Form 10-Q
period 2004-06-30
XCYTE THERAPIES INC
filed 2004-08-16
CIK 1130166

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The registrant has been subject to the filing requirements of the Securities Exchange Act of 1934 since March 16, 2004, the effective date of its Registration Statement on Form S-1, as amended (File No. 333-109653), and has filed all required reports since such effective date.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On August 10, 2004, the registrant had an aggregate of 14,826,573 shares of common stock issued and outstanding.

XCYTE THERAPIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

XCYTE THERAPIES, INC.

(a development stage company)

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2004	December 31, 2003
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$8,802	$2,241
Short-term investments	24,928	11,299
Prepaid expenses and other current assets	1,277	519

Total current assets	35,007	14,059
Property and equipment, net	3,905	2,767
Deposits and other assets	948	1,672

Total assets	$39,860	$18,498

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,045	$954
Accrued compensation and related benefits	463	405
Other accrued liabilities	640	856
Current portion of deferred revenue	47	—
Convertible promissory notes	—	11,652
Current portion of equipment financings	974	845

Total current liabilities	4,169	14,712
Deferred revenue, less current portion	786	—
Equipment financings, less current portion	1,220	993
Other liabilities	588	562

Commitments and contingencies
Redeemable convertible preferred stock, Issued and outstanding— 6,781,814 shares as of December 31, 2003; none as of June 30, 2004	—	64,604
Redeemable convertible preferred stock warrants	—	2,467

Stockholders’ equity (deficit):

Preferred stock, $0.001 par value per share
Authorized—42,000,000 shares as of December 31, 2003; 5,000,000 shares as of June 30, 2004	—	—
Common stock, par value $0.001 per share
Authorized—70,000,000 shares as of December 31, 2003; 100,000,000 shares as of June 30, 2004
Issued and outstanding—14,826,573 and 1,546,624 shares as of June 30, 2004 and December 31, 2003, respectively	15	2
Additional paid-in capital	146,511	24,532
Deferred stock compensation	(2,404)	(2,774)
Accumulated other comprehensive loss	(60)	(5)
Deficit accumulated during the development stage	(110,965)	(86,595)

Total stockholders’ equity (deficit)	$33,097	$(64,840)

Total liabilities and stockholders’ equity (deficit)	$39,860	$18,498

See accompanying notes.

XCYTE THERAPIES, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from inception (January 5, 1996) to June 30, 2004
	2004	2003	2004	2003
Revenue:
License fee	$12	$—	$12	$—	$112
Collaborative agreement	12	59	24	72	194
Government grant	—	—	—	—	144

Total revenue	24	59	36	72	450

Operating expenses:
Research and development	4,426	4,330	8,601	7,029	75,426
General and administrative	1,723	1,040	3,297	2,194	24,748

Total operating expenses	6,149	5,370	11,898	9,223	100,174

Loss from operations	(6,125)	(5,311)	(11,862)	(9,151)	(99,724)
Other income (expense):
Interest income	106	30	148	94	3,620
Interest expense	(67)	(65)	(12,656)	(131)	(14,666)
Loss on sale of equipment	—	—	—	(1)	(195)

Other income (expense), net	39	(35)	(12,508)	(38)	(11,241)

Net loss	(6,086)	(5,346)	(24,370)	(9,189)	(110,965)
Accretion of preferred stock	—	—	(8,973)	—	(25,385)

Net loss applicable to common stockholders	$(6,086)	$(5,346)	$(33,343)	$(9,189)	$(136,350)

Basic and diluted net loss per common share	$(0.41)	$(3.60)	$(3.66)	$(6.21)

Shares used in computation of basic and diluted net loss per common share	14,800,321	1,483,370	9,107,401	1,480,603

See accompanying notes.

XCYTE THERAPIES, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended June 30,		Period from inception (January 5, 1996) to June 30, 2004
	2004	2003
Cash flows from operating activities
Net loss	$(24,370)	$(9,189)	$(110,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash research and development expense for technology licenses	—	—	1,716
Amortization of investment premiums, net	251	47	557
Non-cash stock compensation expense	1,217	725	9,008
Non-cash interest expense	12,536	25	13,039
Non-cash rent expense from warrant issuances	17	17	119
Depreciation and amortization	455	430	5,146
Loss on sale of property and equipment	—	1	195
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(793)	204	(1,464)
(Increase) decrease in deposits and other assets	707	23	(574)
Increase in accounts payable	1,091	134	2,045
Increase (decrease) in accrued liabilities	876	(404)	2,699

Net cash used in operating activities	(8,013)	(7,987)	(78,479)

Cash flows from investing activities
Purchases of property and equipment	(1,593)	(287)	(8,510)
Proceeds from sale of property and equipment	—	—	64
Net cash acquired in acquisition	—	—	437
Purchases of investments available-for-sale	(43,497)	(16,642)	(106,831)
Purchases of investments held-to-maturity	—	—	(17,732)
Proceeds from sales and maturities of investments available-for-sale	29,563	23,236	93,874
Proceeds from sales and maturities of investments held-to-maturity	—	—	5,145

Net cash provided by (used in) investing activities	(15,527)	6,307	(33,553)

Cash flows from financing activities
Net proceeds from issuances of preferred stock	—	—	75,554
Net proceeds from issuances of common stock	29,700	—	29,700
Net proceeds from issuances of convertible promissory notes	—	—	12,660
Common stock repurchased	—	—	(3)
Proceeds from stock options and warrants exercised	68	1	590
Proceeds from equipment financings	867	330	6,919
Principal payments on equipment financings	(534)	(461)	(4,586)

Net cash provided by (used in) financing activities	30,101	(130)	120,834

Net increase (decrease) in cash and cash equivalents	6,561	(1,810)	8,802
Cash and cash equivalents at beginning of period	2,241	3,728	—

Cash and cash equivalents at end of period	$8,802	$1,918	$8,802

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

The financial statements and related disclosures have been prepared with the assumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Prospectus filed by the Company pursuant to Rule 424(b) under the Securities Act of 1933, as amended, relating to the Registration Statement on Form S-1, as amended (File No. 333-109653), with the Securities and Exchange Commission on March 17, 2004. The condensed balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

On March 4, 2004 the Company effected a 2 for 11 reverse stock split of the outstanding common and preferred stock and stock options and warrants. All share and per share amounts have been retroactively restated in the accompanying financial statements and notes for all periods presented to reflect the reverse stock split.

Revenue recognition

To date, the Company has generated no revenues from sales of products. Revenues relate to fees received for licensed technology, cost reimbursement contracts and a Small Business Innovation Research (SBIR) grant awarded to the Company by the National Institutes of Health. Revenue associated with up-front license fees and research and development funding payments are recognized ratably over the relevant periods specified in the agreement, generally the period the Company is obligated to perform services. Revenue under research and development cost-reimbursement agreements is recognized as the related costs are incurred. Revenue related to grant agreements is recognized as related research and development expenses are incurred.

Other comprehensive income (loss)

Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). The Company’s only other comprehensive income (loss) is unrealized gain (loss) on investments. Total comprehensive loss totaled $6,144 and $5,343 for the three months ended June 30, 2004 and 2003, respectively. Total comprehensive loss totaled $24,425 and $9,190 for the six months ended June 30, 2004 and 2003, respectively.

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

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three-month and six-month periods ended June 30, 2004 and 2003: risk-free interest rate of 5.0%; a dividend yield of 0%; expected volatility of 80%; and weighted average expected lives of the options of 4 years. The estimated weighted average fair value of stock options granted during the three months ended June 30, 2004 and 2003 was $3.98 and $9.44 per share of common stock, respectively. The estimated weighted average fair value of stock options granted during the six months ended June 30, 2004 and 2003 was $6.56 and $6.33 per share of common stock, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company’s pro forma information follows (in thousands, other than per share information):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss applicable to common stockholders, as reported	$(6,086)	$(5,346)	$(33,343)	$(9,189)
Add: Employee stock-based compensation, as reported	595	282	1,178	595
Deduct: Stock-based compensation determined under the fair value method	(819)	(384)	(1,520)	(805)

Pro forma net loss	$(6,310)	$(5,448)	$(33,685)	$(9,399)

Basic and diluted pro forma net loss per share	$(0.43)	$(3.67)	$(3.70)	$(6.35)

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

2. Initial Public Offering

On March 19, 2004, the Company completed an initial public offering which, after deducting underwriting discounts and estimated offering-related expenses, resulted in net proceeds to the Company of approximately $29.7 million and issuance by the Company of 4,200,000 shares of common stock. In connection with the initial public offering, all of the outstanding shares of the Company’s redeemable convertible preferred stock and all of its outstanding convertible promissory notes, including interest accrued thereon through the closing date of the offering, were converted into 6,781,814 and 1,357,357 shares of common stock, respectively. Concurrent with the initial public offering, certain warrants were converted into common stock through payment of cash and cashless exercises, resulting in the issuance of 896,235 shares of common stock. In addition, the Company filed an Amended and Restated Certificate of Incorporation to amend the number of authorized shares of common stock to 100,000,000 and 5,000,000 shares of authorized preferred stock.

3. Significant agreements

Manufacturing and supply contracts

The Company entered into a development and supply agreement with Dynal S.A. during the year ended December 31, 1999, agreeing to make nonrefundable payments totaling $3.0 million for certain development activities conducted by Dynal. As of June 30, 2004, the Company had made payments totaling the full $3.0 million under the agreement, which were charged to research and development expense. Under the terms of the supply agreement, should the Company not buy a minimum $250,000 of beads in the first 12 months after the development phase ends and $500,000 of beads annually thereafter over the remaining term of the agreement, Dynal shall have the right to terminate the agreement. Either party may terminate the agreement as of August 2009 for any reason, or earlier on account of the material breach or insolvency of the other party. If the agreement is not terminated by August 2009, either party can elect to extend the terms of the agreement for an additional five years. Otherwise, it will automatically renew on a year to year basis.

Corporate collaborations

In November 2003, the Company licensed to Fresenius Biotechnology GmbH, a wholly-owned subsidiary of Fresenius AG, the Company’s Xcellerate Technology on an exclusive basis in the field of HIV retroviral gene therapy, for development and commercialization in Europe with an option under certain circumstances to expand their rights to North America. The agreement with Fresenius requires the Company to transfer its Xcellerate Technology, including manufacturing capability, to Fresenius and supply all antibody-coated beads required by Fresenius to support its development and commercialization efforts. Fresenius had previously agreed to reimburse the Company for its expenses in transferring the technology and to pay the Company for the antibody-coated beads on a cost-plus basis. As of June 30, 2004, the Company had recognized $194,000 as revenue related to the reimbursement of its actual costs. The terms of the agreement include potential royalties on net sales as well as potential milestone payments to the Company less applicable sublicense fees payable by Xcyte to third parties for each product developed. As of June 30, 2004, the Company had recognized $12,000 as revenue related to payments received. Fresenius’ obligation to pay the Company royalties under this agreement terminates on a country-by-country basis upon the later of the last to expire of the licensed patents or fifteen years after the first commercial sale of a product in the country. The agreement is also subject to earlier termination by Fresenius at any time if Fresenius determines it cannot develop a commercially viable product or complete a required manufacturing audit; by Xcyte if Fresenius does not meet development milestones; and by either party for the material breach or insolvency of the other party.

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

In connection with the issuance of the Notes, the holders of the Notes received warrants to purchase 207,977 shares of the Company’s Series F preferred stock at $15.29 per share, exercisable after the maturity date of the Notes, through 2008. As the Company’s initial public offering occurred prior to the maturity date of the Notes and the closing of the next private financing, the warrants expired. The Company had allocated $1.4 million of the proceeds to the warrants based on the relative fair values of the Notes and warrants (using the Black-Scholes option pricing model). The resulting $1.4 million discount on the Notes was being amortized to interest expense over the term of the Notes. Through March 19, 2004 (the conversion date of the Notes), $614,000 of the discount had been amortized to interest expense ($299,000 during the six months ended June 30, 2004). The unamortized discount of $769,000 existing on the day of the conversion was recognized as interest expense immediately upon conversion of the Notes.

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

On May 7, 2001, the Company filed a motion seeking to dismiss the conspiracy claims, the only counts in the second amended complaint in which Xcyte Therapies was named as a defendant. On June 29, 2001, the court granted the motion to dismiss. On July 27, 2001, the plaintiff filed a fourth amended complaint, which again named the Company as a defendant and attempted to allege that Xcyte Therapies and its co-defendants unlawfully conspired against Mr. Lenahan. On August 31, 2001, the Company filed a motion to dismiss the conspiracy claims against Xcyte Therapies. On February 25, 2002, the court granted the motion to dismiss. However, the court granted the plaintiff one final chance to file an amended complaint. On March 26, 2002, the plaintiff filed a fifth amended complaint, which alleged similar claims as the fourth amended complaint. The Company filed a motion to dismiss the conspiracy claims, and, on July 22, 2002, the court granted the Company’s motion to dismiss the plaintiff’s fifth amended complaint with prejudice. On August 20, 2002, the plaintiff filed a notice of appeal in the Appellate Court of Illinois, First Judicial District, from the circuit court’s order granting the Company’s motion to dismiss. On April 7, 2003, the Company filed its response brief, and, on April 21, 2003, the plaintiff filed a reply brief. The Court heard oral arguments on March 16, 2004. On March 31, 2004, the Appellate Court affirmed the dismissal of the conspiracy claims against Xcyte Therapies and reinstated other claims made by the plaintiff against certain other defendants. The plaintiff filed a petition for rehearing in the Appellate Court on April 21, 2004, which was denied on May 24, 2004. The plaintiff did not appeal from the initial decision of the Appellate Court, or from its denial of the petition for rehearing. On July 13, 2004, the Appellate Court issued its mandate, remanding the case to the trial court for further proceedings. The claims against the Company, therefore, are effectively resolved and terminated.

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

Since our inception in 1996, we have focused our activities primarily on the development of these therapeutic products. We are a development-stage company and have incurred significant losses since our inception. As of June 30, 2004, our deficit accumulated during the development stage was $111.0 million. Our operating expenses consist of research and development expenses and general and administrative expenses.

We have recognized revenues from inception through June 30, 2004 of approximately $450,000 from license fees, payments under a collaborative agreement and income from a National Institutes of Health Phase I Small Business Innovation Research, or SBIR, grant in chronic lymphocytic leukemia. We currently do not market any products and will not for several years, if at all. Accordingly, we do not expect to have any product sales or royalty revenue for a number of years. Our net losses are primarily a result of research and development and general and administrative expenses incurred to support our operations. We anticipate incurring net losses over at least the next several years as we complete our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations.

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

Our research and development efforts to date have primarily focused on the development of our proprietary Xcellerate Technology and Xcellerated T Cells. From inception through June 30, 2004, we incurred research and development expenses of approximately $75.4 million, substantially all of which relate to the research and development of this technology. Currently, we are focusing our efforts on advancing our product through clinical trials. Because of the risks and uncertainties inherent in the clinical trials and regulatory process, we are unable to estimate with any certainty the length of time or expenses to continue development of Xcellerated T Cells for commercialization. However, we expect our research and development expenses to increase as we continue to improve our proprietary Xcellerate Technology and develop Xcellerated T Cells for additional clinical indications.

General and Administrative Expenses

Our general and administrative expenses are costs associated with supporting our operations, including payroll and personnel-related expenses and professional fees. In addition, rent and facility expenses for our administrative office area and other general office support activities are also included in our general and administrative expenses.

Revenue recognition

To date, we have generated no revenues from sales of products. Revenues relate to fees received for licensed technology, cost reimbursement contracts and a Small Business Innovation Research (SBIR) grant awarded to the Company by the National Institutes of Health. Revenue associated with up-front license fees and research and development funding payments are recognized ratably over the relevant periods specified in the agreement, generally the period the Company is obligated to perform services. Revenue under research and development cost-reimbursement agreements is recognized as the related costs are incurred. Revenue related to grant agreements is recognized as related research and development expenses are incurred.

Results of Operations

Three Months Ended June 30, 2004 and 2003

Revenue

Revenue was approximately $24,000 and $59,000 for the three months ended June 30, 2004 and 2003, respectively. This consisted of revenue recognized related to the amortization of license fees received and reimbursements of our costs incurred under a collaboration agreement.

Research and Development

Research and development expenses represented approximately 72% and 81% of our operating expenses for the three months ended June 30, 2004 and 2003, respectively. Research and development expenses increased 2.2%, from $4.3 million for the three months ended June 30, 2003 to $4.4 million for the three months ended June 30, 2004. The overall rise in research and development expenses was the result of increases in clinical trial costs, laboratory supplies, and salary and other personnel-related expenses. Clinical trial and laboratory supplies costs have increased as we continue to advance and expand our clinical testing. As of June 30, 2004 we had 71 employees in research and development and manufacturing operations compared to 53 employees in research and development and manufacturing operations as of June 30, 2003. These increases were partially offset by a reduction of $1.2 million in contractual payments relating to developing our antibody technology. The higher level of expense in the second quarter of 2003, related to our antibody technology, resulted from obligations to the third-party manufacturer of the antibodies that we use in our Xcellerate Technology. Since we store these antibodies in our inventory for use when needed in clinical trials and research and development activities, the manufacture of these antibodies occurs periodically, resulting in a corresponding increase in expense from time to time. We anticipate that research and development expenses will continue to grow in the foreseeable future as we expand our research, development and clinical trial activities.

General and Administrative

General and administrative expenses represented approximately 28% and 19% of our operating expenses for the three months ended June 30, 2004 and 2003, respectively. General and administrative expenses increased 66%, from $1.0 million for the three months ended June 30, 2003 to $1.7 million for the three months ended June 30, 2004. The rise was due primarily to increases in professional fees, insurance costs, salary and other personnel-related expenses and non-cash stock compensation expense. Non-cash stock compensation expense increased from $160,000 for the three months ended June 30, 2003 to $319,000 for the three months ended June 30, 2004. We anticipate that general and administrative expenses will increase in the foreseeable future as we support our growth and incur costs related to being a public company.

Other Income (Expense)

Other income, comprised primarily of interest income and interest expense, totaled $39,000 for the three months ended June 30, 2004, compared to other expense of $35,000 for the three months ended June 30, 2003. Interest income increased 253%, from $30,000 for the three months ended June 30, 2003 to $106,000 for the three months ended June 30, 2004, due to increased average cash and investment balances upon which interest is earned. Interest expense increased from $65,000 for the three months ended June 30, 2003 to $67,000 for the three months ended June 30, 2004.

Six Months Ended June 30, 2004 and 2003

Revenue

Revenue was approximately $36,000 and $72,000 for the six months ended June 30, 2004 and 2003, respectively. This consisted of revenue recognized related to the amortization of license fees received and reimbursements of our costs incurred under a collaboration agreement.

Research and Development

Research and development expenses represented approximately 72% and 76% of our operating expenses for the six months ended June 30, 2004 and 2003, respectively. Research and development expenses increased 22%, from $7.0 million for the six months ended June 30, 2003 to $8.6 million for the six months ended June 30, 2004. The increase was primarily the result of amounts charged to expense for contractual obligations relating to developing our bead technology, in addition to increases in clinical trial costs, laboratory supplies, salary and other personnel-related expenses and non-cash stock compensation expense. Expenses associated with developing our bead technology totaled $500,000 for the six months ended June 30, 2004, with no such costs incurred for the six months ended June 30, 2003. Clinical trial and laboratory supplies costs have increased as we continue to advance and expand our clinical testing. As of June 30, 2004 we had 71 employees in research and development and manufacturing operations compared to 53 employees in research and development and manufacturing operations as of June 30, 2003. In addition, our non-cash stock compensation expense increased from $399,000 for the six months ended June 30, 2003 to $603,000 for the six months ended June 30, 2004. These increases were partially offset by a reduction of $1.2 million in contractual payments relating to developing our antibody technology. The higher level of expense in the first half of 2003, related to our antibody technology, resulted from obligations to the third-party manufacturer of the antibodies that we use in our Xcellerate Technology. Since we store these antibodies in our inventory for use when needed in clinical trials and research and development activities, the manufacture of these antibodies occurs periodically, resulting in a corresponding increase in expense from time to time. We anticipate that research and development expenses will continue to grow in the foreseeable future as we expand our research, development and clinical trial activities.

General and Administrative

General and administrative expenses represented approximately 28% and 24% of our operating expenses for the six months ended June 30, 2004 and 2003, respectively. General and administrative expenses increased 50%, from $2.2 million for the six months ended June 30, 2003 to $3.3 million for the six months ended June 30, 2004. The rise was due primarily to increases in professional fees, insurance costs, salary and other personnel-related expenses and non-cash stock compensation expense. Non-cash stock compensation expense increased from $326,000 for the six months ended June 30, 2003 to $614,000 for the six months ended June 30, 2004. We anticipate that general and administrative expenses will increase in the foreseeable future as we support our growth and incur costs related to being a public company.

Other Income (Expense)

Other expense, comprised primarily of interest expense and interest income, totaled $38,000 for the six months ended June 30, 2003, compared to $12.5 million for the six months ended June 30, 2004. Interest income increased 57%, from $94,000 for the six months ended June 30, 2003 to $148,000 for the six months ended June 30, 2004, due to increased average cash and investment balances upon which interest is earned. Interest expense increased from $131,000 for the six months ended June 30, 2003 to $12.7 million for the six months ended June 30, 2004, due to interest expense associated with the convertible promissory notes issued in October 2003. Upon consummation of our initial public offering and conversion of the notes to common stock, we recognized $11.3 million in interest expense, which represented the beneficial conversion feature of the notes. We also recognized an additional $1.1 million in interest expense associated with the discount on the notes, representing the value of the proceeds allocated to the warrants received by the note holders.

Accretion of Preferred Stock

For the six months ended June 30, 2004, we recognized $9.0 million in accretion of preferred stock to arrive at our net loss applicable to common stockholders. No such accretion was recognized for the six months ended June 30, 2003. This accretion represented the remaining discount associated with our Series E and F preferred stock, which was recognized when the preferred stock was converted into common stock upon the closing of our initial public offering.

Liquidity and Capital Resources

As of June 30, 2004, we had cash, cash equivalents and short-term investments of $33.7 million, with cash equivalents being held primarily in highly liquid money market accounts. Cash, cash equivalents and short-term investments were $13.5 million as of December 31, 2003.

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

We have financed our operations since inception through private and public placements of equity securities, grant revenue, license fees, payments under a collaborative agreement, equipment financings and interest income earned on cash, cash equivalents and investments. From inception through June 30, 2004, we have raised net proceeds of $75.6 million from private equity financings, $29.7 million from our initial public offering and $12.7 million from the sale of convertible promissory notes. Since our inception to June 30, 2004, we have received $450,000 in revenue, $6.9 million in equipment financings and $3.6 million in interest income.

Since our inception, investing activities, other than purchases and maturities of investments, have consisted primarily of purchases of property and equipment. As of June 30, 2004, our investment in property and equipment was $7.5 million. We anticipate our capital expenditures will increase in the future as we construct and renovate our planned manufacturing plant and expand our current facilities.

Net cash used in operating activities was $8.0 million for each of the six-month periods ended June 30, 2004 and 2003. Expenditures in these periods were generally a result of research and development expenses and general and administrative expenses in support of our operations.

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

We are a development stage company with limited operating history. We have incurred significant operating losses since we began operations in 1996, including net losses of approximately $18.5 million for the year ended December 31, 2003 and $24.4 million for the six months ended June 30, 2004, and we may never become profitable. As of June 30, 2004, we had a deficit accumulated during the development stage of approximately $111.0 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We also expect to incur significant costs to renovate our leased facility for the manufacture of Xcellerated T Cells for our planned clinical trials and, if we receive FDA approval, for initial commercialization activities. To date, we have derived no revenues from product sales or royalties. We do not expect to have any significant product sales or royalty revenue for a number of years. Our operating losses have been increasing during the past several years and will continue to increase significantly in the next several years as we expand our research and development, participate in clinical trial activities, acquire or license technologies, scale up and improve our manufacturing operations, seek regulatory approvals and, if we receive FDA approval, commercialize our products. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.

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

Under our agreements with Lonza to purchase antibodies, we must make payments denominated in British pounds. As a result, from time to time, we are exposed to currency exchange risks. We do not engage in currency hedging. Accordingly, if the British pound strengthens against the US dollar, our payments to Lonza will increase in US dollar terms. At June 30, 2004, we had no significant outstanding obligations or future contractual commitments to Lonza. However, if our future purchases from Lonza require payments in British pounds, we will continue to be exposed to currency exchange risks.

The terms of our license agreement with Fresenius include potential royalties on net sales as well as potential milestone payments to us. As a result, we are exposed to currency exchange risks. We do not engage in currency hedging, and, if the Euro weakens against the US dollar, payments received from Fresenius will decrease in US dollar terms.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our short-term investments as of June 30, 2004 consisted of $18.0 million in corporate bonds, $4.6 million in federal agency obligations, and $2.3 million in municipal bonds with contractual maturities of one year or less. Due to the short-term nature of our investments, we believe that our exposure to market interest rate fluctuations is minimal. The corporate bonds in which we invest are rated “A” or better by both Moody’s and Standard and Poor’s. Our cash and cash equivalents are held primarily in highly liquid money market accounts. A hypothetical 10% change in short-term interest rates from those in effect at June 30, 2004 would not have a significant impact on our financial position or our expected results of operations. We do not currently hold any derivative financial instruments.

Because interest rates on our equipment financing obligations are fixed at the beginning of the repayment term, exposure to changes in interest rates is limited to new financings.

Foreign Currency Risk

For antibody development and supply services provided by Lonza, we must make payments denominated in British pounds. As a result, from time to time, we are exposed to currency exchange risks. We do not engage in currency hedging, and, if the British pound strengthens against the US dollar, our payments to Lonza will increase in US dollar terms. At June 30, 2004, we had no significant outstanding obligations or future contractual commitments to Lonza. However, we may elect to purchase additional antibodies from Lonza, in which case we would have to make payments in British pounds, exposing us to currency exchange risks in the future. A hypothetical 10% change in the British pound from the rate in effect at June 30, 2004 would not have a significant impact on our financial position or our expected results of operations.

The terms of our license agreement with Fresenius include the receipt of potential royalties on net sales as well as potential milestone payments to us. As a result, we are exposed to currency exchange risks. We do not engage in currency hedging, and, if the Euro weakens against the US dollar, payments received from Fresenius will decrease in US dollar terms. A hypothetical 10% change in the Euro from the rate in effect at June 30, 2004 would not have a significant impact on our financial position or our expected results of operations.

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

On May 7, 2001, we filed a motion seeking to dismiss the conspiracy claims, the only counts in the second amended complaint in which we were named as a defendant. On June 29, 2001, the court granted the motion to dismiss. On July 27, 2001, the plaintiff filed a fourth amended complaint, which again named us as a defendant and attempted to allege that we and our co-defendants unlawfully conspired against Mr. Lenahan. On August 31, 2001, we filed a motion to dismiss the conspiracy claims against us. On February 25, 2002, the court granted the motion to dismiss. However, the court granted the plaintiff one final chance to file an amended complaint. On March 26, 2002, the plaintiff filed a fifth amended complaint, which alleged similar claims as the fourth amended complaint. We filed a motion to dismiss the conspiracy claims, and, on July 22, 2002, the court granted our motion to dismiss the plaintiff’s fifth amended complaint with prejudice. On August 20, 2002, the plaintiff filed a notice of appeal in the Appellate Court of Illinois, First Judicial District, from the circuit court’s order granting our motion to dismiss. On April 7, 2003, we filed our response brief, and, on April 21, 2003, the plaintiff filed a reply brief. The Court heard oral arguments on March 16, 2004. On March 31, 2004, the Appellate Court affirmed the dismissal of the conspiracy claims against us and reinstated other claims made by the plaintiff against certain other defendants. The plaintiff filed a petition for rehearing in the Appellate Court on April 21, 2004, which was denied on May 24, 2004. The plaintiff did not appeal from the initial decision of the Appellate Court, or from its denial of the petition for rehearing. On July 13, 2004, the Appellate Court issued its mandate, remanding the case to the trial court for further proceedings. The claims against us, therefore, are effectively resolved and terminated.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c) Recent Sales of Unregistered Securities

In the quarter ended June 30, 2004, we issued 27,272 shares of unregistered common stock to Dr. Ronald J. Berenson, our Chief Executive Officer and President, pursuant to the exercise of stock options under our 1996 Stock Option Plan. These options were exercised at a weighted average exercise price of $0.919 per share. The issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance on Rule 701 and Section 4(2) of the Securities Act.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number
3.1*	Amended and Restated Certificate of Incorporation of the Registrant

3.2*	Bylaws of the Registrant

4.1*	Form of Stock Certificate

10.1	Larry Romel Employee Offer Letter

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350.

*	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-109653, originally filed with the Commission on October 10, 2003, as subsequently amended, and incorporated herein by reference.

(b) Reports on Form 8-K:

On May 13, 2004, we furnished a Form 8-K announcing financial results for the first quarter of 2004.

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

Date: August 16, 2004