Form 10-Q
period 2004-09-30
XCYTE THERAPIES INC
filed 2004-11-15
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

On November 10, 2004, the registrant had an aggregate of 16,720,859 shares of common stock issued and outstanding.

XCYTE THERAPIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2004

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets as of September 30, 2004 and December 31, 2003	3
	Condensed Statements of Operations for the three-month and nine-month periods ended September 30, 2004 and 2003 and from inception (January 5, 1996) to September 30, 2004	4
	Condensed Statements of Cash Flows for the nine-month periods ended September 30, 2004 and 2003 and from inception (January 5, 1996) to September 30, 2004	5
	Notes to Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 6.	Exhibits	29
SIGNATURES		30

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

XCYTE THERAPIES, INC.

(a development stage company)

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Note 1)
Assets

Current assets:
Cash and cash equivalents	$3,758	$2,241
Short-term investments	23,478	11,299
Prepaid expenses and other current assets	1,007	519

Total current assets	28,243	14,059
Property and equipment, net	5,712	2,767
Deposits and other assets	1,051	1,672

Total assets	$35,006	$18,498

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,162	$954
Accrued compensation and related benefits	507	405
Other accrued liabilities	543	856
Current portion of deferred revenue	47	—
Convertible promissory notes	—	11,652
Current portion of equipment financings	1,331	845

Total current liabilities	4,590	14,712
Deferred revenue, less current portion	774	—
Equipment financings, less current portion	2,160	993
Other liabilities	599	562

Commitments and contingencies
Redeemable convertible preferred stock, Issued and outstanding— 6,781,814 shares as of December 31, 2003; none as of September 30, 2004	—	64,604
Redeemable convertible preferred stock warrants	—	2,467

Stockholders’ equity (deficit):

Preferred stock, $0.001 par value per share
Authorized—42,000,000 shares as of December 31, 2003; 5,000,000 shares as of September 30, 2004	—	—

Common stock, par value $0.001 per share
Authorized—70,000,000 shares as of December 31, 2003; 100,000,000 shares as of September 30, 2004
Issued and outstanding—14,826,970 and 1,546,624 shares as of September 30, 2004 and December 31, 2003, respectively	15	2
Additional paid-in capital	146,519	24,532
Deferred stock compensation	(1,824)	(2,774)
Accumulated other comprehensive loss	(32)	(5)
Deficit accumulated during the development stage	(117,795)	(86,595)

Total stockholders’ equity (deficit)	$26,883	$(64,840)

Total liabilities and stockholders’ equity (deficit)	$35,006	$18,498

See accompanying notes.

XCYTE THERAPIES, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from inception (January 5, 1996) to September 30, 2004
	2004	2003	2004	2003
Revenue:
License fee	$11	$—	$23	$—	$123
Collaborative agreement	2	73	26	145	196
Government grant	—	—	—	—	144

Total revenue	13	73	49	145	463
Operating expenses:
Research and development	5,125	3,083	13,726	10,112	80,551
General and administrative	1,750	918	5,047	3,112	26,498

Total operating expenses	6,875	4,001	18,773	13,224	107,049

Loss from operations	(6,862)	(3,928)	(18,724)	(13,079)	(106,586)
Other income (expense):
Interest income	99	18	247	112	3,719
Interest expense	(67)	(65)	(12,723)	(196)	(14,733)
Loss on sale of equipment	—	—	—	(1)	(195)

Other income (expense), net	32	(47)	(12,476)	(85)	(11,209)

Net loss	(6,830)	(3,975)	(31,200)	(13,164)	(117,795)
Accretion of preferred stock	—	—	(8,973)	—	(25,385)

Net loss applicable to common stockholders	$(6,830)	$(3,975)	$(40,173)	$(13,164)	$(143,180)

Basic and diluted net loss per common share	$(0.46)	$(2.67)	$(3.65)	$(8.87)

Shares used in computation of basic and diluted net loss per common share	14,806,563	1,490,300	11,007,122	1,483,836

See accompanying notes.

XCYTE THERAPIES, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended September 30,		Period from inception (January 5, 1996) to September 30, 2004
	2004	2003
Cash flows from operating activities
Net loss	$(31,200)	$(13,164)	$(117,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash research and development expense for technology licenses	—	—	1,716
Amortization of investment premiums, net	342	49	648
Non-cash stock compensation expense	1,804	1,065	9,595
Non-cash interest expense	12,547	37	13,051
Non-cash rent expense from warrant issuances	26	26	128
Depreciation and amortization	712	634	5,403
Loss on sale of property and equipment	—	1	195
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(522)	257	(1,193)
(Increase) decrease in deposits and other assets	596	(251)	(685)
Increase in accounts payable	1,208	257	2,162
Increase (decrease) in accrued liabilities	823	(139)	2,646

Net cash used in operating activities	(13,664)	(11,228)	(84,129)

Cash flows from investing activities
Purchases of property and equipment	(3,658)	(436)	(10,575)
Proceeds from sale of property and equipment	—	—	64
Net cash acquired in acquisition	—	—	437
Purchases of investments available-for-sale	(54,623)	(16,947)	(117,958)
Purchases of investments held-to-maturity	—	—	(17,732)
Proceeds from sales and maturities of investments available-for-sale	42,075	27,739	106,386
Proceeds from sales and maturities of investments held-to-maturity	—	—	5,145

Net cash provided by (used in) investing activities	(16,206)	10,356	(34,233)

Cash flows from financing activities
Net proceeds from issuances of preferred stock	—	—	75,554
Net proceeds from issuances of common stock	29,700	—	29,700
Net proceeds from issuances of convertible promissory notes	—	—	12,660
Common stock repurchased	—	—	(3)
Proceeds from stock options and warrants exercised	69	5	591
Proceeds from equipment financings	2,496	444	8,548
Principal payments on equipment financings	(878)	(672)	(4,930)

Net cash provided by (used in) financing activities	31,387	(223)	122,120

Net increase (decrease) in cash and cash equivalents	1,517	(1,095)	3,758
Cash and cash equivalents at beginning of period	2,241	3,728	—

Cash and cash equivalents at end of period	$3,758	$2,633	$3,758

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

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period. Further, the preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimate could result in a change to estimates and impact future operating results.

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

Other comprehensive income (loss)

Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). The Company’s only other comprehensive income (loss) is unrealized gain (loss) on investments. Total comprehensive loss was $6,802 and $3,976 for the three months ended September 30, 2004 and 2003, respectively. Total comprehensive loss was $31,227 and $13,167 for the nine months ended September 30, 2004 and 2003, respectively.

Segments

The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS 131), and related disclosures about its products, services, geographic areas and major customers. The Company has determined that it operates in only one segment.

Stock-based compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, in accounting for stock options. Accordingly, employee stock-based compensation expense is recognized based on the intrinsic value of the option at the date of grant.

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

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three-month and nine-month periods ended September 30, 2004 and 2003: risk-free interest rate of 5.0%; a dividend yield of 0%; expected volatility of 80%; and weighted average expected lives of the options of 4 years. The estimated weighted average fair value of stock options granted during the three months ended September 30, 2004 and 2003 was $2.60 and $2.67 per share of common stock, respectively. The estimated weighted average fair value of stock options granted during the nine months ended September 30, 2004 and 2003 was $5.64 and $2.46 per share of common stock, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company’s pro forma information follows (in thousands, other than per share information):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss applicable to common stockholders, as reported	$(6,830)	$(3,975)	$(40,173)	$(13,164)
Add: Employee stock-based compensation, as reported	576	234	1,753	829
Deduct: Stock-based compensation determined under the fair value method	(816)	(227)	(2,336)	(1,032)

Pro forma net loss	$(7,070)	$(3,968)	$(40,756)	$(13,367)

Basic and diluted pro forma net loss per share	$(0.48)	$(2.66)	$(3.70)	$(9.01)

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

Net loss per share

Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Common stock equivalents, including redeemable convertible preferred stock, stock options and warrants are excluded from the computation of diluted loss per share as their effect is anti-dilutive. For periods presented, there is no difference between basic and diluted net loss per share. As of September 30, 2004 and 2003, the total number of shares excluded from the calculations of diluted net loss per common share was 1,056,149 and 8,546,263, respectively.

2. Initial Public Offering

On March 19, 2004, the Company completed an initial public offering which, after deducting underwriting discounts and estimated offering-related expenses, resulted in net proceeds to the Company of approximately $29.7 million and issuance by the Company of 4,200,000 shares of common stock. In connection with the initial public offering, all of the outstanding shares of the Company’s redeemable convertible preferred stock and all of its outstanding convertible promissory notes, including interest accrued thereon through the closing date of the offering, were converted into 6,781,814 and 1,357,357 shares of common stock, respectively. Concurrent with the initial public offering, certain warrants were converted into common stock through payment of cash and cashless exercises, resulting in the issuance of 896,235 shares of common stock. In addition, the Company filed an Amended and Restated Certificate of Incorporation to amend the number of authorized shares of common stock to 100,000,000 and the authorized shares of preferred stock to 5,000,000.

3. Significant agreements

Manufacturing and supply contracts

The Company entered into a development and supply agreement with Dynal S.A. during the year ended December 31, 1999, agreeing to make nonrefundable payments totaling $3.0 million for certain development activities conducted by Dynal. As of September 30, 2004, the Company had made payments totaling the full $3.0 million under the agreement, which were charged to research and development expense. Under the terms of the supply agreement, should the Company not buy a minimum $250,000 of beads in the first 12 months after the development phase ends and $500,000 of beads annually thereafter over the remaining term of the agreement, Dynal shall have the right to terminate the agreement. Either party may terminate the agreement as of August 2009 for any reason, or earlier on account of the material breach or insolvency of the other party. If the agreement is not terminated by August 2009, either party can elect to extend the terms of the agreement for an additional five years. Otherwise, it will automatically renew on a year to year basis. In March 2004, the Company amended the agreement to allow Dynal to sell a research-grade version of the Company’s antibody-coated beads. As of September 30, 2004, no such sales had occurred.

During the year ended December 31, 2000, the Company entered into development and supply agreements with Lonza Biologics PLC (Lonza). Under the terms of the agreements, the Company is obligated to make payments in British pounds. Exchange rate gains and losses have been insignificant to date. The Company has paid a total of $5.0 million to Lonza under its agreements with them as of September 30, 2004, which were charged to research and development expense. In August and October 2004, the Company amended its agreements with Lonza, resulting in additional obligations of approximately $1.6 million, which are scheduled to be paid in 2005.

Corporate collaborations

In November 2003, the Company licensed to Fresenius Biotechnology GmbH, a wholly-owned subsidiary of Fresenius AG, the Company’s Xcellerate Technology on an exclusive basis in the field of HIV retroviral gene therapy, for development and commercialization in Europe with an option under certain circumstances to expand their rights to North America. The agreement with Fresenius requires the Company to transfer its Xcellerate Technology, including manufacturing capability, to Fresenius and supply all antibody-coated beads required by Fresenius to support its development and commercialization efforts. Fresenius had previously agreed to reimburse the Company for its expenses in transferring the technology and to pay the Company for the antibody-coated beads on a cost-plus basis. As of September 30, 2004, the Company had recognized $196,000 as revenue related to the reimbursement of its actual costs. The terms of the agreement include potential royalties on net sales as well as potential milestone payments to the Company less applicable sublicense fees payable by Xcyte to third parties for each product developed. As of September 30, 2004, the Company had recognized $23,000 as revenue related to upfront payments received. Fresenius’ obligation to pay the Company royalties under this agreement terminates on a country-by-country basis upon the later of the last to expire of the licensed patents or fifteen years after the first commercial sale of a product in the country. The agreement is also subject to earlier termination by Fresenius at any time if Fresenius determines it cannot develop a commercially viable product or complete a required manufacturing audit; by Xcyte if Fresenius does not meet development milestones; and by either party for the material breach or insolvency of the other party.

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

5. Convertible promissory notes

In October 2003, the Company issued Convertible Promissory Notes (the Notes) for $12.7 million, with interest on the unpaid principal amount of the Notes accruing annually at a rate of 6 percent. The Notes (including accrued and unpaid interest) automatically converted into 1,357,357 shares of the Company’s common stock, upon the closing of the Company’s initial public offering.

In connection with the issuance of the Notes, the holders of the Notes received warrants to purchase 207,977 shares of the Company’s Series F preferred stock at $15.29 per share, exercisable after the maturity date of the Notes, through 2008. As the Company’s initial public offering occurred prior to the maturity date of the Notes and the closing of the next private financing, the warrants expired. The Company had allocated $1.4 million of the proceeds to the warrants based on the relative fair values of the Notes and warrants (using the Black-Scholes option pricing model). The resulting $1.4 million discount on the Notes was being amortized to interest expense over the term of the Notes. Through March 19, 2004 (the conversion date of the Notes), $614,000 of the discount had been amortized to interest expense ($299,000 during the nine months ended September 30, 2004). The unamortized discount of $769,000 existing on the day of the conversion was recognized as interest expense immediately upon conversion of the Notes.

Upon the Company’s consummation of its initial public offering, and the Notes conversion to common stock, the Company also recognized $11.3 million in additional interest expense, which represents the beneficial conversion feature of the Notes. This interest expense is in addition to the interest expense recognized associated with the unamortized discount existing on the date of conversion.

6. Long-term obligations

Equipment financings

In July 2004, the Company replaced its two existing equipment financing arrangements with two new equipment financing arrangements with the same parties. The first arrangement provides for borrowings up to $3.0 million, subject to credit approval, and expires in July 2005. At September 30, 2004, the Company had $2.1 million available to it under the outstanding arrangement. The second arrangement provides for borrowings up to $3.0 million, subject to credit approval, and expires in December 2005. At September 30, 2004, the Company had $3.0 million available to it under the outstanding arrangement. Borrowings are collateralized by the related equipment acquired under the arrangements.

7. Subsequent event

Convertible exchangeable preferred stock

On November 3, 2004, the Company completed a public offering of 2,990,000 shares of its 6% convertible exchangeable preferred stock (the Preferred Stock) at $10.00 per share, including the shares sold to the underwriters pursuant to the over-allotment option granted in connection with the offering. Net proceeds from the offering, after deducting underwriting discounts and estimated offering-related expenses, totaled $27.5 million.

Dividends on the Preferred Stock will be cumulative from the date of original issue at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10 per share, plus accrued and unpaid dividends.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s common stock at a conversion rate of approximately 4.2553 shares of common stock for each share of Preferred Stock, based on an initial conversion price of $2.35. The initial conversion price is subject to adjustment in certain events. The Company has reserved 12,723,404 shares of common stock for issuance upon conversion. At November 10, 2004, holders had voluntarily converted 366,700 shares of Preferred Stock into 1,560,422 shares of common stock.

The Company may automatically convert the Preferred Stock into common stock if the closing price of the Company’s common stock has exceeded $3.53, which is 150% of the conversion price of the Preferred Stock, for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion.

If the Company elects to automatically convert, or the holder elects to voluntarily convert, some or all of the Preferred Stock into common stock prior to November 3, 2007, the Company will make an additional payment on the Preferred Stock equal to the aggregate amount of dividends that would have been payable on the Preferred Stock through and including November 3, 2007, less any dividends already paid on the Preferred Stock. This additional payment is payable in cash or, at the Company’s option, in shares of the Company’s common stock, or a combination of cash and shares of common stock. At November 10, 2004, the Company had issued 328,359 shares of common stock to converting holders in satisfaction of this additional payment.

The Company may elect to redeem the Preferred Stock at declining redemption prices on or after November 6, 2007.

The Preferred Stock is exchangeable, in whole but not in part, at the option of the Company on any dividend payment date beginning on November 1, 2005 (the “Exchange Date”) for the Company’s 6% Convertible Subordinated Debentures (“Debentures”) at the rate of $10 principal amount of Debentures for each share of Preferred Stock. The Debentures, if issued, will mature 25 years after the Exchange Date and have terms substantially similar to those of the Preferred Stock.

The Preferred Stock has no maturity date and no voting rights prior to conversion into common stock, except under limited circumstances.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans and investing activities, that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “ Important Factors That May Affect Our Business, Results of Operations and Stock Price.” You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including the Form S-1 filed by us in October 2004 and the other Quarterly Reports on Form 10-Q filed by us in fiscal 2004. When used in this report, the words “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. We caution our investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are a biotechnology company developing a new class of therapeutic products designed to enhance the body’s natural immune responses to treat cancer, infectious diseases and other medical conditions associated with weakened immune systems. We derive our therapeutic products from a patient’s own T cells, which are cells of the immune system that orchestrate immune responses and can detect and eliminate cancer cells and infected cells in the body. We use our patented and proprietary Xcellerate Technology to generate activated T cells, which we call Xcellerated T Cells, from blood that is collected from the patient. Activated T cells are T cells that have been stimulated to carry out immune functions. Our Xcellerate Technology is designed to rapidly activate and expand the patient’s T cells outside of the body. These Xcellerated T Cells are then administered to the patient. We believe, based on clinical trials to date, that our Xcellerate Technology can produce Xcellerated T Cells in sufficient numbers to generate rapid and potent immune responses to treat a variety of medical conditions.

Since our inception in 1996, we have focused our activities primarily on the development of these therapeutic products. We are a development-stage company and have incurred significant losses since our inception. As of September 30, 2004, our deficit accumulated during the development stage was $117.8 million. Our operating expenses consist of research and development expenses and general and administrative expenses.

We have recognized revenues from inception through September 30, 2004 of approximately $463,000 from license fees, payments under a collaborative agreement and income from a National Institutes of Health Phase I Small Business Innovation Research, or SBIR, grant in chronic lymphocytic leukemia. We currently do not market any products and will not for several years, if at all. Accordingly, we do not expect to have any product sales or royalty revenue for a number of years. Our net losses are primarily a result of research and development and general and administrative expenses incurred to support our operations. We anticipate incurring net losses over at least the next several years as we complete our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations.

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

Our research and development efforts to date have primarily focused on the development of our proprietary Xcellerate Technology and Xcellerated T Cells. From inception through September 30, 2004, we incurred research and development expenses of approximately $80.6 million, substantially all of which relate to the research and development of this technology. Currently, we are focusing our efforts on advancing our product through clinical trials. Because of the risks and uncertainties inherent in the clinical trials and regulatory process, we are unable to estimate with any certainty the length of time or expenses to continue development of Xcellerated T Cells for commercialization. However, we expect our research and development expenses to increase as we continue to improve our proprietary Xcellerate Technology and develop Xcellerated T Cells for additional clinical indications.

General and Administrative Expenses

Our general and administrative expenses are costs associated with supporting our operations, including payroll and personnel-related expenses and professional fees. In addition, rent and facility expenses for our administrative office area and other general office support activities are also included in our general and administrative expenses.

Revenue recognition

To date, we have generated no revenues from sales of products. Revenues relate to fees received for licensed technology, cost reimbursement contracts and a SBIR grant awarded to us by the National Institutes of Health. We recognize revenue associated with up-front license fees and research and development funding payments ratably over the relevant periods specified in the agreement, which generally the period we are obligated to perform services. We recognize revenue under research and development cost-reimbursement agreements as the related costs are incurred. We recognize revenue related to grant agreements as the related research and development expenses are incurred.

Results of Operations

Three Months Ended September 30, 2004 and 2003

Revenue

Revenue was approximately $13,000 and $73,000 for the three months ended September 30, 2004 and 2003, respectively. This consisted of revenue recognized related to the amortization of license fees received and reimbursements of our costs incurred under a collaboration agreement.

Research and Development

Research and development expenses represented approximately 75% and 77% of our operating expenses for the three months ended September 30, 2004 and 2003, respectively. Research and development expenses increased 66%, from $3.1 million for the three months ended September 30, 2003 to $5.1 million for the three months ended September 30, 2004. The rise in research and development expenses was the result of increases in clinical trial costs, laboratory supplies, and salary and other personnel-related expenses. Clinical trial and laboratory supplies costs have increased as we continue to advance and expand our clinical testing. As of September 30, 2004 we had 83 employees in research and development, manufacturing and clinical/regulatory operations compared to 50 employees in research and development, manufacturing and clinical/regulatory operations as of September 30, 2003. We anticipate that research and development expenses will continue to grow in the foreseeable future as we expand our research, development and clinical trial activities.

General and Administrative

General and administrative expenses represented approximately 25% and 23% of our operating expenses for the three months ended September 30, 2004 and 2003, respectively. General and administrative expenses increased 91%, from $918,000 for the three months ended September 30, 2003 to $1.8 million for the three months ended September 30, 2004. The rise was due primarily to increases in professional fees, insurance costs, salary and other personnel-related expenses and non-cash stock compensation expense. Non-cash stock compensation expense increased from $146,000 for the three months ended September 30, 2003 to $311,000 for the three months ended September 30, 2004. We anticipate that general and administrative expenses will increase in the foreseeable future as we support our growth and incur costs related to being a public company.

Other Income (Expense)

Other income, comprised primarily of interest income and interest expense, totaled $32,000 for the three months ended September 30, 2004, compared to other expense of $47,000 for the three months ended September 30, 2003. Interest income increased 450%, from $18,000 for the three months ended September 30, 2003 to $99,000 for the three months ended September 30, 2004, due to increased average cash and investment balances upon which interest is earned. Interest expense increased from $65,000 for the three months ended September 30, 2003 to $67,000 for the three months ended September 30, 2004.

Nine Months Ended September 30, 2004 and 2003

Revenue

Revenue was approximately $49,000 and $145,000 for the nine months ended September 30, 2004 and 2003, respectively. This consisted of revenue recognized related to the amortization of license fees received and reimbursements of our costs incurred under a collaboration agreement.

Research and Development

Research and development expenses represented approximately 73% and 76% of our operating expenses for the nine months ended September 30, 2004 and 2003, respectively. Research and development expenses increased 36%, from $10.1 million for the nine months ended September 30, 2003 to $13.7 million for the nine months ended September 30, 2004. The increase was primarily the result of amounts charged to expense for contractual obligations relating to developing our bead technology, in addition to increases in clinical trial costs, laboratory supplies, salary and other personnel-related expenses and non-cash stock compensation expense. Expenses associated with developing our bead technology totaled $500,000 for the nine months ended September, 2004, with no such costs incurred for the nine months ended September 30, 2003. Clinical trial and laboratory supplies costs have increased as we continue to advance and expand our clinical testing. As of September 30, 2004 we had 83 employees in research and development, manufacturing and clinical/regulatory operations compared to 50 employees in research and development, manufacturing and clinical/regulatory operations as of September 30, 2003. In addition, our non-cash stock compensation expense increased from $593,000 for the nine months ended September 30, 2003 to $879,000 for the nine months ended September 30, 2004. These increases were partially offset by a reduction of $1.3 million in contractual payments relating to developing our antibody technology. The higher level of expense in the first nine months of 2003, related to our antibody technology, resulted from obligations to the third-party manufacturer of the antibodies that we use in our Xcellerate Technology. Since we store these antibodies in our inventory for use when needed in clinical trials and research and development activities, the manufacture of these antibodies occurs periodically, resulting in a corresponding increase in expense from time to time. We anticipate that research and development expenses will continue to grow in the foreseeable future as we expand our research, development and clinical trial activities.

General and Administrative

General and administrative expenses represented approximately 27% and 24% of our operating expenses for the nine months ended September 30, 2004 and 2003, respectively. General and administrative expenses increased 62%, from $3.1 million for the nine months ended September 30, 2003 to $5.0 million for the nine months ended September 30, 2004. The rise was due primarily to increases in professional fees, insurance costs, salary and other personnel-related expenses and non-cash stock compensation expense. Non-cash stock compensation expense increased from $472,000 for the nine months ended September 30, 2003 to $925,000 for the nine months ended September 30, 2004. We anticipate that general and administrative expenses will increase in the foreseeable future as we support our growth and incur costs related to being a public company.

Other Income (Expense)

Other expense, comprised primarily of interest expense and interest income, totaled $85,000 for the nine months ended September 30, 2003, compared to $12.5 million for the nine months ended September 30, 2004. Interest income increased 121%, from $112,000 for the nine months ended September 30, 2003 to $247,000 for the nine months ended September 30, 2004, due to increased average cash and investment balances upon which interest is earned. Interest expense increased from $196,000 for the nine months ended September 30, 2003 to $12.7 million for the nine months ended September 30, 2004, due to interest expense associated with the convertible promissory notes issued in October 2003. Upon consummation of our initial public offering and conversion of the notes to common stock, we recognized $11.3 million in interest expense, which represented the beneficial conversion feature of the notes. We also recognized an additional $1.1 million in interest expense associated with the discount on the notes, representing the value of the proceeds allocated to the warrants received by the note holders.

Accretion of Preferred Stock

For the nine months ended September 30, 2004, we recognized $9.0 million in accretion of preferred stock to arrive at our net loss applicable to common stockholders. No such accretion was recognized for the nine months ended September 30, 2003. This accretion represented the remaining discount associated with our Series E and F preferred stock, which was recognized when the preferred stock was converted into common stock upon the closing of our initial public offering.

Liquidity and Capital Resources

As of September 30, 2004, we had cash, cash equivalents and short-term investments of $27.2 million, with cash equivalents being held primarily in highly liquid money market accounts. Cash, cash equivalents and short-term investments were $13.5 million as of December 31, 2003.

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

In November 2004, we raised net proceeds of approximately $27.5 million from the sale of 2,990,000 shares of our convertible preferred stock.

We expect to use the net proceeds from the initial public offering and the convertible exchangeable preferred stock offering to fund clinical trial activities, manufacturing and preclinical research and development activities and for other general corporate purposes, including capital expenditures, technology acquisitions and working capital to fund anticipated operating losses.

Based on the current status of our product development and collaboration plans, we believe that the net proceeds of our initial public offering and convertible exchangeable preferred stock offering, together with our cash, cash equivalents and investments, will be adequate to satisfy our capital needs through at least the end of the second quarter of 2006. We will likely seek additional financing prior to that time to, among other things, support our continuing product development, manufacturing and clinical trials for Phase II or Phase III clinical trials in future periods. Furthermore, we expect to require additional funding before we are able to generate revenue, if at all, from our potential products. Additional financing may not be available on favorable terms, if at all. If we are unable to raise additional funds when we need them, we may have to delay, reduce or eliminate some or all of our development programs or our clinical trials. We also may have to license our technologies to others, including technologies that we would prefer to develop internally, to raise capital.

Since our inception, investing activities, other than purchases and maturities of investments, have consisted primarily of purchases of property and equipment. As of September 30, 2004, our investment in property and equipment was $9.6 million. We anticipate our capital expenditures will increase in the future as we construct and renovate our planned manufacturing plant and expand our current facilities.

Net cash used in operating activities was $13.7 million and $11.2 million for the nine months ended September 30, 2004 and 2003, respectively. Expenditures in these periods were generally a result of research and development expenses and general and administrative expenses in support of our operations.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. EITF 03-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The effective date for the recognition and measurement guidance of EITF 03-1 has been delayed until certain implementation issues are addressed. Final implementation guidance is expected to be issued in December 2004. The disclosure requirements of EITF 03-1 remain in effect. We have complied with the disclosure requirements, and the adoption of the remaining portions of EITF 03-1 is not expected to have a material impact on our results of operations or financial condition.

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

We are a development stage company with limited operating history. We have incurred significant operating losses since we began operations in 1996, including net losses of approximately $18.5 million for the year ended December 31, 2003 and $31.2 million for the nine months ended September 30, 2004, and we may never become profitable. As of September 30, 2004, we had a deficit accumulated during the development stage of approximately $117.8 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. We also expect to incur significant costs to renovate our leased facility for the manufacture of Xcellerated T Cells for our planned clinical trials and, if we receive FDA approval, for initial commercialization activities. To date, we have derived no revenues from product sales or royalties. We do not expect to have any significant product sales or royalty revenue for a number of years. Our operating losses have been increasing during the past several years and will continue to increase significantly in the next several years as we expand our research and development, participate in clinical trial activities, acquire or license technologies, scale up and improve our manufacturing operations, seek regulatory approvals and, if we receive FDA approval, commercialize our products. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock and convertible preferred stock will likely decline.

We will need to raise substantial additional capital to fund our operations, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts.

Developing products and conducting clinical trials for the treatment of cancer and infectious diseases require substantial amounts of capital. To date, we have raised capital through private equity financings, an initial public offering, a public offering of convertible preferred stock, the sale of convertible promissory notes and equipment leases. Currently, we anticipate that our cash, cash equivalents and investments will be adequate to satisfy our capital needs through at least the end of the second quarter of 2006. If we are unable to obtain additional funding in a timely fashion, we may never conduct required clinical trials to demonstrate safety and clinical efficacy of Xcellerated T Cells, and we may never obtain FDA approval or commercialize any of our products. We will need to raise additional capital to, among other things:

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

If we raise additional funds by issuing securities, further dilution to stockholders may result and new investors could have rights superior to our current stockholders. In addition, debt financing, if available, may include restrictive covenants. If adequate funds are not available to us, we may have to liquidate some or all of our assets or delay, reduce the scope of or eliminate some portion or all of our development programs or clinical trials. We also may have to license to other companies our products or technologies that we would prefer to develop and commercialize ourselves.

Due to our limited resources and access to capital, we must prioritize our development programs and may choose to pursue programs that never receive regulatory approval or prove to be profitable.

Because we have limited resources and access to capital to fund our operations, our management must make significant prioritization decisions on which programs to pursue and how much of our resources to allocate to each program. We are currently focusing our research and development efforts on the use of Xcellerated T Cells to treat CLL, multiple myeloma, non-Hodgkin’s lymphoma and HIV. Our management has broad discretion to suspend, scale down or discontinue any of these programs or to initiate new programs to treat other clinical indications. Xcellerated T Cells may never prove to be safe and clinically effective to treat any of these indications, and the market for these indications may never prove to be profitable even if we obtain regulatory approval for these indications. Accordingly, we cannot assure you that the programs we decide to pursue will lead to regulatory approval or will prove to be profitable.

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

In addition, it is possible that others may infringe upon our patents or successfully avoid them through design innovation. We may initiate litigation to police unauthorized use of our proprietary rights. However, the cost of litigation to uphold the validity of our patents and to prevent infringement could be substantial, particularly where patent rights are co-owned with others, thus requiring their participation in the litigation, and the litigation will consume time and other resources. Some of our competitors may be better able to sustain the costs of complex patent litigation because they have substantially greater resources. Moreover, if a court decides that our patents are not valid, we will not have the right to stop others from using our inventions. There is also the risk that, even if the validity of our patents were upheld, a court may refuse to stop others on the ground that their activities do not infringe upon our patents. Because protecting our intellectual property is difficult and expensive, we may be unable to prevent misappropriation of our proprietary rights.

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

Our Xcellerate Technology is based on a novel approach to treat cancer and infectious diseases and is in an early stage of development. Our clinical trials and independent clinical trials using an earlier version of our technology, to date, have involved small numbers of patients, which, unless otherwise stated, were not designed to produce statistically significant results as to efficacy. In addition, these trials have neither been randomized nor blinded to ensure the results are due to the effect of Xcellerated T Cells. Some of the data regarding our Xcellerate Technology were derived from independent clinical trials, including physician-sponsored trials, which we do not control. In addition, data from these independent clinical trials were derived using T cells activated with an earlier version of our proprietary technology. Success in early clinical trials neither ensures that large-scale trials will be successful nor predicts final results. Acceptable results in early trials may not be repeated in later trials. In addition, we may not be able to treat patients if we cannot collect a sufficient quantity of T cells that meet our minimum specifications to enable us to produce Xcellerated

T Cells. Also, some patients may be unable to tolerate the required procedures for blood collection and administration of Xcellerated T Cells. Finally, we only have limited experience in treating patients with multiple doses of Xcellerated T Cells, which may be required to achieve optimal therapeutic effects.

Although we have observed few serious side effects in patients infused with Xcellerated T Cells in clinical trials conducted to date, we may not ultimately be able to provide the FDA with satisfactory data to support a claim of clinical safety and efficacy sufficient to enable the FDA to approve Xcellerated T Cells for commercialization. This may be because later clinical trials may fail to reproduce favorable data we may have obtained in earlier clinical trials, because the FDA may disagree with how we interpret the data from these clinical trials or because the FDA may not accept these therapeutic effects as valid endpoints in pivotal trials necessary for market approval. For example, although our studies to date have indicated that our Xcellerate Technology can lead to increased T cell and lymphocyte counts, the FDA will not accept increased T cell and lymphocyte counts as a valid endpoint in pivotal studies necessary for market approval. Instead, we would be required to show that Xcellerated T Cells lead to a significant clinical benefit. We will also need to demonstrate that Xcellerated T Cells are safe. We do not have data on possible harmful long-term effects of Xcellerated T Cells and will not have any data on long-term effects in the near future. We also have limited data on the safety and efficacy of Xcellerated T Cells to treat patients with very weakened immune systems, such as patients with HIV. For these and other reasons, the clinical effectiveness and commercialibility of our Xcellerate Technology is uncertain and may never be realized.

Our ability to initiate a pivotal trial in patients with CLL on our proposed protocol and timeline is uncertain and highly dependent on the FDA

We cannot be sure that the FDA will accept the Phase II/III clinical trial protocol we plan to submit in the fourth quarter of 2004 for Xcellerated T Cells in patients with CLL, who have been previously treated with chemotherapy and have failed treatment with Campath, an FDA-approved drug used to treat CLL. The FDA may conclude that we have not adequately addressed the issues they raised in our initial meeting on September 23, 2004 or they may propose additional modifications to address new concerns they have with our protocol. If the FDA does not accept the Phase II/III clinical trial protocol we plan to submit in the fourth quarter of 2004 or if the FDA requires us to conduct a separate clinical trial to address their concerns, then our plan to initiate a pivotal trial by the end of the second quarter of 2005 could be significantly delayed. Our clinical development plan for CLL is premised upon the continued existence of an unmet medical need in this population. FDA approval of another drug or biologic to treat Campath-refractory CLL could result in the FDA requiring that we conduct larger, controlled studies in more patients.

To date, Xcellerated T Cells have been shown in CLL patients to decrease lymph nodes and spleen size, but not leukemic blood counts. We cannot be sure that the FDA will accept two of these three major measurements of tumor response as sufficient to support product approval. In addition, although the FDA has accepted tumor response as a valid clinical endpoint in disease indications where there is an unmet clinical need such as CLL, we cannot be sure that the FDA will not require us to demonstrate patient survival in a pre-approval trial rather than a post-approval confirming trial that we plan to do. The Phase II/III clinical trial we plan to conduct is not randomized or powered statistically to demonstrate patient survival. To address decreases in leukemic counts in the blood in order to achieve all three major measurements of tumor response, we are planning to enroll CLL patients in our proposed Phase II/III clinical trial who have been recently treated with Campath, a drug that leads to decreases in leukemic counts in the blood. We have not previously tested the effects of using Xcellerated T Cells after use of Campath. We cannot be sure that patients’ leukemic counts will not rise again after the use of Campath or that we will observe a similar safety profile and treatment effects of our Xcellerated T Cells in CLL patients who have received Campath as we have observed in our previous clinical trials.

Our ability to initiate a pivotal trial by the end of the second quarter of 2005, or at any other time, will also depend on our ability to address comments received from the FDA related to chemistry, manufacturing and controls issues for the Xcellerated T Cells. We plan to provide further information and have further discussions with the FDA concerning these issues. We cannot be sure that the FDA will accept our proposals.

We may fail to obtain or may experience delays in obtaining regulatory approvals to market Xcellerated T Cells, which will significantly harm our business.

We do not have the necessary approvals to market or sell Xcellerated T Cells in the United States or any foreign market. Before marketing Xcellerated T Cells, we must successfully complete extensive preclinical studies and clinical trials and rigorous regulatory approval procedures. We cannot assure you that we will obtain the necessary regulatory approvals to commercialize Xcellerated T Cells.

Conducting clinical trials is uncertain and expensive and often takes many years to complete. The results from preclinical testing and early clinical trials are often not predictive of results obtained in later clinical trials. In conducting clinical trials, we may fail to establish the effectiveness of Xcellerated T Cells for the targeted indication or we may discover unforeseen side effects. Moreover, clinical trials may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Clinical trials are also often subject to unanticipated delays. Also, patients participating in the trials may die before completion of the trial or suffer adverse medical effects unrelated to treatment with Xcellerated T Cells. This could delay or lead to termination of our clinical trials. A number of companies in the biotechnology industry have suffered significant setbacks in every stage of clinical trials, even in advanced clinical trials after positive results in earlier trials. In addition, we have developed a custom bioreactor system in our manufacturing process, and we will not be able to obtain FDA approval to commercialize Xcellerated T Cells without the FDA’s acceptance of our manufacturing process using this bioreactor system.

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

In addition, the following factors may impede or delay our ability to obtain timely regulatory approvals, if at all:

•	our limited experience in filing and pursuing the applications necessary to gain regulatory approvals;

•	any failure to satisfy efficacy, safety or quality standards;

•	any difficulty identifying, recruiting, enrolling and retaining a sufficient number of qualified patients for our clinical trials;

•	a decision by us or regulators to suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks;

•	regulatory inspections of our clinical trials or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials if investigators find us not to be in compliance with applicable regulatory requirements;

•	our ability to produce sufficient quantities of Xcellerated T Cells to complete our clinical trials;

•	varying interpretations of the data generated from our clinical trials; and

•	changes in governmental regulations or administrative actions.

Any delays in, or termination of, our clinical trials could materially and adversely affect our development and collaboration timelines, which may cause our stock price to decline. If we do not complete clinical trials for Xcellerated T Cells and obtain regulatory approvals, we will not be able to commercialize Xcellerated T Cells and we may not be able to recover any of the substantial costs we have invested in the development of Xcellerated T Cells.

We have limited manufacturing experience and may not be able to manufacture Xcellerated T Cells on a large scale or in a cost-effective manner.

We currently manufacture Xcellerated T Cells for research and development and our clinical activities in one manufacturing facility in Seattle, Washington. We have not demonstrated the ability to manufacture Xcellerated T Cells beyond quantities sufficient for research and development and limited clinical activities. We have no experience manufacturing Xcellerated T Cells at the capacity that will be necessary to support large clinical trials or commercial sales. We plan to relocate our manufacturing activities to our leased property in Bothell, Washington, which we have recently renovated for the manufacture of Xcellerated T Cells for our planned clinical trials and, if we receive FDA approval, initial commercialization. However, we may encounter difficulties in obtaining the approvals for validating and operating this manufacturing facility. We may also be unable to hire the qualified personnel that we will require to accommodate the expansion of our operations and manufacturing capabilities. If we relocate our manufacturing activities to a new facility during or after a pivotal clinical trial, we will be required to demonstrate to the FDA similarity of the Xcellerated T Cells manufactured in the new facility to the Xcellerated T Cells manufactured in the prior facility to obtain FDA approval. If we cannot adequately demonstrate similarity to the FDA, we could be required to repeat clinical trials, which would be expensive and substantially delay regulatory approval.

Because our Xcellerate Technology is a patient-specific, cell-based product, the manufacture of Xcellerated T Cells is more complicated than the manufacture of most pharmaceuticals. Our present manufacturing process may not meet our initial expectations as to reproducibility, yield, purity or other measurements of performance. In addition, we are using a custom bioreactor system in our manufacturing process and only have limited manufacturing experience using this bioreactor system to activate and expand T cells. Because this new manufacturing process is unproven, we may never successfully utilize our custom bioreactor system to commercialize our products. In addition, because some of our prior clinical trials were conducted using a prior version of the manufacturing system, which did not use the custom bioreactor, we may have to show comparability of the Xcellerated T Cells manufactured with the different versions of the manufacturing systems we have used. To show comparability, we may be required to conduct additional clinical trials. If we make additional modifications in our manufacturing process in the future, we may also have to show comparability of newer versions of the manufacturing process. We are currently negotiating a manufacturing and supply agreement with Wave Biotech LLC, the manufacturer of our bioreactor system. If we are unable to successfully negotiate this contract or are unable to procure a suitable alternative manufacturer in a timely manner, we could face a setback in the development of our manufacturing process. For these and other reasons, we may not be able to manufacture Xcellerated T Cells on a large scale or in a cost-effective manner.

We are the only manufacturer of Xcellerated T Cells. Although we are considering third-party manufacturing options, we expect that we will conduct most of our manufacturing in our own facility for the next several years. Furthermore, because we are the only manufacturer of Xcellerated T Cells and we currently use only one manufacturing facility, any damage to or destruction of our manufacturing facility or our equipment, prolonged power outage, contamination of our facility or shutdown by the FDA or other regulatory authority could significantly impair or curtail our ability to produce Xcellerated T Cells. In addition, we store our patients’ cells in freezers at our manufacturing facility. If these cells are damaged at our facility, including by the loss or malfunction of these freezers or our back-up power systems, we would need to collect replacement patient cells, which would delay our patients’ treatments. If we are unable to collect replacement cells from our patients, we could incur liability and our business could suffer.

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

If we obtain regulatory approvals, Xcellerated T Cells, our Xcellerate Technology and our manufacturing facilities will be subject to continual review, including periodic inspections, by the FDA and other U.S. and foreign regulatory authorities. In addition, regulatory authorities may impose significant restrictions on the indicated uses or marketing of Xcellerated T Cells or other products that we may develop. These and other factors may significantly restrict our ability to successfully commercialize Xcellerated T Cells and our Xcellerate Technology.

We and many of our vendors and suppliers are required to comply with current Good Manufacturing Practices, or cGMP, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Furthermore, our manufacturing facilities must be approved by regulatory agencies before these facilities can be used to manufacture Xcellerated T Cells, and they will also be subject to additional regulatory inspections. Any material changes we may make to our manufacturing process may require approvals by the FDA and state or foreign regulatory authorities. Failure to comply with FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, partial or total suspension of production or withdrawal of a product from the market.

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

Our business exposes us to product liability risks, which are inherent in the testing, manufacturing, marketing and sale of biopharmaceutical products. We will face an even greater risk of product liability if we commercialize Xcellerated T Cells. An individual may bring a product liability claim against us if Xcellerated T Cells cause, or merely appear to have caused, an injury. In addition, we are licensing our Xcellerate Technology in the field of HIV retroviral gene therapy to our collaborative partner, Fresenius. We may incur liability and be exposed to claims for products manufactured by Fresenius.

Certain aspects of how Xcellerated T Cells are processed and administered may increase our exposure to liability. Our Xcellerate Technology requires us to activate a patient’s T cells ex vivo, or outside of the body, using blood collected from the patient. Third-party physicians or other medical personnel initially collect a patient’s blood through a process called leukapheresis, which may pose risks, such as bleeding and infection. The blood that we collect from our patients may contain infectious agents that may infect medical personnel or others with whom the blood comes in contact. Medical personnel administer Xcellerated T Cells to patients intravenously in an outpatient procedure. This procedure poses risks to the patient similar to those occurring with infusions of other frozen cell products, such as stem cells, including blood clots, infection and mild to severe allergic reactions.

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

In addition, we have not conducted studies on the long-term effects associated with the different types of media that we use to grow and freeze cells as part of our Xcellerate Technology. These media contain substances that have proved harmful if used in certain quantities. While we believe that we use sufficiently small quantities of these substances, harmful effects may still arise from our use of these media. As we continue to develop our Xcellerate Technology, we may encounter harmful side effects that we did not previously observe in our prior studies and clinical trials.

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

We rely on third party suppliers for some of the key components used to manufacture Xcellerated T Cells. We rely on Lonza to develop and manufacture the antibodies that we use in our Xcellerate Technology. Either party may terminate our agreements with Lonza for breach or insolvency of the other party or if Lonza is unable to perform its obligations for scientific or technical reasons. Our current agreements with Lonza provide for manufacturing development and validation, and the creation and submission of materials required to obtain regulatory approval of the antibody manufacturing process. We are using the antibodies supplied by Lonza under the agreements to manufacture the Xcellerated T Cells used in our clinical trials. We are currently negotiating an agreement with Lonza to manufacture the antibodies for commercial use. If we are unable to negotiate this contract with Lonza or are unable to procure a suitable alternative manufacturer in a timely manner and on favorable terms, if at all, we may incur significant costs and be unable to continue developing our Xcellerate Technology. We are aware of few companies with the ability to manufacture commercial-grade antibodies.

Our Xcellerate Technology also depends in part on the successful attachment of the antibodies to magnetic beads. We currently use magnetic beads developed and manufactured by Dynal in Oslo, Norway. Dynal has the right to terminate the agreement if we do not purchase a minimum quantity of beads. Either party may terminate the agreement as of August 2009 for any reason, or earlier for the material breach or insolvency of the other party. If the agreement is not terminated by August 2009, either party can elect to extend the term of the agreement for an additional 5 years. Otherwise, it will automatically renew on a year to year basis. We are contractually obligated to obtain our beads from Dynal unless Dynal is unable to fill our orders or certain other circumstances arise. If Dynal terminates our contract or if Dynal discontinues manufacturing our beads for any reason, we may be unable to find a suitable alternative manufacturer in a timely manner, or at all, which would delay our clinical trials and delay or prevent commercialization of Xcellerated T Cells.

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

We have qualified and validated commercially available disposable bags and tubing sets in our manufacturing process from only one manufacturer, Baxter International, Inc. If Baxter is unwilling or unable to supply us with the disposables, we would need to find an alternative manufacturer and qualify and validate alternative disposables, which may delay our clinical trials and harm our business. We do not have agreements with Baxter which obligate them to provide us with any products for future clinical trials or future commercial sales

Although these and other suppliers have produced our components with acceptable quality, quantity and cost in the past, they may be unable or unwilling to timely meet our future demands. They may also increase the prices they charge us. Obtaining similar components from other suppliers and validating these components may be difficult and expensive. If we have to switch to a replacement supplier, we could face additional regulatory delays, which could interrupt the manufacture and delivery of our product for an extended period. In addition, because Lonza and Dynal are located outside the United States, we are subject to foreign import laws and customs regulations, which complicate, and could delay, shipment of components to us and delay the development and production of Xcellerated T Cells. Any delay in the development or production of Xcellerated T Cells may impact our ability to generate revenue and cause our stock price to decline.

If we or any of our third-party manufacturers do not maintain high standards of manufacturing, our ability to develop and commercialize Xcellerated T Cells could be delayed or curtailed.

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

Upon the expiration of a 90- day lock-up agreement, a substantial number of shares of our common stock will become available for sale in the public market which may cause the market price of our preferred and common stock to decline.

On January 27, 2005, which is 90 days after the date of our convertible preferred stock offering, lock-up agreements covering approximately 5.5 million shares of our common stock held by existing stockholders will expire and those shares will become available for sale. If these stockholders sell substantial amounts of our common stock in the public market at concentrated times, the market price of our common and, in turn our convertible preferred stock, could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price acceptable to us.

If our principal stockholders, executive officers and directors choose to act together, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

Our executive officers, directors and principal stockholders, and entities affiliated with them, beneficially own in the aggregate approximately 44.0% of our common stock, and approximately 29.9% of our common and convertible preferred stock taken together on an as-converted to common stock basis. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger, consolidation, takeover or other business combination that could be favorable to you. Since the convertible preferred stock has very limited voting rights prior to conversion, owners of our convertible preferred stock will have little or no ability to control matters requiring approval of our stockholders.

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

We depend on third-party carriers to deliver patient-specific blood cells to us and to deliver Xcellerated T Cells back to patients in a careful and timely manner. Our Xcellerate Technology currently requires that we process each patient’s leukapheresis blood sample within 48 hours of collection. Xcellerated T Cells must currently be shipped in a frozen storage shipping container and received by the patient within six days from leaving our manufacturing facility. If the shipping containers fail to maintain the necessary temperature, Xcellerated T Cells could be damaged. If third-party carriers fail to timely deliver the leukapheresis blood sample to us or fail to timely ship Xcellerated T Cells to the clinic, or if they damage or contaminate them during shipment, the treatment of patients could be delayed or discontinued, our reputation may suffer and we may incur liability. In addition, as we expand our clinical trial sites, we may need to make modifications to the shipping process to ship internationally, such as requiring third parties to freeze the patient’s white blood cells prior to shipment to us for processing, which may reduce our control over the production of Xcellerated T Cells. Furthermore, shipping blood products internationally will subject us to foreign import laws and customs regulations, which complicate, and could delay, shipment of components to and from us and delay the development, production and infusion of Xcellerated T Cells.

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

For example, we have licensed our Xcellerate Technology and some related improvements, on an exclusive basis in the field of HIV retroviral gene therapy to Fresenius, for research, development and commercialization in Europe, with a right of first negotiation under some circumstances to expand their territory to include North America. Our agreement with Fresenius requires us to license our Xcellerate Technology, including methods for manufacturing Xcellerated T Cells, to Fresenius. This agreement also requires us to supply all proprietary magnetic beads, or Xcyte Dynabeads, used to manufacture Xcellerated T Cells ordered by Fresenius to support its development and commercialization efforts. If we do not supply the Xcyte Dynabeads, Fresenius has the right to manufacture such Xcyte Dynabeads on its own or through a third party, until such time that we are able to supply the quantity of Xcyte Dynabeads ordered by Fresenius. The agreement terminates upon the last to expire of the licensed patents and is subject to earlier termination by Fresenius at any time if Fresenius determines it cannot develop a commercially viable product or complete a required manufacturing audit. The agreement may be terminated by Xcyte if Fresenius does not meet certain development and commercialization milestones and by either party for the material breach or insolvency of the other party. At Fresenius’ expense, we are required to expend significant resources to transfer technology to Fresenius and assist them in developing and manufacturing products using our Xcellerate Technology. Even so, Fresenius may not have sufficient resources to fund, or may decide not to proceed with, development of our Xcellerate Technology. In this event, we may terminate the Fresenius agreement, but we may not have sufficient capital resources to develop the use of Xcellerate Technology in the field of HIV retroviral gene therapy in Europe or North America on our own.

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

Even if our Xcellerate Technology proves successful, we might not be able to remain competitive because of the rapid pace of technological development in the biotechnology field. We are currently aware of several companies developing ex vivo cell-based immunotherapy products as a method of treating cancer and infectious diseases. These competitors include Antigenics, Inc., CancerVax Corporation, Cell Genesys, Inc., CellExSys, Inc. (recently sold to Chromos Molecular Systems, Inc.), Dendreon Corporation, Favrille, Inc., Genitope Corporation, IDM, S.A. and Kirin Pharmaceutical. Some of our competitors have greater financial and other resources, larger research and development staffs and more experienced capabilities in researching, developing and testing products than we do. Many of these companies also have more experience in conducting clinical trials, obtaining FDA and other regulatory approvals and manufacturing, marketing and distributing therapeutic products. Smaller companies may successfully compete with us by establishing collaborative relationships with larger pharmaceutical companies or academic institutions. In addition, large pharmaceutical companies or other companies with greater resources or experience than us may choose to forgo ex vivo cell-based immunotherapy opportunities that would have otherwise been complementary to our product development and collaboration plans. Our competitors may succeed in developing, obtaining patent protection for or commercializing their products more rapidly than us. A competing company developing, or acquiring rights to, a more effective therapeutic product for the same diseases targeted by us, or one that offers significantly lower costs of treatment, could render our products noncompetitive or obsolete.

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

We may acquire additional businesses, products or product candidates that complement or augment our existing business. Integrating any newly acquired business or product could be expensive and time-consuming. We may not be able to integrate any acquired business or product successfully or operate any acquired business profitably. Moreover, we many need to raise additional funds through public or private debt or equity financing to make acquisitions, which may result in dilution to stockholders and the incurrence of indebtedness that may include restrictive covenants.

Changes in the value of the British pound and Euro relative to the US dollar may adversely affect us.

We do not engage in foreign currency hedging; however, we have entered into certain contracts denominated in foreign currencies and therefore we are exposed to currency exchange risks.

Under our agreements with Lonza to purchase antibodies, we must make payments denominated in British pounds. As a result, from time to time, we are exposed to currency exchange risks related to the British pound. Accordingly, if the British pound strengthens against the U.S. dollar, our payments to Lonza will increase in U.S. dollar terms. We have paid a total of $5.0 million to Lonza under our agreements with them as of September 30, 2004. Assuming development and supply services are completed as scheduled under our agreements with Lonza, our remaining payments will be approximately $1.6 million through the end of 2005.

The terms of our license agreement with Fresenius include potential royalties on net sales as well as potential milestone payments to us denominated in Euro. As a result, we are exposed to currency exchange risks related to the Euro. If the Euro weakens against the U.S. dollar, payments received from Fresenius will decrease in U.S. dollar terms.

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

We may be unaware that the use of our technology conflicts with pending or issued patents. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, that may later result in issued patents upon which our Xcellerate Technology or Xcellerated T Cells may infringe. There could also be existing patents of which we are unaware upon which our Xcellerate Technology or Xcellerated T Cells may infringe. In addition, if third parties file patent applications or obtain patents claiming technology also claimed by us in pending applications, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office to determine priority of invention. If third parties file oppositions in foreign countries, we may also have to participate in opposition proceedings in foreign tribunals to defend the patentability of the filed foreign patent applications. We may have to participate in interference proceedings involving our issued patents or our pending applications.

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

Our Xcellerate Technology uses two monoclonal antibodies that we license from third parties. We rely on our non-exclusive license from the Fred Hutchinson Cancer Research Center in Seattle, Washington to use the monoclonal antibody that binds to the CD3 molecule and our exclusive license from Diaclone S.A., or Diaclone, in Besancon, France to use the monoclonal antibody that binds to the CD28 molecule. These antibodies are necessary components of our Xcellerate Technology. Our rights to use these antibodies depend on the licensors abiding by the terms of those licenses and not terminating them. Our license agreement with the Fred Hutchinson Research Center is effective for 15 years following the first commercial sale of a product based on the license and may be terminated earlier by either party for material breach. Our license agreement with Diaclone is effective for 15 years from the date of the first FDA approval, or its foreign equivalent, of a therapeutic product containing a bead coated with the licensed antibody and may be terminated earlier by either party for material breach. With regard to our agreement with Diaclone, at the end of the relevant 15-year period, we will have a perpetual, irrevocable, fully-paid royalty-free, exclusive license. Except for certain circumstances which would permit us to obtain the monoclonal antibody from third parties or manufacture it ourselves, our agreement with Diaclone obligates us to purchase the monoclonal antibody from them until we begin preparing for Phase III clinical trials of a product covered by this license.

In addition, we have in-licensed several T cell activation patents and patent applications from the Genetics Institute, a subsidiary of Wyeth, Inc. The technology underlying these patents is a critical part of our Xcellerate Technology. Under our agreement, we have the right to enforce the licensed patents. The license from Genetics Institute terminates upon the end of the enforceable term of the last licensed patent or the license agreements under which Genetics Institute has sublicensed rights to Xcyte, and may also be terminated earlier by either party for material breach. Of the five in-licensed U.S. patents presently issued related to this technology, two patents expire in 2016, two others expire in 2019, and the remaining patent expires in 2020.

If we violate the terms of our licenses, or otherwise lose our rights to these antibodies, patents or patent applications, we may be unable to continue development of our Xcellerate Technology. Our licensors or others may dispute the scope of our rights under any of these licenses. Additionally, the licensors under these licenses might breach the terms of their respective agreements or fail to assist in the prevention of infringement of the licensed patents by third parties. Loss of any of these licenses for any reason could materially harm our financial condition and operating results.

Our common and convertible preferred stock may experience extreme price and volume fluctuations, which could lead to costly litigation for us and make an investment in us less appealing.

The market price of our common and convertible preferred stock may fluctuate substantially due to a variety of factors, including:

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

The market prices of the securities of biotechnology companies, particularly companies like ours without consistent product revenues and earnings, have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. In the past, companies that experience volatility in the market price of their securities have often faced securities class action litigation. Moreover, market prices for stocks of biotechnology-related and technology companies frequently reach levels that bear no relationship to the operating performance of these companies. These market prices generally are not sustainable and are highly volatile. Whether or not meritorious, litigation brought against us could result in substantial costs, divert our management’s attention and resources and harm our financial condition and results of operations.

Our amended and restated certificate of incorporation and bylaws may delay or prevent a change in our management.

Our amended and restated certificate of incorporation and bylaws contain provisions that could delay or prevent a change in our board of directors and management teams. Some of these provisions:

•	authorize the issuance of preferred stock that can be created and issued by the board of directors without prior stockholder approval, commonly referred to as “blank check” preferred stock, with rights senior to those of our common stock; and

•	provide for a classified board of directors.

These provisions could make it more difficult for our stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace our current management team.

We may have limited ability to pay cash dividends on the convertible preferred stock.

Delaware law may limit our ability to pay cash dividends on the convertible preferred stock. Under Delaware law, cash dividends on our capital stock may only be paid from “surplus” or, if there is no “surplus,” from the corporation’s net profits for the current or preceding fiscal year. Delaware law defines “surplus” as the amount by which the total assets of a corporation, after subtracting its total liabilities, exceed the corporation’s capital, as determined by its board of directors. Since we are not profitable, our ability to pay cash dividends will require the availability of adequate surplus. Even if adequate surplus is available to pay cash dividends on the convertible preferred stock, we may not have sufficient cash to pay dividends on the convertible preferred stock. We currently intend to pay cash dividends on the convertible preferred stock.

The future sale of our common and convertible preferred stock, and future issuances of our common stock upon payment of make-whole dividends, if any, could negatively affect our stock price.

If our common or convertible preferred stockholders sell substantial amounts of our stock in the public market, or the market perceives that such sales may occur, the market price of our common and convertible preferred stock could fall. In addition, if we exercise our right to pay make-whole dividends in common stock rather than in cash upon conversion of our convertible preferred stock to common stock, then the sale of such shares of common stock or the perception that such sales may occur could cause the market price of our common stock to fall. After our convertible preferred stock offering, according to the terms of our investors rights agreement, the holders of approximately 9.0 million shares of our common stock and warrants had rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Furthermore, if we were to include in a company-initiated registration statement shares held by those holders pursuant to the exercise of their registration rights, those sales could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

In addition, we will need to raise substantial additional capital in the future to fund our operations. If we raise additional funds by issuing equity securities, our stock price may decline and our existing stockholders may experience significant dilution.

Anti-takeover provisions could make it more difficult for a third party to acquire us.

Our Board of Directors has the authority to issue up to 2,010,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Xcyte Therapies without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Xcyte Therapies, which could have an adverse effect on the market price of our stock. In addition, our charter documents provide for a classified board, which may make it more difficult for a third party to gain control of our Board of Directors. Similarly, state anti-takeover laws in Washington related to corporate takeovers may prevent or delay a change of control of Xcyte Therapies.

If we exchange the convertible preferred stock for debentures, the exchange will be taxable but we will not provide any cash to you to pay any tax liability you may incur.

An exchange of convertible preferred stock for debentures, as well as any dividend make-whole or interest make-whole payments paid in our common stock, will be taxable events for U.S. federal income tax purposes, which may result in tax liability for the holder of convertible preferred stock without any corresponding receipt of cash by the holder. In addition, the debentures may be treated as having original issue discount, a portion of which would generally be required to be included in the holder’s gross income even though the cash to which such income is attributable would not be received until maturity or redemption of the debenture. We will not distribute any cash to you to pay these potential tax liabilities.

If we automatically convert the convertible preferred stock, you should be aware that there is a substantial risk of fluctuation in the price of our common stock from the date we elect to automatically convert to the conversion date.

We may elect to automatically convert the convertible preferred stock on or prior to maturity if our common stock price has exceeded 150% of the conversion price for at least 20 trading days during a 30-day trading period ending within five trading days prior to the notice of automatic conversion. You should be aware that there is a risk of fluctuation in the price of our common stock between the time when we may first elect to automatically convert the preferred and the automatic conversion date.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our short-term investments as of September 30, 2004 consisted of $13.9 million in corporate bonds, $8.6 million in federal agency obligations, and $1.0 million in municipal bonds with contractual maturities of one year or less. Due to the short-term nature of our investments, we believe that our exposure to market interest rate fluctuations is minimal. The corporate bonds in which we invest are rated “A” or better by both Moody’s and Standard and Poor’s. Our cash and cash equivalents are held primarily in highly liquid money market accounts. A hypothetical 10% change in short-term interest rates from those in effect at September 30, 2004 would not have a significant impact on our financial position or our expected results of operations. We do not currently hold any derivative financial instruments.

Because interest rates on our equipment financing obligations are fixed at the beginning of the repayment term, exposure to changes in interest rates is limited to new financings.

Foreign Currency Risk

We do not engage in foreign currency hedging; however, we have entered into certain contracts denominated in foreign currencies and therefore we are subject to currency exchange risks.

For antibody development and supply services provided by Lonza, we must make payments denominated in British pounds. As a result, from time to time, we are exposed to currency exchange risks related to the British pound. If the British pound strengthens against the U.S. dollar, our payments to Lonza will increase in U.S. dollar terms. Assuming development and supply services are completed as scheduled under our agreements with Lonza, our remaining payments will be approximately $1.6 million through the end of 2005. A hypothetical 10% change in the British pound from the rate in effect at September 30, 2004 would not have a significant impact on our financial position or our expected results of operations.

The terms of our license agreement with Fresenius include the receipt of potential royalties on net sales as well as potential milestone payments to us denominated in Euro. As a result, we are exposed to currency exchange risks related to the Euro. If the Euro weakens against the U.S. dollar, payments received from Fresenius will decrease in U.S. dollar terms. A hypothetical 10% change in the Euro from the rate in effect at September 30, 2004 would not have a significant impact on our financial position or our expected results of operations.

Item 4. Controls and Procedures

As of the end of the period covered by this report, as part of our quarterly review, we evaluated, under the supervision and with the participation of the Company’s management, including our Principal Executive Officer and Principal Financial and Accounting Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company that must be included in our periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

Part II. Other Information

Item 1. Legal Proceedings

For information regarding the termination of certain legal proceedings, see Item 1 of Part II of our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2004.

From time to time, we may be involved in litigation relating to claims rising out of our ordinary course of business. We are not currently a party to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

  (a)    Unregistered Sales of Equity Securities. None.

  (b)    Use of Proceeds. Our Registration Statement under the Securities Act of 1933 (File No.333-109635) was declared effective by the SEC on March 16, 2004. All 4,200,000 shares of common stock offered in the final prospectus were sold at a price per share of $8.00. The aggregate gross proceeds of the shares offered and sold were $33.6 million, which resulted in net proceeds to us of approximately $29.7 million after deducting underwriting discounts and commissions and other offering expenses of $3.9 million. From the effective date of our initial public offering through September 30, 2004, we have used approximately $11.8 million of these proceeds to fund clinical trial activities, manufacturing activities, preclinical research and development activities, and capital expenditures, and for other general corporate purposes. The remainder of the net proceeds from our initial public offering are invested in a variety of interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, municipal bonds, and money market accounts.

  (c)    Repurchases. None.

Item	6. Exhibits

Exhibit Number
3.1*	Amended and Restated Certificate of Incorporation of the Registrant

3.2*	Bylaws of the Registrant

3.3**	Preferred Stock Certificate of Designations

4.1*	Form of Common Stock Certificate

4.2**	Preferred Stock Certificate of Designations

4.3	Indenture

4.4***	Form of Preferred Stock Certificate

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350.

*	Previously filed as an exhibit to the Registrant’s registration statement on Form S-1, File No. 333-109653, originally filed with the Commission on October 10, 2003, as subsequently amended, and incorporated herein by reference.
**	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on November 5, 2004.
***	Previously filed as an exhibit to the Registrant’s registration statement on Form S-1, File No. 333-119585, originally filed with the Commission on October 7, 2004, as subsequently amended, and incorporated herein by reference.

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

Date: November 15, 2004