Form 10-Q
period 2005-03-31
XCYTE THERAPIES INC
filed 2005-05-16
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

On May 9, 2005, the registrant had an aggregate of 19,664,897 shares of common stock issued and outstanding.

XCYTE THERAPIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2005

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

XCYTE THERAPIES, INC.

(a development stage company)

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$4,362	$13,897
Short-term investments	35,181	33,421
Prepaid expenses and other current assets	1,453	1,021

Total current assets	40,996	48,339
Property and equipment, net	6,496	6,208
Deposits and other assets	1,085	1,056

Total assets	$48,577	$55,603

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,205	$1,707
Accrued compensation and related benefits	898	665
Other accrued liabilities	1,121	417
Derivative liability	2,649	3,020
Current portion of deferred revenue	47	47
Current portion of equipment financings	1,587	1,556

Total current liabilities	7,507	7,412
Deferred revenue, less current portion	751	762
Equipment financings, less current portion	2,547	2,678
Other liabilities	625	631
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share
Authorized—5,000,000 shares as of December 31, 2004 and March 31, 2005
Designated 6% convertible exchangeable—2,990,000 shares as of December 31, 2004 and March 31, 2005
Issued and outstanding—2,046,813 and 2,079,813 shares as of March 31, 2005 and December 31, 2004, respectively Aggregate preference in liquidation—$20,673 at March 31, 2005	2	2
Common stock, par value $0.001 per share
Authorized—100,000,000 shares as of December 31, 2004 and March 31, 2005
Issued and outstanding—19,664,897 and 19,498,256 as of March 31, 2005 and December 31, 2004, respectively	20	19
Additional paid-in capital	171,696	171,708
Deferred stock compensation	(1,057)	(1,417)
Accumulated other comprehensive loss	(39)	(9)
Deficit accumulated during the development stage	(133,475)	(126,183)

Total stockholders’ equity	$37,147	$44,120

Total liabilities and stockholders’ equity	$48,577	$55,603

See accompanying notes.

XCYTE THERAPIES, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,		Period from inception (January 5, 1996) to March 31, 2005
	2005	2004
Revenue:
License fee	$12	$—	$147
Collaborative agreement	4	12	201
Government grant	—	—	144

Total revenue	16	12	492
Operating expenses:
Research and development	5,494	4,175	92,017
General and administrative	2,020	1,574	30,347

Total operating expenses	7,514	5,749	122,364

Loss from operations	(7,498)	(5,737)	(121,872)
Other income (expense):
Interest income	258	42	4,151
Interest expense	(60)	(12,589)	(14,840)
Change in valuation of derivative	8	—	(719)
Loss on sale of equipment	—	—	(195)

Other income (expense), net	206	(12,547)	(11,603)

Net loss	(7,292)	(18,284)	(133,475)
Accretion of preferred stock	—	(8,973)	(25,385)

Net loss applicable to common stockholders	$(7,292)	$(27,257)	$(158,860)

Basic and diluted net loss per common share	$(0.37)	$(7.98)

Shares used in computation of basic and diluted net loss per common share	19,595,990	3,414,481

See accompanying notes.

XCYTE THERAPIES, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three months ended March 31,		Period from inception (January 5, 1996) to March 31, 2005
	2005	2004
Cash flows from operating activities
Net loss	$(7,292)	$(18,284)	$(133,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash research and development expense for technology licenses	—	—	1,716
Amortization of investment premiums, net	81	107	687
Non-cash stock compensation expense	285	608	10,278
Non-cash interest expense	12	12,524	13,074
Non-cash rent expense	9	9	145
Change in valuation of derivative	(8)	—	719
Depreciation and amortization	291	224	5,988
Loss on sale of property and equipment	—	—	195
Changes in assets and liabilities:
Increase in prepaid expenses and other current assets	(433)	(1,436)	(1,640)
(Increase) decrease in deposits and other assets	(37)	806	(736)
Increase (decrease) in accounts payable	(502)	(266)	1,205
Increase in accrued liabilities	919	1,979	3,617

Net cash used in operating activities	(6,675)	(3,729)	(98,227)

Cash flows from investing activities
Purchases of property and equipment	(578)	(374)	(11,942)
Proceeds from sale of property and equipment	—	—	64
Net cash acquired in acquisition	—	—	437
Purchases of investments available-for-sale	(36,634)	(503)	(179,950)
Purchases of investments held-to-maturity	—	—	(17,732)
Proceeds from maturities of investments available-for-sale	34,764	2,878	156,630
Proceeds from maturities of investments held-to-maturity	—	—	5,145

Net cash provided by (used in) investing activities	(2,448)	2,001	(47,348)

Cash flows from financing activities
Net proceeds from issuances of preferred stock	—	—	103,042
Net proceeds from issuances of common stock	—	29,709	29,700
Net proceeds from issuances of convertible promissory notes	—	—	12,660
Common stock repurchased	—	—	(3)
Proceeds from stock options and warrants exercised	—	42	591
Proceeds from issuances of common stock in connection with employee stock purchase plan	—	—	10
Payment of preferred stock dividends	(300)	—	(300)
Proceeds from equipment financings	323	484	10,004
Principal payments on equipment financings	(435)	(250)	(5,767)

Net cash provided by (used in) financing activities	(412)	29,985	149,937

Net increase (decrease) in cash and cash equivalents	(9,535)	28,257	4,362
Cash and cash equivalents at beginning of period	13,897	2,241	—

Cash and cash equivalents at end of period	$4,362	$30,498	$4,362

Non-cash investing and financing activities
Common stock issued for acquisition	$—	$—	$330
Preferred stock issued for acquisition	$—	$—	$579
Preferred stock warrants issued for acquisition	$—	$—	$330
Preferred stock warrants issued in connection with equipment financing	$—	$—	$298
Preferred stock warrants issued in connection with lease	$—	$—	$340
Preferred stock warrants issued in preferred stock financing	$—	$—	$48
Issuance of common stock warrants and beneficial conversion in preferred stock	$—	$—	$25,385
Accretion of preferred stock	$—	$(8,973)	$(25,385)
Conversion of redeemable convertible preferred stock and warrants into common stock and warrants	$—	$76,043	$76,043
Conversion of promissory notes and accrued interest into common stock	$—	$13,065	$13,065
Common stock issued in satisfaction of make-whole payments upon conversion of preferred stock	$63	$—	$1,785
Property and equipment costs accrued	$247	$30	$247

See accompanying notes.

XCYTE THERAPIES, INC.

(a development stage company)

Notes to the Condensed Financial Statements

(Unaudited)

1.	Organization and significant accounting policies

Organization

Xcyte Therapies, Inc. (the Company), a development stage enterprise, operates in one business segment, developing products based on T cell activation to treat infectious diseases, in particular HIV, and other medical conditions associated with compromised immune systems. As a development stage enterprise, substantially all efforts of the Company have been devoted to performing research and experimentation, conducting clinical trials, developing and acquiring intellectual properties, raising capital and recruiting and training personnel.

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

The financial statements and related disclosures have been prepared with the assumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004, contained in the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 2005. The condensed balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

Other comprehensive income (loss)

Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). The Company’s only other comprehensive income (loss) is unrealized gain (loss) on investments. Total comprehensive loss was $7,322 and $18,281 for the three months ended March 31, 2005 and 2004, respectively.

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

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended March 31, 2005 and 2004: risk-free interest rate of 3.5% and 5.0%; a dividend yield of 0%; expected volatility of 82% and 80%; and weighted average expected lives of the options of 4 years. The estimated weighted average fair value of stock options granted during the three months ended March 31, 2005 and 2004 was $1.51 and $12.46 per share of common stock, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company’s pro forma information follows (in thousands, other than per share information):

	Three months ended March 31,
	2005	2004
Net loss applicable to common stockholders, as reported	$(7,292)	$(27,257)
Add: Employee stock-based compensation, as reported	278	583
Deduct: Stock-based compensation determined under the fair value method	(552)	(701)

Pro forma net loss	$(7,566)	$(27,375)

Basic and diluted pro forma net loss per share	$(0.39)	$(8.02)

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

Net loss per share

Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Common stock equivalents, including convertible exchangeable preferred stock, redeemable convertible preferred stock, redeemable convertible preferred stock warrants, convertible promissory notes, common stock warrants and outstanding stock options are excluded from the calculation of diluted net loss per share because all securities are antidilutive for the periods presented. As of March 31, 2005 and 2004, the total number of shares excluded from the calculations of diluted net loss per common share was 10,714,078 and 823,765, respectively.

Recent accounting pronouncements

In December 2004, the FASB issued SFAS 123R, Share-Based Payment. SFAS 123R establishes standards for the accounting for transactions in which an entity receives employee services in exchange for the entity’s equity instruments or liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective in the first fiscal year beginning after June 15, 2005 and will become effective for the Company beginning with the first quarter of 2006. The impact that the adoption of this statement will have on the Company’s financial position and results of operations is expected to be material. The impact will be determined by share-based payments granted in future periods, as well as the fair value model and assumptions the Company will choose, which have not been finalized yet.

2.	Redeemable convertible preferred stock

Accretion of preferred stock

In connection with the conversion of the Company’s Series E and Series F redeemable convertible preferred stock into common stock upon the closing of the initial public offering in March 2004, the Company recognized $9.0 million of preferred stock accretion associated with the remaining discount on the preferred stock which had not previously been recognized.

3.	Convertible exchangeable preferred stock

In January 2005, the Company’s Board of Directors declared a quarterly dividend in the amount of $0.1467 per share of preferred stock, which was paid on February 1, 2005, to the holders of record as of the close of business on January 21, 2005. This quarterly dividend distribution totaled $300,000. In April 2005, the Company’s Board of Directors declared a quarterly dividend in the amount of $0.15 per share of preferred stock, which was paid on May 2, 2005, to the holders of record as of the close of business on April 22, 2005. This quarterly dividend distribution totaled $307,000.

In the first quarter of 2005, holders voluntarily converted 33,000 shares of preferred stock into 140,425 shares of common stock. In connection with these conversions, the Company issued 26,216 shares of common stock to converting holders in satisfaction of the required dividend make-whole payments.

In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments (SFAS 133), the Company is required to separate and account for, as an embedded derivative, the dividend make-whole payment feature of the preferred stock offering. As an embedded derivative instrument, the dividend make-whole payment feature must be measured at fair value and reflected as a liability. Changes in the fair value of the derivative are recognized in earnings as a component of other income (expense). The Company determined the fair value of the dividend make-whole payment feature to be $3.0 million at December 31, 2004. The carrying value of this derivative was reduced by $363,000 during the first quarter of 2005, based on cash dividends paid and the fair value of common stock issued as dividend make-whole payments pursuant to voluntary holder conversions during this period. At March 31, 2005, the derivative liability was valued at $2.6 million, resulting in the recognition of $8,000 as other income for the three months ended March 31, 2005.

4.	Common stock

Initial public offering

On March 19, 2004, the Company completed an initial public offering which, after deducting underwriting discounts and offering-related expenses, resulted in net proceeds to the Company of approximately $29.7 million and issuance by the Company of 4,200,000 shares of common stock. In connection with the initial public offering, all of the outstanding shares of the Company’s redeemable convertible preferred stock and all of its outstanding convertible promissory notes, including interest accrued thereon through the closing date of the offering, were converted into 6,781,814 and 1,357,357 shares of common stock, respectively. Concurrent with the initial public offering, certain warrants were converted into common stock through payment of cash and exercises, resulting in the issuance of 896,235 shares of common stock. In addition, the Company filed an Amended and Restated Certificate of Incorporation to amend the number of authorized shares of common stock to 100,000,000 and the authorized shares of preferred stock to 5,000,000.

5.	Stock Plans

2003 Stock Plan

In January 2005, the Board of Directors approved an amendment of the 2003 Plan, subject to stockholder approval, to increase the number of shares of common stock authorized for issuance under the 2003 Plan by 400,000 shares, to a total of 1,145,453 shares. In March 2005, the Board of Directors approved another amendment of the 2003 Plan, subject to stockholder approval, to increase the number of shares of common stock authorized for issuance under the 2003 Plan by an additional 200,000 shares, to a total of 1,345,453 shares. As of March 31, 2005, options covering an aggregate of 1,005,723 shares of common stock had been granted under the 2003 Plan, and 339,730 shares of common stock remained available for future grant under the 2003 Plan. As of March 31, 2005, 260,270 shares of common stock have been granted under the 2003 Plan subject to stockholder approval of the increase in shares of common stock authorized for issuance under the 2003 Plan and are not exercisable until such approval is obtained. Options granted that are subject to stockholder approval are deemed to be contingent grants and, therefore, no measurement date can occur until such approval is obtained. As a result, the stock price used in measuring compensation expense is the price on the date of stockholder approval. If the stock price on that date is greater than the exercise price, this will result in the recognition of deferred stock compensation, and because a grant is not deemed to have occurred until stockholder approval has occurred, no compensation expense will be recognized prior to the date of stockholder approval.

In the first quarter of 2005, the Board of Directors approved option grants totaling 262,500 shares of common stock to the Company’s executive officers, which vest upon the meeting of certain Company milestones, or 100% of such options vest upon the four-year anniversary of the date of grant if such milestones are not met earlier. This milestones-based vesting provides that 50% of the shares vest based on certain clinical trial-related goals, 25% of the shares vest based on the consummation of certain corporate transactions, and 25% of the shares vest based on the achievement of FDA-related goals. For purposes of pro forma disclosure, the estimated fair value of the options will initially be amortized to expense over the four-year vesting period using the straight-line method. This amortization to expense will be accelerated, as necessary, based on the achievement of the milestones. As of March 31, 2005, none of the specified milestones had been achieved.

6.	Restructuring

On March 22, 2005, the Company reduced its workforce by approximately 24%, to 81 employees, as a result of the Company’s decision to limit clinical development to a planned Phase II/III clinical trial in chronic lymphocytic leukemia (CLL) and a planned Phase I/II trial in HIV. The Company recorded a charge in the first quarter of 2005 of $303,000, consisting of severance, benefits and outplacement services. This amount is included in operating expenses for the three months ended March 31, 2005, with $243,000 classified as research and development and $60,000 classified as general and administrative. The total amount of the charge is accrued and included in current liabilities at March 31, 2005, and is expected to be fully paid in the second quarter of 2005.

On May 16, 2005, the Company announced its decision to focus its research and development efforts on HIV and to discontinue the planned Phase II/III clinical trial in CLL. The Company is currently evaluating whether further reductions in its workforce are appropriate given this more limited clinical development plan. At this time, the Company cannot estimate the impact that any such reductions would have on its results of operations or financial condition.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans and investing activities, that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Important Factors That May Affect Our Business, Results of Operations and Stock Price.” You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K filed by us in March 2005. When used in this report, the words “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. We caution our investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are a biotechnology company developing a new class of therapeutic products designed to enhance the body’s natural immune responses to treat infectious diseases, in particular HIV, and other medical conditions associated with weakened immune systems. We derive our therapeutic products from a patient’s own T cells, which are cells of the immune system that orchestrate immune responses and can detect and eliminate cancer cells and infected cells in the body. We use our patented and proprietary Xcellerate Technology to generate activated T cells, which we call Xcellerated T Cells, from blood that is collected from the patient. Activated T cells are T cells that have been stimulated to carry out immune functions. Our Xcellerate Technology is designed to rapidly activate and expand the patient’s T cells outside of the body. These Xcellerated T Cells are then administered to the patient. We believe, based on clinical trials to date, that our Xcellerate Technology can produce Xcellerated T Cells in sufficient numbers to generate rapid and potent immune responses to treat a variety of medical conditions.

Since our inception in 1996, we have focused our activities primarily on the development of these therapeutic products. We are a development-stage company and have incurred significant losses since our inception. As of March 31, 2005, our deficit accumulated during the development stage was $133.5 million. Our operating expenses consist of research and development expenses and general and administrative expenses.

We have recognized revenues from inception through March 31, 2005 of approximately $492,000 from license fees, payments under a collaborative agreement and income from a National Institutes of Health Phase I Small Business Innovation Research, or SBIR, grant in chronic lymphocytic leukemia. We currently do not market any products and will not for several years, if at all. Accordingly, we do not expect to have any product sales or royalty revenue for a number of years. Our net losses are a result of research and development and general and administrative expenses incurred to support our operations. We anticipate incurring net losses over at least the next several years as we complete our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations.

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

Our research and development efforts to date have primarily focused on the development of our proprietary Xcellerate Technology and Xcellerated T Cells. From inception through March 31, 2005, we incurred research and development expenses of approximately $92.0 million, substantially all of which relate to the research and development of this technology.

We recently announced that we are focusing our research and development efforts on the use of Xcellerated T Cells to treat HIV. On March 22, 2005, we reduced our workforce by approximately 24%, to 81 employees, as a result of our decision to limit clinical development to a planned Phase II/III clinical trial in CLL and a planned Phase I/II trial in HIV. On May 16, 2005, we announced our decision to focus our research and development efforts on HIV and to discontinue the planned Phase II/III clinical trial in CLL due primarily to delays and uncertainties regarding our ability to reach agreement with the FDA on a clinical trial protocol that would be feasible and affordable for us to pursue. We are currently evaluating whether further reductions in our workforce are appropriate given this more limited clinical development plan.

Although we have recently taken actions to reduce our research and development expenses in the short term, we expect our research and development expenses to increase again in the future if our planned Phase I trial in HIV is successful, as we continue to improve our proprietary Xcellerate Technology, and as we develop Xcellerated T Cells for additional clinical indications. Because of the risks and uncertainties inherent in the clinical trials and regulatory process, we are unable to estimate with any certainty the length of time or expenses to continue development of Xcellerated T Cells for commercialization. However, we expect our research and development expenses to increase as we continue to improve our proprietary Xcellerate Technology and develop Xcellerated T Cells for additional clinical indications.

General and Administrative Expenses

Our general and administrative expenses are costs associated with supporting our operations, including payroll and personnel-related expenses and professional fees. In addition, rent and facility expenses for our administrative office area and other general office support activities are also included in our general and administrative expenses.

Results of Operations

Three Months Ended March 31, 2005 and 2004

Revenue

Revenue was approximately $16,000 and $12,000 for the three months ended March 31, 2005 and 2004, respectively. This consisted of revenue recognized related to the amortization of license fees received and reimbursements of our costs incurred under a collaboration agreement.

Research and Development

Research and development expenses represented approximately 73% of our operating expenses for each of the three-month periods ended March 31, 2005 and 2004. Research and development expenses increased 32%, from $4.2 million for the three months ended March 31, 2004 to $5.5 million for the three months ended March 31, 2005. The overall increase in research and development expenses is primarily the result of increases in salary and other personnel-related expenses, in addition to increases in scientific consulting and outside services fees, clinical trial costs, laboratory supplies and facility expenses. As of March 31, 2005 we had 65 employees in research and development and clinical development operations compared to 61 employees in research and development and clinical development operations as of March 31, 2004. However, these employee numbers were significantly higher for the first quarter of 2005 prior to our restructuring in late March 2005. As discussed above, we are currently focusing our efforts on advancing our product in a planned Phase I trial in HIV. As a result of our plan announced in March 2005 to limit clinical development to planned CLL and HIV trials, we reduced our workforce by approximately 24% on March 22, 2005, with the vast majority of this reduction affecting employees in research and development and clinical development operations. The overall increase in salary and other personnel-related expenses totaled approximately $1.2 million, including approximately $243,000 in termination benefits associated with the restructuring. Scientific consulting and outside services, clinical trial and laboratory supplies costs have increased as we continue to advance and expand our clinical development, with increases of approximately $259,000, $175,000 and $90,000, respectively. In addition, facility expenses increased approximately $125,000, as we continued to expand operations at our planned manufacturing plant in Bothell, Washington. These increases were partially offset by a reduction of amounts charged to expense for contractual obligations relating to developing our bead technology. Expenses associated with developing our bead technology totaled $500,000 for the three months ended March 31, 2004, with no such costs incurred for the three months ended March 31, 2005. In addition, our non-cash stock compensation expense decreased from $313,000 for the three months ended March 31, 2004 to $109,000 for the three months ended March 31, 2005.

General and Administrative

General and administrative expenses represented approximately 27% of our operating expenses for each of the three-month periods ended March 31, 2005 and 2004. General and administrative expenses increased 28%, from $1.6 million for the three months ended March 31, 2004 to $2.0 million for the three months ended March 31, 2005. The overall increase was due primarily to costs associated with being a public company, including increases in professional fees and insurance costs of approximately $204,000 and $124,000, respectively. Increases in general and administrative expenses were partially offset by a reduction in non-cash stock compensation expense. Non-cash stock compensation expense decreased from $295,000 for the three months ended March 31, 2004 to $177,000 for the three months ended March 31, 2005.

Other Income (Expense)

Other income, comprised primarily of interest income and interest expense, totaled 206,000 for the three months ended March 31, 2005, compared to other expense of $12.5 million for the three months ended March 31, 2004. Interest income increased 514%, from $42,000 for the three months ended March 31, 2004 to $258,000 for the three months ended March 31, 2005, due to increased cash and investment balances upon which interest is earned. Interest expense decreased from $12.6 million for the three months ended March 31, 2004 to $60,000 for the three months ended March 31, 2005. The large amount of interest expense in the first quarter of 2004 was associated with the convertible promissory notes issued in October 2003. Upon consummation of our initial public offering and conversion of the notes to common stock, we recognized $11.3 million in interest expense, which represented the beneficial conversion feature of the notes. We also recognized an additional $1.1 million in interest expense associated with the discount on the notes, representing the value of the proceeds allocated to the warrants received by the note holders.

Also included in other income in the first quarter of 2005 is the change in the derivative value associated with the make-whole payment on our outstanding convertible exchangeable preferred stock of $8,000. The valuation of the derivative is dependent upon many factors, including estimated market volatility, and may fluctuate significantly, which may have a significant impact on our statement of operations.

Accretion of Preferred Stock

For the three months ended March 31, 2004, we recognized $9.0 million in accretion of preferred stock to arrive at our net loss applicable to common stockholders. No such accretion was recognized for the three months ended March 31, 2005. This accretion represented the remaining discount associated with our Series E and F preferred stock, which was recognized when the preferred stock was converted into common stock upon the closing of our initial public offering.

Liquidity and Capital Resources

As of March 31, 2005, we had cash, cash equivalents and short-term investments of $39.5 million, with cash equivalents being held in commercial paper and highly liquid money market accounts with financial institutions. Cash, cash equivalents and short-term investments were $47.3 million as of December 31, 2004.

Net cash used in operating activities was $6.7 million and $3.7 million for the three months ended March 31, 2005 and 2004, respectively. Expenditures in these periods were generally the result of research and development expenses and general and administrative expenses in support of our operations.

Our investing activities, other than purchases and maturities of investments, have consisted primarily of purchases of property and equipment. Purchases of property and equipment totaled $578,000 and $374,000 for the three months ended March 31, 2005 and 2004, respectively. Property and equipment additions in the first quarter of 2005 are primarily associated with the renovation of our new manufacturing facility in Bothell, Washington.

Net cash used in financing activities totaled $412,000 for the three months ended March 31, 2005, compared to net cash provided by financing activities of $30.0 million for the three months ended March 31, 2004. In March 2004, we raised net proceeds of approximately $29.7 million from the sale of 4,200,000 shares of common stock in our initial public offering.

Based on the current status of our product development and collaboration plans, we believe that our current cash, cash equivalents and investments will be adequate to satisfy our capital needs through at least the end of the second quarter of 2006. We are currently evaluating whether reductions in our workforce or other expenditures are appropriate based on our recently revised clinical development strategy. At this time, we cannot estimate the impact that any such reductions would have on our results of operations or financial condition.

We will likely seek additional financing prior to that time to, among other things, support our continuing product development, manufacturing and clinical trials in future periods. Furthermore, we expect to require additional funding before we are able to generate revenue, if at all, from our potential products. Additional financing may not be available on favorable terms, if at all. If we are unable to raise additional funds when we need them, we may have to delay, reduce or eliminate some or all of our development programs or our clinical trials. We also may have to license our technologies to others, including technologies that we would prefer to develop internally, to raise capital.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, Share-Based Payment. SFAS 123R establishes standards for the accounting for transactions in which an entity receives employee services in exchange for the entity’s equity instruments or liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective in the first fiscal year beginning after June 15, 2005 and will become effective for us beginning with the first quarter of 2006. The impact that the adoption of this statement will have on our financial position and results of operations is expected to be material. The impact will be determined by share-based payments granted in future periods, as well as the fair value model and assumptions we will choose, which have not been finalized yet.

Critical Accounting Policies

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

Prior to our initial public offering, we determined the fair value of our common stock for purposes of these calculations based on our review of the primary business factors underlying the value of our common stock on the date these option grants were made or revalued, viewed in light of our initial public offering and the initial public offering price per share. Subsequent to our initial public offering, the fair value is determined based on the price of the common stock as reported by the Nasdaq National Market in The Wall Street Journal.

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

Important Factors That May Affect Our Business, Results of Operations and Stock Price

You should carefully consider the risks described below, together with all of the other information included in this Quarterly Report on Form 10-Q and the information incorporated by reference herein. If we do not effectively address the risks we face, our business will suffer and we may never achieve or sustain profitability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

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

We are a development stage company with limited operating history. We have incurred significant operating losses since we began operations in 1996, including net losses of approximately $39.6 million for the year ended December 31, 2004 and $7.3 million for the three months ended March 31, 2005, and we may never become profitable. As of March 31, 2005, we had a deficit accumulated during the development stage of approximately $133.5 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. To date, we have derived no revenues from product sales or royalties. We do not expect to have any significant product sales or royalty revenue for a number of years. Our operating losses have been increasing during the past several years and may increase significantly in the future if we expand our research and development, conduct additional clinical trial activities, acquire or license technologies, scale up and improve our manufacturing operations, seek regulatory approvals and, if we receive FDA approval, commercialize our products. We also may be required to recognize additional losses based upon changes in the fair value of our derivative liability, which resulted from the dividend make-whole payment feature of our convertible preferred stock. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock and convertible preferred stock will likely decline.

Our restructuring of our business to focus on HIV indications may prove unsuccessful.

On May 16, 2005, we announced that we intend to refocus clinical development of our lead product, Xcellerated T Cells, on treating HIV and to discontinue further development of Xcellerated T Cells in CLL or other cancer indications at this time. Our decision to focus our resources on HIV may not result in any viable commercial products. We cannot be certain that we have chosen to focus on the best programs for near-term commercial success.

We will need to raise substantial additional capital to fund our operations, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts.

Developing products and conducting clinical trials for the treatment of infectious diseases, such as HIV, and other medical conditions require substantial amounts of capital. To date, we have raised capital through private equity financings, an initial public offering, a public offering of convertible preferred stock, the sale of convertible promissory notes and equipment leases. Currently, we anticipate that our cash, cash equivalents and investments will be adequate to satisfy our capital needs through at least the end of the second quarter of 2006, although we are evaluating whether reductions in our workforce or other expenditures are appropriate based on our recently revised clinical development strategy. If we are unable to obtain additional funding in a timely fashion, we may never conduct required clinical trials to demonstrate safety and clinical efficacy of Xcellerated T Cells, and we may never obtain FDA approval or commercialize any of our products. We will need to raise additional capital to, among other things:

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

Because we have limited resources and access to capital to fund our operations, our management must make significant prioritization decisions on which programs to pursue and how much of our resources to allocate to each program. We are currently focusing our research and development efforts on the use of Xcellerated T Cells to treat HIV. On March 22, 2005, we reduced our workforce by approximately 24%, to 81 employees, as a result of our decision to limit clinical development to a planned Phase II/III clinical trial in CLL and a planned Phase I/II trial in HIV. On May 16, 2005, we announced our decision to discontinue our planned Phase II/III clinical trial in CLL at this time due primarily to delays and uncertainties regarding our ability to reach agreement with the FDA on a clinical trial protocol that would be feasible and affordable for us to pursue. We are currently evaluating whether further reductions in our workforce are appropriate given this more limited clinical development plan. If we advance or expand our clinical trials in the future, we would need to expand our workforce and we cannot be sure that we will be able to hire employees with the skills and experience desirable or necessary to support such clinical development. Our management has broad discretion to suspend, scale down or discontinue any of these programs or to initiate new programs to treat other clinical indications. Xcellerated T Cells may never prove to be safe and clinically effective to treat any indication, and the market for any indication that we pursue may never prove to be profitable even if we obtain regulatory approval. Accordingly, we cannot assure you that any program we decide to pursue will lead to regulatory approval or will prove to be profitable.

Evaluation of our potential product candidate for treatment of HIV is at an early stage and we may not be able to successfully develop or commercialize this product candidate.

Our Xcellerated T Cells product is at an early stage of development for treatment of HIV. Significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. To date, we have only conducted preclinical development of Xcellerated T Cells to treat patients with HIV. One of our scientific founders and third party collaborators have conducted early independently-sponsored human clinical trials in HIV patients with low T cell counts using an earlier version of our proprietary technology. We did not control these clinical trials and some of these trials used a combination of CD4 and CD8 T cells and /or inserted a gene into the T cells, in contrast to our planned clinical trial(s), which will use only CD4 T cells and which will not insert any gene into the cells. These independently-sponsored clinical trials involved very limited number of patients and were not designed to produce statistically significant results as to efficacy or to ensure the results were due to the effects of activated T cells alone. In addition, our collaborative partner, Fresenius Biotech GmbH, is conducting a Phase I clinical trial to treat HIV patients with genetically-modified T cells produced using our Xcellerate Technology. We cannot assure you that our preclinical experience or the data from these independently-sponsored trials are predictive of results which may be obtained in any clinical trial conducted by us. We expect that much of our efforts and expenditures over the next few years will be devoted to developing clinical trials in HIV. We have no products that have received regulatory approval for commercial sale.

Our ability to commercialize our product candidates depends on first receiving FDA approval. Thereafter, the commercial success of these product candidates will depend upon their acceptance by physicians, patients, third party payors and other key decision-makers as therapeutic and cost-effective alternatives to currently available products. If we fail to gain approval from the FDA or to produce a commercially successful product, we may not be able to earn sufficient revenues to continue as a going concern.

Clinical development is uncertain.

Conducting clinical trials is uncertain and expensive and often takes many years to complete. The results from preclinical testing and early clinical trials are often not predictive of results obtained in later clinical trials. In conducting clinical trials, we may fail to establish the effectiveness of Xcellerated T Cells for the targeted indication or we may discover unforeseen side effects. We have no experience in conducting clinical trials in patients with HIV. Patients with HIV typically have lower numbers and lower quality T cells than the cancer patients treated in our prior clinical trials. We may not be able to produce a sufficient quantity of Xcellerated T Cells that meet our minimum specifications to have a therapeutic effect in HIV patients. In addition, we only have limited experience in treating patients with multiple doses of Xcellerated T Cells, which may be required to achieve optimal therapeutic effects.

We may not ultimately be able to provide the FDA with satisfactory data to support a claim of clinical safety and efficacy sufficient to enable the FDA to approve Xcellerated T Cells for commercialization. This may be because later clinical trials may fail to reproduce favorable data we may obtain in earlier clinical trials, or the FDA may disagree with how we interpret the data from these clinical trials. The FDA may not accept the endpoints we may choose in our clinical trials, such as the therapeutic effect of an increase in a patient’s T cells or length of time during which a patient does not require anti-viral drugs, as valid endpoints for a pivotal trial that is necessary for market approval. Moreover, clinical trials may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patients participating in the trials may die before completion of the trial or suffer adverse medical effects unrelated to treatment with Xcellerated T Cells. Many patients who enroll in clinical trials, particularly for treatment of HIV, have very weakened immune systems and compromised health generally, which may reduce the effectiveness of our therapy in these patients or increase the number of patients who cannot complete the clinical trial due to death or adverse medical effects unrelated to treatment with Xcellerated T Cells. These factors could lead to delays, termination or failure of our clinical trials. We and a number of other companies in the biotechnology industry have suffered significant setbacks in every stage of clinical trials, even in advanced clinical trials after positive results in earlier trials.

The safety of our Xcellerate Technology in HIV is uncertain and we have no data demonstrating such safety.

Our Xcellerate Technology is based on a novel approach to treat medical conditions that result in weakened immune systems. We will need to demonstrate that Xcellerated T Cells are safe in patients with HIV. Although we have data from several clinical trials we have conducted in patients with cancer in which we observed only a few serious side effects, we have no data on the safety and efficacy of Xcellerated T Cells to treat patients with HIV from any trial conducted by us. We do not have data on possible harmful long-term effects of Xcellerated T Cells and will not have any data on long-term effects in the near future. We may not be able to provide the FDA with satisfactory data that the Xcellerated T Cells we produce for HIV patients do not increase viral load or increase resistance to anti-viral drugs. We may not ultimately be able to provide the FDA with satisfactory data to support a claim of clinical safety and efficacy sufficient to enable the FDA to approve Xcellerated T Cells for commercialization. For these and other reasons, the safety, effectiveness and commercializability of our Xcellerate Technology is uncertain and may never be realized.

Clinical development is highly dependent on the FDA.

We cannot be sure that the FDA will let us proceed with the proposed design of our proposed clinical trial protocol(s) for Xcellerated T Cells in patients with HIV. We have previously had difficulty securing the agreement of the FDA on a significant clinical trial proposal. After several months of discussions with the FDA regarding our planned Phase II/III clinical trial in patients with CLL, we announced on May 16, 2005 that we were withdrawing this protocol as a result of delays and uncertainty regarding our ability to reach agreement with the FDA on a protocol that would be feasible and affordable for us to conduct.

We do not have the necessary approvals to market or sell Xcellerated T Cells in the United States or any foreign market. Before marketing Xcellerated T Cells, we must successfully complete extensive preclinical studies and clinical trials and rigorous regulatory approval procedures. We cannot assure you that we will obtain the necessary regulatory approvals to commercialize Xcellerated T Cells.

To date, the FDA has approved only a few cell-based therapies for commercialization. The processes and requirements associated with the regulation of biologic products may cause delays and additional costs in obtaining regulatory approvals for our products. Because our Xcellerate Technology is novel, and cell-based therapies are relatively new, regulatory agencies may lack experience in evaluating product candidates like Xcellerated T Cells. This inexperience may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of Xcellerated T Cells.

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

Our restructuring may place additional strain on our resources and may harm the morale and performance of our personnel.

Our restructuring in March 2005 resulted in an approximate 24% immediate reduction in our workforce to 81 employees at facilities in Seattle and Bothell, Washington. We are currently evaluating whether further reductions in our workforce are appropriate given our recently announced more limited clinical development plan. Our restructuring plan may yield unanticipated consequences such as attrition beyond our planned reduction in workforce. This workforce reduction could place significant strain on our administrative, operational and financial resources and result in increased responsibilities for certain personnel. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. In addition, many of the terminated employees possess specific knowledge or expertise, and that knowledge or expertise may prove to have been important to our operations. In that case, their absence may create significant difficulties. In addition, this headcount reduction may subject us to the risk of litigation, which could result in substantial costs to us and could divert management’s time and attention away from business operations.

We may be unable to maintain our listing on Nasdaq, which could cause our stock price to fall and decrease the liquidity of our stock.

Our common stock and preferred stock trades on the Nasdaq National Market, which has certain compliance requirements for continued listing, including a requirement that our common stock and preferred stock each have a minimum bid price of $1.00 per share. If the minimum closing bid price per share is less than $1.00 for a period of 30 consecutive business days, our shares may be delisted following a 180 day notice period during which the minimum closing bid price must be $1.00 or above per share for a period of 10 consecutive business days, if we do not file an appeal. While the bid price per share of our preferred stock has never fallen below Nasdaq’s minimum bid price of $1.00 per share, the bid price per share of our common stock has recently fallen below Nasdaq’s minimum bid price of $1.00 per share. The closing bid price per share of our common stock was $0.85 as of May 13, 2005, has been below $1.00 for the last 16 consecutive business days, and may continue to decline.

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

Our success may depend upon the acceptance of Xcellerated T Cells by the medical and HIV-activist communities.

Our ability to market and commercialize Xcellerated T Cells in HIV would depend in part on the acceptance and utilization of our products by the medical and HIV-activist communities. In addition, there are a significant number of therapies to treat HIV on the market and in development with which Xcellerated T Cells would likely compete if commercialized. We will need to develop commercialization initiatives designed to increase awareness about us and Xcellerated T Cells among targeted audiences, including public health and AIDS activists and community-based outreach groups in addition to the investment community. Currently, we have not developed any commercialization initiatives.

We have limited manufacturing experience and may not be able to manufacture Xcellerated T Cells on a large scale or in a cost-effective manner.

Through March 2005, we manufactured Xcellerated T Cells for research and development and our clinical activities in one manufacturing facility in Seattle, Washington. We have not demonstrated the ability to manufacture Xcellerated T Cells beyond quantities sufficient for research and development and limited clinical activities. We have no experience manufacturing Xcellerated T Cells at the capacity that will be necessary to support large clinical trials or commercial sales. We recently relocated our manufacturing activities to our leased property in Bothell, Washington. We may encounter difficulties in obtaining the approvals for validating and operating this manufacturing facility. We may not be unable to hire the qualified personnel that we may later require to accommodate the expansion of our operations and manufacturing capabilities.

Because our Xcellerate Technology is a patient-specific, cell-based product, the manufacture of Xcellerated T Cells is more complicated than the manufacture of most pharmaceuticals. We have very limited experience manufacturing Xcellerated T Cells in patients with HIV. HIV patients typically have a lower number and quality of T cells than patients with other medical conditions such as cancer, and we cannot assure you that we can manufacture Xcellerated T Cells for HIV patients in sufficient number or quality to have a therapeutic effect. Our present manufacturing process may not meet our initial expectations as to reproducibility, yield, purity or other measurements of performance. In addition, we are using a custom bioreactor system in our manufacturing process and only have limited manufacturing experience using this bioreactor system to activate and expand T cells. Because this new manufacturing process is unproven, we may never successfully utilize our custom bioreactor system to commercialize our products. In addition, because some of our prior clinical trials were conducted using a prior version of the manufacturing system, which did not use the custom bioreactor, we may have to show comparability of the Xcellerated T Cells manufactured with the different versions of the manufacturing systems we have used. To show comparability, we may be required to conduct additional clinical trials. If we make additional modifications in our manufacturing process in the future, we may also have to show comparability of newer versions of the manufacturing process. For these and other reasons, we may not be able to manufacture Xcellerated T Cells on a large scale or in a cost-effective manner.

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

The timing of the commencement, continuation and completion of clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, and difficulties in enrolling patients who meet trial eligibility criteria. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. These factors could lead to delays, termination or failure of our clinical trials.

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

Before we can obtain regulatory approval for the commercial sale of any product candidate that we wish to develop, we are required to complete preclinical development and extensive clinical trials in humans to demonstrate its safety and efficacy. Each of these trials requires the investment of substantial expense and time. We expect to commence clinical trials in HIV in the future. There are numerous factors that could delay these clinical trials or prevent us from completing these trials successfully.

Ongoing and future clinical trials of our product candidates may not show sufficient safety or efficacy to obtain requisite regulatory approvals. For example, we recently announced that data from our Phase II clinical trials in multiple myeloma and non-Hodgkin’s lymphoma did not show anti-tumor effects and that we do not intend to pursue additional clinical trials in these indications at this time. Furthermore, success in preclinical and early clinical trials does not ensure that later large-scale trials will be successful nor does it predict final results. Acceptable results in early trials may not be repeated in later trials. We believe that any clinical trial designed to test the efficacy of Xcellerated T Cells, whether Phase II or Phase III, will likely involve a large number of patients to achieve statistical significance and will be expensive. We may conduct lengthy and expensive clinical trials of Xcellerated T Cells, only to learn that it is not an effective treatment. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive results or adverse medical events during a clinical trial could cause it to be redone or terminated. In addition, failure to construct appropriate clinical trial protocols could result in the test or control group experiencing a disproportionate number of adverse events and could cause a clinical trial to be redone or terminated. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by the FDA or another regulatory authority may also vary significantly based on the type, complexity and novelty of the product involved, as well as other factors.

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

Certain aspects of how Xcellerated T Cells are processed and administered may increase our exposure to liability. Our Xcellerate Technology requires us to activate a patient’s T cells ex vivo, or outside of the body, using blood collected from the patient. Third-party physicians or other medical personnel initially collect a patient’s blood through a process called leukapheresis, which may pose risks, such as bleeding and infection. The blood that we collect from our patients may contain infectious agents, including HIV and hepatitis C, that may infect medical personnel or others with whom the blood comes in contact. We will be conducting trials using blood collected from patients known to be infected with HIV, and patients with HIV are at increased risk for co-infection with hepatitis C. Medical personnel administer Xcellerated T Cells to patients intravenously in an outpatient procedure. This procedure poses risks to the patient similar to those occurring with infusions of other frozen cell products, such as stem cells, including blood clots, infection and mild to severe allergic reactions.

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

We believe Xcellerated T Cells may be used in combination with complementary treatments, including anti-viral drugs, and one or more of these other therapies could cause harmful side effects that could be attributed to Xcellerated T Cells. Any or all of these harmful side effects may occur at various stages of our product development, including the research stage, the development stage, the clinical stage or the commercial stage of our products. If people believe Xcellerated T Cells or any component of our Xcellerate Technology alone or in combination with complementary treatments causes harmful side effects, we may incur significant damages from product liability claims, which will adversely affect our ability to operate our business.

We rely on a limited number of manufacturers and suppliers for some of the key components or our Xcellerate Technology. The loss of these suppliers, or their failure to provide us with adequate quantities of these key components when needed, could delay our clinical trials and prevent or delay commercialization of Xcellerated T Cells.

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

Our executive officers, directors and principal stockholders, and entities affiliated with them, beneficially own in the aggregate approximately 54% of our common stock, and approximately 48% of our common and convertible preferred stock taken together on an as-converted to common stock basis. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger, consolidation, takeover or other business combination that could be favorable to you. Since the convertible preferred stock has very limited voting rights prior to conversion, owners of our convertible preferred stock will have little or no ability to control matters requiring approval of our stockholders.

Our leased facilities are at risk of damage by earthquakes, and any damage to our facilities will harm our clinical trials and development programs.

We currently rely on the availability and condition of our leased Seattle, Washington facility to conduct research and development and through March 31, 2005 for the manufacture of Xcellerated T Cells. This facility is located in a seismic zone, and there is the possibility of an earthquake which, depending on its magnitude, could be disruptive to our operations. Our leased facility in Bothell, Washington, where we recently relocated our manufacturing activities, is also in a seismic area. We currently have no insurance against damage caused by earthquakes.

If third party carriers fail to ship patient samples and our products in a proper and timely manner, the treatment of patients could be delayed or prevented, our reputation may suffer and we may incur liability.

We depend on third-party carriers to deliver patient-specific blood cells to us and to deliver Xcellerated T Cells back to patients in a careful and timely manner. Our Xcellerate Technology currently requires that we process each patient’s leukapheresis blood sample within 48 hours of collection. Xcellerated T Cells must currently be shipped in a frozen storage shipping container and received by the patient within six days from leaving our manufacturing facility. If the shipping containers fail to maintain the necessary temperature, Xcellerated T Cells could be damaged. If third-party carriers fail to timely deliver the leukapheresis blood sample to us or fail to timely ship Xcellerated T Cells to the clinic, or if they damage or contaminate them during shipment, the treatment of patients could be delayed or discontinued, our reputation may suffer and we may incur liability. In addition, as we expand our clinical trial sites, we may need to make modifications to the shipping process to ship internationally, such as requiring third parties to freeze the patient’s white blood cells prior to shipment to us for processing, which may reduce our control over the production of Xcellerated T Cells. Furthermore, shipping blood products internationally will subject us to foreign import laws and customs regulations, which complicate, and could delay, shipment of components to and from us and delay the development, production and infusion of Xcellerated T Cells. We will be shipping patient-specific blood cells and Xcellerated T Cells from patients known to be infected with HIV, which may limit the number of third-party carriers willing to accept our shipments, increase the probability of delays and subject us to additional expense and potential liability.

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

We will need to add a significant number of new personnel and expand our capabilities in order to successfully pursue our research, development and commercialization efforts and secure collaborations to market and distribute our products. This growth may strain our existing managerial, operational, financial and other resources. We will also need to add personnel in our research and development and manufacturing departments if we expand our clinical trial and research capabilities. On March 22, 2005, we reduced our workforce by approximately 24%, to 81 employees and we are evaluating whether further reductions in our workforce are appropriate based on our more recently revised clinical development strategy. Any reduction in workforce may have an adverse effect on our ability to hire new personnel in the future when we need it to expand our capabilities. Our failure to manage this recent reduction in workforce or any future reduction in workforce effectively, or to effectively manage our growth in the future if we need to expand our operations again, could delay or curtail our product development and commercialization efforts and harm our business.

If we lose key management or scientific personnel, our business could suffer.

Our success depends, to a significant extent, on the efforts and abilities of Christopher Henney, Ph.D., our Chairman, Ronald J. Berenson, M.D., our President and Chief Executive Officer, Robert L. Kirkman, M.D., our Chief Business Officer and Vice President, Stewart Craig, Ph.D., our Chief Operating Officer and Vice President, Mark Frohlich, M.D., our Medical Director and Vice President, and other members of our senior management and our scientific personnel. We do not have employment agreements with Dr. Berenson, Dr. Craig or several other members of our senior management. Additionally, any employment agreement that we may enter into will not ensure the retention of the employee. Since the pool of employees with relevant experience in immunology and biotechnology is small, replacing any of our senior management or scientific personnel would likely be costly and time-consuming. Our recent workforce reductions and the size of our company could make it more difficult to hire new or additional senior management or scientific personnel. Although we maintain key person life insurance on Dr. Berenson, we do not maintain key person life insurance on any of our other officers, employees or consultants. The loss of the services of one or more of our key employees could delay or curtail our research and development and product development efforts.

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

Under our agreements with Lonza to purchase antibodies, we must make payments denominated in British pounds. As a result, from time to time, we are exposed to currency exchange risks related to the British pound. Accordingly, if the British pound strengthens against the U.S. dollar, our payments to Lonza will increase in U.S. dollar terms. We have paid a total of $5.0 million to Lonza under our agreements with them as of March 31, 2005. Assuming development and supply services are completed as scheduled under our agreements with Lonza, our remaining payments will be approximately $1.7 million through the end of 2005.

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

We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 which requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls beginning on either December 31, 2005 or December 31, 2006, depending on the value of our common stock as of June 30, 2005. Subsequently, our independent auditors will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 or December 31, 2006, as applicable. We are beginning our assessment of the effectiveness of our internal controls. We expect to comply with the reporting disclosure requirements of Section 404 by our year ending December 31, 2005 or December 31, 2006, as applicable, including remediation of any deficiencies identified in our existing internal controls. However, if we are not able to remediate any identified deficiencies in a timely fashion or otherwise comply with the Section 404 disclosure requirements for the year ending December 31, 2005 or December 31, 2006, as applicable, we will not be able to give assurance regarding the effectiveness of our internal controls and the report on our financial statements provided by our independent auditors may be negatively impacted.

Legislative actions, potential new accounting pronouncements and higher insurance costs are likely to impact our future financial position and results of operations.

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

Interest Rate Risk

Our short-term investments as of March 31, 2005 consisted of $20.2 million in corporate bonds, $13.5 million in federal agency obligations, and $1.5 million in municipal bonds with contractual maturities of one year or less. Due to the short-term nature of our investments, we believe that our exposure to market interest rate fluctuations is minimal. The corporate bonds in which we invest are rated “A” or better by both Moody’s and Standard and Poor’s. Our cash and cash equivalents are held primarily in commercial paper and highly liquid money market accounts. A hypothetical 10% change in short-term interest rates from those in effect at March 31, 2005 would not have a significant impact on our financial position or our expected results of operations. We do not currently hold any derivative financial instruments.

Because interest rates on our equipment financing obligations are fixed at the beginning of the repayment term, exposure to changes in interest rates is limited to new financings.

Foreign Currency Risk

We do not engage in foreign currency hedging; however, we have entered into certain contracts denominated in foreign currencies and therefore, we are subject to currency exchange risks.

For antibody development and supply services provided by Lonza, we must make payments denominated in British pounds. As a result, from time to time, we are exposed to currency exchange risks related to the British pound. If the British pound strengthens against the U.S. dollar, our payments to Lonza will increase in U.S. dollar terms. Assuming development and supply services are completed as scheduled under our agreements with Lonza, our remaining payments will be approximately $1.7 million through the end of 2005. A hypothetical 10% change in the British pound from the rate in effect at March 31, 2005 would not have a significant impact on our financial position or our expected results of operations.

The terms of our license agreement with Fresenius include the receipt of potential royalties on net sales as well as potential milestone payments to us denominated in Euro. As a result, we are exposed to currency exchange risks related to the Euro. If the Euro weakens against the U.S. dollar, payments received from Fresenius will decrease in U.S. dollar terms. A hypothetical 10% change in the Euro from the rate in effect at March 31, 2005 would not have a significant impact on our financial position or our expected results of operations.

Derivatives Valuation Risk

The terms of our November 2004 convertible preferred stock offering include a dividend make-whole payment feature. This feature is considered to be an embedded derivative and was valued on the balance sheet at $3.0 million at December 31, 2004. The carrying value of this derivative was reduced by $363,000 during the first quarter of 2005, based on cash dividends paid and the fair value of common stock issued as dividend make-whole payments pursuant to voluntary holder conversions during this period. At March 31, 2005, the estimated fair value of the derivative liability was valued at $2.6 million, resulting in the recognition of $8,000 as other income for the three months ended March 31, 2005. As the fair value of this derivative may fluctuate significantly from period to period, the resulting change in valuation may have a significant impact on our results of operations.

Item 4.	Controls and Procedures

As part of our quarterly review, we evaluated, under the supervision and with the participation of the Company’s management, including our Principal Executive Officer and Principal Financial and Accounting Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarterly period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company that must be included in our periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. None.

(b)	Use of Proceeds. Our Registration Statement under the Securities Act of 1933 (File No. 333-109635) was declared effective by the SEC on March 16, 2004. All 4,200,000 shares of common stock offered in the final prospectus were sold at a price per share of $8.00. The aggregate gross proceeds of the shares offered and sold were $33.6 million, which resulted in net proceeds to us of approximately $29.7 million after deducting underwriting discounts and commissions and other offering expenses of $3.9 million. From the effective date of our initial public offering through March 31, 2005, we have used approximately $27.0 million of these proceeds to fund clinical trial activities, manufacturing activities, preclinical research and development activities, and capital expenditures, and for other general corporate purposes. The remainder of the net proceeds from our initial public offering are invested in a variety of interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, municipal bonds, commercial paper and money market accounts.

(c)	Repurchases. None.

Item 6.	Exhibits

Exhibit Number
3.1(1)	Amended and Restated Certificate of Incorporation of Xcyte Therapies, Inc.

3.2(1)	Amended and Restated Bylaws of Xcyte Therapies, Inc.

3.3(3)	Preferred Stock Certificate of Designations

4.1(1)	Form of Common Stock Certificate

4.2(3)	Preferred Stock Certificate of Designations

4.3(4)	Indenture

4.4(2)	Form of Preferred Stock Certificate

10.1†	Supply Agreement dated March 7, 2005 between Xcyte Therapies, Inc. and Cambrex Bio Science Walkersville, Inc.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to registrant’s registration statement on Form S-1, File No. 333-109653, originally filed with the Commission on October 10, 2003, as subsequently amended, and incorporated herein by reference.

(2)	Previously filed as an exhibit to registrant’s registration statement on Form S-1, File No. 333-119585, originally filed with the Commission on October 7, 2004, as subsequently amended, and incorporated herein by reference.

(3)	Previously filed as an exhibit to registrant’s current report on Form 8-K filed with the Commission on November 5, 2004.

(4)	Previously filed as an exhibit to registrant’s quarterly report on Form 10-Q filed with the Commission on November 15, 2004.

†	Certain information in this exhibit has been omitted and filed separately with the Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XCYTE THERAPIES, INC.

By:	/s/ Kathi L. Cordova
Kathi L. Cordova
Duly Authorized Officer of Registrant and Principal Financial and Accounting Officer
Senior Vice President of Finance and Treasurer

Date: May 16, 2005