Form 10-Q
period 2005-06-30
XCYTE THERAPIES INC
filed 2005-08-15
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

On August 8, 2005, the registrant had an aggregate of 19,672,393 shares of common stock issued and outstanding.

XCYTE THERAPIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2005

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

XCYTE THERAPIES, INC.

(a development stage company)

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$10,953	$13,897
Short-term investments	21,395	33,421
Prepaid expenses and other current assets	1,399	1,021

Total current assets	33,747	48,339
Property and equipment, net	6,420	6,208
Deposits and other assets	1,141	1,056

Total assets	$41,308	$55,603

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$633	$1,707
Accrued compensation and related benefits	578	665
Other accrued liabilities	441	417
Derivative liability	2,483	3,020
Current portion of deferred revenue	47	47
Current portion of equipment financings	1,739	1,556

Total current liabilities	5,921	7,412
Deferred revenue, less current portion	739	762
Equipment financings, less current portion	2,729	2,678
Other liabilities	620	631
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share
Authorized—5,000,000 shares as of December 31, 2004 and June 30, 2005
Designated 6% convertible exchangeable—2,990,000 shares as of December 31, 2004 and June 30, 2005
Issued and outstanding—2,046,813 and 2,079,813 shares as of June 30, 2005 and December 31, 2004, respectively
Aggregate preference in liquidation—$20,673 at June 30, 2005	2	2
Common stock, par value $0.001 per share
Authorized—100,000,000 shares as of December 31, 2004 and June 30, 2005
Issued and outstanding—19,672,393 and 19,498,256 as of June 30, 2005 and December 31, 2004, respectively	19	19
Additional paid-in capital	171,386	171,708
Deferred stock compensation	(720)	(1,417)
Accumulated other comprehensive loss	(19)	(9)
Deficit accumulated during the development stage	(139,369)	(126,183)

Total stockholders’ equity	$31,299	$44,120

Total liabilities and stockholders’ equity	$41,308	$55,603

See the accompanying notes to these condensed financial statements.

XCYTE THERAPIES, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,		Period from inception (January 5, 1996) to June 30, 2005
	2005	2004	2005	2004
Revenue:
License fee	$12	$12	$24	$12	$159
Collaborative agreement	—	12	4	24	201
Government grant	—	—	—	—	144

Total revenue	12	24	28	36	504
Operating expenses:
Research and development	4,368	4,426	9,862	8,601	96,385
General and administrative	1,558	1,723	3,578	3,297	31,905

Total operating expenses	5,926	6,149	13,440	11,898	128,290

Loss from operations	(5,914)	(6,125)	(13,412)	(11,862)	(127,786)
Other income (expense):
Interest income	253	106	511	148	4,404
Interest expense	(95)	(67)	(155)	(12,656)	(14,935)
Change in valuation of derivative	(141)	—	(133)	—	(860)
Gain (loss) on sale of equipment	3	—	3	—	(192)

Other income (expense), net	20	39	226	(12,508)	(11,583)

Net loss	(5,894)	(6,086)	(13,186)	(24,370)	(139,369)
Accretion of preferred stock	—	—	—	(8,973)	(25,385)

Net loss applicable to common stockholders	$(5,894)	$(6,086)	$(13,186)	$(33,343)	$(164,754)

Basic and diluted net loss per common share	$(0.30)	$(0.41)	$(0.67)	$(3.66)

Shares used in computation of basic and diluted net loss per common share	19,662,564	14,800,321	19,629,278	9,107,401

See the accompanying notes to these condensed financial statements.

XCYTE THERAPIES, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six months ended June 30,		Period from inception (January 5, 1996) to June 30, 2005
	2005	2004
Cash flows from operating activities
Net loss	$(13,186)	$(24,370)	$(139,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash research and development expense for technology licenses	—	—	1,716
Amortization of investment premiums, net	345	251	951
Non-cash stock compensation expense	306	1,217	10,299
Non-cash interest expense	23	12,536	13,085
Non-cash rent expense	17	17	153
Change in valuation of derivative	133	—	860
Depreciation and amortization	646	455	6,343
(Gain) loss on sale of property and equipment	(3)	—	192
Changes in assets and liabilities:
Increase in prepaid expenses and other current assets	(378)	(793)	(1,585)
(Increase) decrease in deposits and other assets	(102)	707	(801)
(Decrease) increase in accounts payable	(1,074)	1,091	633
(Decrease) increase in accrued liabilities	(98)	876	2,600

Net cash used in operating activities	(13,371)	(8,013)	(104,923)

Cash flows from investing activities
Purchases of property and equipment	(855)	(1,593)	(12,219)
Proceeds from sale of property and equipment	—	—	64
Net cash acquired in acquisition	—	—	437
Purchases of investments available-for-sale	(47,719)	(43,497)	(191,035)
Purchases of investments held-to-maturity	—	—	(17,732)
Proceeds from maturities of investments available-for-sale	59,391	29,563	181,257
Proceeds from maturities of investments held-to-maturity	—	—	5,145

Net cash provided by (used in) investing activities	10,817	(15,527)	(34,083)

Cash flows from financing activities
Net proceeds from issuances of preferred stock	—	—	103,042
Net proceeds from issuances of common stock	—	29,700	29,700
Net proceeds from issuances of convertible promissory notes	—	—	12,660
Common stock repurchased	—	—	(3)
Proceeds from stock options and warrants exercised	—	68	591
Proceeds from issuances of common stock in connection with employee stock purchase plan	6	—	16
Payment of preferred stock dividends	(607)	—	(607)
Proceeds from equipment financings	1,129	867	10,810
Principal payments on equipment financings	(918)	(534)	(6,250)

Net cash provided by (used in) financing activities	(390)	30,101	149,959

Net increase (decrease) in cash and cash equivalents	(2,944)	6,561	10,953
Cash and cash equivalents at beginning of period	13,897	2,241	—

Cash and cash equivalents at end of period	$10,953	$8,802	$10,953

Non-cash investing and financing activities
Common stock issued for acquisition	$—	$—	$330
Preferred stock issued for acquisition	$—	$—	$579
Preferred stock warrants issued for acquisition	$—	$—	$330
Preferred stock warrants issued in connection with equipment financing	$—	$—	$298
Preferred stock warrants issued in connection with lease	$—	$—	$340
Preferred stock warrants issued in preferred stock financing	$—	$—	$48
Issuance of common stock warrants and beneficial conversion in preferred stock	$—	$—	$25,385
Accretion of preferred stock	$—	$(8,973)	$(25,385)
Conversion of redeemable convertible preferred stock and warrants into common stock and warrants	$—	$76,043	$76,043
Conversion of promissory notes and accrued interest into common stock	$—	$13,065	$13,065
Common stock issued in satisfaction of make-whole payments upon conversion of preferred stock	$63	$—	$1,785
Property and equipment costs accrued	$30	$229	$30

See the accompanying notes to these condensed financial statements.

XCYTE THERAPIES, INC.

(a development stage company)

Notes to the Condensed Financial Statements

(Unaudited)

1.	Organization and significant accounting policies

Organization

Xcyte Therapies, Inc. (the Company), a development stage enterprise, operates in one business segment, developing products based on T cell activation to treat infectious diseases and other medical conditions associated with compromised immune systems. As a development stage enterprise, substantially all efforts of the Company have been devoted to performing research and experimentation, conducting clinical trials, developing and acquiring intellectual properties, raising capital and recruiting and training personnel.

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

The Company has incurred operating losses and negative cash flows from operations since inception. As of June 30, 2005, the Company had net working capital of $27.8 million and had an accumulated deficit of $139.4 million with total stockholders’ equity of $31.3 million. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, assuming that the Company will continue as a going concern.

Our common stock and preferred stock trade on the Nasdaq National Market, which has certain compliance requirements for continued listing, including a requirement that our common stock and preferred stock each have a minimum bid price of $1.00 per share. On June 6, 2005, we received a notice from the Nasdaq Stock Market that for 30 consecutive trading days the bid price of our common stock had closed below the minimum $1.00 per share requirement and, as a result, our common stock no longer complied with Nasdaq’s continued listing criteria. The letter stated that the Company would be provided with 180 calendar days, or until December 5, 2005, to regain compliance. To regain compliance, anytime before December 5, 2005, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. As of the date of this report, our common stock has not regained compliance with Nasdaq’s continued listing criteria.

In July 2005 the Company announced a plan to evaluate its strategic alternatives. In conjunction with this plan, the Company also announced its decision to discontinue the clinical development of its products. At this time, the Company cannot estimate the impact the decision to discontinue its clinical development would have on its results of operations or financial condition.

While management believes that current cash, cash equivalent, and short-term investment balances, as well as any net cash provided by operations, will provide adequate resources to fund operations at least until second quarter 2006, this may not be the case. This estimate does not include any costs that may be associated with completing any strategic alternatives currently being considered by the Company. The Company continues to explore various strategic alternatives, including, but not limited to mergers, acquisitions, the sale or purchase of assets, in-licensing opportunities, and out-licensing opportunities. Pending the outcome of the Company’s review of strategic alternatives and any definitive decisions to close or liquidate the business, the Company will continue to prepare its financial statements on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As such, the financial statements do not include any adjustments to reflect possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from any decisions made with respect to the Company’s assessment of its strategic alternatives.

Other comprehensive income (loss)

Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). The Company’s only other comprehensive income (loss) is their unrealized gain (loss) on investments. Total comprehensive loss was $5,874 and $6,144 for the three months ended June 30, 2005 and 2004, respectively. Comprehensive loss totaled $13,196 and $24,425 for the six months ended June 30, 2005 and 2004, respectively.

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

All of the options granted during the three-month and six-month periods ended June 30, 2005 and 2004 expire after ten years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results for options granted during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Weighted average risk free interest rate	4.00%	5.00%	4.00%	5.00%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	82%	80%	82%	80%
Expected life (in years)	4.0	4.0	4.0	4.0
Weighted average fair value	$0.29	$3.98	$0.78	$6.56

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company’s pro forma information follows (in thousands, other than per share information):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss applicable to common stockholders, as reported	$(5,894)	$(6,086)	$(13,186)	$(33,343)
Add: Employee stock-based compensation, as reported	18	595	296	1,178
Deduct: Stock-based compensation determined under the fair value method	(148)	(819)	(700)	(1,520)

Pro forma net loss	$(6,024)	$(6,310)	$(13,590)	$(33,685)

Basic and diluted pro forma net loss per share	$(0.31)	$(0.43)	$(0.69)	$(3.70)

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

Net loss per share

Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Common stock equivalents, including convertible exchangeable preferred stock, redeemable convertible preferred stock, redeemable convertible preferred stock warrants, convertible promissory notes, common stock warrants and outstanding stock options are excluded from the calculation of diluted net loss per share because all securities are antidilutive for the periods presented. As of June 30, 2005 and 2004, the total number of shares excluded from the calculations of diluted net loss per common share was 10,608,834 and 979,649, respectively.

Recent accounting pronouncements

In December 2004, the FASB issued SFAS 123R, Share-Based Payment. SFAS 123R establishes standards for the accounting for transactions in which an entity receives employee services in exchange for the entity’s equity instruments or liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective in the first fiscal year beginning after June 15, 2005 and will become effective for the Company beginning with the first quarter of 2006. The impact that the adoption of this statement will have on the Company’s financial position and results of operations may be material. The impact will be determined by share-based payments granted in future periods, as well as the fair value model and assumptions the Company will choose, which have not been finalized yet.

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

In January 2005, the Company’s Board of Directors declared a quarterly dividend in the amount of $0.1467 per share of preferred stock, which was paid on February 1, 2005, to the holders of record as of the close of business on January 21, 2005. This quarterly dividend distribution totaled $300,000. In April 2005, the Company’s Board of Directors declared a quarterly dividend in the amount of $0.15 per share of preferred stock, which was paid on May 2, 2005, to the holders of record as of the close of business on April 22, 2005. This quarterly dividend distribution totaled $307,000. In July 2005, the Company’s Board of Directors declared a quarterly dividend in the amount of $0.15 per share of preferred stock, which was paid on August 1, 2005, to the holders of record as of the close of business on July 22, 2005. This quarterly dividend distribution totaled $307,000.

In the first quarter of 2005, holders voluntarily converted 33,000 shares of preferred stock into 140,425 shares of common stock. In connection with these conversions, the Company issued 26,216 shares of common stock to converting holders in satisfaction of the required dividend make-whole payments.

In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments (SFAS 133), the Company is required to separate and account for, as an embedded derivative, the dividend make-whole payment feature of the preferred stock offering. As an embedded derivative instrument, the dividend make-whole payment feature must be measured at fair value and reflected as a liability. Changes in the fair value of the derivative are recognized in earnings as a component of other income (expense). The Company determined the fair value of the dividend make-whole payment feature to be $3.0 million at December 31, 2004. The carrying value of this derivative was reduced by $670,000 during the first half of 2005, based on cash dividends paid and the fair value of common stock issued as dividend make-whole payments pursuant to voluntary holder conversions during this period. At June 30, 2005, the derivative liability was valued at $2.5 million, resulting in the recognition of $141,000 and $133,000 as other expense for the three and six months ended June 30, 2005, respectively.

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

2003 Stock Plan

In January 2005, the Board of Directors approved an amendment of the 2003 Stock Plan (the 2003 Plan), which became effective in June 2005 after stockholder approval, to increase the number of shares of common stock authorized for issuance under the 2003 Plan by 400,000 shares, to a total of 1,145,453 shares. In March 2005, the Board of Directors approved another amendment of the 2003 Plan, which became effective in June 2005 after stockholder approval, to increase the number of shares of common stock authorized for issuance under the 2003 Plan by an additional 200,000 shares, to a total of 1,345,453 shares. As of June 30, 2005, options covering an aggregate of 862,603 shares of common stock had been granted under the 2003 Plan, and 91,188 shares of common stock remained available for future grant under the 2003 Plan.

In the first quarter of 2005, the Board of Directors approved option grants totaling 262,500 shares of common stock to the Company’s executive officers, which vest upon the meeting of certain Company milestones, or 100% of such options vest upon the four-year anniversary of the date of grant if such milestones are not met earlier. This milestones-based vesting provides that 50% of the shares vest based on certain clinical trial-related goals, 25% of the shares vest based on the consummation of certain corporate transactions, and 25% of the shares vest based on the achievement of FDA-related goals. For purposes of pro forma disclosure, the estimated fair value of the options will initially be amortized to expense over the four-year vesting period using the straight-line method. This amortization to expense will be accelerated, as necessary, based on the achievement of the milestones. As of June 30, 2005, none of the specified milestones had been achieved.

6.	Restructuring

First quarter, 2005 restructuring

On March 22, 2005, the Company reduced its workforce by approximately 24%, to 81 employees, as a result of the Company’s decision to limit clinical development to a planned Phase II/III clinical trial in chronic lymphocytic leukemia (CLL) and a planned Phase I/II trial in HIV. The Company recorded a charge in the first quarter of 2005 of $303,000, consisting of severance, benefits and outplacement services. This amount is included in operating expenses for the six months ended June 30, 2005, with $243,000 classified as research and development and $60,000 classified as general and administrative.

Second quarter, 2005 restructuring

On May 17, 2005, the Company announced a further reduction in its workforce by approximately 14% from 83 to 71 employees. The Company recorded a charge in the second quarter of 2005 of approximately $339,200, consisting of severance, benefits and outplacement services. This amount is included in operating expenses for the three and six months ended June 30, 2005 with $ 321,900 classified as research and development and $17,300 classified as general and administrative.

The Company has recorded restructuring expenses totaling $642,200 on a cumulative basis for the six months ended June 30, 2005. As of June 30, 2005, approximately $39,000 remains to be paid and is recorded as an accrued liability.

Third quarter, 2005 restructuring

On July 5, 2005, the Company announced its decision to implement a plan to identify and evaluate its strategic alternatives. In connection with such evaluation, on July 8, 2005, Xcyte’s Board of Directors approved a further workforce reduction plan that resulted in the reduction of the Company’s workforce by approximately 49%, to 34 employees. Such reduction in force was completed by July 15, 2005. Additionally, on August 12, 2005, a further workforce reduction was completed that resulted in the reduction of our workforce of 31 employees by approximately an additional 32%, to 21 employees. Xcyte will record a charge in the third quarter of 2005 of approximately $554,000 for the July 2005 reduction in force and $242,800 for the August 12, 2005 reduction in force, in each case consisting of severance, benefits and outplacement services. Such charges do not include any contract termination or other exit costs that may result from future restructuring activities and plans. In addition, the Company is evaluating its strategic alternatives, and future actions may result in impairment charges relating to our long-lived assets. Such actions and any resulting impairment charges could have an adverse impact on our business, financial condition and results of operations.

We are evaluating whether further reductions in our workforce are appropriate based on our decision to evaluate our strategic alternatives. At this time, the Company cannot estimate the impact, if any, that any such reductions would have on its results of operations or financial condition.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans and investing activities, our reduction in force, our clinical development and decision to discontinue clinical development, and our evaluation of strategic alternatives, in each case, that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the section entitled “Important Factors That May Affect Our Business, Results of Operations and Stock Price.” You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K filed by us in March 2005. When used in this report, the words “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. We caution our investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

From our inception in 1996 until early July 2005, we devoted substantially all of our efforts to the research and development of therapeutic products designed to enhance the body’s natural immune responses to treat infectious diseases and other medical conditions associated with weakened immune systems. We derived our therapeutic products from a patient’s own T cells, which are cells of the immune system that orchestrate immune responses and can detect and eliminate cancer cells and infected cells in the body. We used our patented and proprietary Xcellerate Technology to generate activated T cells, which we call Xcellerated T Cells, from blood that was collected from the patient. Activated T cells are T cells that have been stimulated to carry out immune functions. Our Xcellerate Technology was designed to rapidly activate and expand the patient’s T cells outside of the body in a process that employs magnetic beads densely covered with two monoclonal antibodies. These Xcellerated T Cells were then administered to the patient.

We have incurred significant losses since our inception. As of June 30, 2005, our deficit accumulated during the development stage was $139.4 million. Our operating expenses consist of research and development expenses and general and administrative expenses.

We have recognized revenues from inception through June 30, 2005 of approximately $504,000 from license fees, payments under a collaborative agreement and income from a National Institutes of Health Phase I Small Business Innovation Research, or SBIR, grant in chronic lymphocytic leukemia. We currently do not market any products and we do not expect to have any product sales or royalty revenue in the foreseeable future. Our net losses are a result of research and development and general and administrative expenses incurred to support our operations.

On July 5, 2005, we announced that we were exploring various strategic alternatives and that we had retained SG Cowen & Co. as our financial advisor to assist the Company during this process. In connection with our ongoing evaluation of our strategic alternatives, on July 8, 2005, our Board of Directors approved a workforce reduction plan that resulted in a reduction of our workforce by approximately 49%, to 34 employees. Such reduction in force was completed by July 15, 2005. Additionally, on August 12, 2005, a further workforce reduction was completed that resulted in the reduction of our workforce of 31 employees by approximately an additional 32%, to 21 employees. In connection with its workforce reduction and the Company’s plan to evaluate its strategic alternatives, the Company also announced its decision to discontinue the clinical development of its products. The Company has taken a number of actions to reduce its operating expenses and conserve its cash, including the discontinuation of all clinical trial activity. The Company continues to explore strategic alternatives, including, but not limited to mergers, acquisitions, the sale or purchase of assets, in-licensing opportunities, and out-licensing opportunities. Pending the outcome of the Company’s review of strategic alternatives and any definitive decisions to close or liquidate the business, the Company will continue to prepare its financial statements on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As such, the financial statements do not include any adjustments to reflect possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from any decisions made with respect to the Company’s assessment of its strategic alternatives.

There can be no assurance that any transaction or other corporate action will result from our exploration of strategic alternatives. Further, there can be no assurance concerning the type, form, structure, nature, results, timing or terms and conditions of any such potential action, even if such an action does result from this exploration.

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

Our research and development efforts to date have primarily focused on the development of our proprietary Xcellerate Technology and Xcellerated T Cells. From inception through June 30, 2005, we incurred research and development expenses of approximately $96.4 million, substantially all of which relate to the research and development of this technology.

We reduced our workforce in March 2005 and May 2005 as a result of our previous decisions to limit clinical development to a planned Phase I/II trial in HIV and discontinue clinical development of a planned Phase II/III clinical trial in CLL, respectively, due primarily to delays and uncertainties regarding our ability to reach agreement with the FDA on a CLL clinical trial protocol that would be feasible and affordable for us to pursue. On July 8, 2005, our Board of Directors approved a further workforce reduction plan that resulted in the reduction of our workforce by approximately 49%, to 34 employees. Such reduction in force was completed by July 15, 2005. Additionally, on August 12, 2005, a further workforce reduction was completed that resulted in the reduction of our workforce of 31 employees by approximately an additional 32%, to 21 employees. The Company has also taken a number of actions to reduce its operating expenses and conserve its cash, including the discontinuation of all clinical trial activity.

The actions to discontinue our plans for further clinical development are expected to reduce our research and development expenses while we evaluate our strategic alternatives; however, there can be no assurances that we will not incur additional research and development expenses as a result of any transaction or other corporate action that may result from our exploration of strategic alternatives.

General and Administrative Expenses

Our general and administrative expenses are costs associated with supporting our operations, including payroll and personnel-related expenses and professional fees. In addition, rent and facility expenses for our administrative office area and other general office support activities are also included in our general and administrative expenses.

Results of Operations

Three Months Ended June 30, 2005 and 2004

Revenue

Revenue was approximately $12,000 and $24,000 for the three months ended June 30, 2005 and 2004, respectively. This consisted of revenue recognized related to the amortization of license fees received and reimbursements of our costs incurred under a collaboration agreement.

Research and Development

Research and development expenses represented approximately 74% and 72% of our operating expenses for the three-month periods ended June 30, 2005 and 2004, respectively. Research and development expenses remained flat at $4.4 million during the three months ended June 30, 2005 and 2004. Research and development expenses are comprised of increases in salary and other personnel-related expenses, in addition to increases in facility expenses, depreciation and antibody production offset by decreases in laboratory supplies and consulting costs. As of June 30, 2005 we had 55 employees in research and development and clinical development operations compared to 71 employees in research and development and clinical development operations as of June 30, 2004. However, the average number of employees was higher for the second quarter of 2005 prior to our reduction in force in May 2005. This reduction in force was a result of our decision to focus our efforts on advancing our product in a planned Phase I trial in HIV and discontinue the planned Phase II/II clinical trial in CLL primarily due to delays and uncertainties regarding the Company’s ability to reach agreement with the United States Food and Drug Administration on a clinical trial protocol that would be feasible and affordable for the Company to pursue. The vast majority of this reduction affected employees in research and development and clinical development operations. The overall increase in salary and other personnel-related expenses for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 totaled approximately $555,000, including approximately $321,900 in termination benefits associated with the restructuring. In addition, our non-cash stock compensation expense decreased $403,000 during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

We anticipate that research and development expenses will decrease in the foreseeable future as our research, development and clinical trial activities have been discontinued.

General and Administrative

General and administrative expenses represented approximately 26% and 28% of our operating expenses for the three-month periods ended June 30, 2005 and 2004, respectively. General and administrative expenses decreased 10% from $1.7 million for the three months ended June 30, 2004 to $1.6 million for the three months ended June 30, 2005. The slight decrease was due primarily to a decrease in non-cash stock compensation expense, which decreased from $319,000 for the three months ended June 30, 2004 to $135,000 for the three months ended June 30, 2005. This decrease in general and administrative costs was partially offset by an increase in salary and other personnel related expenses totaling $113,000.

We anticipate that general and administrative expenses will decrease slightly in the foreseeable future.

Other Income (Expense)

Other income (expense), comprised primarily of interest income, interest expense and the change in valuation of the derivative, totaled $20,000 for the three months ended June 30, 2005, compared to $39,000 for the three months ended June 30, 2004. Interest income increased 139%, from $106,000 for the three months ended June 30, 2004 to $253,000 for the three months ended June 30, 2005, due to increased cash and investment balances upon which interest is earned. Interest expense increased from $67,000 for the three months ended June 30, 2004 to $95,000 for the three months ended June 30, 2005 primarily due to the increased equipment financing balance.

Also included in other income in the second quarter of 2005 is the change in the derivative value associated with the make-whole payment on our outstanding convertible exchangeable preferred stock of $141,000. The valuation of the derivative is dependent upon many factors, including estimated market volatility, and may fluctuate significantly, which may have a significant impact on our statement of operations.

Six Months Ended June 30, 2005 and 2004

Revenue

Revenue was approximately $28,000 and $36,000 for the six months ended June 30, 2005 and 2004, respectively. This consisted of revenue recognized related to the amortization of license fees received and reimbursements of our costs incurred under a collaboration agreement.

Research and Development

Research and development expenses represented approximately 73% and 72% of our operating expenses for the six months ended June 30, 2005 and 2004, respectively. Research and development expenses increased 15% from $8.6 million for the six months ended June 30, 2004 to $9.9 million for the six months ended June 30, 2005. The increase was primarily the result of amounts charged to expense for salary and other personnel-related expenses including severance, antibody production, facility expenses, and depreciation offset by a decrease in non-cash stock compensation expense, our contractual obligations relating to developing our bead technology, as well as a decrease in lab supplies. As of June 30, 2005, we had 55 employees in research and development and clinical development operations compared to 71 employees in research and development and clinical development operations as of June 30, 2004. The decrease in the number of employees is a result of the Company’s workforce reductions related to plans to discontinue and limit the clinical development to planned CLL and HIV trials announced in March and May 2005. However, these employee numbers were significantly higher for the first quarter of 2005 prior to the initial reduction in force in late March 2005. The overall increase in salary and other personnel related expenses totaled approximately $1.7 million, including approximately $564,900 in termination benefits associated with the restructuring. Facilities expense, antibody production expenses, and depreciation have increased related to continued advances in clinical development and plans to expand operations at our manufacturing plant in Bothell, Washington during the first half of the year with increases of approximately $254,000, $211,000, and $204,000, respectively. Prior to our July 2005 announcement to discontinue clinical development, we were preparing our Bothell, Washington facility for the next phase of trials resulting in certain of our expenses continuing to increase for the six months ended June 30, 2005 as compared to the same period in the prior year. Our non-cash stock compensation expense decreased approximately $607,000 for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. In addition, the increases in research and development were partially offset by a reduction of amounts charged to expense for contractual obligations relating to developing our bead technology. Expenses associated with developing our bead technology totaled $500,000 for the six months ended June 30, 2004, with no such costs incurred for the six months ended June 20, 2005.

General and Administrative

General and administrative expenses represented approximately 27% and 28% of our operating expenses for the six months ended June 30, 2005 and 2004, respectively. General and administrative expenses increased 9% from $3.3 million for the six months ended June 30, 2004 to $3.6 million for the six months ended June 30, 2005. The rise was due primarily to costs associated with being a public company, including increases in professional fees, insurance costs, salary and other personnel-related expenses offset by a decrease in non-cash stock compensation expense. Operating expenses, consulting expenses, insurance costs and salary and other personnel-related expenses increased $220,000, $208,000, $127,000, $152,000, respectively for the six month period ended June 30, 2005 as compared to the six month period ended June 30, 2004. Non-cash stock compensation expense decreased from $614,000 for the six months ended June 30, 2004 to $311,000 for the six months ended June 30, 2005. Although the Company’s development activities have been discontinued, we will continue to incur costs related to our ongoing operations.

We anticipate that general and administrative expenses will decrease slightly in the foreseeable future.

Other Income (Expense)

Other income (expense), net comprised primarily of interest expense and interest income, totaled $226,000 other income for the six months ended June 30, 2005, compared to $12.5 million other expense for the six months ended June 30, 2004.

Interest income increased 245%, from $148,000 for the six months ended June 30, 2004 to $511,000 for the six months ended June 30, 2005, due to increased average cash and investment balances upon which interest is earned. Interest expense decreased from $12.7 million for the six months ended June 30, 2004 to $155,000 for the six months ended June 30, 2005, due to interest expense associated with the convertible promissory notes issued in October 2003. Upon consummation of our initial public offering and conversion of the notes to common stock, we recognized $11.3 million in interest expense during the six months ended June 30, 2004, which represented the beneficial conversion feature of the notes. We also recognized an additional $1.1 million in interest expense associated with the discount on the notes, representing the value of the proceeds allocated to the warrants received by the note holders.

Accretion of Preferred Stock

For the six months ended June 30, 2004, we recognized $9.0 million in accretion of preferred stock to arrive at our net loss applicable to common stockholders. No such accretion was recognized for the six months ended June 30, 2005. This accretion represented the remaining discount associated with our Series E and F preferred stock, which was recognized when the preferred stock was converted into common stock upon the closing of our initial public offering.

Liquidity and Capital Resources

As of June 30, 2005, we had cash, cash equivalents and short-term investments of $32.3 million, with cash equivalents being held in commercial paper and highly liquid money market accounts with financial institutions. Cash, cash equivalents and short-term investments were $47.3 million as of December 31, 2004.

Net cash used in operating activities was $13.4 million and $8.0 million for the six months ended June 30, 2005 and 2004, respectively. Expenditures in these periods were generally the result of research and development expenses and general and administrative expenses in support of our operations.

Our investing activities, other than purchases and maturities of investments, have consisted primarily of purchases of property and equipment. Purchases of property and equipment totaled $855,000 and $1,593,000 for the six months ended June 30, 2005 and 2004, respectively. Property and equipment additions in the first half of 2005 are primarily associated with the renovation of our manufacturing facility in Bothell, Washington.

Net cash used in financing activities totaled $390,000 for the six months ended June 30, 2005, compared to net cash provided by financing activities of $30.1 million for the six months ended June 30, 2004. In March 2004, we raised net proceeds of approximately $29.7 million from the sale of 4,200,000 shares of common stock in our initial public offering.

We expect to continue to incur operating losses and do not anticipate that we will receive any product revenues in the foreseeable future, if ever.

On July 5, 2005, we announced that we were exploring various strategic alternatives and that we had retained SG Cowen & Co. as our financial advisor to assist the Company during this process. Our efforts are focused on reducing operating expenses to a minimum appropriate level, conducting our affairs in the most financially efficient manner practical for a public company and pursuing strategic alternatives. In connection with our ongoing evaluation of our strategic alternatives, on July 8, 2005, our Board of Directors approved a workforce reduction plan that resulted in a reduction of our workforce by approximately 49%, to 34 employees. Such reduction in force was completed by July 15, 2005. Additionally, on August 12, 2005, a further workforce reduction was completed that resulted in the reduction of our workforce of 31 employees by approximately an additional 32%, to 21 employees. The Company has also taken a number of actions to reduce its operating expenses and conserve its cash, including the discontinuation of all clinical trial activity.

The following summarizes our most significant long-term contractual obligations as of June 30, 2005

Total obligation through its remaining life (in thousands)
Operating leases for our Seattle and Bothell facilities	$6,667
Equipment financing	$4,468

Based on the current status of our product development and collaboration plans, and the reductions in force effected in March 2005, May 2005, July 2005, and August 12, 2005, we believe that our current cash, cash equivalents and investments will be adequate to satisfy our capital needs through at least the end of the second quarter of fiscal year 2006. This estimate does not include any costs that may be associated with completing any strategic alternative. We are currently evaluating whether further reductions in our workforce or other expenditures are appropriate based on our decision to evaluate our strategic alternatives. At this time, we cannot estimate the impact that any such reductions would have on our results of operations or financial condition. Our ability to achieve or execute an identified strategic alternative, including mergers, acquisitions, sale or purchase of assets, in-licensing opportunities and out-licensing opportunities is subject to a variety of factors, including: (i) the perceived value of our technology; (ii) the volatility and demand of the markets, conditions in the economy generally and the biotechnology industry specifically; and (iii) other factors we cannot presently predict with certainty. There can be no assurance that strategic alternatives will be available to us or if such options will be available on acceptable terms, if at all.

Our common stock and preferred stock trade on the Nasdaq National Market, which has certain compliance requirements for continued listing, including a requirement that our common stock and preferred stock each have a minimum bid price of $1.00 per share. On June 6, 2005, we received a notice from the Nasdaq Stock Market that for 30 consecutive trading days the bid price of our common stock had closed below the minimum $1.00 per share requirement and, as a result, our common stock no longer complied with Nasdaq’s continued listing criteria. The letter stated that the Company would be provided with 180 calendar days, or until December 5, 2005, to regain compliance. To regain compliance, anytime before December 5, 2005, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. As of the date of this report, our common stock has not regained compliance with Nasdaq’s continued listing criteria.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, Share-Based Payment. SFAS 123R establishes standards for the accounting for transactions in which an entity receives employee services in exchange for the entity’s equity instruments or liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective in the first fiscal year beginning after June 15, 2005 and will become effective for us beginning with the first quarter of 2006. The impact that the adoption of this statement will have on our financial position and results of operations may be material. The impact will be determined by share-based payments granted in future periods, as well as the fair value model and assumptions we will choose, which have not been finalized yet.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Our critical accounting policies and estimates have not changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2004. The critical accounting policies that involve significant judgments and estimates used in the preparation of our consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Our evaluation of strategic alternatives may be unsuccessful and may have an adverse effect on our business and stock price.

On July 5, 2005, we announced that we had implemented a plan to identify and evaluate our strategic alternatives, including pursuant to mergers, acquisitions, the sale or purchase of assets, in-licensing opportunities, and out-licensing opportunities. In connection therewith, we have engaged SG Cowen & Co. as our financial advisor to assist the Company during this process. We are uncertain as to what strategic alternatives may be available to us or what impact any particular strategic alternative that is announced or consummated will have on our stock price. Uncertainties and risks relating to our exploration of strategic alternatives include the following:

•	exploration of strategic alternatives will disrupt our operations, which could have a material adverse effect on our business and the market prices of our common stock and preferred stock;

•	the process of exploring strategic alternatives may be more time-consuming and expensive than we anticipate;

•	we may not be able to identify any strategic alternatives that the Company believes are in the best interest of the Company and its stockholders; and

•	we may not be able to successfully execute or achieve the benefits of a strategic alternative recommended to us by our financial advisor.

In addition, the Company is evaluating strategic alternatives, and future actions may result in additional restructuring costs or impairment charges relating to our long-lived assets in future periods which could have an adverse impact on our business, financial condition and results of operations.

Even if third parties are willing to explore strategic alternatives with us, we may not be successful in executing and consummating any transactions because of the risks and uncertainties associated with our business.

A number of factors related to our business may prevent the consummation of a strategic transaction, including but not limited to:

•	our convertible exchangeable preferred stock contains certain provisions that may make us less attractive to a potential strategic partner, including liquidation preference, conversion, dividend and make-whole payment provisions;

•	the effects of the current economic environment on us and on any potential acquirer;

•	the dilutive effect of our business to a potential acquirer; and

•	the value, if any, that may be attributed to our intellectual property.

These and other risks and uncertainties, including risks and uncertainties that we cannot presently predict, may prevent us and interested third parties from exploring and consummating mutually acceptable strategic alternatives.

We may not be able to complete the strategic alternative we initially elect to pursue, resulting in increased expenses and a delay in finally completing a strategic alternative.

We may select a strategic alternative that we may not be able to complete for various reasons, including a decision of our principal stockholders not to approve such alternative, our inability to obtain regulatory approval, actions of other companies or litigation involving the selected alternative or other matters. Such inability to complete any selected strategic alternative will result in increased expenses and delay the completion of any strategic alternative which could be harmful to our business.

The attempted development of products using our Xcellerate Technology was our only potential product line, and the availability of strategic alternatives may depend on the perceived value of the Xcellerate Technology in the biotechnology industry.

We have not successfully developed any product line with our Xcellerate Technology and we have no plans to pursue any other product line. If the biotechnology industry does not value our intellectual property, our strategic alternatives will be adversely impacted.

If we are unable to consummate a strategic alternative, we may cease operations and liquidate and our common stock will have little, if any, value, and, even if we are able to consummate a strategic transaction, our common stock may have little, if any value.

If we are unsuccessful in completing a strategic transaction, we may decide to cease operations and liquidate and dissolve the Company if our Board of Directors determines that doing so is in the best interest of our stockholders. Liquidation and dissolution may not create value to our stockholders or result in any remaining capital for distribution to our stockholders. Additionally, pursuant to the terms of our convertible exchangeable preferred stock, upon a liquidation of the Company, the Company will be obligated to pay the holders of our outstanding shares of convertible exchangeable preferred stock $10.00 per share plus accrued and unpaid dividends prior to any distribution to the holders of our common stock, if any. As a result, upon liquidation, our common stock would likely have little, if any, value. In addition, there is a risk that, even if we are successful in completing a strategic transaction, our common stock may have little, if any, value. The precise nature, amount and timing of any distribution to our stockholders would depend on and could be delayed by, among other things, sales of our non-cash assets and claim settlements with creditors.

We may issue additional shares of our stock, resulting in dilution for existing stockholders.

Some events could result in the issuance of additional shares of our stock, which would result in dilution for existing stockholders. We may issue additional shares of common stock or preferred stock:

•	in connection with any strategic transaction that the Company may elect to pursue;

•	upon the exercise or conversion of outstanding options, warrants and shares of convertible exchangeable preferred stock; and/or

•	in lieu of any cash payment of make-whole dividends payable upon the conversion of our convertible exchangeable preferred stock.

We may not be able to retain existing personnel.

From March 2005 through August 12, 2005 we reduced our staff by approximately 85 employees. Our remaining staff, as of August 12, 2005 consisted of 20 full-time employees and 1 part-time employee. We are currently evaluating whether further reductions in our workforce are appropriate given our recent decision to discontinue our clinical trials and review our strategic alternatives. The uncertainty of the outcome of our review of strategic alternatives, workforce reductions and the volatility in our stock price may create anxiety and uncertainty, which may adversely affect employee morale and cause us to lose employees whom we would prefer to retain. To the extent that we are unable to retain our existing personnel, our business and ability to pursue strategic alternatives may suffer. In addition, this workforce reduction may subject us to the risk of litigation, which could result in substantial costs to us and could divert management’s time and attention away from business operations.

We expect to continue to incur substantial losses, and we may never achieve profitability.

We are a development stage company with limited operating history. We have incurred significant operating losses since we began operations in 1996, including net losses of approximately $39.6 million for the year ended December 31, 2004 and $13.2 million for the six months ended June 30, 2005, and we may never become profitable. As of June 30, 2005, we had an accumulated deficit since inception of approximately $139.4 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. To date, we have derived no revenues from product sales or royalties. We do not expect to have any product sales or royalty revenue in the foreseeable future. Our operating losses have been increasing during the past several years and may increase significantly in the future. We also may be required to recognize additional losses based upon changes in the fair value of our derivative liability, which resulted from the dividend make-whole payment feature of our convertible exchangeable preferred stock. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We are unable to predict when we may become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock and convertible exchangeable preferred stock will likely decline.

We may be unable to maintain our listing on Nasdaq, which could cause our stock price to fall and decrease the liquidity of our stock.

Our common stock and preferred stock trade on the Nasdaq National Market, which has certain compliance requirements for continued listing, including a requirement that our common stock and preferred stock each have a minimum bid price of $1.00 per share. On June 6, 2005, we received a notice from the Nasdaq Stock Market that for 30 consecutive trading days the bid price of our common stock had closed below the minimum $1.00 per share requirement and, as a result, our common stock no longer complied with Nasdaq’s continued listing criteria. The letter stated that the Company would be provided with 180 calendar days, or until December 5, 2005, to regain compliance. To regain compliance, anytime before December 5, 2005, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. As of the date of this report, our common stock has not regained compliance with Nasdaq’s continued listing criteria.

If our shares are delisted and any appeal we might file receives an unfavorable determination by Nasdaq, our common stock would be removed from listing on the Nasdaq National Market, and we may seek to have the applicable shares listed for trading on the Nasdaq SmallCap Market. We cannot assure you that we would be able to obtain listing for our shares on the Nasdaq SmallCap Market or that we will be able on an ongoing basis to meet the maintenance requirements thereof. If our common stock is delisted, our preferred stock would also be delisted unless the preferred stock meets the minimum listing requirements applicable to our common stock.

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

We may have limited ability to pay cash dividends on the convertible exchangeable preferred stock.

Delaware law may limit our ability to pay cash dividends on the convertible exchangeable preferred stock. Under Delaware law, cash dividends on our capital stock may only be paid from “surplus” or, if there is no “surplus,” from the corporation’s net profits for the current or preceding fiscal year. Delaware law defines “surplus” as the amount by which the total assets of a corporation, after subtracting its total liabilities, exceed the corporation’s capital, as determined by its board of directors. Since we are not profitable, our ability to pay cash dividends will require the availability of adequate surplus. Even if adequate surplus is available to pay cash dividends on the convertible exchangeable preferred stock, we may not have sufficient cash to pay dividends on the convertible exchangeable preferred stock.

If we are unable to protect our proprietary rights, the value of our business may be adversely affected.

Our business, and our ability to enter into and consummate a strategic alternative, depends in part on obtaining, maintaining and enforcing our patents and in-licensed and proprietary rights throughout the world. We believe we own, or have rights under licenses to, issued patents and pending patent applications that are necessary to commercialize Xcellerated T Cells. However, the patents on which we rely may be challenged and invalidated, and our patent applications may not result in issued patents. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary and patented technologies.

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

There are risks inherent in our business that may subject us to potential product liability suits and other claims, which may require us to engage in expensive and time-consuming litigation or pay substantial damages and may adversely affect our business.

Our business exposes us to product liability risks, which are inherent in the testing, manufacturing, marketing and sale of biopharmaceutical products. Even if we do not decide to resume the clinical development of our products, we face a risk of clinical trial liability claims in the event that the prior use, or misuse, of our product candidates during clinical trials resulted in personal injury or death. An individual may bring a product liability claim against us if Xcellerated T Cells cause, or merely appear to have caused, an injury. In addition, we are licensing our Xcellerate Technology in the field of HIV retroviral gene therapy to our collaborative partner, Fresenius. We may incur liability and be exposed to claims for products manufactured by Fresenius.

The discovery of unforeseen side effects of Xcellerated T Cells could also lead to lawsuits against us. Regardless of merit or eventual outcome, product liability or other claims may, among other things, result in:

•	injury to our reputation;

•	costs of related litigation; and

•	substantial monetary awards to plaintiffs.

We currently have clinical trial insurance that covers our clinical trials up to $5.0 million per occurrence with a $5.0 million aggregate limit. However, due to factors outside of our control, including the risks discussed above as well as conditions in the relevant insurance markets, we may not be able to renew such coverage on acceptable terms, if at all. Furthermore, even if we secure coverage, we may not be able to obtain policy limits adequate to satisfy any liability that may arise. If a successful product liability or other claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover these claims and our business operations could suffer.

If Xcellerated T Cells or components of our Xcellerate Technology alone or in combination with complementary treatments cause unforeseen harmful side effects, we may incur significant product liability.

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

Our executive officers, directors and principal stockholders, and entities affiliated with them, beneficially own a significant percentage of our common stock and convertible exchangeable preferred stock. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger, consolidation, takeover or other business combination that could be favorable to you. Since our convertible exchangeable preferred stock has limited voting rights prior to conversion, holders of our convertible exchangeable preferred stock will have little or no ability to control the outcome of a stockholder vote, except under certain circumstances where a class vote of our convertible exchangeable preferred stock will be required, including, among others, upon certain amendments to the Company’s certificate of incorporation or bylaws or upon a share exchange, merger or consolidation of the Company unless our shares of convertible exchangeable preferred stock remain outstanding and unaffected by such transaction or convert into convertible exchangeable preferred stock of the surviving entity pursuant to such transaction.

We have used hazardous materials and must comply with environmental, health and safety laws and regulations, which can be expensive and restrict how we do business.

Our research and development and manufacturing processes have involved the controlled storage, use and disposal of hazardous materials, including biological hazardous materials. We are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from hazardous materials. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to obtain insurance on acceptable terms, if at all. We could incur significant costs to comply with current or future environmental laws and regulations.

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

Under our agreements with Lonza to purchase antibodies, we must make payments denominated in British pounds. As a result, from time to time, we are exposed to currency exchange risks related to the British pound. Accordingly, if the British pound strengthens against the U.S. dollar, our payments to Lonza will increase in U.S. dollar terms. We have paid a total of $5.6 million to Lonza under our agreements with them as of June 30, 2005. Assuming development and supply services are completed as scheduled under our agreements with Lonza, our remaining payments will be approximately $1.0 million through the end of 2005.

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

Our competitors or others may have or acquire patent rights that they could enforce against us. If they do so, we may be required to alter our Xcellerate Technology, or pay licensing fees to use our Xcellerate Technology. If our Xcellerate Technology conflicts with patent rights of others, third parties could bring legal action against us or our licensees, suppliers, or potential collaborators, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we might have to obtain a license in order to continue to manufacture or market the affected products. A required license under the related patent may not be available on acceptable terms, if at all. Additionally, if a competitor or third party has or acquires patent rights that can be enforced against us, the Company may be less attractive to a potential strategic partner and our ability to enter into and consummate a strategic transaction may be hindered.

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

If a third party claims that we infringe upon its proprietary rights, any of the following may occur:

•	we may become involved in time-consuming and expensive litigation, even if the claim is without merit;

•	we may become liable for substantial damages for past infringement if a court decides that our technology infringes upon a competitor’s patent;

•	a court may prohibit us from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms, if at all, or which may require us to pay substantial royalties or grant cross licenses to our patents; and

•	in order to use our technology, it would have to be redesigned so that it does not infringe upon others’ patent rights, which may not be possible or could require substantial funds or time.

If any of these events occurs, our business will suffer and the market price of our common stock will likely decline.

Our rights to use antibodies and technologies licensed to us by third parties are not within our control, and we may not be able to implement our Xcellerate Technology without these antibodies and technologies.

We have licensed patents and other rights which are necessary to our Xcellerate Technology and Xcellerated T Cells. The value of our business, and our ability to enter into and consummate a strategic alternative, will significantly suffer if these licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties or if the licensed patents or other rights are found to be invalid.

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

If we violate the terms of our licenses, or otherwise lose our rights to these antibodies, patents or patent applications, we, and any potential strategic partner, may be unable to continue development of our Xcellerate Technology. Our licensors or others may dispute the scope of our rights under any of these licenses. Additionally, the licensors under these licenses might breach the terms of their respective agreements or fail to assist in the prevention of infringement of the licensed patents by third parties. Loss of any of these licenses for any reason could materially harm our financial condition and operating results, and our ability to enter into and consummate a strategic transaction.

We will soon be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal control attestation and any inability to do so may negatively impact the report on our financial statements.

We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 which requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls beginning on December 31, 2006. Subsequently, our independent auditors will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006. Due to the recent departure of our Associate Director of SEC Reporting and our Controller, as well as any difficulties we may have in retaining our current personnel, we cannot assure you that we will be able to identify deficiencies in our internal controls, remediate such deficiencies in a timely manner or comply with the Section 404 disclosure requirements for the year ending December 31, 2006. If we identify deficiencies in our existing internal controls and are not able to remediate such deficiencies in a timely fashion or otherwise comply with the Section 404 disclosure requirements for the year ending December 31, 2006, we will not be able to give assurance regarding the effectiveness of our internal controls and the report on our financial statements provided by our independent auditors may be negatively impacted.

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

Our common and convertible exchangeable preferred stock may experience extreme price and volume fluctuations, which could lead to costly litigation for us and make an investment in us less appealing.

The market price of our common and convertible exchangeable preferred stock may fluctuate substantially due to a variety of factors, including:

•	the course of action that we take with respect to the review of our strategic alternatives;

•	additions to or departures of our key personnel;

•	announcements of technological innovations or new products or services by us or our competitors;

•	media reports and publications about immunotherapy;

•	announcements concerning our competitors or the biotechnology industry in general;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	general and industry-specific economic conditions;

•	changes in financial estimates or recommendations by securities analysts;

•	variations in our quarterly results;

•	announcements about our collaborators or licensors; and

•	changes in accounting principles.

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

Our amended and restated certificate of incorporation and bylaws and certain provisions of Delaware law may delay or prevent a change in our management and make it more difficult for a third party to acquire us.

Our amended and restated certificate of incorporation and bylaws contain provisions that could delay or prevent a change in our board of directors and management teams. Some of these provisions:

•	authorize the issuance of preferred stock that can be created and issued by the board of directors without prior stockholder approval, commonly referred to as “blank check” preferred stock, with rights senior to those of our common stock;

•	provide for a classified board of directors; and

•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit stockholder action by written consent.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit large stockholders from consummating a merger with, or acquisition of us.

These provisions may prevent a merger or acquisition that would be attractive to stockholders and could limit the price that investors would be willing to pay in the future for our stock.

These provisions could make it more difficult for our stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace our current management team. Additionally, these provisions may prevent a merger or acquisition that would be attractive to stockholders and could limit the price that investors would be willing to pay in the future for our common stock.

The future sale of our common and convertible exchangeable preferred stock, and future issuances of our common stock upon conversion of our convertible exchangeable preferred stock and upon the payment of make-whole dividends, if any, could negatively affect our stock price.

If our common or convertible exchangeable preferred stockholders sell substantial amounts of our stock in the public market, or the market perceives that such sales may occur, the market price of our common and convertible exchangeable preferred stock could fall.

In addition, if we exercise our right to pay make-whole dividends in common stock rather than in cash upon conversion of our convertible exchangeable preferred stock to common stock, then the sale of such shares of common stock or the perception that such sales may occur could cause the market price of our stock to fall. Additionally, after our convertible exchangeable preferred stock offering, the holders of our convertible exchangeable preferred stock had the right to convert each share of convertible exchangeable preferred stock into approximately 4.2553 shares of our common stock. Such conversion rate is subject to certain antidilution adjustments that, upon the occurrence of certain events, will increase the number of shares of common stock that each holder of convertible exchangeable preferred stock will receive upon conversion into common stock. Such antidilution price adjustments may apply in the case of any strategic alternative that we pursue which may result in further dilution to the holders of outstanding common stock. The conversion of our convertible exchangeable preferred stock into common stock and the payment of any make-whole dividends in shares of common stock in lieu of cash, may result in substantial dilution to the interests of our holders of common stock.

After our convertible exchangeable preferred stock offering, according to the terms of our investors rights agreement, the holders of approximately 9.0 million shares of our common stock and warrants had rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Furthermore, if we were to include in a company-initiated registration statement shares held by those holders pursuant to the exercise of their registration rights, those sales could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

Anti-takeover provisions could make it more difficult for a third party to acquire us.

Our Board of Directors has the authority to issue up to 2,010,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Xcyte Therapies without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Xcyte Therapies, which could have an adverse effect on the market price of our stock. In addition, our charter documents provide for a classified board, which may make it more difficult for a third party to gain control of our Board of Directors. Similarly, state anti-takeover laws related to corporate takeovers may prevent or delay a change of control of Xcyte Therapies.

If we exchange the convertible exchangeable preferred stock for debentures, the exchange will be taxable but we will not provide any cash to pay any tax liability that any convertible exchangeable preferred stockholder may incur.

An exchange of convertible exchangeable preferred stock for debentures, as well as any dividend make-whole or interest make-whole payments paid in our common stock, will be taxable events for U.S. federal income tax purposes, which may result in tax liability for the holder of convertible exchangeable preferred stock without any corresponding receipt of cash by the holder. In addition, the debentures may be treated as having original issue discount, a portion of which would generally be required to be included in the holder’s gross income even though the cash to which such income is attributable would not be received until maturity or redemption of the debenture. We will not distribute any cash to you to pay these potential tax liabilities.

If we automatically convert the convertible exchangeable preferred stock, there is a substantial risk of fluctuation in the price of our common stock from the date we elect to automatically convert to the conversion date.

We may elect to automatically convert the convertible exchangeable preferred stock on or prior to maturity if our common stock price has exceeded 150% of the conversion price for at least 20 trading days during a 30-day trading period ending within five trading days prior to the notice of automatic conversion. You should be aware that there is a risk of fluctuation in the price of our common stock between the time when we may first elect to automatically convert the preferred and the automatic conversion date.

We do not intend to pay cash dividends on our common stock in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend on our financial condition, results of operations, capital requirements, the outcome of the review of our strategic alternatives and other factors and will be at the discretion of our board of directors. Accordingly, investors will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock. Furthermore, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our short-term investments as of June 30, 2005 consisted of $14.5 million in corporate bonds, $6.7 million in federal agency obligations, and $250,000 in municipal bonds with contractual maturities of one year or less. Due to the short-term nature of our investments, we believe that our exposure to market interest rate fluctuations is minimal. The corporate bonds in which we invest are rated “A” or better by both Moody’s and Standard and Poor’s. Our cash and cash equivalents are held primarily in commercial paper and highly liquid money market accounts. A hypothetical 10% change in short-term interest rates from those in effect at June 30, 2005 would not have a significant impact on our financial position or our expected results of operations. We do not currently hold any derivative financial instruments.

Because interest rates on our equipment financing obligations are fixed at the beginning of the repayment term, exposure to changes in interest rates is limited to new financings.

Foreign Currency Risk

We do not engage in foreign currency hedging; however, we have entered into certain contracts denominated in foreign currencies and therefore, we are subject to currency exchange risks.

For antibody development and supply services provided by Lonza, we must make payments denominated in British pounds. As a result, from time to time, we are exposed to currency exchange risks related to the British pound. If the British pound strengthens against the U.S. dollar, our payments to Lonza will increase in U.S. dollar terms. Assuming development and supply services are completed as scheduled under our agreements with Lonza, our remaining payments will be approximately $1.0 million through the end of 2005. A hypothetical 10% change in the British pound from the rate in effect at June 30, 2005 would not have a significant impact on our financial position or our expected results of operations.

The terms of our license agreement with Fresenius include the receipt of potential royalties on net sales as well as potential milestone payments to us denominated in Euro. As a result, we are exposed to currency exchange risks related to the Euro. If the Euro weakens against the U.S. dollar, payments received from Fresenius will decrease in U.S. dollar terms. A hypothetical 10% change in the Euro from the rate in effect at June 30, 2005 would not have a significant impact on our financial position or our expected results of operations.

Derivatives Valuation Risk

The terms of our November 2004 convertible preferred stock offering include a dividend make-whole payment feature. This feature is considered to be an embedded derivative and was valued on the balance sheet at $3.0 million at December 31, 2004. The carrying value of this derivative was reduced by $670,000 during the first half of 2005, based on cash dividends paid and the fair value of common stock issued as dividend make-whole payments pursuant to voluntary holder conversions during first quarter 2005. At June 30, 2005, the estimated fair value of the derivative liability was valued at $2.5 million, resulting in the recognition of $141,000 and $133,000 as other expense for the three and six months ended June 30, 2005. As the fair value of this derivative may fluctuate significantly from period to period, the resulting change in valuation may have a significant impact on our results of operations.

Item 4.	Controls and Procedures

As part of our quarterly review, we evaluated, under the supervision and with the participation of the Company’s management, including our Principal Executive Officer and Principal Financial and Accounting Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarterly period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer concluded that our disclosure controls and procedures, as of the end of the quarterly period covered by this report, were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the fiscal quarter ended June 30, 2005, there were not any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities. None.

(b)	Use of Proceeds. Our Registration Statement under the Securities Act of 1933 (File No. 333-109635) was declared effective by the SEC on March 16, 2004. All 4,200,000 shares of common stock offered in the final prospectus were sold at a price per share of $8.00. The aggregate gross proceeds of the shares offered and sold were $33.6 million, which resulted in net proceeds to us of approximately $29.7 million after deducting underwriting discounts and commissions and other offering expenses of $3.9 million. From the effective date of our initial public offering through June 30, 2005, we have used all $29.7 million of these proceeds to fund clinical trial activities, manufacturing activities, preclinical research and development activities, and capital expenditures, and for other general corporate purposes.

(c)	Repurchases. None.

Item 4.	Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders, held on June 17, 2005, the following proposals were adopted by the margins indicated:

1. To elect the following Class I directors to serve for the ensuing class term and until their successors are duly elected.

Name of Nominee	Votes in Favor	Votes Withheld	Abstain
Peter Langecker, M.D., Ph.D.	16,174,557	312,784	—
Robert M. Williams, Ph.D.	16,429,561	57,780	—

2. To amend the Company’s 2003 Stock Plan to (i) increase the number of shares of common stock reserved for issuance under such plan by 600,000 to an aggregate of 1,345,453 shares, (ii) approve the amendments for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended and (iii) expand the types of awards that the Company may grant to eligible service providers under the 2003 Stock Plan to include restricted stock grants, restricted stock units, stock appreciation rights and other similar types of awards under which recipients are not required to pay any purchase or exercise price.

Votes in Favor	Votes Opposed	Abstain
6,928,508	1,846,230	12,185

3. To amend the Company’s 2003 Directors’ Stock Option Plan to (i) increase the number of shares of common stock reserved for issuance under such plan by 350,000 shares to an aggregate of 440,909 shares and (ii) increase the number of option shares issued to non-employee directors for services rendered.

Votes in Favor	Votes Opposed	Abstain
7,324,071	1,444,367	18,485

4. To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005.

Votes in Favor	Votes Opposed	Abstain
16,467,325	6,363	19,462

Item 5.	Other Information

In connection with the Company’s ongoing evaluation of its strategic alternatives, on August 12, 2005 a workforce reduction was completed which resulted in the reduction of our workforce of 31 employees by approximately 32% to 21 employees. As a result of such workforce reduction, the Company currently estimates that it will record a charge in the third quarter of 2005 of approximately $242,800, consisting of severance, benefits and outplacement services. Such charge does not include any contract termination or other exit costs, or any asset impairment charge that may result from future restructuring activities or other actions as a result of our strategic alternatives.

On August 12, 2005, the Company and Robert L. Kirkman, the Company’s Acting President and Chief Executive Officer, entered into an amendment to the Employment Agreement, dated January 15, 2004, between the Company and Dr. Kirkman. On July 5, 2005, Dr. Kirkman was appointed as the Company’s acting President and Chief Executive Officer. Pursuant to the terms of the Employment Agreement amendment, Dr. Kirkman’s annual salary will be increased, effective as of July 5, 2005, from $249,600 to $300,000. The amendment is filed with this report as Exhibit 10.6.

Item 6.	Exhibits

Exhibit Number

3.1(1)	Amended and Restated Certificate of Incorporation of Xcyte Therapies, Inc.

3.2(1)	Amended and Restated Bylaws of Xcyte Therapies, Inc.

3.3(3)	Certificate of the Powers, Designations, Preferences and Rights of the 6% Convertible Exchangeable Preferred Stock Of Xcyte Therapies, Inc.

3.4	Certificate of Correction to Certificate of the Powers, Designations, Preferences and Rights of the 6% Convertible Exchangeable Preferred Stock Of Xcyte Therapies, Inc.

4.1(1)	Form of Common Stock Certificate

4.2(3)	Certificate of the Powers, Designations, Preferences and Rights of the 6% Convertible Exchangeable Preferred Stock Of Xcyte Therapies, Inc.

4.3(4)	Indenture

4.4(2)	Form of Preferred Stock Certificate

4.5(5)	Certificate of Correction to Certificate of the Powers, Designations, Preferences and Rights of the 6% Convertible Exchangeable Preferred Stock Of Xcyte Therapies, Inc.

10.1(6)	Separation Agreement and Mutual Release, dated May 17, 2005, between Xcyte Therapies, Inc. and Stewart Craig, Ph.D.

10.2(7)	Xcyte Therapies, Inc. 2003 Stock Plan, as amended

10.3(7)	Xcyte Therapies, Inc. Amended and Restated 2003 Directors’ Stock Option Plan, as amended

10.4	Severance Agreement and Release, effective July 26, 2005, between Xcyte Therapies, Inc. and Mark Frohlich.

10.5	Retention and Separation Agreement, dated July 26, 2005, between Xcyte Therapies, Inc. and Kathi Cordova.

10.6	Amendment to Employment Agreement, dated August 12, 2005, between Xcyte Therapies, Inc. and Robert L. Kirkman.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to registrant’s registration statement on Form S-1, File No. 333-109653, originally filed with the Commission on October 10, 2003, as subsequently amended, and incorporated herein by reference.

(2)	Previously filed as an exhibit to registrant’s registration statement on Form S-1, File No. 333-119585, originally filed with the Commission on October 7, 2004, as subsequently amended, and incorporated herein by reference.

(3)	Previously filed as an exhibit to registrant’s current report on Form 8-K filed with the Commission on November 5, 2004, and are incorporated herein by reference.

(4)	Previously filed as an exhibit to registrant’s quarterly report on Form 10-Q filed with the Commission on November 15, 2004, and are incorporated herein by reference.

(5)	Filed herewith as Exhibit 3.4.

(6)	Previously filed as an exhibit to registrant’s current report on Form 8-K filed with the Commission on May 18, 2005, and are incorporated herein by reference.

(7)	Previously filed as an exhibit to registrant’s current report on Form 8-K filed with the Commission on June 21, 2005, and are incorporated herein by reference.

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

Date: August 15, 2005