Form 10-Q
period 2005-09-30
XCYTE THERAPIES INC
filed 2005-11-14
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

On November 7, 2005, the registrant had an aggregate of 19,672,393 shares of common stock issued and outstanding.

XCYTE THERAPIES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2005

		Page

PART I.	FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2005 and December 31, 2004	3

	Condensed Statements of Operations for the three-month and nine-month periods ended September 30, 2005 and 2004 and from inception (January 5, 1996) to September 30, 2005	4

	Condensed Statements of Cash Flows for the nine-month periods ended September 30, 2005 and 2004 and from inception (January 5, 1996) to September 30, 2005	5

	Notes to the Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

Item 6.	Exhibits	32

SIGNATURES		34

INDEX OF EXHIBITS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

XCYTE THERAPIES, INC.

(a development stage company)

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$14,020	$13,897
Short-term investments	12,702	33,421
Prepaid expenses and other current assets	647	1,021

Total current assets	27,369	48,339
Property and equipment, net	1,877	6,208
Deposits and other assets	949	1,056

Total assets	$30,195	$55,603

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$882	$1,707
Accrued compensation and related benefits (including termination benefits of $705,000 at September 30, 2005)	828	665
Other accrued liabilities	478	417
Derivative liability	2,282	3,020
Other accrued restructuring charges	886	—
Current portion of deferred revenue	47	47
Current portion of equipment financings	2,987	1,556

Total current liabilities	8,390	7,412
Other accrued restructuring charges, less current portion	1,793	—
Deferred revenue, less current portion	727	762
Equipment financings, less current portion	1,027	2,678
Other liabilities	62	631
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share
Authorized—5,000,000 shares as of December 31, 2004 and September 30, 2005
Designated 6% convertible exchangeable—2,990,000 shares as of December 31, 2004 and September 30, 2005
Issued and outstanding—2,046,813 and 2,079,813 shares as of September 30, 2005 and December 31, 2004, respectively
Aggregate preference in liquidation—$20,673 at September 30, 2005	2	2
Common stock, par value $0.001 per share
Authorized—100,000,000 shares as of December 31, 2004 and September 30, 2005
Issued and outstanding—19,672,393 and 19,498,256 as of September 30, 2005 and December 31, 2004, respectively	19	19
Additional paid-in capital	170,540	171,708
Deferred stock compensation	(329)	(1,417)
Accumulated other comprehensive loss	(23)	(9)
Deficit accumulated during the development stage	(152,013)	(126,183)

Total stockholders’ equity	$18,196	$44,120

Total liabilities and stockholders’ equity	$30,195	$55,603

See the accompanying notes to these condensed financial statements.

XCYTE THERAPIES, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,		Period from inception (January 5, 1996) to September 30, 2005
	2005	2004	2005	2004
Revenue:
License fee	$11	$11	$35	$23	$170
Collaborative agreement	—	2	4	26	201
Government grant	—	—	—	—	144

Total revenue	11	13	39	49	515
Operating expenses:
Research and development, including termination benefits in 2005	3,687	5,125	13,549	13,726	100,072
General and administrative, including termination benefits in 2005	2,557	1,750	6,135	5,047	34,462
Provision for asset impairment and other restructuring costs	6,454	—	6,454	—	6,454

Total operating expenses	12,698	6,875	26,138	18,773	140,988

Loss from operations	(12,687)	(6,862)	(26,099)	(18,724)	(140,473)
Other income (expense):
Interest income	245	99	756	247	4,649
Interest expense	(87)	(67)	(242)	(12,723)	(15,022)
Change in valuation of derivative	(107)	—	(240)	—	(967)
Gain (loss) on sale of equipment	(8)	—	(5)	—	(200)

Other income (expense), net	43	32	269	(12,476)	(11,540)

Net loss	(12,644)	(6,830)	(25,830)	(31,200)	(152,013)
Accretion of preferred stock	—	—	—	(8,973)	(25,385)

Net loss applicable to common stockholders	$(12,644)	$(6,830)	$(25,830)	$(40,173)	$(177,398)

Basic and diluted net loss per common share	$(0.64)	$(0.46)	$(1.31)	$(3.65)

Shares used in computation of basic and diluted net loss per common share	19,669,516	14,806,563	19,642,690	11,007,122

See the accompanying notes to these condensed financial statements.

XCYTE THERAPIES, INC.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months ended September 30,		Period from inception (January 5, 1996) to September 30, 2005
	2005	2004
Cash flows from operating activities
Net loss	$(25,830)	$(31,200)	$(152,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash research and development expense for technology licenses	—	—	1,716
Amortization of investment premiums, net	380	342	986
Non-cash stock compensation expense (reversal), net	(149)	1,804	9,844
Non-cash interest expense	28	12,547	13,090
Non-cash rent expense from issuance of warrants	26	26	162
Change in valuation of derivative	240	—	967
Depreciation and amortization	1,054	712	6,751
Provision for asset impairment and other restructuring costs	6,454	—	6,454
Loss on sale of property and equipment	5	—	200
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	395	(522)	(812)
Decrease (increase) in deposits and other assets	(95)	596	(794)
Increase (decrease) in accounts payable	(825)	1,208	882
Increase in accrued liabilities	171	823	2,869

Net cash used in operating activities	(18,146)	(13,664)	(109,698)

Cash flows from investing activities
Purchases of property and equipment	(900)	(3,658)	(12,264)
Proceeds from sale of property and equipment	—	—	64
Net cash acquired in acquisition	—	—	437
Purchases of investments available-for-sale	(52,191)	(54,623)	(195,507)
Purchases of investments held-to-maturity	—	—	(17,732)
Proceeds from maturities of investments available-for-sale	72,516	42,075	194,382
Proceeds from maturities of investments held-to-maturity	—	—	5,145

Net cash provided by (used in) investing activities	19,425	(16,206)	(25,475)

Cash flows from financing activities
Net proceeds from issuances of preferred stock	—	—	103,042
Net proceeds from issuances of common stock	—	29,700	29,700
Net proceeds from issuances of convertible promissory notes	—	—	12,660
Common stock repurchased	—	—	(3)
Proceeds from stock options and warrants exercised	—	69	591
Proceeds from issuances of common stock in connection with employee stock purchase plan	6	—	16
Payment of preferred stock dividends	(914)	—	(914)
Proceeds from equipment financings	1,129	2,496	10,810
Principal payments on equipment financings	(1,377)	(878)	(6,709)

Net cash provided by (used in) financing activities	(1,156)	31,387	149,193

Net increase in cash and cash equivalents	123	1,517	14,020
Cash and cash equivalents at beginning of period	13,897	2,241	—

Cash and cash equivalents at end of period	$14,020	$3,758	$14,020

Non-cash investing and financing activities
Common stock issued for acquisition	$—	$—	$330
Preferred stock issued for acquisition	$—	$—	$579
Preferred stock warrants issued for acquisition	$—	$—	$330
Preferred stock warrants issued in connection with equipment financing	$—	$—	$298
Preferred stock warrants issued in connection with lease	$—	$—	$340
Preferred stock warrants issued in preferred stock financing	$—	$—	$48
Issuance of common stock warrants and beneficial conversion in preferred stock	$—	$—	$25,385
Accretion of preferred stock	$—	$(8,973)	$(25,385)
Conversion of redeemable convertible preferred stock and warrants into common stock and warrants	$—	$76,043	$76,043
Conversion of promissory notes and accrued interest into common stock	$—	$13,065	$13,065
Common stock issued in satisfaction of make-whole payments upon conversion of preferred stock	$63	$—	$1,785

See the accompanying notes to these condensed financial statements.

XCYTE THERAPIES, INC.

(a development stage company)

Notes to the Condensed Financial Statements

(Unaudited)

1.	Organization and financial statement presentation

Organization

Xcyte Therapies, Inc. (the Company), a development stage enterprise, operates in one business segment, and until third quarter 2005, was actively developing products based on T cell activation to treat infectious diseases and other medical conditions associated with compromised immune systems. As a development stage enterprise, substantially all efforts of the Company to date have been devoted to performing research and experimentation, conducting clinical trials, developing and acquiring intellectual properties, raising capital and recruiting and training personnel. In July 2005 the Company announced a plan to evaluate its strategic alternatives. In conjunction with this plan, the Company also announced its decision to discontinue the clinical development of its products.

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the financial statements in conformity with U.S. GAAP. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period. Further, the preparation of financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimate could result in a change to estimates and impact future operating results.

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

The Company has incurred operating losses and negative cash flows from operations since inception. As of September 30, 2005, the Company had net working capital of $19.0 million and had an accumulated deficit of $152.0 million with total stockholders’ equity of $18.2 million. These consolidated financial statements have been prepared in accordance with U.S. GAAP, assuming that the Company will continue as a going concern.

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

In July 2005 the Company announced a plan to evaluate its strategic alternatives. In conjunction with this plan, the Company also announced its decision to discontinue the clinical development of its products. As a result of this decision, the Company has further reduced its workforce during the third quarter of 2005. As of September 30, 2005, there were ten remaining employees.

The Company has determined that its decision to discontinue clinical operations, along with other changes in circumstances during the third quarter, represent indicators of impairment of its long-lived assets. Upon further evaluation, the Company determined that the carrying value of a significant part of its fixed assets was not recoverable, and has recorded an impairment charge to reduce the carrying value of its long-lived assets to their estimated fair values during the third quarter 2005. This impairment charge includes the write-off of leasehold improvements capitalized with respect to the Company’s manufacturing facility in Bothell, Washington that the Company ceased use of during the third quarter of 2005. In addition, the Company recorded a restructuring charge during the third quarter of 2005 based on the estimated fair value of the estimated net lease liabilities remaining after the Company ceased use of its manufacturing facility. In October 2005, the Company obtained approval from the Board of Directors to sell the majority of its fixed assets, primarily lab equipment, and repay the related capital leases with various third parties.

While management believes that current cash, cash equivalents, and short-term investment balances, as well as any cash provided by future sales of our fixed assets, will provide adequate resources to fund operations at least until third quarter 2006, this may not be the case. This estimate does not include any costs that may be associated with completing any strategic alternatives currently being considered by the Company. The Company is actively exploring various strategic alternatives, including, but not limited to, mergers, acquisitions, the sale of assets and out-licensing opportunities. Pending the outcome of the Company’s review of strategic alternatives or any definitive decisions to close or liquidate the business, the Company will continue to prepare its financial statements on the assumption that it will continue as a going concern. As such, the financial statements do not include any adjustments, other than the impairment charge, severance and retention expenses, and other restructuring charges as noted herein, to reflect possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from liquidity uncertainty or any future decisions made with respect to the Company’s strategic alternatives.

2.	Summary of significant accounting policies

The significant accounting policies used in the preparation of our consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004. Additional significant accounting policies for fiscal year 2005 are disclosed below.

Long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews the carrying value and fair value of its long-lived assets whenever events or changes in circumstances indicate that there may be impairment in value. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Long-lived assets to be held and used, including assets to be disposed of other than by sale, for which the carrying amount is not recoverable are adjusted to their estimated fair value at the date an impairment is indicated, which establishes a new basis for the assets for depreciation purposes. Long-lived assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell.

Accrued Restructuring Charges

The Company applies the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” as it relates to one-time termination benefits and other exit costs, such as the lease obligations related to its facilities in Bothell, Washington. As a result, in addition to charges recorded upon the termination of its employees, the Company has recorded restructuring charges based on the estimated net lease liabilities remaining after the Company ceased used of the facility in the third quarter of 2005. Accrued restructuring charges, and in particular, those charges associated with exiting a facility, are subject to many assumptions and estimates. Under SFAS No. 146, an accrued liability for lease termination costs is initially measured at fair value, based on the remaining lease payments due under the lease and other costs, reduced by estimates of sublease rental income that could be reasonably obtained from the property, and discounted using a credit-adjusted risk-free interest rate. The Company used a credit adjusted risk-free annual interest rate of 7.8%. The assumptions used to estimate sublease rental income, the period of time to execute a sublease and the costs and concessions necessary to enter into a sublease, significantly impact the accrual and may differ from what actually occurs in the future. The Company reviews these estimates periodically and adjusts the accrual if necessary.

Other comprehensive income (loss)

Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). The Company’s only other comprehensive income (loss) is its unrealized gain (loss) on investments. Total comprehensive loss was $12,648 and $6,802 for the three months ended September 30, 2005 and 2004, respectively. Comprehensive loss totaled $25,844 and $31,227 for the nine months ended September 30, 2005 and 2004, respectively.

Stock-based compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for stock options granted to employees. Accordingly, employee stock-based compensation expense is recognized based on the intrinsic value of the option at the date of grant.

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

All of the options granted during the three-month and nine-month periods ended September 30, 2005 and 2004 expire after ten years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results for options granted during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Weighted average risk free interest rate	4.00%	5.00%	4.00%	5.00%
Expected dividend yield	0%	0%	0%	0%
Expected volatility	82%	80%	82%	80%
Expected life (in years)	4.0	4.0	4.0	4.0
Weighted average fair value	$0.00	$2.60	$0.78	$5.64

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company’s pro forma information follows (in thousands, other than per share information):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss applicable to common stockholders, as reported	$(12,644)	$(6,830)	$(25,830)	$(40,173)
Add: Employee stock-based compensation, net as reported	(457)	576	(161)	1,753
Deduct: Stock-based compensation determined under the fair value method, net	660	(816)	(40)	(2,336)

Pro forma net loss	$(12,441)	$(7,070)	$(26,031)	$(40,756)
Basic and diluted pro forma net loss per share	$(0.63)	$(0.48)	$(1.33)	$(3.70)

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

Deferred stock-based compensation includes the intrinsic value of stock options granted that is recorded when the exercise price of an option is lower than the fair value of the underlying common stock on the date of grant. Deferred stock-based compensation is amortized over the vesting period of the underlying option using the graded-vesting method. In addition to the scheduled amortization of deferred compensation, net of reversals for forfeitures due to terminations, of $161,000 (reversal) and $457,000 (reversal) during the three months and nine months ended September 2005, deferred compensation decreased $848,000 and $1,249,000 for the three and nine months ended September 2005 in connection with employee forfeitures as a result of the Company’s restructuring activities.

Net loss per share

Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Common stock equivalents, including convertible exchangeable preferred stock, redeemable convertible preferred stock, redeemable convertible preferred stock warrants, convertible promissory notes, common stock warrants and outstanding stock options are excluded from the calculation of diluted net loss per share because all securities are antidilutive for the periods presented. As of September 30, 2005 and 2004, the total number of shares excluded from the calculations of diluted net loss per common share was 10,175,978 and 1,056,149, respectively.

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

3.	Redeemable convertible preferred stock

Accretion of preferred stock

In connection with the conversion of the Company’s Series E and Series F redeemable convertible preferred stock into common stock upon the closing of the initial public offering in March 2004, the Company recognized $9.0 million of preferred stock accretion associated with the remaining discount on the preferred stock which had not previously been recognized.

4.	Convertible exchangeable preferred stock

In January 2005, the Company’s Board of Directors declared a quarterly dividend in the amount of $0.1467 per share of preferred stock, which was paid on February 1, 2005, to the holders of record as of the close of business on January 21, 2005. This quarterly dividend distribution totaled $300,000. In April 2005, the Company’s Board of Directors declared a quarterly dividend in the amount of $0.15 per share of preferred stock, which was paid on May 2, 2005, to the holders of record as of the close of business on April 22, 2005. This quarterly dividend distribution totaled $307,000. In July 2005, the Company’s Board of Directors declared a quarterly dividend in the amount of $0.15 per share of preferred stock, which was paid on August 1, 2005, to the holders of record as of the close of business on July 22, 2005. This quarterly dividend distribution totaled $307,000. In October 2005, the Company’s Board of Directors declared a quarterly dividend in the amount of $0.15 per share of preferred stock, which was paid on November 1, 2005, to the holders of record as of the close of business on October 21, 2005. This quarterly dividend distribution totaled $307,000.

In the first quarter of 2005, holders voluntarily converted 33,000 shares of preferred stock into 140,425 shares of common stock. In connection with these conversions, the Company issued 26,216 shares of common stock to converting holders in satisfaction of the required dividend make-whole payments.

In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments (SFAS 133), the Company is required to separate and account for, as an embedded derivative, the dividend make-whole payment feature of the preferred stock offering. As an embedded derivative instrument, the dividend make-whole payment feature must be measured at fair value and reflected as a liability. Changes in the fair value of the derivative are recognized in earnings as a component of other income (expense). The Company determined the fair value of the dividend make-whole payment feature to be $3.0 million at December 31, 2004. The carrying value of this derivative was reduced by $977,000 during the first half of 2005, based on cash dividends paid and the fair value of common stock issued as dividend make-whole payments pursuant to voluntary holder conversions during this period. At September 30, 2005, the derivative liability was valued at $2.3 million, resulting in the recognition of $107,000 and $240,000 as other expense for the three and nine months ended September 30, 2005, respectively.

5.	Common stock

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

6.	Stock Plans

2003 Stock Plan

In January 2005, the Board of Directors approved an amendment of the 2003 Stock Plan (the 2003 Plan), which became effective in June 2005 after stockholder approval, to increase the number of shares of common stock authorized for issuance under the 2003 Plan by 400,000 shares, to a total of 1,145,453 shares. In March 2005, the Board of Directors approved another amendment of the 2003 Plan, which became effective in June 2005 after stockholder approval, to increase the number of shares of common stock authorized for issuance under the 2003 Plan by an additional 200,000 shares, to a total of 1,345,453 shares. As of September 30, 2005, options covering an aggregate of 862,603 shares of common stock had been granted under the 2003 Plan, and 91,188 shares of common stock remained available for future grant under the 2003 Plan.

In the first quarter of 2005, the Board of Directors approved option grants totaling 262,500 shares of common stock to the Company’s executive officers, which vest upon the meeting of certain Company milestones, or 100% of such options vest upon the four-year anniversary of the date of grant if such milestones are not met earlier. This milestones-based vesting provides that 50% of the shares vest based on certain clinical trial-related goals, 25% of the shares vest based on the consummation of certain corporate transactions, and 25% of the shares vest based on the achievement of FDA-related goals. For purposes of pro forma disclosure, the estimated fair value of the options will initially be amortized to expense over the four-year vesting period using the straight-line method. This amortization to expense will be accelerated, as necessary, based on the achievement of the milestones. As of September 30, 2005, none of the specified milestones had been achieved.

7.	Accrued Restructuring Charges

Termination benefits

As a result of strategic decisions, since March 2005 the Company restructured its operations and reduced its workforce by 89 employees and recorded charges consisting of severance, benefits, and outplacement services of $1.8 million and $2.5 million for the three and nine months ended September 30, 2005, respectively. As of September 30, 2005, approximately $705,000 remains to be paid and is recorded in accrued compensation and benefits. These restructuring expenses and related liability as of September 30, 2005 include retention and severances benefits for the ten remaining employees of the Company, and are considered to be estimable and probable as of September 30, 2005. Additionally, the Company paid vacation benefits to terminated employees, excluded from the restructuring charges and included in operating expenses in prior periods, totaling approximately $257,000 for the nine months ended September 30, 2005. During first quarter 2005, the Company decided to limit clinical development to a planned Phase II/III clinical trial in chronic lymphocytic leukemia (CLL) and a planned Phase I/II trial in HIV. During the second quarter of 2005, the Company further updated their clinical development plans and decided to focus research and development efforts on HIV and to discontinue the planned Phase II/III clinical trial in CLL due primarily to delays and uncertainties regarding the Company’s ability to reach agreement with the United States Food and Drug Administration on a clinical trial protocol that would be feasible and affordable for the Company to pursue. On July 5, 2005, the Company announced its decision to implement a plan to identify and evaluate its strategic alternatives. In connection with this decision, the Company has taken a number of actions to reduce its operating expenses and conserve its cash, including the discontinuation of all clinical trial activity and further reductions in workforce.

Lease restructuring charges

In connection with the Company’s decision to discontinue clinical trials, to pursue plans to identify and evaluate strategic options, and to implement cost reduction measures during third quarter 2005, the Company ceased utilization of its Bothell, Washington manufacturing facility in September 2005 and has been marketing the facility for a sublease tenant. As a result, the Company is no longer receiving any economic benefit related to the lease of the facility. Accordingly, the Company recognized a restructuring charge of $2.3 million, equal to $2.7 million related to the estimated fair value of the liability remaining under this leased manufacturing facility plus $176,000 related to remaining deferred charges for warrants issued in connection with renting the Bothell facility, net of the reversal of the related deferred rent liability of $552,000. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses. Under the current terms of the lease, the Company’s payment obligations expire December 1, 2010. Market conditions for subleasing space in Bothell are currently considered poor primarily due to overabundance of available space. Accretion expense related to the liability will be recorded commencing in October 2005. This represents the Company’s best estimate at the time of the fair value of the liability as determined under SFAS No. 146, “Accounting for

Costs Associated with Exit or Disposal Activities.” Subsequent changes in the liability due to accretion, or changes in estimates of sublease assumptions, etc. will be recognized as adjustments to restructuring charges in future periods.

The tables below present the total estimated restructuring and exit charges and a reconciliation of the associated liability:

	Three Months Ended September 30, 2005 (in thousands)
	Workforce Reduction and Retention Costs	Facility Related Costs	Total
Balance at June 30, 2005	$41	$—	$41
Charges	1,824	2,303	4,127
Adjustment for lease-related deferred expenses and liabilities	—	376	376
Cash Payments	(1,160)	—	(1,160)

Balance at September 30, 2005	705	$2,679	$3,384

	Nine Months Ended September 30, 2005 (in thousands)
	Workforce Reduction and Retention Costs	Facility Related Costs	Total
Balance at December 31, 2004	$—	$—	$—
Charges	2,466	2,303	4,769
Adjustment of lease-related deferred expenses and liabilities	—	376	376
Cash Payments	(1,761)	—	(1,761)

Balance at September 30, 2005	$705	$2,679	$3,384

The Company continues to accrue certain additional severance and retention costs under its retention plans and employment agreements and expects to have potential future obligations that would oblige the Company to pay up to approximately $154,000 of retention costs and $175,000 of severance benefits, in addition to amounts accrued as of September 30, 2005. These additional amounts are estimated through March of 2006, and are dependent on the contingencies inherent in these agreements.

The Company records payments of rent related to the Bothell facility as a reduction in the amount of the accrued restructuring liability. Accretion expense is recognized due to the passage of time, which is also reflected as a restructuring charge. Based on our current projections of estimated sublease income, the Company expects to record additional accretion expense of approximately $540,000 over the term of the lease.

Total provision for asset impairment charges and restructuring costs recognized in operations for the three and nine months ended September 30, 2005 are as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in thousands)
Workforce Reduction and Retention Costs
Expense classification:
General and administrative expenses	731	808
Research and development expenses	1,093	1,658

Total	$1,824	$2,466

Provision for Asset Impairment and Other Restructuring Costs:
Facility Related Costs:
Fair value of net lease obligation	$2,679	$2,679
Adjustment for lease-related deferred expenses and liabilities	(376)	(376)

Facility related costs, net	$2,303	$2,303
Asset Impairment Loss	$4,151	$4,151

Total Provision for Asset Impairment and Other Restructuring Costs:	$6,454	$6,454

8.	Provision For Asset Impairment

Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers unfavorable changes in the extent or manner in which its long-lived assets are utilized, unfavorable changes in market conditions and adverse changes in legal factors and business climate to be its main indicators of impairment or indicators that other alternatives would be more appropriate. Where indicators are present, such as unfavorable changes in the manner in which the long-lived assets are utilized, the carrying values of assets are compared to the estimated future undiscounted cash flows and if the undiscounted cash flows do not exceed the carrying value, impairment is deemed to exist. Assets are then written down to their estimated fair value. Our long-lived assets are grouped together as one asset group as it is considered to be the lowest level in which cash flows are considered to be largely independent.

In July 2005 the Company recognized an asset impairment loss of $4.2 million on certain facilities and equipment resulting from the Company’s decisions to reduce staff Company-wide, the Company’s decision to discontinue clinical trials, and plans to identify and evaluate strategic options. The loss on the equipment at the Bothell and Seattle, Washington locations were determined based on estimates of potential sales values of used equipment. In addition, the leasehold improvements at the Bothell, Washington manufacturing facility have been written-off completely as it was determined that the leasehold improvements had no fair value due to the inability to sell the assets separate from the facility and the difficulty in subleasing the space. These impairment charges established new cost bases for the impaired assets.

The following table summarizes information related to the impairment charges (in thousands):

Description	Asset Impairment Loss Recognized	Post Impairment Carrying Value
Equipment	$1,714	$1,170
Computer Equipment and Software	—	338
Furniture and Fixtures	161	123
Leasehold Improvements	2,276	246

Total	$4,151	$1,877

Subsequent to September 30, 2005, the Company adopted a plan to sell laboratory and other equipment. The Company expects to sell the majority of the remaining long-lived assets during fourth quarter 2005. The actual sale of the long-lived assets may result in a gain or loss on the sale of assets, as the impairment charges recorded were based on estimates of fair value at that time, which may be different than amounts realized upon sale. In addition, the Company is evaluating its strategic alternatives, and future actions may result in further impairment charges relating to its remaining long-lived assets.

9.	Subsequent Events

At September 30, 2005, the Company had a liability totaling $4.0 million due to two creditors with respect to financing certain equipment purchases. During October 2005, the Company decided to prepay its obligations in connection with equipment financing in order to remove the creditors’ security interests in the equipment and to provide flexibility in connection with the Company’s review of its strategic options. On October 24, 2005, the Company paid $1.8 million to Oxford Finance Corporation (“Oxford”) in satisfaction of its obligations under the Master Security Agreement dated July 1, 2003 between the Company and Oxford. On October 31, 2005, the Company paid $2.2 million to General Electric Corporation (“GE”) in satisfaction of its obligations under the Master Security Agreement between the Company and GE dated May 1, 2000. The respective security interests in certain equipment held by Oxford and GE have been released and deposits totaling $315,000 have been remitted to the Company.

The Company has reclassified the long-term portion of the GE equipment financing to current portion of equipment financing at September 30, 2005 as the debt could be considered to be callable by GE under the terms of the underlying Agreement.

Additionally, in contemplation of various strategic alternatives, in October 2005 we entered into agreements with our Acting President and Chief Executive Officer and our Chairman of the Board to pay $400,000 in bonuses upon the consummation of a merger, acquisition or change of control.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding product plans and investing activities, our reduction in force, our clinical development and decision to discontinue clinical development, and our evaluation of strategic alternatives, in each case, that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the section entitled “Important Factors That May Affect Our Business, Results of Operations and Stock Price.” You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K filed by us in March 2005 and other Quarterly Reports on Form 10-Q filed by us in fiscal 2005. When used in this report, the words “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. We caution our investors that our business and financial performance are subject to substantial risks and uncertainties.

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

We have incurred significant losses since our inception. As of September 30, 2005, our deficit accumulated during the development stage was $152.0 million. Our operating expenses consist of research and development expenses and general and administrative expenses.

We have recognized revenues from inception through September 30, 2005 of approximately $515,000 from license fees, payments under a collaborative agreement and income from a National Institutes of Health Phase I Small Business Innovation Research, or SBIR, grant in chronic lymphocytic leukemia. We currently do not market any products and we do not expect to have any product sales or royalty revenue in the foreseeable future. Our net losses are a result of research and development and general and administrative expenses incurred to support our operations.

On July 5, 2005, we announced that we were exploring various strategic alternatives and that we had retained SG Cowen & Co. as our financial advisor to assist the Company during this process. In connection with our ongoing evaluation of our strategic alternatives, on July 8, 2005, our Board of Directors approved a workforce reduction plan that resulted in a reduction of our workforce by approximately 49%, to 34 employees. Such reduction in force was completed by July 15, 2005. Additionally, further workforce reductions were completed during August and September 2005. As a result, there were ten remaining employees as of September 30, 2005.

In connection with its workforce reduction and the Company’s plan to evaluate its strategic alternatives, the Company also announced its decision to discontinue the clinical development of its products. The Company has taken a number of actions to reduce its operating expenses and conserve its cash, including the discontinuation of all clinical trial activity. The Company is actively exploring various strategic alternatives, including, but not limited to mergers, acquisitions, the sale of assets and out-licensing opportunities.

In connection with the discontinuation of all clinical trial activity, the Company determined that its long-lived assets should be tested for recoverability. Upon further evaluation, the Company determined that the carrying value of a significant part of its long-lived assets was not recoverable, and an impairment charge totaling $4.2 million was recorded to reduce the carrying value of long-lived assets to their estimated fair values during third quarter 2005. Additionally, the Company ceased use of its Bothell, Washington manufacturing facility during third quarter 2005 and has recorded restructuring charges comprised of

$2.3 million, comprised of $2.7 million related to the estimated fair value of remaining operating lease obligations, net of expected sublease income and $176,000 of deferred charges related to the warrants issued in connection with leasing the Bothell facility, offset by $552,000 associated with the reversal of the related deferred rent liability.

In October 2005, the Board of Directors authorized management to negotiate and consummate the sale, transfer or assignment of the majority of the fixed assets held as of September 30, 2005. In connection with this authorization, the Board of Directors approved the repayment of the outstanding equipment financing obligations to third parties. Both of these actions are considered to provide additional flexibility in the Company’s strategic alternatives. Pending the outcome of the Company’s review of strategic alternatives and any definitive decisions to close or liquidate the business, the Company will continue to prepare its financial statements on the assumption that it will continue as a going concern. As such, the financial statements do not include any adjustments, other than the impairment charge, severance and retention expenses, and other restructuring charges as noted herein, to reflect possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from liquidity uncertainties or any future decisions made with respect to the Company’s strategic alternatives.

There can be no assurance that any transaction or other corporate action will result from our exploration of strategic alternatives. Further, there can be no assurance concerning the type, form, structure, nature, results, timing or terms and conditions of any such potential action, even if such an action does result from this exploration.

Estimated Restructuring Charges Associated with the Reorganization of our Operations

We have applied the provisions of Statement of Financial Accounting Standards No. 146, or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” as it relates to one-time termination benefits and other exit costs, such as the lease obligations related to our facility in Bothell, Washington and we have recorded termination benefits, as well as other restructuring charges based on the estimated fair value of the net lease liability on the related operating lease. Accrued restructuring charges, and in particular, those charges associated with exiting a facility, are subject to many assumptions and estimates. Under SFAS No. 146, an accrued liability for lease termination costs is initially measured at fair value, based on the remaining lease payments due under the lease and other costs, reduced by estimates of sublease rental income that could be reasonably obtained from the property, and discounted using a credit-adjusted risk-free interest rate. The assumptions to estimate sublease rental income and the period of time and concessions necessary to enter into a sublease significantly impact the accrual and may differ from what actually occurs. We review these estimates and adjust the accrual if necessary. These changes can be material.

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

Our research and development efforts to date have primarily focused on the development of our proprietary Xcellerate Technology and Xcellerated T Cells. From inception through September 30, 2005, we incurred research and development expenses of approximately $100.1 million, substantially all of which relate to the research and development of this technology.

We reduced our workforce in March 2005 and May 2005 as a result of our previous initial decisions to limit clinical development to a planned Phase I/II trial in HIV and to discontinue clinical development of a planned Phase II/III clinical trial in CLL due primarily to delays and uncertainties regarding our ability to reach agreement with the FDA on a CLL clinical trial protocol that would be feasible and affordable for us to pursue. We further reduced our workforce in July 2005 and August 2005 in connection with our decision to discontinue all clinical trial activities and our efforts to reduce our operating expenses and conserve cash as we investigate strategic alternatives.

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

Results of Operations

Three Months Ended September 30, 2005 and 2004

Revenue

Revenue was approximately $11,000 and $13,000 for the three months ended September 30, 2005 and 2004, respectively. This primarily consisted of revenue recognized related to the amortization of license fees received.

Research and Development

Research and development expenses represented approximately 29% and 75% of our operating expenses for the three-month periods ended September 30, 2005 and 2004, respectively. Research and development expenses decreased 28% to $3.7 million during the three months ended September 30, 2005 as compared to the same period in 2004. The decrease was due primarily to decreases in lab supplies, deferred compensation, clinical trial costs, and consulting, partially offset by an increase in antibody production. As of September 30, 2005 we had one remaining employees in research and development and clinical development operations compared to 83 employees in research and development and clinical development operations as of September 30, 2004. However, the average number of employees was higher for the third quarter of 2005 prior to our reductions in force in July and August 2005. These reductions in force were a result of our decision to discontinue clinical trials altogether and pursue investigation of strategic alternatives. The vast majority of these reductions affected employees in research and development and clinical development operations. The overall increase in salary and other personnel-related expenses for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 totaled approximately $160,000, which increased the total to $1.7 million. Approximately $1.1 million in salary and other personnel-related expenses is related to the termination benefits associated with the restructuring and reductions in workforce. In addition, our non-cash stock compensation expense decreased $638,000 due in part to forfeitures of unvested stock options resulting in a reversal of expense related to employee terminations during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

We anticipate that research and development expenses will decrease in the foreseeable future as our research, development and clinical trial activities have been discontinued.

General and Administrative

General and administrative expenses represented approximately 20% and 25% of our operating expenses for the three-month periods ended September 30, 2005 and 2004, respectively. General and administrative expenses increased 46% from $1.8 million for the three months ended September 30, 2004 to $2.6 million for the three months ended September 30, 2005. The increase was due primarily to salary and other personnel related expenses, which increased from $400,000 for the three months ended September 30, 2004 to $1,079,000 for the three months ended September 30, 2005. Approximately $731,000 of the salary and personnel related expenses is due to severance and retention charges which have either been paid or accrued as of September 30, 2005. Depreciation and amortization and consulting expenses have increased $379,000 and $172,000, respectively for the three months ended September 30, 2005 as compared to the similar period in the prior year. Depreciation expense increased during the period due to the capitalization of significant assets during the latter part of 2004 in preparation for the next phase of clinical trials in the Bothell, Washington manufacturing facility. As clinical trials were discontinued in July 2005, the long lived assets and related depreciation and amortization are now considered general and administrative. These increases are offset by a $403,000 decrease related to non cash stock compensation expense due to forfeitures of unvested stock options resulting in a reversal of expense related to employee terminations for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

We anticipate that general and administrative expenses will decrease in the foreseeable future, except for consideration of potential costs associated with our pursuit of strategic alternatives.

Provision for Asset Impairment and Restructuring

The provision for asset impairment and restructuring represented approximately 51% of our operating expenses for the three months ended September 30, 2005. There were no similar charges in the three months ended September 30, 2004. During third quarter 2005, the Company recognized an asset impairment loss of $4.2 million on certain facilities and equipment resulting from the Company’s decisions to reduce staff Company wide, the Company’s decision to discontinue clinical trials, and plans to identify and evaluate strategic options. The impairment charge was determined based on estimates of potential sales values of used equipment. In addition, the leasehold improvements at the Bothell, Washington manufacturing facility have been written-off as clinical trials have been discontinued and the Company has ceased utilizing the facility during the quarter. These impairment charges established new cost bases for the impaired assets. In connection with exiting the Bothell manufacturing facility, the Company has applied the provisions of Statement of Financial Accounting Standards No. 146, or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and we have also recorded restructuring charges on the related operating lease. The restructuring charge of $2.3 million is comprised of $2.7 million to account for the estimated fair value of the net liability remaining under the Bothell manufacturing facility, net of estimated sublease income and $176,000 of deferred charges related to the warrants issued in connection with the Bothell facility lease. These charges are offset by the reversal of the related deferred rent liability of $552,000 as of September 30, 2005. Accrued restructuring charges, and in particular, those charges associated with exiting a facility, are subject to many assumptions and estimates. We review these estimates and adjust the accrual if necessary. These changes can be material.

Other Income (Expense)

Other income (expense), comprised primarily of interest income, interest expense and the change in valuation of the derivative, totaled $43,000 for the three months ended September 30, 2005, compared to $32,000 for the three months ended September 30, 2004. Interest income increased 147%, from $99,000 for the three months ended September 30, 2004 to $245,000 for the three months ended September 30, 2005, due to increased cash and investment balances upon which interest is earned. Interest expense increased from $67,000 for the three months ended September 30, 2004 to $87,000 for the three months ended September 30, 2005 primarily due to the increased equipment financing balance.

Also included in other income in the third quarter of 2005 is the change in the derivative value associated with the make-whole payment on our outstanding convertible exchangeable preferred stock of $107,000. The valuation of the derivative is dependent upon many factors, including estimated market volatility, and may fluctuate significantly, which may have a significant impact on our statement of operations.

Nine Months Ended September 30, 2005 and 2004

Revenue

Revenue was approximately $39,000 and $49,000 for the nine months ended September 30, 2005 and 2004, respectively. This consisted of revenue recognized related to the amortization of license fees received and reimbursements of our costs incurred under a collaboration agreement.

Research and Development

Research and development expenses represented approximately 52% and 73% of our operating expenses for the nine months ended September 30, 2005 and 2004, respectively. Research and development expenses decreased 1% from $13.7 million for the nine months ended September 30, 2004 to $13.5 million for the nine months ended September 30, 2005. The decrease was primarily related to decreases in non-cash stock compensation expense, our contractual obligations for the development of our bead technology, as well as a decrease in lab supplies and clinical trial expenses. Lab supplies and clinical trial expenses decreased $1.2 million and $301,000, respectively. Expenses associated with developing our bead technology totaled $500,000 for the nine months ended September 30, 2004, with no such costs incurred for the nine months ended September 30, 2005. These decreases are offset by increases in amounts charged to expense for salary and other personnel-related expenses including severance, antibody production and facility costs. As of September 30, 2005, we had one employee remaining in research and development and clinical development operations compared to 83 employees in research and development and clinical development operations as of September 30, 2004. The decrease in the number of employees is a result of the Company’s workforce reductions related to plans to discontinue and limit its clinical development operations.

However, these employee numbers were significantly higher throughout the nine months ended September 30, 2005 prior to the announcements to reduce the workforce throughout the period and commencing in late March 2005. The overall increase in salary and other personnel related expenses totaled approximately $1.9 million, including approximately $1.7 million in termination benefits associated with the restructurings. Antibody production expenses and facilities costs increased related to continued advances in clinical development and plans to expand operations at our manufacturing plant in Bothell, Washington during the first half of the year prior to the discontinuation of clinical development activity with increases of approximately $1.5 million and $282,000, respectively. Prior to our July 2005 announcement to discontinue clinical development, we were preparing our Bothell, Washington facility for the next phase of trials resulting in certain of our expenses continuing to increase for the nine months ended September 30, 2005 as compared to the same period in the prior year. Our non-cash stock compensation expense decreased approximately $1.2 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This decrease is primarily related to the forfeitures of unvested stock options in connection with the reductions in the workforce.

General and Administrative

General and administrative expenses represented approximately 23% and 27% of our operating expenses for the nine months ended September 30, 2005 and 2004, respectively. General and administrative expenses increased 22% from $5.0 million for the nine months ended September 30, 2004 to $6.1 million for the nine months ended September 30, 2005. The rise in costs was due primarily to costs associated with being a public company, including increases in professional fees and insurance costs. In addition salary and other personnel-related expenses have increased with respect to termination and retention costs associated with the workforce reductions during the nine months ended September 30, 2005. The increases in general and administrative expenses are offset by a decrease in non-cash stock compensation expense, primarily related to cancellations of stock options. Salary and other personnel-related expenses, including severance and retention costs totaling $2.1 million, increased $822,000 for the nine month period ended September 30, 2005 as compared to the nine month period month period ended September 30, 2004. Consulting expenses, depreciation and amortization and insurance costs increased $359,000, $381,000 and $146,000, respectively for the nine-month period ended September 30, 2005 as compared to the nine-month period ended September 30, 2004. Non-cash stock compensation expense decreased $707,000 for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The decrease in non-cash compensation expense is primarily related to the forfeitures of unvested stock options of terminated employees. Although the Company’s development activities have been discontinued, we will continue to incur costs related to our ongoing operations.

We anticipate that general and administrative expenses will decrease in the foreseeable future, except for consideration of potential costs associated with our pursuit of strategic alternatives.

Provision for Asset Impairment and Restructuring

The provision for asset impairment and restructuring represented approximately 25% of our operating expenses for the nine months ended September 30, 2005. There were no similar charges in the nine months ended September 30, 2004. During third quarter 2005, the Company recognized an asset impairment loss of $4.2 million on certain facilities and equipment resulting from the Company’s decisions to reduce staff Company-wide, the Company’s decision to discontinue clinical trials, and plans to identify and evaluate strategic options. The impairment charge was determined based on estimates of potential sales values of used equipment. In addition, the leasehold improvements at the Bothell, Washington manufacturing facility have been written-off as clinical trials have been discontinued and the Company has ceased utilizing the facility during the quarter. These impairment charges established new cost bases for the impaired assets. In connection with exiting the Bothell manufacturing facility, the Company has applied the provisions of Statement of Financial Accounting Standards No. 146, or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and we have recorded restructuring charges on the related operating lease. The restructuring charge of $2.3 million is comprised of $2.7 million to account for the estimated fair value of the net liability remaining under the Bothell manufacturing facility, net of estimated sublease income and $176,000 of deferred charges related to the warrants issued in connection with the Bothell facility lease. These charges are offset by the reversal of the related deferred rent liability of $552,000 as of September 30, 2005. Accrued restructuring charges, and in particular, those charges associated with exiting a facility, are subject to many assumptions and estimates. We review these estimates and adjust the accrual if necessary. These changes can be material.

Other Income (Expense)

Other income (expense), net comprised primarily of interest expense and interest income, totaled $269,000 other income for the nine months ended September 30, 2005, compared to $12.5 million other expense for the nine months ended September 30, 2004.

Interest income increased 206%, from $247,000 for the nine months ended September 30, 2004 to $756,000 for the nine months ended September 30, 2005, due to increased average cash and investment balances upon which interest is earned. Interest expense decreased from $12.7 million for the nine months ended September 30, 2004 to $242,000 for the nine months ended September 30, 2005, due to interest expense associated with the convertible promissory notes issued in October 2003. Upon consummation of our initial public offering and conversion of the notes to common stock, we recognized $11.3 million in interest expense during the nine months ended September 30, 2004, which represented the beneficial conversion feature of the notes. We also recognized an additional $1.1 million in interest expense associated with the discount on the notes, representing the value of the proceeds allocated to the warrants received by the note holders. The remaining interest expense is primarily associated with the equipment financing agreements.

Accretion of Preferred Stock

For the nine months ended September 30, 2004, we recognized $9.0 million in accretion of preferred stock to arrive at our net loss applicable to common stockholders. No such accretion was recognized for the nine months ended September 30, 2005. This accretion represented the remaining discount associated with our Series E and F preferred stock, which was recognized when the preferred stock was converted into common stock upon the closing of our initial public offering.

Liquidity and Capital Resources

As of September 30, 2005, we had cash, cash equivalents and short-term investments of $26.7 million, with cash equivalents being held in commercial paper and highly liquid money market accounts with financial institutions. Cash, cash equivalents and short-term investments were $47.3 million as of December 31, 2004.

Net cash used in operating activities was $18.1 million and $13.7 million for the nine months ended September 30, 2005 and 2004, respectively. Expenditures in these periods were generally the result of research and development expenses and general and administrative expenses in support of our operations.

Our investing activities, other than purchases and maturities of investments, have consisted primarily of purchases of property and equipment. Purchases of property and equipment totaled $900,000 and $3,658,000 for the nine months ended September 30, 2005 and 2004, respectively. Property and equipment additions in the nine months ended September 30, 2005 are primarily associated with the renovation of our manufacturing facility in Bothell, Washington.

Net cash used in financing activities totaled $1,156,000 for the nine months ended September 30, 2005, compared to net cash provided by financing activities of $31.4 million for the nine months ended September 30, 2004. In March 2004, we raised net proceeds of approximately $29.7 million from the sale of 4,200,000 shares of common stock in our initial public offering.

We expect to continue to incur operating losses and do not anticipate that we will receive any product revenues in the foreseeable future, if ever.

On July 5, 2005, we announced that we were exploring various strategic alternatives and that we had retained SG Cowen & Co. as our financial advisor to assist the Company during this process. Our efforts have been focused on reducing operating expenses to a minimum appropriate level, conducting our affairs in the most financially efficient manner practical for a public company and pursuing strategic alternatives. In connection with our ongoing evaluation of our strategic alternatives, on July 8, 2005, our Board of Directors approved a workforce reduction plan that resulted in a reduction of our workforce by approximately 49%, to 34 employees. Additional workforce reductions were completed in August. As of September 30, 2005, we had ten remaining full time employees. The Company has also taken a number of actions to reduce its operating expenses and conserve its cash, including the discontinuation of all clinical trial activity.

The following summarizes our most significant long-term contractual obligations as of September 30, 2005

Total obligation through its remaining life (in thousands)
Operating lease for our Bothell facility	$5,683
Operating lease for our Seattle facility	$586
Equipment financing	$4,014
Contractual obligations in the form of severance agreements through March 2006 (unaccrued portion)	$208

As we have ceased utilizing our Bothell manufacturing facility, our operating lease obligations related to the Bothell facility have been recorded as a liability in our balance sheet as of September 30, 2005 at the net present value of future payments offset by estimated sublease income over the remaining term of the lease, totaling $2.7 million.

During October 2005, we entered into agreements with the third parties providing our equipment financing. Under the terms of these agreements, we repaid the outstanding equipment financing balances as of October 31, 2005 and the third party vendors have released their security interest to the related long-lived assets. Our decision to repay these equipment leases provides us with additional flexibility to pursue potential strategic options.

In addition, we have potential future obligations under our retention plans and employment agreements that would oblige us to pay up to approximately $330,000 in retention costs and severance benefits as of March 2006, depending on the contingencies inherent in these agreements.

Additionally, in contemplation of various strategic alternatives, in October 2005 we entered into agreements with our Acting President and Chief Executive Officer and our Chairman of the Board to pay $400,000 in bonuses upon the consummation of a merger, acquisition or change of control.

Based on the current status of our product development and collaboration plans, and the reductions in force affected in March 2005, May 2005, July 2005, and August 2005, we believe that our current cash, cash equivalents and investments will be adequate to satisfy our capital needs until at least the third quarter of fiscal year 2006. This estimate does not include any costs that may be associated with completing any strategic alternative. We are currently evaluating whether further reductions in other expenditures are appropriate based on our decision to evaluate our strategic alternatives. At this time, we cannot estimate the impact that any such reductions would have on our results of operations or financial condition. Our ability to achieve or execute an identified strategic alternative, including mergers, acquisitions, the sale of assets and out-licensing opportunities is subject to a variety of factors, including: (i) the perceived value of our technology; (ii) the volatility and demand of the markets, conditions in the economy generally and the biotechnology industry specifically; and (iii) other factors we cannot presently predict with certainty. There can be no assurance that strategic alternatives will be available to us, or if such options will be available on acceptable terms, if at all. As such, the financial statements do not include any adjustments, other than the impairment charge, severance and retention expenses, and other restructuring charges, as noted, to reflect possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from liquidity uncertainty or any future decisions made with respect to the Company’s strategic alternatives.

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

Impairment of Long-Lived Assets. As of September 30, 2005, we had approximately $1.9 million of property and equipment, net. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on events or circumstances. The events or circumstances could include a significant decrease in market value, a significant change in asset condition or a significant adverse change in regulatory climate. Application of the test for impairment requires judgment.

During third quarter, we recognized a non-cash asset impairment loss of $4.2 million on certain facilities and equipment resulting from our decisions to discontinue clinical trials, reduce staff and evaluate potential strategic alternatives. The loss on the equipment was determined based on estimates of potential sales values of used equipment. We identified an indicator of impairment with respect to our leasehold improvements as a result of our decision to discontinue clinical trials. We determined that the undiscounted cash flows related to the lease, including a potential sublease, would be less than the carrying value. Accordingly, we reduced the carrying value of the assets to their estimated fair value of zero.

Restructuring liabilities. When circumstances warrant, we may elect to discontinue certain business activities or change the manner in which we conduct ongoing operations. When such a change is made, management will estimate the costs to exit a business or restructure ongoing operations. The components of the estimates may include estimates and assumptions regarding the timing and costs of future events and activities that represent management’s best expectations based on known facts and circumstances at the time of estimation. Management periodically reviews its restructuring estimates and assumptions relative to new information, if any, of which it becomes aware. Should circumstances warrant, management will adjust its previous estimates to reflect what it then believes to be a more accurate representation of expected future costs. Because management’s estimates and assumptions regarding restructuring costs include probabilities of future events, such estimates are inherently vulnerable to changes due to unforeseen circumstances, changes in market conditions, regulatory changes, changes in existing business practices and other circumstances that could materially and adversely affect the results of operations.

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

On July 5, 2005, we announced that we had implemented a plan to identify and evaluate our strategic alternatives, including pursuant to mergers, acquisitions, the sale or purchase of assets, and out-licensing opportunities. In connection therewith, we have engaged SG Cowen & Co. as our financial advisor to assist the Company during this process. We are uncertain as to what strategic alternatives may be available to us or what impact any particular strategic alternative that is announced or consummated will have on our stock price. Uncertainties and risks relating to our exploration of strategic alternatives include the following:

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

In addition, future actions we take based on our exploration of strategic alternatives may result in additional restructuring costs or impairment charges relating to our long-lived assets in future periods that could have an adverse impact on our business, financial condition and results of operations.

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

We may select a strategic alternative that we may not be able to complete for various reasons, including a decision of our principal stockholders not to approve such alternative, our inability to obtain regulatory approval, actions of other companies or litigation involving the selected alternative or other matters. Such inability to complete any selected strategic alternative may result in increased expenses and could delay the completion of any strategic alternative, which could be harmful to our business.

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

We may issue additional shares of our stock, resulting in substantial dilution for existing stockholders.

Some events could result in the issuance of additional shares of our stock, which would result in dilution for existing stockholders. Specifically, we may issue shares of our stock in connection with any merger, consolidation or other strategic alternative that we may elect to pursue. Such issuance would result in substantial dilution for our existing stockholders. As a result of such dilution, it is likely that our existing stockholders would not control the combined company that results from such merger, consolidation or other strategic alternative. Additionally, we may issue additional shares of common stock or preferred stock (i) upon the exercise or conversion of outstanding options, warrants and shares of convertible exchangeable preferred stock; and/or (ii) in lieu of any cash payment of make-whole dividends payable upon the conversion of our convertible exchangeable preferred stock.

We may not be able to retain existing personnel.

From March 2005 through September 30, 2005 we reduced our staff by approximately 96 employees. Our remaining staff, as of September 30, 2005 consisted of ten employees. The uncertainty of the outcome of our review of strategic alternatives, workforce reductions and the volatility in our stock price may create anxiety and uncertainty, which may adversely affect employee morale and cause us to lose employees whom we would prefer to retain. To the extent that we are unable to retain our existing personnel, our business and ability to pursue strategic alternatives may suffer. In addition, this workforce reduction may subject us to the risk of litigation, which could result in substantial costs to us and could divert management’s time and attention away from business operations.

We expect to continue to incur substantial losses, and we may never achieve profitability.

We are a development stage company with limited operating history. We have incurred significant operating losses since we began operations in 1996, including net losses of approximately $39.6 million for the year ended December 31, 2004 and $25.8 million for the nine months ended September 30, 2005, and we may never become profitable. As of September 30, 2005, we had an accumulated deficit since inception of approximately $152.0 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. To date, we have derived no revenues from product sales or royalties. We do not expect to have any product sales or royalty revenue in the foreseeable future. Our operating losses have been increasing during the past several years and may increase significantly in the future. We also may be required to recognize additional losses based upon changes in the fair value of our derivative liability, which resulted from the dividend make-whole payment feature of our convertible exchangeable preferred stock. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We are unable to predict when we may become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock and convertible exchangeable preferred stock will likely decline.

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

If our shares are delisted and any appeal we might file receives an unfavorable determination by Nasdaq, our common stock would be removed from listing on the Nasdaq National Market, and we may seek to have the applicable shares listed for trading on the Nasdaq Capital Market (formerly known as the Nasdaq SmallCap Market). We cannot assure you that we would be able to obtain listing for our shares on the Nasdaq Capital Market or that we will be able on an ongoing basis to meet the maintenance requirements thereof. If our common stock is delisted, our preferred stock would also be delisted unless the preferred stock meets the minimum listing requirements applicable to our common stock.

If our shares were to be delisted from trading on the Nasdaq National Market, in order to obtain relisting on the Nasdaq National Market, we would need to satisfy certain quantitative designation criteria, which we may not meet.

If our shares were to be delisted from trading on the Nasdaq National Market and were neither relisted thereon nor listed for trading on the Nasdaq Capital Market, trading, if any, in our shares may continue to be conducted on the OTC Bulletin Board or in a non-Nasdaq over-the-counter market, such as the “pink sheets.” Delisting of our shares would result in limited release of the market price of those shares and limited analyst coverage and could restrict investors’ interest in our securities. Also, a delisting could materially adversely affect the trading market and prices for our shares and our ability to issue additional securities or to secure additional financing. In addition, if our shares were not listed and the trading price of our shares was less than $5 per share, our shares could be subject to Rule 15g-9 under the Securities Exchange Act of 1934 which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser’s written consent prior to any transaction. In such case, our securities could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in those shares, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of our securities.

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

Under our agreements with Lonza to purchase antibodies, we must make payments denominated in British pounds. As a result, from time to time, we are exposed to currency exchange risks related to the British pound. Accordingly, if the British pound strengthens against the U.S. dollar, our payments to Lonza will increase in U.S. dollar terms. We have paid a total of $6.0 million to Lonza under our agreements with them as of September 30, 2005. Assuming development and supply services are completed as scheduled under our agreements with Lonza, our remaining payments will be approximately $700,000 through the end of 2005.

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

We have licensed patents and other rights, which are necessary to our Xcellerate Technology and Xcellerated T Cells. The value of our business, and our ability to enter into and consummate a strategic alternative, will significantly suffer if these licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties or if the licensed patents or other rights are found to be invalid.

Our Xcellerate Technology uses two monoclonal antibodies that we license from third parties. We rely on our non-exclusive license from the Fred Hutchinson Cancer Research Center in Seattle, Washington to use the monoclonal antibody that binds to the CD3 molecule and our exclusive license from Diaclone S.A., or Diaclone, in Besancon, France to use the monoclonal antibody that binds to the CD28 molecule. These antibodies are necessary components of our Xcellerate Technology. Our rights to use these antibodies depend on the licensors abiding by the terms of those licenses and not terminating them. Our license agreement with the Fred Hutchinson Research Center is effective for 15 years following the first commercial sale of a product based on the license and may be terminated earlier by either party for material breach. Our license agreement with Diaclone is effective for 15 years from the date of the first FDA approval, or its foreign equivalent, of a therapeutic product containing a bead coated with the licensed antibody and may be terminated earlier by either party for material breach. With regard to our agreement with Diaclone, at the end of the relevant 15-year period, we will have a perpetual, irrevocable, fully-paid royalty-free, exclusive license. Except for certain circumstances, which would permit us to obtain the monoclonal antibody from third parties or manufacture it ourselves, our agreement with Diaclone obligates us to purchase the monoclonal antibody from them until we begin preparing for Phase III clinical trials of a product covered by this license.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls beginning on December 31, 2007, assuming we remain a non-accelerated filer as defined per SEC regulations. Subsequently, our independent auditors will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007. Due to the recent departure of our Associate Director of SEC Reporting and our Controller, as well as any difficulties we may have in retaining our current personnel, we cannot assure you that we will be able to identify deficiencies in our internal controls, remediate such deficiencies in a timely manner or comply with the Section 404 disclosure requirements for the year ending December 31, 2007. If we identify deficiencies in our existing internal controls and are not able to remediate such deficiencies in a timely fashion or otherwise comply with the Section 404 disclosure requirements for the year ending December 31, 2007, we will not be able to give assurance regarding the effectiveness of our internal controls and the report on our financial statements provided by our independent auditors may be negatively impacted.

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

Interest Rate Risk

Our short-term investments as of September 30, 2005 consisted of $8.3 million in corporate bonds and $4.4 million in federal agency obligations with contractual maturities of one year or less. Due to the short-term nature of our investments, we believe that our exposure to market interest rate fluctuations is minimal. The corporate bonds in which we invest are rated “A” or better by both Moody’s and Standard and Poor’s. Our cash and cash equivalents are held primarily in commercial paper and highly liquid money market accounts. A hypothetical 10% change in short-term interest rates from those in effect at September 30, 2005 would not have a significant impact on our financial position or our expected results of operations. We do not currently hold any derivative financial instruments.

Because interest rates on our equipment financing obligations are fixed at the beginning of the repayment term, exposure to changes in interest rates is limited to new financings.

Foreign Currency Risk

We do not engage in foreign currency hedging; however, we have entered into certain contracts denominated in foreign currencies and therefore, we are subject to currency exchange risks.

For antibody development and supply services provided by Lonza, we must make payments denominated in British pounds. As a result, from time to time, we are exposed to currency exchange risks related to the British pound. If the British pound strengthens against the U.S. dollar, our payments to Lonza will increase in U.S. dollar terms. Assuming development and supply services are completed as scheduled under our agreements with Lonza, our remaining payments will be approximately $700,000 through the end of 2005. A hypothetical 10% change in the British pound from the rate in effect at September 30, 2005 would not have a significant impact on our financial position or our expected results of operations.

The terms of our license agreement with Fresenius include the receipt of potential royalties on net sales as well as potential milestone payments to us denominated in Euro. As a result, we are exposed to currency exchange risks related to the Euro. If the Euro weakens against the U.S. dollar, payments received from Fresenius will decrease in U.S. dollar terms. A hypothetical 10% change in the Euro from the rate in effect at September 30, 2005 would not have a significant impact on our financial position or our expected results of operations.

Derivatives Valuation Risk

The terms of our November 2004 convertible preferred stock offering include a dividend make-whole payment feature. This feature is considered to be an embedded derivative and was valued on the balance sheet at $3.0 million at December 31, 2004. The carrying value of this derivative was reduced by $977,000 during the first nine months of 2005, based on cash dividends paid and the fair value of common stock issued as dividend make-whole payments pursuant to voluntary holder conversions during first quarter 2005. At September 30, 2005, the estimated fair value of the derivative liability was valued at $2.3 million, resulting in the recognition of $107,000 and $240,000 as other expense for the three and nine months ended September 30, 2005. As the fair value of this derivative may fluctuate significantly from period to period, the resulting change in valuation may have a significant impact on our results of operations.

Item 4.	Controls and Procedures

As part of our quarterly review, we evaluated, under the supervision and with the participation of the Company’s management, including our Principal Executive Officer and Principal Financial and Accounting Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarterly period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer concluded that our disclosure controls and procedures, as of the end of the quarterly period covered by this report, were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the fiscal quarter ended September 30, 2005, the Company announced a plan to evaluate its strategic alternatives. In conjunction with this plan, the Company also announced its decision to discontinue the clinical development of its products and significantly reduced its workforce. As of September 30, 2005, the Company employed only ten employees. This reduction in the size of the Company’s workforce, particularly in the accounting department, has resulted in limitations on the Company’s ability to provide adequate segregation of duties and employ other common internal control practices. We believe that our inability to provide adequate segregation of duties and other internal controls, coupled with the increasing complexity of the Company’s accounting transactions since the Company announced its plan to evaluate its strategic alternatives, would be considered a significant deficiency in internal control over financial reporting.

Part II. Other Information

Item 6.	Exhibits

Exhibit Number
3.1(1)	Amended and Restated Certificate of Incorporation of Xcyte Therapies, Inc.

3.2(1)	Amended and Restated Bylaws of Xcyte Therapies, Inc.

3.3(3)	Certificate of the Powers, Designations, Preferences and Rights of the 6% Convertible Exchangeable Preferred Stock Of Xcyte Therapies, Inc.

3.4(5)	Certificate of Correction to Certificate of the Powers, Designations, Preferences and Rights of the 6% Convertible Exchangeable Preferred Stock Of Xcyte Therapies, Inc.

4.1(1)	Form of Common Stock Certificate

4.2(3)	Certificate of the Powers, Designations, Preferences and Rights of the 6% Convertible Exchangeable Preferred Stock Of Xcyte Therapies, Inc.

4.3(4)	Indenture

4.4(2)	Form of Preferred Stock Certificate

4.5(5)	Certificate of Correction to Certificate of the Powers, Designations, Preferences and Rights of the 6% Convertible Exchangeable Preferred Stock Of Xcyte Therapies, Inc.

10.1(6)	Separation Agreement and Mutual Release, dated May 17, 2005, between Xcyte Therapies, Inc. and Stewart Craig, Ph.D.

10.2(7)	Xcyte Therapies, Inc. 2003 Stock Plan, as amended

10.3(7)	Xcyte Therapies, Inc. Amended and Restated 2003 Directors’ Stock Option Plan, as amended

10.4(5)	Severance Agreement and Release, effective July 26, 2005, between Xcyte Therapies, Inc. and Mark Frohlich.

10.5(5)	Retention and Separation Agreement, dated July 26, 2005, between Xcyte Therapies, Inc. and Kathi Cordova.

10.6(5)	Amendment to Employment Agreement, dated August 12, 2005, between Xcyte Therapies, Inc. and Robert L. Kirkman.

10.7(8)	Acquisition Bonus and Severance Agreement, dated October 4, 2005, between Xcyte Therapies, Inc. and Robert L. Kirkman, M.D.

10.8(8)	Acquisition Bonus Agreement, dated October 2005, between Xcyte Therapies, Inc. and Christopher S. Henney, Ph.D., D.Sc.

10.9(8)	Separation Agreement and Release, dated October 5, 2005, between Xcyte Therapies, Inc., and Ronald J. Berenson, M.D.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to registrant’s registration statement on Form S-1, File No. 333-109653, originally filed with the Commission on October 10, 2003, as subsequently amended, and incorporated herein by reference.

(2)	Previously filed as an exhibit to registrant’s registration statement on Form S-1, File No. 333-119585, originally filed with the Commission on October 7, 2004, as subsequently amended, and incorporated herein by reference.

(3)	Previously filed as an exhibit to registrant’s current report on Form 8-K filed with the Commission on November 5, 2004, and are incorporated herein by reference.

(4)	Previously filed as an exhibit to registrant’s quarterly report on Form 10-Q filed with the Commission on November 15, 2004, and are incorporated herein by reference.

(5)	Previously filed as an exhibit to registrant’s quarterly report on Form 10-Q filed with the Commission on August 15, 2005.

(6)	Previously filed as an exhibit to registrant’s current report on Form 8-K filed with the Commission on May 18, 2005, and are incorporated herein by reference.

(7)	Previously filed as an exhibit to registrant’s current report on Form 8-K filed with the Commission on June 21, 2005, and are incorporated herein by reference.

(8)	Previously filed as an exhibit to registrant’s current report on Form 8-K filed with the Commission on October 11, 2005, and are incorporated herein by reference.

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

Date: November 14, 2005