Form 10-K
period 2005-12-31
XCYTE THERAPIES INC
filed 2006-03-23
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $14.0 million based on the closing sales price of the registrant’s common stock on the Nasdaq National Market on that date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2006, the registrant had an aggregate of 19,679,665 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the registrant’s Definitive Proxy Statement for the Annual Shareholders Meeting to be held on June 13, 2006, which Definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this Report relates.

XCYTE THERAPIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2005

PART I

ITEM 1. BUSINESS

Overview

Xcyte Therapies, Inc. was incorporated in the State of Delaware in 1996. From our inception in 1996 until early July 2005, we devoted substantially all of our efforts to the research and development of therapeutic products designed to enhance the body’s natural immune responses to treat infectious diseases and other medical conditions associated with weakened immune systems. We derived our therapeutic products from a patient’s own T cells, which are cells of the immune system that orchestrate immune responses and can detect and eliminate cancer cells and infected cells in the body. We used our patented and proprietary Xcellerate Technology to generate activated T cells, which we call Xcellerated T Cells, from blood that was collected from the patient. Activated T cells are T cells that have been stimulated to carry out immune functions. Our Xcellerate Technology was designed to rapidly activate and expand the patient’s T cells outside of the body in a process that employs magnetic beads densely covered with two monoclonal antibodies. These Xcellerated T Cells were then administered to the patient.

On July 5, 2005, we announced that we were exploring various strategic alternatives and that we had retained SG Cowen & Co. as our financial advisor to assist us during this process. In connection with our ongoing evaluation of our strategic alternatives, we discontinued our clinical development program and substantially reduced our workforce. As of December 31, 2005, there were five remaining employees.

As a result of our evaluation of strategic alternatives, on December 15, 2005, we entered into a Stock Purchase Agreement (which we refer to herein as the Stock Purchase Agreement) with Cyclacel Group plc, a privately held company organized under the laws of England and Wales (“Cyclacel”), in which we agreed to purchase from Cyclacel all of the capital stock of Cyclacel Ltd., a limited company organized under the laws of England and Wales and a wholly-owned subsidiary of Cyclacel (which we refer to herein as the Stock Purchase).

Upon the closing of the Stock Purchase, we will issue to Cyclacel shares of our common stock which, after giving effect to the transaction, will represent approximately 80% of the outstanding shares of our common stock, subject to certain adjustments. It is anticipated that Cyclacel will then initiate a voluntary liquidation in which the shares of Xcyte common stock issued to Cyclacel in the transaction will be distributed to Cyclacel’s stockholders. In connection with the transaction, we will change our name to Cyclacel Pharmaceuticals, Inc. If the Stock Purchase is consummated, our business will become the business conducted by Cyclacel Pharmaceuticals which will focus in the area of cell cycle biology, with a portfolio of three orally-available, mechanism-targeted drugs that modulate the cancer cell cycle. Cyclacel’s current drug pipeline includes seliciclib (CYC202), a cyclin dependent kinase (CDK) inhibitor in Phase II clinical trials for the treatment of non-small cell lung cancer; sapacitabine (CYC682), a nucleoside analog in Phase I trials; CYC116, an Aurora kinase inhibitor in IND-directed preclinical development; and early stage programs targeting important cell cycle mechanisms for the treatment of cancer, type 2 diabetes, inflammatory kidney diseases and HIV/AIDS. For additional information regarding the pending Stock Purchase, refer to Xcyte’s definitive proxy statement/prospectus forming a part of its Registration Statement on Form S-4 filed by us with the Securities and Exchange Commission on February 3, 2006 and the related Rule 424 (b)(3) Prospectus filed by us with the Securities and Exchange Commission on February 8, 2006 which are available at the SEC’s internet site at www.SEC.gov.

In addition, on December 14, 2005, we entered into an Asset Purchase Agreement (which we refer to herein as the Asset Purchase Agreement) with Invitrogen Corporation, a Delaware corporation (“Invitrogen”), in which Invitrogen agreed to purchase our T cell expansion technology known as the “Xcellerate Process” in exchange for $5 million (which we refer to herein as the Asset Sale). The purchase price is subject to a post-closing adjustment pursuant to which we may be required to refund up to $1 million to Invitrogen. The assets subject to the agreement include intellectual property, the clinical data generated by us in the course of six clinical trials of our lead product, Xcellerated T Cells, as well as raw materials and equipment.

On March 16, 2006, we held a special meeting of our common stockholders, at which our common stockholders approved the share issuance contemplated in the Stock Purchase Agreement with Cyclacel and the asset sale contemplated in the Asset Purchase Agreement with Invitrogen. Xcyte’s common stockholders also approved (1) a new equity incentive plan to provide for equity awards to officers, employees and directors, (2) a reverse stock split of Xcyte’s common stock at a ratio of one share for each ten shares of common stock, which is anticipated to take place on the date of the closing of the Stock Purchase Agreement and (3) certain other amendments to Xcyte’s certificate of incorporation. Both the Stock Purchase and Asset Sale are anticipated to close prior to March 31, 2006, subject to the satisfaction of certain customary closing conditions.

Research and Development

As of December 31, 2005, we had no employees dedicated to research and development. We spent approximately $13.7 million, $19.7 and $13.8 million during the years ended December 31, 2003, 2004 and 2005, respectively, on the research and development of our Xcellerate Technology and Xcellerated T Cells.

Manufacturing and Supply

Prior to July 2005, we designed, built and operated our manufacturing facilities in Seattle and Bothell, Washington in accordance with cGMP. We used these facilities to manufacture Xcellerated T Cells for clinical trials until we discontinued our clinical development program. Our lease on our Seattle facility was terminated on November 30, 2005. Activities at our Bothell facility have been discontinued. We no longer maintain a manufacturing facility.

In August 1999, we entered into an agreement with Dynal for the cGMP-grade manufacture of our antibody-coated beads for clinical and future commercial uses. In March 2004, we amended our agreement to allow Dynal to sell a research-grade version of our antibody-coated beads. We have paid Dynal $3.0 million as of July 31, 2004 for completed milestones. Dynal has the right to terminate the contract if we do not purchase a minimum quantity of beads. Either party may terminate the agreement as of August 2009 for any reason, or earlier upon a material breach by, or insolvency of, the other party. If the agreement is not terminated by August 2009, either party can elect to extend the term of the agreement for an additional 5 years. Otherwise, it will automatically renew on a year to year basis. This agreement will be assigned to Invitrogen upon the closing of the asset sale contemplated under our Asset Purchase Agreement described above.

In June 2000, we entered into two service agreements with Lonza, which were subsequently amended, for the cGMP-grade manufacture of the two monoclonal antibodies for use with our antibody-coated beads. Under the terms of these agreements, we are obligated to make certain payments to Lonza. We have paid $6.7 million as of December 31, 2005. There are no remaining payments as of December 31, 2005 under our agreements with Lonza. These agreements may be terminated by either party for breach or insolvency of the other party or in the event that the manufacturing services cannot be completed for scientific or technical reasons. These agreements will be assigned to Invitrogen upon the closing of the asset sale contemplated under our Asset Purchase Agreement described above.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many entities, including pharmaceutical and biotechnology companies, academic institutions and other research organizations are actively engaged in the discovery, research and development of products that could compete with our products.

There are numerous pharmaceutical and biotechnology companies that are developing therapies for cancer. Many of our potential competitors may have more financial and other resources, larger research and development staffs and more experienced capabilities in researching, developing and testing products. Some of these companies also have more experience than us in conducting clinical trials, obtaining FDA and other regulatory approvals and manufacturing, marketing and distributing medical products. Smaller companies may successfully compete with us by establishing collaborative relationships with larger pharmaceutical companies or academic institutions. Our competitors may succeed in developing, obtaining patent protection for or commercializing their products more rapidly than us. A competing company developing, or acquiring rights to, a more effective therapeutic product for the same diseases targeted by us, or one that offers significantly lower costs of treatment, could render our products noncompetitive or obsolete.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws to protect our proprietary technologies. We seek U.S. and international patent protection to further our business strategy and for major components of our Xcellerate Technology, including important antibody components and methods of T cell activation. We also rely on trade secret protection for our confidential and proprietary information. We enter into licenses to technologies we view as necessary.

We have a portfolio of issued patents and patent applications, which we believe provides patent coverage for our Xcellerate Technology. As of March 15, 2006, we owned or held exclusive rights to seven issued patents, five allowed patent applications and numerous pending patent applications in the United States in the field of or directed to ex vivo T cell stimulation. Three of the issued patents relate to methods of stimulating T cells utilized by our Xcellerate Technology, two of which expire in 2019 and one of which expires in 2021, while two other issued patents, which expire in 2016, relate to a method of stimulating T cells and an antibody that we are not currently using. Three additional issued patents expire in 2020 and are in the field of or directed to immunosuppression and the treatment and prevention of disorders related to T cells. These three issued patents are directed to the use of a specific compound for these applications, and one of these patents is directed specifically to compositions of matter including likely derivatives of this compound. The final issued patent expires in 2020 and relates to ex vivo T cell stimulation to improve uptake of exogenous nucleic acid molecules, thus having gene therapy applications. We also have licensed numerous currently pending foreign patent applications and seven issued foreign patents corresponding to our T cell stimulation technology.

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

We plan to assign all intellectual property related to our Xcellerate Technology to Invitrogen upon the closing of the Asset Sale contemplated under our Asset Purchase Agreement described above.

Corporate Collaborations

Fresenius Biotech GmbH

In November 2003, we licensed our Xcellerate Technology and some related improvements on an exclusive basis in the field of HIV retroviral gene therapy to Fresenius for research, development, and commercialization in Europe, with a right of first negotiation under some circumstances to expand their territory to include North America. Our agreement with Fresenius required us to license our Xcellerate Technology, including methods for manufacturing Xcellerated T Cells, to Fresenius, transfer certain enabling technology and supply all proprietary magnetic beads, or Xcyte Dynabeads, ordered by Fresenius to support its development and commercialization efforts.

This collaboration was terminated upon Fresenius’ failure to meet a required diligence milestone by December 31, 2005. Pursuant to the underlying agreement, Xcyte did not have any further performance obligations subsequent to termination.

Technology Licenses

Where consistent with our strategy, we sought to obtain technologies that complemented and expanded our existing technology base. We have licensed technology from selected research and academic institutions, as well as other organizations. Under these license agreements, we generally sought to obtain sublicense rights. We are generally obligated under these agreements to pursue product development and pay royalties on any product sales. We have not been required to pay any royalties through December 31, 2005.

DIACLONE S.A. In October 1999, we entered into a license agreement with Diaclone. Under the agreement, Diaclone granted us an exclusive, worldwide license to make, use and sell products or services using the monoclonal antibody that binds to the CD28 molecule for all ex vivo uses involving therapeutic and research applications. We have an option and right of first refusal to expand our license to include in vivo therapeutic and research purposes. We are currently obligated to purchase all our requirements for this monoclonal antibody from Diaclone until we begin preparing for Phase III clinical trials of a product covered by this license. Under certain circumstances, we would be permitted to have the monoclonal antibody made by third parties or manufacture it ourselves. This agreement has a term of 15 years from the date of first approval by the FDA, or its foreign equivalent, of a therapeutic product containing a bead coated with the licensed antibody and may be terminated earlier by either party for material breach or insolvency of either party. We currently do not have FDA approval of any therapeutic products containing a bead coated with the licensed antibody. At the end of the term, we will have a perpetual, irrevocable, royalty-free, exclusive license. We paid initial non-refundable license fees totaling $75,000 to Diaclone and are required to pay royalties if our products are commercialized. We intend to assign this agreement to Invitrogen under our Asset Purchase Agreement.

FRED HUTCHINSON CANCER RESEARCH CENTER. In October 1999, we entered into a license agreement with the Fred Hutchinson Cancer Research Center. Under the agreement, the Fred Hutchinson Cancer Research Center granted us a non-exclusive, worldwide license to make, use and sell products or services using the monoclonal antibody that binds to the CD3 molecule for T cell stimulation for ex vivo therapeutic and research uses other than cell separation and selection. We paid a non-refundable up-front licensing fee of $25,000 to the Fred Hutchinson Cancer Research Center, and we are obligated to pay the Fred Hutchinson Cancer Research Center a royalty fee if we or our sublicensees commercialize products or services that use the licensed monoclonal antibody. We are also required to pay fees to Fred Hutchinson Cancer Research Center under certain circumstances if we sublicense these rights to third parties. We paid sublicense fees in connection with our Fresenius collaboration totaling $42,227 to the Fred Hutchinson Cancer Research Center. On December 1, 2000, we amended this license agreement to broaden the field of use to include any ex vivo use involving therapeutic and research applications in exchange for an additional non-refundable up-front fee of $25,000 and the issuance of 27,272 shares of our common stock to the Fred Hutchinson Cancer Research Center. Our obligation to pay royalties under this license agreement will remain in effect for 15 years following the first commercial sale of our product and may be terminated earlier by either party for material breach or by Fred Hutchinson Cancer Research Center for Xcyte’s insolvency. Thereafter, our license will be fully-paid. We intend to assign this agreement to Invitrogen under our Asset Purchase Agreement.

GENETICS INSTITUTE. In July 1998, we entered into a license agreement with Genetics Institute. Under the agreement, Genetics Institute granted us an exclusive license under its rights to patents and patent applications covering methods of ex vivo activation or expansion of human T cells for treatment and prevention of infectious diseases, cancer and immunodeficiency. We also granted Genetics Institute an option under certain circumstances to an exclusive worldwide license to certain improvements outside of our field that directly relate to the licensed patents. The technology underlying these methods originated from two of our scientific founders and their collaborators and is incorporated into our Xcellerate Technology. The term of the Genetics Institute license terminates upon the end of the enforceable term of the last licensed patent or the license agreements under which Genetics Institute has sublicensed rights to Xcyte, and may also be terminated earlier by either party for material breach. As of October 1, 2004, two licensed patents whose terms expire in 2016, two other patents whose terms expire in 2019 and one patent whose term expires in 2021, have been issued in the United States for the methods licensed. In consideration of the license, we paid a non-refundable up-front license fee totaling approximately $53,000, issued 26,522 shares of our common stock to Genetics Institute and issued a warrant under which Genetics Institute has the right to purchase 35,362 additional shares of our common stock. We are also obligated to pay royalties to Genetics Institute on sales of products covered by the patents licensed to us under the agreement. We are also required to pay fees to Genetics Institute if we sublicense these rights to third parties. We paid sublicense fees in connection with our Fresenius collaboration totaling $9,049 to Genetics Institute. Additionally, if we fail to devote a specified amount of resources to develop a product using these rights, Genetics Institute may convert this license from exclusive to non-exclusive. We intend to assign this agreement to Invitrogen under our Asset Purchase Agreement.

Governmental Regulation

Governmental authorities in the United States and other countries extensively regulate the preclinical and clinical testing, approval, manufacturing, labeling, storage, record-keeping, reporting, advertising, promotion, import, export, marketing and distribution, among other things, of immunotherapy products and other drugs and biological products. In the United States, the FDA, under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations, subjects biopharmaceutical products to rigorous review and regulation. Depending on the circumstances, the failure to meet these or other applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, suspension or termination of clinical trials, partial or total suspension of production, denial or withdrawal of pre-marketing product approval, or the prohibition of a company’s ability to enter into supply contracts, including government contracts.

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

Depending on the circumstances, the failure to meet these or other applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, suspension or termination of clinical trials, partial or total suspension of production, denial or withdrawal of pre-marketing product approval or the prohibition of a company’s ability to enter into supply contracts, including government contracts.

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

Employees

As of December 31, 2005, we had 5 employees, all of whom were involved in administrative activities. We consider our relations with our employees to be good.

Available Information

Our Internet address is www.xcytetherapies.com. There we make available, free of charge, our annual report on Form 10-K and quarterly reports on Form 10-Q, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the Investors section of our web site. Our Code of Business Conduct and Ethics, which applies to our personnel, including our Chief Executive Officer and Chief Financial Officer, is also available on our web site. The information found on our web site is not part of this or any other report we file with or furnish to the SEC.

ITEM 1A. RISK FACTORS

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

RISK FACTORS

Risks Related to the Stock Purchase

Failure to complete the Stock Purchase may result in Xcyte paying a termination fee to Cyclacel and could harm Xcyte’s common stock price and future business and operations.

If the Stock Purchase is not completed, Xcyte may be subject to the following risks:

•	if the Stock Purchase Agreement is terminated under certain circumstances, Xcyte will be required to pay the other party a termination fee of $100,000;

•	the price of Xcyte stock may decline to the extent that the current market price of Xcyte stock reflects a market assumption that the Stock Purchase will be completed; and

•	costs related to the Stock Purchase, such as legal, accounting and certain financial advisory fees, must be paid even if the Stock Purchase is not completed.

In addition, if the Stock Purchase Agreement is terminated and Xcyte’s board of directors determines to seek another business combination, there can be no assurance that it will be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid by each party in the Stock Purchase.

The Stock Purchase may be completed even though material adverse changes may result from the announcement of the Stock Purchase, industry-wide changes and other causes.

In general, either party can refuse to complete the Stock Purchase if there is a material adverse change affecting the other party between the date of signing (December 15, 2005) and the closing. However, certain types of changes will not prevent the Stock Purchase from being completed, even if they would have a material adverse effect on Xcyte, including:

•	changes resulting from general economic conditions or conditions generally affecting the industry in which the respective company operates, except in either case to the extent the respective company is materially disproportionately adversely affected thereby relative to other similarly situated businesses;

•	changes due to the announcement of the execution of the Stock Purchase Agreement or the completion of the transactions contemplated by the Stock Purchase Agreement;

•	changes resulting from or relating to any change in accounting requirements or principles or any change in applicable laws, rules or regulations or the interpretation thereof;

•	changes resulting from a change in the stock price or trading volume of Xcyte excluding any underlying effect that may have caused such change; or

•	changes resulting from the delisting or threatened or potential delisting of Xcyte common stock or preferred stock from the Nasdaq Stock Market.

If adverse changes occur but Xcyte must still complete the Stock Purchase, Xcyte’s stock price may suffer. This in turn may reduce the value of the Stock Purchase to the stockholders of Xcyte.

The market price of Xcyte common stock may decline as a result of the Stock Purchase for a number of reasons including if:

•	Xcyte does not achieve the perceived benefits of the Stock Purchase as rapidly or to the extent anticipated by financial or industry analysts;

•	the effect of the Stock Purchase on Xcyte’s business and prospects is not consistent with the expectations of financial or industry analysts; or

•	investors react negatively to the effect on Xcyte’s business and prospects from the Stock Purchase.

Xcyte stockholders may not realize a benefit from the Stock Purchase commensurate with the ownership dilution they will experience in connection with the Stock Purchase.

If the combined company is unable to realize the strategic and financial benefits currently anticipated from the Stock Purchase, Xcyte will have experienced substantial dilution of their ownership interest without receiving any commensurate benefit.

Failure to complete the Stock Purchase may result in the liquidation of the Company and the common stock may have no value.

If the Stock Purchase is not completed, it may be difficult to enter into another business combination, for several reasons, including (i) Xcyte will have a reduced cash position over time; (ii) it is likely that Xcyte’s common stock will be delisted from the NASDAQ National Market; and (iii) Xcyte may not have the management personnel to execute another transaction. If the Stock Purchase is not completed and Xcyte cannot expeditiously achieve another business combination transaction, then Xcyte would likely be liquidated. If liquidation were to occur, Xcyte’s common stock holders would likely receive little or no distribution because the holders of preferred stock of Xcyte would have preference to the cash available for distribution to equity holders after payment of Xcyte’s creditors, which amount of available cash would likely not exceed the preference amount of Xcyte’s convertible preferred stock.

Risks related to Xcyte’s Business.

The attempted development of products using Xcyte’s Xcellerate Technology was Xcyte’s only potential product line.

Xcyte has not successfully developed any product line with its Xcellerate Technology. Xcyte plans to sell all rights to its Xcellerate Technology and all related assets to Invitrogen in connection with the Asset Purchase Agreement described above. Following the Stock Purchase Xcyte plans to conduct the business that is now being conducted by Cyclacel. Xcyte has no plans to pursue any other product line other than pursuant to the acquisition of Cyclacel pursuant to the Stock Purchase.

Xcyte may not be able to retain existing personnel.

In 2005, Xcyte reduced its staff by 100 employees. Xcyte’s remaining staff, as of January 23, 2006 consisted of five employees. The uncertainty of the outcome of Xcyte’s review of strategic alternatives, workforce reductions and the volatility in its stock price may create anxiety and uncertainty, which may adversely affect employee morale and cause Xcyte to lose employees whom it would prefer to retain. To the extent that Xcyte is unable to retain its existing personnel, its business and ability to pursue strategic alternatives may suffer. In addition, this workforce reduction may subject Xcyte to the risk of litigation, which could result in substantial costs and could divert management’s time and attention away from business operations.

Xcyte expects to continue to incur substantial losses and may never achieve profitability.

Xcyte has incurred significant operating losses since it began operations in 1996, including net losses of approximately $29.4 million for the year ended December 31, 2005 and Xcyte may never become profitable. As of December 31, 2005, Xcyte had an accumulated deficit since inception of approximately $155.6 million. These losses have resulted principally from costs incurred in Xcyte’s research and development programs and from its general and administrative expenses. To date, Xcyte has derived no revenues from product sales or royalties. Xcyte does not expect to have any product sales or royalty revenue in the foreseeable future. Xcyte’s operating losses have been increasing during the past several years and may increase significantly in the future. Xcyte also may be required to recognize additional losses based upon changes in the fair value of its derivative liability, which resulted from the dividend make-whole payment feature of its convertible preferred stock. These losses, among other things, have had and will continue to have an adverse effect on Xcyte’s stockholders’ equity and working capital. Xcyte is unable to predict when it may become profitable, if at all. If Xcyte is unable to achieve and then maintain profitability, the market value of its common stock and convertible preferred stock will likely decline.

Xcyte may be unable to maintain its listing on Nasdaq, which could cause Xcyte’s stock price to fall and decrease the liquidity of its stock.

Xcyte common stock and convertible preferred stock are currently traded on the Nasdaq National Market, which has compliance requirements for continued listing, including a requirement that Xcyte common stock and convertible preferred stock each have a minimum bid price of $1.00 per share. On June 6, 2005, Xcyte received a notice from the Nasdaq Stock Market that for 30 consecutive trading days the bid price of its common stock had closed below the minimum $1.00 per share requirement and, as a result, its common stock no longer complied with Nasdaq ’s continued listing criteria. The letter stated that Xcyte would be provided with 180 calendar days, or until December 5, 2005, to regain compliance. Xcyte common stock did not regain compliance with this requirement by December 5, 2005, and Xcyte received a notice on December 5, 2005 from the Nasdaq Stock Market that its common stock would be delisted. Xcyte appealed Nasdaq’s determination and appeared before a Nasdaq Listing Qualifications Panel on January 12, 2006. On February 7, 2006, the Nasdaq Listing Qualifications Panel granted a continuation of Xcyte’s listing on the Nasdaq National Market subject to certain conditions, including the consummation of the Stock Purchase and Nasdaq’s approval of an initial listing application for the shares of the combined company pursuant to Nasdaq’s “reverse merger” rules on or before April 12, 2006 (discussed below).

On December 28, 2005, the Nasdaq Stock Market advised Xcyte that it considers the Stock Purchase to be a “reverse merger” under Nasdaq’s Marketplace Rules. Based on this conclusion, Nasdaq advised Xcyte that upon consummation of the Stock Purchase, Xcyte’s common stock and convertible preferred stock will not be permitted to continue to trade on the Nasdaq National Market unless a new initial listing application for the stock of the combined company is filed and approved before consummation of the Stock Purchase. Cyclacel Pharmaceuticals, Inc. (as Xcyte will be renamed following the Stock Purchase) has filed an initial listing application for the listing of Xcyte’s common stock and convertible preferred stock following the Stock Purchase on the Nasdaq National Market under the trading symbols “CYCC” and “CYCCP”, respectively. This initial listing application has not yet been approved as to either class of stock and the application is subject to separate consideration with respect to each class of Xcyte stock. In order for such application to be approved with respect to either the common stock or the convertible preferred stock, such class must meet all of the initial inclusion criteria for initial listing on the Nasdaq National Market, including a minimum closing bid price of $5.00 per share. As of March 22, 2006, the bid price for both Xcyte’s common stock and Xcyte’s convertible preferred stock were below the minimum bid price of $5.00 per share. While Xcyte is hopeful that following the anticipated one for ten common stock reverse stock split approved by Xcyte’s stockholders on March 16, 2006, the bid price for Xcyte’s common stock may rise above the $5.00 minimum bid price per share, Xcyte cannot give any assurance that this will occur. Moreover, Xcyte cannot anticipate whether or not the minimum bid price for Xcyte’s convertible preferred stock will rise above $5.00 per share prior to the closing of the Stock Purchase.

If the Nasdaq does not approve the listing of Xcyte’s common stock or convertible preferred stock for trading on the Nasdaq National Market following the Stock Purchase, upon closing of the Stock Purchase the class (or classes) of Xcyte’s stock for which such application is not approved will no longer be listed for trading on the Nasdaq National Market. In such case, Xcyte may seek to have the applicable shares of common stock or convertible preferred stock listed for trading on the Nasdaq Capital Market.

Xcyte cannot assure you that it would be able to obtain listing for its shares of common stock or convertible preferred following the Stock Purchase on the Nasdaq National Market or the Nasdaq Capital Market or that it will be able on an ongoing basis to meet the maintenance requirements thereof.

If Xcyte’s shares of stock were to be delisted from trading on the Nasdaq National Market and were neither relisted thereon nor listed for trading on the Nasdaq Capital Market, trading, if any, in Xcyte’s stock may continue to be conducted on the OTC Bulletin Board or in a non-Nasdaq over-the-counter market, such as the “pink sheets.” Delisting of Xcyte’s shares of common stock would result in limited release of the market price of those shares of common stock and limited analyst coverage and could restrict investors’ interest in Xcyte’s securities. Also, a delisting could materially adversely affect the trading market and prices for Xcyte’s stock and its ability to issue additional securities or to secure additional financing. In addition, if Xcyte’s stock were not listed and the trading price of its shares of common stock was less than $5 per share, Xcyte’s shares of common stock could be subject to Rule 15g-9 under the Securities Exchange Act of 1934 which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser’s written consent prior to any transaction. In such case, Xcyte’s securities could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in those shares of common stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of Xcyte’s securities.

Xcyte may have limited ability to pay cash dividends on the convertible preferred stock.

Delaware law may limit Xcyte’s ability to pay cash dividends on the convertible preferred stock. Under Delaware law, cash dividends on Xcyte’s capital stock may only be paid from “surplus” or, if there is no “surplus,” from the corporation’s net profits for the current or preceding fiscal year. Delaware law defines “surplus” as the amount by which the total assets of a corporation, after subtracting its total liabilities, exceed the corporation’s capital, as determined by its board of directors. Since Xcyte is not profitable, its ability to pay cash dividends will require the availability of adequate surplus. Even if adequate surplus is available to pay cash dividends on the convertible preferred stock, Xcyte may not have sufficient cash to pay dividends on the convertible preferred stock. If that was to happen, holders of preferred stock would be granted certain additional rights until such dividends were repaid.

There are risks inherent in Xcyte’s past business operations that may subject it to potential product liability suits and other claims, which may require it to engage in expensive and time-consuming litigation or pay substantial damages.

Xcyte’s past business operations expose it to product liability risks, which are inherent in the testing, manufacturing, marketing and sale of biopharmaceutical products and these risks will continue to effect Xcyte after the Stock Purchase. Even if Xcyte does not decide to resume the clinical development of its products, Xcyte faces a risk of clinical trial liability claims in the event that the prior use, or misuse, of its product candidates during clinical trials resulted in personal injury or death. An individual may bring a product liability claim against Xcyte if Xcellerated T Cells cause, or merely appear to have caused, an injury.

Xcyte currently has clinical trial insurance that covers its clinical trials up to $5.0 million per occurrence with a $5.0 million aggregate limit. However, due to factors outside of Xcyte’s control, including the risks discussed above as well as conditions in the relevant insurance markets, Xcyte may not be able to renew such coverage on acceptable terms, if at all. Furthermore, even if Xcyte secures coverage, it may not be able to obtain policy limits adequate to satisfy any liability that may arise. If a successful product liability or other claim or series of claims is brought against Xcyte for uninsured liabilities or in excess of insured liabilities, its assets may not be sufficient to cover these claims and its business operations could suffer.

If Xcyte’s principal stockholders, executive officers and directors choose to act together, they may be able to control its management and operations, acting in their best interests and not necessarily those of other stockholders.

Xcyte’s executive officers, directors and principal stockholders, and entities affiliated with them, beneficially own a significant percentage of its common stock and convertible preferred stock. This significant concentration of share ownership may adversely affect the trading price of Xcyte common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, have the ability to exert substantial influence over all matters requiring approval by Xcyte’s stockholders, including the election and removal of directors and any proposed Stock Purchase, consolidation or sale of all or substantially all of Xcyte’s assets. In addition, they could dictate the management of Xcyte’s business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of Xcyte or impeding a stock purchase, consolidation, takeover or other business combination that could be favorable to you. Since Xcyte convertible preferred stock has limited voting rights prior to conversion, holders of its convertible preferred stock will have little or no ability to control the outcome of a stockholder vote, except under certain circumstances where a class vote of Xcyte convertible preferred stock will be required, including, among others, upon certain amendments to the Company’s certificate of incorporation or bylaws or upon a share exchange, stock purchase or consolidation of the Company unless Xcyte’s shares of convertible preferred stock remain outstanding and unaffected by such transaction or convert into similar preferred stock of the surviving entity pursuant to such transaction.

Xcyte will soon be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal control attestation and any inability to do so may negatively impact the report on its financial statements.

Section 404 of the Sarbanes-Oxley Act of 2002 requires Xcyte’s management to assess the effectiveness of its internal controls over financial reporting and include an assertion in Xcyte’s annual report as to the effectiveness of its controls beginning the year ending December 31, 2007, assuming Xcyte remains a non-accelerated filer as defined per SEC regulations. Subsequently, Xcyte’s independent registered public accounting firm will be required to attest to whether Xcyte’s assessment of the effectiveness of its internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes Xcyte maintained, in all material respects, effective internal control over financial reporting for the year ending December 31, 2007. Due to the recent departure of Xcyte’s Associate Director of SEC Reporting and its Controller, as well as any difficulties Xcyte may have in retaining its current personnel and the transition to new employees following the Stock Purchase, Xcyte cannot assure you that it will be able to identify deficiencies in its internal controls, remediate such deficiencies in a timely manner or comply with the Section 404 disclosure requirements for the year ending December 31, 2007. If Xcyte identifies deficiencies in its existing internal controls and are not able to remediate such deficiencies in a timely fashion or otherwise comply with the Section 404 disclosure requirements for the year ending December 31, 2007, Xcyte will not be able to give assurance regarding the effectiveness of its internal controls and the report on its financial statements provided by its independent auditors may be negatively impacted.

Xcyte’s common and convertible preferred stock may experience extreme price and volume fluctuations, which could lead to costly litigation for Xcyte and make an investment in Xcyte less appealing.

The market price of Xcyte’s common and convertible preferred stock may fluctuate substantially due to a variety of factors, including:

•	the course of action that Xcyte takes with respect to the review of its strategic alternatives;

•	additions to or departures of Xcyte’s key personnel;

•	announcements of technological innovations or new products or services by Xcyte or its competitors;

•	media reports and publications about immunotherapy;

•	announcements concerning Xcyte’s competitors or the biotechnology industry in general;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	general and industry-specific economic conditions;

•	changes in financial estimates or recommendations by securities analysts;

•	variations in Xcyte’s quarterly results;

•	announcements about Xcyte’s collaborators or licensors; and

•	changes in accounting principles.

The market prices of the securities of biotechnology companies, particularly companies without product revenues and earnings, have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the performance of particular companies. In the past, companies that experience volatility in the market price of their securities have often faced securities class action litigation. Moreover, market prices for stocks of biotechnology-related and technology companies frequently reach levels that bear no relationship to the performance of these companies. These market prices generally are not sustainable and are highly volatile. Whether or not meritorious, litigation brought against Xcyte could result in substantial costs, divert Xcyte’s management’s attention and resources and harm Xcyte’s financial condition and results of operations.

Xcyte’s certificate of incorporation and bylaws and certain provisions of Delaware law may delay or prevent a change in Xcyte’s management and make it more difficult for a third party to acquire Xcyte.

Xcyte’s certificate of incorporation and bylaws contain provisions that could delay or prevent a change in its board of directors and management teams. Some of these provisions:

•	authorize the issuance of preferred stock that can be created and issued by the board of directors without prior stockholder approval, commonly referred to as “blank check” preferred stock, with rights senior to those of Xcyte common stock;

•	provide for the board of directors to be divided into three classes; and

•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit stockholder action by written consent.

In addition, because Xcyte is incorporated in Delaware, Xcyte is governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of large stockholders to complete a business combination with, or acquisition of Xcyte. These provisions may prevent a business combination or acquisition that would be attractive to stockholders and could limit the price that investors would be willing to pay in the future for Xcyte’s stock.

These provisions also make it more difficult for Xcyte’s stockholders to replace members of its board of directors. Because Xcyte’s board of directors is responsible for appointing the members of its management team, these provisions could in turn affect any attempt to replace Xcyte’s current management team. Additionally, these provisions may prevent an acquisition that would be attractive to stockholders and could limit the price that investors would be willing to pay in the future for Xcyte common stock.

The future sale of Xcyte’s common and convertible preferred stock, and future issuances of Xcyte common stock upon conversion of its convertible preferred stock and upon the payment of make-whole dividends, if any, could negatively affect Xcyte’s stock price.

If Xcyte’s common or convertible preferred stockholders sell substantial amounts of its stock in the public market, or the market perceives that such sales may occur, the market price of Xcyte’s common and convertible preferred stock could fall.

In addition, if Xcyte exercises its rights to pay make-whole dividends in common stock rather than in cash upon conversion of its convertible preferred stock to common stock, then the sale of such shares of common stock or the perception that such sales may occur could cause the market price of Xcyte’s stock to fall. Additionally, after Xcyte’s convertible preferred stock offering, the holders of its convertible preferred stock had the right to convert each share of convertible preferred stock into approximately 4.2553 shares of its common stock. Such conversion rate is subject to certain antidilution adjustments that, upon the occurrence of certain events, will increase the number of shares of common stock that each holder of convertible preferred stock will receive upon conversion into common stock. Such antidilution price adjustments may apply in the case of any strategic alternative that Xcyte pursues which may result in further dilution to the holders of outstanding common stock. The conversion of Xcyte convertible preferred stock into common stock and the payment of any make-whole dividends in shares of common stock in lieu of cash, may result in substantial dilution to the interests of Xcyte’s holders of common stock.

After Xcyte convertible preferred stock offering, according to the terms of Xcyte’s investors rights agreement, the holders of approximately 9.0 million shares of Xcyte common stock and warrants had rights, subject to some conditions, to require Xcyte to file registration statements covering their shares of common stock or to include their shares of common stock in registration statements that Xcyte may file for itself or other stockholders. Furthermore, if Xcyte were to include in a company-initiated registration statement shares of common stock held by those holders pursuant to the exercise of their registration rights, those sales could impair its ability to raise needed capital by depressing the price at which it could sell its common stock.

If Xcyte exchanges the convertible preferred stock for debentures, the exchange will be taxable but Xcyte will not provide any cash to pay any tax liability that any convertible preferred stockholder may incur.

An exchange of convertible preferred stock for debentures, as well as any dividend make-whole or interest make-whole payments paid in Xcyte common stock, will be taxable events for U.S. federal income tax purposes, which may result in tax liability for the holder of convertible preferred stock without any corresponding receipt of cash by the holder. In addition, the debentures may be treated as having original issue discount, a portion of which would generally be required to be included in the holder’s gross income even though the cash to which such income is attributable would not be received until maturity or redemption of the debenture. Xcyte will not distribute any cash to you to pay these potential tax liabilities.

If Xcyte automatically converts the convertible preferred stock, there is a substantial risk of fluctuation in the price of Xcyte common stock from the date it elects to automatically convert to the conversion date.

Xcyte may elect to automatically convert the convertible preferred stock on or prior to maturity if Xcyte common stock price has exceeded 150% of the conversion price for at least 20 trading days during a 30-day trading period ending within five trading days prior to the notice of automatic conversion. You should be aware that there is a risk of fluctuation in the price of Xcyte common stock between the time when it may first elect to automatically convert the preferred and the automatic conversion date.

Xcyte does not intend to pay cash dividends on its common stock in the foreseeable future.

Xcyte does not anticipate paying cash dividends on its common stock in the foreseeable future. Any payment of cash dividends will depend on Xcyte’s financial condition, results of operations, capital requirements, the outcome of the review of Xcyte’s strategic alternatives and other factors and will be at the discretion of Xcyte’s board of directors. Accordingly, investors will have to rely on capital appreciation, if any, to earn a return on their investment in Xcyte common stock. Furthermore, Xcyte may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Xcyte has no reportable information under this item.

ITEM 2. PROPERTIES

We currently lease a total of approximately 52,100 square feet of space at two facilities. We lease approximately 11,600 square feet of office space in Seattle, Washington, with monthly payments of approximately $19,000. The lease on this space expires in August 2006, and we have options to renew for two additional five-year terms. We also lease approximately 40,500 square feet of space in Bothell, Washington, with monthly payments of approximately $80,000. The initial lease term on this space expires December 2010, and we have options to renew until December 2020. Under the terms of the lease, we also have rights to negotiate for further expansion space in the building. We discontinued our activities at our Bothell facility during the third quarter of 2005 and are exploring options for the future of this facility.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims rising out of our ordinary course of business. We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter of 2005.

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

	HIGH	LOW
2005
First Quarter	$2.92	$1.22
Second Quarter	$1.45	$0.57
Third Quarter	$0.79	$0.45
Fourth Quarter	$0.75	$0.25
2004
First Quarter (Beginning March 16, 2004)	$8.50	$6.51
Second Quarter	$7.45	$4.00
Third Quarter	$5.04	$2.99
Fourth Quarter	$3.70	$2.00

On March 17, 2006, the closing sales price of our common stock on the Nasdaq National Market System was $0.70. As of March 10, 2006 we had 80 shareholders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

On December 28, 2005, the Nasdaq Stock Market advised Xcyte that it considers the Stock Purchase to be a “reverse merger” under Nasdaq’s Marketplace Rules. Based on this conclusion, Nasdaq advised Xcyte that upon consummation of the Stock Purchase, Xcyte’s common stock and convertible preferred stock will not be permitted to continue to trade on the Nasdaq National Market unless a new initial listing application for the stock of the combined company is filed and approved before consummation of the Stock Purchase. Cyclacel Pharmaceuticals, Inc. (as Xcyte will be renamed following the Stock Purchase) has filed an initial listing application for the listing of Xcyte’s common stock and convertible preferred stock following the Stock Purchase on the Nasdaq National Market under the trading symbols “CYCC” and “CYCCP”, respectively. This initial listing application has not yet been approved as to either class of stock and the application is subject to separate consideration with respect to each class of Xcyte stock. In order for such application to be approved with respect to either the common stock or the convertible preferred stock, such class must meet all of the initial inclusion criteria for initial listing on the Nasdaq National Market, including a minimum closing bid price of $5.00 per share. As of March 22, 2006, the bid price for both Xcyte’s common stock and Xcyte’s convertible preferred stock were below the minimum bid price of $5.00 per share. While Xcyte is hopeful that following the anticipated one for ten common stock reverse stock split approved by Xcyte’s stockholders on March 16, 2006, the bid price for Xcyte’s common stock may rise above the $5.00 minimum bid price per share, Xcyte cannot give any assurance that this will occur. Moreover, Xcyte cannot anticipate whether or not the minimum bid price for Xcyte’s convertible preferred stock will rise above $5.00 per share prior to the closing of the Stock Purchase.

If the Nasdaq does not approve the listing of Xcyte’s common stock or convertible preferred stock for trading on the Nasdaq National Market following the Stock Purchase, upon closing of the Stock Purchase the class (or classes) of Xcyte’s stock for which such application is not approved will no longer be listed for trading on the Nasdaq National Market. In such case, Xcyte may seek to have the applicable shares of common stock or convertible preferred stock listed for trading on the Nasdaq Capital Market.

Xcyte cannot assure you that it would be able to obtain listing for its shares of common stock or convertible preferred following the Stock Purchase on the Nasdaq National Market or the Nasdaq Capital Market or that it will be able on an ongoing basis to meet the maintenance requirements thereof.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not currently anticipate declaring or paying cash dividends on our common stock in the foreseeable future. We are, however, required to make quarterly dividend payments on our convertible preferred stock. Our ability to pay dividends on our common stock may be limited if we fail to pay accrued dividends on our convertible preferred stock. Except for dividends we are paying on the convertible preferred stock, we currently intend to retain all of our future earnings, if any, to finance operations. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and other factors that our board of directors may deem relevant.

Sales of Unregistered Securities and Issuer Repurchases of Securities

Other than sales disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, we did not make any unregistered sales of shares of our common stock in 2005. In addition, we did not repurchase any of our equity securities during the fourth quarter of 2005.

ITEM 6. SELECTED FINANCIAL DATA

This section presents our historical financial data. The following should be read with, and is qualified in its entirety by reference to, the financial statements included in this Form 10-K, including the notes to the financial statements, and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The statement of operations data for the years ended December 31, 2003, 2004 and 2005 and the balance sheet data as of December 31, 2004 and 2005 have been derived from our audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2001 and 2002 and the balance sheet data as of December 31, 2001, 2002 and 2003 have been derived from our audited financial statements that are not included in this Form 10-K. Historical results are not necessarily indicative of future results.

YEARS ENDED DECEMBER 31,	2001	2002	2003	2004	2005
(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Revenue:
License fee (1)	$—	$—	$—	$35	$809
Collaborative agreement	—	—	170	27	4
Government grant	30	—	—	—	—

Total revenue	30	—	170	62	813
Operating expenses:
Research and development	14,701	14,663	13,685	19,698	13,772
General and administrative (2)	5,204	4,979	4,322	6,876	9,669
Provision for asset impairment and other restructuring costs (3)	—	—	—	—	7,004
Loss on disposal of property and equipment	—	—	—	—	58

Total operating expenses	19,905	19,642	18,007	26,574	30,503

Loss from operations	(19,875)	(19,642)	(17,837)	(26,512)	(29,690)
Other income (expense), net	363	189	(620)	(13,076)	274

Net loss	(19,512)	(19,453)	(18,457)	(39,588)	(29,416)
Accretion of preferred stock	(8,411)	(8,001)	—	(8,973)	—

Net loss applicable to common stockholders	$(27,923)	$(27,454)	$(18,457)	$(48,561)	$(29,416)

Basic and diluted net loss per common share	$(22.14)	$(19.34)	$(12.40)	$(3.90)	$(1.50)

Shares used in basic and diluted net loss per common share calculation	1,261	1,420	1,488	12,440	19,650

AS OF DECEMBER 31,	2001	2002	2003	2004	2005
(in thousands)
BALANCE SHEET DATA
Cash, cash equivalents and short-term investments	$21,098	$17,344	$13,540	$47,318	$20,529
Working capital	19,135	15,570	(653)	43,947	15,703
Total assets	24,727	21,535	18,498	55,603	21,445
Long-term obligations, less current portion	1,046	1,514	1,555	4,071	1,623
Redeemable convertible preferred stock and warrants	57,629	65,673	67,071	—	—
Deficit accumulated during the development stage	(48,685)	(68,138)	(86,595)	(126,183)	(155,599)
Total stockholders’ equity (deficit)	(36,260)	(48,125)	(64,840)	44,120	14,603

(1)	As of December 31, 2005, the Company recognized the remaining unamortized license fee milestone payment from a collaborative agreement with Fresenius Biotech GmbH. The collaboration was terminated upon Fresenius’ failure to meet a required milestone by December 31, 2005 and the remaining deferred revenue was fully recognized.
(2)	General and administrative expenses have increased during the year ended December 31, 2005 as compared to prior years. The increase is primarily related to an increase in professional fees related to the Company’s evaluation and pursuit of strategic alternatives, as well as severance and retention expenses recorded in connection with the overall reduction in force during the year to the five employees as of December 31, 2005.
(3)	During third quarter 2005, the Company determined that their fixed assets were impaired and abandoned their Bothell, WA manufacturing facility. As a result, the Company recorded an asset impairment charge and other restructuring costs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto.

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements, including statements regarding product plans and investing activities, that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences included, but are not limited to, those discussed in the section entitled “Risk Factors” You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including the Form S-1 filed by us in October 2004 and the S-4 filed by us in February 2006. When used in this report, the words “expects,” “could,” “would,” “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. We caution our investors that our business and financial performance are subject to substantial risks and uncertainties.

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

We have incurred significant losses since our inception. As of December 31, 2005, our deficit accumulated during the development stage was $155.6 million. Our operating expenses consist of research and development expenses and general and administrative expenses.

We have recognized revenues from inception through December 31, 2005 of approximately $1,289,000 from license fees, payments under a collaborative agreement and income from a National Institutes of Health Phase I Small Business Innovation Research, or SBIR, grant in chronic lymphocytic leukemia. We currently do not market any products and we do not expect to have any product sales or royalty revenue in the foreseeable future. Our net losses are a result of research and development and general and administrative expenses incurred to support our operations.

On July 5, 2005, we announced that we were exploring various strategic alternatives and that we had retained SG Cowen & Co. as our financial advisor to assist us during this process. In connection with our ongoing evaluation of our strategic alternatives, we discontinued our clinical development program and substantially reduced our workforce. As of December 31, 2005, there were five remaining employees.

The Company has taken a number of actions to reduce its operating expenses and conserve its cash, including the discontinuation of all clinical trial activity. In connection with the discontinuation of all clinical trial activity, the Company determined that its long-lived assets should be tested for recoverability. Upon further evaluation, the Company determined that the carrying value of a significant part of its long-lived assets was not recoverable, and an impairment charge totaling $4.2 million was recorded to reduce the carrying value of long-lived assets to their estimated fair values during 2005. Additionally, the Company ceased use of its Bothell, Washington manufacturing facility during third quarter 2005 and has recorded restructuring charges totaling of $2.6 million, comprised of $2.8 million related to the estimated fair value of remaining operating lease obligations, net of estimated sublease income plus $176,000 of deferred charges related to the warrants issued in connection with leasing the Bothell facility, plus $233,000 related to a portion of the Bothell lease deposit which is no longer refundable, offset by $552,000 associated with the reversal of the related deferred rent liability.

In October 2005, the Board of Directors authorized management to negotiate and consummate the sale, transfer or assignment of the majority of the fixed assets held as of September 30, 2005. In connection with this authorization, the Board of Directors approved the repayment of the outstanding equipment financing obligations to third parties. During the fourth quarter of 2005 the Company sold the majority of its property and equipment and repaid its equipment financing debt. Both of these actions were taken to provide additional flexibility in the Company’s strategic alternatives. Based on our Stock Purchase Agreement with Cyclacel, the Company will continue to prepare its financial statements on the assumption that it will continue as a going concern. As such, the financial statements do not include any adjustments, other than the impairment charge, severance and retention expenses, and other restructuring charges as noted herein, to reflect possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from liquidity uncertainties or any future decisions made with respect to the Company’s strategic alternatives.

As a result of our evaluation of strategic alternatives, on December 15, 2005, we entered into a Stock Purchase Agreement with Cyclacel Group plc, a privately held company organized under the laws of England and Wales (“Cyclacel”), in which we agreed to purchase from Cyclacel all of the capital stock of Cyclacel Ltd., a wholly-owned subsidiary of Cyclacel.

Upon the closing of the Stock Purchase, we will issue to Cyclacel shares of our common stock which, after giving effect to the transaction, will represent approximately 80% of the outstanding shares of our common stock, subject to certain adjustments. It is anticipated that Cyclacel will then initiate a voluntary liquidation in which the shares of Xcyte common stock issued to Cyclacel in the transaction will be distributed to Cyclacel’s stockholders. In connection with the transactions, we will change our name to Cyclacel Pharmaceuticals, Inc.

In addition, on December 14, 2005, we entered into an Asset Purchase Agreement with Invitrogen Corporation, a Delaware corporation (“Invitrogen”) under which Invitrogen agreed to purchase our T cell expansion technology known as the “Xcellerate Process” in exchange for $5 million. (which we refer to herein as the Asset Sale). The purchase price is subject to a post-closing adjustment pursuant to which we may be required to refund up to $1 million to Invitrogen. The acquired assets will include intellectual property, the clinical data generated by us in the course of six clinical trials of our lead product, Xcellerated T Cells, as well as raw materials and equipment.

On March 16, 2006, we held a special meeting of our common stockholders, at which our common stockholders approved the share issuance contemplated in the Stock Purchase Agreement with Cyclacel and the asset sale contemplated in the Asset Purchase Agreement with Invitrogen. Xcyte’s common stockholders also approved (1) a new equity incentive plan to provide for equity awards to officers, employees and directors, (2) a reverse stock split of Xcyte’s common stock at a ratio of one share for each ten shares of common stock, which is anticipated to take place on the date of the closing of the Stock Purchase Agreement and (3) certain other amendments to Xcyte’s certificate of incorporation. Both the Stock Purchase and Asset Sale are anticipated to close prior to March 31, 2006, subject to the satisfaction of certain customary closing conditions. Our stock will begin trading on a split-adjusted basis once the reverse stock split becomes effective, which is expected to occur on the day of the Stock Purchase. All information in this report relating to the number of shares, price per share, and per share amounts of common stock are presented on a pre-split basis.

There can be no assurance that the Stock Purchase Agreement with Cyclacel or the Asset Purchase Agreement with Invitrogen will be completed or any transaction or other corporate action will result from our exploration of strategic alternatives. Further, there can be no assurance concerning the type, form, structure, nature, results, timing or terms and conditions of any such potential action, even if such an action does result from this exploration.

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

Our research and development efforts to date have primarily focused on the development of our proprietary Xcellerate Technology and Xcellerated T Cells. From inception through December 31, 2005, we incurred research and development expenses of approximately $100.3 million, substantially all of which relate to the research and development of this technology.

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

Impairment of Long-Lived Assets.

As of December 31, 2005, we had approximately $176,000 of property and equipment, net of accumulated depreciation. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on events or circumstances. The events or circumstances could include a significant decrease in market value, a significant change in asset condition or a significant adverse change in regulatory climate. Application of the test for impairment requires judgment.

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

We record stock options granted to non-employees using the fair value approach in accordance with SFAS 123 and Emerging Issues Task Force Consensus Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. We periodically revalue the options to non-employees over their vesting terms. We determine the fair value of options granted to non-employees using the Black-Scholes option-pricing model. We have adopted the provisions of SFAS 123R, “Share-Based Payment (Revised 2004) as of January 1, 2006 using the modified prospective method with no restatement related to the stock awards outstanding as of December 31, 2005.

Prior to our initial public offering, we determined the fair value of our common stock for purposes of these calculations based on our review of the primary business factors underlying the value of our common stock on the date these option grants were made or revalued, viewed in light of our initial public offering and the initial public offering price per share. Subsequent to our initial public offering, the fair value has been determined based on the price of the common stock as reported by the Nasdaq National Market in The Wall Street Journal.

Revenue Recognition

To date, we have generated no revenues from sales of products. Revenues relate to fees received for licensed technology, cost reimbursement contracts and a SBIR grant awarded to us by the National Institutes of Health. We recognize revenue associated with up-front license fees and research and development funding payments ratably over the relevant periods specified in the agreement, which generally is the period we are obligated to perform services. In certain circumstances, such as the December 2005 termination of our arrangement with Fresenius GmbH, the estimated period over which services are to be provided changes and revenue or the remaining balance of deferred revenue is recognized immediately when all performance obligations are considered to be met pursuant to the underlying agreements. In certain cases, the agreement may specify the delivery of services or goods over a period of time, without a fixed date. In those circumstances, we are required to estimate the period of time over which revenue should be recognized, and reflects our best estimate after evaluating past experience, level of effort and stage of development. We recognize revenue under research and development cost-reimbursement agreements as the related costs are incurred. We recognize revenue related to grant agreements as the related research and development expenses are incurred.

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

Clinical Trial Accruals

Prior to our July 2005 plan to explore strategic alternative, our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous academic institutions, site management organizations and clinical research organizations. These costs are a significant component of research and development expenses. In the normal course of business, we contract with third parties to conduct, supervise or monitor some or all aspects of clinical trials involving our Xcellerate Technology. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful accrual of patients or the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific agreements. In connection with our restructuring during 2005, clinical trials have been terminated. We continued to expense clinical trial costs based on our estimates of any remaining services received and efforts expended. In connection with the termination of clinical trials, the costs decreased significantly during the latter half of 2005.

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

Results of Operations

Years Ended December 31, 2005 and 2004

Revenue

Revenue was approximately $813,000 and $62,000 for the years ended December 31, 2005 and 2004, respectively. This consisted primarily of recognition of the remaining unamortized license fee milestone payment from our collaborative agreement with Fresenius Biotech GmbH. The collaboration was terminated upon Fresenius’ failure to meet a required diligence milestone by December 31, 2005. Pursuant to the underlying agreement, Xcyte did not have any further performance obligations subsequent to termination. Accordingly, the remaining deferred revenue was fully recognized.

Research and Development

Research and development expenses represented approximately 45% and 74% of our operating expenses for the years ended December 31, 2005 and 2004, respectively. Research and development expenses decreased 30%, from $19.7 million in the year ended December 31, 2004 to $13.8 million in the year ended December 31, 2005. The decrease was primarily the result of our decision to discontinue clinical operations in July 2005, which caused our expenditures in support of our clinical trials, including trial site costs and the purchase of equipment and supplies, to decrease significantly, from $6.2 million in the year ended December 31, 2004 to $2.8 million in the year ended December 31, 2005. Additionally, in the year ended December 31, 2005, we did not incur any expenses to further develop our bead technology, compared to our expenditure of $ 0.5 million to develop this technology in the year ended December 31, 2004. Our decision to discontinue clinical operations resulted in significant staff reductions, which gave rise to the reversal of a portion of the stock-based compensation charges previously recognized using the graded vesting method due to terminations and resulting stock option cancellations prior to legal vesting. Stock based compensation charges allocated to research and development decreased from $1.1 million in the year ended December 31, 2004, to a $0.4 million credit in the year ended December 31, 2005. We had no employees in research and development and clinical operations as of December 31, 2005 compared to 86 employees in research and development and clinical operations as of December 31, 2004. Personnel related costs remained consistent between the years ended December 31, 2005 and 2004. The decrease payroll costs due to the decrease in the number of employees from December 31, 2004 to December 31, 2005 was offset by the inclusion of $1.7 million related to severance and retention expensed in connection with the Company’s restructuring activities. These decreases were partially offset by an increase of $1.3 million in contractual payments to the third-party manufacturer of the antibodies used in our Xcellerate Technology.

General and Administrative

General and administrative expenses represented approximately 32% and 26% of our operating expenses for the years ended December 31, 2005 and 2004, respectively. General and administrative expenses increased 41%, from $ 6.9 million in the year ended December 31, 2004 to $ 9.7 million in the year ended December 31, 2005. The increases were due primarily to increases in professional fees, salary and other personnel-related expenses, depreciation expense and miscellaneous operating expenses totaling approximately $1.9 million, $739,000, $467,000 and $464,000, respectively. The salary and personnel related expenses included $1.0 million for the year ended December 31, 2005, related to severance and retention expensed in connection with the Company’s restructuring activities. The miscellaneous operating expenses primarily include increases related to the Board of Director stipends and fees paid in conjunction with the early termination of our equipment financing contracts. The early termination fees totaled $291,000 for the year ended December 31, 2005. There were no similar fees recorded in the year ended December 31, 2004. These increases were partially offset by a decrease of approximately $949,000 in non-cash stock compensation expense due to stock option cancellations resulting from staff reductions implemented upon our decision to discontinue clinical operations.

Restructuring Charges, Provision for Asset Impairment and Sales Tax Assessment

As a result of strategic decisions, since March 2005 the Company restructured its operations and reduced its workforce by 95% to five remaining employees as of December 31, 2005. In connection with this restructuring, the Company recorded charges consisting of severance, benefits, and outplacement services of $2.7 million for the year ended December 31, 2005. As of December 31, 2005, approximately $450,000 remains to be paid and is recorded in accrued compensation and benefits. These restructuring expenses and related liability as of December 31, 2005 include retention and severances benefits for the five remaining employees of the Company, and are considered to be estimable and probable as of December 31, 2005. Additionally, the Company paid vacation benefits to terminated employees, excluded from the restructuring charges and included in operating expenses in prior periods, totaling approximately $301,000 for the year ended December 31, 2005.

In connection with the Company’s decision to discontinue clinical trials, to pursue plans to identify and evaluate strategic options, and to implement cost reduction measures, the Company ceased utilization of its Bothell, Washington manufacturing facility in September 2005 and has been marketing the facility for a sublease tenant. As a result, the Company is no longer receiving any economic benefit related to the lease of the facility. Accordingly, the Company recognized a restructuring charge of $2.6 million, equal to $2.8 million related to the estimated fair value of the liability remaining under this leased manufacturing facility plus $176,000 related to remaining deferred charges for warrants issued in connection with renting the Bothell facility, plus $233,000 related to a portion of the deposit which is no longer refundable, net of the reversal of the related deferred rent liability of $552,000. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses. Under the current terms of the lease, the Company’s payment obligations expire December 1, 2010. The Company records payments of rent related to the Bothell facility as a reduction in the amount of the accrued restructuring liability. Accretion expense is recognized due to the passage of time, which is also reflected as a restructuring charge. Based on our current projections of estimated sublease income and a discount rate of 7.8%, the Company expects to record additional accretion expense of approximately $425,000 over the remaining term of the lease.

During 2005 the Company recognized an asset impairment loss of $4.2 million on certain facilities and equipment resulting from the Company’s decisions to reduce staff Company-wide, the Company’s decision to discontinue clinical trials, and plans to identify and evaluate strategic options. The loss on the equipment at the Bothell and Seattle, Washington locations were determined based on estimates of potential sales values of used equipment. In addition, the leasehold improvements at the Bothell, Washington manufacturing facility have been written-off completely as it was determined that the leasehold improvements had no fair value due to the inability to sell the assets separate from the facility and the difficulty in subleasing the space. During fourth quarter 2005, the Company adopted a plan to sell its laboratory and other equipment. The majority of the remaining long-lived assets were sold during fourth quarter 2005 for $1.5 million in proceeds. The actual sale of the long-lived assets during fourth quarter 2005 resulted in a loss on the sale of assets of $53,000 and a total loss on sale of assets of $58,000 for the entire year. The remaining property and equipment held by the Company expect to be sold during the first half of 2006. The actual sale of these remaining assets may result in a further gain or loss as the impairment charges recorded were based on estimates of fair value at that time, which may be different than amounts realized upon sale.

In connection with the abandonment of the leasehold improvements in the Seattle and Bothell facilities and the sale of assets in late 2005 the Company has been subjected to a State sales tax audit by the Department of Revenue of the State of Washington. In January 2006, Xcyte received tax assessments from the Department of Revenue of the State of Washington with respect to the Company’s utilization of the high-technology sales and use tax deferral program. Under the high-technology sale and use tax deferral program qualified Washington companies, such as Xcyte, are allowed to defer sales tax on purchases of qualified assets used in research and development activities. The deferred sales taxes are then forgiven by the State, generally over a period of eight years. According to the assessments, if the deferral program requirements continue to be met, the tax assessment will be waived. The total tax liability assessed by the State of Washington equals approximately $1 million. Xcyte management believes that the majority of the assets which previously qualified for the State of Washington sales tax deferral program continue to qualify as they have been retained by the Company or have been or will be sold or transferred to a qualified entity for qualified purposes. Xcyte is in the process of discussing the potential sales tax liability with the Department of Revenue of the State of Washington and is preparing to appeal the assessment. The appeal will be based on an evaluation of the extent to which the abandoned and disposed of assets have been rendered obsolete, sold or leased to eligible entities that continue to use the assets for purposes qualified under the program. The ultimate amount of the assessment that will be payable is dependent upon rulings and interpretations of the State tax laws related to this program. Based on an evaluation of the underlying asset dispositions and State tax law management believes that the potential loss from the ultimate settlement of the assessment ranges from $270,000 to $1 million. Based on this evaluation the Company has accrued $270,000 as a State tax assessment in 2005 and has included such amount in the accompanying statement of operations as a component of the provision for asset impairment and other restructuring costs.

The table below presents the total estimated restructuring and exit charges and a reconciliation of the associated liability for the year ended December 31, 2005 (in thousands):

	Workforce Reduction and Retention Costs	Facility Related Costs	Sales Tax Assessment	Total
Balance at January 1, 2005	—	—	—	—
Charges	$2,695	$2,616	$270	$5,581
Adjustment for lease-related deferred expenses and liabilities	—	143	—	143
Cash Payments	(2,245)	(209)	—	(2,454)

Balance at December 31, 2005	$450	$2,550	$270	$3,270

As of December 31, 2005, the liabilities for workforce reduction and retention costs, as well as the sales tax assessment costs are recorded in the Company’s balance sheet in accrued compensation and related benefits and other accrued liabilities, respectively.

Total provision for asset impairment charges and restructuring costs recognized in operations for the year ended December 31, 2005 are as follows:

Year Ended December 31, 2005
Workforce Reduction and Retention Costs
Expense classification:
General and administrative expenses	$1,037
Research and development expenses	1,658

Total	$2,695

Provision for Asset Impairment and Other Restructuring Costs:
Facility Related Costs:
Fair value of net lease obligation	$2,759
Adjustment for lease-related deferred expenses and liabilities	(143)

Facility related costs, net	2,616
Asset impairment loss	4,205
Accrued sales tax assessment	270
Other	(87)

Total Provision for Asset Impairment and Other Restructuring Costs:	$7,004

Other Income (Expense)

Other income, comprised primarily of interest income and interest expense, totaled $610,000 net interest income in the year ended December 31, 2005, compared to $12.3 million net interest expense in the year ended December 31, 2004. Interest income increased 128%, from $421,000 in the year ended December 31, 2004 to $960,000 in the year ended December 31, 2005, due to higher prevailing interest rates and lower premiums paid on bond purchases. Interest expense for the year ended December 31, 2005 totaled $350,000, compared to $12.8 million in the year ended December 31, 2004 which reflected a beneficial conversion and discount on convertible promissory notes issued in October 2003.

Also included in other expense in 2005 is the change in the derivative value associated with the make-whole payment on our outstanding convertible exchangeable preferred stock of $336,000. The valuation of the derivative is dependent upon many factors, including estimated market volatility, and may fluctuate significantly, which may have a significant impact on our statement of operations.

Stock-Based Compensation

During the year ended December 31, 2005 we recorded no deferred stock-based compensation, as compared to the years ended December 31, 2004 and 2003, when we recorded deferred stock-based compensation totaling $810,000 and $2.4 million, respectively. We amortize the deferred stock-based compensation to expense using the graded vesting method. As of December 31, 2005, there was $179,000 of deferred stock-based compensation estimated to be amortized in future periods as follows: $144,000 in 2006 and $35,000 in 2007. During the years ended December 31, 2005, 2004 and 2003, we granted non-employee stock options and warrants to purchase 55,000, 11,630 and 24,543 shares of our common stock, respectively. We determined the fair value of options and warrants granted to non-employees using the Black-Scholes option-pricing model. We will periodically measure this value as the underlying options vest. Total stock-based compensation expense for non-employees was $13,000, $65,000, and $360,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Income Taxes

We have incurred net operating losses since inception, and we have consequently not paid any federal, state or foreign income taxes. As of December 31, 2005, we had net operating loss carryforwards of approximately $121.5 million and research and development tax credit carryforwards of approximately $4.6 million. If not utilized, the net operating loss and tax credit carryforwards will expire at various dates beginning in 2011. If we do not achieve profitability, our net operating loss carryforwards may be lost. In addition, the change-in-ownership provisions as specified under Section 382 of the Internal Revenue Code of 1986, as amended, may substantially limit utilization of net operating loss and tax credit carryforwards annually.

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

Liquidity and Capital Resources

As of December 31, 2005, we had cash, cash equivalents and short-term investments of $20.5 million, with cash equivalents being held in highly liquid money market accounts with financial institutions. Cash, cash equivalents and short-term investments were $47.3 million and $13.5 million as of December 31, 2004 and 2003, respectively.

Net cash used in operating activities was $ 21.5 million, $21.1 million and $15.5 million in the years ended December 31, 2005, 2004 and 2003, respectively. Prior to the discontinuation of our clinical operations in July 2005, a majority of our expenditures in these periods were generally a result of research and development expenses and general and administrative expenses in support of our operations. During the latter half of 2005, a larger portion of our operating expenditures related to our restructuring activities, particularly severance costs, as well as the costs of exploring strategic alternatives and selling our business.

Our investing activities, other than purchases and maturities of investments, have consisted primarily of purchases of property and equipment offset by proceeds from sales of property and equipment in 2005. Purchases of property and equipment totaled $900,000, $4.4 million and $995,000 in the years ended December 31, 2005, 2004 and 2003, respectively. The significant decrease in purchases of property and equipment in the year ended December 31, 2005 is the result of the completion of a majority of our manufacturing plant construction in 2004 and our decision to discontinue clinical operations in July 2005.

Net cash used in financing activities totaled $5.5 million in the year ended December 31, 2005 compared to net cash provided by financing activities totaling $59.6 million and $12.8 million in the years ended December 31, 2004 and 2003, respectively. In March 2004, we raised net proceeds of approximately $29.7 million from the sale of 4,200,000 shares of common stock in our initial public offering. In connection with the initial public offering, all of our outstanding shares of redeemable convertible preferred stock and all of our outstanding convertible promissory notes, including interest accrued thereon through the closing date of the offering, were converted into 6,781,814 and 1,357,357 shares of our common stock, respectively. In November 2004, we raised net proceeds of approximately $27.5 million from the sale of 2,990,000 shares of our convertible preferred stock.

The following summarizes our long-term contractual obligations as of December 31, 2005 (in thousands):

		PAYMENTS DUE BY PERIOD
Contractual obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Operating leases	$264	$180	$83	$1	$—
Operating lease of manufacturing facility	5,437	1,013	3,321	1,103	—

Total	$5,701	$1,193	$3,404	$1,104	$—

Based on the current status of our decision to discontinue clinical operations, and without consideration of our cash needs if the proposed Stock Purchase is consummated, we believe that our current cash, cash equivalents and investments will be adequate to satisfy our capital needs over at least the next eighteen months. If the proposed Stock Purchase is not completed, we may consider other strategic alternatives which may require us to seek additional financing prior to that time. Additional financing may not be available on favorable terms, if at all.

Recent Accounting Pronouncements

In March 2004, the EITF reached a consensus on EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position No. 115-1 and FAS 124-1, (The Meaning of Other-Than-Temporary Impairment and it as Application to Certain Investments.” The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 with earlier application permitted. For Xcyte Therapies, the effective date will be the first quarter of 2006. The adoption of this accounting principle is not expected to have a significant impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment (Revised 2004). SFAS 123R establishes standards for the accounting for transactions in which an entity receives employee services in exchange for the entity’s equity instruments or liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2005 and will become effective for the Company beginning with the first quarter of 2006. We will adopt SFAS 123R using the modified prospective method with no restatement and will record the related stock compensation expense commencing January 1, 2006 with respect to the stock options outstanding December 31, 2005. The impact that the adoption of this statement will have on the Company’s financial position and results of operations will be determined by share-based payments granted in future periods, as well as the fair value model and assumptions the Company will choose, which have not been finalized yet.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets – an Amendment of APB Opinion No. 29.” This statement amends APB 29 to eliminate an exception to the fair value measurement principle for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and were effective for the Company beginning in the third quarter of fiscal 2005. The adoption of this accounting principle did not have a significant impact on our financial position or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB 20 cumulative effect accounting with retroactive restatement of comparative financial statements. It applies to all voluntary changes in accounting principle and defines “retrospective application” to differentiate it from restatements due to incorrect accounting. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and will become effective for the Company in 2006. The adoption of this accounting principle is not expected to have a significant impact on our financial position or results of operations.

In November 2005, the FASB issued final FASB Staff Position FAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides an alternative method of calculating excess tax benefits (the APIC pool) from the method defined in FAS123R for share-based payments. A one-time election to adopt the transition method in this FSP is available to those entities adopting FAS 123R using either the modified retrospective or modified prospective method. Up to one year from the initial adoption of FAS 123R or effective date of the FSP is provided to make this one-time election. However, until an entity makes its election, it must follow the guidance in FAS 123R. FSP 123R-3 is effective upon initial adoption of FAS 123R and will become effective for the Company in the first quarter of 2006. We are currently evaluating the potential impact of calculating the APIC pool with this alternative method and have not determined which method we will adopt, nor the expected impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our short-term investments as of December 31, 2005 consisted of $5.9 million in corporate bonds and $1.0 million in federal agency obligations with contractual maturities of one year or less. Due to the short-term nature of our investments, we believe that our exposure to market interest rate fluctuations is minimal. The corporate bonds in which we invest are rated “A” or better by both Moody’s and Standard and Poor’s. Our cash and cash equivalents are held primarily in highly liquid money market accounts. A hypothetical 10% change in short-term interest rates from those in effect at December 31, 2005 would not have a significant impact on our financial position or our expected results of operations. We do not currently hold any derivative financial instruments.

Foreign Currency Risk

We do not engage in foreign currency hedging; however, we have entered into certain contracts denominated in foreign currencies and therefore, we are subject to currency exchange risks. As of December 31, 2005, we do not have any further foreign currency payables or receivables. Accordingly, we will not have a significant impact on our financial position or our expected results of operations with respect to currency exchange risks going forward.

Derivatives Valuation Risk

The terms of our November 2004 convertible preferred stock offering include a dividend make-whole payment feature. This feature is considered to be an embedded derivative and was valued on the balance sheet at $3.0 million at December 31, 2004. The carrying value of this derivative was reduced by $1.3 million, during the year ended December 31, 2005, based on cash dividends paid and the fair value of common stock issued as dividend make-whole payments pursuant to voluntary holder conversions during this period. At December 31, 2005 the estimated fair value of the derivative liability was valued at $2.1 million, resulting in the recognition of $336,000 as a change in valuation of derivative during the year ended December 31, 2005 as a non-operating charge to net loss. As the fair value of this derivative may fluctuate significantly from period to period, the resulting change in valuation may have a significant impact on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Xcyte Therapies, Inc.

We have audited the accompanying balance sheets of Xcyte Therapies, Inc. (a development stage company) as of December 31, 2004 and 2005, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2005 and for the period from inception (January 5, 1996) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xcyte Therapies, Inc. (a development stage company) at December 31, 2004 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 and for the period from inception (January 5, 1996) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Seattle, Washington

March 20, 2006

XCYTE THERAPIES, INC.

(a development stage company)

BALANCE SHEETS

DECEMBER 31,	2004	2005
(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$13,897	$13,599
Short-term investments	33,421	6,930
Prepaid expenses and other current assets	1,021	393

Total current assets	48,339	20,922
Property and equipment, net	6,208	176
Deposits and other assets	1,056	347

Total assets	$55,603	$21,445

Liabilities and stockholders’ equity (deficit)

Current liabilities:
Accounts payable	$1,707	$1,202
Accrued compensation and related benefits	740	510
Other accrued liabilities	342	463
Derivative liability	3,020	2,072
Current portion of other accrued restructuring charges	—	972
Current portion of deferred revenue	47	—
Current portion of equipment financings	1,556	—

Total current liabilities	7,412	5,219
Other accrued restructuring charges, less current portion	—	1,578
Deferred revenue, less current portion	762	—
Equipment financings, less current portion	2,678	—
Other liabilities	631	45

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share
Authorized—5,000,000 shares as of December 31, 2004 and 2005
Designated 6% convertible exchangeable—2,990,000 shares as of December 31, 2004 and 2005
Issued and outstanding—2,079,813 and 2,046,813 as of December 31, 2004 and 2005, respectively
Aggregate preference in liquidation—$20,999 and $20,673 at December 31, 2004 and 2005, respectively	2	2
Common stock, par value $0.001 per share
Authorized—100,000,000 shares as of December 31, 2004 and 2005
Issued and outstanding—19,498,256 and 19,672,393 shares as of December 31, 2004 and 2005, respectively	19	19
Additional paid-in capital	171,708	170,374
Deferred stock compensation	(1,417)	(179)
Accumulated other comprehensive loss	(9)	(14)
Deficit accumulated during the development stage	(126,183)	(155,599)

Total stockholders’ equity (deficit)	44,120	14,603

Total liabilities and stockholders’ equity (deficit)	$55,603	$21,445

The accompanying notes are an integral part of these financial statements.

XCYTE THERAPIES, INC.

(a development stage company)

STATEMENTS OF OPERATIONS

Year ended December 31,	2003	2004	2005	Period from inception (January 5, 1996) to December 31, 2005
(in thousands, except share and per share data)
Revenue:
License fee	$—	$35	$809	$944
Collaborative agreement	170	27	4	201
Government grant	—	—	—	144

Total revenue	170	62	813	1,289
Operating expenses:
Research and development	13,685	19,698	13,772	100,295
General and administrative	4,322	6,876	9,669	37,996
Provision for asset impairment and other restructuring costs	—	—	7,004	7,004
Loss on disposal of property and equipment	1	—	58	253

Total operating expenses	18,008	26,574	30,503	145,548

Loss from operations	(17,838)	(26,512)	(29,690)	(144,259)
Other income (expense):
Interest income	149	421	960	4,853
Interest expense	(768)	(12,770)	(350)	(15,130)
Change in valuation of derivative	—	(727)	(336)	(1,063)

Other income (expense), net	(619)	(13,076)	274	(11,340)

Net loss	(18,457)	(39,588)	(29,416)	(155,599)
Accretion of preferred stock	—	(8,973)	—	(25,385)

Net loss applicable to common stockholders	$(18,457)	$(48,561)	$(29,416)	$(180,984)

Basic and diluted net loss per common share	$(12.40)	$(3.90)	$(1.50)

Shares used in computation of basic and diluted net loss per common share	1,488,218	12,440,381	19,650,115

The accompanying notes are an integral part of these financial statements.

XCYTE THERAPIES, INC.

(a development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	DEFERRED STOCK COMPENSATION	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	TOTAL
	Shares	Amount	Shares	Amount
(in thousands, except share data)
Common stock issued upon incorporation	—	$—	613,564	$1	$2	$—	$—	$—	$3
Deferred stock-based compensation	—	—	—	—	7	(7)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	2	—	—	2
Common stock issued August 1996 for technology license, valued at $0.0055 per share	—	—	36,110	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(551)	(551)

Balance at December 31, 1996	—	—	649,674	1	9	(5)	—	(551)	(546)
Common stock repurchases	—	—	(115,454)	—	(1)	—	—	—	(1)
Common stock issued August 1997 in acquisition, valued at $0.61 per share	—	—	545,434	—	330	—	—	—	330
Deferred stock-based compensation	—	—	—	—	9	(9)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	4	—	—	4
Common stock issued January 1997 for technology license, valued at $0.0055 per share	—	—	74,033	—	1	—	—	—	1
Stock options exercised	—	—	2,317	—	1	—	—	—	1
Net loss	—	—	—	—	—	—	—	(3,288)	(3,288)

Balance at December 31, 1997	—	—	1,156,004	1	349	(10)	—	(3,839)	(3,499)
Repurchase of founder’s stock	—	—	(16,098)	—	—	—	—	—	—
Stock options exercised	—	—	45	—	—	—	—	—	—
Deferred stock-based compensation	—	—	—	—	8	(8)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	6	—	—	6
Net loss	—	—	—	—	—	—	—	(5,446)	(5,446)

Balance at December 31, 1998	—	—	1,139,951	1	357	(12)	—	(9,285)	(8,939)
Common stock returned for technology license termination	—	—	(72,726)	—	—	—	—	—	—
Common stock issued June 1999 for technology license, valued at $0.55 per share	—	—	3,636	—	2	—	—	—	2
Deferred stock-based compensation	—	—	—	—	720	(720)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	93	—	—	93
Stock options exercised	—	—	9,769	—	5	—	—	—	5
Change in unrealized loss on investments	—	—	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	—	(6,947)	(6,947)

Comprehensive loss									(6,965)

Balance at December 31, 1999	—	—	1,080,630	1	1,084	(639)	(18)	(16,232)	(15,804)
Common stock issued December 2000 for technology license, valued at $27.28 per share	—	—	27,272	—	744	—	—	—	744
Issuance of common stock warrants	—	—	—	—	2,716	—	—	—	2,716
Deferred stock-based compensation	—	—	—	—	1,988	(1,988)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	770	—	—	770
Issuance and remeasurement of stock options in exchange for consulting services	—	—	—	—	112	—	—	—	112
Stock options exercised	—	—	128,922	—	228	—	—	—	228
Change in unrealized loss on investments	—	—	—	—	—	—	18	—	18
Net loss	—	—	—	—	—	—	—	(12,941)	(12,941)

Comprehensive loss									(12,923)

Balance at December 31, 2000	—	—	1,236,824	1	6,872	(1,857)	—	(29,173)	(24,157)
Common stock repurchased	—	—	(2,424)	—	(2)	—	—	—	(2)
Warrants issued November 2001 and beneficial conversion in preferred stock	—	—	—	—	13,060	—	—	—	13,060
Deferred stock-based compensation	—	—	—	—	1,652	(1,652)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	1,445	—	—	1,445
Issuance and remeasurement of stock options in exchange for consulting services	—	—	—	—	1,122	—	—	—	1,122
Stock options and warrants exercised	—	—	117,807	—	195	—	—	—	195
Accretion of redeemable convertible preferred stock	—	—	—	—	(8,411)	—	—	—	(8,411)
Net loss and comprehensive loss	—	—	—	—	—	—	—	(19,512)	(19,512)

Balance at December 31, 2001	—	$—	1,352,207	$1	$14,488	$(2,064)	$—	$(48,685)	$(36,260)

The accompanying notes are an integral part of these financial statements.

XCYTE THERAPIES, INC.

(a development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	DEFERRED STOCK COMPENSATION	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	TOTAL
	Shares	Amount	Shares	Amount
(in thousands, except share data)
Balance at December 31, 2001	—	$—	1,352,207	$1	$14,488	$(2,064)	$—	$(48,685)	$(36,260)
Common stock issued May 2002 for technology license, valued at $10.67 per share	—	—	63,636	—	679	—	—	—	679
Warrants issued February and March 2002 and beneficial conversion in preferred stock	—	—	—	—	12,325	—	—	—	12,325
Deferred stock-based compensation	—	—	—	—	3,188	(3,188)	—	—	—
Amortization of deferred compensation, net of reversal of $867 for terminated employees	—	—	—	—	(867)	3,372	—	—	2,505
Issuance and remeasurement of stock options in exchange for consulting services	—	—	—	—	65	—	—	—	65
Stock options and warrants exercised	—	—	108,024	1	10	—	—	—	11
Accretion of redeemable convertible preferred stock	—	—	—	—	(8,001)	—	—	—	(8,001)
Change in unrealized gain on investments	—	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	—	(19,453)	(19,453)

Comprehensive loss									(19,449)

Balance at December 31, 2002	—	—	1,523,867	2	21,887	(1,880)	4	(68,138)	(48,125)
Deferred stock-based compensation	—	—	—	—	2,423	(2,423)	—	—	—
Amortization of deferred compensation, net of reversal of $222 for terminated employees	—	—	—	—	(222)	1,529	—	—	1,307
Issuance and remeasurement of stock options in exchange for consulting services	—	—	—	—	360	—	—	—	360
Stock options and warrants exercised	—	—	22,757	—	84	—	—	—	84
Change in unrealized gain on investments	—	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	—	(18,457)	(18,457)

Comprehensive loss									(18,466)

Balance at December 31, 2003	—	—	1,546,624	2	24,532	(2,774)	(5)	(86,595)	(64,840)
Issuance of common stock at $8.00 per share, net of issuance costs	—	—	4,200,000	4	29,696	—	—	—	29,700
Conversion of preferred stock and warrants into common stock and warrants	—	—	6,781,814	6	76,037	—	—	—	76,043
Accretion of redeemable convertible preferred stock	—	—	—	—	(8,973)	—	—	—	(8,973)
Conversion of promissory notes and accrued interest into common stock	—	—	1,357,357	1	13,029	—	—	—	13,030
Recognition of beneficial conversion on convertible promissory notes	—	—	—	—	11,276	—	—	—	11,276
Issuance of convertible preferred stock at $10.00 per share, net of issuance costs	2,990,000	3	—	—	23,469	—	—	—	23,472
Conversions of preferred stock into common stock	(910,187)	(1)	3,873,124	4	(3)	—	—	—	—
Make-whole payment upon conversion of preferred stock	—	—	793,054	1	1,722	—	—	—	1,723
Deferred stock-based compensation	—	—	—	—	810	(810)	—	—	—
Amortization of deferred compensation, net of reversal of $30 for terminated employees	—	—	—	—	(30)	2,167	—	—	2,137
Issuance and remeasurement of stock options in exchange for consulting services	—	—	—	—	65	—	—	—	65
Issuance of common stock in connection with employee stock purchase plan	—	—	5,108	—	10	—	—	—	10
Stock options and warrants exercised	—	—	941,175	1	68	—	—	—	69
Change in unrealized loss on investments	—	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	—	(39,588)	(39,588)

Comprehensive loss									(39,592)

Balance at December 31, 2004	2,079,813	$2	19,498,256	$19	$171,708	$(1,417)	$(9)	$(126,183)	$44,120
Conversions of preferred stock into common stock	(33,000)		140,425
Make-whole payment upon conversion of preferred stock			26,216		63				63
Amortization of deferred stock-based compensation, net of reversals for terminated employees					(1,416)	1,238			(178)
Issuance and remeasurement of stock options in exchange for consulting services					13				13
Issuance of common stock in connection with employee stock purchase plan			7,496		6				6
Change in unrealized loss on investments							(5)		(5)
Net loss								(29,416)	(29,416)

Comprehensive loss									(29,421)

Balance at December 31, 2005	2,046,813	$2	19,672,393	$19	$170,374	$(179)	$(14)	$(155,599)	$14,603

The accompanying notes are an integral part of these financial statements.

XCYTE THERAPIES, INC

(a development stage company)

STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,			PERIOD FROM INCEPTION (JANUARY 5, 1996) TO DECEMBER 31, 2005
(in thousands)	2003	2004	2005
Cash flows from operating activities
Net loss	$(18,457)	$(39,588)	$(29,416)	$(155,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash research and development expense for technology licenses	—	—	—	1,716
Amortization of investment premiums, net	89	300	389	995
Non-cash stock compensation expense	1,667	2,202	(165)	9,828
Non-cash interest expense	365	12,559	39	13,101
Non-cash rent expense	34	34	26	162
Change in valuation of derivative	—	727	336	1,063
Depreciation and amortization	840	1,006	1,159	6,856
Provision for asset impairment and restructuring costs	—	—	7,091	7,091
Loss on sale of property and equipment	1	—	58	253
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	140	(536)	635	(496)
(Increase) decrease in deposits and other assets	(825)	582	275	(424)
Increase (decrease) in accounts payable	359	753	(505)	1,202
Increase (decrease) in accrued liabilities	301	875	(1,432)	1,266

Net cash used in operating activities	(15,486)	(21,086)	(21,510)	(112,986)

Cash flows from investing activities
Purchases of property and equipment	(995)	(4,447)	(900)	(12,264)
Proceeds from sale of property and equipment	—	—	1,503	1,567
Net cash acquired in acquisition	—	—	—	437
Purchases of investments available-for-sale	(30,543)	(79,982)	(52,293)	(195,609)
Purchases of investments held-to-maturity	—	—	—	(17,732)
Proceeds from maturities of investments available-for-sale	32,761	57,555	78,390	200,256
Proceeds from maturities of investments held-to-maturity	—	—	—	5,145

Net cash provided by (used in) investing activities	1,223	(26,874)	26,700	(18,200)

Cash flows from financing activities
Net proceeds from issuances of preferred stock	—	27,488	—	103,042
Net proceeds from issuances of common stock	—	29,700	—	29,700
Net proceeds from issuances of convertible promissory notes	12,660	—	—	12,660
Common stock repurchased	—	—	—	(3)
Proceeds from stock options and warrants exercised	83	69	—	591
Payment of preferred stock dividends	—	—	(1,221)	(1,221)
Proceeds from issuances of common stock in connection with employee stock purchase plan	—	10	6	16
Proceeds from equipment financings	913	3,629	1,129	10,810
Principal payments on equipment financings	(880)	(1,280)	(5,402)	(10,810)

Net cash provided by financing activities	12,776	59,616	(5,488)	144,785

Net increase (decrease) in cash and cash equivalents	(1,487)	11,656	(298)	13,599
Cash and cash equivalents at beginning of period	3,728	2,241	13,897	—

Cash and cash equivalents at end of period	$2,241	$13,897	$13,599	$13,599

Supplemental cash flow information
Interest paid	$212	$276	$364	$1,981

Non-cash investing and financing activities
Common stock issued for acquisition	$—	$—	$—	$330
Preferred stock issued for acquisition	$—	$—	$—	$579
Preferred stock warrants issued for acquisition	$—	$—	$—	$330
Preferred stock warrants issued in connection with equipment financing	$14	$—	$—	$298
Preferred stock warrants issued in connection with lease	$—	$—	$—	$340
Preferred stock warrants issued in preferred stock financing	$—	$—	$—	$48
Issuance of common stock warrants and beneficial conversion in preferred stock	$—	$—	$—	$25,385
Accretion of preferred stock	$—	$(8,973)	$—	$(25,385)
Conversion of redeemable convertible preferred stock and warrants into common stock and warrants	$—	$76,043	$—	$76,043
Conversion of promissory notes and accrued interest into common stock	$—	$13,065	$—	$13,065
Common stock issued in satisfaction of make-whole payments upon conversion of preferred stock	$—	$1,723	$63	$1,785
Property and equipment costs accrued	$148	$300	$—	$—

The accompanying notes are an integral part of these financial statements.

XCYTE THERAPIES, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Xcyte Therapies, Inc. (the Company), a development stage enterprise, operates in one business segment, and until third quarter 2005, was actively developing products based on T cell activation to treat cancer, infectious diseases and other medical conditions associated with compromised immune systems. As a development stage enterprise, substantially all efforts of the Company to date have been devoted to performing research and experimentation, conducting clinical trials, developing and acquiring intellectual properties, raising capital and recruiting and training personnel. In July 2005 the Company announced a plan to evaluate its strategic alternatives. In conjunction with this plan, the Company also announced its decision to discontinue the clinical development of its products.

The Company has incurred operating losses and negative cash flows from operations since inception. As of December 31, 2005, the Company had net working capital of $15.7 million and an accumulated deficit of $155.6 million with total stockholders’ equity of $14.6 million.

Proposed Stock Purchase with Cyclacel

As a result of our evaluation of strategic alternatives, on December 15, 2005, we entered into a Stock Purchase Agreement (which we refer to herein as the Stock Purchase Agreement) with Cyclacel Group plc, a privately held company organized under the laws of England and Wales (“Cyclacel”), in which we agreed to purchase from Cyclacel all of the capital stock of Cyclacel Ltd., a limited company organized under the laws of England and Wales and a wholly-owned subsidiary of Cyclacel (which we refer to herein as the Stock Purchase).

Upon the closing of the Stock Purchase, we will issue to Cyclacel shares of our common stock which, after giving effect to the transaction, will represent approximately 80% of the outstanding shares of our common stock, subject to certain adjustments. It is anticipated that Cyclacel will then initiate a voluntary liquidation in which the shares of Xcyte common stock issued to Cyclacel in the transaction will be distributed to Cyclacel’s stockholders. Cyclacel will be considered the acquiring company for accounting purposes. In connection with the transaction, we will change our name to Cyclacel Pharmaceuticals, Inc. The transaction will be accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. The purchase price in this proposed transaction will be the sum of the fair values of Xcyte outstanding convertible preferred stock and common stock, Xcyte outstanding stock options (as estimated using the Black-Scholes option pricing model) and Cyclacel transaction costs.

The total purchase price will be allocated to the Xcyte net tangible and intangible assets acquired and liabilities assumed, based on their fair values as of the completion of the proposed transaction.

Asset Purchase Agreement

In addition, on December 14, 2005, we entered into an Asset Purchase Agreement (which we refer to herein as the Asset Purchase Agreement) with Invitrogen Corporation, a Delaware corporation (“Invitrogen”) in which Invitrogen agreed to purchase our T cell expansion technology known as the “Xcellerate Process” in exchange for $5 million (which we refer to herein as the Asset Sale). The purchase price is subject to a post-closing adjustment pursuant to which we may be required to refund up to $1 million to Invitrogen. The assets subject to the agreement include intellectual property, the clinical data generated by us in the course of six clinical trials of our lead product, Xcellerated T Cells, as well as raw materials and equipment.

Stockholder Approval

On March 16, 2006, we held a special meeting of our common stockholders, at which our common stockholders approved the share issuance contemplated in the Stock Purchase Agreement with Cyclacel and the asset sale contemplated in the Asset Purchase Agreement with Invitrogen. Xcyte’s common stockholders also approved (1) a new equity incentive plan to provide for equity awards to officers, employees and directors, (2) a reverse stock split of Xcyte’s common stock at a ratio of one share for each ten shares of common stock, which is anticipated to take place on the date of closing of the Stock Purchase Agreement and (3) certain other amendments to Xcyte’s certificate of incorporation. Both the Stock Purchase and Asset Sale are anticipated to close prior to March 31, 2006, subject to the satisfaction of certain customary closing conditions. Our stock will begin trading on a split-adjusted basis once the reverse stock split becomes effective, which is expected to occur on the day of the Stock Purchase. All information in this report relating to the number of shares, price per share, and per share amounts of common stock are presented on a pre-split basis.

These financial statements have been prepared in accordance with U.S. GAAP, assuming that the Company will continue as a going concern. Based on our Stock Purchase Agreement with Cyclacel, the Company will continue to prepare its financial statements on the assumption that it will continue as a going concern. As such, the financial statements do not include any adjustments, other than the impairment charge, severance and retention expenses, and other restructuring charges as noted herein, to reflect possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from liquidity uncertainties or any future decisions made with respect to the Company’s strategic alternatives.

There can be no assurance that the Stock Purchase Agreement with Cyclacel or the Asset Purchase Agreement with Invitrogen will be completed or any transaction or other corporate action will result from our exploration of strategic alternatives. Further, there can be no assurance concerning the type, form, structure, nature, results, timing or terms and conditions of any such potential action, even if such an action does result from this exploration.

Cash, cash equivalents

Cash equivalents include highly liquid investments purchased with a maturity of three months or less on the date of purchase. The Company’s cash equivalents consist of money market securities. The objectives of our cash management are the safety and preservation of funds, liquidity sufficient to meet cash flow requirements and attainment of a market rate of return. While cash and cash equivalents held by financial institutions may at times exceed federally insured limits, management believes that no material credit or market risk exposure exists due to the high quality of the institutions. The Company has not experienced any losses on such accounts.

Short-term investments

At times we invest in certain marketable debt securities. Debt securities at December 31, 2005 consist of investment-grade government and commercial securities purchased to generate a higher yield than cash equivalents. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” such investment securities are classified as available-for-sale and are carried at fair value. Under SFAS 115, unrealized gains and losses, net of taxes, are reported in a separate component of stockholders’ equity until realized. Amortization, accretion, interest and dividends, realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. For the purpose of computing realized gains and losses, the cost of securities sold is based on the specific-identification method. Investments in securities with maturities of less than one year or which management intends to use to fund current operations are classified as short-term investments.

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

Property and equipment

During third quarter 2005, the Company determined that the carrying value of a significant part of its fixed assets was not recoverable, and recorded an impairment charge to reduce the carrying value of its long-lived assets to their estimated fair values. A significant portion of this property, plant and equipment were sold during fourth quarter 2005. Prior to this impairment, property and equipment was stated at cost and is depreciated using the straight-line method over the assets’ useful lives, which are six years for equipment and furniture and fixtures and three years for computer equipment. The remaining assets are expected to be sold during the first half of 2006. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the lease.

Expenditures for maintenance and repairs are expensed as incurred. Gains and losses from disposal representing the difference between any proceeds received from the sale of property, plant and equipment and the recorded values of the asset disposed are recorded in total operating expenses.

Impairment of long-lived assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the Company reviews the carrying value and fair value of its long-lived assets whenever events or changes in business circumstances indicate that there may be an impairment in value. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Long-lived assets to be held and used, including assets to be disposed of other than by sale, for which the carrying amount is not recoverable are adjusted to their estimated fair value at the date an impairment is indicated, which establishes a new basis for the assets for depreciation purposes. Long-lived assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell. During the year ended December 31, 2005, we recorded an asset impairment loss of $4.2 related to the sale and write-off of fixed assets in our Bothell manufacturing facility we exited in September 2005 and our Seattle office assets which are no longer in use. This impairment is described in Note 11. We have not recorded any other material impairment losses..

Revenue recognition

To date, the Company has generated no revenues from sales of products. Revenues relate to fees received for licensed technology, cost reimbursement contracts and a Small Business Innovation Research (SBIR) grant awarded to the Company by the National Institutes of Health. Revenue associated with up-front license fees and research and development funding payments are recognized ratably over the relevant periods specified in the agreement, generally the period the Company is obligated to perform services. In certain circumstances, such as the December 2005 termination of our arrangement with Fresenius GmbH, the estimated period over which services are to be provided changes and revenue or the remaining balance of deferred revenue is recognized immediately when all performance obligations are considered to be met pursuant to the underlying agreements. In certain cases, the agreement may specify the delivery of services or goods over a period of time, without a fixed date. In those circumstances, the Company is required to estimate the period of time over which revenue should be recognized, which is based on the best estimate after considering past experience, level of effort and stage of development. Revenue under research and development cost-reimbursement agreements is recognized as the related costs are incurred. Revenue related to grant agreements is recognized as related research and development expenses are incurred.

Research and development expenses

Expenditures relating to the development of new products and processes are expensed as incurred. These costs include, but are not limited to, personnel costs, lab supplies, depreciation, amortization and other indirect costs directly related to the Company’s research and development activities.

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

All of the options granted during 2003, 2004 and 2005 expire after ten years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results for options granted during the periods presented:

	Years ended December 31,
	2003	2004	2005
Weighted average risk free interest rate	5.00%	5.00%	3.90%
Expected dividend yield	0%	0%	0%
Expected volatility	80%	80%	82%
Expected life (in years)	4.0	4.0	4.0
Weighted average fair value	$13.76	$3.21	$0.78

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company’s pro forma information follows (in thousands, other than per share information):

YEAR ENDED DECEMBER 31,	2003	2004	2005
Net loss applicable to common stockholders, as reported	$(18,457)	$(48,561)	$(29,416)
Add: Employee stock-based compensation, as reported	1,307	2,137	(178)
Deduct: Stock-based compensation determined under the fair value method	(1,612)	(2,972)	119

Pro forma net loss	$(18,762)	$(49,396)	$(29,475)

Basic and diluted pro forma net loss per share	$(12.61)	$(3.97)	$(1.50)

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

Deferred stock–based compensation includes the intrinsic value of stock options granted that is recorded when the exercise price of an option is lower than the fair value of the underlying common stock on the date of grant. Deferred stock-based compensation is amortized over the vesting period of the underlying option using the graded-vesting method. In addition to the scheduled amortization of deferred compensation, net of reversals for forfeitures due to terminations, of $178,000 (reversal) during the year ended December 31, 2005, deferred compensation decreased $1,416,000 during the year in connection with employee forfeitures as a result of the Company’s restructuring activities. This decrease also resulted from the deferred compensation amortization of the options of the remaining employees.

Income taxes

The Company accounts for income taxes utilizing the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Under the liability method of SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.

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

Fair value of financial instruments

Financial instruments, including cash and cash equivalents and payables, are recorded at cost, which approximates fair value based on the short-term maturities of these instruments. Short term investments are carried at fair value, which is determined based on quoted market prices. Refer to Note 2 for further information on the fair value of investments.

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

Operating leases

We recognize lease expense on a straight-line basis over the initial lease term. We have operating leases on real property and equipment expiring at various dates through 2010. For leases that contain rent holidays or escalation clauses, we recognize rent expense on a straight-line basis and record the difference between the rent expense and rental amount payable as deferred rent. The deferred rent is amortized over the terms of the leases as an addition to, or reduction of, rent expense.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

During fiscal 2005, we concluded it was appropriate to reclassify amounts between accrued liabilities and accrued compensation to be consistent with the December 31, 2005 presentation. The change in classification does not affect our previously reported results in any period presented.

Recent accounting pronouncements

In March 2004, the EITF reached a consensus on EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position No. 115-1 and FAS 124-1, (The Meaning of Other-Than-Temporary Impairment and it as Application to Certain Investments.” The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 with earlier application permitted. For Xcyte Therapies, the effective date will be the first quarter of 2006. The adoption of this accounting principle is not expected to have a significant impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment (Revised 2004). SFAS 123R establishes standards for the accounting for transactions in which an entity receives employee services in exchange for the entity’s equity instruments or liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2005 and will become effective for the Company beginning with the first quarter of 2006. We will adopt SFAS 123R using the modified prospective method with no restatement and will record the related stock compensation expense commencing January 1, 2006 with respect to the stock options outstanding December 31, 2005. The impact that the adoption of this statement will have on the Company’s financial position and results of operations will be determined by share-based payments granted in future periods, as well as the fair value model and assumptions the Company will choose, which have not been finalized yet.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets – an Amendment of APB Opinion No. 29.” This statement amends APB 29 to eliminate an exception to the fair value measurement principle for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and were effective for the Company beginning in the third quarter of fiscal 2005. The adoption of this accounting principle did not have a significant impact on our financial position or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB 20 cumulative effect accounting with retroactive restatement of comparative financial statements. It applies to all voluntary changes in accounting principle and defines “retrospective application” to differentiate it from restatements due to incorrect accounting. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and will become effective for the Company in 2006. The adoption of this accounting principle is not expected to have a significant impact on our financial position or results of operations.

In November 2005, the FASB issued final FASB Staff Position FAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides an alternative method of calculating excess tax benefits (the APIC pool) from the method defined in FAS123R for share-based payments. A one-time election to adopt the transition method in this FSP is available to those entities adopting FAS 123R using either the modified retrospective or modified prospective method. Up to one year from the initial adoption of FAS 123R or effective date of the FSP is provided to make this one-time election. However, until an entity makes its election, it must follow the guidance in FAS 123R. FSP 123R-3 is effective upon initial adoption of FAS 123R and will become effective for the Company in the first quarter of 2006. We are currently evaluating the potential impact of calculating the APIC pool with this alternative method and have not determined which method we will adopt, nor the expected impact on our financial position or results of operations.

2. SHORT-TERM INVESTMENTS

A summary of investments follows (in thousands):

	December 31, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Federal agency obligations	$14,111	$1	$(11)	$14,101
Corporate bonds	17,318	15	(12)	17,321
Municipal bonds	2,001	—	(2)	1,999

Total	$33,430	$16	$(25)	$33,421

	December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Federal agency obligations	$1,000	$—	$(4)	$996
Corporate bonds	5,944	—	(10)	5,934

Total	$6,944	$—	$(14)	$6,930

The Company has realized no gains or losses upon the sale of available-for-sale securities during the years ended December 31, 2003, 2004 and 2005 as no investments were sold prior to maturity. The Company has evaluated the nature of the investments, the duration of the impairments (all less than 1 year) and concluded that the impairments are not other-than-temporary. All investments held at December 31, 2004 and 2005 have contractual maturities within one year.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

December 31,	2004	2005
Equipment	$5,649	$16
Furniture and fixtures	494	5
Leasehold improvements	930	837
Computer equipment	1,273	196
Construction in process	2,047	—

Property and equipment, gross	10,393	1,054
Less accumulated amortization and depreciation	(4,185)	(878)

Property and equipment, net	$6,208	$176

Depreciation expense totaled $840,000, $1.0 million and $1.2 million during the years ended December 31, 2003, 2004 and 2005, respectively.

No interest cost was capitalized during the years ended December 31, 2003. Interest cost incurred totaled $12.8 million and $414,000 during the years ended December 31, 2004 and 2005, respectively of which $78,000 and $64,000 was capitalized to construction in process.

The reduction in fixed assets is primarily attributable to the $4.2 million asset impairment recorded during the third quarter of 2005 and the sale of excess assets in the fourth quarter of 2005. See further discussion in Note 11.

4. SIGNIFICANT AGREEMENTS

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

In addition, the Company entered into a license agreement with the Fred Hutchinson Cancer Research Center in 1999, in which the Company was granted a license to make, use and sell a specific antibody for certain therapeutic and research purposes. In consideration for the license, the Company paid nonrefundable license fees of $50,000. The Company also agreed to issue 27,272 shares of common stock, valued at $744,000, to the Fred Hutchinson Cancer Research Center. The Company charged research and development expense for all nonrefundable fees paid and the value of the common stock issued.

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

All license agreements require the payment of royalties by the Company based on sales and services. No royalty payments have been required or paid through December 31, 2005.

We intend to assign each of these agreements to Invitrogen upon the closing of the asset sale contemplated under our Asset Purchase Agreement. See Note 1 for further discussion.

Manufacturing and supply contracts

The Company entered into a development and supply agreement with Dynal S.A. during the year ended December 31, 1999, agreeing to make nonrefundable payments totaling $3.0 million for certain development activities conducted by Dynal. As of December 31, 2004, the Company had made payments totaling the full $3.0 million under the agreement, which were charged to research and development expense. Under the terms of the supply agreement, should the Company not buy a minimum $250,000 of beads in the first 12 months after the development phase ends and $500,000 of beads annually thereafter over the remaining term of the agreement, Dynal shall have the right to terminate the agreement. As of December 31, 2004, the development phase, as defined in the Dynal agreement, has not yet been completed. Either party may terminate the agreement as of August 2009 for any reason, or earlier on account of the material breach or insolvency of the other party. If the agreement is not terminated by August 2009, either party can elect to extend the terms of the agreement for an additional five years. Otherwise, it will automatically renew on a year to year basis. In March 2004, the Company amended the agreement to allow Dynal to sell a research-grade version of the Company’s antibody-coated beads. As of December 31, 2005, no such sales had occurred.

During the year ended December 31, 2000, the Company entered into development and supply agreements with Lonza Biologics PLC (Lonza) for the development and production of cGMP-grade antibodies. In 2004, the Company amended its agreements with Lonza. Under the terms of the agreements, the Company is obligated to make payments in British pounds. Exchange rate gains and losses have been insignificant to date. The Company paid approximately $1.3 million, $94,000 and $1.7 million under the agreements during the years ended December 31, 2003, 2004 and 2005, respectively, all of which were charged to research and development expense. There are no remaining payments due as of December 31, 2005.

Both the Dynal and Lonza agreements are expected to be assigned to Invitrogen upon the closing of the asset sale contemplated under our Asset Purchase Agreement. See Note 1 for further discussion.

Corporate collaborations

In November 2003, the Company licensed to Fresenius Biotechnology GmbH, a wholly-owned subsidiary of Fresenius AG, the Company’s Xcellerate Technology on an exclusive basis in the field of HIV retroviral gene therapy, for development and commercialization in Europe with an option under certain circumstances to expand their rights to North America. The agreement with Fresenius requires the Company to transfer its Xcellerate Technology, including manufacturing capability, to Fresenius and supply all antibody-coated beads required by Fresenius to support its development and commercialization efforts. Fresenius had previously agreed to reimburse the Company for its expenses in transferring the technology and to pay the Company for the antibody-coated beads on a cost-plus basis. For the years ended December 31, 2003, 2004 and 2005, the Company has recognized revenue of $170,000, $27,000 and $4,000, respectively, related to the reimbursement of its actual costs. The terms of the agreement include potential royalties on net sales as well as potential milestone payments to the Company less applicable sublicense fees payable by Xcyte to third parties for each product developed. For the year ended December 31, 2004, the Company has recognized $35,000 as revenue related to upfront payments received. These payments have been deferred and are being amortized to revenue over the estimated service period of 18 years. The agreement is also subject to earlier termination by Fresenius at any time if Fresenius determines it cannot develop a commercially viable product or complete a required manufacturing audit; by Xcyte if Fresenius does not meet development milestones; and by either party for the material breach or insolvency of the other party. Pursuant to the terms of the agreement, the contract has been terminated as of December 31, 2005 and there are no remaining obligations of the Company. Accordingly, the Company recognized $809,000 during the period ended December 31, 2005, representing the remaining deferred revenue recorded in connection with upfront payments received in the prior year.

5. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS

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

During the year ended December 31, 2002, the Company completed a private placement of 808,040 shares at $15.29 per share of Series F redeemable preferred stock for $12.3 million, net of offering costs of $30,000. In connection with the offering, holders of the Series F preferred stock received warrants to purchase 439,932 shares of common stock at an exercise price of $0.055 per share. The net proceeds from the Series F preferred stock offering were allocated based on the relative fair values of the warrants, using the Black-Scholes option-pricing model, and the preferred stock. The Company assigned $4.3 million to the value of the warrants and $8.0 million to the value of the preferred stock. After allocating a portion of the proceeds to the common stock warrants, the effective conversion price of the preferred stock was at a discount to the price of the common stock into which the preferred stock was convertible. The discount associated with the beneficial conversion was limited to the proceeds allocated to the preferred stock, or $8.0 million. Accordingly, the preferred stock was initially recorded at zero. The Company recognized the amortization of the discount associated with the beneficial conversion of $8.0 million as a charge to additional paid-in capital (also shown as a deduction to arrive at net loss applicable to common stockholders) and a credit to preferred stock immediately upon issuance since the preferred stock could be converted into common stock at any time, at the holder’s option. The remaining discount of $4.3 million was amortized in March 2004, when the preferred stock was converted into common stock upon the closing of the Company’s initial public offering.

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

During the year ended December 31, 2000, the Company issued a warrant for the purchase of 14,545 shares of Series D preferred stock at an exercise price of $15.29 per share, in connection with a lease for a manufacturing facility. The estimated fair value of the warrant of $340,000 was recorded as deferred rent and is being recognized as additional rent expense over the initial term of the lease. During third quarter 2005, the remaining deferred rent was written off in connection with the Company’s lease restructuring charges.

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

6. PREFERRED STOCK

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

Dividends on the Preferred Stock will be cumulative from the date of original issue at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10 per share, plus accrued and unpaid dividends. In January 2005, the Company’s board of directors declared a quarterly dividend in the amount of $0.1467 per share of Preferred Stock, which was paid on February 1, 2005, to the holders of record as of the close of business on January 21, 2005. This quarterly dividend distribution totaled $300,000. In April, July and October 2005, the Company’s Board of Directors declared quarterly dividends in the amount of $0.15 per share of preferred stock, which were paid on the first business day in May, August and November 2005, respectively. Each quarterly dividend distribution totaled $307,000 to holders of record as of the close of business on April 22, 2005, July 22, 2005 and October 21, 2005, respectively. In January 2006, the Company’s Board of Directors declared a quarterly dividend in the amount of $0.15 per share of preferred stock, which was paid on February 1, 2006 to the holders of record as of the close of business on January 20, 2006. This quarterly dividend distribution totaled $307,000.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s common stock at a conversion rate of approximately 4.2553 shares of common stock for each share of Preferred Stock, based on an initial conversion price of $2.35. The initial conversion price is subject to adjustment in certain events, including the planned one for ten reverse stock split of Xcyte’s common stock pursuant to which the conversion price of the convertible preferred stock will equal approximately $23.50. Such adjusted conversion price is equivalent to a conversion rate of approximately 0.42553 shares of common stock for each share of convertible preferred stock. The Company has reserved 8,709,843 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding as of December 31, 2005 (prior to giving effect to the planned one for ten reverse stock split of Xcyte’s common stock). At December 31, 2004, holders had voluntarily converted 910,187 shares of Preferred Stock into 3,873,124 shares of common stock. In the first quarter of 2005, holders voluntarily converted 33,000 shares of preferred stock into 140,425 shares of common stock.

The Company may automatically convert the Preferred Stock into common stock if the closing price of the Company’s common stock has exceeded $3.53, which is 150% of the conversion price of the Preferred Stock, for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion.

If the Company elects to automatically convert, or the holder elects to voluntarily convert, some or all of the Preferred Stock into common stock prior to November 3, 2007, the Company will make an additional payment on the Preferred Stock equal to the aggregate amount of dividends that would have been payable on the Preferred Stock through and including November 3, 2007, less any dividends already paid on the Preferred Stock. This additional payment is payable in cash or, at the Company’s option, in shares of the Company’s common stock, or a combination of cash and shares of common stock. At December 31, 2004, the Company had issued 793,054 shares of common stock to converting holders in satisfaction of this additional payment. During first quarter 2005, the Company issue 26,216 shares of common stock to converting holders in satisfaction of the required dividend make-whole payments.

In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments (SFAS 133), the Company is required to separate and account for, as an embedded derivative, the dividend make-whole payment feature of the Preferred Stock offering. As an embedded derivative instrument, the dividend make-whole payment feature must be measured at fair value and reflected as a liability. Changes in the fair value of the derivative are recognized in earnings as a component of other income (expense). The Company determined the fair value of the dividend make-whole payment feature to be $4.0 million at October 29, 2004 (the commitment date). This amount was allocated from the proceeds of the Preferred Stock to the derivative liability. The carrying value of this derivative was reduced by $1.7 million during the period from November 3, 2004 through December 31, 2004, and $1.3 million during the year ended December 31, 2005 based on cash dividends paid and the fair value of common stock issued as dividend make-whole payments pursuant to voluntary holder conversions during the periods. At December 31, 2004 and 2005, the derivative liability was valued at $3.0 million and $2.1 million, respectively. As a result, the Company has recognized $727,000 and $336,000 as other expense for the year ended December 31, 2004 and 2005, respectively.

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

7. STOCK PLANS

1996 Stock Option Plan

Under the Company’s Amended and Restated 1996 Stock Option Plan (1996 Plan), 1,163,636 shares of common stock have been reserved for grants to employees, directors and consultants as of December 31, 2005. In September 2003, the 1996 Plan was amended to increase common stock reserved for grants to 1,163,636 shares and certain outstanding stock options were modified to accelerate vesting for employees with a five-year vesting schedule to a four-year schedule. There was no immediate accounting impact to this change. However, if employees benefit from the change, the appropriate stock compensation charge will be recorded in the period in which there was a benefit to the employee(s) based upon the measurement of the intrinsic value of the related stock options on the date of modification. As of December 31, 2005, no additional stock compensation charges have been recognized as a result of this modification. The term of the 1996 Plan is 10 years unless terminated earlier by the Board of Directors. Options granted under the 1996 Plan may be designated as incentive or nonqualified at the discretion of the 1996 Plan administrator. The vesting period, exercise price and expiration period of options are also established at the discretion of the 1996 Plan administrator. Vesting periods are typically four or five years, and incentive stock options are exercisable at no less than the fair market value at the date of grant, and nonqualified stock options are exercisable at prices determined by the 1996 Plan administrator. In no event shall the term of any incentive stock option exceed 10 years.

Shares issued upon exercise of options that are unvested are restricted and subject to repurchase by the Company at the original exercise price upon termination of employment, and such restrictions lapse over the original vesting schedule. During the year ended December 31, 2000, the Board of Directors amended the 1996 Plan to allow options granted to certain executives to become exercisable immediately. Three executives elected to early exercise stock options for 93,426 shares of restricted common stock in the year ended December 31, 2000. During the year ended December 31, 2001, the Company repurchased 2,424 shares of restricted stock. The shares were repurchased in an amount equal to the original purchase price of the shares. At December 31, 2005, there were no remaining shares of restricted common stock outstanding and subject to repurchase.

2003 Stock Plan

The 2003 Stock Plan (2003 Plan) provides for the grant of incentive stock options and stock purchase rights to employees (including employee directors) and non-statutory stock options to employees, directors and consultants. A total of 1,345,453 shares of common stock have been reserved for issuance under the 2003 Plan as of December 31, 2005. In January and March 2005, the Board of Directors increased the number of shares reserved for issuance under the 2003 Plan by 400,000 shares and 200,000 shares, respectively. In addition, the number of shares reserved for issuance under the 2003 Plan are subject to an automatic annual increase on the first day of each fiscal year beginning in 2005 and ending in 2010 equal to the lesser of 109,090 shares, 4% of the number of outstanding shares of common stock on the last day of the immediately preceding fiscal year or such lesser number of shares as the Board of Directors determines. With respect to options granted under the 2003 Plan, the term of options may not exceed 10 years. In no event may an employee receive awards for more than 1 million shares under the 2003 Plan in any fiscal year.

2003 Directors’ Stock Option Plan

A total of 440,909 shares of common stock have been reserved for issuance under the Amended and Restated 2003 Directors’ Stock Option Plan (2003 Directors’ Plan) as of December 31, 2005. In January 2005, the Board of Directors increased the number of shares reserved for issuance under the 2003 Directors’ Plan by 350,000 shares. Under the 2003 Directors’ Plan, each non-employee director who first becomes a non-employee director after the effective date of the plan will receive an automatic initial grant of an option to purchase 10,000 shares of common stock upon becoming a member of the Board of Directors. On the date of each annual meeting of stockholders, each non-employee director will be granted an option to purchase 10,000 shares of common stock if, on such a date, the director has served on the Board of Directors for at least six months. Additionally, the chairman of each committee of the Board of Directors and each member of the audit committee will receive an additional annual option grant to purchase 2,500 shares of common stock. The 2003 Directors’ Plan provides that each option granted to a non-employee director shall vest in equal monthly installments over two years. All options granted under the 2003 Directors’ Plan have a term of 10 years and an exercise price equal to the fair market value on the date of the grant.

A summary of stock option activity and related information follows:

YEARS ENDED DECEMBER 31,	2003		2004		2005
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of period	610,489	$4.24	717,615	$4.48	1,461,525	$4.15
Granted with an exercise price equal to the fair value of common stock	—	—	718,407	3.50	618,650	1.82
Granted with an exercise price less than the fair value of common stock	225,470	5.45	80,452	5.50	—	—
Canceled	(95,587)	5.34	(10,009)	5.59	(1,287,362)	3.55
Exercised	(22,757)	3.69	(44,940)	1.26	—	—

Outstanding at end of period	717,615	$4.48	1,461,525	$4.15	792,813	$3.30

The following summarizes information about stock options outstanding and exercisable at December 31, 2005:

EXERCISABLE
Range of exercise price	Number of options	Outstanding weighted average remaining contractual life (years)	Weighted average exercise price	Number of options	Weighted average exercise price
$0.55 – $0.92	89,884	7.58	$0.66	43,009	$0.68
$1.50 – $2.14	297,319	9.14	1.69	87,868	1.75
$2.20 – $5.10	90,492	8.78	2.69	18,629	3.64
$5.50 – $6.54	315,118	7.39	5.75	224,145	5.66

	792,813	8.23	$3.30	373,651	$4.07

The number of options exercisable at December 31, 2003, 2004 and 2005 was 328,831, 440,860, and 373,651, respectively. The weighted average exercise price of options vested and exercisable at December 31, 2003, 2004 and 2005 was $3.36, $4.33 and $4.07, respectively.

During the years ended December 31, 2003, 2004 and 2005, the Company granted options to purchase a total of 10,908, 11,630 and 55,000 shares of common stock, respectively, to consultants and Scientific Advisory Board members for services to be performed through April 2008. In accordance with SFAS 123 and EITF 96-18, options granted to consultants and Scientific Advisory Board members are recorded at fair value based on an option-pricing model and periodically revalued over the related service periods. The Company recorded stock compensation of $360,000, $65,000 and $13,000 during the years ended December 31, 2003, 2004 and 2005, respectively, related to consulting services.

During the years ended December 31, 2003 and 2004, in connection with the grant of certain options to employees, the Company recorded deferred stock compensation of $2.4 million and $810,000, respectively, representing the difference between the exercise price and the subsequently determined fair value of the Company’s common stock on the date such stock options were granted. The deferred compensation relates to options granted prior to the Company’s completion of its initial public offering in March 2004. The subsequently determined fair value of the Company’s common stock ranged from $5.50 to $18.59 during the year ended December 31, 2003 and ranged from $8.00 to $15.57 during the period from January 1, 2004 to March 16, 2004 (the effective date of the Company’s initial public offering Registration Statement on Form S-1). All options granted subsequent to the Company’s completion of its initial public offering have been granted with an exercise price equal to the fair value of the underlying common stock on the date of grant. Deferred stock compensation is being amortized on a graded vesting method. During the years ended December 31, 2003 and 2004 the Company recorded non-cash deferred stock compensation expense related to employees of $1.3 million and $2.1 million, respectively. During the year ended December 31, 2005, the Company recorded a reversal of non-cash deferred stock compensation expense of $178,000 due in part to forfeitures of unvested stock options related to employee terminations.

2003 Employee Stock Purchase Plan

A total of 163,635 shares of common stock have been reserved for issuance under the 2003 Employee Stock Purchase Plan (2003 Employee Plan) as of December 31, 2005. The number of shares reserved for issuance under the 2003 Employee Plan will be increased on the first day of each of the fiscal years in 2005 to 2010 by the lesser of 54,545 shares, 1% of the number of outstanding shares of common stock on the last day of the immediately preceding fiscal year or such lesser number of shares as the Board of Directors determines. The number of shares reserved for issuance under the 2003 Employee Plan was increased by 54,545 shares on January 1, 2005. Unless terminated earlier by the Board of Directors, the 2003 Employee Plan will terminate in September 2023. In 2004 and 2005, 5,108 shares and 7,496 shares were issued under the 2003 Employee Plan at $1.93 and $0.79 per share, respectively.

2006 Stock Option and Equity Award Plan

Pursuant to the Stock Purchase Agreement, Xcyte agreed to adopt and submit to holders of Xcyte common stock for approval, a 2006 Stock Option and Equity Award plan under which Xcyte will be able to make equity incentive grants to its officers, employees, directors and consultants following the Stock Purchase. On January 19, 2006, Xcyte’s board of directors, adopted such equity incentive plan and reserved 986,120 shares of Xcyte’s common stock for issuance thereunder. On March 16, 2006, the common stockholders of the Company also approved such equity incentive plan. All shares available for grant under the equity incentive plan may be issued in the form of incentive stock options. The reverse stock split anticipated to occur in connection with the Stock Purchase will not effect the number of shares reserved under the equity incentive plan which will remain at 986,120 shares following the reverse stock split. As of March 21, 2006, no options or other awards had been granted pursuant to the 2006 Stock Option and Equity Award plan.

In connection with the approval of the 2006 Stock Option and Equity Award plan, Xcyte’s board of directors also approved the partial termination of Xcyte’s 2003 Employee Stock Purchase Plan, Amended and Restated 1996 Stock Option Plan and Amended and Restated 2003 Directors’ Stock Option Plan and 2003 Stock Option Plan. As a result of such partial termination, no options will be issued under such plans following the date that the equity incentive plan was approved by holders of Xcyte’s common stock. However, such partial termination will not affect the rights of holders of stock options outstanding under such stock option plans.

8. COMMON STOCK

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

Common stock reserved for future issuance at December 31, 2005 is as follows:

DESCRIPTION
1996 Stock Option Plan
Options granted and outstanding	349,869
Options reserved for future grant	603,922
2003 Stock Plan
Options granted and outstanding	357,319
Options reserved for future grant	988,134
2003 Directors Stock Option Plan
Options granted and outstanding	85,625
Options reserved for future grant	355,284
2003 Employee Stock Purchase Plan	151,031
Convertible preferred stock	8,709,843
Make-whole dividend payments of common stock on convertible preferred stock	1,228,088
Common stock warrants	11,244

12,840,359

As noted in the description of the 2006 Stock Option and Equity Award Plan, no further options will be issued under the 1996 Stock Option Plan, 2003 Stock Plan, 2003 Directors Stock Option Plan or 2003 Employee Stock Purchase Plan effective March 16, 2006.

Milestone pool

Pursuant to a business acquisition prior to January 1, 1999, the Company reserved 287,698 shares of common stock (Milestone Pool) for the Company’s possible acquisition of new technology from the scientific founders of the acquired business. During the year ended December 31, 2001, the Milestone Pool was terminated. In exchange for the termination of all rights to the remaining Milestone Pool shares, these scientific founders entered in consulting agreements and were granted options to purchase a total of 68,178 shares of the Company’s common stock. The options vest in equal monthly installments over the four-year consulting term and will be periodically revalued and recognized as expense over the related service period based on the estimated fair value of the options using an options-pricing model. During the years ended December 31, 2003, 2004 and 2005, the Company recorded stock-based compensation of $132,000, $24,000 and $500, respectively.

Common stock warrants

The Company has issued warrants to purchase shares of common stock, to private investors in connection with the issuance of preferred stock. During the year ended December 31, 2003, the Company issued warrants to purchase 13,635 shares of common stock in connection with a consulting arrangement. Concurrent with the Company’s initial public offering in March 2004, all 907,316 outstanding common stock warrants existing immediately prior to the closing of the offering were converted into common stock through payment of cash and cashless exercises, resulting in the issuance of 873,002 shares of common stock. Also concurrent with the initial public offering, certain preferred stock warrants that did not expire at the closing of the offering were automatically converted into common stock warrants. At December 31, 2005, warrants to purchase 11,244 shares of common stock remain outstanding with a weighted average exercise price of $13.87 per share. These warrants expire at various dates from March 2006 to February 2009.

9. INCOME TAXES

At December 31, 2005, the Company had operating loss carryforwards of approximately $121.5 million and research and development tax credit carryforwards of $4.6 million for federal income tax reporting purposes. The net operating losses and tax credits will expire beginning in 2011 if not previously utilized. In certain circumstances, as specified under Section 382 of the Internal Revenue Code of 1986, as amended, due to ownership changes, the Company’s ability to utilize its net operating loss carryforwards may be limited.

Deferred income taxes reflect the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The significant components of deferred taxes are as follows (in thousands):

DECEMBER 31,	2004	2005
Deferred tax assets:
Net operating loss carryforwards	$33,151	$41,316
Research and development tax credit	3,947	4,615
Depreciation and impairment of property and equipment	—	924
Lease restructuring charges	—	867
License agreements	479	198
Other	444	402

	38,021	48,322
Less valuation allowance	(37,826)	(48,322)

Net deferred tax assets	195	—
Deferred tax liabilities:
Depreciation	(195)	—

Net deferred taxes	$—	$—

A valuation allowance has been recorded for deferred tax assets because realization is primarily dependent on generating sufficient taxable income prior to the expiration of net operating loss carryforwards. The valuation allowance for deferred tax assets increased $9.1 million and $10.5 million during the years ended December 31, 2004 and 2005, respectively, principally due to net operating losses recorded during those periods. There have been no offsets or other deductions to the valuation allowance in any period since the Company’s inception.

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

11. RESTRUCTURING CHARGES, PROVISION FOR ASSET IMPAIRMENT AND SALES TAX ASSESSMENT

Termination benefits

As a result of strategic decisions, since March 2005 the Company restructured its operations and reduced its workforce by 95% to five remaining employees as of December 31, 2005. In connection with this restructuring, the Company recorded charges consisting of severance, benefits, and outplacement services of $2.7 million for the year ended December 31, 2005. As of December 31, 2005, approximately $450,000 remains to be paid and is recorded in accrued compensation and benefits. These restructuring expenses and related liability as of December 31, 2005 include retention and severances benefits for the five remaining employees of the Company, and are considered to be estimable and probable as of December 31, 2005. Additionally, the Company paid vacation benefits to terminated employees, excluded from the restructuring charges and included in operating expenses in prior periods, totaling approximately $301,000 for the year ended December 31, 2005. During first quarter 2005, the Company decided to limit clinical development to a planned Phase II/III clinical trial in chronic lymphocytic leukemia (CLL) and a planned Phase I/II trial in HIV. During the second quarter of 2005, the Company further updated their clinical development plans and decided to focus research and development efforts on HIV and to discontinue the planned Phase II/III clinical trial in CLL due primarily to delays and uncertainties regarding the Company’s ability to reach agreement with the United States Food and Drug Administration on a clinical trial protocol that would be feasible and affordable for the Company to pursue. On July 5, 2005, the Company announced its decision to implement a plan to identify and evaluate its strategic alternatives. In connection with this decision, the Company has taken a number of actions to reduce its operating expenses and conserve its cash, including the discontinuation of all clinical trial activity and further reductions in workforce.

Lease restructuring charges

In connection with the Company’s decision to discontinue clinical trials, to pursue plans to identify and evaluate strategic options, and to implement cost reduction measures, the Company ceased utilization of its Bothell, Washington manufacturing facility in September 2005 and has been marketing the facility for a sublease tenant. As a result, the Company is no longer receiving any economic benefit related to the lease of the facility. Accordingly, the Company recognized a restructuring charge of $2.6 million, equal to $2.8 million related to the estimated fair value of the liability remaining under this leased manufacturing facility plus $176,000 related to remaining deferred charges for warrants issued in connection with renting the Bothell facility, plus $233,000 related to a portion of the deposit which is no longer refundable, net of the reversal of the related deferred rent liability of $552,000. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses. Under the current terms of the lease, the Company’s payment obligations expire December 1, 2010. Market conditions for subleasing space in Bothell are currently considered poor primarily due to overabundance of available space. Accretion expense related to the liability was recorded commencing in October 2005. This represents the Company’s best estimate of the fair value of the liability as determined under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Subsequent changes in the liability due to accretion, or changes in estimates of sublease assumptions, etc. will be recognized as adjustments to restructuring charges in future periods.

The Company continues to accrue certain additional severance and retention costs under its retention plans and employment agreements and expects to have potential future obligations that would oblige the Company to pay up to approximately $55,000 for retention costs, $16,000 for severance and benefits, and $150,000 related to the consummation of the Asset Purchase Agreement in addition to amounts accrued as of December 31, 2005. These additional amounts are estimated through March of 2006, and are dependent on the contingencies inherent in these agreements.

The Company records payments of rent related to the Bothell facility as a reduction in the amount of the accrued restructuring liability. Accretion expense is recognized due to the passage of time, which is also reflected as a restructuring charge. Based on our current projections of estimated sublease income and a discount rate of 7.8%, the Company expects to record additional accretion expense of approximately $425,000 over the remaining term of the lease.

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

During 2005 the Company recognized an asset impairment loss of $4.2 million on certain facilities and equipment resulting from the Company’s decisions to reduce staff Company-wide, the Company’s decision to discontinue clinical trials, and plans to identify and evaluate strategic options. The loss on the equipment at the Bothell and Seattle, Washington locations were determined based on estimates of potential sales values of used equipment. In addition, the leasehold improvements at the Bothell, Washington manufacturing facility have been written-off completely as it was determined that the leasehold improvements had no fair value due to the inability to sell the assets separate from the facility and the difficulty in subleasing the space. These impairment charges established new cost bases for the impaired assets.

During fourth quarter 2005, the Company adopted a plan to sell its laboratory and other equipment. The majority of the remaining long-lived assets were sold during fourth quarter 2005 for $1.5 million in proceeds. The actual sale of the long-lived assets during fourth quarter 2005 resulted in a loss on the sale of assets of $53,000 and a total loss on sale of assets of $58,000 for the entire year. The remaining property and equipment held by the Company expect to be sold during the first half of 2006. The actual sale of these remaining assets may result in a further gain or loss as the impairment charges recorded were based on estimates of fair value at that time, which may be different than amounts realized upon sale.

Sales tax assessment

In connection with the abandonment of the leasehold improvements in the Seattle and Bothell facilities and the sale of assets in late 2005 the Company has been subjected to a State sales tax audit by the Department of Revenue of the State of Washington. In January 2006, Xcyte received tax assessments from the Department of Revenue of the State of Washington with respect to the Company’s utilization of the high-technology sales and use tax deferral program. Under the high-technology sale and use tax deferral program qualified Washington companies, such as Xcyte, are allowed to defer sales tax on purchases of qualified assets used in research and development activities. The deferred sales taxes are then forgiven by the State, generally over a period of eight years. According to the assessments, if the deferral program requirements continue to be met, the tax assessment will be waived. The total tax liability assessed by the State of Washington equals approximately $1 million. Xcyte management believes that the majority of the assets which previously qualified for the State of Washington sales tax deferral program continue to qualify as they have been retained by the Company or have been or will be sold or transferred to a qualified entity for qualified purposes. Xcyte is in the process of discussing the potential sales tax liability with the Department of Revenue of the State of Washington and is preparing to appeal the assessment. The appeal will be based on an evaluation of the extent to which the abandoned and disposed of assets have been rendered obsolete, sold or leased to eligible entities that continue to use the assets for purposes qualified under the program. The ultimate amount of the assessment that will be payable is dependent upon rulings and interpretations of the State tax laws related to this program. Based on an evaluation of the underlying asset dispositions and State tax law management believes that the potential loss from the ultimate settlement of the assessment ranges from $270,000 to $1 million. Based on this evaluation the Company has accrued $270,000 as a State tax assessment in 2005 and has included such amount in the accompanying statement of operations as a component of the provision for asset impairment and other restructuring costs.

The table below presents the total estimated restructuring and exit charges and a reconciliation of the associated liability for the year ended December 31, 2005 (in thousands):

	Workforce Reduction and Retention Costs	Facility Related Costs	Sales Tax Assessment	Total
Balance at January 1, 2005	—	—	—	—
Charges	$2,695	$2,616	$270	$5,581
Adjustment for lease-related deferred expenses and liabilities	—	143	—	143
Cash Payments	(2,245)	(209)	—	(2,454)

Balance at December 31, 2005	$450	$2,550	$270	$3,270

As of December 31, 2005, the liabilities for workforce reduction and retention costs, as well as the sales tax assessment costs are recorded in the Company’s balance sheet in accrued compensation and related benefits and other accrued liabilities, respectively.

Total provision for asset impairment charges and restructuring costs recognized in operations for the year ended December 31, 2005 are as follows:

Year Ended December 31, 2005
Workforce Reduction and Retention Costs
Expense classification:
General and administrative expenses	$1,037
Research and development expenses	1,658

Total	$2,695

Provision for Asset Impairment and Other Restructuring Costs:
Facility Related Costs:
Fair value of net lease obligation	$2,759
Adjustment for lease-related deferred expenses and liabilities	(143)

Facility related costs, net	2,616
Asset impairment loss	4,205
Accrued sales tax assessment	270
Other	(87)

Total Provision for Asset Impairment and Other Restructuring Costs:	$7,004

12. LONG-TERM OBLIGATIONS AND LEASE OBLIGATIONS

The Company has commitments for noncancelable operating leases for a manufacturing facility, building space and office equipment. The Company has ceased utilizing the manufacturing facility in September 2005 and has recognized a restructuring charge. See further discussion in Note 11. The building space lease includes rent escalation clauses (3% annually) and has two five-year renewal options. In addition to base rent, the Company is required to pay a pro rata share of the operating costs related to the manufacturing facility and building leased space. The Company was required to provide a security deposit under the manufacturing lease agreement totaling $435,000 in the form of cash and issued a preferred stock warrant to the lessor. In connection with the Company’s abandonment of the manufacturing facility during 2005, $233,000 of the security deposit is no longer considered refundable and has been charged to expense and recorded as a restructuring cost as of December 31, 2005. In addition, the deferred charges totaling $176,000 related to the preferred stock warrants issued to the lessor in connection with renting the facility have been written off and recorded as restructuring costs as of December 31, 2005.

The Company previously financed the acquisition of laboratory and scientific equipment, furniture and fixtures, computer equipment and leasehold improvements through financing arrangements with various third parties. In connection with the financings, the Company has issued preferred stock warrants to the third parties. During 2005 the Company had two financing arrangements available. During October 2005, the Company decided to prepay its obligations in connection with equipment financing in order to remove the creditors’ security interests in the equipment and to provide flexibility in connection with the Company’s review of its strategic options. On October 24, 2005, the Company paid $1.8 million to Oxford Finance Corporation (“Oxford”) in satisfaction of its obligations under the Master Security Agreement dated July 1, 2003 between the Company and Oxford. On October 31, 2005, the Company paid $2.2 million to General Electric Corporation (“GE”) in satisfaction of its obligations under the Master Security Agreement between the Company and GE dated May 1, 2000. The respective security interests in certain equipment held by Oxford and GE have been released and deposits totaling $315,000 have been remitted to the Company. Outstanding borrowings under the financing arrangements were $4.2 million at December 31, 2004. The outstanding borrowings required monthly principal and interest payments until the repayment of the entire arrangements. Interest rates applicable to the borrowing outstanding during 2005 ranged from 7.91% to 11.39%. The weighted average interest rates for borrowings outstanding as of the years ending December 31, 2003 and 2004 were 10.27% and 8.99%, respectively. There are no remaining borrowings outstanding as of December 31, 2005.

Additionally, in contemplation of various strategic alternatives, in October 2005 we entered into agreements with our Acting President and Chief Executive Officer and our Chairman of the Board to pay $400,000 in bonuses upon the consummation of a merger, acquisition or change of control. These bonuses will be expensed by Xcyte upon the consummation of a merger, acquisition or change of control.

Future minimum payments under noncancelable operating leases, excluding the manufacturing facility lease which has been recorded in the balance sheet as a component of the accrued restructuring charge at December 31, 2005, are as follows (in thousands):

OPERATING LEASES
Year ended December 31,
2006	$180
2007	34
2008	30
2009	19
2010	1
Thereafter	—

264

Rent expense totaled $1.6 million, $1.7 million and $1.4 million during the years ended December 31, 2003, 2004 and 2005, respectively.

13. Net loss per share

The calculation of basic and diluted loss per share is shown on the table below (in thousands, except share and per share data).

Year ended December 31,	2003	2004	2005
Net loss	$(18,457)	$(39,588)	$(29,416)
Accretion of preferred stock	—	(8,973)	—

Net loss applicable to common stockholders	$(18,457)	$(48,561)	$(29,416)

Weighted average common shares	1,527,775	12,462,677	19,655,510
Weighted average common shares subject to repurchase	(39,557)	(22,296)	(5,395)

Weighted average number of shares used for basic and diluted per share amounts	1,488,218	12,440,381	19,650,115

Basic and diluted net loss per common share	$(12.40)	$(3.90)	$(1.50)

The Company has excluded all convertible exchangeable preferred stock, redeemable convertible preferred stock, redeemable convertible preferred stock warrants, convertible promissory notes, common stock warrants and outstanding stock options from the calculation of diluted net loss per common share because all securities are antidilutive for the periods presented. The total number of shares excluded from the calculations of diluted net loss per common share was 9,880,023, 10,358,400 and 9,513,900 as of December 31, 2003, 2004 and 2005, respectively.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains selected unaudited statement of operations information for each of the quarters in 2004 and 2005. The Company believes that the following information reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

QUARTER ENDED	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
(in thousands, except per share data)
2004
Revenue	$12	$24	$13	$13
Net loss(1)	$(18,284)	$(6,086)	$(6,830)	$(8,388)
Net loss attributable to common stockholders(2)	$(27,257)	$(6,086)	$(6,830)	$(8,388)
Basic and diluted net loss per common share(1),(2)	$(7.98)	$(0.41)	$(0.46)	$(0.50)

2005
Revenue	$16	$12	$11	$774
Net loss	$(7,292)	$(5,894)	$(12,644)	$(3,586)
Net loss attributable to common stockholders(3)	$(7,292)	$(5,894)	$(12,644)	$(3,586)
Basic and diluted net loss per common share(3)	$(0.37)	$(0.30)	$(0.64)	$(0.18)

(1)	Net loss for the quarter ended March 31, 2004 includes $12.5 million in noncash interest expense associated with the convertible promissory notes.
(2)	Net loss attributable to common stockholders for the quarter ended March 31, 2004 includes $9.0 million in accretion of preferred stock.
(3)	Net loss attributable to common stockholders for the quarter ended September 30, 2005 includes $1.8 million of severance charges, $2.3 million of other restructuring charges, and $4.2 million of related asset impairment charges.

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2005, there were no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

The information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its annual meeting of shareholders to be held on June 13, 2006, and the information to be included in the proxy statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement which will be filed within 120 days after the end of the Company’s 2005 fiscal year pursuant to Regulation 14A for its annual meeting of shareholders to be held June 13, 2006.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement which will be filed within 120 days after the end of the Company’s 2005 fiscal year pursuant to Regulation 14A for its annual meeting of shareholders to be held June 13, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement which will be filed within 120 days after the end of the Company’s 2005 fiscal year pursuant to Regulation 14A for its annual meeting of shareholders to be held June 13, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement which will be filed within 120 days after the end of the Company’s 2005 fiscal year pursuant to Regulation 14A for its annual meeting of shareholders to be held June 13, 2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement which will be filed within 120 days after the end of the Company’s 2005 fiscal year pursuant to Regulation 14A for its annual meeting of shareholders to be held June 13, 2006.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report are as follows:

(1)	Financial Statements and Report of Independent Registered Public Accounting Firm

See Index to Financial Statements included under Item 8 in Part II of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

None required.

(3)	Exhibits

Exhibits are incorporated herein by reference or are filed with this report as indicated below.

EXHIBIT NUMBER	DESCRIPTION
3.1(1)	Amended and Restated Certificate of Incorporation of Xcyte Therapies, Inc.

3.2(1)	Amended and Restated Bylaws of Xcyte Therapies, Inc.

3.3(6)	Preferred Stock Certificate of Designations.

4.1(1)	Form of Common Stock Certificate.

4.2(6)	Preferred Stock Certificate of Designations.

4.3(7)	Indenture.

4.4(4)	Form of Preferred Stock Certificate.

10.1(1)	Form of Indemnification Agreement between Xcyte Therapies, Inc. and each of its officers and directors.

10.2(1)	Convertible Note and Warrant Purchase Agreement dated October 9, 2003.

10.3(1)	Form of Convertible Promissory Note issued in connection with the Convertible Note and Warrant Purchase Agreement dated October 9, 2003.

10.4(1)	Amended and Restated Investor Rights Agreement dated February 5, 2002.

10.5(1)	Amendment to Amended and Restated Investor Rights Agreement dated May 22, 2002.

10.6(1)	Waiver of Preemptive Rights and Amendment to Amended and Restated Investor Rights Agreement dated October 9, 2003.

10.7(1)	Form of Warrant to purchase Common Stock issued by Xcyte Therapies, Inc.

10.8(1)	Form of Warrant to purchase Series F Preferred Stock issued by Xcyte Therapies, Inc. in favor of General Electric Capital Corporation.

10.9(1)	Master Security Agreement between Xcyte Therapies, Inc. and Oxford Finance Corporation dated July 1, 2003.

10.10(1)	Senior Loan and Security Agreement dated July 1, 1999 between Xcyte Therapies, Inc. and Phoenix Leasing Incorporated.

10.11(4)	Master Security Agreement dated May 1, 2000 between Xcyte Therapies, Inc. and General Electric Capital Corporation.

10.12(4)	Amendment No. 1 to Master Security Agreement dated May 1, 2000 between Xcyte Therapies, Inc. and General Electric Capital Corporation.

10.13(4)	Amendment No. 2 to Master Security Agreement dated August 18, 2004 between Xcyte Therapies, Inc. and General Electric Capital Corporation.

10.14(1)	Facility Lease dated June 21, 1999 between Xcyte Therapies, Inc. and Alexandria Real Estate Equities, Inc.

10.15(1)	First Amendment to Lease dated October 23, 2001 to Lease dated June 21, 1999 between Xcyte Therapies, Inc. and Alexandria Real Estate Equities, Inc.

10.16(1)	Second Amendment to Lease dated March 26, 2003 to Lease dated June 21, 1999 between Xcyte Therapies, Inc. and Alexandria Real Estate Equities, Inc.

10.17(1)	Third Amendment to Lease dated November 12, 2003 to Lease dated June 21, 1999 between Xcyte Therapies, Inc. and Alexandria Real Estate Equities, Inc.

EXHIBIT NUMBER	DESCRIPTION
10.18(1)	Facility Lease dated December 7, 2000 between Xcyte Therapies, Inc. and Hibbs/Woodinville Associates, LLC.

10.19(1)	Amended and Restated 1996 Stock Option Plan.

10.20(4)	Form of Notice of Option Grant and Agreement for 1996 Stock Option Plan.

10.21(10)	2003 Stock Plan, as amended.

10.22(4)	Form of Notice of Stock Option Grant and Agreement for 2003 Stock Plan.

10.23(1)	2003 Employee Stock Purchase Plan.

10.24(10)	Amended and Restated 2003 Directors’ Stock Option Plan, as amended.

10.25(4)	Form of Notice of Stock Option Grant and Agreement for 2003 Directors’ Stock Option Plan.

10.26(1)†	License and Supply Agreement dated October 15, 1999 between Xcyte Therapies, Inc. and Diaclone S.A., as amended.

10.27(1)†	First Amendment to License and Supply Agreement dated August 15, 2000 between Xcyte Therapies, Inc. and Diaclone S.A., as amended.

10.28(1)†	Development and Supply Agreement dated August 1, 1999 between Xcyte Therapies, Inc. and Dynal S.A.

10.29(2)†	Amendment to Development and Supply Agreement dated March 26, 2004 between Xcyte Therapies, Inc. and Dynal S.A.

10.30(1)†	License Agreement dated July 8, 1998 between Xcyte Therapies, Inc. and Genetics Institute, Inc.

10.31(1)†	First Amendment to License Agreement dated April 10, 2003 between Xcyte Therapies, Inc. and Genetics Institute, Inc.

10.32(1)†	Non-Exclusive License Agreement dated October 20, 1999 between Xcyte Therapies, Inc. and the Fred Hutchinson Cancer Research Center, as amended.

10.33(1)†	Services Agreement dated June 6, 2000 between Xcyte Therapies, Inc. and Lonza Biologics PLC.

10.34(1)†	Amendment No. 1 dated January 10, 2001 to the Services Agreement dated June 6, 2000 between Xcyte Therapies, Inc. and Lonza Biologics PLC.

10.35(1)†	Amendment No. 2 dated April 18, 2001 to the Services Agreement dated June 6, 2000 between Xcyte Therapies, Inc. and Lonza Biologics PLC.

10.36(1)†	Amendment No. 3 dated August 26, 2002 to the Services Agreement dated June 6, 2000 between Xcyte Therapies, Inc. and Lonza Biologics PLC.

10.37(1)†	Amendment No. 4 dated September 30, 2002 to the Services Agreement dated June 6, 2000 between Xcyte Therapies, Inc. and Lonza Biologics PLC.

10.38(1)†	Amendment No. 5 dated August 5, 2003 to the Services Agreement dated June 6, 2000 between Xcyte Therapies, Inc. and Lonza Biologics PLC.

10.39(4)†	Amendment No. 6 dated August 2, 2004 to the Services Agreement dated June 6, 2000 between Xcyte Therapies, Inc. and Lonza Biologics PLC.

10.40(1)†	Services Agreement dated June 6, 2000 between Xcyte Therapies, Inc. and Lonza Biologics PLC.

10.41(1)†	Amendment No. 2 dated August 26, 2002 to the Services Agreement dated June 6, 2000 between Xcyte Therapies, Inc. and Lonza Biologics PLC.

10.42(1)†	Amendment No. 3 dated August 5, 2003 to the Services Agreement dated June 6, 2000 between Xcyte Therapies, Inc. and Lonza Biologics PLC.

10.43(4)†	Amendment No. 4 dated August 2, 2004 to the Services Agreement dated June 6, 2000 between Xcyte Therapies, Inc. and Lonza Biologics PLC.

10.44(1)†	Collaboration Agreement dated November 14, 2003 between Xcyte Therapies, Inc. and Fresenius Biotech GmbH.

10.45(1)	Employment Agreement between Xcyte Therapies, Inc. and Mark Frohlich, M.D. dated as of August 27, 2001.

10.46(1)	Employment Agreement between Xcyte Therapies, Inc. and Joanna Lin Black, J.D. dated as of December 31, 2001.

10.47(1)	Employment Agreement between Xcyte Therapies, Inc. and Robert L. Kirkman dated as of January 15, 2004.

10.48(3)	Employment Agreement between Xcyte Therapies, Inc. and Larry Romel dated as of June 14, 2004.

EXHIBIT NUMBER	DESCRIPTION
10.49(2)	Xcyte Therapies, Inc. Code of Business Conduct and Ethics.

10.50(5)†	Amendment No. 7 dated October 7, 2004 to the Services Agreement dated June 6, 2000 between Xcyte Therapies, Inc. and Lonza Biologics PLC.

10.51(5)†	Amendment No. 5 dated October 7, 2004 to the Services Agreement dated June 6, 2000 between Xcyte Therapies, Inc. and Lonza Biologics PLC.

10.52(8)†	Supply Agreement dated March 7, 2005 between Xcyte Therapies, Inc. and Cambrex Bio Science Walkersville, Inc.

10.53(9)	Separation Agreement and Mutual Release, dated May 17, 2005, between Xcyte Therapies, Inc. and Stewart Craig, Ph.D.

10.54(11)	Severance Agreement and Release, effective July 26, 2005, between Xcyte Therapies, Inc. and Mark Frohlich.

10.55(11)	Retention and Separation Agreement, dated July 26, 2005, between Xcyte Therapies, Inc. and Kathi Cordova.

10.56(11)	Amendment to Employment Agreement, dated August 12, 2005, between Xcyte Therapies, Inc. and Robert L. Kirkman.

10.57(12)	Acquisition Bonus and Severance Agreement, dated October 4, 2005, between Xcyte Therapies, Inc. and Robert L. Kirkman, M.D.

10.58(12)	Acquisition Bonus Agreement, dated October 2005, between Xcyte Therapies, Inc. and Christopher S. Henney, Ph.D., D.Sc.

10.59(12)	Separation Agreement and Release, dated October 5, 2005, between Xcyte Therapies, Inc., and Ronald J. Berenson, M.D.

10.60(13)	Fifth Amendment To Lease, dated December 1, 2005, between Xcyte Therapies, Inc., and Alexandria Real Estate Equities, Inc.

10.61(14)	Stock Purchase Agreement, dated December 15, 2005, between Xcyte Therapies Inc., and Cyclacel Group plc.

10.62(14)	Asset Purchase Agreement, dated December 14, 2005, between Xcyte Therapies Inc., and Invitrogen Corporation.

10.63(15)	Amendment No. 1 to the Stock Purchase Agreement, dated January 13, 2006, between Xcyte Therapies Inc., and Cyclacel Group plc.

10.64(16)	2006 Stock Option and Award Plan

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to registrant’s registration statement on Form S-1, File No. 333-109653, originally filed with the Commission on October 10, 2003, as subsequently amended, and incorporated herein by reference.
(2)	Previously filed as an exhibit to registrant’s quarterly report on Form 10-Q filed with the Commission on May 17, 2004.
(3)	Previously filed as an exhibit to registrant’s quarterly report on Form 10-Q filed with the Commission on August 16, 2004.
(4)	Previously filed as an exhibit to registrant’s registration statement on Form S-1, File No. 333-119585, originally filed with the Commission on October 7, 2004, as subsequently amended, and incorporated herein by reference.
(5)	Previously filed as an exhibit to registrant’s current report on Form 8-K filed with the Commission on October 8, 2004.
(6)	Previously filed as an exhibit to registrant’s current report on Form 8-K filed with the Commission on November 5, 2004.
(7)	Previously filed as an exhibit to registrant’s quarterly report on Form 10-Q filed with the Commission on November 15, 2004.
(8)	Previously filed as an exhibit to registrant’s quarterly report on Form 10-Q filed with the Commission on May 16, 2005.
(9)	Previously filed as an exhibit to registrant’s current report on Form 8-K filed with the Commission on May 18, 2005, and are incorporated herein by reference.
(10)	Previously filed as an exhibit to registrant’s current report on Form 8-K filed with the Commission on June 21, 2005, and are incorporated herein by reference.
(11)	Previously filed as an exhibit to registrant’s quarterly report on Form 10-Q filed with the Commission on August 15, 2005, and are incorporated herein by reference.
(12)	Previously filed as an exhibit to registrant’s current report on Form 8-K filed with the Commission on October 11, 2005, and are incorporated herein by reference.
(13)	Previously filed as an exhibit to registrant’s current report on Form 8-K filed with the Commission on December 2, 2005, and are incorporated herein by reference.
(14)	Previously filed as an exhibit to registrant’s current report on Form 8-K filed with the Commission on December 20, 2005, and are incorporated herein by reference.
(15)	Previously filed as an exhibit to registrant’s current report on Form 8-K filed with the Commission on January 19, 2006, and are incorporated herein by reference.
(16)	Previously filed as an exhibit to registrant’s current report on Form 8-K filed with the Commission on March 22, 2006, and are incorporated herein by reference.
†	Certain information in these exhibits has been omitted and filed separately with the Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XCYTE THERAPIES, INC.

By:	/s/ DR. ROBERT L. KIRKMAN
Robert L. Kirkman Acting President and Chief Executive Officer

Date: March 23, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE
By:	/s/ DR. ROBERT L. KIRKMAN	Acting President, Chief Executive Officer (Principal Executive Officer)	March 23, 2006
Dr Robert L. Kirkman

By:	/s/ KATHI L. CORDOVA	Senior Vice President of Finance and Treasurer (Principal Financial and Accounting Officer)	March 23, 2006
Kathi L. Cordova

By:	/s/ STEPHEN N. WERTHEIMER, M.M.	Director	March 23, 2006
Stephen N. Wertheimer, M.M.

By:	/s/ RONALD J. BERENSON	Director	March 23, 2006
Ronald J. Berenson

By:	/s/ PETER LANGECKER, M.D., PH.D.	Director	March 23, 2006
Peter Langecker, M.D., Ph.D.

By:	/s/ ROBERT T. NELSEN	Director	March 23, 2006
Robert T. Nelsen

By:	/s/ ROBERT M. WILLIAMS, PH.D.	Director	March 23, 2006
Robert M. Williams, Ph.D.

By:	/s/ DANIEL R. SPIEGELMAN	Director	March 23, 2006
Daniel R. Spiegelman

By:	/s/CHRISTOPHER S. HENNEY, PH.D.	Director	March 23, 2006
Christopher Henney, Ph.D.