Form 10-K/A
period 2005-12-31
Cyclacel Pharmaceuticals, Inc.
filed 2006-05-01
CIK 1130166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

OR

Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
for the Transition Period from ________  to  ________

For the fiscal year ended December 31, 2005	Commission File number 0-50626

CYCLACEL PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware		91-1707622
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
150 John F. Kennedy Parkway, Suite 100 Short Hills, NJ 07078
(Address of principal executive office)

Registrant’s telephone number, including area code (732) 225-8910

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
6% Convertible Exchangeable Preferred Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934. Yes     No

Indicate by check mark if the registrant is not required to file reports required to be filed by Section 13 or Section 15(d) of the Act. Yes     No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                                Accelerated filer                              Non-accelerated filer

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No

The aggregate market value of the common stock held by non-affiliates as of June 30, 2005 was approximately $14.0 million.

The outstanding number of shares of common stock as of April 27, 2006 was 9,729,419

EXPLANATORY NOTE

The purpose of this amendment is to include the information required by Part III of Form 10-K, which was omitted from our Form 10-K as originally filed on March 23, 2006. In addition, as a result of the acquisition and name change to Cyclacel Pharmaceuticals, Inc. (formerly Xcyte Therapies, Inc.), completed subsequent to the filing of the Form 10-K, the information contained herein with respect to the year ended December 31, 2005 reflects the information of the former company, Xcyte, which is no longer part of the operations of the registrant. The information herein, except where indicated, does not reflect the historical operations of Cyclacel as the current registrant.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Identification of Directors and Executive Officers of the Registrant

Below is information about our current executive officers and directors. There is no family relationship between any of our directors or executive officers. We have a staggered board of seven directors consisting of three classes of directors, and each director serves until the annual meeting associated with their respective class. The directors are Sir John Banham, Christopher Henney, Paul McBarron, Professor Gordon McVie, Spiro Rombotis, Dr. David U’Prichard and Daniel Spiegelman.

Messrs. Henney and McBarron would be in the class of directors whose term expires at the 2006 annual meeting of stockholders. Sir John Banham, Professor Gordon McVie and Daniel Spiegelman would be in the class of directors whose term expires at the 2007 annual meeting of stockholders. Messrs. Rombotis and U’Prichard would be in the class of directors whose term expires at the 2008 annual meeting of stockholders.

The following table lists the names and ages as of April 27, 2006 and positions of the individuals who serve as directors and executive officers:

Directors

Name	Age	Position
Spiro Rombotis	48	President and Chief Executive Officer; Director
Paul McBarron	45	Chief Operating Officer & Executive Vice President, Finance; Secretary and Director
Sir John Banham	65	Director
Dr. Christopher Henney	64	Director
Professor Gordon McVie	60	Director
Daniel Spiegelman	47	Director
Dr. David U’Prichard	58	Chairman; Director

Executive Officers

Name	Age	Position
Dr. Robert Jackson	62	Senior Vice President and Chief Scientific Officer
Dr. Judy Chiao	45	Vice President, Clinical Development and Regulatory Affairs
Dr. Robert Westwood	62	Vice President, Chemistry and Preclinical Development

Directors

Spiro Rombotis.    Mr. Rombotis joined Cyclacel in August 1997 and has over 23 years of experience with pharmaceutical and biotechnology companies. He was previously Vice President of International Operations and Business Development, Managing Director, Europe and Director, Japanese joint venture, at The Liposome Company, Inc. Mr. Rombotis also served as Vice President of Pharmaceuticals for Central and Eastern Europe and as Director of International Marketing at Bristol-Myers Squibb Company. He was Head of European Marketing and Sales and Head of Corporate Development at Centocor, Inc. as well as working in Business Development at Novartis AG. He holds a B.A. from Williams College and an M.B.A. and Master’s degree in Hospital Management with honors, from the Kellogg Graduate School of Management where he serves on the Kellogg Biotech Advisory Board.

Paul McBarron.    Mr. McBarron joined Cyclacel in January 2002 with 13 years of experience as a financial executive with several pharmaceutical companies. Since 1996 he was a senior member of the finance team at Shire Pharmaceuticals plc, where he held the positions of Director of Corporate Finance and Group Financial Controller. He joined Shire when it was an emerging public company employing less than 100 people. He was previously employed in various financial positions at Sterling Drug and SmithKline Beecham and qualified as a chartered accountant with Ernst & Young.

David U’Prichard, Ph.D.    Chairman of the Board. Dr. U’Prichard joined the Board of Directors of Cyclacel in May 2004. He is currently President of Druid Consulting LLC, a pharmaceutical and biotechnology-consulting firm, providing customized services to life sciences clients in the United States and Europe. He is also a Venture Partner with Care Capital LLP and Red Abbey Venture Partners, private equity providers. Previously, he was Chief Executive Officer of 3-Dimensional Pharmaceuticals, Inc. from 1999 to 2003. In addition, he held a variety of positions within the pharmaceutical and biotechnology industries, including, President and Chairman of Research and Development for SmithKline Beecham Pharmaceuticals; Executive Vice President and International Research Director, and a Member of the Board of Zeneca Pharmaceuticals; General Manager, Research Department, ICI Pharmaceuticals, and Vice President Biomedical Research, ICI Pharmaceuticals; and Senior Vice President and Scientific Director for Nova Pharmaceutical Corporation. He is a director of Biogen-IDEC Corp. and  Invitrogen Corp. He is the non-executive Chairman of Oxagen. He was Chairman of the Pennsylvania Biotechnology Association in 2004-2005. From 1992 to 1997 he was a member of the board of the Biotechnology Industry Organization (BIO). He received a B.Sc. in Pharmacology from University of Glasgow in 1970 and a Ph.D. in Pharmacology from University of Kansas in 1975

Sir John Banham.    Sir John Banham is currently Chairman of Spacelabs Healthcare, Inc. and Chairman of Johnson Matthey plc, senior non-executive director of AMVESCAP plc and non-executive director of Merchant Trust plc. He is past Director General of the Confederation of British Industry (CBI) and past Chairman of Whitbread plc, Geest plc, ECI Partners LLP, Tarmac plc and Kingfisher plc. His public sector appointments comprise first Controller of the Audit Commission and first Chairman of the Local Government Commission for England. He was formerly Honorary Treasurer of the United Kingdom’s Cancer Research Campaign prior to its merger with Imperial Cancer Research. He is a graduate of Cambridge University in Natural Sciences and has honorary degrees from a number of British universities.

Christopher S. Henney, Ph.D., D.Sc.    Dr. Henney had served as one of Xcyte’s directors since March 2005, and continued on as director of the combined company after the Stock Purchase. Previously, Dr. Henney co-founded three major publicly held U.S. biotechnology companies, Immunex, ICOS and Dendreon, and held executive positions at each company. From 1995 to January 2003, Dr. Henney was Chairman and Chief Executive Officer of Dendreon Corporation. Dr. Henney currently serves as director of Biomira, Inc. and Bionomics Ltd, each a public biotechnology company. Dr. Henney received a Ph.D. in experimental pathology from the University of Birmingham and a D.Sc. from the same university for contributions to the field of immunology.

Professor Gordon McVie, D.Sc. (Hon), MBChB, MRCP, M.D., FRCP, FRCPS, FmedSci.    Professor McVie is currently Chief Executive Officer and a director of Cancer Intelligence Limited, a cancer consulting company, former Joint Director General of Cancer Research UK and former Director General of the Cancer Research Campaign. Previously, he was Clinical Research Director at the Netherlands

Cancer Institute in Amsterdam. From 1976 to 1979 he was the first NHS Consultant Medical Oncologist in Scotland at The Cancer Research Campaign Unit in Glasgow. He is the European editor of JNCI (Journal of the National Cancer Institute) and Senior Consultant to the European Institute of Oncology, Milan, Italy. He has authored five books and over 200 research papers.

Daniel Spiegelman    Mr Spiegelman had served as one of Xcyte’s directors since September 2004, and continued on as director of the combined company after the Stock Purchase. Mr Spiegelman has served as the Senior Vice President and Chief Financial Officer of CV Therapeutics, Inc. since September 1999. From January 1998 to September 1999, Mr. Spiegelman served as the Vice President and Chief Financial Officer of CV Therapeutics, Inc.. From 1991 until 1998, Mr. Spiegelman was employed by Genentech, Inc., a biotechnology company, holding various positions in the Treasury department, including the position of Treasurer from 1996 to 1998. Mr. Spiegelman holds a B.A. in Economics from Stanford University and an M.B.A. from Stanford Graduate School of Business.

Executive Officers

Judy Chiao, M.D.    Dr. Chiao joined Cyclacel in December, 2004. She was previously Vice President, Oncology Clinical Research and Development at Aton Pharma Inc, a wholly owned subsidiary of Merck & Co. Prior to Aton’s acquisition by Merck she was responsible for leading the clinical development of SAHA, a histone deacetylase inhibitor, in Phase II development for hematologic and solid tumor indications. She was a Senior Medical Reviewer, Division of Oncology Drug Products, Center for Drug Evaluation and Research, U.S. Food and Drug Administration, where she was the agency’s primary reviewer for a range of oncology drugs and regulatory subjects. She also presented the FDA’s views in several New Drug Application reviews at Oncology Drug Advisory Committees. She earned her Bachelor of Science in Chemistry (summa cum laude) at Columbia University, New York, and received her medical degree from Harvard Medical School. Her internship and residency in internal medicine was carried out at Columbia-Presbyterian Medical Center, New York and she held a Research Fellowship in Molecular Pharmacology at Sloan Kettering Institute for Cancer Research and a Clinical Fellowship in Hematology/Oncology at Memorial Sloan Kettering Cancer Center both in New York City. She has also been a member of a number of FDA related working groups and has also been a Core Member of the Pharsight-FDA Cooperative Research and Development Agreement (CRADA) on clinical trial simulation and population pharmacokinetic analysis software for drug development.

Robert Jackson, Ph.D.    Dr. Jackson joined Cyclacel in January 2001 as Executive Director, Research and Development. He previously was the Director of Research and Development and a member of the Board of Directors at Celltech Group plc. He was also the Executive Director of Research and Development, the Chief Operating Officer and a member of the Board of Directors at Chiroscience Group plc, which was acquired by Celltech in 1999. Before these appointments, he was Vice President of Research and Development at Agouron Pharmaceuticals, Inc., and headed cancer research at DuPont Pharmaceuticals and Warner-Lambert Company. He holds a B.A. from the University of Cambridge and a Ph.D. from the University of London, Institute of Cancer Research.

Robert Westwood, Ph.D.    Dr. Westwood joined Cyclacel in July 2000. He is former Professor of Bioorganic Chemistry at the University of Hull and Director of the Institute for Chemistry in Industry. He spent 25 years at Aventis Pharma (Hoechst Marion Roussel) most recently as Head of Immunology Research in Paris and Director of Research, HMR in Denham, U.K. where he was responsible for biotech collaborations with Vertex Pharmaceuticals, Inc. and Ariad Pharmaceuticals, Inc.

Audit Committee Membership.

The Board has a standing Audit Committee, currently consisting of Sir John Banham, Dr Christopher Henney and Daniel Spiegelman. The Board has determined that Daniel Spiegelman is a ‘‘financial expert’’ serving on its Audit Committee, and he is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Please see the biographical information for Mr. Daniel Spiegelman contained in the section above entitled, ‘‘Identification of Directors and Executive Officers of the Registrant.’’

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review of the copies of these reports received by us, or written representations from the reporting persons that no other reports were required, we believe that, during fiscal 2005, all filing requirements applicable to our current officers, directors and greater than ten percent beneficial owners were complied with.

Corporate Code of Conduct and Ethics.

As a result of the acquisition in March 2006, we have adopted a Corporate Code of Conduct and Ethics that applies to our principal executive officer and our principal financial and accounting officer that was used by Xcyte. This code is currently being reviewed for possible amendment in connection with Cyclacel's operations. Upon completion of such review, any amendments will be filed in accordance with federal securities laws and such code will be posted to Cyclacel's website at such time. We will provide, without charge, a copy of our Corporate Code of Conduct and Ethics upon written request to: Cyclacel Pharmaceuticals, Inc., 150 John F. Kennedy, Parkway, Suite 100, Short Hills, NJ 07078.

Item 11. Executive Compensation.

The following table summarizes the compensation paid to, awarded to or earned during the years ended December 31, 2003, 2004 and 2005 by our former Chief Executive Officer and each of our former four other most highly compensated executive officers whose total salary and bonus exceeded $100,000 for services rendered to us in all capacities during the years ended December 31, 2003, 2004 and 2005. The executive officers listed in the table below are referred to in this report as our named executive officers and as of the acquisition in March 2006, are no longer affiliated with the registrant. Our current executive officers identified previously were not employed by the registrant during the years ended December 31, 2003, 2004 and 2005.

Summary Compensation Table

Name and principal position(s)	Year	Annual compensation		Long-term compensation		All other compensation(1)
		Salary	Bonus	Securities underlying options	Severance
Christopher S. Henney, Ph.D., D.Sc. Former President and Chairman	2005	—	(2)	210,000(3)		—
Ronald J. Berenson, M.D. (4) Former President and Chief Executive Officer	2005 2004 2003	$266,148 270,670 249,714	$ — 75,000 35,000	145,000 45,453	222,692	$380 432 286
Stewart Craig, Ph.D. (5) Former Chief Operating Officer and Vice President	2005 2004 2003	124,496 229,980 215,176	— — —	60,000 18,181	131,984	90 418 284
Robert Kirkman, M.D. Former President and Chief Executive Officer	2005 2004 2003	271,700 218,784 —	(6) 85,000(7) —	152,726 —		380 398 284
Mark Frohlich, M.D. (8) Former Medical Director and Vice President	2005 2004 2003	154,082 198,633 181,759	12,623 17,966 17,447	35,000 36,363	55,966	287 632 513
Kathi L. Cordova, C.P.A. Former Senior Vice President of Finance and Treasurer	2005 2004 2003	202,345 172,255 150,547	— — —	40,000 18,181		270 377 286

(1)	Other compensation consists of the payment of insurance premiums for group term life benefits.

(2)	On October 4, 2005, Xcyte approved the execution of an Acquisition Bonus Agreement with Christopher S. Henney, Ph.D., D.Sc., Chairman of Xcyte’s board of directors. Pursuant to this agreement, upon the completion of the acquisition, Xcyte paid on March 27, 2006 Dr. Henney a bonus in an amount equal to $250,000 for his service as chairman in connection therewith, less applicable withholding taxes.

(3)	In March 2005, in connection with his election to the Board of Directors, Dr. Henney was granted an option to purchase 10,000 shares of Xcyte common stock under the 2003 Stock Plan. In addition, in March 2005, in connection with his election to the Board of Directors as Chairman, Dr. Henney was granted an option to purchase 200,000 shares of Xcyte common stock under the 2003 Stock Plan. This option vests monthly over a three-year period from the date of grant

(4)	Dr Berenson’s employment with Xcyte ended on May 10, 2005. Dr Berenson was paid severance of $222,692

(5)	Dr Craig’s employment with Xcyte ended on May 24, 2005. Dr Craig was paid severance of $131,984

(6)	On October 4, 2005, Xcyte approved the execution of an Acquisition Bonus Agreement with Dr Robert Kirkman, President and Chief Operating Officerof Xcyte. Pursuant to this agreement, upon the completion of the Stock Purchase, Xcyte paid on March 27, 2006 Dr Kirkman a bonus in an amount equal to $150,000 for his service as President & Chief Executive in connection therewith, less applicable withholding taxes.

(7)	Dr. Kirkman joined the Company in January 2004. In connection with his hire, Dr. Kirkman received a signing bonus of $85,000.

(8)	Dr Frolich’s employment ended with Xcyte on July 22, 2005. Dr Frolich was paid severance of $55,966

In December 2004, the compensation committee of our Board of Directors approved salary increases for the named executive officers, where 50% of such increase was retroactive to September 1, 2004 and 50% of such increase was effective March 1, 2005, with the exception of Dr. Berenson who received 100% of his increase retroactive to September 1, 2004. As of March 1, 2005, the new salary for each of the named executive officers was: Dr. Berenson: $300,000; Dr. Craig: $263,967; Dr. Kirkman: $249,600; Dr. Frohlich: $223,865 and Ms. Cordova: $206,242. In addition, in December 2004, the compensation committee approved a one-time year-end bonus for Dr. Berenson in the amount of $75,000.

Executive Compensation and Option Grants to our Current Executive Officers

None of the individuals who currently serve as our executive officers (including Spiro Rombotis, Paul McBarron, Dr. Robert Jackson, Dr. Judy Chiao, and Dr. Robert Westwood) were employed by Xcyte during the fiscal years ended 2005, 2004 or 2003. As a result, Xcyte did not pay any compensation to such individuals.

Compensation of Directors

Non-employee directors receive a director fee for their services as members of the Board of Directors and any committee of the Board of Directors in the amount of an annual retainer of $20,000, plus $1,000 for each board meeting attended in person, $500 for each board meeting attended via teleconference or videoconference, and $500 for each committee meeting attended. They are reimbursed for certain customary business expenses in connection with attending Board and committee meetings. The Chairman of our Board also receives an additional $60,000 annual retainer for his service as Chairman.

Agreements with Executive Officers

We have not entered into employment agreements with any of our current executive officers. However, we anticipate entering into such employment agreements in the near future. Upon execution of any such employment agreements, we will make such filings and disclosures as are required pursuant to the federal securities laws

Options Granted In Last Fiscal Year

The following table shows the options granted to our former named executive officers during fiscal year 2005, that are still outstanding as of the date of this report and the potential realizable value of those grants (on a pre-tax basis) determined in accordance with SEC rules. The information in this table shows how much the named executive officers may eventually realize in future dollars under three hypothetical situations: if the price of the common stock increases 0%, 5% or 10% in value per year, compounded over the life of the options. These amounts represent assumed rates of appreciation, and are not intended to forecast future appreciation of the common stock. Actual gains, if any, on stock option exercises depend on the future performance of our common stock and overall stock market conditions. As a result of the acquisition in March 2006, these options are set to expire in the near future.

Named executive officer	Number of securities underlying options granted		Percentage of total options granted to employees(2)	Exercise price per share(3)	Expiration date	Potential realizable value at assumed annual rates of stock appreciation for option term
						5%	10%

Robert Kirkman, M.D.	40,000	(1)	14.4%	2.29	02/03/15	96,180	100,760

Kathi L. Cordova, C.P.A.	20,000	(1)	7.2%	2.29	02/03/15	48,090	50,380

(1)	These options were granted under our 2003 Stock Plan and vest over a four-year period

(2)	Each option represents the right to purchase one share of our common stock. The options generally vest over four years. The percentage of options is based upon an aggregate of 278,650 options granted during fiscal year 2005 to employees, including the named executive officers.

(3)	The exercise price for options is equal to the closing sale price per share on the Nasdaq National Market on the day immediately prior to the date of grant.

EQUITY INCENTIVE PLAN

On March 16, 2006, Xcyte stockholders approved the adoption of an equity incentive plan under which Cyclacel, following the acquisition in March 2006, is now able to make equity incentive grants to our officers, employees, directors and consultants. There are 986,120 shares of Cyclacel common stock reserved for issue under the equity incentive plan. As of the date of this report, no options or other awards had been granted pursuant to the equity incentive plan.

In connection with the approval of the equity incentive the holders of Xcyte common stock approved the partial termination of Xcyte’s 2003 Employee Stock Purchase Plan, Amended and Restated 1996 Stock Option Plan and Amended and Restated 2003 Directors’ Stock Option Plan and 2003 Stock Option Plan. As a result of such partial termination, no options will be issued under such plans following the date that the equity incentive plan is approved by holders of Xcyte common stock. However, such partial termination will not affect the rights of holders of stock options outstanding under such stock option plans.

We strongly believe that the approval of the equity incentive plan is essential to our continued success. The board of directors and management believe that equity awards motivate high levels of performance, align the interests of employees and stockholders by giving employees the perspective of an owner with an equity stake in Cyclacel, and provide an effective means of recognizing employee contributions to the success of Cyclacel. The board of directors and management believe that equity awards are of great value in recruiting and retaining personnel who help Cyclacel and its subsidiaries meet their goals, as well as rewarding and encouraging current employees. The board of directors and management believe that the ability to grant equity awards will be important to the future success of Cyclacel and its subsidiaries.

Description of the Equity Incentive Plan

General. The purpose of the equity incentive plan is to provide a means by which directors, officers and other employees of Cyclacel, its parent and subsidiaries can acquire and maintain ownership in

Cyclacel, thereby strengthening their commitment to the success of Cyclacel and its subsidiaries and their desire to remain employed by Cyclacel and its subsidiaries. The equity incentive plan is also intended to attract, employ and retain directors, officers and other employees, to provide such people with additional incentive reward opportunities designed to encourage them to enhance the profitable growth of Cyclacel and its subsidiaries, and to permit the payment of compensation that qualifies as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, (‘‘Section 162(m)’’). The equity incentive plan permits the grant of stock options, which may be either ‘‘incentive stock options’’ or nonstatutory stock options, restricted stock, restricted stock units, performance units, performance shares and stock appreciation rights (each, an ‘‘Award’’).

Administration. The equity incentive plan generally may be administered by Cyclacel’s board of directors or the compensation committee of the board, in either case referred to as the ‘‘Administrator.’’ The Administrator may make any determinations deemed necessary or advisable for the equity incentive plan. The compensation committee generally will consist of two or more directors who qualify as ‘‘non-employee directors’’ under Rule 16b-3 of the Securities Exchange Act of 1934, and as ‘‘outside directors’’ under Section 162(m) (so that the Company is entitled to a federal tax deduction for certain compensation paid under the equity incentive plan). Notwithstanding the foregoing, the Administrator may delegate its authority to administer the equity incentive plan.

Subject to the terms of the equity incentive plan, the Administrator has the sole discretion to select the employees, consultants, and directors who will receive Awards, determine the terms and conditions of Awards (for example, the exercise price and vesting schedule), and interpret the provisions of the equity incentive plan and outstanding Awards. The Administrator may not, however, reprice Awards or exchange Awards for other Awards, cash or a combination thereof, without the approval of the stockholders. The Administrator may also provide that all or a portion of an Award shall be deferred or may approve a deferral election by the Award recipient.

Eligibility. The Administrator selects the employees, consultants, and directors of Cyclacel or any parent or subsidiary of Cyclacel who will be granted Awards under the equity incentive plan. However, only employees may be granted incentive stock options. The actual number of individuals who will receive Awards cannot be determined in advance because the Administrator has the discretion to select the participants.

Limitations. Section 162(m) of the Code places limits on the deductibility for federal income tax purposes of compensation paid to certain of Cyclacel’s executive officers. In order to preserve Cyclacel’s ability to deduct the compensation income associated with options granted to such persons, the equity incentive plan provides that no employee may be granted, in any fiscal year of Cyclacel, (1) options to purchase more than 150,000 shares of Cyclacel’s common stock, (2) stock appreciation rights covering more than 150,000 shares, (3) restricted stock and restricted stock units covering more than 75,000 shares in the aggregate, and (4) performance shares and performance units covering more than 75,000 shares in the aggregate. Notwithstanding this limit, however, in connection with such individual’s initial employment with Cyclacel, he or she may be granted (1) options to purchase an additional 125,000 shares of Cyclacel’s common stock, (2) stock appreciation rights covering an additional 125,000 shares, (3) restricted stock and restricted stock units covering an additional 50,000 shares in the aggregate, and (4) performance shares and performance units covering an additional 50,000 shares in the aggregate.

Terms and Conditions of Awards. Each Award is evidenced by an Award agreement between Cyclacel and the recipient, and is subject to the terms and conditions determined by the Administrator in accordance with the equity incentive plan.

Related Party Transactions of Cyclacel Management and 5% Stockholders

On October 4, 2005, Xcyte approved the execution of an Acquisition Bonus Agreement with Christopher S. Henney, Ph.D., D.Sc., chairman of Xcyte’s board of directors. Pursuant to this agreement, upon the completion of the transactions in March 2006, resulting in a change of control of Xcyte, Xcyte paid Dr. Henney a bonus in an amount equal to $250,000, less applicable withholding taxes.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is composed entirely of directors who are not our current or former employees. The Committee is responsible for establishing and administering our executive compensation policies. The current members of our Compensation Committee are Dr Christopher Henney, Professor Gordon McVie and Dr David U’Prichard. Our committee has no interlocks with other companies.

Performance Graph

As the acquisition of Cyclacel only occurred in March 2006, the following performance graph reflects only the operations of Xcyte and related stockholder return which are not indicative of the operations and related stockholder return of Cyclacel, the current registrant.

REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

Overview

As a result of the acquisition and related transactions in March 2006, the operations of Xcyte as conducted during 2005 are no longer part of the registrant and the operations of Cyclacel are now those of the registrant commencing in March 2006. Accordingly, our current Compensation Committee were not part of establishing or administering the executive compensation policies of Xcyte during fiscal 2005. As such, this report will only be able to report on our compensation policy generally and how it will impact our executive officers going forward.

General Compensation Policy

The objectives of our executive compensation program are to:

•	Provide a competitive compensation package that will attract and retain superior talent and reward performance;

•	Support the achievement of our desired performance; and

•	Align the interests of executives with the long-term interests of stockholders through award opportunities that can result in ownership of common stock, thereby encouraging the achievement of superior results over an extended period.

Executive Officer Compensation Program

The Company's executive officer compensation program is comprised of: (i) base salary, which is set on an annual basis; (ii) discretionary incentive bonuses, which are based on the achievement of objectives and our performance; and (iii) discretionary incentive compensation in the form of equity incentive grants, with the objective of aligning the executive officers' long-term interests with those of the stockholders and encouraging the achievement of superior results over an extended period.

The Compensation Committee performs annual reviews of executive compensation to confirm the competitiveness of the overall executive compensation packages as compared with companies who compete with us to attract and retain employees.

Base Salary

Base salaries are set competitively relative to companies in the life sciences industry and other comparable companies. In determining salaries, the Compensation Committee also takes into consideration individual experience and performance. The Compensation Committee seeks to compare the salaries paid by companies similar in size and industry to us. Within this comparison group, we seek to make comparisons to executives at a comparable level of experience, who have a comparable level of responsibility and expected level of contribution to our performance. In setting base salaries, the Compensation Committee also takes into account the level of competition among companies in our line of business to attract talented personnel.

Incentive Bonuses

We establish goals related specifically to that officer's areas of responsibility. The Compensation Committee determines the amount of each executive's bonus based on a subjective assessment by the Compensation Committee of the officer's progress toward achieving the established goals. Bonuses are typically awarded on an annual basis.

Long-term Incentive Compensation

Long-term incentive compensation, in the form of stock options and restricted stock grants, allows the executive officers to share in any appreciation in the value of our common stock. The Compensation Committee believes that equity participation aligns executive officers' interests with those of the stockholders. The amounts of the awards are designed to reward past performance and create incentives to meet long-term objectives. Awards are made at a level calculated to be competitive within the life sciences industry as well as a broader group of companies of comparable size. In determining the amount of each grant, the Compensation Committee takes into account the number of shares held by the executive prior to the grant as well as our performance and the individual executive. The plan provides that awards will be canceled and that certain gains must be repaid if an executive officer violates certain provisions of the plan. These provisions include prohibitions against engaging in activity that is detrimental to us, such as performing services for a competitor, disclosing confidential information or soliciting customers away from the company.

Tax Considerations

The Compensation Committee's compensation strategy is to be cost and tax effective. Therefore, the Compensation Committee's policy is to preserve corporate tax deductions, while maintaining the flexibility to approve compensation arrangements that it deems to be in the best interests of the company and its stockholders, even if such arrangements do not always qualify for full tax deductibility.

COMPENSATION COMMITTEE

Dr Christopher Henney
Professor Gordon McVie
Dr David U’Prichard

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information As of December 31, 2005
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance UnderEquity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	43,217	$29.30	–
Total	43,217	$29.30	–

The following table sets forth, as of April 27, 2006, based on the public filings of such individuals and entities and our knowledge of securities issued by us to them, certain information concerning the ownership of voting securities of (i) each current member of the board of directors, (ii) our former chief executive officer and certain other highly compensated officers, (iii) all of our directors and executive officers as a group, and (iv) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities relying solely upon their public filings of such ownership.

Common Stock	Shares Beneficially Owned (1)
	Number		Percent of total
Directors and Officers
Sir John Banham	33,347		*
Dr Judy Chiao	48,168		*
Dr Christopher Henney	7,167		*
Dr Robert Jackson	64,841		*
Paul McBarron	74,104		*
Prof. Gordon Mcvie	—		*
Spiro Rombotis	353,848		3.64%
Daniel Spiegelman	1,312		*
Dr David U’Prichard	18,526		*
Dr Robert Westwood	—		*
Executive Officers and Directors as a Group (10 persons)	601,314		6.18%
Five Percent Stockholders
INVESCO Private Capital, Inc. & IPC Direct Associates V, L.L.C.	931,313	(2)	9.6%

*Represents beneficial ownership of less than 1% of the shares of common stock.

(1)    Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within sixty (60) days of April 27, 2006. Except as indicated by footnote to our knowledge, all persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned

(2)    The 931,313 shares are held as follows: (i) as the managing member of IPC Direct Associates V, L.L.C., which is the general partner of Chancellor V, L.P., INVESCO Private Capital, Inc. beneficially owns 555,384 Shares; (ii) as the managing member of IPC Direct Associates V, L.L.C., which is the general partner of Chancellor V-A, L.P., INVESCO Private Capital, Inc. beneficially owns 288,075 Shares; and (iii) and the managing member of IPC Direct Associates V, L.L.C., which is the general partner of Citiventure 2000, L.P., INVESCO Private Capital, beneficially owns 87,854 Shares.

Item 14. Principal Accounting Fees and Services.

The audit committee has appointed Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2005.

The following table shows the fees paid or accrued by the Company for the audit and other services provided by Ernst & Young for fiscal 2005 and 2004.

	2005	2004
Audit Fees(1)	$400,650	$293,070
Tax Fees(2)	11,000	8,500
All Other Fees(3)	180,000	2,500
Total	$591,650	$304,070

(1)	Audit fees represent fees for professional services provided in connection with the audit of the Company’s annual financial statements and reviews of the Company’s quarterly reports on Form 10-Q, in addition to the review of the Company’s two Form S-1 registration statements, preparation of comfort letters associated with the Company’s public offerings and related services that are normally provided in connection with regulatory filings in respect of 2004 and for 2005 fees for services provided in connection with the Company’s Form S-4 and related services that are normally provided in connection with regulatory filings.

(2)	Tax fees represent tax compliance fees.

(3)	All other fees represent for 2005, fees for professional services in connection with due diligence and for 2004, an annual online research subscription to Ernst & Young Online and a one-time consultation fee related to Sarbanes-Oxley Section 404 compliance.

The audit committee also has adopted policies and procedures for pre-approving all non-audit work performed by Ernst & Young.

SIGNATURES

In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYCLACEL PHARMACEUTICALS, INC.

Dated: April 27, 2006	By: /s/ Spiro Rombotis Spiro Rombotis Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Spiro Rombotis	Chief Executive Officer (principal executive officer)	April 27, 2006

Spiro Rombotis

/s/ Paul McBarron	Chief Operating Officer & EVP Finance (principal financial officer)	April 27, 2006

Paul McBarron

/s/ Dr. David U'Prichard	Chairman	April 27, 2006

Dr. David U'Prichard

/s/ Sir John Banham	Director	April 27, 2006

Sir John Banham

/s/ Christopher Henney	Director	April 27, 2006

Christopher Henney

/s/ Prof. Gordon McVie	Director	April 27, 2006

Prof. Gordon McVie

/s/ Daniel Spiegelman	Director	April 27, 2006

Daniel Spiegelman