Form 10-Q/A
period 2006-03-31
Cyclacel Pharmaceuticals, Inc.
filed 2006-07-07
CIK 1130166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO
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

CYCLACEL PHARMACEUTICALS, INC.

INDEX

			Page
PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005	4
		Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2006 and 2005 (unaudited) and the period from August 13, 1996 (inception) to March 31, 2006 (unaudited)	5
		Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited) and the period from August 13, 1996 (inception) to March 31, 2006 (unaudited)	6
		Notes to Condensed Consolidated Condensed Financial Statements (unaudited)	8
	Item 4.	Controls and Procedures	20
PART II	OTHER INFORMATION
	Item 6.	Exhibits	22
	Signature		23

Explanatory Note

On June 23, 2006, Cyclacel Pharmaceuticals, Inc. (the ‘‘Company’’) discovered that certain transaction costs incurred by Xayte Therapies, Inc. in connection with the completion of the Stock Purchase Agreement with Cyclacel Group plc were omitted from accrued liabilities on completion of the merger with a consequent incorrect allocation of the merger purchase price. The correction of this omission will result in an increase in Goodwill and Accrued liabilities of $825,000. This error was included in the Form 10-Q filed with the Securities and Exchange Commission on May 16, 2006. This amendment on Form 10-Q/A corrects the following line items of the balance sheet, and related notes, by an increase of $825,000: Goodwill; Total assets; Accrued liabilities; Total current liabilities; Total liabilities; and Total liabilities and stockholders' equity.

PART I.  FINANCIAL INFORMATION

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2006 Restated	As of December 31, 2005
	(Unaudited)	(Note 1)
	$000	$000
ASSETS
Current assets:
Cash and cash equivalents	23,707	3,117
Short-term investments	6,918	10,690
Prepaid expenses and other current assets	3,378	3,219
Total current assets	34,003	17,026
Property, plant and equipment (net)	1,950	2,045
Deposits and other assets	259	—
Goodwill	2,749	—
Total assets	38,961	19,071
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	3,152	2,159
Amounts due to Cyclacel Group plc	1,156	10,467
Accrued liabilities	3,400	1,869
Other current liabilities	992	128
Derivative liability	1,842	—
Current portion of other accrued restructuring charges	982	—
Current portion of equipment financing	252	251
Total current liabilities	11,776	14,874
Other accrued restructuring charges, net of current	1,749	—
Equipment financing, net of current	16	78
Other liabilities	28	—
Total liabilities	13,569	14,952
Commitments and contingencies
Stockholders’ equity:
Preferred Ordinary shares, 0.1p par value; 21,000,000 shares authorized; Nil and 17,965,835 shares issued and outstanding in 2006 and 2005, respectively. Aggregate liquidation preference of $Nil and $210,954,000 ($11.74 per share) at March 31, 2006 and December 31, 2005, respectively	—	30
Ordinary shares, 0.1p par value; 5,748,428 shares authorized; Nil and 1,871,210 shares issued and outstanding in 2006 and 2005, respectively	—	2
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 2,046,813 and Nil shares issued and outstanding in 2006 and 2005. Aggregate preference in liquidation — $20,673,000 at March 31, 2006	2	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 9,729,419 and Nil shares issued and outstanding in 2006 and 2005, respectively	10	—
Additional paid in capital	148,608	116,063
Accumulated other comprehensive loss	(2,861)	(2,958)
Deficit accumulated during the development stage	(120,367)	(109,018)
Total stockholders’ equity	25,392	4,119
Total liabilities and stockholders’ equity	38,961	19,071

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

Asset Purchase Agreement

On March 24, 2006 Xcyte completed an Asset Purchase Agreement (the ‘‘Asset Purchase Agreement’’) with Invitrogen Corporation, a Delaware corporation (‘‘Invitrogen’’), in which Invitrogen agreed to purchase Xcyte’s T cell expansion technology known as the ‘‘Xcellerate Process’’ in exchange for $5 million (the ‘‘Asset Sale’’). The purchase price is subject to a post-closing adjustment pursuant to which Xcyte can be required to refund up to $1 million to Invitrogen. The assets subject to the agreement include intellectual property, the clinical data generated by Xcyte in the course of six clinical trials of the lead product, Xcellerated T Cells, as well as raw materials and equipment.

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

Prior to January 1, 2006, the Company applied the intrinsic value-based method of accounting for share-based payment transactions with our employees, as prescribed by Accounting Principles Board (‘‘APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB No. 25’’) and related interpretations including Financial Accounting Standards Board Statement Interpretation (‘‘FIN’’) No. 44, ‘‘Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25’’ Under the intrinsic value method, compensation expense was recognized only if the current market price of the underlying stock exceeded the exercise price of the share-based payment award as of the measurement date (typically the date of grant). Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock-Based Compensation,’’ (‘‘SFAS 123’’) established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123 and by Statement of Financial Accounting Standards No. 148, ‘‘Accounting for Stock-Based Compensation – Transition and Disclosure’’, the Company disclosed on a pro forma basis the net income and earnings per share that would have resulted had it adopted SFAS 123 for measurement purposes.

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

Recent accounting pronouncements

In March 2004, the EITF reached a consensus on EITF 03-1, ‘‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.’’ EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position No. 115-1 and FAS 124-1, ‘‘The Meaning of Other-Than-Temporary Impairment and it as Application to Certain Investments.’’ The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 with earlier application permitted. For Cyclacel, the effective date was the first quarter of 2006. The adoption of this accounting principle did not have a significant impact on our financial position or results of operations.

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

The purchase price is summarized as follows (in thousands):

Fair value of Xcyte outstanding common stock	$8,620
Fair value of Xcyte outstanding preferred stock	7,618
Fair value of Xcyte outstanding stock options	17
Estimated merger costs	1,951
Total purchase price	$18,206

Merger Purchase Price Allocation

The purchase price allocation is as follows (in thousands):

Current assets	$21,267
Property, plant and equipment	108
Other assets	259
Current liabilities	(4,400)
Non-current liabilities	(1,777)
Goodwill	2,749
$18,206

On June 23, Cyclacel Pharmaceuticals, Inc. discovered that certain transaction costs incurred by Xcyte Therapies, Inc. in connection with the completion of the Stock Purchase Agreement with Cyclacel Group plc were omitted from accrued liabilities on completion of the merger with a consequent incorrect allocation of the amounts allocated to Current liabilities and Goodwill in the Merger Purchase Price Allocation. The correction of this omission results in a restatement of the purchase price allocation included in the Form 10-Q filed with the Securities and Exchange Commission on May 16, 2006. Current liabilities are increased by $825,000 from the previously disclosed $3,575,000 to $4,400,000. Goodwill is increased by $825,000 from the previously disclosed $1,924,000 to $2,749,000. There is a corresponding correction to the following line items of the balance sheet by an increase of $825,000: Goodwill; Total Assets; Accrued Liabilities; Total Current liabilities; and Total Liabilities and stockholders' equity.

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

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.
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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice-President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our Chief Executive Officer and Executive Vice-President of Finance concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting.
Certain transaction costs incurred by Xcyte Therapies, Inc. in connection with the completion of the Stock Purchase Agreement with Cyclacel Group plc were omitted from accrued liabilities on completion of the merger with a consequent incorrect allocation of the merger purchase price. This error was included in the unaudited financial statements for the three month period ended March 31, 2006 included in Form 10-Q filed with the Securities and Exchange Commission on May 16, 2006. Our Chief Executive Officer and Executive Vice-President of Finance have evaluated whether any change in our internal control over financial reporting, as such term is defined under Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, occurred during our most recent fiscal quarter covered by this report that has materially affected, or is likely to materially affect, our internal control over financial reporting. Based on their evaluation, our Chief Executive Officer and Executive Vice-President of Finance concluded that there has been no change in our internal control over financial reporting during our most recent fiscal quarter covered by this report that has materially affected, or is likely to materially affect, our internal control over financial reporting. We are in the process of determining the additional steps necessary to strengthen our purchase accounting process.

PART II. OTHER INFORMATION

Item 6.	Exhibits

3.3.1	Certificate of Incorporation (effecting name change to Cyclacel Pharmaceuticals, Inc.)*
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Short Hills, New Jersey, on July 7, 2006.

CYCLACEL PHARMACEUTICALS, INC.
Dated: July 7, 2006	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer and Executive Vice President, Finance