Form 10-Q
period 2006-06-30
Cyclacel Pharmaceuticals, Inc.
filed 2006-08-14
CIK 1130166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 11, 2006 there were 16,157,991 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

INDEX

			Page
PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005	3
		Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2006 and 2005 (unaudited) and the period from August 13, 1996 (inception) to June 30, 2006 (unaudited)	4
		Condensed Consolidated Statements of Comprehensive Loss for the three months and six months ended June 30, 2006 and 2005 (unaudited) and the period from August 13, 1996 (inception) to June 30, 2006 (unaudited)	5
		Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 (unaudited) and the period from August 13, 1996 (inception) to June 30, 2006 (unaudited)	6
		Notes to Condensed Consolidated Financial Statements (unaudited)	8
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
	Item 4.	Controls and Procedures	24
PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	25
	Item 1A.	Risk Factors	25
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
	Item 3.	Defaults Upon Senior Securities	39
	Item 4.	Submission of Matters to a Vote of Security Holders	39
	Item 5.	Other Information	40
	Item 6.	Exhibits	41
	Signature		42

PART I.    FINANCIAL INFORMATION

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2006	As of December 31, 2005
	(Unaudited) $000	(Note 1) $000
ASSETS
Current assets:
Cash and cash equivalents	63,101	3,117
Short-term investments	1,886	10,690
Prepaid expenses and other current assets	2,961	3,219
Total current assets	67,948	17,026
Property, plant and equipment (net)	1,711	2,045
Deposits and other assets	259	—
Goodwill	2,749	—
Total assets	72,667	19,071
LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	1,908	2,159
Amounts due to Cyclacel Group plc	217	10,467
Accrued liabilities	1,741	1,869
Other current liabilities	164	128
Derivative liability	1,632	—
Current portion of other accrued restructuring charges	993	—
Current portion of equipment financing	218	251
Total current liabilities	6,873	14,874
Other accrued restructuring charges, net of current	1,537	—
Equipment financing, net of current	—	78
Other liabilities	11	—
Total liabilities	8,421	14,952
Stockholders’ equity:
Preferred Ordinary shares, 0.1p par value; Nil and 21,000,000 shares authorized at June 30, 2006 and December 31, 2005, respectively; Nil and 17,965,835 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively. Aggregate liquidation preference of $Nil and $210,954,000 ($11.74 per share) at June 30, 2006 and December 31, 2005, respectively	—	30
Ordinary shares, 0.1p par value; Nil and 5,748,428 shares authorized at June 30, 2006 and December 31, 2005, respectively; Nil and 1,871,210 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	—	2
Preferred stock, $0.001 par value; 5,000,000 and Nil shares authorized at June 30, 2006 and December 31, 2005, respectively; 2,046,813 and Nil shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively. Aggregate preference in liquidation of $20,673,000 and $Nil at June 30, 2006 and December 31, 2005, respectively.	2	—
Common stock, $0.001 par value; 100,000,000 and Nil shares authorized at June 30, 2006 and December 31, 2005, respectively; 16,157,991 and Nil shares issued and outstanding in 2006 and 2005, respectively	16	—
Additional paid-in capital	193,995	116,063
Accumulated other comprehensive loss	(2,458)	(2,958)
Deficit accumulated during the development stage	(127,309)	(109,018)
Total stockholders’ equity	64,246	4,119
Total liabilities and stockholders’ equity	72,667	19,071

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,		Period from August 13, 1996 (inception) to June 30,
	2006	2005	2006	2005	2006
	$000, except per share and share amounts
Revenues:
Collaboration and research and development revenue	30	31	125	66	2,884
Grant revenue	6	40	62	61	3,382
	36	71	187	127	6,266
Operating expenses:(1)
Research and development	(5,133)	(4,237)	(13,137)	(9,163)	(113,907)
General and administrative	(3,030)	(1,465)	(6,945)	(2,671)	(30,578)
Total operating expenses	(8,163)	(5,702)	(20,082)	(11,834)	(144,485)
Operating loss	(8,127)	(5,631)	(19,895)	(11,707)	(138,219)
Other income (expense):
Costs associated with aborted 2004 IPO	—	—	—	—	(3,550)
Change in valuation of derivative	(98)	—	(98)	—	(98)
Interest income	645	169	772	408	7,051
Interest expense	(58)	(19)	(126)	(39)	(3,788)
Total other income (expense)	489	150	548	369	(385)
Loss before taxes	(7,638)	(5,481)	(19,347)	(11,338)	(138,604)
Income tax benefit	(696)	(438)	(1,056)	(905)	(11,295)
Net loss	(6,942)	(5,043)	(18,291)	(10,433)	(127,309)
Dividends on Preferred Ordinary shares	—	(2,990)	(2,827)	(5,943)	(38,122)
Net loss applicable to ordinary shareholders	(6,942)	(8,033)	(21,118)	(16,376)	(165,431)
Net loss per share – basic and diluted	$(0.48)	$(1.03)	$(1.90)	$(2.11)
Weighted average shares	14,321,256	7,761,453	11,102,967	7,761,453

(1) Amounts include stock-based compensation, consisting of stock-based compensation expense under SFAS 123R, the amortization of deferred stock-based compensation and the value of options issued to non-employees for services rendered, allocated as follows:

	For the three months ended June 30,		For the six months ended June 30,		Period from August 13, 1996 (inception) to June 30,
	2006	2005	2006	2005	2006
	$000	$000	$000	$000	$000
Research and development	1,342	313	5,888	771	7,754
General and administrative	744	73	3,169	205	3,857
	2,086	386	9,057	976	11,611

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,		Period from August 13, 1996 (inception) to June 30,
	2006	2005	2006	2005	2006
	$000	$000	$000	$000	$000
Net loss	(6,942)	(5,043)	(18,291)	(10,433)	(127,309)
Currency translation	403	(1,076)	500	(1,690)	(2,458)
Comprehensive loss	(6,539)	(6,119)	(17,791)	(12,123)	(129,767)

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,		Period from August 13, 1996 (inception) to June 30,
	2006	2005	2006
	$000	$000	$000
Cash flows from operating activities:
Net loss	(18,291)	(10,433)	(127,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of investment premiums, net	5	—	5
Change in valuation of derivative	98	—	98
Depreciation and amortization	603	721	8,568
Deferred revenue	—	—	(98)
Compensation for warrants issued to non employees	—	—	1,215
Shares issued for IP rights	—	—	446
Loss on disposal of property, plant and equipment	(3)	—	22
Stock based compensation	9,057	976	11,611
Amortization of issuance costs of Preferred Ordinary ‘‘C’’ shares	—	—	2,517
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,144	(222)	(1,577)
Accounts payable and other current liabilities	(3,037)	(54)	1,227
Net cash used in operating activities	(10,424)	(9,012)	(103,275)
Investing activities:
Purchase of property, plant and equipment	(70)	(35)	(6,073)
Proceeds from sale of property, plant and equipment	18	—	18
Short-term investments on deposit, net of maturities	9,158	7,888	(1,352)
Net cash provided by (used in) investing activities	9,106	7,853	(7,407)
Financing activities:
Payment of capital lease obligations	(128)	(176)	(3,479)
Proceeds from issuance of ordinary and preferred ordinary shares, net of issuance costs	—	—	90,858
Proceeds from issuance of common stock and warrants, net of issuance costs	42,626	—	42,626
Payment of preferred stock dividend	(307)		(307)
Repayment of government loan	—	—	(455)
Government loan received	—	—	414
Loan received from parent company	—	—	9,103
Proceeds of committable loan notes issued from shareholders	—	—	8,883
Loans received from shareholders	—	—	1,645
Cash and cash equivalents assumed on stock purchase	17,915	—	17,915
Short-term investments assumed on stock purchase	3,239	—	3,239
Costs associated with stock purchase	(1,951)	—	(1,951)
Net cash provided by (used in) financing activities	61,394	(176)	168,491
Effect of exchange rate changes on cash and cash equivalents	(92)	(443)	5,292
Net increase (decrease) in cash and cash equivalents	60,076	(1,335)	57,809
Cash and cash equivalents at beginning of period	3,117	7,766	—
Cash and cash equivalents at end of period	63,101	5,988	63,101

	For the six months ended June 30,		Period from August 13, 1996 (inception) to June 30,
	2006	2005	2006
	$000	$000	$000
Supplemental disclosure of cash flows information:
Cash received during the period for:
Interest	704	459	7,176
Taxes	1,906	—	10,739
Cash paid during the period for:
Interest	(537)	(37)	(1,399)
Schedule of non-cash transactions:
Acquisitions of equipment purchased through capital leases	—	—	3,470
Issuance of Ordinary shares in connection with license agreements	—	—	592
Issuance of Ordinary shares on conversion of bridging loan	—	—	1,638
Issuance of Preferred Ordinary ‘‘C’’ shares on conversion of secured convertible loan notes and accrued interest	—	—	8,893
Issuance of Ordinary shares in lieu of cash bonus	—	—	164
Deferred stock-based compensation	9,057	976	11,611

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CYCLACEL PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)

1.    ORGANIZATION OF THE COMPANY

Cyclacel Pharmaceuticals, Inc. (‘‘Cyclacel’’, or the ‘‘Company’’) was incorporated in the state of Delaware in 1996 and is headquartered in Short Hills, New Jersey with research facilities located in Dundee, Scotland and Cambridge, England. Cyclacel is a development-stage biopharmaceutical company dedicated to the discovery, development and eventual commercialization of novel, mechanism-targeted drugs to treat human cancers and other serious disorders. As a development stage enterprise, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual properties, raising capital and recruiting and training personnel.

Recent Corporate History

On March 27, 2006, Xcyte Therapies Inc. (‘‘Xcyte’’) completed a Stock Purchase Agreement (the ‘‘Stock Purchase Agreement’’) with Cyclacel Group plc (‘‘Group’’), a public company organized under the laws of England and Wales in which Xcyte agreed to purchase from Group all of the capital stock of Cyclacel Limited (‘‘Limited’’), a private limited company organized under the laws of England and Wales and a wholly-owned subsidiary of Group (the ‘‘Stock Purchase’’). Under the terms of the Stock Purchase Agreement, Xcyte issued 7,761,453 shares of common stock to Group which, after giving effect to the transaction, represented 79.7% of the outstanding shares of Xcyte’s common stock. Limited became Xcyte’s wholly owned subsidiary. Xcyte changed its name to Cyclacel Pharmaceuticals, Inc. On March 27, 2006, Group effected a members’ voluntary liquidation in accordance with its certificate of incorporation, memorandum and articles of association and the applicable laws of England and Wales, which has resulted in the distribution of its assets, including the Xcyte common stock it received in the Stock Purchase, to its shareholders and creditors. The transaction has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States and Limited is considered the acquiring company for accounting purposes. Accordingly, the purchase price has been allocated among the fair values of the assets and liabilities of Xcyte, while the historical results of Limited are reflected in the results of the Company.

Prior to the Stock purchase, on March 24, 2006 Xcyte completed an Asset Purchase Agreement (the ‘‘Asset Purchase Agreement’’) with Invitrogen Corporation, a Delaware corporation (‘‘Invitrogen’’), in which Invitrogen agreed to purchase Xcyte’s T cell expansion technology known as the ‘‘Xcellerate Process ’’ in exchange for $5 million (the ‘‘Asset Sale’’). The purchase price is subject to a post-closing adjustment pursuant to which Xcyte can be required to refund up to $1 million to Invitrogen. The assets subject to the agreement included intellectual property, the clinical data generated by Xcyte in the course of six clinical trials of the lead product, Xcellerated T Cells, as well as raw materials and equipment.

On March 16, 2006, Xcyte stockholders approved a one-for-ten reverse stock split of its common stock. The reverse stock split occurred immediately prior to the completion of the Stock Purchase. All information in this report relating to the number of shares, price per share, and per share amounts of common stock are presented on a post-split basis.

On April 26, 2006, Cyclacel raised gross proceeds of $45.3 million through a private placement of common stock and common stock purchase warrants. 6.43 million shares of its common stock were issued at a price of $7.00 per share. In addition, 2.57 million seven year common stock purchase warrants were issued to the investors granting them the right to purchase Cyclacel's common stock at a price of $7.00 per share.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cyclacel Pharmaceuticals, Inc. have been included. Operating results for the three month and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005 and 2004, the nine months ended December 31, 2003 and the period from August 13, 1996 (inception) to December 31, 2005 included in the Company's Current Report on Form 8-K filed on May 16, 2006. Financial information as of December 31, 2005 has been derived from these audited consolidated financial statements.

2.    STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted Financial Accounting Standards Board Statement (‘‘FASB’’), Statement No. 123R, ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’). SFAS 123R requires the Company to measure all share-based payment awards, including those with employees, granted and cancelled after, or that were unvested as of, January 1, 2006 at fair value. Under SFAS 123R, the fair value of stock options and other equity-based compensation must be recognized as expense in the statements of operations over the requisite service period of each award.

The Company adopted SFAS 123R using the modified prospective method of transition. Accordingly, the Company has recognized stock-based compensation expense of $9,057,000 for the six-month period ended June 30, 2006, comprising a stock-based compensation charge of $6,971,000 for the three-month period ended March 31, 2006 in respect of outstanding share-based awards previously granted under Cyclacel Group plc’s: Cyclacel Limited Share Option Plan (‘‘1997 Plan’’), the Cyclacel Limited 2000 Employees’ Share Option Scheme under the Enterprise Management Incentive Scheme (‘‘2000 Plan’’) and the Cyclacel Group Plc Discretionary Share Option Plan (‘‘Discretionary Plan’’) and restricted stock issued to certain directors, officers and former director, and a stock-based compensation expense of $2,086,000 for the three-month period ended June 30, 2006, in respect of outstanding share-based awards granted under Cyclacel’s 2006 Stock Option and Award Plan and 2006 Stock Option and Award Plan (UK Approved SubPlan), together ‘‘2006 Plans’’.

Prior to January 1, 2006, the Company applied the intrinsic value-based method of accounting for share-based payment transactions with our employees, as prescribed by Accounting Principles Board (‘‘APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB No. 25’’) and related interpretations including Financial Accounting Standards Board Statement Interpretation (‘‘FIN’’) No. 44, ‘‘Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25’’ Under the intrinsic value method, compensation expense was recognized only if the current market price of the underlying stock exceeded the exercise price of the share-based payment award as of the measurement date (typically the date of grant). Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock-Based Compensation,’’ (‘‘SFAS 123’’) established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. The Company also followed the disclosure requirements of SFAS 123 and Statement of Financial Accounting Standards No. 148, ‘‘Accounting for Stock-Based Compensation — Transition and Disclosure’’.

Had compensation expense been recognized for stock-based compensation plans in accordance with SFAS No. 123, the Company would have recorded the following net loss and net loss per share amounts for the three and six month periods ended June 30, 2005 (in thousands):

	3 months ended June 30, 2005	6 months ended June 30, 2005
Net loss:
As reported	$(8,033)	$(16,376)
Add: Employee stock based compensation expense included in reported net loss, net of related tax effects	386	976
Deduct: total employee stock based compensation expense determined under the fair value method for all awards, net of related tax effects	(470)	(1,227)
Pro forma	$(8,117)	$(16,627)
Basic and diluted loss per common share:
As reported	$(1.03)	$(2.11)
Pro forma	$(1.05)	$(2.14)

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net loss for the three and six month periods ended June 30, 2006 are $2,086,000 higher and $2,805,000 lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted net loss per share for the three and six-month periods ended June 30, 2006 are $0.15 higher and $0.25 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25.

Stock-Based Compensation Arrangements

Prior to the Stock Purchase, Group operated a number of share option plans, which provided the opportunity to all eligible individuals, including employees of Cyclacel, to participate in the potential growth and success of Group . These were the 1997 Plan, the 2000 Plan, the SEIP, the Discretionary Plan, the Cyclacel Group Plc Savings Related Share Option Plan and the Cyclacel Group Plc Restricted Share and Co- Investment Plan collectively referred to as the ‘‘Cyclacel Plans’’. Options had only been issued under the 1997 Plan, the 2000 Plan, the Discretionary Plan and the SEIP.

Similarly Xcyte operated a number of share option plans, the Amended and Restated 2003 Directors’ Stock Option Plan (‘‘2003 Directors’ Plan’’), the Amended and Restated 1996 Stock Option Plan (‘‘1996 Plan’’) and the 2003 Stock Plan (‘‘2003 Plan’’), collectively referred to as the ‘‘Xcyte Plans’’.

The completion of the Stock Purchase, the asset sale to Invitrogen and the members’ voluntary liquidation of Group variously caused an acceleration of vesting of options according to the terms of each of the Plans as described below.

Acceleration of Options

Cyclacel Plans

The vesting of all options granted pursuant to the 1997 Plan, 2000 Plan and Discretionary Plan were accelerated on the members’ voluntary liquidation of Cyclacel Group plc. As a result of this acceleration, any holder of options granted pursuant to these Plans had the right to exercise one hundred percent (100%) of the options held by such holder pursuant to such plan. However, prior to the completion of the Stock Purchase and liquidation of Cyclacel Group plc all Cyclacel employees waived their rights to exercise any options held by them. The number of options of common stock that would have become fully vested as a result of the accelerated vesting provisions of the Plans was 1,369,757. However, as the liquidation of Cyclacel Group plc was probable at the time the options were waived and the liquidation caused the acceleration of the vesting of the options, the previously unrecognized compensation cost associated with these awards has been charged as employee compensation immediately prior to the consummation of the Stock Purchase on March 27, 2006. Options granted pursuant to the Senior Executive Incentive Plan only became vested on occurrence of certain trigger events and the passage of time thereafter; moreover, there were no provisions for an acceleration of vesting on liquidation. Directors benefiting from this plan waived their rights to any options held by them and concurrently the directors were issued with restricted stock as detailed below. Accordingly, as the options had never vested and were improbable of vesting even absent the liquidation, no compensation charged associated with these awards has been charged as employee expense in this period. There were no Cyclacel common stock options outstanding on completion of the Stock Purchase or liquidation of Group.

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

The vesting of 25% of the unvested options granted pursuant to the 1996 Plan accelerated immediately upon the closing of the Stock Purchase and the asset sale to Invitrogen pursuant to the terms of the 1996 Plan. As a result of this acceleration, any holder of options granted pursuant to the 1996 Plan had the right to exercise 25% of all unvested options held by such holder under the plan. The number of options of common stock that became fully vested as a result of the accelerated vesting provisions of the Plan was 17,431.

The vesting of up to 25% of the total options granted under any award pursuant to the 2003 Plan accelerated immediately upon the closing of the Stock Purchase and the asset sale to Invitrogen pursuant to the terms of the 2003 Plan. As a result of this acceleration, any holder of options under the 2003 Stock Plan had the right to exercise the lesser of 25% of the options granted to such holder under the 2003 Stock Plan award or all remaining unvested options granted to the holder under the award pursuant to such plan. In addition, any holder of such options who is involuntarily terminated within 12 months of the closing of the transaction will have the right to exercise the lesser of an additional 25% of the options granted to such holder under the 2003 Plan award or all remaining unvested options granted to the holder under the award pursuant to such plan, for a total of 50% of the options granted to such holder under the 2003 Stock Plan award or all remaining unvested options granted to the holder under the award pursuant to such plan. The number of shares of the common stock that became fully vested as a result of the accelerated vesting provisions of the Plan was 21,779.

New Plans

On March 16, 2006, Xcyte stockholders approved the adoption of 2006 Plans, under which Cyclacel, following the acquisition in March 2006, is now able to make equity incentive grants to its officers, employees, directors and consultants. There are 1,615,795 shares of Cyclacel common stock reserved for issue under the equity incentive plan. As of the date of this report, a total of 827,619 options have been granted pursuant to the 2006 Plans of which two-thirds of the options vested immediately on grant. The remaining unvested options, which total 275,873, become fully vested 12 months following the date of grant of the options. The total fair value of these options granted is $3,120,000. In respect of these options, $960,000 of compensation expense has not been recognized at June 30, 2006.

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

A summary of activity for the options under our share option plans for the six months ended June 30, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Balance as of January 1, 2006	3,188,390	$1.21	8.49	5.43
Assumed on Stock Purchase	44,491	$34.91	7.82	—
Granted	827,619	$6.40	9.88	—
Exercised	—	—	—	—
Expired	—	—	—	—
Cancelled/forfeited	(3,208,236)	$1.56	8.48	5.43
Balance as of June 30, 2006	852,264	$6.69	9.84	—
Vested and unvested expected to vest at June 30, 2006	576,391	$6.83	9.83	—
Vested and exercisable at June 30, 2006	576,391	$6.83	9.83	—

The assumptions used in valuing stock option awards granted during 2006, along with Weighted-average grant date fair value are shown below.

For the six months ended June 30, 2006
Expected term	3 years
Risk free Interest rate	5.06%
Volatility	90%
Dividends	0.00%
Resulting weighted average grant date fair value	$3.77

The expected term assumption was estimated using the ‘‘simplified method’’, as described in Staff Accounting Bulletin No. 107, Share-Based Payment. This method estimates the expected term of an option based on the average of the vesting period and the contractual term of an option award.

The expected volatility assumption was based on the historical volatility of our common stock since the first day we became publicly traded (August 2000).

The weighted average risk-free interest rate represents interest rate for treasury constant maturities published by the Federal Reserve Board. If the term of available treasury constant maturity instruments is not equal to the expected term of an employee option, we use the weighted average of the two Federal Reserve securities closest to the expected term of the employee option.

Dividend yield has been assumed to be zero as (a) we have never declared or paid any dividends and (b) do not currently anticipate paying any cash dividends on our outstanding shares of common stock in the foreseeable future.

In calculating the fair value of option awards granted after January 1, 2006, we, for the most part, used the same methodologies and assumptions employed prior to our adoption of SFAS 123R. For instance, our estimate of expected volatility is based exclusively on our historical volatility, since we have granted options that vest purely based on the passage of time and otherwise meet the criteria to exclusively rely on historical volatility, as set out in Staff Accounting Bulletin No. 107, ‘‘Share-based Payment’’.

In the first quarter of 2006 prior to the completion of the Stock Purchase, 1,750,000 shares of Cyclacel Group plc preferred stock was granted to certain directors, officers and a former director. These shares converted to 648,412 shares of restricted common stock of the Company on completion of the

Stock Purchase. Because the shares granted are not subject to additional future vesting or service requirements, the stock-based compensation expense of $5,181,000 recorded in the first quarter of 2006 constitutes the entire grant-date fair value of this award, and no future period charges will be recorded. The stock is restricted only in that it cannot be sold for a specified period of time. There are no vesting requirements. The fair value of the stock granted was $7.99 per share based on the market price of the Company’s common stock on the date of grant. There were no discounts applied for the effects of the restriction, since the value of the restriction is considered to be de minimis. Certain of the restricted stock was issued as a replacement for the previously held stock based compensation awards and the incremental fair value of the restricted stock over the original award at the date of replacement has been charged to expense during the six months ended June 30, 2006. Of the $5,181,000 charge $3,165,000 was reported as a component of research and development expense and $2,016,000 was reported as a component of general and administrative expense.

There was no cash received from stock option exercises for the three months or six months ended June 30, 2006. No income tax benefits would have been recorded if there had been stock option exercises. SFAS 123R prohibits recognition of tax benefits for exercised stock option until such benefits are realized. As we presently have tax loss carry forwards from prior periods and expect to incur tax losses in 2006, we would not be able to benefit from the deduction for exercised stock option in the current reporting period.

Cash used to settle equity instruments granted under share-based payment arrangements amounted to $Nil during all periods presented.

3.    COMMITMENTS AND CONTINGENCIES

The Company has contractual obligations on leases of office and manufacturing space as follows (in thousands):

Years Ending December 31,	Operating Leases
For the remainder of 2006	$947
2007	1,757
2008	1,805
2009	1,855
2010	1,710
Total	$8,074

Rent expense, which includes lease payments related to the Company’s research and development facilities and corporate headquarters and other rent related expenses, was $137,000, $259,000, $291,000 and $540,000 for the three month and six month periods ended June 30, 2005 and 2006, respectively.

In October 2000, the Company entered into a 25-year lease for its research and development facility in Dundee, Scotland. The Company also leases a second research facility at the Babraham Research Campus, Cambridge, England. The Company entered into this five-year lease in August 2005. There is an option to terminate the lease on July 31, 2007 at a cost to the Company of $104,000.

Additionally, the Company currently leases a total of approximately 52,100 square feet of space at two former Xcyte facilities. The Company leases approximately 11,600 square feet of office space in Seattle, Washington, with monthly payments of approximately $19,000. The lease on this space expires in September 2006, and the Company does not plan to renew the lease. The Company also leases approximately 40,500 square feet of space in Bothell, Washington, with monthly payments of approximately $80,000. The lease term on this space expires December 2010. However, activities were discontinued at the Bothell facility during the third quarter of 2005 and the Company is exploring options for the future of this facility. Market conditions for subleasing space in Bothell are currently considered poor primarily due to an overabundance of available space. Accordingly, following the Stock Purchase on March 27, 2006, the Company recorded an accrued restructuring liability which was computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses. As of June 30, 2006 the accrued restructuring liability was $2.5 million. This represents the Company's best estimate of the fair value of the liability as determined under SFAS No. 146, ‘‘Accounting for Costs Associated with Exit or Disposal Activities.’’ Subsequent changes in the liability due to accretion, or changes in estimates of sublease assumptions, etc. will be recognized as adjustments to restructuring charges in future periods.

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

In connection with the abandonment of the leasehold improvements in the Seattle and Bothell facilities and the sale of assets in late 2005 the Company has been subjected to a State sales tax audit by the Department of Revenue of the State of Washington. In January 2006, the Company received tax assessments from the Department of Revenue of the State of Washington with respect to its utilization of the high-technology sales and use tax deferral program. Under the high-technology sale and use tax deferral program qualified Washington companies, such as the Company, are allowed to defer sales tax on purchases of qualified assets used in research and development activities. The deferred sales taxes are then forgiven by the State, generally over a period of eight years. According to the assessments, if the deferral program requirements continue to be met, the tax assessment will be waived. The total tax liability assessed by the State of Washington equals approximately $1 million. The Company’s management believes that the majority of the assets which previously qualified for the State of Washington sales tax deferral program continue to qualify as they have been retained by the Company or have been or will be sold or transferred to a qualified entity for qualified purposes. We are in the process of discussing the potential sales tax liability with the Department of Revenue of the State of Washington and have appealed the assessment. The appeal is based on an evaluation of the extent to which the abandoned and disposed of assets have been rendered obsolete, sold or leased to eligible entities that continue to use the assets for purposes qualified under the program. The ultimate amount of the assessment that will be payable is dependent upon rulings and interpretations of the State tax laws related to this program. Based on an evaluation of the underlying asset dispositions and State tax law management believes that the potential loss from the ultimate settlement of the assessment ranges from $270,000 to $1 million. Based on this evaluation Xcyte accrued $270,000 as a State tax assessment in 2005 and such amount is included in the accompanying balance sheet as a component of accrued liabilities.

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

On July 28, 2005, Cyclacel Group plc signed a convertible Loan Note Instrument constituting convertible unsecured loan notes. On July, 28, 2005, it entered into a Facility Agreement with Scottish Enterprise, as lender, whereby Scottish Enterprise subscribed for £5 million ($8.8 million) of the convertible loan notes. Upon the completion of the Stock Purchase, the convertible loan notes held by Scottish Enterprise converted into 1,231,527 preferred ‘‘D’’ shares in satisfaction of all amounts owed by Group under the convertible loan notes. The number of preferred ‘‘D’’ shares that Scottish Enterprise received was calculated by dividing the principal amount outstanding under the loan note by £4.06. Scottish Enterprise retains the ability it had under the Facility Agreement to receive a cash payment should the research operations in Scotland be significantly reduced. However, Cyclacel Limited will guarantee the amount potentially due to Scottish Enterprise which will be calculated as a maximum of £5 million less the market value of the shares held (or would have held in the event they dispose of any shares) by Scottish Enterprise at the time of any significant reduction in research facilities during the period ending on July 28, 2010.

4.    MERGER

On March 27, 2006, Xcyte completed the Stock Purchase Agreement with Group for a transaction to be accounted for as a purchase under accounting principles generally accepted in the United States. The Stock Purchase was approved by Xcyte shareholders on March 16, 2006 and Group shareholders on March 27, 2006. Under the terms of the transaction, Xcyte issued 7,761,453 shares of its common stock (equivalent to 776,145 shares after adjustment for a 1 for 10 reverse stock split which occurred on March 27, 2006) for all of Limited’s outstanding shares of common stock. For accounting purposes, the transaction is considered a ‘‘reverse merger’’ under which Limited is considered the acquirer of Xcyte. Accordingly, the purchase price was allocated among the fair values of the assets and liabilities of Xcyte, while the historical results of Limited are reflected in the results of the combined company. The 1,967,966 shares of Xcyte common stock outstanding, the 2,046,813 preferred stock outstanding and the outstanding Xcyte options, are considered as the basis for determining the consideration in the reverse merger transaction. Based on the outstanding shares of Group capital stock on March 27, 2006, each share of Group preferred stock was exchanged for approximately 0.37 shares of Xcyte common stock.

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

	For the six months ended June 30,
	2006	2005
	$000	$000
Revenues	5,187	155
Loss before taxes	(18,505)	(24,524)
Net loss applicable to ordinary shareholders	(20,276)	(29,562)
Net loss per share-basic and diluted	$(1.83)	$(3.81)
Weighted average shares	11,102,967	7,761,453

5.    AMOUNTS DUE TO CYCLACEL GROUP PLC

Prior to the completion of the Stock Purchase, Cyclacel Limited was a wholly owned subsidiary of Cyclacel Group plc. The amounts outstanding of $217,000 and $10,467,000 as of June 30, 2006 and December 31, 2005, respectively, are a result of intercompany transactions which occurred prior to the completion of the Stock Purchase and represent amounts due to certain advisors in connection with the members' voluntary liquidation of Cyclacel Group plc. Cyclacel Pharmaceuticals, Inc. will settle the outstanding amounts and as a consequence eliminate the balance due to Cyclacel Group plc. During the three months ended June 30, 2006, Cyclacel paid certain advisors $939,000 reducing the amounts outstanding from $1,156,000 at March 31, 2006 to $217,000 at June 30, 2006.

6.    STOCKHOLDERS’ EQUITY

Reverse Stock Split and Issue of Common Stock in Connection with the Stock Purchase Agreement

In March 2006, the Board of Directors and stockholders of the Company approved an amendment to the Company’s eighth amended and restated certificate of incorporation effecting a 1-for-10 reverse stock split of common stock, (the ‘‘Reverse Stock Split’’). The Reverse Stock Split occurred immediately prior to the completion of the Stock Purchase. All issued and outstanding common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this stock split, except as specifically indicated.

Stock Purchase Agreement

In March 2006, in connection with the Stock Purchase Agreement the Company issued 7,761,453 shares of common stock (equivalent to 776,145 shares after adjustment for a 1 for 10 reverse stock split which occurred on March 27, 2006) to Cyclacel Group plc which represented 79.7% of the outstanding shares of the Company's common stock.

Stock Option Award Plan

In January 2006, the Board of Directors adopted and in March 2006, the stockholders approved the 2006 Plans. The Company had reserved a total of 986,120 shares of common stock for issuance under the 2006 Plan plus any options granted under the Company’s predecessor plans that expire unexercised or are repurchased by the Company pursuant to the terms of such options. On

July 6, 2006, the stockholders approved an amendment of the 2006 Plans to increase the number of shares of common stock issuable thereunder by an additional 629,675 shares, to an aggregate of 1,615,795 shares. As of June 30, 2006, a total of 827,619 options have been issued under the 2006 Plans.

Private Placement

On April 26 2006, the Company entered into a Stock and Purchase Agreement pursuant to which it sold to certain investors, for an aggregate purchase price of $45.3 million, 6,428,572 shares of its common stock and warrants to purchase up to 2,571,429 additional shares of its common stock. The purchase price for the common stock and the exercise price for the warrants is $7.00 per share. Investors in the financing paid an additional purchase price equal to $0.125 per warrant or an additional $0.05 for each share underlying the warrants. The warrants are not exercisable until six months after the closing and have an expiration date seven years after closing.

Amounts Receivable from Directors and Officers

In connection with the issue of Group Preferred D shares to certain directors and officers in March 2006 prior to the Stock Purchase the Company was obliged to withhold payroll taxes of $248,000 and remit this amount to the UK tax authorities. As this is a non-cash item the taxes cannot be withheld from the payment but must be recovered from the employee. Under the UK Income and Taxes Act these payroll taxes are recoverable from the individuals by June 27, 2006 and all amounts were recovered prior to this date.

7.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48 (‘‘FIN 48’’), ‘‘Accounting for Uncertainty in Income Taxes.’’ FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes.’’ This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact of adopting FIN 48 on the Company’s financial position or results of operations, if any, has not yet been determined.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain statements that may be deemed ‘‘forward-looking statements’’ within the meaning of United States securities laws. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Factors that could cause results to differ materially from those projected or implied in the forward looking statements are set forth in our Annual Report on Form 10-K for the year ended December 31, 2005, as updated below under the caption ‘‘Item 1A — Risk factors’’.

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

We are advancing three of our anticancer drug candidates, seliciclib, sapacitabine and CYC116 through in-house research and development activities. On June 29, 2006 we announced that we were beginning a Phase IIb, multi-center, randomized, double-blinded trial to evaluate the efficacy and safety of seliciclib as a third line treatment in patients with non-small cell lung cancer (NSCLC). The trial is being initiated following Food and Drug Administration and central Institutional Review Board approval of the trial protocol. The ‘‘APPRAISE’’ study builds on the observation of prolonged stable disease experienced by heavily-pretreated NSCLC patients enrolled in a Phase I study of single agent seliciclib . Sapacitabine has completed two Phase I studies evaluating 87 patients in refractory solid tumors. We are currently conducting a Phase Ib dose escalation clinical trial with sapacitabine for the treatment of patients with advanced malignancies with approximately 30 patients enrolled to date. On June 15, 2006, we initiated a Phase I clinical trial of sapacitabine, an orally available nucleoside analogue, in patients with advanced leukemias or myelodysplastic syndromes (MDS). We are also developing CYC116, an Aurora kinase inhibitor, for the treatment of cancer, and we expect to file an investigational new drug application in the fourth quarter of 2006. We have worldwide rights to commercialize seliciclib, sapacitabine and CYC116 and our business strategy is to enter into selective partnership arrangements with these programs.

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

We have incurred net losses since inception, as we have devoted substantially all of our resources to research and development, including clinical trials. As of June 30, 2006, our accumulated deficit was $127.3 million.

Results of Operations

Collaboration and Research and Development Revenue

We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue for the foreseeable future. To date, our revenue has consisted of collaboration and grant revenue.

Grant Revenue Credits

Grant revenue is recognized as we pay for services under the applicable grant.

Research and Development Expense

Since we became operational, we have been focused on drug discovery and development programs, with particular emphasis on orally available anticancer agents. Research and development expense represents costs incurred to discover and develop novel small molecule therapeutics, including clinical trial costs for seliciclib and sapacitabine, to advance product candidates toward clinical trials, to develop in-house research and preclinical study capabilities and to advance our biomarker program and technology platforms. We expense all research and development costs as they are incurred.

The following table provides information with respect to our research and development expenditures:

	Three months ended June 30,		Six months ended June 30,		Period from August 13, 1996 (inception) to June 30,
	2006	2005	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands)
Seliciclib	$712	$1,031	$962	$2,491	$31,145
Sapacitabine	491	607	920	1,318	5,777
CYC116	1,719	928	3,550	2,184	12,591
Other Costs Related to Research and Development Programs, Management and Exploratory Research	869	1,358	1,817	2,399	56,640
	3,791	3,924	7,249	8,392	106,153
Stock Based Compensation	1,342	313	5,888	771	7,754
Total Research and Development Expenses	$5,133	$4,237	$13,137	$9,163	$113,907

Three Months Ended June 30, 2006 and 2005

Research and Dvelopment Expenses

Research and development expenses increased $0.9 million from $4.2 million for the three-month period ended June 30, 2005 to $5.1 million for the three-month period ended June 30, 2006. The major component of the increase in expenses is our stock-based compensation expense which increased from $0.3 million in the three-month period ended June 30, 2005 to $1.3 million in the three-month period ended June 30, 2006. The increase in the stock-based compensation charge is primarily due to the options granted in June 2006 under the 2006 Plan. Our research and development expenditure, excluding stock-based compensation costs, decreased $0.1 million from $3.9 million in the three-month period ended June 30, 2005 to $3.8 million in the three-month period ended June 30, 2006 primarily as a reflection of reduced costs on seliciclib ahead of the commencement of the Phase IIb clinical trials partially offset by the increased expenditure on CYC116 now in IND-directed studies.

General and Administrative Expenses

General and administrative expenses increased $1.5 million, from $1.5 million for the three-month period ended June 30, 2005 to $3.0 million for the three-month period ended June 30, 2006. This increase was primarily due to the stock-based compensation charge. Our stock-based compensation expense increased $0.6 million from an expense of $0.1 million in the three-month period ended June 30, 2005 to an expense of $0.7 million in the three-month period ended June 30, 2006. The increase in the stock-based compensation charge is primarily due to the options granted in June 2006 under the 2006 Plan. Our general and administrative expenditure, excluding stock-based compensation costs, increased $0.9 million from $1.4 million in the three-month period ended June 30, 2005 to $2.3 million in the three-month period ended June 30, 2006 primarily due to $0.5 million related to the Seattle and Bothell facilities and $0.3 million related to increased level of advisors costs and insurances as we now operate as a public company.

Interest and Other Income and Expense

Interest and other income and expense increased $0.3 million, from $0.2 million for the three-month period ended June 30, 2005 to $0.5 million for the three-month period ended June 30, 2006. This increase was primarily attributable to higher average balances of cash, cash equivalents and investments in 2006 following receipt of $42.6 million from the private placement.

Research and Development Tax Credits

Research and development tax credits increased $0.3 million, from $0.4 million for the three-month period ended June 30, 2005 to $0.7 million for the three-month period ended June 30, 2006. This increase was a reflection of the higher research and development expenditure in the three-month period ended June 30, 2006.

Six Months Ended June 30, 2006 and 2005

Research and Development Expenses

Research and development expenses increased $3.9 million from $9.2 million for the six-month period ended June 30, 2005 to $13.1 million for the six-month period June 30, 2006. The major component of the increase in expenses is our stock-based compensation expense which increased from $1.0 million in the six-month period ended June 30, 2005 to $5.9 million in the six month period ended June 30, 2006. The $5.1 million increase in the stock-based compensation charge is comprised (i) $3.2 million related to restricted stock granted to certain employees (ii) $0.9 million due to the acceleration of vesting of options due to the Stock Purchase and (iii) $1.0 million related to the options granted in June 2006 under the 2006 Plan. Our research and development expenditure, excluding stock-based compensation costs, decreased $1.2 million from $8.4 million in the six-month period ended June 30, 2005 to $7.2 million in the six-month period ended June 30, 2006 primarily as a reflection of reduced costs on seliciclib in 2006 ahead of the commencement of the Phase IIb clinical trials against the 2005 costs on the seliciclib Phase IIa clinical trials offset by the increased expenditure on CYC116 as activities focus on IND-directed studies in this program.

General and Administrative Expenses

General and administrative expenses increased $4.3 million, from $2.7 million for the six-month period ended June 30, 2005 to $7.0 million for the six-month period ended June 30, 2006. This increase was primarily due to the stock-based compensation charge. Our stock-based compensation expense increased $3.0 million from an expense of $0.2 million in the six month period ended June 30, 2005 to an expense of $3.2 million in the six-month period ended June 30, 2006. The increase in the stock-based compensation charge comprises, (i) $2.1 million due to the grant of restricted stock, (ii) $0.3 million due to the acceleration of vesting of options due to the Stock Purchase and (iii) $0.6 million due to the options granted in June 2006 under the 2006 Plan. Our general and administrative expenditure, excluding stock-based compensation costs, increased $1.3 million from $2.5 million in the six-month period ended June 30, 2005 to $3.8 million in the six-month period ended June 30, 2006 primarily due to $0.5 million related to the Seattle and Bothell facilities and $0.3 million related to increased level of advisors costs and insurances as we operate as a public company.

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

Interest and Other Income and Expense

Interest and other income and expense increased $0.2 million, from $0.3 million for the six-month period ended June 30, 2005 to $0.5 million for the six-month period ended June 30, 2006. This increase was primarily attributable to higher average balances of cash, cash equivalents and investments in 2006 following receipt of $42.6 million from the private placement.

Research and Development Tax Credits

Research and development tax credits increased $0.3 million, from $0.4 million for the three-month period ended June 30, 2005 to $0.7 million for the three month period ended June 30, 2006. This increase was a reflection of the higher research and development expenditure in the three month period ended June 30, 2006.

Liquidity and Capital Resources

At June 30, 2006, we had cash and cash equivalents and short-term investments of $65.0 million. Since our inception, we have not generated any significant product revenue and have relied primarily on the proceeds from sales of equity and preferred securities to finance our operations and internal growth. Additional funding has come through interest on investments, licensing revenue, government grants and research and development tax credits. We have incurred significant losses since our inception. As of June 30, 2006, Cyclacel had an accumulated deficit of $127.3 million.

At June 30, 2005, we had cash and cash equivalents and short-term investments of $12.6 million, as compared to $65.0 million at June 30, 2006. This higher balance at June 30, 2006 was primarily due to the receipt of proceeds of cash and cash equivalents and short-term investments of $42.6 million from the private placement, $21.6 million assumed on completion of the Stock Purchase and $9.1 million received from our former parent company, described below. Short-term investments decreased from $6.6 million at June 30, 2005 to $1.9 million at June 30, 2006.

Net cash used in operating activities increased $1.4 million, from $9.0 million in the six months ended June 30, 2005 to $10.4 million in the six months ended June 30, 2006. This increase was due primarily to working capital movements.

Net cash provided by investing activities increased $1.2 million, from $7.9 million in the six months ended June 30, 2005 to $9.1 million in the six months ended June 30, 2006.

Net cash provided by financing activities increased $61.6 million, from $(0.2) million in the six months ended June 30, 2005 to $61.4 million in the six months ended June 30, 2006. The increase was primarily due to the cash, cash equivalents and short term investments received from the private placement of $42.6 million and the $21.6 million assumed on the Stock Purchase.

On July 28, 2005, Cyclacel Group plc signed a convertible Loan Note Instrument constituting convertible unsecured loan notes. On July, 28, 2005, it entered into a Facility Agreement with Scottish Enterprise, as lender, whereby Scottish Enterprise subscribed for £5 million ($8.8 million) of the convertible loan notes. Upon the completion of the Stock Purchase, the convertible loan notes held by Scottish Enterprise converted into 1,231,527 preferred ‘‘D’’ shares in satisfaction of all amounts owed by Group under the convertible loan notes. The number of preferred ‘‘D’’ shares that Scottish Enterprise received was calculated by dividing the principal amount outstanding under the loan note by £4.06. Scottish Enterprise retains the ability it had under the Facility Agreement to receive a cash payment should the research operations in Scotland be significantly reduced. However, Cyclacel has guaranteed the amount potentially due to Scottish Enterprise which would be calculated as a maximum of £5 million less the market value of the shares held (or would have held in the event they dispose of any shares) by Scottish Enterprise at the time of any significant reduction in research facilities during the period ending on July 28, 2010.

Cyclacel was also a party to a long-term debt instrument, a government loan of $441,000 that accrued interest at 5% per annum, which loan was wholly repaid in November 2005. As of June 30, 2006, we had contractual obligations, relating to our facilities and equipment leases, as follows:

		Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Capital lease obligations	$218	$218	$—	$—	$—
Operating lease obligations	8,608	1,017	3,803	3,350	438
Purchase obligations	1,440	1,440	—	—	—
	$10,266	$2,675	$3,803	$3,350	$438

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included in this document, we believe the judgments and estimates required by the following accounting policies to be critical in the preparation of our financial statements.

Stock-based Compensation

On January 1, 2006, we adopted SFAS 123R. Under SFAS 123R, the fair value of stock options and other equity-based compensation must be recognized as expense in the statements of operations over the requisite service period of each award. Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, SFAS No. 123 and comply with the disclosure requirements of SFAS No. 148. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of its ordinary shares and the exercise price. SFAS 123R defines a ‘‘fair value’’ based method of accounting for an employee stock option or similar equity investment.

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

Goodwill

Goodwill represents the difference between the purchase price and the fair value of net tangible and identifiable intangible assets acquired in the business combination.

In July 2001, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, ‘‘Business Combinations,’’ and SFAS No. 142, ‘‘Goodwill and Other Intangible Assets’’. Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if there are indicators such assets may be impaired) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their estimated useful lives. There were no triggering events calling into question the recoverability of goodwill, during the six month period ended June 30, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our short-term investments as of June 30, 2006 consisted of $0.7 million in corporate bonds and $1.1 million in federal agency obligations with contractual maturities of one year or less. Due to the short-term nature of our investments, we believe that our exposure to market interest rate fluctuations is minimal. The corporate bonds in which we invest are rated ‘‘A’’ or better by both Moody’s and Standard and Poor’s. Our cash and cash equivalents are held primarily in highly liquid money market accounts. A hypothetical 10% change in short-term interest rates from those in effect at June 30, 2006 would not have a significant impact on our financial position or our expected results of operations. We do not currently hold any derivative financial instruments with interest rate risk.

Foreign Currency Risk

We do not engage in foreign currency hedging; however, we have entered into certain contracts denominated in foreign currencies and therefore, we are subject to currency exchange risks. However, we will not have a significant impact on our financial position or our expected results of operations with respect to currency exchange risks going forward.

Derivatives Valuation Risk

The Company’s November 2004 convertible preferred stock remained in place following completion of the Stock Purchase. The terms of the convertible preferred stock include a dividend make-whole payment feature. This feature is considered to be an embedded derivative and was valued on the balance sheet at $1.6 million at June 30, 2006. As the fair value of this derivative may fluctuate significantly from period to period, the resulting change in valuation may have a significant impact on our results of operations.

Item 4.	Controls and Procedures

Spiro Rombotis, our President and Chief Executive Officer, and Paul McBarron, our Chief Operating Officer and Executive Vice President, Finance, after evaluating the effectiveness of our ‘‘disclosure controls and procedures’’ (as defined in Securities Exchange Act Rule 13a-15(e)), have concluded that as of June 30, 2006 our disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 1.	Legal proceedings

None

Item 1A.	Risk Factors

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

We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and general and administrative costs associated with our operations, and we may never achieve profitability. As of June 30, 2006, our accumulated deficit was $127.3 million. Our net loss for the six months ended June 30, 2006 and 2005 was $18.3 million, and $10.4 million respectively. Our net loss attributable to ordinary shareholders from inception through June 30, 2006 was $165.4 million. Our initial drug candidates are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of its drugs. We expect to incur continued losses for several years, as we continue our research and development of our initial drug candidates, seek regulatory approvals and commercialize any approved drugs. If our initial drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

If our understanding of the role played by CDKs or Aurora kinases in regulating the cell cycle is incorrect, this may hinder pursuit of our clinical and regulatory strategy.

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

Once we have commercially available drugs based on our drug candidates, we will be exposed to the risk of product liability claims. This risk exists even with respect to those drugs that are approved for commercial sale by the FDA or other regulatory authorities in the United States, the European Union or elsewhere and manufactured in facilities licensed and regulated by the FDA or other such regulatory authorities. We intend to secure limited product liability insurance coverage, but may not be able to obtain such insurance on acceptable terms with adequate coverage, or at a reasonable cost. There is also a risk that third parties that we have agreed to indemnify could incur liability. Even if we were ultimately successful in product liability litigation, the litigation would consume substantial amounts of our financial and managerial resources and may create adverse publicity, all of which would impair our ability to generate sales of the litigated product as well as our other potential drugs.

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

If patents issued to third parties contain valid claims that cover our compounds or their manufacture or use, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. We are aware of several published patent applications, and understand that others may exist, that could support claims that, if granted, could cover various aspects of our developmental programs, including in some cases our lead drug candidate, seliciclib, particular uses of that compound, sapacitabine or other therapeutic candidates, or gene sequences and techniques that we use in the course of our research and development. Based on our review of the published applications, we believe that it is unlikely that a valid claim would be issued that covered seliciclib. In addition, we understand that other applications exist relating to potential uses of seliciclib and sapacitabine that are not part of our current clinical programs for these compounds. Although we intend to continue to monitor these applications, we cannot predict what claims will ultimately be allowed and if allowed what their scope would be. If a patent is issued that covers our compounds or their manufacture or use then we may not be in a position to commercialize the related drug candidate unless we successfully pursue litigation to have that patent invalidated or enter into a licensing arrangement with the patent holder. Any such litigation would be time consuming and costly, and its outcome would not be guaranteed, and we cannot be certain that we would be able to enter into a licensing arrangement with the patent holder on commercially reasonable terms. In either case, our business prospects could be materially adversely affected.

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of large stockholders to complete a business combination with, or acquisition of, us. These provisions may prevent a business combination or acquisition that would be attractive to stockholders and could limit the price that investors would be willing to pay in the future for our stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of securities

On April 26 2006, the Company entered into a Stock Purchase Agreement pursuant to which it sold to certain investors, for an aggregate purchase price of $45.3 million, 6,428,572 shares of its common stock and warrants to purchase up to 2,571,429 additional shares of its common stock. The purchase price for the common stock and the exercise price for the warrants is $7.00 per share. Investors in the financing paid an additional purchase price equal to $0.125 per warrant or an additional $0.05 for each share underlying the warrants. The warrants are not exercisable until six months after the closing and have an expiration date seven years after closing. All securities were sold in a private placement exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) and/or Regulation D promulgated thereunder as transactions not involving any public offering. The Company received net proceeds of $42.6 million.

We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the Stock Purchase by virtue of Section 4(2) and/or Regulation D promulgated thereunder as transactions not involving any public offering. All of the purchasers of unregistered securities for which we relied on Section 4(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act. We claimed such exemption on the basis that each investor represented that (a) it is an accredited investor (as defined under the Securities Act of 1933, as amended), (b) it is acquiring the securities for investment only and not with a view to the distribution thereof, and (c) it either received adequate information about the Company or had access to such information. Appropriate legends were affixed to the warrants and the certificates representing the shares of common stock. The shares sold in the Stock Purchase have subsequently been registered on a registration statement on Form S-3 (Reg. No. 333-134945) which was declared effective by the SEC on July 14,2006.

No payments for such expenses related to these offerings were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

The net proceeds from these offerings have been invested into short-term investment grade securities and money market accounts. We have begun, and intend to continue to use, our net proceeds to fund clinical and preclinical development of our product candidates, to discover additional product candidates and for general corporate purposes, including capital expenditures and working capital. We may use a portion of our net proceeds to in-license product candidates or to invest in businesses or technologies that we believe are complementary to our own.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On July 6, 2006, the Annual General Meeting of Stockholders was held and the shares present voted on the following matters:

1.	A proposal to approve the election of two Class 3 directors to hold office until the 2009 Annual Meeting and until their successors are duly elected and qualified was approved with for Paul McBarron 8,795,475 votes FOR, and for Dr Christopher Henney, 8,795,475 votes FOR.

2.	A proposal to approve the amendment of the 2006 Equity Incentive Plan to increase the number of shares of common stock issuable thereunder by an additional 629,675 shares, to an aggregate of 1,615,795 shares was approved with 8,070,203 votes FOR, 10,455 votes AGAINST, and 876 ABSTAINING.

3.	A proposal to ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2006 was approved with 8,815,368 votes FOR, 421 votes AGAINST, and 65 ABSTAINING.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Short Hills, New Jersey, on August 14, 2006.

CYCLACEL PHARMACEUTICALS, INC.
Dated: August 14, 2006	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer and Executive Vice President, Finance