Form 10-Q
period 2006-09-30
Cyclacel Pharmaceuticals, Inc.
filed 2006-11-13
CIK 1130166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 10, 2006 there were 16,157,953 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

INDEX

			Page
PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements	3
		Condensed Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005	3
		Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2006 and 2005 (unaudited) and the period from August 13, 1996 (inception) to September 30, 2006 (unaudited)	4
		Condensed Consolidated Statements of Comprehensive Loss for the three months and nine months ended September 30, 2006 and 2005 (unaudited) and the period from August 13, 1996 (inception) to September 30, 2006 (unaudited)	5
		Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 (unaudited) and the period from August 13, 1996 (inception) to September 30, 2006 (unaudited)	6
		Notes to Condensed Consolidated Financial Statements (unaudited)	8
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
	Item 4.	Controls and Procedures	31
PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	32
	Item 1A.	Risk Factors	32
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
	Item 3.	Defaults Upon Senior Securities	45
	Item 4.	Submission of Matters to a Vote of Security Holders	46
	Item 5.	Other Information	46
	Item 6.	Exhibits	47
	Signature		48

PART I.    FINANCIAL INFORMATION

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2006	As of December 31, 2005
	(Unaudited) $000	(Note 1) $000
ASSETS
Current assets:
Cash and cash equivalents	49,787	3,117
Short-term investments	9,951	10,690
Prepaid expenses and other current assets	3,219	3,219
Total current assets	62,957	17,026
Property, plant and equipment (net)	1,555	2,045
Deposits and other assets	259	—
Goodwill	2,749	—
Total assets	67,520	19,071
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,505	2,159
Amounts due to Cyclacel Group plc	—	10,467
Accrued liabilities	2,304	1,869
Other current liabilities	278	128
Derivative liability	1,389	—
Current portion of other accrued restructuring charges	879	—
Current portion of equipment financing	156	251
Total current liabilities	6,511	14,874
Other accrued restructuring charges, net of current	1,673	—
Equipment financing, net of current	—	78
Total liabilities	8,184	14,952
Stockholders’ equity:
Preferred Ordinary shares, 0.1p par value; Nil and 21,000,000 shares authorized at September 30, 2006 and December 31, 2005, respectively; Nil and 17,965,835 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively. Aggregate liquidation preference of $Nil and $210,954,000 ($11.74 per share) at September 30, 2006 and December 31, 2005, respectively	—	30
Ordinary shares, 0.1p par value; Nil and 5,748,428 shares authorized at September 30, 2006 and December 31, 2005, respectively; Nil and 1,871,210 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	—	2
Preferred stock, $0.001 par value; 5,000,000 and Nil shares authorized at September 30, 2006 and December 31, 2005, respectively; 2,046,813 and Nil shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively. Aggregate preference in liquidation of $20,673,000 and $Nil at September 30, 2006 and December 31, 2005, respectively	2	—
Common stock, $0.001 par value; 100,000,000 and Nil shares authorized at September 30, 2006 and December 31, 2005, respectively; 16,157,991 and Nil shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	16	—
Additional paid-in capital	194,426	116,063
Accumulated other comprehensive loss	(2,367)	(2,958)
Deficit accumulated during the development stage	(132,741)	(109,018)
Total stockholders’ equity	59,336	4,119
Total liabilities and stockholders’ equity	67,520	19,071

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,		Period from August 13, 1996 (inception) to September 30,
	2006	2005	2006	2005	2006
	$000, except per share and share amounts
Revenues:
Collaboration and research and development revenue	27	102	152	168	2,911
Grant revenue	56	57	118	118	3,438
	83	159	270	286	6,349
Operating expenses:(1)
Research and development	(4,059)	(2,932)	(17,196)	(12,095)	(117,966)
General and administrative	(2,511)	(985)	(9,456)	(3,656)	(33,089)
Other restructuring costs	(225)	—	(225)	—	(225)
Total operating expenses	(6,795)	(3,917)	(26,877)	(15,751)	(151,280)
Operating loss	(6,712)	(3,758)	(26,607)	(15,465)	(144,931)
Other income (expense):
Costs associated with aborted 2004 IPO	—	—	—	—	(3,550)
Change in valuation of derivative	(64)	—	(162)	—	(162)
Interest income	793	196	1,565	604	7,844
Interest expense	(52)	(15)	(178)	(54)	(3,840)
Total other income (expense)	677	181	1,225	550	292
Loss before taxes	(6,035)	(3,577)	(25,382)	(14,915)	(144,639)
Income tax benefit	(603)	(601)	(1,659)	(1,506)	(11,898)
Net loss	(5,432)	(2,976)	(23,723)	(13,409)	(132,741)
Dividends on Preferred Ordinary shares	—	(2,967)	(2,827)	(8,910)	(38,122)
Net loss applicable to ordinary shareholders	(5,432)	(5,943)	(26,550)	(22,319)	(170,863)
Net loss per share – basic and diluted	$(0.34)	$(0.77)	$(2.07)	$(2.88)
Weighted average shares	16,157,991	7,761,453	12,806,491	7,761,453

(1) Amounts include stock-based compensation, consisting of stock-based compensation expense under SFAS 123R, the amortization of deferred stock-based compensation and the value of options issued to non-employees for services rendered, allocated as follows:

	For the three months ended September 30,		For the nine months ended September 30,		Period from August 13, 1996 (inception) to September 30,
	2006	2005	2006	2005	2006
	$000	$000	$000	$000	$000
Research and development	164	(668)	6,052	103	7,918
General and administrative	93	(129)	3,262	76	3,950
	257	(797)	9,314	179	11,868

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,		Period from August 13, 1996 (inception) to September 30,
	2006	2005	2006	2005	2006
	$000	$000	$000	$000	$000
Net loss	(5,432)	(2,976)	(23,723)	(13,409)	(132,741)
Currency translation	91	54	591	(1,636)	(2,367)
Comprehensive loss	(5,341)	(2,922)	(23,132)	(15,045)	(135,108)

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,		Period from August 13, 1996 (inception) to September 30,
	2006	2005	2006
	$000	$000	$000
Cash flows from operating activities:
Net loss	(23,723)	(13,409)	(132,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of investment premiums, net	(11)	—	(11)
Change in valuation of derivative	162	—	162
Depreciation and amortization	869	1,037	8,834
Deferred revenue	—	—	(98)
Compensation for warrants issued to non employees	—	—	1,215
Shares issued for IP rights	—	—	446
Loss on disposal of property, plant and equipment	(1)	—	24
Stock based compensation	9,314	179	11,868
Provision for restructuring	225	—	225
Amortization of issuance costs of Preferred Ordinary ‘‘C’’ shares	—	—	2,517
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(496)	1,740	(3,216)
Accounts payable and other current liabilities	(3,120)	(408)	1,144
Net cash used in operating activities	(16,781)	(10,861)	(109,631)
Investing activities:
Purchase of property, plant and equipment	(133)	(72)	(6,136)
Proceeds from sale of property, plant and equipment	23	—	23
Short-term investments on deposit, net of maturities	1,110	281	(9,400)
Net cash provided by (used in) investing activities	1,000	209	(15,513)
Financing activities:
Payment of capital lease obligations	(197)	(235)	(3,547)
Proceeds from issuance of ordinary and preferred ordinary shares, net of issuance costs	—	—	90,858
Proceeds from issuance of common stock and warrants, net of issuance costs	42,626	—	42,626
Payment of preferred stock dividend	(614)		(614)
Repayment of government loan	—	—	(455)
Government loan received	—	—	414
Loan received from parent company	—	9,224	9,103
Proceeds of committable loan notes issued from shareholders	—	—	8,883
Loans received from shareholders	—	—	1,645
Cash and cash equivalents assumed on stock purchase	17,915	—	17,915
Short-term investments assumed on stock purchase	3,239	—	3,239
Costs associated with stock purchase	(1,951)	—	(1,951)
Net cash provided by (used in) financing activities	61,018	8,989	168,116
Effect of exchange rate changes on cash and cash equivalents	1,433	(839)	6,815
Net increase (decrease) in cash and cash equivalents	45,237	(1,663)	42,972
Cash and cash equivalents at beginning of period	3,117	7,766	—
Cash and cash equivalents at end of period	49,787	5,264	49,787

	For the nine months ended September 30,		Period from August 13, 1996 (inception) to September 30,
	2006	2005	2006
	$000	$000	$000
Supplemental disclosure of cash flows information:
Cash received during the period for:
Interest	1,625	618	7,733
Taxes	1,906	2,473	10,739
Cash paid during the period for:
Interest	(78)	(51)	(821)
Schedule of non-cash transactions:
Acquisitions of equipment purchased through capital leases	—	—	3,470
Issuance of Ordinary shares in connection with license agreements	—	—	592
Issuance of Ordinary shares on conversion of bridging loan	—	—	1,638
Issuance of Preferred Ordinary ‘‘C’’ shares on conversion of secured convertible loan notes and accrued interest	—	—	8,893
Issuance of Ordinary shares in lieu of cash bonus	—	—	164
Deferred stock-based compensation	9,314	179	11,868

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CYCLACEL PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cyclacel Pharmaceuticals, Inc. have been included. Operating results for the three month and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005 and 2004, the nine months ended December 31, 2003 and the period from August 13, 1996 (inception) to December 31, 2005 included in the Company's Current Report on Form 8-K filed on May 16, 2006. Financial information as of December 31, 2005 has been derived from these audited consolidated financial statements.

2.    STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted Financial Accounting Standards Board Statement (‘‘FASB’’), Statement No. 123R, ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’). SFAS 123R requires the Company to measure all share-based payment awards, including those with employees, granted, modified, repurchased or cancelled after, or that were unvested as of, January 1, 2006 at fair value. Under SFAS 123R, the fair value of stock options and other equity-based compensation must be recognized as expense in the statements of operations over the requisite service period of each award.

The Company adopted SFAS 123R using the modified prospective method of transition. Accordingly, the Company has recognized stock-based compensation expense of $9,314,000 for the nine-month period ended September 30, 2006, comprising a stock-based compensation charge of $6,971,000 for the three-month period ended March 31, 2006 in respect of outstanding share-based awards previously granted under Cyclacel Group plc’s: Cyclacel Limited Share Option Plan (‘‘1997 Plan’’), the Cyclacel Limited 2000 Employees’ Share Option Scheme under the Enterprise Management Incentive Scheme (‘‘2000 Plan’’) and the Cyclacel Group Plc Discretionary Share Option Plan (‘‘Discretionary Plan’’) and restricted stock issued to certain directors, officers and former director, and a stock-based compensation expense of $2,343,000 for the six-month period ended September 30, 2006, in respect of outstanding share-based awards granted under Cyclacel’s 2006 Stock Option and Award Plan and 2006 Stock Option and Award Plan (UK Approved SubPlan), together ‘‘2006 Plans’’.

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

SFAS 123(R) requires compensation expense associated with share-based awards to be recognized over the requisite service period, which for the Company is the period between the grant date and the award's stated vesting term. The Company has elected to use the straight-line attribution method to recognize expense for all awards with graded or cliff vesting. The Company used the tranche specific attribution method for stock option and nonvested share awards with graded vesting issued prior to the adoption of SFAS 123(R). All share-based awards issued after the adoption of SFAS 123(R) will be expensed under the straight-line attribution method. The amount of share-based compensation recognized during a period is based on the value of the portion of the awards that are expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. This analysis will be evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be based on only those shares that vest.

Had compensation expense been recognized for stock-based compensation plans in accordance with SFAS No. 123, the Company would have recorded the following net loss and net loss per share amounts for the three and nine month periods ended September 30, 2005 (in thousands):

	3 months ended September 30, 2005	9 months ended September 30, 2005
Net loss:
As reported	$(5,943)	$(22,319)
Add: Employee stock based compensation expense included in reported net loss, net of related tax effects	(797)	179
Deduct: total employee stock based compensation expense determined under the fair value method for all awards, net of related tax effects	(425)	(1,652)
Pro forma	$(7,165)	$(23,792)
Basic and diluted loss per common share:
As reported	$(0.77)	$(2.88)
Pro forma	$(0.92)	$(3.07)

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net loss for the three and nine-month periods ended September 30, 2006 are $257 higher and $2,548 lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted net loss per share for the three and nine-month periods ended September 30, 2006 are $0.02 higher and $0.20 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25.

Stock-Based Compensation Arrangements

Prior to the Stock Purchase, Group operated a number of share option plans, which provided the opportunity to all eligible individuals, including employees of Cyclacel, to participate in the potential growth and success of Group. These were the 1997 Plan, the 2000 Plan, the SEIP, the Discretionary Plan, the Cyclacel Group Plc Savings Related Share Option Plan and the Cyclacel Group Plc Restricted Share and Co- Investment Plan collectively referred to as the ‘‘Cyclacel Plans’’. Options had only been issued under the 1997 Plan, the 2000 Plan, the Discretionary Plan and the SEIP.

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

Acceleration of Options

Cyclacel Plans

The vesting of all options granted pursuant to the 1997 Plan, 2000 Plan and Discretionary Plan were accelerated on the members’ voluntary liquidation of Cyclacel Group plc. As a result of this acceleration, any holder of options granted pursuant to these Plans had the right to exercise one hundred percent (100%) of the options held by such holder pursuant to such plan. However, prior to the completion of the Stock Purchase and liquidation of Cyclacel Group plc all Cyclacel employees waived their rights to exercise any options held by them. The number of options of common stock that would have become fully vested as a result of the accelerated vesting provisions of the Plans was 1,369,757. However, as the liquidation of Cyclacel Group plc was probable at the time the options were waived and the liquidation caused the acceleration of the vesting of the options, the previously unrecognized compensation cost associated with these awards has been charged as employee compensation immediately prior to the consummation of the Stock Purchase on March 27, 2006. Options granted pursuant to the Senior Executive Incentive Plan only became vested on occurrence of certain trigger events and the passage of time thereafter; moreover, there were no provisions for an acceleration of vesting on liquidation. Directors benefiting from this plan waived their rights to any options held by them and concurrently the directors were issued with restricted stock as detailed below. Accordingly, as the options had never vested and were improbable of vesting even absent the liquidation, no compensation charge associated with these awards has been charged as employee expense in this period. There were no Cyclacel common stock options outstanding on completion of the Stock Purchase or liquidation of Group.

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

New Plans

On March 16, 2006, Xcyte stockholders approved the adoption of 2006 Plans, under which Cyclacel, following the acquisition in March 2006, is now able to make equity incentive grants to its officers, employees, directors and consultants. There are 1,615,795 shares of Cyclacel common stock reserved for issue under the equity incentive plan. As of the date of this report, a total of 845,746 options have been granted pursuant to the 2006 Plans. In the second quarter of 2006, we granted 829,079 stock options under the 2006 Plans In the second quarter of 2006, we granted 829,079 stock options under the 2006 Plans, of which two-thirds of the options vested immediately on grant. The remaining unvested options become fully vested 12 months following the date of grant of the options, June 13, 2007. In the third quarter of 2006 we granted 16,667 stock options under the 2006 Plans which vest ratably over the three years to August 1, 2009. The total fair value of all options granted under the 2006 Plans is $3,180,000. In respect of these options, $765,000 of compensation expense has not been recognized at September 30, 2006. A further 48,333 options over common stock have been approved for grant to an employee on October 31, 2006.

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

A summary of activity for the options under our share option plans for the nine months ended September 30, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Balance as of January 1, 2006	3,188,390	$1.21	8.49	5.43
Assumed on Stock Purchase	44,491	$34.91	7.82	—
Granted	845,746	$6.37	9.75	—
Exercised	—	—	—	—
Expired	—	—	—	—
Cancelled/forfeited	(3,229,474)	$1.59	8.49	5.43
Balance as of September 30, 2006	849,153	$6.66	9.72	—
Vested and unvested expected to vest at September 30, 2006	630,526	$6.79	9.70	—
Vested and exercisable at September 30, 2006	630,526	$6.79	9.70	—

The assumptions used in valuing stock option awards granted during 2006, along with weighted-average grant date fair value are shown below.

For the nine months ended September 30, 2006
Expected term	3-5 years
Risk free Interest rate	4.56-5.06%
Volatility	90%
Dividends	0.00%
Resulting weighted average grant date fair value	$3.86

The expected term assumption was estimated using the ‘‘simplified method’’, as described in Staff Accounting Bulletin No. 107, ‘‘Share-Based Payment.’’ This method estimates the expected term of an option based on the average of the vesting period and the contractual term of an option award.

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

In the first quarter of 2006 prior to the completion of the Stock Purchase, 1,750,000 shares of Cyclacel Group plc preferred stock was granted to certain directors, officers and a former director. These shares converted to 648,412 shares of restricted common stock of the Company on completion of the Stock Purchase. Because the shares granted are not subject to additional future vesting or service requirements, the stock-based compensation expense of $5,181,000 recorded in the first quarter of 2006 constitutes the entire grant-date fair value of this award, and no future period charges will be recorded. The stock is restricted only in that it cannot be sold for a specified period of time. There are no vesting requirements. The fair value of the stock granted was $7.99 per share based on the market price of the Company’s common stock on the date of grant. There were no discounts applied for the effects of the restriction, since the value of the restriction is considered to be de minimis. Certain of the restricted stock was issued as a replacement for the previously held stock based compensation awards and the incremental fair value of the restricted stock over the original award at the date of replacement has been charged to expense during the nine-months ended September 30, 2006. Of the $5,181,000 charge, $3,165,000 was reported as a component of research and development expense and $2,016,000 was reported as a component of general and administrative expense.

There was no cash received from stock option exercises for the three months or nine months ended September 30, 2006. No income tax benefits would have been recorded if there had been stock option exercises. SFAS 123R prohibits recognition of tax benefits for exercised stock option until such benefits are realized. As we presently have tax loss carry forwards from prior periods and expect to incur tax losses in 2006, we would not be able to benefit from the deduction for exercised stock option in the current reporting period.

Cash used to settle equity instruments granted under share-based payment arrangements amounted to $Nil during all periods presented.

3.    COMMITMENTS AND CONTINGENCIES

The Company has contractual obligations on leases of office and manufacturing space as follows (in thousands):

Years Ending December 31,	Operating Leases
For the remainder of 2006	$444
2007	1,810
2008	1,859
2009	1,908
2010	1,756
Total	$7,777

Rent expense, which includes lease payments related to the Company’s research and development facilities and corporate headquarters and other rent related expenses, was $137,000, $308,000, $423,000 and $795,000 for the three month and nine month periods ended September 30, 2005 and 2006, respectively.

In October 2000, the Company entered into a 25-year lease for its research and development facility in Dundee, Scotland. The Company also leases a second research facility at the Babraham Research Campus, Cambridge, England. The Company entered into this five-year lease in August 2005. There is an option to terminate the lease on July 31, 2007 at a cost to the Company of $104,000.

Additionally, the Company currently leased a total of approximately 52,100 square feet of space at two former Xcyte facilities. The Company leased approximately 11,600 square feet of office space in

Seattle, Washington, with monthly payments of approximately $19,000. The lease on this space expired in September 2006, and the Company has not renewed the lease. The Company also leases approximately 40,500 square feet of space in Bothell, Washington, with monthly payments of approximately $80,000. The lease term on this space expires December 2010. However, activities were discontinued at the Bothell facility during the third quarter of 2005 and the Company is exploring options for the future of this facility. Market conditions for subleasing space in Bothell are currently considered poor primarily due to an overabundance of available space. Accordingly, following the Stock Purchase on March 27, 2006, the Company recorded an accrued restructuring liability which was computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses. In relation to the Bothell facility, during September 2006, the Company entered into an Exclusive Subleasing Agency Agreement under which commissions will be calculated and payable as follows: $450,000 upon sublease execution within the first six month, $350,000 upon sublease execution within the first twelve months, $250,000 upon sublease execution within the first eighteen months. The commission payable is based upon a tenant leasing the entire facility for the remaining balance of the master lease term. In the event a tenant leases either less space or for a period less than the remaining term, then a prorated fee would be applied as per the term and square footage leased. As of September 30, 2006 the accrued restructuring liability was $2.6 million. This represents the Company's best estimate of the fair value of the liability as determined under SFAS No. 146, ‘‘Accounting for Costs Associated with Exit or Disposal Activities.’’ Subsequent changes in the liability due to accretion, or changes in estimates of sublease assumptions, etc. will be recognized as adjustments to restructuring charges in future periods.

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

In October 2006, the Company entered into a 5-year lease for office space in Berkeley Heights, New Jersey. On completion of the refurbishment of this office space the Company’s corporate headquarters will be relocated from Short Hills to Berkeley Heights.

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

	For the nine months ended September 30,
	2006	2005
	$000	$000
Revenues	5,270	325
Loss before taxes	(24,540)	(40,745)
Net loss applicable to ordinary shareholders	(25,708)	(48,149)
Net loss per share-basic and diluted	$(2.01)	$(6.20)
Weighted average shares	12,806,491	7,761,453

5.    AMOUNTS DUE TO CYCLACEL GROUP PLC

Prior to the completion of the Stock Purchase, Cyclacel Limited was a wholly owned subsidiary of Cyclacel Group plc. The amounts outstanding of $Nil and $10,467,000 as of September 30, 2006 and December 31, 2005, respectively, are a result of intercompany transactions which occurred prior to the completion of the Stock Purchase. Cyclacel Pharmaceuticals, Inc. settled the outstanding amounts and as a consequence eliminated the balance due to Cyclacel Group plc. During the three months ended September 30, 2006, Cyclacel paid certain advisors $36,000 in connection with the members' voluntary liquidation of Cyclacel Group plc with the remaining balance of $181,000 being waived and set against Additional Paid-in Capital, reducing the amounts outstanding from $217,000 at June 30, 2006 to $Nil at September 30, 2006.

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

Stock Option Award Plan

In January 2006, the Board of Directors adopted and in March 2006, the stockholders approved the 2006 Plans. The Company had reserved a total of 986,120 shares of common stock for issuance under the 2006 Plan plus any options granted under the Company’s predecessor plans that expire unexercised or are repurchased by the Company pursuant to the terms of such options. On July 6, 2006, the stockholders approved an amendment of the 2006 Plans to increase the number of shares of common stock issuable thereunder by an additional 629,675 shares, to an aggregate of 1,615,795 shares. As of September 30, 2006, a total of 845,746 options have been issued under the 2006 Plans. A further 48,883 options have been approved for grant on October 31, 2006.

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

7.    RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’, an interpretation of SFAS 109, ‘‘Accounting for Income Taxes’’ (‘‘FIN 48’’), FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt FIN 48 as of January 1, 2007. The impact of adopting FIN 48 on the Company's financial position or results of operations, if any, has not yet been determined.

In September 2006, the FASB issued Statement of Financial Standards No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years and will be adopted by the Company as of January 1, 2008. SFAS 157 may impact our balance sheet and statement of operations in areas including the fair value measurements for derivative instruments. The Company is currently reviewing the provisions of SFAS 157 and has not yet determined the effect, if any, that adoption of SFAS 157 will have.

In September 2006, the FASB issued Statement of Financial Standards No. 158, ‘‘Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans’’ (‘‘SFAS 158’’). SFAS 158 requires employers with defined benefit pension plans and other postretirement plans to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plans in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which changes occur. SFAS 158 also requires an employer to measure the funded status as of the date of its year-end statement of financial position. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect that the adoption of SFAS 158 will have a significant impact on the Company's financial position as the Company does not operate a defined benefit pension or similar postretirement plan.

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

We are generating several families of anticancer drugs that act on the cell cycle including Cyclin Dependent kinase (CDK) and Aurora kinase (AK) inhibitors. Although a number of pharmaceutical and biotechnology companies are currently attempting to develop CDK inhibitor drugs, we believe that our lead drug candidate, seliciclib, is the only orally available CDK inhibitor drug candidate currently in Phase IIb trials.

We are advancing three of our anticancer drug candidates, seliciclib, sapacitabine and CYC116 through in-house research and development activities. On June 29, 2006 we announced that we were beginning a Phase IIb, multi-center, randomized, double-blinded trial to evaluate the efficacy and safety of seliciclib as a third line treatment in patients with non-small cell lung cancer (NSCLC). The trial is being initiated following Food and Drug Administration and central Institutional Review Board approval of the trial protocol. The APPRAISE study builds on the observation of prolonged stable disease experienced by heavily-pretreated NSCLC patients enrolled in a Phase I study of single agent seliciclib . Sapacitabine has completed two Phase I studies evaluating 87 patients in refractory solid tumors. We are currently conducting a Phase Ib dose escalation clinical trial with sapacitabine for the treatment of patients with advanced malignancies with approximately 38 patients enrolled to date. On June 15, 2006, we initiated a Phase I clinical trial of sapacitabine, an orally available nucleoside analogue, in patients with advanced leukemias or myelodysplastic syndromes (MDS). We are also developing CYC116, an Aurora kinase inhibitor, for the treatment of cancer, and we expect to file an investigational new drug application in the fourth quarter of 2006. We have worldwide rights to commercialize seliciclib, sapacitabine and CYC116 and our business strategy is to enter into selective partnership arrangements with these programs.

We have a further eight novel drug series: five for cancer, one for inflammation, one for Type 2 Diabetes, and one for HIV/AIDS. Taken together, our pipeline covers all four phases of the cell cycle, which we believe will improve the chances of successfully developing and commercializing novel drugs that work on their own or in combination with approved conventional chemotherapies or with other targeted drugs to treat human cancers.

Our corporate headquarters is located in Short Hills, New Jersey, with our main research facility located in Dundee, Scotland, and a second research facility located in Cambridge, England.

From our inception in 1996 through September 30, 2006, we have devoted substantially all our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of September 30, 2006, our accumulated deficit during the development stage was $132.7 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical, pre-clinical and other drugs currently in development. Our operating expenses comprise research and development expenses and general and administrative expenses.

To date, we have not generated any product revenue but have financed our operations and internal growth through private placements, licensing revenue, interest on investments, government grants and research and development tax credits. We have received proceeds from the issuances of equity interests of $133.5 million from inception through September 30, 2006 which includes $42.6 million raised through the private placement of common stock and warrants in the second quarter of 2006. Our revenue has consisted of collaboration and grant revenue. We have recognized revenues from inception through September 30, 2006 of $6.3 million of which $2.9 million is derived from fees under collaborative agreements and $3.4 million of grant revenue from various United Kingdom government grant awards. We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue for the foreseeable future. We have also received $11.9 million from research and development tax credits since inception.

Results of Operations

As explained in detail in the Notes to Condensed Consolidated Financial Statements — Basis of Preparation, the transaction with Xcyte was accounted for as a reverse merger and Cyclacel was considered to have acquired Xcyte on March 27, 2006. As a consequence the comparative periods for the three and nine-month periods ended September 30, 2005 reflect the results of Cyclacel only while the current three and nine-month periods ended September 30, 2006 reflect the results of the combined companies from March 28, 2006 through September 30, 2006.

Revenues

The following table summarizes the components of our revenues for the three and nine-month periods ended September 30, 2006 and 2005:

	Three months ended September 30,				Nine months ended September 30,
	2006	2005	$ Difference	% Difference	2006	2005	$ Difference	% Difference
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
	(in thousands)
Collaboration and research and development revenue	$27	$102	$(75)	(73.53)%	$152	$168	$(16)	(9.52)%
Grant revenue	56	57	(1)	(1.75)%	118	118	—	—
Total revenue	$83	$159	$(76)	(47.80)%	$270	$286	$(16)	(5.59)%

Collaboration and research and development revenue for the three and nine-month periods ended September 30, 2006 and 2005 is derived from several agreements under which the Company provides compounds for evaluation for an agreed consideration.

Grant revenue is recognized as we incur and pay for qualifying costs and services under the applicable grant. Grant revenue is primarily derived from various United Kingdom government grant awards. During the three and nine-month periods ended September 30, 2006 we recognized grant revenues of $56,000 and $118,000, respectively. For the same periods in 2005 we recognized grant revenues of $57,000 and $118,000.

Future

Subject to satisfactory progress, under existing grants we are entitled to receive further grant revenue of $280,000 on qualifying expenditure.

Research and development expenses

To date, we have focused on drug discovery and development programs, with particular emphasis on orally available anticancer agents. Research and development expense represents costs incurred to discover and develop novel small molecule therapeutics, including clinical trial costs for seliciclib and sapacitabine, to advance product candidates toward clinical trials, to develop in-house research and preclinical study capabilities and to advance our biomarker program and technology platforms. We expense all research and development costs as they are incurred. Research and development expenses primarily include:

•	payroll and personnel-related expenses, including consultants and contract research;

•	clinical trial and regulatory-related costs;

•	preclinical studies;

•	screening and identification of drug candidates;

•	laboratory supplies and materials;

•	technology license costs;

•	rent and facility expenses for our laboratories; and

•	scientific consulting fees.

The following table provides information with respect to our research and development expenditure for the three and nine-month periods ended September 30, 2006 and 2005:

	Three months ended September 30,				Nine months ended September 30,
	2006	2005	$ Difference	% Difference	2006	2005	$ Difference	% Difference
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
	(in thousands)
Seliciclib	$1,061	$1,353	$(292)	(21.58)%	$2,027	$3,844	$(1,817)	(47.27)%
Sapacitabine	448	487	(39)	(8.01)%	1,367	1,805	(438)	(24.27)%
CYC116	1,679	1,299	380	29.25%	5,230	3,989	1,241	31.11%
Other costs related to research and development programs, management and exploratory research	707	461	246	53.36%	2,520	2,354	166	7.05%
	$3,895	$3,600	$295	8.19%	$11,144	$11,992	$(848)	(7.07)%
Stock based compensation	164	(668)	832	(124.55)%	6,052	103	5,949	5775.73%
Total research and development expenses	$4,059	$2,932	$1,127	38.44%	$17,196	$12,095	$5,101	42.17%

Total research and development expenses represented 60% and 64% of our operating expenses for the three and nine-month periods ended September 30, 2006, and 75% and 77% for the three and nine-month periods ended September 30, 2005, respectively.

Our research and development expenditure, excluding stock-based compensation costs increased $0.3 million from $3.6 million in the three-month period ended September 30, 2005 to $3.9 million in the three-month period ended September 30, 2006 and decreased $0.9 million from $12.0 million in the nine-month period ended September 30, 2005 to $11.1 million in the nine-month period ended September 30, 2006. These fluctuations reflect the costs of completion of Phase IIa clinical trials of seliciclib in 2005 with a period of reduced spend ahead of the announcement of the Phase IIb trial in the second quarter of 2006, followed by a gradual increase as efforts are focused on intiating the recruited sites during the third quarter of 2006. We have increased research and development expenditure on CYC116 as activities focus on IND-directed studies on this program. Filing of the IND is scheduled for the fourth quarter of 2006.

Stock-based compensation attributable to research and development was an expense of $0.2 million and $6.1 million for the three and nine-month periods ended September 30, 2006, respectively. Stock-based compensation for the three and nine-month periods ended September 30, 2005 was a credit of $0.7 million and an expense of $0.1 million, respectively. See stock-based compensation discussion below for more details.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. These costs are not broken out for reporting purposes. The following table summarizes the general and administrative expenses for the three and nine-month periods ended September 30, 2006 and 2005:

	Three months ended September 30,				Nine months ended September 30,
	2006	2005	$ Difference	% Difference	2006	2005	$ Difference	% Difference
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
	(in thousands)
General and administrative expenses	$2,418	$1,114	$1,304	117.06%	$6,194	$3,580	$2,614	73.02%
Stock based compensation	93	(129)	222	(172.09)%	3,262	76	3,186	4192.11%
Total general and administrative expenses	$2,511	$985	$1,526	154.92%	$9,456	$3,656	$5,800	158.64%

Total general and administrative expenses represented 37% and 35% of our operating expenses for the three and nine-month periods ended September 30, 2006, and 25% and 23% for the three and nine-month periods ended September 30, 2005, respectively.

Our general and administrative expenditure, excluding stock-based compensation costs, increased $1.3 million from $1.1 million in the three-month period ended September 30, 2005 to $2.4 million in the three-month period ended September 30, 2006 and increased $2.6 million from $3.6 million in the nine-month period ended September 30, 2005 to $6.2 million in the nine-month period ended September 30, 2006.

Salary and benefit expense increased by $0.1 million and $0.6 million in the three and nine-month periods ended September 30, 2006 compared with the same periods in 2005. This increase was due primarily to the incorporation of payroll costs of remaining support staff of Xcyte as of March 28, 2006, increased bonus payments and United Kingdom payroll taxes incurred in connection with the issue of Group Preferred D shares to certain directors and officers in March 2006 prior to the Stock Purchase. Regulatory, corporate and advisors costs together with insurances have increased $0.6 million and $0.8 million in the three and nine-month periods ended September 30, 2006 compared with the same periods in 2005. Much of this increase arises from the new combined business entity and our operation as a public company. Rental and maintenance of the Seattle office and Bothell manufacturing facilities together with our corporate head quarters in New Jersey have given rise to $0.2 million and $0.4 million of additional costs in the three and nine-month periods ended September 30, 2006, respectively. There were no comparable expenses incurred in the three or nine-month periods ended September 30, 2005.

Stock-based compensation related to general and administrative expense for the three and nine-month periods ended September 30, 2006 was $0.1 million and $3.3 million, respectively.  Stock-based compensation for the three and nine-month periods ended September 30, 2005 was a credit $0.1 million and an expense of $0.1 million, respectively. See stock-based compensation discussion below for more details.

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

Stock based compensation expenses

As noted previously, we adopted SFAS 123R on January 1, 2006. Previously we recognized share-based compensation in accordance with the provisions of APB No. 25. Prior period figures have not been restated and therefore are not comparable to the current year presentation. Stock based compensation expenses includes charges/(credits) related to options issued to employees, directors and non-employees.

The following table summarizes the components of our stock based compensation for the three and nine-month periods ended September 30, 2006 and 2005:

	Three months ended September 30,				Nine months ended September 30,
	2006	2005	$ Difference	% difference	2006	2005	$ Difference	% difference
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
	(in thousands)
Research and development related	$164	$(668)	$832	(124.55)%	$6,052	$103	$5,949	5775.73%
General and administrative related	93	(129)	222	(172.09)%	3,262	76	3,186	4192.11%
Total stock based compensation	$257	$(797)	$1,054	(132.29)%	$9,314	$179	$9,135	5103.35%

For the three and nine-month periods ended September 30, 2005 we recognized a stock-based compensation credit of $0.8 million and an expense of $0.2 million, respectively. The credit in the three-month period ended September 30, 2005 and the relatively low charge in the nine-month period ended on the same date arose from an up-date of the market value of the underlying common stock under APB No. 25.

During the three and nine-month periods ended September 30, 2006 our stock-based compensation charge was $0.3 million and $9.3 million, respectively. The stock-based compensation charge in the nine-month period ended September 30, 2006 of $9.3 million, under SFAS 123R, is comprised of (i) $5.2 million related to restricted stock granted to certain employees and directors (ii) $1.8 million due to the acceleration of vesting of options due to the Stock Purchase and (iii) $2.3 million relating to the options granted in second and third quarters of 2006 under the 2006 Plan. In the second quarter of 2006, we granted 829,079 stock options under the 2006 Plans, of which two-thirds were fully vested on grant. The remaining unvested options will become fully vested by June 13, 2007. In the third quarter of 2006, we granted 16,667 stock options to an employee which will vest ratably over the three years to August 1, 2009. A further 48,333 options over common stock have been approved for grant to an employee on October 31, 2006.

The future

We may from time to time continue to grant options or other stock-based awards, which will result in an expense, to our employees, directors and, as appropriate, to non-employee service providers. In addition, previously-granted options will continue to vest in accordance with their terms. As of September 30, 2006, the total compensation cost related to non-vested stock options not yet recognized for all plans presented is approximately $0.8 million. These costs are expected to be recognized over a weighted average period of 2.0 years.

Restructuring charge

The following table summarizes the restructuring charges for the three and nine-month periods ended September 30, 2006 and 2005:

	Three months ended September 30,				Nine months ended September 30,
	2006	2005	$ Difference	% difference	2006	2005	$ Difference	% difference
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
	(in thousands)
Total restructuring charge	$225	$—	$225	—	$225	$—	$225	—

In March 2006, the Company assumed an accrued restructuring liability in relation to the Bothell manufacturing facility, calculated as the net present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses. In September 2006, the Company entered into an Exclusive Subleasing Agency Agreement in an attempt to achieve the successful sublet of the facility. As a result of the agreement, we recorded an additional provision in the third quarter of 2006 of $225,000 in recognition of commissions payable upon successful conclusion of a sublease agreement.

Future

As at September 30, 2006, the restructuring liability associated with exiting the Bothell facility is $2.6 million accounting for the estimated fair value of the remaining lease payments, net of estimated sub-lease income. The restructuring liability is subject to a variety of assumptions and estimates. We review these assumptions and estimates on a quarterly basis and will adjust the accrual if necessary. These changes can be material.

Other income (expense)

Other income (expense) is comprised of the change in valuation of the derivative, interest income and interest expense. The following table summarizes the other income (expense) for the three and nine-month periods ended September 30, 2006 and 2005:

	Three months ended September 30,				Nine months ended September 30,
	2006	2005	$ Difference	% difference	2006	2005	$ Difference	% difference
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
	(in thousands)
Change in valuation of derivative	$(64)	$—	$(64)	—	$(162)	$—	$(162)	—
Interest income	793	196	597	304.59%	1,565	604	961	159.11%
Interest expense	(52)	(15)	(37)	246.67%	(178)	(54)	(124)	229.63%
Total other income (expense)	$667	$181	$486	268.51%	$1,225	$550	$675	122.73%

Included in the third quarter of 2006 is the change in the derivative value associated with the dividend make-whole payment on our outstanding convertible exchangeable preferred stock of $64,000, $162,000 cumulative for the nine-month period ended September 30, 2006.

The increase in interest income from 2005 to 2006 is primarily attributable to higher average balance of cash and cash equivalents and short-term investments in 2006 following receipt of $42.6 million being the proceeds of our private placement in the second quarter and the $21.6 million of cash and cash equivalents and short-term investments assumed on the Stock Purchase.

The increase in interest expense in 2006 as compared to 2005 resulted primarily from accretion expense associated with the Bothell lease restructuring provision. During the three and nine-month periods ended September 30, 2006 we recognized accretion expense of $48,000 and $148,000, respectively. No such accretion expense was recognized in the three or nine-month periods ended September 30, 2005.

The future

The valuation of the dividend make-whole payment will continue to be re-measured at the end of each reporting period. The valuation of the derivative is dependent upon many factors, including estimated market volatility, and may fluctuate significantly, which may have a significant impact on our statement of operations.

A further $0.3 million of accretion expense associated with the Bothell lease restructuring charge will be recognized over the remaining life of the lease (November 2010).

Income tax benefit

Credit is taken for research and development tax credits, which are claimed from the United Kingdom’s taxation and customs authority, in respect of qualifying research and development costs incurred.

The following table summarizes research and development tax credits for the three and nine-month periods ended September 30, 2006 and 2005:

	Three months ended September 30,				Nine months ended September 30,
	2006	2005	$ Difference	% difference	2006	2005	$ Difference	% difference
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
	(in thousands)
Total income tax benefit	$603	$601	$2	0.33%	$1,659	$1,506	$153	10.16%

Research and development tax credits recoverable have remained static at $0.6 million for the three-month periods ended September 30, 2006 and 2005. Research and development tax credits increased $0.2 million, from $1.5 million for the nine-month period ended September 30, 2005 to $1.7 million for the nine month period ended September 30, 2006. This increase was a reflection of a higher level of qualifying research and development expenditure in the nine month period ended September 30, 2006 combined with an increase in income taxes available for recovery. The increased income taxes available to recover relate to taxes paid in connection with the issue of Group Preferred D shares to certain directors and officers in March 2006, prior to the Stock Purchase.

Future

We expect the company to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005	$ Difference	% Difference
	(Unaudited)
	(in thousands)
Cash and cash equivalents	$49,787	$3,117	$46,670	1497.27%
Short-term investments, available for sale	9,951	10,690	(739)	(6.91)%
Total cash and cash equivalents and short-term investments, available for sale	$59,738	$13,807	$45,931	332.66%
Current assets	$62,957	$17,026	$45,931	269.77%
Current liabilities	6,511	14,874	(8,363)	(56.23)%
Working capital	$56,446	$2,152	$54,294	2522.96%

We believe that existing funds together with cash generated from operations are sufficient to satisfy our planned working capital, capital expenditures, debt service and other financial commitments through at least the second quarter of 2008.

At September 30, 2006, we had cash and cash equivalents and short-term investments of $59.7 million. Since our inception, we have not generated any significant product revenue and have relied primarily on the proceeds from sales of equity and preferred securities to finance our operations and internal growth. Additional funding has come through interest on investments, licensing revenue, government grants and research and development tax credits. We have incurred significant losses since our inception. As of September 30, 2006, Cyclacel had an accumulated deficit of $132.7 million.

At September 30, 2005, we had cash and cash equivalents and short-term investments of $18.9 million, as compared to $59.7 million at September 30, 2006. This higher balance at September 30, 2006 was primarily due to the receipt of proceeds of $42.6 million from the private placement, $21.6 million of cash and cash equivalents and short-term investments assumed on completion of the Stock Purchase.

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

The following is a summary of our contractual obligations and other commitments relating to our facilities, equipment leases and purchases as at September 30, 2006, and the effect such obligations could have on our liquidity:

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Capital lease obligations	$156	$156	$—	$—	$—
Operating lease obligations	8,811	1,893	3,867	2,599	452
Purchase obligations	1,356	1,356	—	—	—
Total	$10,323	$3,405	$3,867	$2,599	$452

We also currently have a number of contractual arrangements with our partners under which milestone payments totaling $23.4 million would be payable subject to achievement of all the specific contractual milestones and our decision to continue with these projects. Under these contractual arrangements, we make annual payments that do not and will not exceed $0.1 million.

Cash provided by (used in) operating , investing and financing activities for the nine-month periods ended September 30, 2006 and 2005, is summarized as follows:

	Nine months ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
	(in thousands)
Net cash used in operating activities	$(16,781)	$(10,861)
Net cash provided by investing activities	$1,000	$209
Net cash provided by financing activities	$61,018	$8,989

Operating activities

Net cash used in operating activities increased $5.9 million, from $10.9 million in the nine months ended September 30, 2005 to $16.8 million in the nine months ended September 30, 2006.

Net cash used in operating activities during the nine-month period ended September 30, 2006 of $16.8 million resulted from our net operating loss of $23.6 million, adjusted for material non-cash activities comprising change in valuation of derivative, depreciation and amortization, provision for restructuring and non-cash stock based compensation expense, and changes in working capital due to a net decrease in accounts payable and accrued expenses.

Net cash used in operating activities during the nine-month period ended September 30, 2005 of $10.9 million resulted from our net operating loss of $13.4 million, adjusted for material non-cash activities comprising depreciation and amortization and non-cash stock based compensation expense, and changes in working capital due to an decrease in amounts receivable combined with a net decrease in accounts payable and accrued expenses.

Investing activities

Net cash provided by investing activities increased $0.8 million, from $0.2 million in the nine months ended September 30, 2005 to $1.0 million in the nine months ended September 30, 2006.

Net cash provided by investing activities during the nine-month periods ended September 30, 2006 and 2005 resulted primarily from the sale and maturity of our short-term investments, the proceeds of which were used to fund our operating activities.

Capital spending is vital to our research and development initiatives and to maintain our operational capabilities. During the nine-month periods ended September 30, 2006 and 2005 we used cash of $0.1 million in each period to develop our research facilities in Cambridge, England, to acquire smaller, but key items, of research and development equipment and replacement items essential to support our information technology function.

Financing activities

Net cash provided by financing activities increased $52.0 million, from $9.0 million in the nine months ended September 30, 2005 to $61.0 million in the nine months ended September 30, 2006.

During the nine-month period ended September 30, 2006 the net cash provided by financing activities related primarily to proceeds received from the private placement of $42.6 million and the

$21.6 million of cash, cash equivalents and short term investments assumed on the Stock Purchase offset by payment of our preferred stock dividend of $0.6 million, costs associated with the Stock purchase of $2.0 million and the payment of capital lease obligations.

During the nine-month period ended September 30, 2005 the net cash provided by financing activities related to $9.2 million received from our former parent company, described above, offset by payment of capital lease obligations.

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

In July 2001, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, ‘‘Business Combinations,’’ and SFAS No. 142, ‘‘Goodwill and Other Intangible Assets’’. Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if there are indicators such assets may be impaired) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their estimated useful lives. There were no triggering events calling into question the recoverability of goodwill, during the nine- month period ended September 30, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our short-term investments as of September 30, 2006 consisted of $8.0 million in corporate bonds and $1.9 million in federal agency obligations with contractual maturities of one year or less. Due to the short-term nature of our investments, we believe that our exposure to market interest rate fluctuations is minimal. The corporate bonds in which we invest are rated ‘‘A’’ or better by both Moody’s and Standard and Poor’s. Our cash and cash equivalents are held primarily in highly liquid money market accounts. A hypothetical 10% change in short-term interest rates from those in effect at September 30, 2006 would not have a significant impact on our financial position or our expected results of operations. We do not currently hold any derivative financial instruments with interest rate risk.

Foreign Currency Risk

We do not engage in foreign currency hedging; however, we have entered into certain contracts denominated in foreign currencies and therefore, we are subject to currency exchange risks. However, we will not have a significant impact on our financial position or our expected results of operations with respect to currency exchange risks going forward.

Derivatives Valuation Risk

The Company’s November 2004 convertible preferred stock remained in place following completion of the Stock Purchase. The terms of the convertible preferred stock include a dividend make-whole payment feature. This feature is considered to be an embedded derivative and was valued on the balance sheet at $1.4 million at September 30, 2006. As the fair value of this derivative may fluctuate significantly from period to period, the resulting change in valuation may have a significant impact on our results of operations.

Item 4.	Controls and Procedures

Spiro Rombotis, our President and Chief Executive Officer, and Paul McBarron, our Chief Operating Officer and Executive Vice President, Finance, after evaluating the effectiveness of our ‘‘disclosure controls and procedures’’ (as defined in Securities Exchange Act Rule 13a-15(e)), have concluded that as of September 30, 2006 our disclosure controls and procedures are effective.

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

We are at an early stage of development as a company and have a limited operating history on which to evaluate our business and prospects. Since beginning operations in 1996, we have not generated any product revenues. We currently have no products for sale and we cannot guarantee that we will ever have any marketable products. We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy for their intended uses before the Food and Drug Administration, or FDA, and other regulatory authorities in the United States, the European Union and elsewhere. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or other regulatory authorities for premarket approval of its drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. Seliciclib and sapacitabine, our most advanced drug candidates for the treatment of cancer, are currently our only drug candidates in clinical trials and we cannot be certain that the clinical development of these or any other drug candidates in preclinical testing or clinical development will be successful, that we will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to become marketable for several years, if at all.

We have a history of operating losses and we may never become profitable.

We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and general and administrative costs associated with our operations, and we may never achieve profitability. As of September 30, 2006, our accumulated deficit was $132.7 million. Our net loss for the nine months ended September 30, 2006 and 2005 was $23.7 million and $13.4 million respectively. Our net loss attributable to ordinary shareholders from inception through September 30, 2006 was $170.9 million. Our initial drug candidates are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of its drugs. We expect to incur continued losses for several years, as we continue our research and development of our initial drug candidates, seek regulatory approvals and commercialize any approved drugs. If our initial drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

Clinical trials are expensive and complex can take many years and have uncertain outcomes. We estimate that clinical trials of our most advanced drug candidates will continue for several years, but may take significantly longer to complete. Failure can occur at any stage of the testing and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of our current or future drug candidates, including but not limited to:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On July 6, 2006, the Annual General Meeting of Stockholders was held and the shares present voted on the following matters:

1.	A proposal to approve the election of two Class 3 directors to hold office until the 2009 Annual Meeting and until their successors are duly elected and qualified was approved with for Paul McBarron 8,795,475 votes FOR, and for Dr. Christopher Henney, 8,795,475 votes FOR.

2.	A proposal to approve the amendment of the 2006 Equity Incentive Plan to increase the number of shares of common stock issuable thereunder by an additional 629,675 shares, to an aggregate of 1,615,795 shares was approved with 8,070,203 votes FOR, 10,455 votes AGAINST, and 876 ABSTAINING.

3.	A proposal to ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2006 was approved with 8,815,368 votes FOR, 421 votes AGAINST, and 65 ABSTAINING.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Description of Management Compensatory Arrangement
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Short Hills, New Jersey, on November 13, 2006.

CYCLACEL PHARMACEUTICALS, INC.
Dated: November 13, 2006	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer and Executive Vice President, Finance