Form 10-K
period 2006-12-31
Cyclacel Pharmaceuticals, Inc.
filed 2007-03-16
CIK 1130166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

    Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the year ended December 31, 2006

OR

    Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934B

Commission file number 0-50626

CYCLACEL PHARMACEUTICALS, INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware	91-1707622
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
200 Connell Drive Suite 1500, Berkeley Heights, NJ 07922	07078
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (908) 517-7330

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC
Preferred Stock, $0.001 par value	The NASDAQ Stock Market LLC

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes     No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘accelerated filer and large accelerated filer’ as defined in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer                           Accelerated filer                          Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

As of March 14, 2007 there were 20,407,621 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2007.

PART I

Item 1.    Business

In this report, ‘Cyclacel,’ the ‘Company,’ ‘we’, ‘us’ and ‘our’ refer to Cyclacel Pharmaceuticals, Inc.

General

Cyclacel Pharmaceuticals, Inc. (‘Cyclacel’, or the ‘Company’) was incorporated in the state of Delaware in 1996 and is headquartered in Berkeley Heights, New Jersey with research facilities located in Dundee, Scotland and Cambridge, England. Cyclacel is a development-stage biopharmaceutical company dedicated to the discovery, development and eventual commercialization of novel, mechanism-targeted drugs to treat human cancers and other serious disorders. As a development stage enterprise, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual properties, raising capital and recruiting and training personnel.

Recent Corporate History

On March 27, 2006, Xcyte Therapies Inc. (‘Xcyte’) completed a Stock Purchase Agreement (the ‘Stock Purchase Agreement’) with Cyclacel Group plc (‘Group’), a public company organized under the laws of England and Wales in which Xcyte agreed to purchase from Group all of the capital stock of Cyclacel Limited (‘Limited’), a private limited company organized under the laws of England and Wales and a wholly-owned subsidiary of Group (the ‘Stock Purchase’). Under the terms of the Stock Purchase Agreement, Xcyte issued 7,761,453 shares of common stock to Group which, after giving effect to the transaction, represented 79.7% of the outstanding shares of Xcyte’s common stock. Limited became Xcyte’s wholly owned subsidiary. Xcyte changed its name to Cyclacel Pharmaceuticals, Inc. The transaction has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States and Limited is considered the acquiring company for accounting purposes. Accordingly, the purchase price has been allocated among the fair values of the assets and liabilities of Xcyte, while the historical results of Limited are reflected in the results of the Company. On March 27, 2006, Group effected a members’ voluntary liquidation in accordance with its memorandum and articles of association and the applicable laws of England and Wales, which has resulted in the distribution of its assets, including the Xcyte common stock it received in the Stock Purchase, to its shareholders and creditors.

Prior to the Stock purchase, on March 24, 2006 Xcyte completed an Asset Purchase Agreement (the ‘Asset Purchase Agreement’) with Invitrogen Corporation, a Delaware corporation (‘Invitrogen’), in which Invitrogen agreed to purchase Xcyte’s T cell expansion technology known as the ‘Xcellerate Process’ in exchange for $5 million (the ‘Asset Sale’). The assets subject to the agreement included intellectual property, the clinical data generated by Xcyte in the course of six clinical trials of the lead product, Xcellerated T Cells, as well as raw materials and equipment.

On March 16, 2006, Xcyte stockholders approved a one-for-ten reverse stock split of its common stock. The reverse stock split occurred immediately prior to the completion of the Stock Purchase. All information in this report relating to the number of shares, price per share, and per share amounts of common stock are presented on a post-split basis.

On April 26, 2006, Cyclacel raised net proceeds of $42.6 million through a private placement of common stock and common stock purchase warrants. We issued 6.43 million shares of our common stock at a price of $7.00 per share. In addition, 2.57 million seven-year common stock purchase warrants were issued to the investors granting them the right to purchase Cyclacel’s common stock at a price of $7.00 per share.

On February 16, 2007, Cyclacel raised net proceeds of $33.3 million through a registered direct offering of common stock and common stock purchase warrants.  We issued 4.25 million shares of our common stock at a price of $8.44 per share. In addition, 1.06 million seven-year common stock purchase warrants were issued to the investors granting them the right to purchase our common stock at a price of $8.44 per share.

Corporate information

Our corporate headquarters are located at 200 Connell Drive, Suite 1500, Berkeley Heights, NJ 07922, and our telephone number is (908) 517-7330, and this is where our medical and regulatory functions are also located. Our primary research facility is located in Dundee, Scotland. Dundee is the center of our structure-based drug design and development programs. A second research facility is located in Cambridge, England and is home to our Polgen division, which is focused on discovering the function of new cancer genes and validating their use as potential druggable targets.

Overview

We are a development-stage biopharmaceutical company dedicated to the discovery, development and eventual commercialization of novel, mechanism-targeted drugs to treat human cancers and other serious disorders. Our core area of expertise is in cell cycle biology, or the processes by which cells divide and multiply. We focus primarily on the discovery and development of orally available anticancer agents that target the cell cycle with the aim of slowing the progression or shrinking the size of tumors, and enhancing quality of life and improving survival rates of cancer patients. We have been focused on the cell cycle since our inception. We were founded in 1996 by Professor Sir David Lane, a recognized leader in the field of tumor suppressor biology who discovered the p53 protein, which operates as one of the body’s own anticancer ‘drugs’ by inhibiting cell cycle targets. In 1999, we were joined by Professor David Glover, a recognized leader in the mechanism of mitosis or cell division who discovered, among other cell cycle targets, the mitotic kinases, Polo and Aurora, enzymes that act in the mitosis phase of the cell cycle. Our expertise in cell cycle biology is at the center of our business strategy.

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

We have executed our strategy through the following activities:

Advancing our research and development programs

•	June 2006, started sapacitabine Phase I trial in advanced leukemias

•	June 2006, started seliciclib single agent randomized Phase IIb trial in non-small cell lung cancer

•	November 2006, reported sapacitabine Phase I study results in solid tumors or lymphomas at the 18th NCI-EORTC-AACR symposium on ‘Molecular Targets and Cancer Therapeutics’

•	December 2006, reported sapacitabine interim Phase I data in advanced leukemias or myelodysplastic syndromes

•	December 2006, CYC116 IND filed.

Strengthening our financial position

•	March 2006, reverse merger with Xcyte provided Nasdaq a stock market listing and $21.6 million of cash and cash equivalents

•	April 2006, raised net proceeds of $42.6 million through a private placement of equity

•	Ended 2006 with approximately $54.0 million of cash

•	February 2007, raised net proceeds of approximately $33.3 million through a registered direct offering

Enhancing our management team and board of directors

•	October 2006, named John Womelsdorf, PhD., Vice President, Business Development

•	March 9, 2007, appointed Pierre Legault as a non-executive director and chairman of the Audit Committee. Mr. Legault is currently Executive Vice President, The Jean Coutu Group (PJC) Inc. and President US, Brooks Eckerd.

We are advancing three of our anticancer drug candidates, seliciclib, sapacitabine and CYC116 through in-house research and development activities. We are also progressing further novel drug series, principally for cancer, which are at earlier stages. Taken together, our pipeline covers all four phases of the cell cycle, which we believe will improve the chances of successfully developing and commercializing novel drugs that work on their own or in combination with approved conventional chemotherapies or with other targeted drugs to treat human cancers.

Drug Candidate Pipeline

The table below summarizes our current clinical and preclinical programs.

Program	Indication	Development Status	Target	Cell Cycle Mechanism
Oncology Programs
Seliciclib, (CYC202)	Non-small cell lung cancer	Phase IIb randomized trial on-going	CDK2/A, 2/E, 9	G1/S checkpoint and others
	Nasopharyngeal carcinoma	Phase I independent investigator study completed	CDK2/A, 2/E, 9	G1/S checkpoint and others
Sapacitabine, (CYC682)	Cancer	Phase Ib clinical trial in advanced leukemias on-going	DNA polymerase	G2 phase
CYC116	Cancer	IND filed December 2006	Aurora kinase & VEGFR2	Mitosis
CDK Inhibitors, Second Generation	Cancer	Preclinical	CDK	G1/S checkpoint and others
Clotrimazole Analogs	Cancer	Preclinical	Cyclin expression blocker	G1 phase
Plk Inhibitors	Cancer	Preclinical	Plk	G2/M checkpoint
Hdm2 Inhibitors	Cancer	Preclinical	Hdm2	G1 phase
Cyclin Binding Groove Inhibitors	Cancer	Preclinical	Cyclin binding groove	G1 phase
Other therapeutic areas
Cell Cycle Inhibitors	Inflammatory Kidney Diseases	Preclinical (Phase I trials completed with seliciclib)	CDK	G1/S checkpoint and others
Cell Cycle Inhibitors	HIV/AIDS	Preclinical	CDK	Several
GSK-3 Inhibitors	Type 2 Diabetes	Preclinical	GSK-3	N/A

Market opportunity in oncology

Cancer remains a major life-threatening disease in the United States with approximately 3.2 million people afflicted by cancer and approximately 1.4 million new cases diagnosed every year. Five common cancer types: non-small cell lung, breast, ovarian, prostate and colorectal cancers, represent over 50% of all new cases of cancer in the United States each year and account for more than 50% of all cancer deaths in the United States. There are an estimated 172,570 patients diagnosed annually with lung cancer in the United States with another 381,500 new cases in the European Union. The prognosis for non-small cell lung cancer is poor with 5-year survival rates for patients standing at 15%.

Oncology development Programs

Seliciclib

Our lead drug candidate, seliciclib, is a novel, first-in-class, orally available, CDK inhibitor. The compound selectively inhibits multiple enzyme targets — CDK2/E, CDK2/A, CDK7 and CDK9 — that are central to the process of cell division and cell cycle control. Preclinical studies have shown that the drug works by inducing cell apoptosis, or cell suicide, in multiple phases of the cell cycle. To date, seliciclib has been evaluated in approximately 250 patients enrolled on several Phase I and II studies and has shown early signs of anti-cancer activity.

We have completed two Phase I trials that enrolled 24 healthy volunteers and three Phase I trials that enrolled a total of 84 cancer patients testing different doses and schedules. The primary toxicities observed were of a non-hematological nature including asthenia or weakness, elevation of liver enzymes, hypokalemia or decreased potassium levels, nausea and vomiting and elevation in creatinine. Although these trials were designed to test safety rather than efficacy of seliciclib given alone as monotherapy in patients with solid tumors who failed multiple previous treatments, several of these patients appeared to have benefited from seliciclib treatment.

Seliciclib was shown in a further Phase I study sponsored and conducted by independent investigators to have clinical antitumor activity in patients with nasopharyngeal cancer, measured as a decrease in the size of primary tumor and clinically abnormal lymph nodes, as well as evidence of tumor cell deaths by biomarker analyses. Four Phase II trials have been conducted in cancer patients to evaluate the tolerability and antitumor activities of seliciclib alone or in combination with standard chemotherapies used in the treatment of advanced non-small cell lung cancer or breast cancer. Interim data from two Phase II open label studies of a total of 52 patients with non-small cell lung cancer suggest that seliciclib treatment did not aggravate the known toxicities of standard first and second-line chemotherapies nor appear to cause unexpected toxicities, although these trials were not designed to provide statistically significant comparisons. The combination of seliciclib with standard dose of capecitabine was not well tolerated in patients with advanced breast cancer. The Phase II trial of seliciclib as monotherapy for the treatment of hematological cancers has been closed. We expect to report final data within the first half of 2007.

Based on our observations of tolerability and antitumor activity of seliciclib in the clinical trials conducted to date, the oral availability of seliciclib, the recommendation of a non-small cell lung cancer expert panel, and regulatory and marketing considerations, seliciclib is currently being evaluated in the APPRAISE trial, a Phase IIb randomized double-blinded study to evaluate the efficacy and safety of the drug as a third line treatment in patients with NSCLC. The trial, which is expected to enroll approximately 200 patients, is using a randomized discontinuation trial design. We expect to report data in the fourth quarter of 2007. Additionally, based on the results observed by independent investigators on clinical antitumor activity in patients with nasopharyngeal cancer we plan to commence a randomized Phase II trial in nasopharyngeal carcinoma in the second half of 2007. We have retained the worldwide rights to commercialize seliciclib.

Sapacitabine

Our second drug candidate, sapacitabine, is an orally available prodrug of CNDAC, which is a novel nucleoside analog, or a compound with a structure similar to a nucleoside. A prodrug is a compound that has a therapeutic effect after it is metabolized within the body. CNDAC has a significantly longer residence time in the blood when it is produced in the body through metabolism of sapacitabine than when it is given directly. Sapacitabine acts through a dual mechanism whereby the compound interferes with DNA synthesis by causing single-strand DNA breaks and induces arrest of the cell division cycle at G2 phase. A number of nucleoside drugs, such as gemcitabine, or Gemzar®; Eli Lilly and cytarabine (Ara-C), are in wide use as conventional chemotherapies. Both sapacitabine and its major metabolite, CNDAC, have demonstrated potent anti-tumor activity in both blood and solid tumors in preclinical studies. In a liver metastatic mouse model, sapacitabine was shown to be superior to gemcitabine or 5-FU, two widely used nucleoside analogs, in delaying the onset and growth of liver metastasis.

Two Phase I studies of sapacitabine have been completed in the United States by Sankyo, from which we in-licensed sapacitabine, evaluating 87 patients in refractory solid tumors. A Phase Ib dose escalation clinical trial is currently in progress in the United States for the treatment of patients with refractory solid tumors or lymphomas. Preliminary results from this study were reported at the meeting of the 18th EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics in November 2006. The primary objective of the study was to evaluate the safety profile of sapacitabine administered twice daily for 14 consecutive days or 7 consecutive days every 21 days. Of the 37 treated patients, 28 received the drug twice daily for 14 days and 9 received the drug twice daily for 7 days. The dose-limiting toxicity was reversible myelosuppression. One patient treated at the maximum tolerated dose died of candida sepsis in the setting of grade 4 neutropenia and thrombocytopenia. Non-hematological toxicities were mostly mild to moderate. The best response by investigator assessment was stable disease in 13 patients, five with non-small cell lung cancer, two with breast cancer, two with ovarian cancer and one each with colorectal cancer, adenocarcinoma of unknown primary, gastrointestinal stroma tumor, and parotid acinar carcinoma. The primary toxicity was reversible myelosuppression.

Sapacitabine is also currently being evaluated in a Phase I clinical trial in advanced leukemias and myelodysplastic syndromes, or MDS. The Phase I study is being conducted by Dr. Hagop Kantarjian, Professor of Medicine and Chairman of the Leukemia Department at M.D. Anderson Cancer Center in Houston, Texas. The study’s primary objective is to determine the maximum tolerated dose (MTD) of sapacitabine administered twice daily, or b.i.d., by mouth for seven consecutive days every 21 days. As of November 2006, preliminary interim data was available on 22 patients, of which nine had de novo acute myelogenous leukemia, or AML; seven had AML preceded by MDS; three had MDS-refractory anemia with excess blasts, or MDS-RAEB; and one each had treatment-related AML, acute lymphocytic leukemia, or ALL and chronic lymphocytic leukemia or CLL. Twenty-one patients received prior chemotherapy and one elderly patient (aged 91) did not receive any prior chemotherapy. The median number of prior chemotherapy regimens is two, ranging from one to four. Fifteen patients were previously treated with Ara-C-containing regimens of which nine had de novo AML and six had AML preceded by MDS. Six patients were previously treated with decitabine of which three had MDS-RAEB, one had de novo AML, one had AML preceded by MDS and treatment-related AML. One patient treated at the dose level of 275 mg b.i.d. experienced a dose limiting toxicity, or DLT consisting of Grade 3 diarrhea and Grade 3 neutropenic colitis, which resolved after cessation of dosing and medical treatment. No DLTs were reported in the remaining five patients treated at 275 mg b.i.d. Dose escalation continues and the MTD has not been reached at the dose level of 325 mg b.i.d., which is approximately four times the recommended Phase II dose for solid tumor patients. To date, the best response to sapacitabine was reduction in bone marrow blast counts to 5% or less, which was observed in seven patients of which three had de novo AML, two had AML preceded by MDS, and two had MDS-RAEB.

We plan to start Phase II evaluation of sapacitabine both in solid tumors and hematological malignancies in the second half of 2007. We have retained worldwide rights to commercialize sapacitabine with the exception of Japan where Sankyo has a right of first refusal to market the drug under terms to be negotiated.

CYC116

We have selected CYC116 as a lead development candidate from our Aurora kinase inhibitor program. In this program, several compounds have demonstrated efficacy by oral administration in hematological and solid tumor models with a mechanism consistent with inhibition of the target. We submitted in December 2006 an Investigational New Drug, or IND application, with the Food and Drug Administration, or FDA, to begin clinical trials of CYC116, an orally-active inhibitor of Aurora kinases A & B and VEGFR2, for the treatment of cancer. Aurora kinases are a family of serine/threonine protein kinases that are only expressed in actively dividing cells and are crucial for the process of cell division, or mitosis. These proteins, which have been found to be over-expressed in many types of cancer, have generated significant scientific and commercial interest as cancer drug targets. Aurora kinases were discovered by Professor David Glover, Chief Scientist of our Polgen Division. VEGFR2 is a receptor protein that is part of an important and validated pathway in angiogenesis, or blood vessel formation. We have retained worldwide rights to commercialize CYC116.

In our development programs, we have been an early adopter in the use of biomarker analysis to help evaluate whether our drug candidates are having their intended effect through their assumed mechanisms. Biomarkers are proteins or other substances whose presence in the blood can serve as an indicator or marker of diseases. Biomarker data from early clinical trials may also enable us to design subsequent trials more efficiently and to monitor patient compliance with trial protocols. We believe that in the longer term biomarkers may allow the selection of patients more likely to respond to its drugs for clinical trial and marketing purposes and increase the benefit to patients.

Other Oncology Programs

Second Generation CDK Inhibitors

We have discovered over 600 novel CDK inhibitors that are members of a different chemical family than seliciclib. Based on their observed properties in preclinical tests, we believe that these second-generation compounds may prove to be even more potent anticancer agents than seliciclib.

Clotrimazole Analogs

We have licensed from Lorus Therapeutics, Inc. a group of compounds based on CYC381, an orally available analog of clotrimazole, a commonly used antifungal drug. Investigators at Harvard Medical School observed that clotrimazole analogs exhibit anticancer activity by inhibiting internal calcium channels in cells and blocking the expression of important cell cycle targets called cyclins. Extensive preclinical testing prior to our licensing CYC381 suggested that it may be active in slowing the progression of several solid tumors in vivo. CYC381 is a racemic mixture or a combination of two different chemicals, called enantiomers, which cannot be easily separated. Before progressing into further development we must reproduce evidence of anticancer activity by one or more enantiomers with that reported by others before we in-licensed CYC381.

Plk Inhibitors

Our Polo-like kinase, or Plk, inhibitor program targets the mitotic phase of the cell cycle with the objective of identifying potent and selective compounds which inhibit Plk1, a kinase active during mitosis. Inhibition of Plk1 results in cell cycle arrest at the G2/M checkpoint and induces apoptosis in cancer cells. Our Plk inhibitor program represents the first target gene that has emerged through the target validation process at our Polgen division and progressed to the drug discovery and chemistry stage. Because little was known about the nature and structure of Plk1, and because Plk to our knowledge has never been crystallized, we relied on advanced computer modeling and software-based design techniques to identify a series of compounds which selectively inhibit Plk.

Hdm2 Inhibitors

One of the key cell cycle regulatory proteins is p53. When active, p53 causes cell arrest at the G1/S checkpoint, inducing apoptosis in cancer cells. Under normal circumstances, p53 is held in an inactive form by binding to another regulatory protein, Hdm2. In this program, we have investigated ways of disrupting the interaction between Hdm2 and p53, thus activating p53. Through virtual screening technologies, we have identified two small molecule groups capable of breaking the binding between p53 and Hdm2.

Cyclin Binding Groove Inhibitors

The activity of CDK can be inhibited by two methods, either by blocking the ATP site, as is the case with seliciclib, or by inhibiting the substrate binding site on the cyclin protein. Preventing the cyclin from binding results in cell cycle arrest and induces apoptosis in cancer cells. We are currently investigating the development of such cyclin binding groove inhibitors, continuing a program that was the subject of a two-year collaboration with AstraZeneca that concluded in mid-2003. We retain all of the intellectual property associated with this program upon its conclusion.

Non-oncology Programs

Cell Cycle Inhibitors in Inflammatory Kidney Disease

Preclinical results from several independent investigators suggest that cell cycle inhibitors such as seliciclib may also have a therapeutic benefit in the treatment of patients with inflammatory kidney diseases, which are sometimes referred to as glomerulonephritis. Because seliciclib acts to arrest the progress of the cell cycle, we believe it may be particularly effective in treating those forms of glomerulonephritis characterized by excessive cell proliferation. The most common forms of these are IgA nephritis and lupus nephritis.

We entered into an evaluation and option agreement with Genzyme Corporation under which Genzyme evaluated two preclinical stage CDK inhibitors for development as drugs for renal disease. We will be terminating the arrangement, although Genzyme may continue to have certain so called first negotiation rights for a period of time.

CDK Inhibitors in Virology

Cell cycle inhibitors may be useful in the treatment of viral diseases to the extent that drugs can be developed that prevent the replication of virus-infected host cells and cause their death by apoptosis while sparing most uninfected cells. If this is proven in humans, cell cycle inhibitors may have significant potential in this area, as they do not interfere with viruses and are less likely to induce viral resistance, a major cause of failure in antiviral drugs that attack the virus itself. We have investigated a number of compounds in this program, some of which appear to be highly active against HIV in biological tests and induce antiviral effects that may be as or more potent than many existing HIV/AIDS therapeutic agents. We intend to progress this program through collaboration with groups who specialize in anti-viral research.

GSK-3 Inhibitors in Type 2 Diabetes

Glycogen Synthase Kinase-3, or GSK-3, inhibition is an essential element in the body’s regulation of blood sugar. GSK-3 regulates the glycogen synthase enzyme that indirectly controls glucose levels. Insulin controls the regulation of energy conversion and storage by interacting with its receptor which results in the activation of PI-3 kinase that in turn inhibits GSK-3. In adult onset or Type 2 Diabetes, GSK-3 is not inhibited because the insulin receptor is not operating properly. As a result, we believe that GSK-3 inhibitor drugs may be suitable for development as Type 2 Diabetes therapies. The structures of GSK-3 and CDK are very similar. In our cancer programs, it was desirable to discover highly specific CDK inhibitors that do not inhibit GSK-3. Our work in this area prompted the investigation of highly specific GSK-3 inhibitors that do not inhibit CDK. We have identified four chemical families of GSK-3 inhibitors some of which are potent at picomolar concentrations, representing the most potent GSK-3 inhibitor compounds disclosed in the literature. We have selected two lead compounds from this series, both of which have achieved proof-of-concept in a standard model of diabetes, demonstrating stimulation of glycogen synthase, improvement in glucose tolerance and regulation of triglycerides. We intend to progress this program through collaboration with groups who are specialized in diabetes research.

Technology and expertise

Our approach to drug discovery and development relies on proprietary genomic technology to identify gene targets, which are then progressed by means of structure-based design techniques through to the development stage. This approach is exemplified by our Aurora kinase and Plk, or Polo-like kinase, inhibitor programs. Fundamentally, this approach to drug discovery and design aims to improve our ability to select promising drug targets in the early stages of the process so as to decrease compound attrition rates during the later, more expensive stages of drug development. We devote more resources initially to enrich the target selection process, so that we focus our efforts on targets that have a higher probability of yielding successful drug candidates. To this end, we have assembled an integrated suite of sophisticated discovery and design technologies, together with highly skilled personnel.

Business Strategy

Focus on the cell cycle and cancer

We are and intend to remain strongly focused on the development of novel, cell cycle-based therapies for the treatment of cancer and other serious disease indications, for a number of reasons:

•	Our core area of expertise is in cell cycle biology and our scientists include recognized leaders in this field. In addition, our senior management has extensive experience in research, preclinical and clinical development, sales and marketing. Thus, we believe that we are well placed to exploit the significant opportunities that this area offers for new drug discovery and development.

•	The novel, mechanism-targeted cell cycle drugs we are developing are designed to be highly selective in comparison to conventional chemotherapies, potentially inducing death in cancer cells while sparing most normal cells which may give rise to fewer side-effects.

•	We believe that we are the only company with an orally available CDK inhibitor drug candidate in Phase II clinical trials and that, with a deep pipeline of other anticancer drug candidates in clinical or preclinical development, we believe we are currently well positioned to realize some of the market potential of such drugs.

Develop anticancer drug candidates in all phases of the cell cycle and multiple compounds for particular cell cycle targets

Targeting a broad development program focused on multiple phases of the cell cycle allows us to minimize risk while maximizing the potential for success and also to develop products that are complementary to one another.

Enter into partnering arrangements selectively, while developing our own sales and marketing capability

We retain all marketing rights to the compounds associated with the current clinical-stage drug programs. To optimize our commercial return, we intend to both enter into selected partnering arrangements, and to develop our sales and marketing capability initially by retaining co-promotion rights. Generally we develop compounds through the Phase II proof-of-efficacy stage before seeking a partner. We may be prepared to enter into partnering arrangements earlier in connection with drug programs outside the current anticancer core competency.

Patents, Proprietary Technology and Collaborations

We consider intellectual property rights to be vital and use a variety of methods to secure, protect and evaluate these rights. These include:

•	Ownership and enforcement of patent rights

•	Patent applications covering our own inventions in fields that we consider important to its business strategy

•	License agreements with third parties granting us rights to patents in fields that are important to its business strategy

•	Invention assignment agreements with our employees and consultants

•	Non-compete agreements with our employees and consultants

•	Confidentiality agreements with our employees, consultants, and others having access to its proprietary information

•	Standard policies for the maintenance of laboratory notebooks to establish priority of our inventions

•	Freedom to use studies from patent counsel

•	Material transfer agreements

•	Trademark protection

In addition to its 22 U.S. patents, we own 10 patents that were granted by the European Patent Office, or EPO, for designated European countries, and 15 issued patents in other countries. The European granted patents expire between 2015 and 2022. In addition to the licenses we hold in 21 patents issued in the United States, we hold licenses under 75 issued patents worldwide, 16 granted by the EPO for designated European countries and 59 issued in other countries. The licensed European granted patents expire between 2011 and 2022. Our patent strategy is to file patents on compounds and technologies in countries and jurisdictions that it considers important to its business. We usually files first in the United Kingdom and then extend our applications to other countries through the Patent Cooperation Treaty. In some cases, we file directly in the United States. We give priority to obtaining substance of matter claims in the United States, the European Patent Office, Japan and other important countries if such protection is available. We prefer substance of matter claims because they give us rights in our compounds themselves, and not merely in a particular use of the compounds. In addition to substance of matter claims, we seek coverage for medical uses, combination therapies, pharmaceutical forms of our compounds and synthetic routes where available and appropriate. Claims covering combination therapies and pharmaceutical forms can be valuable because the therapeutic effect of pharmaceuticals used in the anticancer field is often enhanced when individual therapeutics are used in particular combinations. The availability of protection in these areas can, however, vary from jurisdiction to jurisdiction and combination claims are particularly difficult to obtain for many inventions. We own 44 patent applications pending in the United States, 38 before the European Patent Office, 8 pending PCT applications still in the international application phase, and over one hundred pending patent applications in other countries. Ten of this last group of pending patent applications were first filed, and have an earliest priority date, within the last twelve months. No assurances can be given that patents will be issued with respect to the pending applications, nor that the claims will provide equivalent coverage in all jurisdictions. Under the terms of our agreements with several universities and research institutions we also have the right to apply for patents in the name of those universities and institutions for inventions in which license rights are held. This gives us the ability to control the prosecution of patents that directly relate to business strategy. In addition to the pending patent applications referred to above that we own, there are 54 pending patent applications worldwide to which we have a license or an option to take a license.

Our patent filings for the second-generation CDK inhibitor research program exemplify our patent strategy. Out of over 600 compounds under investigation in this program we have filed patent applications seeking substance of matter protection that may be roughly grouped into 12 patent families. Of these, we have made a European application designating all European Patent Convention member states and direct national filings in the United States, Japan and several additional countries covering the compounds that we believe to be the most promising from a commercial standpoint. We have made additional Patent Cooperation Treaty filings covering derivative compounds, medical uses and related technology. The first patent application from the family of compound patents has resulted in the issuance of two U.S. patents with substance of matter claims covering a specific genus of compounds showing activity in its preclinical and research programs. Although issuance of a substance of matter claim in the United States is an indication that other countries may grant similar protection, the pending applications may not result in additional patent protection.

We hold patents to several technology-based systems, including families of patents covering its Fluorescience fluorescent assay techniques and the drug delivery system Penetratin. We have filed a portfolio of patents claiming the use of over one hundred specific genes as drug targets based on the identification of their function in mitosis.

Since publications in the scientific or patent literature often lag behind actual discoveries, we are not certain of being first to make the inventions covered by each of its pending patent applications or the first to file those patent applications. Generally, patent applications in the United States are maintained in secrecy for a period of 18 months or more, which increases the uncertainty we face. Moreover, the patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. As a result, we cannot predict the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability. To date, there has been no consistent policy regarding the breadth of claims allowed in biotechnology patents. Third parties or competitors may challenge or circumvent our patents or patent applications, if issued. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before we commercialize any of its products, any related patent may expire, or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent and the commercial opportunity of the product.

If patents are issued to others containing valid claims that cover our compounds or their manufacture or use or screening assays related thereto, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. We are aware of several pending patent applications, and understands that others may exist, that could support claims that, if granted, would cover various aspects of its developmental programs, including in some cases particular uses of its lead drug candidate, seliciclib, sapacitabine or other therapeutic candidates, or gene sequences and techniques that we use in the course of its research and development. In addition, we understand that other applications exist relating to uses of seliciclib and sapacitabine that are not part of its current clinical programs for those compounds. Although we intend to continue to monitor these applications, it is not possible to predict whether these claims will ultimately be allowed or if they were allowed what their breadth would be. In addition, we may need to commence litigation to enforce any patents issued to us or to determine the scope and validity of third-party proprietary rights. Litigation would create substantial costs. In one case we have opposed a granted European patent relatetd to human aurora kinase. We are also aware of a corresponding US patent containing method of treatment claims for specific cancers using aurora kinase modulators, which if held valid, could potentially restrict the use of certain of our aurora kinase inhibitors. If competitors prepare and file patent applications in the United States that claim technology that we also claim, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office to determine which invention has priority. These proceedings could result in substantial costs, even if the eventual outcome is favorable to us. An adverse outcome in litigation could subject us to significant liabilities to third parties and require it to seek licenses of the disputed rights from third parties or to cease using the technology, even a therapeutic product, if such licenses are unavailable or too expensive.

Licenses

Several of our programs are based on technology licensed from others. Our breach of an existing license or failure to obtain a license to technology required to develop, test and commercialize our products may seriously harm our business.

Seliciclib

We have entered into an agreement with Centre National de Recherche Scientifique, or CNRS, and Institut Curie that grants it worldwide rights under the patents jointly owned by CNRS, Institut Curie and the Czech Institute of Experimental Botany covering the seliciclib compound. The effective date of the agreement is February 1, 2002. The license grants exclusive rights in the fields of auto-immune diseases, cardiovascular diseases, dermatological diseases, infectious diseases, inflammatory diseases, and proliferative diseases, including cancer. Non-acute chronic diseases of the central nervous system, neurological diseases and diseases of the peripheral nervous system are specifically excluded. The license runs for the term of the patents in each country, or for ten years from the first commercial sale in each country, whichever is later. Under the agreement, we paid an up-front fee. We also made yearly payments and milestone payments until the patents covering the seliciclib compound, particular uses of the compound, and particular derivatives of the compound were published as granted in either the United States or by the European Patent Office which took place in 2001 and 2003, respectively. Milestones are also paid on the first commercialization of a product that consists of a new chemical entity that is covered by one of the licensed patents. We pay royalties based on our net sales of products covered by the patents.

Royalties are payable on a country-by-country basis for the term of patent protection in each country or ten years from the first commercial sale of royalty-bearing products in that country, whichever is later. Royalties are payable on net sales. Net sales are defined as the gross amount invoiced by us or by our affiliates for the products, less normal trade discounts, credits for returned products, taxes and shipping charges. There is one royalty rate for products that are covered by valid licensed patent claims and a second, lower royalty rate for all other products that require a license under the licensed patents. The royalties payable under the agreement are reduced if we are required to pay royalties with respect to patents other than the ones licensed under this agreement and the total amount of royalties that we are required to pay exceeds a fixed percentage amount. The amount of reduction depends on the amount by which our total royalties exceed the fixed amount. We must also pay a portion of sublicensing revenues. The portion of sublicensing revenues that we are required to pay is reduced if we have taken the sublicensed product into human clinical trials. Although the license permits us to grant sublicenses, we cannot assign the license without the consent of the CNRS and Institut Curie, which may not be unreasonably withheld. Under the agreement, assignment is defined to include many transactions of the type that we might wish to pursue, such as a merger or an acquisition by another company, as well as certain takeovers. This restriction may prevent us from pursuing attractive business opportunities. Moreover, the occurrence of a majority takeover or a similar transaction that we may be unable to control could cause a default under the license agreement, which could lead to its termination.

We have also purchased from the Czech Institute of Experimental Botany patents and patent applications covering the use of seliciclib and related compounds. The issued patents are in the United States and Australia. Under the purchase agreement, we will pay royalties to the Czech Institute upon sales of products covered by those patents, but only if there are no royalties paid by us to CNRS for those sales under the license agreement with CNRS and Institut Curie covering seliciclib that is described above.

Patents covering the seliciclib compound are owned jointly by the Czech Institute and CNRS. The patents have been issued in the United States and by the European Patent Office and expire in 2016. It may be possible to extend the term of a patent in the United States or Europe for up to five years to the extent it covers the seliciclib compound upon regulatory approval of that compound in the United States or Europe, but there is no assurance that we will be able to obtain any such extension. Under agreements between CNRS and the Czech Institute, CNRS has the exclusive right to enter into license agreements covering the patents. The agreement reserves to both CNRS and the Czech Institute certain rights, including the right to patent improvements and to use the patents for internal research purposes.

Sapacitabine

We have entered into a license agreement with Sankyo Co., Ltd. of Japan with respect to patents and patent applications covering the sapacitabine compound and patent applications claiming polymorphic forms of sapacitabine and methods for its preparation and use as well as related know-how and materials. The agreement has a commencement date of September 10, 2003. The issued patents for the sapacitabine compound cover the United States, the European Patent Office, Japan and 20 other countries. These patents expire between 2012 and 2014. It may be possible to extend the term of a patent in the United States or Europe for up to five years to the extent it covers the sapacitabine compound upon regulatory approval of that compound in the United States or Europe, but there is no assurance that we will be able to obtain any such extension. The license grants us the exclusive right to exploit and sublicense the sapacitabine compound and any other products covered by the patents and patent applications owned by Sankyo. The license originally was subject to certain third party rights related to certain countries but the license has been extended and is now worldwide. The license agreement also grants us nonexclusive, sublicensed rights in CNDAC, both the precursor compound and initial metabolite of sapacitabine. We are under an obligation to use reasonable endeavors to develop a product and we have agreed to pay Sankyo an up-front fee, reimbursement for Sankyo’s enumerated expenses, milestone payments and royalties on a country-by-country basis. Under this agreement, aggregate milestone payments totaling $11.7 million could be payable subject to achievement of all the specific contractual milestones and our decision to continue with these projects. The up-front fee and certain past reimbursement have been paid. Royalties are payable in each country for the term of patent protection in the country or for ten years following the first commercial sale of licensed products in the country, whichever is later. Royalties are payable on the net sales. Net sales are defined as the gross amount invoiced by us or our affiliates or licensees, less discounts, credits, taxes, shipping and bad debt losses. The agreement extends from its commencement date to the date on which no further amounts are owing under it. If we wish to appoint a third party to develop or commercialize a sapacitabine-based product in Japan, within certain limitations, Sankyo must be notified and given a right of first refusal to develop and/or commercialize in Japan. In general, the license may be terminated by us for technical, scientific, efficacy, safety, or commercial reasons on six months notice (twelve if after launch of sapacitabine-based product) or by either party for material default. On termination, if Sankyo wishes to acquire an exclusive license to sapacitabine intellectual property developed by us during the term of the license, Sankyo may notify us and the parties will meet to negotiate commercial terms in good faith. If agreement cannot be reached, the terms of the exclusive license are to be determined by an expert.

Clotrimazole Analogs and CYC381

We have entered into a license agreement with NuChem Pharmaceuticals, Inc. and its parent Lorus Therapeutics, Inc. with respect to our license of patents and patent applications covering the CYC381 compound in the United States, the European Patent Office, Japan and other countries, as well as related know-how, materials and technology. The effective date of the agreement is September 22, 2003. Patents containing substance of matter claims covering the compound have been issued in the United States, Australia, New Zealand, Singapore and China. These patents and patent applications if and when granted will expire in 2017 and 2018. It may be possible to extend the term of a patent in the U.S. or Europe for up to five years to the extent it covers the CYC381 compound upon regulatory approval of that compound in the U.S. or Europe, but there is no assurance that we will obtain any such extension.

The license grants us worldwide rights in the technology owned by and licensed to NuChem related to a class of compounds including CYC381 and two other chemical classes of compounds that might have similar effects. The license is limited to the diagnosis and treatment of cancer (including leukemias), Kaposi’s sarcoma and actinic keratosis. To the extent that the patents and related technology are owned by or exclusively licensed to NuChem, the license is exclusive. It is nonexclusive for patents and technology that are nonexclusively licensed to NuChem. We have the right to sublicense these patents and technology to others. Improvements to the licensed patents are owned by NuChem and licensed back to us. On termination, NuChem may obtain, on commercially reasonable terms, a license of the results of the research and development that we perform on CYC381. We are responsible for prosecution, maintenance and defense of the licensed patents, including all associated costs. NuChem co-owns certain of the patents with Harvard University and Ion Pharmaceuticals and Harvard University retains certain rights to use the patents for research purposes. No warranty is given under the agreement as to the validity of the licensed patents or that ‘any of the NuChem IP can be practiced or exploited without infringing other patents.’ We are obligated to use commercially reasonable efforts to develop and commercialize the patents. The agreement extends from its commencement date to the date on which no further amounts are owing under it. The agreement may be terminated by us for convenience after September 2004 on four months’ notice, by either party if the other defaults, and by NuChem if we do not actively pursue the licensed technology. We paid NuChem an up-front fee. We agreed to make milestone and royalty payments on a country-by-country basis and to pay NuChem a portion of any sublicensing fees it receives.

We have entered into a license agreement with Johnson Matthey Pharmaceutical Materials, Inc. with respect to U.S. and European Patent Office patents as well as patent applications pending in Japan and certain other jurisdictions that claim the synthetic route for CYC381. The effective date of the agreement is September 1, 2003. These patents and applications if and when granted will expire between 2017 and 2018. The license grants us the exclusive worldwide right to manufacture and sell products under the Johnson Matthey patents. The license includes the right to sublicense. We paid an up-front fee and agreed to make minimum annual payments, including with respect to each sublicense and to pay a royalty on the net cost of goods manufactured under the license. We also agreed to give Johnson Matthey the right to bid for any contract to manufacture products under the license. The license runs for the term of the patents. We may terminate the license for convenience, and either party may terminate it for the default of the other.

Government Regulation

The U.S. Food and Drug Administration, or FDA, and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture, marketing and distribution of drugs. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our drug candidates and drugs.

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act and implementing regulations. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies, all performed in accordance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND application which must become effective before clinical trials may begin;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication;

•	submission of a new drug application, or NDA, to the FDA;

•	satisfactory completion of an FDA preapproval inspection of the manufacturing facilities at which the product is produced to assess compliance with current GMP, or cGMP, regulations; and

•	FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

This testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all. Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND, or those of our collaborators, may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the clinical trial until completed. The FDA, the IRB or the clinical trial sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice, or GCP, regulations and regulations for informed consent.

Clinical Trials:    For purposes of an NDA submission and approval, clinical trials are typically conducted in the following three sequential phases, which may overlap:

•	Phase I: The clinical trials are initially conducted in a limited population to test the drug candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients. Phase I clinical trial typically designed to evaluate the impact of the drug candidate in combination with currently approved drugs.

•	Phase II: These clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the drug candidate for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trial.

•	Phase III: These clinical trials are commonly referred to as pivotal clinical trials. If the Phase II clinical trials demonstrate that a dose range of the drug candidate is effective and has an acceptable safety profile, Phase III clinical trials are then undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites.

In some cases, the FDA may condition approval of an NDA for a drug candidate on the sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety and effectiveness after NDA approval. Such post-approval trials are typically referred to as Phase IV clinical trials.

New Drug Application.    The results of drug candidate development, preclinical testing and clinical trials are submitted to the FDA as part of an NDA. The NDA also must contain extensive manufacturing information. Once the submission has been accepted for filing, by law the FDA has 180 days to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data or an additional pivotal Phase III clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaborators do. Once issued, the FDA may withdraw a drug approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA may require further testing, including Phase IV clinical trials, and surveillance programs to monitor the effect of approved drugs which have been commercialized. The FDA has the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to a drug, including changes in indications, labeling or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.

Fast Track Designation.    The FDA’s fast track program is intended to facilitate the development and to expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new drug candidate may request the FDA to designate the drug candidate for a specific indication as a fast track drug concurrent with or after the filing of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request.

If fast track designation is obtained, the FDA may initiate review of sections of an NDA before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the time period specified in the Prescription Drug User Fees Act, which governs the time period goals the FDA has committed to reviewing an application, does not begin until the complete application is submitted. Additionally, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

In some cases, a fast track designated drug candidate may also qualify for one or more of the following programs:

•	Priority Review. Under FDA policies, a drug candidate is eligible for priority review, or review within a six-month time frame from the time a complete NDA is accepted for filing, if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. We cannot guarantee any of our drug candidates will receive a priority review designation, or if a priority designation is received, that review or approval will be faster than conventional FDA procedures, or that FDA will ultimately grant drug approval.

•	Accelerated Approval. Under the FDA’s accelerated approval regulations, the FDA is authorized to approve drug candidates that have been studied for their safety and effectiveness in treating serious or life-threatening illnesses, and that provide meaningful therapeutic benefit to patients over existing treatments based upon either a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than patient survival. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition that are substituted for measurements of observable clinical symptoms. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase IV or post-approval clinical trials to validate the surrogate endpoint or confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to validate a surrogate endpoint or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

When appropriate, we and our collaborators intend to seek fast track designation or accelerated approval for our drug candidates. We cannot predict whether any of our drug candidates will obtain a fast track or accelerated approval designation, or the ultimate impact, if any, of the fast track or the accelerated approval process on the timing or likelihood of FDA approval of any of our drug candidates.

Satisfaction of FDA regulations and requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Typically, if a drug candidate is intended to treat a chronic disease, as is the case with some of our drug candidates, safety and efficacy data must be gathered over an extended period of time. Government regulation may delay or prevent marketing of drug candidates for a considerable period of time and impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approvals for new indications for our drug candidates on a timely basis, if at all. Even if a drug candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a drug may result in restrictions on the drug or even complete withdrawal of the drug from the market. Delays in obtaining, or failures to obtain, regulatory approvals for any of our drug candidates would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

Other regulatory requirements.    Any drugs manufactured or distributed by us or our collaborators pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution, or withdraw approval of the NDA for that drug.

The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use.

Competition

The biotechnology and biopharmaceutical industries are rapidly changing and highly competitive. We are seeking to develop and market drug candidates that will compete with other products and therapies that currently exist or are being developed. Other companies are actively seeking to develop products that have disease targets similar to those we are pursuing. We face competition from many different sources, including commercial, pharmaceutical and biotechnology companies, academic institutions, government agencies and private and public research institutions. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we may develop. In addition, competitors compete in the areas of recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses.

We believe that it is currently the only company that has an orally available CDK-specific agent in Phase II clinical trials. We believe that several companies are developing drugs targeting cancer that may compete with our candidates. We believe a number of companies, including AstraZeneca, Eisai, Pfizer, Roche, Schering AG, and Sunesis are developing CDK inhibitors in early stage clinical trials in cancer patients. Although Aventis, a predecessor of Sanofi-Aventis, had previously announced that it has ceased Phase II development of alvocidib or flavopiridol, a CDK inhibitor, we believe that the National Cancer Institute’s Cancer Therapy Evaluation Program is continuing to enroll patients in a Phase II trial and that Sanofi-Aventis has reinitiated development of alvocidib in Phase III clinical trials in patients with chronic leukemia. Several pharmaceutical and biotechnology companies have nucleoside analogs on the market or in clinical trials for oncology indications, including, Eli Lilly, Genzyme, GlaxoSmithKline and Supergen. A number of companies are pursuing discovery and research activities in each of the other areas that are the subject of our research and drug development programs. We believe that AstraZeneca, Merck, jointly with Vertex, Millennium and Serono have commenced Phase II or Phase I clinical trials of Aurora kinase inhibitors in patients with advanced cancers. Several companies have reported selection of Aurora kinase inhibitor candidates for development and may have started or are expected to start clinical trials within the next twelve months. We believe that Boehringer Ingelheim and Onconova have commenced Phase I or Phase II clinical trials with Plk inhibitor candidates for oncology indications.

Employees

As of December 31, 2006, we had 58 full-time employees, comprised of 45 employees in research and development and 13 employees in management and finance and administration. From time to time, we also employ independent contractors to support our administrative organizations. We believe we have been successful in attracting skilled and experienced management and scientific personnel. Our employees are not represented by any collective bargaining agreements, and management considers relations with our employees to be good.

Web Site Access to SEC Filings/Available information

We maintain an Internet website at www.cyclacel.com; however, information found on our website is not incorporated by reference into this report. Through this site, we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (SEC). In addition, we publish on our website all reports filed under Section 16(a) of the Exchange Act by our directors, officers and 10% stockholders.

These materials are accessible via the Investor Relations section of our website within the ‘SEC Filings’ link. Some of the information is stored directly on our website, while other information can be accessed by selecting the provided link to the section on the SEC website, which contains filings for our company and its insiders.

Item 1A. Risk Factors

In analyzing our company, you should consider carefully the following risk factors, together with all of the other information included in this annual report on Form 10-K. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed above in ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ and elsewhere throughout this annual report on Form 10-K. Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

We are at an early stage of development as a company and we do not have, and may never have, any products that generate revenues.

We are at an early stage of development as a company and have a limited operating history on which to evaluate our business and prospects. Since beginning operations in 1997, we have not generated any product revenues. We currently have no products for sale and we cannot guarantee that we will ever have any marketable products. We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy for their intended uses before the Food and Drug Administration, or FDA, and other regulatory authorities in the United States, the European Union and elsewhere. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or other regulatory authorities for premarket approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. Seliciclib and sapacitabine, our most advanced drug candidates for the treatment of cancer, are currently our only drug candidates in clinical trials and we cannot be certain that the clinical development of these or any other drug candidates in preclinical testing or clinical development will be successful, that they will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to become marketable for several years, if at all.

We have a history of operating losses and we may never become profitable. Our stock is a highly speculative investment.

We have incurred operating losses in each year since beginning operations in 1997 due to costs incurred in connection with our research and development activities and general and administrative costs associated with our operations, and we may never achieve profitability. As of December 31, 2006, our accumulated deficit was $138.3 million. Our net loss from inception through December 31, 2006 was $176.4 million. Our initial drug candidates are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years, as we continue our research and development of our initial drug candidates, seek regulatory approvals and commercialize any approved drugs. If our initial drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

We will need to raise substantial additional capital to fund our operations and if we fail to obtain additional funding, we may be unable to complete the development and commercialization of our drug candidates or continue our research and development programs.

We have funded all of our operations and capital expenditures with proceeds from the issuance of public equity securities, private placements of our securities, interest on investments, government grants and research and development tax credits. In order to conduct the lengthy and expensive research, preclinical testing and clinical trials necessary to complete the development and marketing of our drug candidates, we will require substantial additional funds. Based on our current operating plans, we expect our existing resources to be sufficient to fund our planned operations for at least the next 12 months. To meet these financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities will cause our shareholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. To the extent that we raise additional funds through collaborations and licensing arrangements, we may have to relinquish valuable rights to our drug discovery and other technologies, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. Additional funding may not be available to us on favorable terms, or at all. If we are unable to obtain additional funds, we may be forced to delay or terminate our clinical trials and the development and marketing of our drug candidates.

Clinical trials are expensive, time consuming and subject to delay.

Clinical trials are expensive and complex can take many years and have uncertain outcomes. We estimate that clinical trials of our most advanced drug candidates will continue for several years, but may take significantly longer to complete. The designs used in some of our trials have not been used widely by other pharmaceutical companies. Failure can occur at any stage of the testing and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of our current or future drug candidates, including but not limited to:

•	delays in securing clinical investigators or trial sites for our clinical trials;

•	delays in obtaining institutional review board, or IRB, and other regulatory approvals to commence a clinical trial;

•	slower than anticipated rates of patient recruitment and enrollment, or reaching the targeted number of patients;

•	negative or inconclusive results from clinical trials;

•	unforeseen safety issues;

•	uncertain dosing issues;

•	introduction of new therapies or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications obsolete;

•	inability to monitor patients adequately during or after treatment or problems with investigator or patient compliance with the trial protocols;

•	inability to replicate in large controlled studies safety and efficacy data obtained from a limited number of patients in uncontrolled trials; and

•	inability or unwillingness of medical investigators to follow our clinical protocols.

If we suffer any significant delays, setbacks or negative results in, or termination of, our clinical trials, we may be unable to continue development of our drug candidates or generate revenue and our development costs could increase significantly.

Adverse events have been observed in our clinical trials and may force us to stop development of our product candidates or prevent regulatory approval of our product candidates.

Adverse or inconclusive results from our clinical trials may substantially delay, or halt entirely, any further development of our drug candidates. Many companies have failed to demonstrate the safety or effectiveness of drug candidates in later stage clinical trials notwithstanding favorable results in early stage clinical trials. Previously unforeseen and unacceptable side effects could interrupt, delay or halt clinical trials of our drug candidates and could result in the FDA or other regulatory authorities denying approval of our drug candidates. We will need to demonstrate safety and efficacy for specific indications of use, and monitor safety and compliance with clinical trial protocols throughout the development process. To date, long-term safety and efficacy has not been demonstrated in clinical trials for any of our drug candidates. Toxicity and ‘severe adverse effects’ as defined in trial protocols have been noted in preclinical and clinical trials involving certain of our drug candidates. For example, elevations of liver enzymes and decrease in potassium levels have been observed in some patients receiving our lead drug candidate, seliciclib and neutropenia was observed in patients receiving sapacitabine. In addition, we may pursue clinical trials for seliciclib in more than one indication. There is a risk that severe toxicity observed in a trial for one indication could result in the delay or suspension of all trials involving the same drug candidate. We are currently conducting Phase IIb clinical trials to test the safety and efficacy of seliciclib in the treatment of non small cell lung cancer. Independent investigators are conducting Phase I clinical trials to test the safety of sapacitabine in patients with advanced cancers. If these trials or any future trials are unsuccessful, our business and reputation could be harmed and our share price could be negatively affected.

Even if we believe the data collected from clinical trials of our drug candidates are promising with respect to safety and efficacy, such data may not be deemed sufficient by regulatory authorities to warrant product approval. Clinical data can be interpreted in different ways. Regulatory officials could interpret such data in different ways than we do which could delay, limit or prevent regulatory approval. The FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. Any failure or significant delay in completing clinical trials for our drug candidates, or in receiving regulatory approval for the commercialization of our drug candidates, may severely harm our business and reputation.

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

We face significant competition in seeking appropriate alliances. We may not be able to negotiate alliances on acceptable terms, if at all. In addition, these alliances may be unsuccessful. If we fail to create and maintain suitable alliances, we may have to limit the size or scope of, or delay, one or more of our drug development or research programs. If we elect to fund drug development or research programs on our own, we will have to increase our expenditures and will need to obtain additional funding, which may be unavailable or available only on unfavorable terms.

We are making extensive use of biomarkers, which are not scientifically validated, and our reliance on biomarker data may thus lead us to direct our resources inefficiently.

We are making extensive use of biomarkers in an effort to facilitate our drug development and to optimize our clinical trials. Biomarkers are proteins or other substances whose presence in the blood can serve as an indicator of specific cell processes. We believe that these biological markers serve a useful purpose in helping us to evaluate whether our drug candidates are having their intended effects through their assumed mechanisms, and thus enable us to identify more promising drug candidates at an early stage and to direct our resources efficiently. We also believe that biomarkers may eventually allow us to improve patient selection in connection with clinical trials and monitor patient compliance with trial protocols.

For most purposes, however, biomarkers have not been scientifically validated. If our understanding and use of biomarkers is inaccurate or flawed, or if our reliance on them is otherwise misplaced, then we will not only fail to realize any benefits from using biomarkers, but may also be led to invest time and financial resources inefficiently in attempting to develop inappropriate drug candidates. Moreover, although the FDA has issued for comment a draft guidance document on the potential use of biomarker data in clinical development, such data are not currently accepted by the FDA or other regulatory agencies in the United States, the European Union or elsewhere in applications for regulatory approval of drug candidates and there is no guarantee that such data will ever be accepted by the relevant authorities in this connection. Our biomarker data should not be interpreted as evidence of efficacy.

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

We plan to market drugs on our own, with or without a partner, that can be effectively commercialized and sold in concentrated markets that do not require a large sales force to be competitive. To achieve this goal, we will need to establish our own specialized sales force, marketing organization and supporting distribution capabilities. The development and commercialization of our drug candidates is very expensive. To the extent we elect to fund the full development of a drug candidate or the commercialization of a drug at our expense, we will need to raise substantial additional funding to:

•	fund research and development and clinical trials connected with our research;

•	fund clinical trials and seek regulatory approvals;

•	build or access manufacturing and commercialization capabilities;

•	implement additional internal control systems and infrastructure;

•	commercialize and secure coverage, payment and reimbursement of our drug candidates, if any such candidates receive regulatory approval;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire additional management and scientific personnel.

Our future funding requirements will depend on many factors, including:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	the costs and timing of seeking and obtaining regulatory approvals;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs associated with establishing sales and marketing capabilities;

•	the costs of acquiring or investing in businesses, products and technologies;

•	the effect of competing technological and market developments; and

•	the payment, other terms and timing of any strategic alliance, licensing or other arrangements that we may establish.

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

We may be unable to locate and enter into favorable agreements with third parties, which could delay or impair our ability to develop and commercialize our drug candidates and could increase our costs of development and commercialization. Dependence on collaborative arrangements or strategic alliances will subject us to a number of risks, including the risk that:

•	we may not be able to control the amount and timing of resources that our collaborators may devote to the drug candidates;

•	our collaborators may experience financial difficulties;

•	we may be required to relinquish important rights such as marketing and distribution rights;

•	business combinations or significant changes in a collaborator’s business strategy may also adversely affect a collaborator’s willingness or ability to complete our obligations under any arrangement;

•	a collaborator could independently move forward with a competing drug candidate developed either independently or in collaboration with others, including our competitors; and

•	collaborative arrangements are often terminated or allowed to expire, which would delay the development and may increase the cost of developing our drug candidates.

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

If the FDA or other regulatory agencies approve any of our drug candidates for commercial sale, or if we significantly expand our clinical trials, we will need to manufacture them in larger quantities. To date, our drug candidates have been manufactured in small quantities for preclinical testing and clinical trials and we may not be able to successfully increase the manufacturing capacity, whether in collaboration with third party manufacturers or on our own, for any of our drug candidates in a timely or economic manner, or at all. For example, the manufacture of our drug candidate sapacitabine and CYC116 require several steps and it is not known if scale up to commercial production is feasible. Significant scale-up of manufacturing may require additional validation studies, which the FDA and other regulatory bodies must review and approve. If we are unable to successfully increase the manufacturing capacity for a drug candidate whether for late stage clinical trials or for commercial sale, the drug development, regulatory approval or commercial launch of any related drugs may be delayed or there may be a shortage in supply. Even if any third party manufacturer makes improvements in the manufacturing process for our drug candidates, we may not own, or may have to share, the intellectual property rights to such innovation.

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

The clinical development, manufacturing, selling and marketing of our drug candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States, the European Union and elsewhere. These regulations also vary in important, meaningful ways from country to country. We are not permitted to market a potential drug in the United States until we receive approval of a New Drug Application, or NDA, from the FDA. We have not received an NDA approval from the FDA for any of our drug candidates.

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

Following regulatory approval of any drug candidate, we would be subject to ongoing regulatory obligations and restrictions, which may result in significant expense and limit our ability to commercialize our potential drugs.

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

In addition, the law or regulatory policies governing pharmaceuticals may change. New statutory requirements may be enacted or additional regulations may be enacted that could prevent or delay regulatory approval of our drug candidates. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or elsewhere. If we are not able to maintain regulatory compliance, it might not be permitted to market our drugs and our business could suffer.

Our applications for regulatory approval could be delayed or denied due to problems with studies conducted before we in-licensed some of our product candidates.

We currently license some of the compounds and drug candidates used in our research programs from third parties. These include sapacitabine, licensed from Sankyo Co., Ltd and CYC381 and related intellectual property, licensed from Lorus Therapeutics, Inc. Our present research involving these compounds relies upon previous research conducted by third parties over whom we had no control and before we in-licensed the drug candidates. In order to receive regulatory approval of a drug candidate, we must present all relevant data and information obtained during our research and development, including research conducted prior to our licensure of the drug candidate. Although we are not currently aware of any such problems, any problems that emerge with preclinical research and testing conducted prior to our in-licensing may affect future results or our ability to document prior research and to conduct clinical trials, which could delay, limit or prevent regulatory approval for our drug candidates.

We face intense competition and our competitors may develop drugs that are less expensive, safer, or more effective than our drug candidates.

We are engaged in a rapidly changing and highly competitive field. We are seeking to develop and market products that will compete with other products and drugs that currently exist or are being developed. We compete with companies that are developing small molecule drugs, as well as companies that have developed drugs or are developing alternative drug candidates for cancer or other serious disorders where there is abnormal cell proliferation. We believe that other companies are currently developing drugs targeting cancer that may compete with our drug candidates, including AstraZeneca, Eisai, Pfizer, Roche, Schering AG, and Sunesis. Although Aventis, a predecessor of Sanofi-Aventis, had previously announced that it has ceased Phase II development of alvocidib or flavopiridol, a CDK inhibitor, we believe that the National Cancer Institute’s Cancer Therapy Evaluation Program is continuing to enroll patients in a Phase II trial and that Sanofi-Aventis has reinitiated development of alvocidib in Phase III clinical trials in patients with chronic leukemia. Several pharmaceutical and biotechnology companies have nucleoside analogs on the market or in clinical trials for oncology indications, including Eli Lilly, Genzyme, GlaxoSmithKline and Supergen. A number of companies are pursuing discovery and research activities in each of the other areas that are the subject of our research and drug development programs. We believe that AstraZeneca, Merck, jointly with Vertex, Millennium and Serono have commenced Phase II or Phase I clinical trials of Aurora kinase inhibitors in patients with advanced cancers. Several companies have reported selection of Aurora kinase inhibitor candidates for development and may have started or are expected to start clinical trials within the next twelve months. We believe that Boehringer Ingelheim and Onconova have commenced Phase I or Phase II clinical trials with Plk inhibitor candidates for oncology indications.

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

There is uncertainty related to coverage, reimbursement and payment by healthcare providers and payors for newly approved drugs. The inability or failure to obtain coverage could affect our ability to market our future drugs and decrease our ability to generate revenue.

The availability and levels of coverage and reimbursement of newly approved drugs by healthcare providers and payors is subject to significant uncertainty. The commercial success of our drug candidates in both the U.S. and international markets is substantially dependent on whether third party coverage and reimbursement is available. The U.S. Centers for Medicare and Medicaid Services, health maintenance organizations and other third party payors in the United States, the European Union and other jurisdictions are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs and, as a result, they may not cover or provide adequate payment for our potential drugs. Our drug candidates may not be considered cost-effective and reimbursement may not be available to consumers or may not be sufficient to allow our drug candidates to be marketed on a competitive basis.

In some countries, pricing of prescription drugs is subject to government control. In such countries, pricing negotiations with governmental authorities can take three to 12 months or longer following application to the competent authorities. To obtain reimbursement or pricing approval in such countries may require conducting an additional clinical trial comparing the cost-effectiveness of the drug to other alternatives. In the United States, the Medicare Part D drug benefit to be implemented in 2006 will limit drug coverage through formularies and other cost and utilization management programs, while Medicare Part B limits drug payments to a certain percentage of average price or through restrictive payment policies of ‘least costly alternatives’ and ‘inherent reasonableness.’ Our business could be materially harmed if coverage, reimbursement or pricing is unavailable or set at unsatisfactory levels.

We may be exposed to product liability claims that may damage our reputation and may not be able to obtain adequate insurance.

Because we conduct clinical trials in humans, we face the risk that the use of our drug candidates will result in adverse effects. We believe that we have obtained reasonably adequate product liability insurance coverage for our trials. We cannot predict, however, the possible harm or side effects that may result from our clinical trials. Such claims may damage our reputation and we may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, our insurance coverage.

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

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain potential drugs, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

Our commercial success depends in large part on obtaining and maintaining patent and trade secret protection for our drug candidates, the methods used to manufacture those drug candidates and the methods for treating patients using those drug candidates. Specifically our two lead drug candidates have composition of matter patents that expire at the earliest case in 2016 and 2014. Failure to obtain, maintain or extend the patents could adversely affect our business. We will only be able to protect our drug candidates and our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

Our ability to obtain patents is uncertain because legal means afford only limited protections and may not adequately protect our rights or permit it to gain or keep any competitive advantage. Some legal principles remain unresolved and the breadth or interpretation of claims allowed in patents in the United States, the European Union or elsewhere can still be difficult to ascertain or predict. In addition, the specific content of patents and patent applications that are necessary to support and interpret patent claims is highly uncertain due to the complex nature of the relevant legal, scientific and factual issues. Changes in either patent laws or in interpretations of patent laws in the United States, the European Union or elsewhere may diminish the value of our intellectual property or narrow the scope of our patent protection. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies. In addition, we generally do not control the patent prosecution of subject matter that we license from others and have not controlled the earlier stages of the patent prosecution. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we would over our own.

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

There is a risk that we may have infringed, are infringing or will infringe the proprietary rights of third parties because patents and pending applications belonging to third parties exist in the United States, the European Union and elsewhere in the world in the areas our research explores. Others might have been the first to make the inventions covered by each of our or our licensors’ pending patent applications and issued patents and might have been the first to file patent applications for these inventions. In addition, because the patent application process can take several years to complete, there may be currently pending applications, unknown to us, which may later result in issued patents that cover the production, manufacture, commercialization or use of our drug candidates. In addition, the production, manufacture, commercialization or use of our product candidates may infringe existing patents of which we are not aware. Numerous third-party United States and foreign issued patents and pending applications exist in the area of kinases, including CDK, Aurora and Plk for which we have research programs. Because patent applications can take several years to issue, there may be pending applications that may result in issued patents that cover our technologies or product candidates. For example, some pending patent applications contain broad claims that could represent freedom to operate limitations for some of our kinase programs should they be issued unchanged. If we wish to use the technology or compound claimed in issued and unexpired patents owned by others, we will need to obtain a license from the owner, enter into litigation and/or challenge the validity of the patents or incur the risk of litigation in the event that the owner asserts that we infringe its patents. In one case we have opposed a European patent relating to human aurora kinase. We are also aware of a corresponding U.S. patent containing method of treatment claims for specific cancers using aurora kinase modulators which, if held valid, could potentially restrict the use of certain of our aurora kinase inhibitors once clinical trials are completed.

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. Defending against third party claims, including litigation in particular, would be costly and time consuming and would divert management’s attention from our business, which could lead to delays in our development or commercialization efforts. If third parties are successful in their claims, we might have to pay substantial damages or take other actions that are adverse to our business. As a result of intellectual property infringement claims, or to avoid potential claims, we might:

•	be prohibited from selling or licensing any product that we may develop unless the patent holder licenses the patent to us, which it is not required to do;

•	be required to pay substantial royalties or grant a cross license to our patents to another patent holder;

•	decide to move some of our screening work outside Europe;

•	be required to pay substantial damages for past infringement, which we may have to pay if a court determines that our product candidates or technologies infringe a competitor’s patent or other proprietary rights; or

•	be required to redesign the formulation of a drug candidate so it does not infringe, which may not be possible or could require substantial funds and time.

The development programs for our two lead drug candidates are based in part on intellectual property rights we license from others, and any termination of those licenses could seriously harm our business.

We have in-licensed certain patent rights in connection with the development programs for each of our two lead drug candidates. With respect to seliciclib, we hold a license from Centre National de Recherche Scientifique, or CNRS, and Institut Curie. With respect to sapacitabine, we hold a license from Sankyo Co., Ltd. of Japan. Both of these license agreements impose payment and other material obligations on us. Under the CNRS/Institut Curie license, we are obligated to pay license fees, milestone payments and royalties. We are also obligated to use reasonable efforts to develop and commercialize products based on the licensed patents. Under the Sankyo license, we are obligated to pay license fees, milestone payments and royalties. We are also obligated to use commercially reasonable efforts to commercialize products based on the licensed rights and to use reasonable efforts to obtain regulatory approval to sell the products in at least one country by September 2011. Although we are currently in compliance with all of our material obligations under these licenses, if we were to breach any such obligations our counterparties would be permitted to terminate the licenses. This would restrict or delay or eliminate our ability to develop and commercialize these drug candidates, which could seriously harm our business.

Intellectual property rights of third parties could adversely affect our ability to commercialize our drug candidates.

If patents issued to third parties contain valid claims that cover our compounds or their manufacture or uses relevant to our development plans, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. We are aware of several published patent applications, and understand that others may exist, that could support claims that, if granted, could cover various aspects of our developmental programs, including in some cases particular uses of our lead drug candidate, seliciclib, sapacitabine or other therapeutic candidates, or gene sequences and techniques that we use in the course of our research and development. In addition, we understand that other applications exist relating to potential uses of seliciclib and sapacitabine that are not part of our current clinical programs for these compounds. Although we intend to continue to monitor these applications, we cannot predict what claims will ultimately be allowed and if allowed what their scope would be. If a patent is issued that covers our compounds or their manufacture or uses or screening assays related to our development plans then we may not be in a position to commercialize the related drug candidate unless we successfully pursue litigation to have that patent invalidated or enter into a licensing arrangement with the patent holder. Any such litigation would be time consuming and costly, and our outcome would not be guaranteed, and we cannot be certain that we would be able to enter into a licensing arrangement with the patent holder on commercially reasonable terms. In either case, our business prospects could be materially adversely affected. In one case we have opposed a granted European patent relatetd to human aurora kinase. We are also aware of a corresponding US patent containing method of treatment claims for specific cancers using aurora kinase modulators, which if held valid, could potentially restrict the use of certain of our aurora kinase inhibitors.

We have limited experience attempting to comply with public company obligations. Attempting to comply with these requirements will increase our costs and require additional management resources, and we still may fail to comply.

As a newly public company, we face and will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. Compliance with the Sarbanes Oxley Act of 2002, as well as other rules of the SEC, the Public Company Accounting Oversight Board and The Nasdaq Global Market has resulted in a significant initial cost to us as well as an ongoing increase in our legal, audit and financial compliance costs. As a public company, we are subject to Section 404 of the Sarbanes Oxley Act relating to internal control over financial reporting. We have completed a formal process to evaluate our internal controls for purposes of Section 404, and we can conclude that our internal control over financial reporting is effective.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We have completed a formal process to evaluate our internal control over financial reporting. However, guidance from regulatory authorities in the area of internal controls continues to evolve and substantial uncertainty exists regarding our on-going ability to comply by applicable deadlines. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Our common stock may have a volatile public trading price.

An active public market for our common stock has not developed. Our stock can trade in small volumes which may make the price of our stock highly volatile. The last reported price of our stock may not represent the price at which you would be able to buy or sell the stock. The market prices for securities of companies comparable to us have been highly volatile. Often, these stocks have experienced significant price and volume fluctuations for reasons unrelated to the operating performance of the individual companies. Factors giving rise to this volatility may include:

•	disclosure of actual or potential clinical results with respect to product candidates we are developing;

•	regulatory developments in both the United States and abroad;

•	developments concerning proprietary rights, including patents and litigation matters;

•	public concern about the safety or efficacy of our product candidates or technology, or related technology, or new technologies generally;

•	concern about the safety or efficacy of our product candidates or technology, or related technology, or new technologies generally;

•	public announcements by our competitors or others; and

•	general market conditions and comments by securities analysts and investors.

Fluctuations in our operating losses could adversely affect the price of our common stock.

Our operating losses may fluctuate significantly on a quarterly basis. Some of the factors that may cause our operating losses to fluctuate on a period-to-period basis include the status of our preclinical and clinical development programs, level of expenses incurred in connection with our preclinical and clinical development programs, implementation or termination of collaboration, licensing, manufacturing or other material agreements with third parties, non-recurring revenue or expenses under any such agreement, and compliance with regulatory requirements. Period-to-period comparisons of our historical and future financial results may not be meaningful, and investors should not rely on them as an indication of future performance. Our fluctuating losses may fail to meet the expectations of securities analysts or investors. Our failure to meet these expectations may cause the price of our common stock to decline.

Anti-takeover provisions in our charter documents and provisions of Delaware law may make an acquisition more difficult and could result in the entrenchment of management.

We are incorporated in Delaware. Anti-takeover provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws may make a change in control or efforts to remove management more difficult. Also, under Delaware law, our board of directors may adopt additional anti-takeover measures.

We have the authority to issue up to 5,000,000 shares of preferred stock and to determine the terms of those shares of stock without any further action by our stockholders. If the board of directors exercises this power to issue preferred stock, it could be more difficult for a third party to acquire a majority of our outstanding voting stock and vote the stock they acquire to remove management or directors.

Our amended and restated certificate of incorporation and amended and restated bylaws also provides staggered terms for the members of our board of directors. Under Section 141 of the Delaware General Corporation Law, our directors may be removed by stockholders only for cause and only by vote of the holders of a majority of voting shares then outstanding. These provisions may prevent stockholders from replacing the entire board in a single proxy contest, making it more difficult for a third party to acquire control of us without the consent of our board of directors. These provisions could also delay the removal of management by the board of directors with or without cause. In addition, our directors may only be removed for cause and amended and restated bylaws limit the ability our stockholders to call special meetings of stockholders.

Under Section 203 of the Delaware General Corporation Law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors could use this provision to prevent changes in management. The existence of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock

Our certificate of incorporation and bylaws and certain provisions of Delaware law may delay or prevent a change in our management and make it more difficult for a third party to acquire us.

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in our board of directors and management teams. Some of these provisions:

•	authorize the issuance of preferred stock that can be created and issued by the board of directors without prior stockholder approval, commonly referred to as ‘blank check’ preferred stock, with rights senior to those of our common stock;

•	provide for the board of directors to be divided into three classes; and

•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit stockholder action by written consent.

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

Delaware law may limit our ability to pay cash dividends on the convertible preferred stock. Under Delaware law, cash dividends on our capital stock may only be paid from ‘surplus’ or, if there is no ‘surplus,’ from the corporation’s net profits for the current or preceding fiscal year. Delaware law defines ‘surplus’ as the amount by which the total assets of a corporation, after subtracting its total liabilities, exceed the corporation’s capital, as determined by its board of directors. Since we are not profitable, our ability to pay cash dividends will require the availability of adequate surplus. Even if adequate surplus is available to pay cash dividends on the convertible preferred stock, we may not have sufficient cash to pay dividends on the convertible preferred stock. If that was to happen, holders of preferred stock would be granted certain additional rights until such dividends were repaid.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

In October 2006, we entered into a five-year lease for office space of approximately 6,500 square feet in Berkeley Heights, New Jersey which is the location of our corporate headquarters.

In October 2000, we entered into a 25-year lease for our research and development facility in Dundee, Scotland. We also leased a second research facility at the Babraham Research Campus, Cambridge, England. We entered into this five-year lease in August 2005. There is an option to terminate the lease on July 31, 2007 at a cost to the Company of $104,000.

Additionally, we leased a total of approximately 52,100 square feet of space at two former Xcyte facilities. The Company leased approximately 11,600 square feet of office space in Seattle, Washington, with monthly payments of approximately $19,000. The lease on this space expired in September 2006, and we have not renewed the lease. We also lease approximately 40,500 square feet of space in Bothell, Washington, with monthly payments of approximately $80,000. The lease term on this space expires December 2010. However, activities were discontinued at the Bothell facility during the third quarter of 2005 and we are exploring options for the future of this facility.

Item 3.    Legal Proceedings

From time to time, we may be involved in routine litigation incidental to the conduct of our business. As of December 31, 2006, we were not a party to any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading March 16, 2004 and is traded on the Nasdaq Global Market. As of March 27, 2006, in connection with the name change from Xcyte Therapies, Inc. to Cyclacel Pharmaceuticals, Inc., we changed the symbol under which our common stock trades to ‘CYCC’ (previously ‘XCYT’). Our preferred stock currently trades on the Nasdaq Capital Market under the symbol ‘CYCCP’. The following table summarizes, for the periods indicated, the high and low sales prices for the common stock of Xcyte Therapies, Inc. (prior to March 27, 2006) and of Cyclacel Pharmaceuticals, Inc. after March 27, 2006), as reported by the Nasdaq Global Market, as adjusted to reflect the effect of a 1-for-10 reverse split of our common stock on March 27, 2006:

	High	Low
2006
Quarter ended March 31, 2006	$8.70	$5.60
Quarter ended June 30, 2006	$8.30	$5.50
Quarter ended September 30, 2006	$6.91	$4.35
Quarter ended December 31, 2006	$7.95	$4.31
2005
Quarter ended March 31, 2005	$29.20	$12.20
Quarter ended June 30, 2005	$14.50	$5.70
Quarter ended September 30, 2005	$7.90	$4.50
Quarter ended December 31, 2005	$7.50	$2.50

Holders of Common Stock

On March 15, 2007 we had approximately 120 registered holders of record of our common stock. On March 15, 2007, the closing sale price of our common stock as reported on the Nasdaq Global Market was $7.99 per share.

Dividends

We have never declared or paid any cash dividends on our common stock and do not currently anticipate declaring or paying any cash dividends on our outstanding shares of common stock in the foreseeable future. We are, however, required to make quarterly dividend payments on our convertible preferred stock. Our ability to pay dividends on our common stock may be limited if we fail to pay accrued dividends on our convertible preferred stock. Except for dividends we are paying on the convertible preferred stock, we currently intend to retain all of our future earnings, if any, to finance operations. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and other factors that our board of directors may deem relevant. Pursuant to the terms of our outstanding preferred stock, we currently pay dividends to the holders of our preferred stock.

Recent sales of unregistered securities

None.

Securities Authorised for Issuance Under Equity Compensation Plans

The information called for by this item is incorporated by reference from our definitive proxy statement which will be filed with the SEC within 120 days after the end of 2006 fiscal year pursuant to regulation 14A for our annual meeting to be held on May 21, 2007.

Item 6.    Selected Financial Data

This section presents our historical financial data. The statement of operations data for the years ended December 31, 2004, 2005 and 2006 and for the period from August 13, 1996 (inception) to December 31, 2006 and the balance sheet data as of December 31, 2005 and 2006 have been derived from our audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the year ended March 31, 2003 and nine months ended December 31, 2003 and the balance sheet data as of March 31, 2003, and December 31, 2003 and 2004 have been derived from our audited financial statements that are not included in this Form 10-K. Historical results are not necessarily indicative of future results.

The information contained in the following tables should be read in conjunction with ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ and the financial statements included in this Form 10-K.

	Year Ended March 31, 2003	Nine Months Ended December 31, 2003	Years ended December 31,			Period from August 13, 1996 (inception) to December 31, 2006
			2004	2005	2006
	(in thousands, except share and per share data)
Consolidated Statements of Operations:
Revenues:
Collaboration and research and development income	$1,250	$8	$102	$245	$231	$2,990
Grant income	941	504	823	111	156	3,477
	2,191	512	925	356	387	6,467
Operating expenses:
Research and development	(20,091)	(13,258)	(20,332)	(15,841)	(21,205)	(121,975)
General and administrative	(2,597)	(2,142)	(3,554)	(5,290)	(12,319)	(35,953)
Other restructuring costs	—	—	—	—	(225)	(225)
Total operating expenses	(22,688)	(15,400)	(23,886)	(21,131)	(33,749)	(158,153)
Operating loss	(20,497)	(14,888)	(22,961)	(20,775)	(33,362)	(151,686)
Interest and other income (expense)	558	(1,575)	(2,237)	827	1,859	926
Loss before taxes	(19,939)	(16,463)	(25,198)	(19,948)	(31,503)	(150,760)
Income tax benefit	4,397	1,486	2,456	1,900	2,245	12,484
Net loss	(15,542)	(14,977)	(22,742)	(18,048)	(29,258)	(138,276)
Dividends on preferred shares	(4,654)	(4,425)	(11,053)	(11,876)	(2,827)	(38,123)
Net loss applicable to ordinary shareholders	$(20,196)	$(19,402)	$(33,795)	$(29,924)	$(32,085)	$(176,399)
Net loss per share – basic and diluted	$(22.01)	$(11.31)	$(5.10)	$(4.50)	$(2.40)
Weighted average shares used to compute basic and diluted earnings per share	917,555	1,715,807	6,627,831	6,656,732	13,390,933

	As of March 31, 2003	As of December 31,
		2003	2004	2005	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$16,558	$4,335	$7,766	$3,117	$44,238
Short-term investments	1,575	29,345	15,152	10,690	9,764
Working capital	17,948	34,383	20,909	2,152	50,244
Total assets	26,881	42,800	31,176	19,071	63,276
Long-term debt, net of current portion	(184)	(495)	(368)	(78)	(1,436)
Preferred ordinary ‘C’ shares	(53,851)	—	—	—	—
Total stockholders’ equity (deficit)	(32,147)	37,648	23,953	4,119	53,919

In connection with the stock purchase agreement Cyclacel Limited was considered to be the acquiring company for accounting purposes. Accordingly, the assets and liabilities of Xcyte were recorded, as of the date of the business combination, at their respective fair values and added to those of Cyclacel Limited. The results of the operations and balance sheet data for 2006 reflect the results of the combined companies from March 28, 2006 through December 31, 2006. Additionally, the historical results of operations and balance sheet data shown for comparative purposes in this Form 10-K reflect those of Cyclacel Limited prior to the reverse merger.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain statements that may be deemed ‘forward-looking statements’ within the meaning of United States securities laws. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Factors that could cause results to differ materially from those projected or implied in the forward looking statements are set forth in this Annual Report on Form 10-K for the year ended December 31, 2006 under the caption ‘Item 1A — Risk factors’.

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

We are advancing three of our anticancer drug candidates, seliciclib, sapacitabine and CYC116 through in-house research and development activities. We have worldwide rights to commercialize seliciclib, sapacitabine and CYC116 and our business strategy is to enter into selective partnership arrangements with these programs. We are also progressing further novel drug series, principally for cancer, which are at earlier stages. Taken together, our pipeline covers all four phases of the cell cycle, which we believe will improve the chances of successfully developing and commercializing novel drugs that work on their own or in combination with approved conventional chemotherapies or with other targeted drugs to treat human cancers.

Our corporate headquarters is located in Berkeley Heights, New Jersey, with our main research facility located in Dundee, Scotland, and a second research facility located in Cambridge, England.

From our inception in 1996 through December 31, 2006, we have devoted substantially all our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of December 31, 2006, our accumulated deficit during the development stage was $138.3 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical, pre-clinical and other drugs currently in development. Our operating expenses comprise research and development expenses and general and administrative expenses.

To date, we have not generated any product revenue but have financed our operations and internal growth through private placements, licensing revenue, interest on investments, government grants and research and development tax credits. We have received proceeds from the issuances of equity interests of $133.5    million, net of issuance costs, from inception through December 31, 2006 which includes $42.6 million raised through the private placement of common stock and warrants in the second quarter of 2006. Our revenue has consisted of collaboration and grant revenue. We have recognized revenues from inception through December 31, 2006 of $6.5 million of which $3.0 million is derived from fees under collaborative agreements and $3.5 million of grant revenue from various United Kingdom government grant awards. We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue for the foreseeable future. We have also recognized amounts receivable from H.M. Revenue & Customs of $12.5 million for research and development tax credits since inception.

Results of Operations

As explained in the Notes to Consolidated Financial Statements — Basis of Presentation, in connection with the stock purchase agreement, Cyclacel Limited was considered to be the acquiring company for accounting purposes. Accordingly, the assets and liabilities of Xcyte were recorded, as of March 27, 2006, at their respective fair values and added to those of Cyclacel Limited. The results of operations and balance sheet data for 2006 reflect the results of the combined companies from March 28, 2006 through December 31, 2006. Additionally, the historical results of operations and balance sheet data shown for comparative purposes in this Form 10-K reflect those of Cyclacel Limited prior to the reverse acquisition.

Years ended December 31, 2005 and 2006 compared to years ended December 31, 2004 and 2005, respectively

Revenues

The following table summarizes the components of our revenues for the years December 31, 2004, 2005 and 2006:

	Years ended December 31,			$ Differences		% Differences
	2004	2005	2006	2004 to 2005	2005 to 2006	2004 to 2005	2005 to 2006
	(in thousands)
Collaboration and research and development revenue	$102	$245	$231	$143	$(14)	140.2%	(5.7)%
Grant revenue	823	111	156	(712)	45	(86.5)%	40.5%
Total revenue	$925	$356	$387	$(569)	$31	(61.5)%	8.7%

Collaboration and research and development revenue is derived from several agreements under which the Company provides compounds for evaluation for an agreed consideration.

Grant revenue is recognized as we incur and pay for qualifying costs and services under the applicable grant. Grant revenue is primarily derived from various United Kingdom government grant awards. During the years ended December 31, 2005 and 2006 two of those grants were fully paid.

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

The following table provides information with respect to our research and development expenditure for the years ended December 31, 2004, 2005 and 2006:

	Years ended			$ Differences		% Differences
	2004	2005	2006	2004 to 2005	2005 to 2006	2004 to 2005	2005 to 2006
	(in thousands)
Seliciclib	$6,626	$4,777	$3,126	$(1,849)	$(1,651)	(27.9)%	(34.6)%
Sapacitabine	2,069	2,236	1,841	167	(395)	8.1%	(17.7)%
CYC116	2,321	5,397	6,712	3,076	1,315	132.5%	24.4%
Other costs related to research and development programs, management and exploratory research	9,316	3,431	9,526	(5,885)	6,095	(63.2)%	177.6%
Total research and development expenses	$20,332	$15,841	$21,205	$(4,491)	$5,364	(22.1)%	33..9%

Research and development expenses represented 85.1%, 75.0% and 62.8% of our operating expenses for the years ended December 31, 2004, 2005 and 2006.

Fiscal 2006 as compared to fiscal 2005.    Research and development costs increased 33.9% or $5.4 million from $15.8 million in the year ended December 31, 2005 to $21.2 million in the year ended December 31, 2006. The overall increase primarily relates to an increase in the charge for stock-based compensation of $6.5 million offset by the effects of the phasing of our clinical trials with the completion stages of Phase IIa clinical trials of seliciclib in 2005 followed by a period of reduced spending prior to the start of the Phase IIb trial in the second quarter of 2006. Expenditure increased gradually as our efforts focused on initiating the recruited sites for the Phase IIb trials during the second half of 2006 together with an increase in research and development expenditure on CYC116 as activities focused on IND-directed studies on this program culminating in the filing of the IND as scheduled in December 2006.

Fiscal 2005 as compared to fiscal 2004.    Research and development costs decreased 22.1% or $4.5 million from $20.3 million in the year ended December 31, 2004 to $15.8 million in the year ended

December 31, 2005. The decrease reflects the completion of Phase IIa clinical trials of Seliciclib in 2005 and a deliberate strategy to reduce expenses and focus resources on oncology development programs during fiscal 2005.

Stock-based compensation attributable to research and development was an expense of $0.3 million, a credit of $0.3 million and an expense of $6.2 million for the years ended December 31, 2004, 2005 and 2006, respectively. Stock-based compensation is discussed below in greater detail.

The future

We plan to increase our investment in our research and development programs to further enhance our clinical and regulatory capabilities to allow us to advance the development of our drug candidates.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the years ended December 31, 2004, 2005 and 2006:

	Years ended			$ Differences		% Differences
	2004	2005	2006	2004 to 2005	2005 to 2006	2004 to 2005	2005 to 2006
	(in thousands)
Total general and administrative expenses	$3,554	$5,290	$12,319	$1,736	$7,029	48.9%	132.9%

Total general and administrative expenses represented 14.9%, 25.0% and 36.5% of our operating expenses for the years ended December 31, 2004, 2005 and 2006, respectively.

Fiscal 2006 as compared to fiscal 2005.    General and administrative expenditure increased 132.9% or $7.0 million from $5.3 million in the year ended December 31, 2005 to $12.3 million in the year ended December 31, 2006. The increase arises primarily from the new combined business entity and our increased costs of operating as a public company and increased compensation and benefit expenses. The charge for stock-based compensation increased $3.4 mllion in the year ended December 31, 2006 compared to the same period in 2005. Salary and benefit expense increased by $1.4 million in the year ended December 31, 2006 compared with the same period in 2005. This increase was due primarily to the incorporation of payroll costs of remaining support staff of Xcyte as of March 28, 2006, increased bonus payments and United Kingdom payroll taxes incurred in connection with the issue of Group Preferred D shares to certain directors and officers in March 2006 prior to the Stock Purchase. Regulatory, corporate and advisors costs together with insurances have increased $1.2 million, of which approximately $0.2 million relates to compliance costs of Section 404 of the Sarbanes Oxley Act, in the year ended December 31, 2006 compared with the same period in 2005. Rental and maintenance of the Seattle office and Bothell manufacturing facilities together with our corporate head quarters in New Jersey have given rise to $0.7 million of additional costs in the year ended December 31, 2006. There were no comparable expenses recognized in the year ended December 31, 2005.

Fiscal 2005 as compared to fiscal 2004.    General and administrative expenditure increased 48.9% or $1.7 million from $3.6 million in the year ended December 31, 2004 to $5.3 million in the year ended December 31, 2005. This increase was primarily due to increased intellectual property maintenance fees and other related costs of $0.5 million and costs related to financing activities of $0.9 million.

Stock-based compensation related to general and administrative expense for the years ended December 31, 2004, 2005 and 2006 was Nil, Nil and $3.4 million, respectively. Stock-based compensation is discussed below in greater detail.

The future

As a public company, we operate in an increasingly demanding regulatory environment that requires us to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, or SEC, and the Nasdaq Global Market for our common stock and Nasdaq

Capital Market for our preferred stock, including those related to expanded disclosures, accelerated reporting requirements and more complex accounting rules. We expect that our general and administrative expenses will continue to increase in subsequent periods due to these requirements.

Stock-based compensation expenses

We adopted SFAS 123R on January 1, 2006. Previously we recognized stock-based compensation in accordance with the provisions of APB No. 25. Prior period figures have not been restated and therefore are not comparable to the current year presentation. Stock-based compensation expenses includes charges/(credits) related to options issued to employees, directors and non-employees.

The following table summarizes the components of our stock-based compensation for the years ended December 31, 2004, 2005 and 2006:

	Years ended			$ Differences		% Differences
	2004	2005	2006	2004 to 2005	2005 to 2006	2004 to 2005	2005 to 2006
	(in thousands)
Research and development related	$291	$(295)	$6,230	$(586)	$6,525	(201.4)%	2,211.9%
General and administrative related	(12)	(39)	3,370	(27)	3,409	225.0%	8,741.0%
Total stock based compensation	$279	$(334)	$9,600	$(613)	$9,934	(219.7)%	2,974.3%

For the years ended December 31 2004 and 2005 we recognized a stock-based compensation charge of $0.3 million and a credit of $0.3 million, respectively. The credits recognized arose from an up-date of the market value of the underlying common stock under APB No. 25.

As required by the provisions of SFAS 123R we recorded a stock-based compensation charge of $9.6 million in the year ended December 31, 2006. The stock-based compensation charge is comprised of (i) $5.2 million related to restricted stock granted to certain employees and directors (ii) $1.8 million due to the acceleration of vesting of options due to the Stock Purchase and (iii) $2.6 million relating to the options granted in the second, third and fourth quarters of 2006 under the 2006 Plan. In the second quarter of 2006, we granted 829,079 stock options under the 2006 Plans, of which two-thirds were fully vested on grant. The remaining unvested options will become fully vested by June 13, 2007. In the third quarter of 2006, we granted 16,667 stock options under the 2006 Plans which vest rateably over three years to August 1, 2009. In the fourth quarter of 2006 we granted 488,333 stock options under the 2006 Plans of which 8,333 vest rateably over three years to October 31, 2009, 40,000 vest rateably over four years to October 31, 2010, 390,000 of which one-quarter vest on the first anniversary of date of grant with the balance vesting rateably over three years to December 21, 2010, and 50,000 which will become fully vested on December 31, 2007, approximately 12 months following the date of grant.

The future

We may from time to time continue to grant options or other stock-based awards, to our employees, directors and, as appropriate, to non-employee service providers, which will result in an expense. In addition, previously-granted options will continue to vest in accordance with their terms. The total fair value of all options granted under the 2006 Plans is $5,732,000. In respect of these options, $3,132,000 of compensation expense has not been recognized at December 31, 2006.

Restructuring charge

The following table summarizes the restructuring charges for years ended December 31, 2004, 2005 and 2006:

	Years ended			$ Differences		% Differences
	2004	2005	2006	2004 to 2005	2005 to 2006	2004 to 2005	2005 to 2006
	(in thousands)
Total restructuring charge	$—	$—	$225	$—	$225	0.0%	100.0%

In March 2006, the Company assumed an accrued restructuring liability in relation to the Bothell manufacturing facility, calculated as the net present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses. In September 2006, the Company entered into an Exclusive Subleasing Agency Agreement in an attempt to achieve the successful sublet of the facility. As a result of the agreement, we recorded an additional provision in the third quarter of 2006 of $225,000 in recognition of commissions payable upon successful conclusion of a sublease agreement. No such restructuring expense was recognized in the years ended December 31, 2004 and 2005.

Future

As at December 31, 2006, the restructuring liability associated with exiting the Bothell facility was $2.3 million accounting for the estimated fair value of the remaining lease payments, net of estimated sub-lease income. The restructuring liability is subject to a variety of assumptions and estimates. We review these assumptions and estimates on a quarterly basis and will adjust the accrual if necessary. These changes can be material.

Other income (expense)

Other income (expense) is comprised of costs associated with an aborted IPO in 2004, the change in valuation of the derivative, interest income and interest expense. The following table summarizes the other income (expense) for years ended December 31, 2004, 2005 and 2006:

	Years ended			$ Differences		% Differences
	2004	2005	2006	2004 to 2005	2005 to 2006	2004 to 2005	2005 to 2006
	(in thousands)
Costs associated with aborted 2004 IPO	$(3,550)	$—	$—	$3,550	$—	100.0%	—
Change in valuation of derivative	—	—	(215)	—	(215)	—	(100.0)%
Interest income	1,425	887	2,328	(538)	1,441	(37.8)%	162.5%
Interest expense	(112)	(60)	(254)	52	(194)	46.4%	(323.3)%
Total other income (expense)	$(2,237)	$827	$1,859	$3,064	$1,032	137.0%	124.8%

The change in the derivative value of $215,000 in 2006 is associated with the dividend make-whole payment on our outstanding convertible exchangeable preferred stock. No such derivative valuation expense was recognized in the years ended December 31, 2004 and 2005.

Fiscal 2006 as compared to fiscal 2005.    The increase in interest income from $0.9 million in 2005 to $2.3 million in 2006 is primarily attributable to higher average balance of cash and cash equivalents and short-term investments in 2006 following receipt of $42.6 million being the net proceeds of our private placement in the second quarter and the $21.1 million of cash and cash equivalents and short-term investments assumed on the Stock Purchase. The increase in interest expense to $0.3 million in 2006 as compared to $60,000 in 2005 resulted primarily from accretion expense associated with the Bothell lease restructuring provision. During the year ended December 31, 2006 we recognized accretion expense of $0.2 million. No such accretion expense was recognized in the years ended December 31, 2004 and 2005.

Fiscal 2005 as compared to fiscal 2004.    The decrease in interest income from $1.4 million in 2004 to $0.9 million in 2005 is primarily attributable to reducing average balance of cash and cash equivalents and short-term investments in 2005.

The future

The valuation of the dividend make-whole payment will continue to be re-measured at the end of each reporting period. The valuation of the derivative is dependent upon many factors, including estimated market volatility, and may fluctuate significantly, which may have a significant impact on our statement of operations.

A further accretion expense of approximately $0.3 million associated with the Bothell lease restructuring charge will be recognized over the remaining life of the lease through November 2010.

Income tax benefit

Credit is taken for research and development tax credits, which are claimed from the United Kingdom’s taxation and customs authority, in respect of qualifying research and development costs incurred.

The following table summarizes research and development tax credits for the years ended December 31, 2004, 2005 and 2006:

	Years ended			$ Differences		% Differences
	2004	2005	2006	2004 to 2005	2005 to 2006	2004 to 2005	2005 to 2006
(in thousands)
Total income tax benefit	$2,456	$1,900	$2,245	$(556)	$345	(22.6)%	18.2%

Fiscal 2006 as compared to fiscal 2005.    Research and development tax credits recoverable increased 18.2% or $0.3 million from $1.9 million in 2005 to $2.2 million in 2006. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year but restricted to income taxes paid by the Company in that same year. This increase was a reflection of the increased income taxes available to recover from the taxes paid in connection with the issue of Group Preferred D shares to certain directors and officers in March 2006, prior to the Stock Purchase.

Fiscal 2005 as compared to fiscal 2004.    Research and development tax credits recoverable fell 22.6% or $0.6 million from $2.5 million in 2004 to $1.9 million in 2005. This decrease was a reflection of a reduced level of qualifying research and development expenditure in the year ended December 31, 2005 combined with a decrease in income taxes available for recovery.

Future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as December 31, 2005 and 2006:

	December 31, 2005	December 31, 2006	$ Difference	% Difference
	(in thousands)
Cash and cash equivalents	$3,117	$44,238	$41,121	1,319.3%
Short-term investments, available for sale	10,690	9,764	(926)	(8.7)%
Total cash and cash equivalents and short-term investments, available for sale	$13,807	$54,002	$40,195	291.1%
Current assets	$17,026	$58,165	$41,139	241.6%
Current liabilities	14,874	7,921	(6,953)	(46.8)%
Working capital	$2,152	$50,244	$48,092	2,234.8%

Since our inception, we have not generated any significant product revenue and have relied primarily on the proceeds from sales of equity and preferred securities to finance our operations and internal growth. Additional funding has come through interest on investments, licensing revenue, government grants and research and development tax credits. We have incurred significant losses since our inception. As of December 31, 2006, we had an accumulated deficit of $138.3 million.

We believe that existing funds together with cash generated from operations and financing are sufficient to satisfy our planned working capital, capital expenditures, debt service and other financial commitments through to at least the next 12 months.

At December 31, 2005, we had cash and cash equivalents and short-term investments of $13.8 million as compared with $54.0 million at December 31, 2006. This higher balance at December 31, 2006 was primarily due to the receipt of net proceeds of $42.6 million from the private placement, $21.1 million of cash and cash equivalents and short-term investments assumed on completion of the Stock Purchase and $9.2 million received from our former parent company, described below.

On July 28, 2005, Cyclacel Group plc (‘Group’) signed a convertible Loan Note Instrument constituting convertible unsecured loan notes. On July, 28, 2005, it entered into a Facility Agreement with Scottish Enterprise, as lender, whereby Scottish Enterprise subscribed for £5 million (approximately $9 million) of the convertible loan notes. Upon the completion of the Stock Purchase, the convertible loan notes held by Scottish Enterprise converted into 1,231,527 preferred D shares in satisfaction of all amounts owed by Group under the convertible loan notes. The number of preferred D shares that Scottish Enterprise received was calculated by dividing the principal amount outstanding under the loan note by £4.06. Scottish Enterprise retains the ability it had under the Facility Agreement to receive a cash payment should the research operations in Scotland be significantly reduced. However, Cyclacel has guaranteed the amount potentially due to Scottish Enterprise which would be calculated as a maximum of approximately $9 million (£5 million) less the market value of the shares held (or would have held in the event they dispose of any shares) by Scottish Enterprise at the time of any significant reduction in research facilities during the period ending on July 28, 2010.

Cyclacel was also a party to a long-term debt instrument, a government loan of $441,000 that accrued interest at 5% per annum, and this loan was wholly repaid in November 2005.

The following is a summary of our contractual obligations and other commitments relating to our facilities, equipment leases and purchases as at December 31, 2006, and the effect such obligations could have on our liquidity:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Capital lease obligations	$89	$89	$—	$—	$—
Operating lease obligations	9,596	2,140	4,328	2,617	511
Purchase obligations	1,215	1,215	—	—	—
Total	$10,900	$3,444	$4,328	$2,617	$511

We also currently have a number of contractual arrangements with our partners under which milestone payments totaling $23.4 million would be payable subject to achievement of all the specific contractual milestones and our decision to continue with these projects. Under these contractual arrangements, we make annual payments that do not and will not exceed $0.1 million.

Cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2004, 2005 and 2006, is summarized as follows:

	Year ended December 31,
	2004	2005	2006
	(in thousands)
Net cash used in operating activities	$(19,633)	$(15,141)	$(20,172)
Net cash provided by investing activities	$15,617	$2,745	$3,911
Net cash provided by financing activities	$6,937	$8,354	$57,400

Fiscal 2006 as compared to fiscal 2005.    Net cash used in operating activities increased $5.1 million, from $15.1 million in 2005 to $20.2 million in 2006. Net cash used in operating activities during 2006 of $20.2 million resulted primarily from our net loss of $29.3 million. Net cash provided by investing activities increased $1.2 million, from $2.7 million in 2005 to $3.9 million in 2006. Net cash provided by investing activities resulted primarily from the sale and maturity of short-term investments, the proceeds of which were used to fund our operating activities. Net cash provided by financing activities increased

$49.1 million, from $8.3 million in 2005 to $57.4 million in 2006. During 2006 the net cash provided by financing activities related primarily to proceeds received from the private placement of $42.6 million and the $17.9 million of cash and cash equivalents assumed on the Stock Purchase offset by payment of our preferred stock dividend of $0.9 million, costs associated with the Stock Purchase of $2.0 million and the payment of capital lease obligations of $0.3 million.

Fiscal 2005 as compared to fiscal 2004.    Net cash used in operating activities decreased $4.5 million, from $19.6 million in 2004 to $15.1 million in 2005. Net cash used in operating activities during 2005 of $15.1 million resulted primarily from our net loss of $18.0 million. Net cash provided by investing activities decreased $12.9 million, from $15.6 million in 2004 to $2.7 million in 2005. Net cash provided by investing activities resulted primarily from the sale and maturity of our short-term investments, the proceeds of which were used to fund our operating activities. Net cash provided by financing activities increased $1.5 million, from $6.9 million in 2004 to $8.4 million in 2005.

During the year ended December 31, 2005, the net cash provided by financing activities related to $9.2 million received from our former parent company, described above, offset by payment of capital lease obligations.

Capital spending is vital to our research and development initiatives and to maintain our operational capabilities. During the years ended December 31, 2005 and 2006 we used cash of $0.3 million in 2005 to develop our research facilities in Cambridge, England, and $0.7 million in 2006 to refurbish our new corporate offices in New Jersey and to acquire smaller, but key items, of research and development equipment and replacement items essential to support our information technology function.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a product candidate has been approved by the FDA or similar regulatory agencies in other countries and successfully commercialized. We currently anticipate that our cash, cash equivalents, marketable securities and proceeds from the private placement will be sufficient to fund our operations at least through the next 12 months. However, we will need to raise substantial additional funds to continue our operations beyond such time. We cannot be certain that any of our programs will be successful or that we will be able to raise sufficient funds to complete the development and commercialize any of our product candidates currently in development, should they succeed. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs. In addition, we may have to partner one or more of our product candidate programs at an earlier stage of development, which would lower the economic value of those programs to us.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest Rate Risk

Our short-term investments as of December 31, 2006 consisted of $1.8 million in corporate bonds and $7.9 million in federal agency obligations with contractual maturities of one year or less. Due to the short-term nature of our investments, we believe that our exposure to market interest rate fluctuations is minimal. The corporate bonds in which we invest are rated ‘A‘ or better by both Moody’s and Standard and Poor’s. Our cash and cash equivalents are held primarily in highly liquid money market accounts. A hypothetical 10% change in short-term interest rates from those in effect at December 31, 2006 would not have a significant impact on our financial position or our expected results of operations. We do not currently hold any derivative financial instruments with interest rate risk.

Foreign Currency Risk

We are exposed to foreign currency rate fluctuations related to the operation of our subsidiary in the United Kingdom. At the end of each reporting period, income and expenses of the subsidiary are remeasured into U.S. dollars using the average currency rate in effect for the period and assets and liabilities are remeasured into U.S. dollars using either historical rates or the exchange rate in effect at the end of the period. We currently do not engage in foreign currency hedging; however, we have entered into certain contracts denominated in foreign currencies and, therefore, we are subject to currency exchange risks. As of December 31, 2006 differences on foreign currency translation of $416,000 are shown as a movement in other comprehensive income. In the year ended December 31, 2006 exchange rate differences of $43,000 were charged in the statements of operations.

Derivatives Valuation Risk

The Company’s convertible exchangeable preferred stock issued in November 2004 remained in place following completion of the Stock Purchase. The terms of the convertible preferred stock include a dividend make-whole payment feature. This feature is considered to be an embedded derivative and was valued on the balance sheet at $1.1 million at December 31, 2006. As the fair value of this derivative may fluctuate significantly from period to period, the resulting change in valuation may have a significant impact on our results of operations. Please refer to note 12 of the notes to the consolidated financial statements for further details.

Item 8.    Financial Statements and Supplementary Data

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Cyclacel Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Cyclacel Pharmaceuticals, Inc. (a development stage company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and the period from August 13, 1996 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cyclacel Pharmaceuticals, Inc.(a development stage company) at December 31, 2006 and 2005, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2006 and for the period from August 13, 1996 (inception) to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R ‘Shared-Based Payment’.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cyclacel Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

London, England

March 16, 2007

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2006
	$000	$000
ASSETS
Current assets:
Cash and cash equivalents	3,117	44,238
Short-term investments	10,690	9,764
Prepaid expenses and other current assets	3,219	4,163
Total current assets	17,026	58,165
Property, plant and equipment (net)	2,045	2,121
Deposits and other assets	—	241
Goodwill	—	2,749
Total assets	19,071	63,276
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	2,159	2,175
Amounts due to Cyclacel Group plc	10,467	—
Accrued liabilities	1,869	3,324
Other current liabilities	128	290
Derivative liability	—	1,135
Current portion of other accrued restructuring charges	—	908
Current portion of equipment financing	251	89
Total current liabilities	14,874	7,921
Other accrued restructuring charges, net of current	—	1,436
Equipment financing, net of current	78	—
Total liabilities	14,952	9,357
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; Nil and 5,000,000 shares authorized at December 31, 2005 and 2006, respectively; Nil and 2,046,813 shares issued and outstanding at December 31, 2005 and 2006, respectively. Aggregate preference in liquidation of $Nil and $20,673,000 at December 31, 2005 and 2006, respectively	—	2
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2005 and 2006, respectively; 6,656,732 and 16,157,953 shares issued and outstanding at December 31, 2005 and 2006, respectively	7	16
Additional paid in capital	116,088	194,714
Accumulated other comprehensive loss	(2,958)	(2,537)
Deficit accumulated during the development stage	(109,018	(138,276)
Total stockholders’ equity	4,119	53,919
Total liabilities and stockholders’ equity	19,071	63,276

See accompanying notes

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2004	Year ended December 31, 2005	Year ended December 31, 2006	Period from August 13, 1996 (inception) to December 31, 2006
	$000, except per share and share amounts
Revenues:
Collaboration and research and development revenue	102	245	231	2,990
Grant revenue	823	111	156	3,477
	925	356	387	6,467
Operating expenses:(1)
Research and development	(20,332)	(15,841)	(21,205)	(121,975)
General and administrative	(3,554)	(5,290)	(12,319)	(35,953)
Other restructuring costs	—	—	(225)	(225)
Total operating expenses	(23,886)	(21,131)	(33,749)	(158,153)
Operating loss	(22,961)	(20,775)	(33,362)	(151,686)
Other income (expense):
Costs associated with aborted 2004 IPO	(3,550)	—	—	(3,550)
Change in valuation of derivative	—	—	(215)	(215)
Interest income	1,425	887	2,328	8,607
Interest expense	(112)	(60)	(254)	(3,916)
Total other income (expense)	(2,237)	827	1,859	926
Loss before taxes	(25,198)	(19,948)	(31,503)	(150,760)
Income tax benefit	2,456	1,900	2,245	12,484
Net loss	(22,742)	(18,048)	(29,258)	(138,276)
Dividends on Preferred Ordinary shares	(11,053)	(11,876)	(2,827)	(38,123)
Net loss applicable to Ordinary shareholders	(33,795)	(29,924)	(32,085)	(176,399)
Net loss per share – basic and diluted	$(5.10)	$(4.50)	$(2.40)
Weighted average Ordinary shares outstanding	6,627,831	6,656,732	13,390,933

(1)	Amounts include stock-based compensation, consisting of stock-based compensation expense, the amortization of deferred stock-based compensation and the value of options issued to non-employees for services rendered, allocated as follows:

	Year ended December 31, 2004	Year ended December 31, 2005	Year ended December 31, 2006	Period from August 13, 1996 (inception) to December 31, 2006
	$000
Research and development	291	(295)	6,230	8,096
General administrative	(12)	(39)	3,370	4,057
	279	(334)	9,600	12,153

See accompanying notes

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional paid-in capital $000	Accumulated other comprehensive income/(loss) $000	Deferred compensation $000	Deficit accumulated during development stage $000	Total $000
	No.	$000	No.	$000
On incorporation,	—	—	—	—	—	—	—	—	—
Issue of shares for cash	—	—	—	—	1	—	—	—	1
Translation adjustment	—	—	—	—	—	(4)	—	—	(4)
Loss for the period	—	—	—	—	—	—	—	(290)	(290)
Comprehensive loss for the period	—	—	—	—	—	—	—	—	(294)
Balance at March 31, 1997	—	—	—	—	1	(4)	—	(290)	(293)
Issue of shares for cash, net of issuance costs	—	—	266,778	—	4,217	—	—	—	4,217
Issue of shares for IP rights agreement	—	—	—	—	262	—	—	—	262
Deferred stock-based compensation	—	—	—	—	2,002	—	(2,002)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	302	—	302
Translation adjustment	—	—	—	—	—	55	—	—	55
Loss for the year	—	—	—	—	—	—	—	(2,534)	(2,534)
Comprehensive loss for the year	—	—	—	—	—	—	—	—	(2,479)
Balance at March 31, 1998	—	—	266,778	—	6,482	51	(1,700)	(2,824)	2,009
Amortization of deferred stock-based compensation	—	—	—	—	—	—	406	—	406
Translation adjustment	—	—	—	—	—	11	—	—	11
Loss for the year	—	—	—	—	—	—	—	(3,964)	(3,964)
Comprehensive loss for the year	—	—	—	—	—	—	—	—	(3,953)
Balance at March 31, 1999	—	—	266,778	—	6,482	62	(1,294)	(6,788)	(1,538)

See accompanying notes

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (contd)

	Preferred Stock		Common Stock		Additional paid-in capital $000	Accumulated other comprehensive income/(loss) $000	Deferred compensation $000	Deficit accumulated during development stage $000	Total $000
	No.	$000	No.	$000
Issue of shares for cash, net of issuance costs	—	—	538,889	1	12,716	—	—	—	12,717
Issue of shares on conversion of bridging loan	—	—	90,602	—	1,638	—	—	—	1,638
Issue of shares in lieu of cash bonus	—	—	9,060	—	164	—	—	—	164
Issue of shares for research & development agreement	—	—	—	—	409	—	—	—	409
Exercise of share options	—	—	2,265	—	40	—	—	—	40
Deferred stock-based compensation	—	—	—	—	167	—	(167)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	433	—	433
Translation adjustment	—	—	—	—	—	(194)	—	—	(194)
Loss for the year	—	—	—	—	—	—	—	(5,686)	(5,686)
Comprehensive loss for the year	—	—	—	—	—	—	—	—	(5,880)
Balance at March 31, 2000			907,594	1	21,616	(132)	(1,028)	(12,474)	7,983
Deferred stock-based compensation	—	—	—	—	294	—	(294)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	275	—	275
Translation adjustment	—	—	—	—	—	(466)	—	—	(466)
Loss for the year	—	—	—	—	—	—	—	(10,382)	(10,382)
Comprehensive loss for the year	—	—	—	—	—	—	—	—	(10,848)
Balance at March 31, 2001	—	—	907,594	1	21,910	(598)	(1,047)	(22,856)	(2,590)

See accompanying notes

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (contd)

	Preferred Stock		Common Stock		Additional paid-in capital $000	Accumulated other comprehensive income/(loss) $000	Deferred compensation $000	Deficit accumulated during development stage $000	Total $000
	No.	$000	No.	$000
Issue of shares for cash, net of issuance costs	—	—	5,451	—	—	—	—	—	—
Exercise of share options for cash	—	—	—	—	106	—	—	—	106
Issue of shares for licence agreement	—	—	4,510	—	183	—	—	—	183
Fair value of warrants issued to shareholders	—	—	—	—	1,215	—	—	—	1,215
Deferred stock-based compensation	—	—	—	—	363	—	(363)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	672	—	672
Translation adjustment	—	—	—	—	—	191	—	—	191
Loss for the year	—	—	—	—	—	—	—	(14,853)	(14,853)
Comprehensive loss for the year	—	—	—	—	—	—	—	—	(14,662)
Balance at March 31, 2002	—	—	917,555	1	23,777	(407)	(738)	(37,709)	(15,076)
Exercise of share options for cash	—	—	—	—	12	—	—	—	12
Deferred stock-based compensation	—	—	—	—	(84)	—	84	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	305	—	305
Translation adjustment	—	—	—	—	—	(1,846)	—	—	(1,846)
Loss for the year	—	—	—	—	—	—	—	(15,542)	(15,542)
Comprehensive loss for the year	—	—	—	—	—	—	—	—	(17,388)
Balance at March 31, 2003	—	—	917,555	1	23,705	(2,253)	(349)	(53,251)	(32,147)

See accompanying notes

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (contd)

	Preferred Stock		Common Stock		Additional paid-in capital $000	Accumulated other comprehensive income/(loss) $000	Deferred compensation $000	Deficit accumulated during development stage $000	Total $000
	No.	$000	No.	$000
Issue of shares for cash, net of issuance costs	—	—	1,510,288	1	27,634	—	—	—	27,635
Exercise of share options for cash	—	—	6,549	—	115	—	—	—	115
Conversion of Preferred ‘C’ Ordinary shares	—	—	3,769,139	4	58,144	—	—	—	58,148
Amortization of deferred stock-based compensation	—	—	—	—	—	—	217	—	217
Translation adjustment	—	—	—	—	—	(1,343)	—	—	(1,343)
Loss for the period	—	—	—	—	—	—	—	(14,977)	(14,977)
Comprehensive loss for the period	—	—	—	—	—	—	—	—	(16,320)
Balance at December 31, 2003	—	—	6,203,531	6	109,598	(3,596)	(132)	(68,228)	37,648
Issues of shares for cash , net of issuance costs	—	—	430,571	1	8,540	—	—	—	8,541
Exercise of warrants for cash	—	—	22,630	—	—	—	—	—	—

See accompanying notes

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (contd)

	Preferred Stock		Common Stock		Additional paid-in capital $000	Accumulated other comprehensive income/(loss) $000	Deferred compensation $000	Deficit accumulated during development stage $000	Total $000
	No.	$000	No.	$000
Deferred stock-based compensation	—	—	—	—	(2,050)	—	132	—	(1,918)
Translation adjustment	—	—	—	—	—	2,424	—	—	2,424
Loss for the year	—	—	—	—	—	—	—	(22,742)	(22,742)
Comprehensive loss for the year	—	—	—	—	—	—	—	—	(20,318)
Balance at December 31, 2004			6,656,732	7	116,088	(1,172)	—	(90,970)	23,953
Translation adjustment	—	—	—	—	—	(1,786)	—	—	(1,786)
Loss for the year	—	—	—	—	—	—	—	(18,048)	(18,048)
Comprehensive loss for the year	—	—	—	—	—	—	—	—	(19,834)
Balance at December 31, 2005	—	—	6,656,732	7	116,088	(2,958)	—	(109,018)	4,119
Issue of shares to certain directors and officers	—	—	648,413	1	(1)	—	—	—	—
Issue of shares on conversion of Loan Note Instrument	—	—	456,308	—	—	—	—	—	—
Reverse Acquisition	2,046,813	2	1,967,928	2	16,251	—	—	—	16,255
Loan from Cylacel Group plc waived	—	—	—	—	10,420	—	—	—	10,420
Issue of common stock and warrants for cash	—	—	6,428,572	6	42,356	—	—	—	42,362
Stock-based compensation	—	—	—	—	9,600	—	—		9,600
Change in unrealized loss on investment	—	—	—	—	—	5	—	—	5
Translation adjustment	—	—	—	—	—	416	—	—	416
Loss for the year	—	—	—	—	—	—	—	(29,258)	(29,258)
Comprehensive loss for the year	—	—	—	—	—	—	—	—	(28,842)
Balance at December 31, 2006	2,046,813	2	16,157,953	16	194,714	(2,537)	—	(138,276)	53,919

See accompanying notes

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2004	Year ended December 31, 2005	Year ended December 31, 2006	Period from August 13, 1996 (inception) to December 31, 2006
	$000	$000	$000	$000
Operating activities:
Net loss	(22,742)	(18,048)	(29,258)	(138,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of investment premiums, net	—	—	(29)	(29)
Change in valuation of derivative	—	—	215	215
Depreciation and amortization	1,543	1,322	1,124	9,089
Unrealized foreign exchange loss	—	—	3,369	3,369
Deferred revenue	—	—	—	(98)
Compensation for warrants issued to non employees	—	—	—	1,215
Shares issued for IP rights	—	—	—	446
Loss on disposal of property, plant and equipment	2	—	2	27
Stock-based compensation	279	(334)	9,600	12,154
Provision for restructuring	—	—	225	225
Amortization of issuance costs of Preferred Ordinary ‘C’ shares	—	—	—	2,517
Changes in operating assets and liabilities:	—	—
Prepaid expenses and other current assets	913	1,174	(826)	(3,547)
Accounts payable and other current liabilities	372	745	(4,594)	(330)
Net cash used in operating activities	(19,633)	(15,141)	(20,172)	(113,023)
Investing activities:
Purchase of property, plant and equipment	(210)	(263)	(667)	(6,669)
Proceeds from sale of property, plant and equipment	—	—	26	26
Short-term investments on deposit, net of maturities	15,827	3,008	4,552	(5,958)
Net cash (used in) provided by investing activities	15,617	2,745	3,911	(12,601)

See accompanying notes

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (contd)

	Year ended December 31, 2004	Year ended December 31, 2005	Year ended December 31, 2006	Period from August 13, 1996 (inception) to December 31, 2006
	$000	$000	$000	$000
Financing activities:
Payments of capital lease obligations	(965)	(294)	(269)	(3,620)
Proceeds from issuance of ordinary and preferred ordinary shares, net of issuance costs	7,902	—	—	90,858
Proceeds from issuance of common stock and warrants, net of issuance costs	—	—	42,626	42,626
Payment of preferred stock dividend	—	—	(921)	(921)
Repayment of government loan	—	(455)	—	(455)
Government loan received	—	—	—	414
Loan received from Cyclacel Group plc	—	9,103	—	9,103
Proceeds of committable loan notes issued from shareholders	—	—	—	8,883
Loans received from shareholders	—	—	—	1,645
Cash and cash equivalents assumed on stock purchase	—	—	17,915	17,915
Costs associated with stock purchase	—	—	(1,951)	(1,951)
Net cash provided by financing activities	6,937	8,354	57,400	164,497
Effect of exchange rate changes on cash and cash equivalents	510	(607)	(18)	5,365
Net (decrease) increase in cash and cash equivalents	2,921	(4,042)	41,139	38,873
Cash and cash equivalents, beginning of period	4,335	7,766	3,117	—
Cash and cash equivalents, end of period	7,766	3,117	44,238	44,238
Supplemental cash flow information:
Cash received during the period for:
Interest	1,461	769	2,377	8,485
Taxes	3,844	2,441	1,906	10,739
Cash paid during the period for:
Interest	(112)	(131)	(80)	(823)
Schedule of non-cash transactions
Acquisitions of equipment purchased through capital leases	706	—	—	3,470
Issuance of Ordinary shares in connection with license agreements	—	—	—	592
Issuance of Ordinary shares on conversion of bridging loan	—	—	—	1,638
Issuance of Preferred Ordinary ‘C’ shares on conversion of secured convertible loan notes and accrued interest	—	—	—	8,893
Issuance of Ordinary shares in lieu of cash bonus	—	—	—	164

See accompanying notes

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	Organization of the Company

Cyclacel Pharmaceuticals, Inc. (‘Cyclacel’, or the ‘Company’) was incorporated in the state of Delaware in 1996 and is headquartered in Berkeley Heights, New Jersey with research facilities located in Dundee, Scotland and Cambridge, England. Cyclacel is a development-stage biopharmaceutical company dedicated to the discovery, development and eventual commercialization of novel, mechanism-targeted drugs to treat human cancers and other serious disorders. As a development stage enterprise, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual properties, raising capital and recruiting and training personnel.

Recent Corporate History

On March 27, 2006, Xcyte Therapies Inc. (‘Xcyte’) completed a Stock Purchase Agreement (the ‘Stock Purchase Agreement’) with Cyclacel Group plc (‘Group’), a public company organized under the laws of England and Wales in which Xcyte agreed to purchase from Group all of the capital stock of Cyclacel Limited (‘Limited’), a private limited company organized under the laws of England and Wales and a wholly-owned subsidiary of Group (the ‘Stock Purchase’). Under the terms of the Stock Purchase Agreement, Xcyte issued 7,761,453 shares of common stock to Group which, after giving effect to the transaction, represented 79.7% of the outstanding shares of Xcyte’s common stock. Limited became Xcyte’s wholly owned subsidiary. Xcyte changed its name to Cyclacel Pharmaceuticals, Inc. The transaction has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States and Limited is considered the acquiring company for accounting purposes. Accordingly, the purchase price has been allocated among the fair values of the assets and liabilities of Xcyte, while the historical results of Limited are reflected in the results of the Company. On March 27, 2006, Group effected a members’ voluntary liquidation in accordance with its memorandum and articles of association and the applicable laws of England and Wales, which has resulted in the distribution of its assets, including the Xcyte common stock it received in the Stock Purchase, to its shareholders and creditors.

Prior to the Stock purchase, on March 24, 2006 Xcyte completed an Asset Purchase Agreement (the ‘Asset Purchase Agreement’) with Invitrogen Corporation, a Delaware corporation (‘Invitrogen’), in which Invitrogen agreed to purchase Xcyte’s T cell expansion technology known as the ‘Xcellerate Process’ in exchange for $5 million (the ‘Asset Sale’). The purchase price is subject to a post-closing adjustment pursuant to which Xcyte can be required to refund up to $1 million to Invitrogen. The assets subject to the agreement included intellectual property, the clinical data generated by Xcyte in the course of six clinical trials of the lead product, Xcellerated T Cells, as well as raw materials and equipment.

On March 16, 2006, Xcyte stockholders approved a one-for-ten reverse stock split of its common stock. The reverse stock split occurred immediately prior to the completion of the Stock Purchase. All information in this report relating to the number of shares, price per share, and per share amounts of common stock are presented on a post-split basis.

On April 26, 2006, Cyclacel raised net proceeds of $42.6 million through a private placement of common stock and common stock purchase warrants. Cyclacel issued 6.43 million shares of its common stock at a price of $7.00 per share. In addition, 2.57 million seven year common stock purchase warrants were issued to the investors granting them the right to purchase Cyclacel’s common stock at a price of $7.00 per share. The warrants issued were classified in equity as a component of Additional Paid-in Capital.

Basis of Presentation

In connection with the stock purchase agreement, Cyclacel Limited was considered to be the acquiring company for accounting purposes. Accordingly, the assets and liabilities of Xcyte were recorded, as of the date of the business combination, at their respective fair values and added to those of Cyclacel Limited. The results of the operations and balance sheet data for 2006 reflect the results of the combined companies from March 28, 2006 through December 31, 2006. The historical results of operations and balance sheet data shown for comparative purposes in this Form 10-K reflect those of Cyclacel Limited prior to the reverse merger. The equity structure and share numbers for Cyclacel Limited for the periods prior to the Stock Purchase have been adjusted to reflect the equivalent Xcyte shares and equity structure.

The accompanying consolidated financial statements as of December 31, 2005 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cyclacel Pharmaceuticals, Inc. have been included. The consolidated financial statements include the accounts of Cyclacel Pharmaceuticals, Inc. and our wholly owned subsidiary, Cyclacel Limited. All intercompany balances and transactions have been eliminated.

2	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments which potentially subject the Company to concentrations of risk consist principally of cash and cash equivalents, short-term investments and accounts receivable.

The Company’s cash and cash equivalents are invested in deposits with banks in the United Kingdom and the United States.

Drug candidates developed by the Company may require approvals or clearances from the U.S. Food and Drug Administration (‘FDA’) or other international regulatory agencies prior to commercialized sales. There can be no assurance that the Company’s drug candidates will receive any of the required approvals or clearances. If the Company was denied approval or clearance or such approval was delayed, it may have a material adverse impact on the Company.

At December 31, 2006, the Company did not believe it had any concentration of credit risk.

Foreign currency and currency translation

Average rates of exchange ruling during the year have been used to translate the statement of operations of the overseas subsidiary from its functional currency. Transactions which do not take place in an entity’s functional currency are converted at the spot rate.

Monetary assets and liabilities denominated in foreign currencies are retranslated from their functional currency at balance sheet exchange rates. The balance sheet of the overseas subsidiary is translated at rates ruling at the balance sheet date from their functional currency. Differences on translation arising from changes in the dollar value of overseas net assets and related foreign currency loans at the beginning of the accounting year together with the differences between statements of operations translated at average rates and at balance sheet rates are shown as a movement in other comprehensive income. Other exchange rate differences are dealt with in the statements of operations for the year.

Segments

The Company has adopted Statement of Financial Accounting Standards No.131, ‘Disclosure about Segments of an Enterprise and Related Information’, and related disclosures about products, services, geographic areas and major customers. The Company has determined that it operates in only one segment.

Cash and Cash Equivalents

Cash equivalents are stated at cost, which equates to market value. The Company considers all highly liquid investments with an original maturity of three months or less at the time of initial deposit to be cash equivalents. The objectives of the Company’s cash management policy are the safety and preservation of funds, liquidity sufficient to meet Cyclacel’s cash flow requirements and attainment of a market rate of return.

Short-term Investments

The Company invests in certain marketable debt securities. Debt securities at December 31, 2006 comprise investment-grade government and commercial securities purchased to generate a higher yield than cash equivalents. In accordance with Statement of Financial Accounting Standards No. 115, ‘Accounting for Certain Investments in Debt and Equity Securities,’ such investment securities are classified as available-for-sale and are carried at fair value. Under SFAS 115, unrealized gains and losses, net of tax, are reported in a separate component of stockholders’ equity until realized. Amortization, accretion, interest and dividends, realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. For the purpose of computing realized gains and losses, the cost of securities sold is based on the specific-identification method. Investments in securities with maturities of less than one year or which management intends to use to fund current operations are classified as short-term investments.

The Company evaluates whether an investment is other-than-temporarily impaired. This evaluation is dependent upon the specific facts and circumstances. Factors that are considered in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the issuer; the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

The Company also invests its surplus cash in bank term deposits, having a maturity period of between one day and one year. These deposits can be terminated early at a nominal cost. Accordingly, all cash resources with original maturity of three months or less have been classified as cash and cash equivalents and those with original maturity of more than three months as short-term investments.

Fair Value of Financial Instruments

For financial instruments consisting of cash and cash equivalents, short-term investments, accounts payable and accrued liabilities included in the Company’s financial statements, the carrying amounts are reasonable estimates of fair value due to their short maturities. Based on borrowing rates currently available to the Company, the carrying value of the equipment financing lines approximate fair value.

Property, Plant and Equipment

Property, plant and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, which are generally three to five years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets, currently between five and fifteen years. Upon sale or retirement of assets, the costs and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in total operating expenses. Expenditures for maintenance and repairs are charged to operating expenses as incurred.

Goodwill

Goodwill represents the difference between the purchase price and the fair value of net tangible and identifiable intangible assets acquired in the business combination. Cyclacel accounts for goodwill under the provisions of SFAS No. 142, ‘Goodwill and Other Intangible Assets.’ Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their estimated useful lives.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. There were no triggering events calling into question the recoverability of goodwill during the period ended December 31, 2006.

In connection with the impairment analysis performed annually in the fourth quarter, the Company is required to perform an assessment of whether there is an indication that goodwill is impaired. To accomplish this, it is required to compare the fair value of business reporting units to their carrying value, including assigned goodwill. In assessing potential impairment of goodwill, the Company has determined that it has one reporting unit for purposes of applying SFAS No. 142. To the extent the carrying amount of the reporting unit exceeds its fair value, Cyclacel would be required to perform the second step of the impairment analysis, as this is an indication that the reporting unit goodwill may be impaired. In this step, Cyclacel compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, ‘Business Combinations.’ The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. To the extent the implied fair value of goodwill of the reporting unit is less than its carrying amount Cyclacel would be required to recognize an impairment loss.

During the fourth quarter of 2006, Cyclacel performed its first annual impairment analyses of goodwill. The fair value of the Company’s single reporting unit is determined based on the fair market value of Cyclacel’s outstanding common stock, preferred stock and common stock warrants. The carrying value of Cyclacel’s single reporting unit is represented by the Company’s book value net assets. The results of the annual impairment tests, based on values as of September 30, 2006, indicated the fair value of the reporting unit exceeded its carrying value. As of September 30, 2006, Cyclacel’s book value was $59.3 million and the total fair value of its common stock, preferred stock and common stock warrants was $105.9 million. Based on the results of the annual impairment analysis, no impairment charges were recorded against goodwill. The Company will perform its next annual impairment analysis during the fourth quarter of 2007, unless events or circumstances arise that cause it to assess for impairment at an earlier point in time.

Impairment of Long-lived Assets

In accordance with the provisions of SFAS No. 144, ‘Accounting for the Impairment or Disposal of Long-Lived Assets,’ the Company reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS No. 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Through December 31, 2006 there have been no such impairments.

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

Research and development revenues, which are earned under agreements with third parties for contract research and development activities, are recorded as the related services are performed. Milestone payments are non-refundable and recognized as revenue when earned, as evidenced by achievement of the specified milestones and the absence of ongoing performance obligations. Any amounts received in advance of performance are recorded as deferred revenue. None of the revenues recognized to date are refundable if the relevant research effort is not successful.

Grant revenues from government agencies and private research foundations are recognized as the related qualified research and development costs are incurred, up to the limit of the prior approval funding amounts. Grant revenues are not refundable.

Clinical Trials Accounting

All of the Company’s clinical trials are performed by contract research organizations (‘CROs’) or under the supervision of contract research assistants (‘CRAs’) and participating clinical trial sites. CRAs and some CROs bill monthly for services performed, and others bill based upon milestones achieved. For outstanding amounts, the Company accrues clinical trial expenses based on the services performed each period. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as research and development expenses. Clinical trial site costs related to patient enrollment are accrued as patients are entered into the trial reduced by any initial payment made to the clinical trial site when the first patient is enrolled.

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

Patent Costs

Costs relating to prosecution are charged to operations as incurred as recoverability of such expenditure is uncertain.

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

Credit is taken in the accounting period for research and development tax credits, which will be claimed from H. M. Revenue & Customs, the United Kingdom’s taxation and customs authority, in respect of qualifying research and development costs incurred in the same accounting period.

Net Loss Per Common Share

The Company calculates net loss per common share in accordance with SFAS No. 128, ‘Earnings Per Share’. Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, convertible preferred stock, make-whole dividend payments of common stock on convertible preferred stock and common stock warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

	Years ended December 31,
	2004	2005	2006
	$000, except per share data and share amounts
As reported:
Net loss applicable to common stock holders	$(33,795)	$(29,924)	$(32,085)
Weighted-average common shares outstanding	6,627,831	6,656,732	13,390,933
Net loss per share applicable to common stockholders – basic and diluted	$(5.10)	$(4.50)	$(2.40)

The following common share equivalents have been excluded from the computation of diluted weighted average shares outstanding as of December 31, 2004, 2005 and 2006, as they would have been anti-dilutive.

	Years ended December 31,
	2004	2005	2006
Description
Former Xcyte plans
Options granted and outstanding	—	—	23,500
2006 Stock Option and Award Plan
Options granted and outstanding	—	—	1,312,341
Options reserved for future grant	—	—	303,454
Convertible preferred stock	—	—	870,980
Make-whole dividend payments of common stock on convertible preferred stock	—	—	190,608
Common stock warrants	—	—	2,572,653
Total	—	—	5,273,536

Derivative Instruments

The terms of Cyclacel’s November 2004 convertible preferred stock offering include a dividend make-whole payment feature. If the Company elects to automatically convert, or the holder elects to voluntarily convert, some or all of the convertible preferred stock into shares of its common stock prior to November 3, 2007, the Company will make an additional payment on the convertible preferred stock equal to the aggregate amount of dividends that would have been payable on the convertible preferred stock through and including November 3, 2007, less any dividends already paid on the convertible preferred stock. This additional payment is payable in cash or, at the Company’s option, in shares of its common stock, or a combination of cash and shares of common stock. This dividend make-whole payment feature is considered to be an embedded derivative and has been recorded on the balance sheet at fair value as a current liability. Cyclacel recognizes other income (expense) in its statements of operations as the fair value of this derivative fluctuates from period to period.

The accounting for derivatives requires significant judgments and estimates in determining the fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances. The fair value of the dividend make-whole payment feature is based on various assumptions, including the estimated market volatility and discount rates used in determination of fair value. The use of different assumptions may have a material effect on the estimated fair value amount and the Company’s results of operations.

Stock-based Compensation

On January 1, 2006, the Company adopted Financial Accounting Standards Board Statement (‘FASB’), Statement No. 123R, ‘Share-Based Payment’ (‘SFAS 123R’). SFAS 123R requires the Company to measure all share-based payment awards, including those with employees, granted, modified, repurchased or cancelled after, or that were unvested as of, January 1, 2006 at grant date fair value. Under SFAS 123R, the fair value of stock options and other equity-based compensation must be recognized as expense in the statements of operations over the requisite service period of each award.

The Company adopted SFAS 123R using the modified prospective method of transition. Accordingly, beginning January 1, 2006, the Company began recognizing compensation expense under SFAS 123R for the unvested portions of outstanding share-based awards previously granted under its various plans, over the periods these awards continue to vest. This compensation expense recognized is based on the fair values and attribution methods that were previously disclosed in its prior period financial statements under Financial Accounting Standards Board Statement No. 123, ‘Accounting for Stock-Based Compensation’ (‘SFAS 123’).

During 2006, the Company has recognized stock-based compensation expense of $9,600,000 for the year ended December 31, 2006, comprising a stock-based compensation charge of $6,971,000 for the three-month period ended March 31, 2006 in respect of outstanding share-based awards previously granted under Cyclacel Group plc’s: Cyclacel Limited Share Option Plan (‘1997 Plan’), the Cyclacel Limited 2000 Employees’ Share Option Scheme under the Enterprise Management Incentive Scheme (‘2000 Plan’) and the Cyclacel Group Plc Discretionary Share Option Plan (‘Discretionary Plan’) and restricted stock issued to certain directors, officers and former director, and a stock-based compensation expense of $2,629,000 for the nine-month period ended December 31, 2006, in respect of outstanding share-based awards granted under Cyclacel’s 2006 Stock Option and Award Plan and 2006 Stock Option and Award Plan (UK Approved SubPlan), together ‘2006 Plans’.

Prior to January 1, 2006, the Company applied the intrinsic value-based method of accounting for share-based payment transactions with Cyclacel employees, as prescribed by Accounting Principles Board (‘APB’) Opinion No. 25, ‘Accounting for Stock Issued to Employees’ (‘APB No. 25’) and related interpretations including Financial Accounting Standards Board Statement Interpretation (‘FIN’) No. 44, ‘Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No.25’ Under the intrinsic value method, compensation expense was recognized only if the market price of the underlying stock at the measurement date exceeded the exercise price of the share-based payment award as of the measurement date (typically the date of grant). SFAS 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. The Company also followed the disclosure requirements of SFAS 123 and Statement of Financial Accounting Standards No. 148, ‘Accounting for Stock-Based Compensation — Transition and Disclosure’.

Had compensation expense been recognized for stock-based compensation plans in accordance with SFAS 123, the Company would have recorded the following net loss and net loss per share amounts for the years ended December 31, 2004 and 2005:

	Year ended December 31, 2004	Year ended December 31, 2005
	$000, except per share data and share amounts
Net loss applicable to Ordinary shareholders, as reported	$(33,795)	$(29,924)
Add: Employee stock-based compensation expense included in reported net loss, net of related tax effects	279	(334)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax effects	(2,979)	(1,901)
Pro forma net loss	$(36,495)	$(32,159)
Basic and diluted loss per common share
As reported	$(5.10)	$(4.50)
Pro forma	$(5.50)	$(4.83)

As a result of adopting SFAS 123R on January 1, 2006, the Company’s net loss for the year ended December 31, 2006 is $2,262,000 lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted net loss per share for the year ended December 31, 2006 are $0.17 lower, than if the Company had continued to account for share-based compensation under APB No. 25.

SFAS 123R requires compensation expense associated with share-based awards to be recognized over the requisite service period, which for the Company is the period between the grant date and the date the award vests or becomes exercisable. Prior to adopting SFAS 123R, the Company used the tranche specific attribution method for stock option and nonvested share awards with graded vesting issued prior to the adoption of SFAS 123R. Effective January 1, 2006, the Company has elected to recognize all share-based awards issued after the adoption of SFAS 123R under the straight-line attribution method.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. This analysis will be evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be based on only those shares that vest.

Comprehensive Income (Loss)

In accordance with SFAS No. 130, ‘Reporting Comprehensive Income,’ all components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss).

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, ‘Accounting for Uncertainty in Income Taxes’, an interpretation of SFAS 109, ‘Accounting for Income Taxes’ (‘FIN 48’), FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of adopting FIN 48 on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Standards No. 157, ‘Fair Value Measurements’ (‘SFAS 157’). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years and will be adopted by the Company as of January 1, 2008. SFAS 157 may impact the Company’s balance sheet and statement of operations in areas including the fair value measurements for derivative instruments. The Company is currently reviewing the provisions of SFAS 157 and has not yet determined the effect, if any, that adoption of SFAS 157 will have.

In September 2006, the FASB issued Statement of Financial Standards No. 158, ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)’ (‘SFAS 158’). SFAS 158 requires employers with defined benefit pension plans and other postretirement plans to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plans in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which changes occur. SFAS 158 also requires an employer to measure the funded status as of the date of its year-end statement of financial position. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect that the adoption of SFAS 158 will have a significant impact on the Company’s financial position as the Company does not operate a defined benefit pension or similar postretirement plan.

In February 2007, the FASB issued Statement of Financial Standards No. 159, ‘The Fair Value Option for Financial Assets and Financial Liabilities’ (‘SFAS 159’) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows and results of operations.

3	Significant Contracts

Licensing and Research Agreements

The Company has entered into licensing agreements with academic and research organizations. Under the terms of these agreements, the Company has received licenses to technology and patent applications. The Company is required to pay royalties on future sales of product employing the technology or falling under claims of patent applications. Additional payments are due if the Company sublicenses the technology or patent applications or if the Company achieves predefined milestones.

In respect of Licensing Agreements, additional payments of $23.4 million would be payable if the Company achieves predefined milestones subject to achievement of all the specific contractual milestones and the Company’s decision to continue with these projects. Under these agreements the Company makes annual payments that do not presently exceed $0.1 million. Moreover, these payments will not exceed $0.1 million per annum while the defined milestones set out in the related agreements have not been achieved.

4	Merger

On March 27, 2006, Xcyte completed the Stock Purchase Agreement with Group. The Stock Purchase was approved by Xcyte shareholders on March 16, 2006 and Group shareholders on March 27, 2006. Under the terms of the transaction, Xcyte issued 7,761,453 shares of its common stock (as adjusted for the 1 for 10 reverse stock split which occurred on March 27, 2006) for all of Limited’s outstanding shares of common stock. For accounting purposes, the transaction is considered a ‘reverse aquisition’ under which Limited is considered the acquirer of Xcyte. Accordingly, the purchase price was allocated among the fair values of the assets and liabilities of Xcyte, while the historical results are those of Limited. The 1,967,966 shares of Xcyte common stock outstanding, the 2,046,813 preferred stock outstanding and the outstanding Xcyte options, are considered as the basis for determining the consideration in the reverse merger transaction. Based on the outstanding shares of Group capital stock on March 27, 2006, each share of Group preferred stock was exchanged for approximately 0.37 shares of Xcyte common stock.

Each Limited and Group stock option and warrant that was not converted prior to the consummation of the Stock Purchase was cancelled.

Merger Purchase Price

The consolidated financial statements reflect the merger of Limited with Xcyte as a reverse acquisition wherein Limited is deemed to be the acquiring entity from an accounting perspective. Under the purchase method of accounting, Xcyte’s outstanding shares of common and preferred stock were valued using the average closing price on Nasdaq for the two days prior to through the two days subsequent to the announcement of the transaction date of December 15, 2005 of $4.38 (as adjusted for the reverse stock split) and $3.72 per share for common stock and preferred stock, respectively. There were 1,967,967 shares of common stock and 2,046,813 shares of preferred stock outstanding as of March 27, 2006. The fair values of the Xcyte outstanding stock options were determined using the Black-Scholes option pricing model with the following assumptions: stock price of $4.38 (as adjusted for the reverse stock split), volatility of 0.97; risk-free interest rate of 4.0%; and an expected life of three months.

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
$18,206

Pro Forma Results of Operations

The results of operations of Xcyte are included in Cyclacel’s consolidated financial statements from the date of the business combination transaction as of March 27, 2006. The following table presents pro forma results of operations and gives effect to the business combination transaction as if the business combination was consummated at January 1, 2005. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the business combination been completed at the beginning of the retrospective periods or of the results that may occur in the future.

	Year ended December 31,
	2005	2006
	$000	$000
Revenues	1,169	5,387
Loss before taxes	(49,364)	(30,660)
Net loss applicable to common stockholders	(59,340)	(31,242)
Net loss per share – basic and diluted	$(8.91)	$(2.33)
Weighted average shares	6,656,732	13,390,933

5	Cash and Cash Equivalents

The following is a summary of cash and cash equivalents at December 31, 2005 and 2006:

	December 31,
	2005	2006
	$000	$000
Cash	3,117	19,738
Deposits with original maturity of less than three months	—	24,500
	3,117	44,238

6	Short-term Investments

The following is a summary of short-term investments at December 31, 2005 and 2006:

	December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	$000	$000	$000	$000
Bank term deposits	10,690	—	—	10,690

	December 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	$000	$000	$000	$000
Federal agency obligations	1,835	—	(1)	1,834
Corporate bonds	7,918	15	(3)	7,930
Total	9,753	15	(4)	9,764

The Company did not dispose of any securities prior to maturity during the years ended December 31, 2004, 2005 and 2006. The Company has evaluated the nature of the investments, the duration of the impairments (all less than 1 year) and concluded that the impairments are not other-than-temporary. All investments held at December 31, 2005 and 2006 have contractual maturities within one year.

7	Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets at December 31, 2005 and 2006:

	December 31,
	2005	2006
	$000	$000
Research and development tax credit receivable	1,796	2,379
Sales tax receivable	375	105
Prepayments	756	1,371
Other current assets	292	308
	3,219	4,163

8	Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	Useful lives in years from date of acquisition	December 31,
		2005	2006
		$000	$000
Leasehold improvements	Life of lease (15 yrs)	582	960
Research and laboratory equipment	3 to 5 yrs	7,410	8,648
Office equipment and furniture	3 to 5 yrs	1,081	1,496
		9,073	11,104
Less: accumulated depreciation and amortization		(7,028)	(8,983)
		2,045	2,121

The depreciation and amortization of property, plant and equipment amounted to $1,543,000, $1,322,000 and $1,124,000 for the years ended December 31, 2004, 2005 and 2006, respectively. These charges include depreciation of assets held under capital leases.

Depreciation and amortization expense for the period from inception (August 13, 1996) through to December 31, 2006 was $9,089,000. Included in property, plant and equipment are assets under capital lease obligations with an original cost of $3,442,000 and $3,811,000 as of December 31, 2005 and 2006, respectively. Accumulated depreciation on assets under capital leases was $2,232,000 and $3,229,000, as of December 31, 2005 and 2006, respectively

9	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2005	2006
	$000	$000
Accounts payable	2,159	2,175
Amounts due to Cyclacel Group plc	10,467	—
Accrued liabilities	1,869	3,324
Other current liabilities	128	290
	14,623	5,789

Amounts due to Cyclacel Group plc

Prior to the completion of the Stock Purchase, Cyclacel Limited was a wholly owned subsidiary of Cyclacel Group plc. The amounts outstanding of $10,467,000 and Nil as of December 31, 2005 and 2006,

respectively, are a result of intercompany transactions which occurred prior to the completion of the Stock Purchase. During the year ended December 31, 2006, Cyclacel paid certain advisors $975,000 in connection with the Stock Purchase and members’ voluntary liquidation of Cyclacel Group plc with the remaining balance being waived and set against Additional Paid-in Capital, reducing the amount outstanding to $Nil at December 31, 2006.

10	Related Party Transactions

Fees Paid to Shareholders

Up to June 30, 2004, when Cyclacel Limited was acquired by Cyclacel Group plc in an exchange of shares, Cyclacel Limited paid fees to shareholders for the services and expenses of their directors appointed to the Cyclacel Group plc. From July 1, 2004 these services were provided to Cyclacel Group plc and the fees were payable by Cyclacel Group plc. Since July 1, 2004 all of these fees have been allocated to Cyclacel Group plc based on assumptions that the directors believe are reasonable under the circumstances. The directors believe these allocations are indicative of the costs that Cyclacel Limited would have incurred if it had operated on a standalone basis or as an entity independent of Cyclacel Group plc.

	Year ended December 31, 2004	Year ended December 31, 2005	Year ended December 31, 2006
	$000	$000	$000
Merlin Venture Limited	22	24	6
Invesco	22	24	6

The following fees were outstanding at the period end.

	December 31,
	2005	2006
	$000	$000
Merlin Venture Limited	5	—
Invesco	94	—

Noble Grossart Limited charged fees of $79,000 for the provision of services in relation to the raising of new funds during the year ended December 31, 2004.

Amounts Receivable from Directors and Officers

In connection with the issue of Group Preferred D shares to certain directors and officers in March 2006 prior to the Stock Purchase the Company was obliged to withhold payroll taxes of $248,000 and remit this amount to the UK tax authorities. As this was a non-cash item the taxes could not be withheld from the payment but had to be recovered from the employee. Under the UK Income and Taxes Act 1988 these payroll taxes were recoverable from the relevant individuals by June 27, 2006 and all amounts had been recovered prior to this date.

11	Commitments and contingencies

Licensing and Research Agreements

The Company has entered into various research, license and collaboration agreements to support its research and development activities. At December 31, 2005 and December 31, 2006, the Company had no financial commitments under these agreements which were unconditional on future performance.

Through December 31, 2006, the Company had no minimum royalty commitments under licensing and research agreements.

Leases

As at December 31, 2006, the Company had $3,811,000 of property, plant and equipment financed through long-term obligations. The obligations under the equipment leases are secured by the equipment financed, bear interest at a weighted average rate of 7.2% and are due in monthly and quarterly installments through May 2007.

The following is a summary of the Company’s contractual obligations and commitments relating to its facilities and equipment leases as at December 31, 2006:

	Capital lease obligations	Operating lease obligations
	$000	$000
2007	91	2,140
2008	—	2,160
2009	—	2,168
2010	—	1,996
2011	—	650
Thereafter	—	511
	91	9,625
Less amount representing interest	(2)
Present value of future minimum lease payments	89
Less current portion	(89)
	—

Rent expense, which includes lease payments related to the Company’s research and development facilities and corporate headquarters and other rent related expenses, was $604,000, $686,000 and $1,036,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

In October 2000, the Company entered into a 25-year lease for its research and development facility in Dundee, Scotland. The Company also leases a second research facility at the Babraham Research Campus, Cambridge, England. The Company entered into this five-year lease in August 2005. There is an option to terminate the lease on July 31, 2007 at a cost to the Company of $104,000.

Additionally, the Company leased a total of approximately 52,100 square feet of space at two former Xcyte facilities. The Company leased approximately 11,600 square feet of office space in Seattle, Washington, with monthly payments of approximately $19,000. The lease on this space expired in September 2006, and the Company has not renewed the lease. The Company continues to lease approximately 40,500 square feet of space in Bothell, Washington, with monthly payments of approximately $80,000. The lease term on this space expires December 2010. However, activities were discontinued at the Bothell facility during the third quarter of 2005 and the Company is exploring options for the future of this facility. Market conditions for subleasing space in Bothell are currently considered poor primarily due to an overabundance of available space. Accordingly, as part of the Stock Purchase on March 27, 2006, the Company recorded an accrued restructuring liability which was computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses. In relation to the Bothell facility, during September 2006, the Company entered into an Exclusive Subleasing Agency Agreement under which commissions will be calculated and payable as follows: $450,000 upon sublease execution within the first six month, $350,000 upon sublease execution within the first twelve months, $250,000 upon sublease execution within the first eighteen months. The commission payable is based upon a tenant leasing the entire facility for the remaining balance of the master lease term. In the event a tenant leases either less space or for a period less than the remaining term, then a prorated fee would be applied as per the term and square footage leased. As of December 31, 2006 the accrued restructuring liability was $2.3 million. This represents the Company’s best estimate of the fair value of the liability as determined under SFAS No. 146, ‘Accounting for Costs Associated with Exit or Disposal Activities.’ Subsequent changes in the liability due to accretion, or changes in estimates of sublease assumptions, etc. will be recognized as adjustments to restructuring charges in future periods.

The Company records payments of rent related to the Bothell facility as a reduction in the amount of the accrued restructuring liability. Accretion expense is recognized due to the passage of time, which is also reflected as a restructuring charge. Based on its current projections of estimated sublease income, the Company expects to record additional accretion expense of approximately $299,000 over the remaining term of the lease.

In October 2006, the Company entered into a five-year lease for office space in Berkeley Heights, New Jersey which is the location of the Company’s corporate headquarters.

Guarantee

On July 28, 2005, Cyclacel Group plc signed a convertible Loan Note Instrument constituting convertible unsecured loan notes. On July, 28, 2005, it entered into a Facility Agreement with Scottish Enterprise, as lender, whereby Scottish Enterprise subscribed for £5 million (approximately $9 million) of the convertible loan notes. Upon the completion of the Stock Purchase, the convertible loan notes held by Scottish Enterprise converted into 1,231,527 preferred D shares in satisfaction of all amounts owed by Group under the convertible loan notes. The number of preferred D shares that Scottish Enterprise received was calculated by dividing the principal amount outstanding under the loan note by £4.06. Scottish Enterprise retains the ability it had under the Facility Agreement to receive a cash payment should the research operations in Scotland be significantly reduced. However, Cyclacel Limited will guarantee approximately $9 million, the amount potentially due to Scottish Enterprise, which will be calculated as a maximum of £5 million less the market value of the shares held (or would have held in the event they dispose of any shares) by Scottish Enterprise at the time of any significant reduction in research facilities during the period ending on July 28, 2010.

Purchase Obligations

At December 31, 2006, the Company had minimum purchase obligations of $1,215,000 falling due during the year ending December 31, 2007 in respect of clinical trials.

Legal proceedings

In the ordinary course of business the Company may be subject to legal proceedings and claims. The Company is not currently subject to any legal proceedings.

12	Stockholders’ Equity (Deficit)

Preferred stock

On November 3, 2004, the Company completed a public offering of 2,990,000 shares of its 6% convertible exchangeable preferred stock (the ‘Preferred Stock’) at $10.00 per share, including the shares sold to the underwriters pursuant to the over-allotment option granted in connection with the offering. Net proceeds from the offering, after deducting underwriting discounts and offering-related expenses, totaled $27.5 million.

Dividends on the Preferred Stock are cumulative from the date of original issue at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10 per share, plus accrued and unpaid dividends. In January, April, July and October 2006, the Company’s Board of Directors declared quarterly dividends in the amount of $0.15 per share of preferred stock, which were paid on the first business day in February, May, August and November 2006, respectively. Each quarterly dividend distribution totaled $307,000 and was paid to holders of record as of the close of business on January 20, 2006, April 29, 2006, July 24, 2006 and October 23, 2006, respectively. In January 2007, the Company’s Board of Directors declared a quarterly dividend in the amount of $0.15 per share of preferred stock, which was paid on February 1, 2007 to the holders of record as of the close of business on January 22, 2007. This quarterly dividend distribution totaled $307,000.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s common stock at a conversion rate of approximately 4.2553 shares of common stock for each share of

Preferred Stock, based on an initial conversion price of $2.35. The initial conversion price is subject to adjustment in certain events, including the one for ten reverse stock split of Xcyte’s common stock pursuant to which the conversion price of the convertible preferred stock now equals approximately $23.50. Such adjusted conversion price is equivalent to a conversion rate of approximately 0.42553 shares of common stock for each share of convertible preferred stock. The Company has reserved 870,980 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding as of December 31, 2006 (after giving effect to the one for ten reverse stock split of Xcyte’s common stock). In the year ended December 31, 2004, holders had voluntarily converted 910,187 shares of Preferred Stock into 3,873,124 shares of common stock. In the year ended December 31, 2005, holders voluntarily converted 33,000 shares of preferred stock into 140,425 shares of common stock. In the year ended December 31, 2006, no shares of preferred stock were converted into common stock

The Company may automatically convert the Preferred Stock into common stock if the closing price of the Company’s common stock has exceeded $35.3, which is 150% of the conversion price of the Preferred Stock, for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion.

If the Company elects to automatically convert, or the holder elects to voluntarily convert, some or all of the Preferred Stock into common stock prior to November 3, 2007, the Company will make an additional payment on the Preferred Stock equal to the aggregate amount of dividends that would have been payable on the Preferred Stock through November 3, 2007, less any dividends already paid on the Preferred Stock. This additional payment is payable in cash or, at the Company’s option, in shares of the Company’s common stock, or a combination of cash and shares of common stock. As of December 31, 2006, the Company had issued 81,927 shares of common stock (as adjusted for the reverse stock split) to converting holders in satisfaction of this additional payment.

In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments (SFAS 133), the Company is required to separate and account for, as an embedded derivative, the dividend make-whole payment feature of the Preferred Stock. As an embedded derivative instrument, the dividend make-whole payment feature must be measured at fair value and reflected as a liability. Changes in the fair value of the derivative are recognized in earnings as a component of other income (expense).As of March 27, 2006 the fair value of the dividend make-whole payment feature was $1.8 million. The carrying value of this derivative was reduced by $0.9 million during the year ended December 31, 2006, based on cash dividends paid during the period. At December 31, 2006, the derivative liability was valued at $1.1 million. As a result, the Company has charged $215,000 as other expense in the year ended December 31, 2006.

The Company may elect to redeem the Preferred Stock at declining redemption prices on or after November 6, 2007.

The Preferred Stock is exchangeable, in whole but not in part, at the option of the Company on any dividend payment date beginning on November 1, 2005 (the ‘Exchange Date’) for the Company’s 6% Convertible Subordinated Debentures (‘Debentures’) at the rate of $10 principal amount of Debentures for each share of Preferred Stock. The Debentures, if issued, will mature 25 years after the Exchange Date and have terms substantially similar to those of the Preferred Stock.

The Preferred Stock has no maturity date and no voting rights prior to conversion into common stock, except under limited circumstances.

Common Stock

Stock Purchase Agreement

In March 2006, in connection with the Stock Purchase Agreement, the Company issued 7,761,453 shares of common stock (after adjustment for a 1 for 10 reverse stock split which occurred on March 27, 2006) to Cyclacel Group plc which represented 79.7% of the outstanding shares of the Company’s common stock.

Private Placement

On April 26 2006, the Company entered into a Stock Purchase Agreement pursuant to which it sold to certain investors, for an aggregate purchase price of $45.3 million, 6,428,572 shares of its common stock and warrants to purchase up to 2,571,429 additional shares of its common stock. The purchase price for the common stock and the exercise price for the warrants is $7.00 per share. Investors in the financing paid an additional purchase price equal to $0.125 per warrant or an additional $0.05 for each share underlying the warrants. The warrants are not exercisable until six months after the closing and have an expiration date seven years after closing. As of December 31, 2006 no warrants had been exercised.

Common stock reserved for future issuance at December 31, 2006 is as follows:

Description
Former Xcyte plans
Options granted and outstanding	23,500
2006 Stock Option and Award Plan
Options granted and outstanding	1,312,341
Options reserved for future grant	303,454
Convertible preferred stock	870,980
Make-whole dividend payments of common stock on convertible preferred stock	190,608
Common stock warrants	2,572,653
Total	5,273,536

As of March 16, 2006, no further options will be issued under the former Xcyte Plans, those being, 1996 Stock Option Plan, 2003 Stock Plan, 2003 Directors Stock Option Plan and 2003 Employee Stock Purchase Plan.

Common stock warrants

During the year ended December 31, 2006, the Company issued warrants to purchase 2,571,429 shares of common stock, to private investors, in connection with a private placement of the Company’s common stock. Concurrent with the initial public offering of Xcyte Therapies, Inc. in March 2004, certain preferred stock warrants that did not expire at the closing of the offering were automatically converted into common stock warrants. At December 31, 2006 warrants to purchase 2,572,653 shares of common stock remain outstanding with a weighted average exercise price of $7.05 per share. These warrants expire at various dates from March 2007 to April 2013.

13	Stock-Based Compensation Arrangements

Prior to the Stock Purchase, Group operated a number of share option plans, which provided the opportunity to all eligible individuals, including employees of Cyclacel, to participate in the potential growth and success of Group. These were the 1997 Plan, the 2000 Plan, the SEIP, the Discretionary Plan, the Cyclacel Group Plc Savings Related Share Option Plan and the Cyclacel Group Plc Restricted Share and Co- Investment Plan, collectively referred to as the ‘Cyclacel Plans’. Options had only been issued under the 1997 Plan, the 2000 Plan, the Discretionary Plan and the SEIP.

Similarly, Xcyte operated a number of share option plans, the Amended and Restated 2003 Directors’ Stock Option Plan (‘2003 Directors’ Plan’), the Amended and Restated 1996 Stock Option Plan (‘1996 Plan’) and the 2003 Stock Plan (‘2003 Plan’), collectively referred to as the ‘Xcyte Plans’.

The completion of the Stock Purchase, the asset sale to Invitrogen and the members’ voluntary liquidation of Group variously caused an acceleration of vesting of options according to the terms of each of the Plans as described below.

Acceleration of Options

Cyclacel Plans

The vesting of all options granted pursuant to the 1997 Plan, 2000 Plan and Discretionary Plan were accelerated on the members’ voluntary liquidation of Cyclacel Group plc. As a result of this acceleration, any holder of options granted pursuant to these Plans had the right to exercise 100% of the options held by such holder pursuant to such plan. However, prior to the completion of the Stock Purchase and liquidation of Cyclacel Group plc all Cyclacel employees waived their rights to exercise any options held by them. The number of options of common stock that would have become fully vested as a result of the accelerated vesting provisions of the Plans was 1,369,757. However, as the liquidation of Cyclacel Group plc was probable at the time the options were waived and the liquidation caused the acceleration of the vesting of the options, the previously unrecognized compensation cost associated with these awards was charged as employee compensation immediately prior to the consummation of the Stock Purchase on March 27, 2006. Options granted pursuant to the Senior Executive Incentive Plan only became vested on occurrence of certain trigger events and the passage of time thereafter; moreover, there were no provisions for an acceleration of vesting on liquidation. Directors benefiting from this plan waived their rights to any options held by them and concurrently the directors were issued with restricted stock as detailed below. Accordingly, as the options had never vested and were improbable of vesting even absent the liquidation, no compensation charge associated with these awards has been charged as employee expense in this period. There were no Cyclacel common stock options outstanding on completion of the Stock Purchase or liquidation of Group.

Xcyte Plans

The vesting of all options granted pursuant to the 2003 Directors’ Plan accelerated immediately upon the closing of the Stock Purchase and the asset sale to Invitrogen. As a result of this acceleration, any holder of options granted pursuant to the 2003 Directors Plan had the right to exercise 100% of the options held by such holder pursuant to such plan. The number of options of common stock that became fully vested as a result of the accelerated vesting provisions of the Plan was 5,281.

The vesting of 25% of the unvested options granted pursuant to the 1996 Plan accelerated immediately upon the closing of the Stock Purchase and the asset sale to Invitrogen pursuant to the terms of the 1996 Plan. As a result of this acceleration, any holder of options granted pursuant to the 1996 Plan had the right to exercise 25% of all unvested options held by such holder under the plan. The number of options of common stock that became fully vested as a result of the accelerated vesting provisions of the 1996 Plan was 17,431.

The vesting of up to 25% of the total options granted under any award pursuant to the 2003 Plan accelerated immediately upon the closing of the Stock Purchase and the asset sale to Invitrogen pursuant to the terms of the 2003 Plan. As a result of this acceleration, any holder of options under the 2003 Stock Plan had the right to exercise the lesser of 25% of the options granted to such holder under the 2003 Stock Plan award or all remaining unvested options granted to the holder under the award pursuant to such plan. The number of shares of the common stock that became fully vested as a result of the accelerated vesting provisions of the 2003 Plan was 21,779.

New Plans

On March 16, 2006, Xcyte stockholders approved the adoption of 2006 Plans, under which Cyclacel, following the acquisition in March 2006, is now able to make equity incentive grants to its officers, employees, directors and consultants. There are 1,615,795 shares of Cyclacel common stock reserved for issue under the equity incentive plan. As of the date of this report, a total of 1,334,079 options have been granted pursuant to the 2006 Plans. In the second quarter of 2006, Cyclacel granted 829,079 stock options under the 2006 Plans, of which two-thirds of the options vested immediately on grant. The remaining unvested options become fully vested 12 months following the date of grant of the options on June 13, 2007. In the third quarter of 2006 Cyclacel granted 16,667 stock options under the 2006 Plans which vest rateably over the three years to August 1, 2009. In the fourth quarter we granted 488,333 stock options under the 2006 Plans of which 8,333 vest rateably over the three years to October 31, 2009, 40,000 vest rateably over the four years to October 31, 2010, 390,000 of which one-quarter vest on the first anniversary of date of grant with the balance vesting rateably over the three years to December 31, 2010, and 50,000 which will become fully vested 12 months following the date of grant on December 21, 2007.

The total fair value of all options granted under the 2006 Plans is $5,732,000. In respect of these options, $3,132,000 of compensation expense has not been recognized at December 31, 2006.

In connection with the approval of the equity incentive plan the holders of Xcyte common stock approved the partial termination of Xcyte’s 2003 Employee Stock Purchase Plan, Amended and Restated 1996 Stock Option Plan, Amended and Restated 2003 Directors’ Stock Option Plan and 2003 Stock Option Plan. As a result of such partial termination, no options will be issued under such plans. However, such partial termination will not affect the rights of holders of stock options outstanding under such stock option plans.

A summary of the share option activity and related information is as follows:

Cyclacel Limited	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Balance as of January 1, 2004	887,517	$7.01	3.98	0.87
Granted	3,643,673	$1.46	9.47	5.43
Exercised	(71,875)	$0.002	0.27	0.23
Cancelled/forfeited	(880,892)	$7.42	4.31	0.65
Balance as of December 31, 2004	3,578,423	$1.52	9.47	5.43
Granted	12,500	$2.73	9.83	—
Cancelled/forfeited	(402,533)	$2.73	8.33	—
Balance as of December 31, 2005	3,188,390	$1.21	8.49	5.43
Cancelled/forfeited	(3,188,390)	$1.60	8.49	5.43
Balance as of December 31, 2006	—	—	—	—

Cyclacel Pharmaceuticals, Inc.	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Balance as of December 31, 2005	—	—	—	—
Assumed on stock purchase	44,491	$34.91	7.82	—
Granted	1,334,079	$6.53	9.45	—
Cancelled/forfeited	(42,729)	$30.96	8.28	—
Balance as of December 31, 2006	1,335,841	$6.72	9.44	—
Unvested at December 31, 2006	639,557	$6.88	9.41	—
Vested and exercisable at December 31, 2006	696,284	$6.72	9.47	—

The following table summarizes information about options outstanding at December 31, 2006:

Exercise price	Number outstanding	Weighted Average remaining contractual life	Number exercisable
$
4.65	8,334	9.70	—
4.80	8,333	9.75	—
5.68	48,333	9.80	—
6.30	1,500	8.50	1,500
6.40	807,341	9.50	672,784
6.95	440,000	9.32	—
15.00	21,000	8.25	21,000
45.30	1,000	7.17	1,000
	1,335,841		696,284

The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option-pricing model as prescribed by SFAS 123R using the following assumptions:

	Year ended December 31, 2004	Year ended December 31, 2005	Year ended December 31, 2006
Expected term (years)	3.5	3.0	4.65
Risk free interest rate	4.3%	4.4%	4.9%
Volatility	90%	90%	92%
Dividends	0.00%	0.00%	0.00%
Resulting weighted average grant date fair value	$4.16	$2.37	$4.46

The expected term assumption was estimated using past history of early exercise behavior and expectations about future behaviors.

The expected volatility assumption was based on the historical volatility of peer companies over the expected term of the option awards.

The weighted average risk-free interest rate represents interest rate for treasury constant maturities published by the Federal Reserve Board. If the term of available treasury constant maturity instruments is not equal to the expected term of an employee option, Cyclacel uses the weighted average of the two Federal Reserve securities closest to the expected term of the employee option.

In the first quarter of 2006 prior to the completion of the Stock Purchase, 1,750,000 shares of Group preferred stock were granted to certain directors, officers and a former director. These shares converted to 648,412 shares of restricted common stock of the Company on completion of the Stock Purchase. Because the shares granted are not subject to additional future vesting or service requirements, the stock-based compensation expense of $5,181,000 recorded in the first quarter of 2006 constitutes the entire grant-date fair value of this award, and no future period charges will be recorded. The stock is restricted only in that it cannot be sold for a specified period of time. There are no vesting requirements. The fair value of the stock granted was $7.99 per share based on the market price of the Company’s common stock on the date of grant. There were no discounts applied for the effects of the restriction, since the value of the restriction is considered to be de minimis. Certain of the restricted stock was issued as a replacement for the previously held stock-based compensation awards and the incremental fair value of the restricted stock over the original award at the date of replacement has been charged to expense during the year ended December 31, 2006. Of the $5,181,000 charge, $3,165,000 was reported as a component of research and development expense and $2,016,000 was reported as a component of general and administrative expense.

There were no stock option exercises for the year ended December 31, 2006. No income tax benefits would have been recorded if there had been stock option exercises. SFAS 123R prohibits recognition of tax benefits for exercised stock options until such benefits are realized. As Cyclacel presently has tax loss carry forwards from prior periods and expect to incur tax losses in 2006, the Company would not be able to benefit from the deduction for exercised stock option in the current reporting period.

Cash used to settle equity instruments granted under share-based payment arrangements amounted to $Nil during all periods presented.

14	Restructuring

As a result of strategic decisions taken by Xcyte in March 2005 the Company restructured its operations and reduced its workforce. In connection with this restructuring Xcyte recorded charges and made provisions for termination benefits, lease restructuring, asset impairment and sales tax assessment.

The table below presents a summary of and reconciliation of those provisions for the year ended December 31, 2006;

	December 31, 2006
	Lease restructuring charges	Sales tax assessment	Total
	$000	$000	$000
Balance at March 27, 2006 (as assumed on Stock Purchase)	2,731	270	3,001
Cash payments	(612)	—	(612)
Adjustments for lease-related deferred expenses and liabilities	225	—	225
Balance at December 31, 2006	2,344	270	2,614

Lease restructuring charges

Under the stock purchase agreement Cyclacel assumed the accrued restructuring liability in relation to the Bothell manufacturing facility. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses. Under the current terms of the lease, the Company’s payment obligations expire December 1, 2010. Market conditions for subleasing space in Bothell are currently considered poor primarily due to overabundance of available space. Accretion expense related to the liability was recorded commencing in October 2005. This represents the Company’s best estimate of the fair value of the liability as determined under SFAS No. 146, ‘Accounting for Costs Associated with Exit or Disposal Activities.’ Subsequent changes in the liability due to accretion, or changes in estimates of sublease assumptions, etc. will be recognized as adjustments to restructuring charges in future periods.

The Company records payments of rent related to the Bothell facility as a reduction in the amount of the accrued restructuring liability. Accretion expense, which is also reflected as a restructuring charge, is recognized due to the passage of time. Based on current projections of estimated sublease income, the Company expects to record additional accretion expense of approximately $299,000 over the remaining term of the lease.

Sales tax assessment

In connection with the abandonment of the leasehold improvements in the Seattle and Bothell facilities and the sale of assets in late 2005 the Company has been subjected to a state sales tax audit by the Department of Revenue of the State of Washington. In January 2006, the Company received tax assessments from the Department of Revenue of the State of Washington with respect to its utilization of the high-technology sales and use tax deferral program. Under the high-technology sale and use tax deferral program qualified Washington companies, such as the Company, are allowed to defer sales tax on purchases of qualified assets used in research and development activities. The deferred sales taxes are then forgiven by the State, generally over a period of eight years. According to the assessments, if the deferral program requirements continue to be met, the tax assessment will be waived. The total tax liability assessed by the State of Washington equals approximately $1 million. The Company’s management believes that the majority of the assets which previously qualified for the State of Washington sales tax deferral program continue to qualify as they have been retained by the Company or have been or will be sold or transferred to a qualified entity for qualified purposes. The Company is in the process of discussing the potential sales tax liability with the Department of Revenue of the State of Washington and have appealed the assessment. The appeal is based on an evaluation of the extent to which the abandoned and disposed of assets have been rendered obsolete, sold or leased to eligible entities that continue to use the assets for purposes qualified under the program. The ultimate amount of the assessment that will be payable is dependent upon rulings and interpretations of the State tax laws related to this program. Based on an evaluation of the underlying asset dispositions and State tax law, management believes that the potential loss from the ultimate settlement of the assessment ranges from $270,000 to $1 million. Based on this evaluation the Company continues to accrue $270,000 plus related estimated interest costs of $24,000 as a State tax assessment in 2006 and such amounts are included in the accompanying balance sheet as a component of accrued liabilities.

15	Pension Plans

The Company operates a defined contribution group personal pension plan for substantially all of its employees. Company contributions to the plan totaled $206,035, $188,277 and $175,029 in the years ended December 31, 2004, 2005 and 2006, respectively.

16	Taxes

In the accompanying Consolidated Statements of Operations, ‘Loss before taxes’ includes the following components for the years ended December 31, 2004, 2005 and 2006:

	Year ended December 31, 2004	Year ended December 31, 2005	Year ended December 31, 2006
	$000	$000	$000
Domestic	—	—	(1,919)
Foreign	(25,198)	(19,948)	(29,584)
Total loss before taxes	(25,198)	(19,948)	(31,503)

The benefit for income taxes consists of the following:

	Year ended December 31, 2004	Year ended December 31, 2005	Year ended December 31, 2006
	$000	$000	$000
Current – foreign	2,456	1,900	2,245

The Company has made a taxable loss in each of the operating periods since incorporation. The income tax credits of $2,456,000, $1,900,000 and $2,245,000 for the years ended December 31, 2004, 2005 and 2006, respectively, represent U.K. research and development tax credits receivable against such expenditures in the United Kingdom.

A reconciliation of the (benefit) provision for income taxes with the amount computed by applying the statutory federal tax rate to loss before income taxes is as follows:

	Year ended December 31, 2004	Year ended December 31, 2005	Year ended December 31, 2006
	$000	$000	$000
Loss before income taxes	(25,198)	(19,948)	(31,503)
Income tax expense computed at statutory federal tax rate	(7,558)	(5,984)	(10,710)
Disallowed expenses and non-taxable income	4,516	2,629	4,655
Tax losses	3,043	3,355	4,863
Research and development tax relief	(3,071)	(2,375)	(2,796)
Research and development tax credit rate difference	614	475	559
Foreign tax rate differential	—	—	1,184
	(2,456)	(1,900)	(2,245)

Significant components of the Company’s deferred tax assets are shown below:

	2005	2006
	$000	$000
Net operating loss carryforwards	22,680	30,072
Depreciation, amortization and impairment of property and equipment	(237)	390
Lease restructuring charges	—	797
	22,443	31,259
Valuation allowance for deferred tax assets	(22,443)	(31,259)
Net deferred taxes	—	—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. A valuation allowance has been established, as realization of such assets is uncertain.

In certain circumstances, as specified in the Tax Reform Act of 1986, due to ownership changes, the Company’s ability to utilize its net operating loss carryforwards may be limited. However, the Company’s overseas subsidiary has, subject to agreement with the United Kingdom’s H.M. Revenue & Customs, the following tax losses and accumulated tax losses available for carry forward against future operations, which under U.K. tax laws do not expire:

	2005	2006
	$000	$000
Accumulated tax losses	75,600	97,980

17    Subsequent Events

Private placement

On February 16, 2007, Cyclacel raised net proceeds of $33.3 million in a ‘registered direct’ offering through the sale of shares of its common stock and warrants to institutional investors. Approximately 4.2 million shares of its common stock were issued at a price of $8.44 per share. In addition, approximately 1.06 million seven-year common stock purchase warrants were issued to the investors granting them the right to purchase its common stock at a price of $8.44 per share.

18    Selected Quarterly Information (unaudited)

The following unaudited quarterly financial information includes, in management’s opinion, all the normal and recurring adjustments necessary to fairly state the results of operations and related information for the periods presented.

	For the three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	$000, except per share amounts
Revenues	151	36	83	117
Loss before taxes	(11,709)	(7,638)	(6,035)	(6,121)
Net loss applicable to ordinary shareholders	(14,176)	(6,942)	(5,432)	(5,535)
Net loss per share – basic and diluted	$(2.09)	$(0.48)	$(0.34)	$(0.34)

	For the three months ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	$000, except per share amounts
Revenues	56	71	159	70
Loss before taxes	(5,857)	(5,481)	(3,577)	(5,033)
Net loss applicable to ordinary shareholders	(8,343)	(8,033)	(5,943)	(7,605)
Net loss per share – basic and diluted	$(1.26)	$(1.21)	$(0.90)	$(1.14)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Operating Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2006, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Operating Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b)    Management’s Annual Report on Internal Control Over Financial Reporting:

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Operating Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)    Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

(2)    Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(3)    Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the

supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm.

(c)    Attestation Report of the Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Cyclacel Pharmaceuticals, Inc.

We have audited management’s assessment, included in the accompanying ‘Management’s Report on Internal Control Over Financial Reporting,’ that Cyclacel Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cyclacel Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Cyclacel Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Cyclacel Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cyclacel Pharmaceuticals, Inc. as of

December 31, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006 and for the period from August 13, 1996 (inception) to December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

London, England

March 16, 2007

Item 9B.    Other information

None.

PART III

The information required by Part III is omitted from this report because the Company will file a definitive proxy statement with the SEC within 120 days after the end of the fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held on May 21, 2007, and the information to be included in the proxy statement is incorporated herein by reference.

Item 10.    Directors and Executive Officers and Corporate Governance

The information required by Item 10 is incorporated herein by reference from the Company’s definitive proxy statement which will be filed with the SEC within 120 days after the end of the Company’s 2006 fiscal year pursuant to Regulation 14A for its annual meeting to be held on May 21, 2007.

Item 11.    Executive Compensation

The information required by Item 11 is incorporated herein by reference from the Company’s definitive proxy statement which will be filed with the SEC within 120 days after the end of the Company’s 2006 fiscal year pursuant to Regulation 14A for its annual meeting to be held on May 21, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders matters

The information required by Item 12 is incorporated herein by reference from the Company’s definitive proxy statement which will be filed with the SEC within 120 days after the end of the Company’s 2006 fiscal year pursuant to Regulation 14A for its annual meeting to be held on May 21, 2007.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference from the Company’s definitive proxy statement which will be filed with the SEC within 120 days after the end of the Company’s 2006 fiscal year pursuant to Regulation 14A for its annual meeting to be held on May 21, 2007.

Item 14.    Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference from the Company’s definitive proxy statement which will be filed with the SEC within 120 days after the end of the Company’s 2006 fiscal year pursuant to Regulation 14A for its annual meeting to be held on May 21, 2007.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report are as follows:

(1)	Financial Statements and Report of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedules

None required.

(3)	Exhibits

Exhibits are incorporated herein by reference or are filed with this report as indicated below.

EXHIBIT NUMBER	DESCRIPTION
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of President & Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Operating Officer and Executive Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President & Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Operating Officer and Executive Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Berkeley Heights on the 16th of March, 2007.

CYCLACEL PHARMACEUTICALS, INC.
By: /s/ Paul McBarron Paul McBarron Chief Operating Officer & Executive Vice President, Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Spiro Rombotis	President & Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2007

Spiro Rombotis

/s/ Paul McBarron	Chief Operating Officer & Executive Vice President, Finance (Principal Financial and Accounting Officer) and Director	March 16, 2007

Paul McBarron

/s/ Dr. David U’Prichard	Chairman	March 16, 2007

Dr. David U’Prichard

/s/ Dr. Christopher Henney	Vice Chairman	March 16, 2007

Dr. Christopher Henney

/s/ Sir John Banham	Director	March 16, 2007

Sir John Banham

/s/ Pierre Legault	Director	March 16, 2007

Pierre Legault

/s/ Prof. Gordon McVie	Director	March 16, 2007

Prof. Gordon McVie

/s/ Daniel Spiegelman	Director	March 16, 2007

Daniel Spiegelman