Form 10-Q
period 2007-03-31
Cyclacel Pharmaceuticals, Inc.
filed 2007-05-09
CIK 1130166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-50626

CYCLACEL PHARMACEUTICALS, INC.

(Exact name of Registrant as Specified in Its Charter)

DELAWARE	91-1707622
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
200 CONNELL DRIVE, SUITE 1500, BERKELEY HEIGHTS, NJ	07922
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (908) 517 7330

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

As of May 9, 2007 there were 20,407,659 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

INDEX

			Page
PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements	3
		Condensed Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006	3
		Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 (unaudited) and the period from August 13, 1996 (inception) to March 31, 2007 (unaudited)	4
		Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2007 and 2006 (unaudited) and the period from August 13, 1996 (inception) to March 31, 2007 (unaudited)	5
		Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (unaudited) and the period from August 13, 1996 (inception) to March 31, 2007 (unaudited)	6
		Notes to Condensed Consolidated Financial Statements (unaudited)	8
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
	Item 4.	Controls and Procedures	25
PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	26
	Item 1A.	Risk Factors	26
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
	Item 3.	Defaults Upon Senior Securities	42
	Item 4.	Submission of Matters to a Vote of Security Holders	42
	Item 5.	Other Information	42
	Item 6.	Exhibits	42
	Signature		43

PART I.    FINANCIAL INFORMATION

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2006	As of March 31, 2007
	(Note 1) $000	(Unaudited) $000
ASSETS
Current assets:
Cash and cash equivalents	44,238	75,215
Short-term investments	9,764	5,536
Prepaid expenses and other current assets	4,163	4,480
Total current assets	58,165	85,231
Property, plant and equipment (net)	2,121	2,025
Deposits and other assets	241	241
Goodwill	2,749	2,749
Total assets	63,276	90,246
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	2,175	2,076
Accrued liabilities	3,324	2,468
Other current liabilities	290	173
Derivative liability	1,135	867
Current portion of other accrued restructuring charges	908	976
Current portion of equipment financing	89	19
Total current liabilities	7,921	6,579
Other accrued restructuring charges, net of current	1,436	1,229
Warrants liability	—	6,292
Total liabilities	9,357	14,100
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2006 and March 31, 2007, respectively; 2,046,813 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively. Aggregate preference in liquidation of $20,673,000 at December 31, 2006 and March 31, 2007	2	2
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2006 and March 31, 2007, respectively; 16,157,953 and 20,407,659 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	16	20
Additional paid-in capital	194,714	221,861
Accumulated other comprehensive loss	(2,537)	(2,571)
Deficit accumulated during the development stage	(138,276)	(143,166)
Total stockholders’ equity	53,919	76,146
Total liabilities and stockholders’ equity	63,276	90,246

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31		Period from August 13, 1996 (inception) to March 31,
	2006	2007	2007
	$000, except per share and share amounts
Revenues:
Collaboration and research and development revenue	95	10	3,000
Grant revenue	56	42	3,519
	151	52	6,519
Operating expenses:(2)
Research and development	(8,004)	(3,977)	(125,952)
General and administrative	(3,915)	(2,632)	(38,585)
Other restructuring costs	—	(80)	(305)
Total operating expenses	(11,919)	(6,689)	(164,842)
Operating loss	(11,768)	(6,637)	(158,323)
Other income (expense):
Costs associated with aborted 2004 IPO	—	—	(3,550)
Change in valuation of derivative	—	(40)	(255)
Change in valuation of warrants	—	458	458
Interest income	127	828	9,435
Interest expense	(68)	(51)	(3,967)
Total other income (expense)	59	1,195	2,121
Loss before taxes	(11,709)	(5,442)	(156,202)
Income tax benefit	360	552	13,036
Net loss	(11,349)	(4,890)	(143,166)
Dividends on Preferred Ordinary shares	(2,827)	—	(38,123)
Net loss applicable to ordinary shareholders	(14,176)	(4,890)	(181,289)
Net loss per share – basic and diluted	$(2.09)	$(0.27)
Weighted average shares(1)	6,793,293	18,188,350

(1) Weighted average shares have been adjusted to reflect the equivalent Xcyte shares and equity structure.
(2) Amounts include stock-based compensation, consisting of stock-based compensation expense under SFAS 123R, the amortization of deferred stock-based compensation and the value of options issued to non-employees for services rendered, allocated as shown below:

	For the three months ended March 31,		Period from August 13, 1996 (inception) to March 31,
	2006	2007	2007
	$000	$000	$000
Research and development	4,546	290	8,386
General and administrative	2,425	253	4,310
	6,971	543	12,696

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended March 31,		Period from August 13, 1996 (inception) to March 31,
	2006	2007	2007
	$000	$000	$000
Net loss	(11,349)	(4,890)	(143,166)
Currency translation	(1,853)	(34)	(2,576)
Comprehensive loss	(13,202)	(4,924)	(145,742)

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,		Period from August 13, 1996 (inception) to March 31,
	2006	2007	2007
	$000	$000	$000
Cash flows from operating activities:
Net loss	(11,349)	(4,890)	(143,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of investment premiums, net	—	(20)	(49)
Change in valuation of derivative	—	40	255
Change in valuation of warrants	—	(458)	(458)
Depreciation and amortization	274	241	9,330
Unrealized foreign exchange loss	—	8	3,377
Deferred revenue	—	—	(98)
Compensation for warrants issued to non employees	—	—	1,215
Shares issued for IP rights	—	—	446
Loss on disposal of property, plant and equipment	—	—	27
Stock based compensation	6,971	543	12,697
Provision for restructuring	—	80	305
Amortization of issuance costs of Preferred Ordinary ‘‘C’’ shares	—	—	2,517
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(10)	(308)	(3,855)
Accounts payable and other current liabilities	1,778	(1,299)	(1,629)
Net cash used in operating activities	(2,336)	(6,063)	(119,086)
Investing activities:
Purchase of property, plant and equipment	(46)	(142)	(6,811)
Proceeds from sale of property, plant and equipment	—	—	26
Short-term investments on deposit, net of maturities	7,181	4,249	(1,709)
Net cash provided by (used in) investing activities	7,135	4,107	(8,494)
Financing activities:
Payment of capital lease obligations	(62)	(71)	(3,691)
Proceeds from issuance of ordinary and preferred ordinary shares, net of issuance costs	—	—	90,858
Proceeds from issuance of common stock and warrants, net of issuance costs	—	33,358	75,984
Payment of preferred stock dividend	—	(307)	(1,228)
Repayment of government loan	—	—	(455)
Government loan received	—	—	414
Loan received from Cyclacel Group Plc	—	—	9,103
Proceeds of committable loan notes issued from shareholders	—	—	8,883

	For the three months ended March 31,		Period from August 13, 1996 (inception) to March 31,
	2006	2007	2007
	$000	$000	$000
Loans received from shareholders	—	—	1,645
Cash and cash equivalents assumed on stock purchase	17,915	—	17,915
Costs associated with stock purchase	(1,951)	—	(1,951)
Net cash provided by financing activities	15,902	32,980	197,477
Effect of exchange rate changes on cash and cash equivalents	(111)	(47)	5,318
Net increase in cash and cash equivalents	20,701	31,024	69,897
Cash and cash equivalents at beginning of period	3,117	44,238	—
Cash and cash equivalents at end of period	23,707	75,215	75,215
Supplemental disclosure of cash flows information:
Cash received during the period for:
Interest	364	800	9,285
Taxes	—	—	10,739
Cash paid during the period for:
Interest	(119)	(45)	(868)
Schedule of non-cash transactions:
Acquisitions of equipment purchased through capital leases	—	—	3,470
Issuance of Ordinary shares in connection with license agreements	—	—	592
Issuance of Ordinary shares on conversion of bridging loan	—	—	1,638
Issuance of Preferred Ordinary ‘‘C’’ shares on conversion of secured convertible loan notes and accrued interest	—	—	8,893
Issuance of Ordinary shares in lieu of cash bonus	—	—	164

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CYCLACEL PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company is a development-stage biopharmaceutical company dedicated to the discovery, development and eventual commercialization of novel, mechanism-targeted drugs to treat human cancers and other serious disorders. As a development stage enterprise, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual properties, raising capital and recruiting and training personnel. The Company was incorporated in the state of Delaware in 1996 and is headquartered in Berkeley Heights, New Jersey with research facilities located in the United Kingdom.

The accompanying unaudited condensed consolidated financial statements as of March 31, 2007 and for the three month periods ended March 31, 2006 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cyclacel Pharmaceuticals, Inc. have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes related thereto for the year ended December 31, 2006 included in the Company’s annual report on Form 10-K filed with the SEC on March 16, 2007.

2.    Registered Direct Equity Offering

On February 16, 2007, the Company raised $36 million in gross proceeds, before deducting placement agent fees and estimated offering expenses of $2.6 million, in a ‘‘registered direct’’ offering through the sale of shares of its common stock and warrants. The Company entered into subscription agreements with these investors pursuant to which it has sold approximately 4.2 million units, each unit consisting of one share of common stock and a seven-year warrant to purchase 0.25 shares of common stock, at a purchase price of $8.47125 per unit. The purchase price for the shares and the exercise price for the warrants was $8.44 per share, the closing bid price for the Company’s common stock on February 12, 2007. Investors in the financing paid $0.125 per warrant. The Company has issued 4,249,668 shares of common stock and warrants to purchase 1,062,412 shares of common stock.

The Company has valued the warrants at $6.3 million using a Black-Scholes pricing model with the following factors: risk free interest rate of 4.58%, volatility of 85%, dividend yield of 0% and a life of 6.88 years. Emerging Issues Task Force (‘‘EITF’’) 00-19, ‘‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’’ requires freestanding contracts that are settled in a Company’s own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. The Company reviews the classification of its contracts at each balance sheet date.

Pursuant to EITF Issue No. 00-19, since the Company is unable to control all the events or actions necessary to settle the warrants in registered shares the warrants have been recorded as long-term liabilities at fair value. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statements of operations. The change in fair value recognized in the financial statements during the first quarter of 2007 was $458,000.

In connection with the issuance of the common stock and warrants, the Company incurred placement agent fees, legal fees and other expenses of approximately $2.6 million which have been charged to Additional Paid in Capital on the consolidated balance sheet.

3.     STOCK BASED COMPENSATION

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

There are 1,615,795 shares of Cyclacel common stock reserved for issue under the equity incentive plans. A resolution to approve the amendment of the 2006 Equity Incentive Plan, (‘‘2006 Plan’’), to increase the number of shares of common stock issuable thereunder by an additional 1,384,205 shares, to an aggregate of 3,000,000 shares will be voted on by stockholders at the annual meeting of the Company in May 2007.

As of the date of this report, a total of 1,592,091 options have been granted pursuant to the equity incentive plans. In the first quarter of 2007, we granted 256,250 stock options to our non-executive directors under the 2006 Plan which vest ratably over the four years to March 8, 2011. The total fair value of all options granted under the 2006 Plan is $6,704,000. In respect of these options, $3,642,000 of compensation expense has not been recognized at March 31, 2007. A summary of activity for the options under our share option plans for the three months ended March 31, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Balance as of January 1, 2007	1,335,841	$6.72	9.44	—
Granted	256,250	$7.80	10.00	—
Exercised	—	—	—	—
Expired	—	—	—	—
Cancelled/forfeited	—	—	—	—
Balance as of March 31, 2007	1,592,091	$5.62	9.32	—
Unvested at March 31, 2007	828,528	$7.05	9.41	—
Vested and exercisable at March 31, 2007	763,563	$6.69	9.22	—

The fair value of the stock options granted during the quarter is calculated at each reporting date using the Black-Scholes option-pricing model prescribed by SFAS 123R using the following assumptions:

For the three months ended March 31, 2007
Expected term	4.25 years
Risk free interest rate	4.56%
Volatility	70%
Dividends	0.00%
Resulting weighted average grant date fair value	$4.48

The expected term assumption was estimated using past history of early exercise behavior and expectations about future behaviors.

The expected volatility assumption was based on the historical volatility of our common stock since the merger with Xcyte Therapies, Inc. on March 27, 2006 together with an analysis of the historical volatilities of a peer group of similar biotechnology companies.

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

There were no stock option exercises for the period ended March 31, 2007. No income tax benefits would have been recorded if there had been stock option exercises. SFAS 123R prohibits recognition of tax benefits for exercised stock options until such benefits are realized. As the Company presently has tax loss carry forwards from prior periods and expects to incur tax losses in 2007, the Company would not be able to benefit from the deduction for exercised stock options in the current reporting period.

Cash used to settle equity instruments granted under share-based payment arrangements amounted to $Nil during all periods presented.

4.    COMMITMENTS AND CONTINGENCIES

In 2005, the Company recorded an accrued restructuring liability associated with abandoning the facility in Bothell, Washington. The lease term on this space expires December 2010. The restructuring liability was computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses. The accrual balance was adjusted in 2006 to reflect a change in estimate due to continued deterioration in the local real estate market. As of March 31, 2007 the accrued restructuring liability was $2.2 million. This represents the Company’s best estimate of the fair value of the liability. Subsequent changes in the liability due to accretion, or changes in estimates of sublease assumptions, etc. will be recognized as adjustments to restructuring charges in future periods.

The Company records payments of rent related to the Bothell facility as a reduction in the amount of the accrued restructuring liability. Accretion expense is recognized due to the passage of time, which is also reflected as a restructuring charge. Based on our current projections of estimated sublease income and a discount rate of 7.8%, the Company expects to record additional accretion expense of approximately $269,000 over the remaining term of the lease.

In connection with the abandonment of the Seattle and Bothell facilities and the related sale of assets in late 2005 the Company has been subjected to a State sales tax audit by the Department of Revenue of the State of Washington. In this connection the Company accrued $270,000 in the year ended December 31, 2006 as a State tax assessment. There has been no change in the Company’s assessment of the liability and the $270,000 remains included in the accompanying balance sheet as a component of accrued liabilities.

5.    MERGER

On March 27, 2006, Xcyte Therapies, Inc., or Xcyte, completed the Stock Purchase Agreement with Cyclacel Group plc whereby Xcyte acquired all of Cyclacel Limited’s, (‘‘Limited’’), outstanding shares of common stock from Cyclacel Group plc. Xcyte changed its name to Cyclacel Pharmaceuticals, Inc., or Cyclacel, and Cyclacel was listed on the Nasdaq Global Market under the ticker symbol CYCC. The transaction was considered a ‘‘reverse merger’’ and was accounted for as a purchase by Cyclacel under accounting principles generally accepted in the United States. Accordingly, the purchase price was allocated among the fair values of the assets and liabilities of Xcyte, while the historical results of Limited are reflected in the results of the combined company. The 1,967,966 shares of Xcyte common stock outstanding, the 2,046,813 preferred stock outstanding and the outstanding Xcyte options, were considered as the basis for determining the consideration in the reverse merger transaction.

Merger Purchase Price

The consolidated financial statements reflect the merger of Limited with Xcyte as a reverse acquisition wherein Limited is deemed to be the acquiring entity from an accounting perspective. Under the purchase method of accounting, Xcyte’s outstanding shares of common and preferred stock were valued using the average closing price on Nasdaq for the two days prior to through the two days subsequent to the announcement of the transaction date of December 15, 2005 of $4.38 (as adjusted for a reverse stock split) and $3.72 per share for common stock and preferred stock, respectively. There were 1,967,967 shares of common stock and 2,046,813 shares of preferred stock outstanding as of March 27, 2006. The fair values of the Xcyte outstanding stock options were determined using the Black-Scholes option pricing model with the following assumptions: stock price of $4.38 (as adjusted for the reverse stock split), volatility of 0.97; risk-free interest rate of 4.0%; and an expected life of three months.

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

	For the three months ended March 31,
	2006	2007
	$000	(Actual) $000
Revenues	5,151	52
Loss before taxes	(9,457)	(5,442)
Net loss applicable to ordinary shareholders	(14,751)	(4,890)
Net loss per share-basic and diluted	$(2.17)	(0.27)
Weighted average shares	6,793,293	18,188,350

6.    STOCKHOLDERS’ EQUITY

2006 Equity Incentive Plan

As of March 31, 2007, a total of 1,568,591 options, of the aggregate of 1,615,795 common stock issuable, have been issued under the 2006 Plan. The annual meeting of Cyclacel Pharmaceuticals, Inc. will be held on May 21, at which time the stockholders are being requested to approve the amendment of the 2006 Plan to increase the number of shares of common stock issuable thereunder by an additional 1,384,205 shares, to an aggregate of 3,000,000 shares.

Registered Direct Equity Offering

On February 16, 2007, the Company raised $36 million in gross proceeds, before deducting placement agent fees and estimated offering expenses of $2.6 million, in a ‘‘registered direct’’ offering through the sale of shares of its common stock and warrants. The Company entered into subscription agreements with these investors pursuant to which it has sold approximately 4.2 million units, each unit consisting of one share of common stock and a seven-year warrant to purchase 0.25 shares of common stock, at a purchase price of $8.47125 per unit. The purchase price for the shares and the exercise price for the warrants was $8.44 per share, the closing bid price for the Company’s common stock on February 12, 2007. Investors in the financing paid $0.125 per warrant. The Company has issued 4,249,668 shares of common stock and warrants to purchase 1,062,412 shares of common stock.

Because the warrants issued in the ‘‘registered direct’’ are classified as a liability, the net proceeds received from offering must be allocated using a residual approach (based on the guidance in DIG Issue B-6). Under this approach, the fair value of the warrants is first determined using a Black-Scholes-Merton model. Then, any remaining proceeds (net of transaction costs) are allocated to the shares that were issued in the offering.

In connection with the issuance of the common stock and warrants, the Company incurred placement agent fees, legal fees and other expenses of approximately $2.6 million which have been charged to Additional Paid-in Capital on the consolidated balance sheet.

7.    RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’, an interpretation of SFAS 109, ‘‘Accounting for Income Taxes’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements by prescribing a minimum probability threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides related guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company adopted FIN 48 as of January 1, 2007. Due to the relatively simple operational nature of the Company, as well as the fact that the Company has incurred net operating losses since inception, the Company believes that its tax filing positions and deductions are more likely than not to be sustained on audit and does not anticipate any adjustments that will result in a material change in its financial position. Therefore, no reserves for uncertain tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48, nor has the Company recognized any interest or penalties related to uncertain tax positions in the statement of operations for the period ended March 31, 2007. Although no interest and penalties have been recognized, the Company, upon adoption of FIN 48, has elected a policy to classify any future interest and penalties as a component of interest expense. Tax years that remain subject to examination by taxing authorities include:

•	2005 and 2006 in the UK

•	2006 in the US

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

In February 2007, the FASB issued Statement of Financial Standards No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (‘‘SFAS 159’’) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows and results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain statements that may be deemed ‘‘forward-looking statements’’ within the meaning of United States securities laws. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Factors that could cause results to differ materially from those projected or implied in the forward looking statements are set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, as updated below under the caption ‘‘Item 1A — Risk factors’’.

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

In this report, ‘‘Cyclacel,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘us,’’ and ‘‘our’’ refer to Cyclacel Pharmaceuticals, Inc.

Overview

We are a development-stage biopharmaceutical company dedicated to the discovery, development and eventual commercialization of novel, mechanism-targeted drugs to treat human cancers and other serious disorders. Our core area of expertise is in cell cycle biology, or the processes by which cells divide and multiply. We focus primarily on the discovery and development of orally available anticancer agents that target the cell cycle with the aim of slowing the progression or shrinking the size of tumors, and enhancing quality of life and improving survival rates of cancer patients. We are generating several families of anticancer drugs that act on the cell cycle including Cyclin Dependent kinase (CDK) and Aurora kinase (AK) inhibitors. Although a number of pharmaceutical and biotechnology companies are currently attempting to develop CDK inhibitor drugs, we believe that our drug candidate, seliciclib, is the only orally available CDK inhibitor drug candidate currently in Phase IIb trials.

We are advancing three of our anticancer drug candidates, seliciclib, sapacitabine and CYC116 through in-house research and development activities. Seliciclib is currently being studied in a Phase IIb, multi-center, randomized, double-blinded trial to evaluate the efficacy and safety of seliciclib as a third line treatment in patients with non-small cell lung cancer (NSCLC). The APPRAISE study builds on the observation of prolonged stable disease experienced by heavily-pretreated NSCLC patients enrolled in a Phase I study of single agent seliciclib. We also plan to commence in 2007 a Phase II study of single agent seliciclib in nasopharyngeal carcinoma. Sapacitabine, our orally available nucleoside analog, has completed Phase I studies in approximately 150 patients at five centers in the United States. Sapacitabine has completed two Phase I studies evaluating 87 patients in refractory solid tumors. We are currently conducting a Phase Ib dose escalation clinical trial with sapacitabine for the treatment of patients with advanced malignancies with approximately 38 patients enrolled to date. Sapacitabine is planned to begin enter Phase II studies in 2007 in both hematological cancers and solid tumors. We announced the first study on April 30, 2007, when we initiated a Phase II clinical trial in patients with advanced cutaneous T-cell lymphoma. We are also developing CYC116, a novel inhibitor of Aurora kinases A and B and VEGFR2 for the treatment of cancer and we plan to commence Phase I clinical trials following the recent submission of an investigational new drug application to the Federal Drug Application. We have worldwide rights to commercialize seliciclib, sapacitabine and CYC116 and our business strategy is to enter into selective partnership arrangements with these programs. We are also progressing further novel drug series, principally for cancer, which are at earlier stages. Taken together, our pipeline covers all four phases of the cell cycle, which we believe will improve the chances of successfully developing and commercializing novel drugs that work on their own or in combination with approved conventional chemotherapies or with other targeted drugs to treat human cancers.

Our corporate headquarters is located in Berkeley Heights, New Jersey, with our main research facility located in the United Kingdom.

From our inception in 1996 through March 31, 2007, we have devoted substantially all our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of March 31, 2007, our accumulated deficit during the development stage was $143.2 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical, pre-clinical and other drugs currently in development. Our operating expenses comprise research and development expenses and general and administrative expenses.

To date, we have not generated any product revenue but have financed our operations and internal growth through private placements, licensing revenue, interest on investments, government grants and research and development tax credits. We have received proceeds from the issuances of equity interests of $166.8 million from inception through March 31, 2007 which includes $33.4 million raised from the registered direct offering through the sale of shares of common stock and warrants in the first quarter of 2007. Our revenue has consisted of collaboration and grant revenue. We have recognized revenues from inception through March 31, 2007 of $6.5 million of which $3.0 million is derived from fees under collaborative agreements and $3.5 million of grant revenue from various United Kingdom and European government grant awards. We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue for the foreseeable future. We have also received $10.7 million from H.M. Revenue & Customs for research and development tax credits since inception.

Results of Operations

As explained in detail above in ‘‘5. Merger’’ the transaction with Xcyte was accounted for as a reverse merger and Cyclacel Limited was considered to have acquired Xcyte on March 27, 2006. As a consequence the comparative period for the three-month period ended March 31, 2006 reflects the results of Cyclacel Limited only while the current three-month period ended March 31, 2007 reflects the results of the combined companies from January 1, 2007 through March 31, 2007.

Revenues

The following table summarizes the components of our revenues for the three-month periods ended March 31, 2006 and 2007:

	Three months ended March 31,
	2006	2007	$ Difference	% Difference
	(unaudited)	(unaudited)
	(in thousands)
Collaboration and research and development revenue	$95	$10	$(85)	(89.5)%
Grant revenue	56	42	(14)	(25.0)%
Total revenue	$151	$52	$(99)	(65.6)%

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

The following table provides information with respect to our research and development expenditure for the three-month periods ended March 31, 2006 and 2007:

	Three months ended March 31,
	2006	2007	$ Difference	% Difference
	(unaudited)	(unaudited)
	(in thousands)
Seliciclib	$249	$902	$653	262.2%
Sapacitabine	428	432	4	0.9%
CYC116	1,831	481	(1,350)	(73.7)%
Other costs related to research and development programs, management and exploratory research	5,496	2,162	(3,334)	(60.7)%
Total research and development expenses	$8,004	$3,977	$(4,027)	(50.3)%

Total research and development expenses represented 67.2% and 59.5% of our operating expenses for the three-month periods ended March 31, 2006, and 2007, respectively.

Research and development expenditure decreased 50.3% or $4.0 million from $8.0 million in the three-month period ended March 31, 2006 to $4.0 million in the three-month period ended March 31, 2007. The overall reduction relates primarily to; a decrease in the charge for stock-based compensation of $4.2 million (see further explanation below) and expenditure on CYC116 as the program was in full preclinical studies during 2006 offset by increases in seliciclib expenditure which commenced Phase IIb trials in June 2006.

Stock-based compensation expense attributable to research and development was $4.5 million and $0.3 million for the three-month periods ended March 31, 2006 and 2007, respectively.  Stock-based compensation is discussed below in greater detail.

The future

We plan to increase our investment in our research and development programs to further enhance our clinical and regulatory capabilities to allow us to advance the development of our drug candidates.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. These costs are not broken out for reporting purposes. The following table summarizes the general and administrative expenses for the three-month periods ended March 31, 2006 and 2007:

	Three months ended March 31,
	2006	2007	$ Difference	% Difference
	(unaudited)	(unaudited)
	(in thousands)
Total general and administrative expenses	$3,915	$2,632	$(1,283)	(32.8)

Total general and administrative expenses represented 32.8% and 39.3% of our operating expenses for the three-month periods ended March 31, 2006 and 2007, respectively.

Our general and administrative expenditure decreased $1.3 million from $3.9 million in the three-month period ended March 31, 2006 to $2.6 million in the three-month period ended March 31, 2007. The reduction in expenses was primarily attributable to a reduction in stock-based compensation cost of $2.1 million offset by an increase in other general and administrative expenses primarily related to the increased costs of operating as a public company of $0.8 million. This increase in costs was primarily due to $0.3 million for audit, accountancy and other costs related to regulatory filings, $0.2 million for compensation and recruitment.

There was an increase in restructuring costs of $0.1 million for additional accretion expense related to the Bothell lease.

Stock-based compensation related to general and administrative expense for the three-month periods ended March 31, 2006 and 2007 was $2.4 million and $0.3 million, respectively.  Stock-based compensation is discussed below in greater detail.

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

Stock based compensation expenses

We adopted SFAS 123R on January 1, 2006. Stock based compensation expenses includes charges/(credits) related to options issued to employees, directors and non-employees.

The following table summarizes the components of our stock based compensation for the three-month periods ended March 31, 2006 and 2007:

	Three months ended March 31,
	2006	2007	$ Difference	% difference
	(unaudited)	(unaudited)
	(in thousands)
Research and development related	$4,546	$290	$(4,256)	(93.6)%
General and administrative related	2,425	253	(2,172)	(89.6)%
Total stock based compensation	$6,971	$543	$(6,428)	(92.2)%

For the three-month periods ended March 31, 2006 and 2007 we recognized a stock-based compensation charge of $7.0 million and $0.5 million, respectively.

Our stock-based compensation charge for the three-month period ended March 31, 2006 of $7.0 million, is comprised of (i) $5.2 million related to restricted stock granted to certain employees and directors and (ii) $1.8 million due to the acceleration of vesting of options due to the Stock Purchase.

In the first quarter of 2007, we granted 256,250 stock options to our non-executive directors under the 2006 Plans which vest ratably over the four years to March 8, 2011. Our stock-based compensation charge for the three-month period ended March 31, 2007 of $0.5 million, relates to options granted in 2006 and the first quarter of 2007 under the 2006 Plans.

The future

We may from time to time continue to grant options or other stock-based awards, which will result in an expense, to our employees, directors and, as appropriate, to non-employee service providers. In addition, previously-granted options will continue to vest in accordance with their terms. The total fair value of all options granted under the 2006 Plans is $6,704,000. In respect of these options, $3,642,000 of compensation expense has not been recognized at March 31, 2007.

Restructuring charge

The following table summarizes the restructuring charges for the three-month periods ended March 31, 2006 and 2007:

	Three months ended March 31,
	2006	2007	$ Difference	% difference
	(unaudited)	(unaudited)
	(in thousands)
Total restructuring charge	$—	$80	$80	—

In March 2006, the Company assumed an accrued restructuring liability in relation to the Bothell manufacturing facility, calculated as the net present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses. In September 2006, the Company entered into an Exclusive Subleasing Agency Agreement in an attempt to achieve the successful sublet of the facility. The current market assessment from our real estate agent is that it remains difficult to lease space in the Bothell area and the original estimate of obtaining an early tenant was optimistic. On the basis that the real estate agents projected an improvement in the real estate market in 2007 we assessed that the facility may have a possibility of being sub let by the beginning of 2008, albeit at a reduced capacity. As a result of this, we have recorded an additional provision in the first quarter of 2007 of $80,000 in recognition of reduced projected sub-lease income sublease agreement. No such restructuring expense was recognized in the three-month period ended March 31, 2006.

Future

As at March 31, 2007 the restructuring liability associated with exiting the Bothell facility was $2.2 million accounting for the estimated fair value of the remaining lease payments, net of estimated sub-lease income. The restructuring liability is subject to a variety of assumptions and estimates. We review these assumptions and estimates on a quarterly basis and will adjust the accrual if necessary. These changes can be material.

Other income (expense)

Other income (expense) is comprised of the change in valuation of the derivative, change in the valuation of the warrants, interest income and interest expense. The following table summarizes the other income (expense) for the three-month periods ended March 31, 2006 and 2007:

	Three months ended March 31,
	2006	2007	$ Difference	% difference
	(unaudited)	(unaudited)
	(in thousands)
Change in valuation of derivative	$—	$(40)	$(40)	(100.0)%
Change in valuation of warrants	—	458	458	100.0%
Interest income	127	828	701	552.0%
Interest expense	(68)	(51)	17	(25.0)%
Total other income (expense)	$59	$1,195	$1,136	1,925.4%

The change in derivative value of $40,000 during the three-month period ended March 31, 2007 is associated with the dividend make-whole payment on our outstanding convertible exchangeable preferred stock. No such derivative valuation expense was recognized during the three-month period ended March 31, 2006.

The change in valuation of warrants relates to the issue of warrants to purchase shares of common stock under the registered direct financing completed in February 2007. We have concluded that the warrants must be liability-classified and the Company recorded the fair value of the warrants as long-term liabilities. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statements of operations. The change in fair value recognized in the financial statements during the first quarter of 2007 was $458,000.

The increase in interest income of $0.7 million from $0.1 million during the three-month period ended March 31, 2006 to $0.8 million during the three-month period ended March 31, 2007 is primarily attributable to higher average balances of cash and cash equivalents and short-term investments throughout the second, third and fourth quarters of 2006 following receipt of $42.6 million, being the proceeds of our private placement in the second quarter and the $21.6 million of cash and cash equivalents and short-term investments assumed on the Stock Purchase, and the first quarter of 2007 following the receipt of $33.4 million being the proceeds of our registered direct offering in February 2007.

Interest expense in the three-month period ended March 31, 2007 has decreased by $17,000 as compared to the same period in 2006. During the three-month period ended March 31, 2006 interest expenses resulted primarily from interest associated with a government loan, the principal of which was repaid in the fourth quarter of 2005. No such interest expense was recognized in the three-month period ended March 31, 2006. During the three-month period ended March 31, 2007 interest expenses resulted primarily from accretion expense associated with the Bothell lease restructuring provision. No such accretion expense was recognized in the three-month period ended March 31, 2006.

The future

The valuation of the dividend make-whole payment will continue to be re-measured at the end of each reporting period. The valuation of the derivative is dependent upon many factors, including estimated market volatility, and may fluctuate significantly, which may have a significant impact on our statement of operations.

The valuation of the liability-classified warrants will continue to be re-measured at the end of each reporting period. The valuation of the warrants is dependent upon many factors, including estimated market volatility, and may fluctuate significantly, which may have a significant impact on our statement of operations.

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

The following table summarizes research and development tax credits for the three-month periods ended March 31, 2006 and 2007:

	Three months ended March 31,
	2006	2007	$ Difference	% difference
	(unaudited)	(unaudited)
	(in thousands)
Total income tax benefit	$360	$552	$192	53.3%

Research and development tax credits recoverable have increased by $0.2 million from $0.4 million during the three-month period ended March 31, 2006 to $0.6 million during the three-month period ended March 31, 2007. This increase was a reflection of an increase in income taxes available for recovery. The increased income taxes available to recover relate to taxes paid in connection with bonuses accrued in 2006 and paid to directors and employees in the first quarter of 2007.

Future

We expect the company to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as at March 31, 2006 and 2007:

	March 31, 2006	March 31, 2007	$ Difference	% Difference
	(Unaudited)	(Unaudited)
	(in thousands)
Cash and cash equivalents	$23,707	$75,215	$51,508	217.3%
Short-term investments, available for sale	6,918	5,536	(1,382)	(20.0)%
Total cash and cash equivalents and short-term investments, available for sale	$30,625	$80,751	$50,126	163.7%
Current assets	$34,003	$85,231	$51,228	150.7%
Current liabilities	10,951	6,579	(4,372)	(39.9)%
Working capital	$23,052	$78,652	$55,600	241.2%

We believe that existing funds together with cash generated from operations are sufficient to satisfy our planned working capital, capital expenditures, debt service and other financial commitments at least through 2008.

At March 31, 2007, we had cash and cash equivalents and short-term investments of $80.8 million. Since our inception, we have not generated any significant product revenue and have relied primarily on the proceeds from sales of equity and preferred securities to finance our operations and internal growth. Additional funding has come through interest on investments, licensing revenue, government grants and research and development tax credits. We have incurred significant losses since our inception. As of March 31, 2007, Cyclacel had an accumulated deficit of $143.2 million.

At March 31, 2006, we had cash and cash equivalents and short-term investments of $30.6 million, as compared to $80.8 million at March 31, 2007. This higher balance at March 31, 2007 was primarily due to the receipt of net proceeds of $42.6 million from the private placement in the second quarter of 2006 and the receipt of net proceeds of $33.4 million from the registered direct offering in the first quarter of 2007.

The following is a summary of our contractual obligations and other commitments relating to our facilities, equipment leases and purchases as at March 31, 2007, and the effect such obligations could have on our liquidity:

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Capital lease obligations	$19	$19	$—	$—	$—
Operating lease obligations	9,198	2,154	4,336	2,196	512
Purchase obligations	2,146	2,146	—	—	—
Total	$11,363	$4,319	$4,336	$2,196	$512

We also currently have a number of contractual arrangements with our partners under which milestone payments totaling $23.4 million would be payable subject to achievement of all the specific contractual milestones and our decision to continue with these projects. Under these contractual arrangements, we make annual payments that do not and will not exceed $0.1 million.

Cash provided by (used in) operating , investing and financing activities for the three-month periods ended March 31, 2006 and 2007, is summarized as follows:

	Three months ended March 31,
	2006	2007
	(Unaudited)	(Unaudited)
	(in thousands)
Net cash used in operating activities	$(2,336)	$(6,063)
Net cash provided by investing activities	$7,135	$4,107
Net cash provided by financing activities	$15,902	$32,980

Operating activities

Net cash used in operating activities increased $3.7 million, from $2.3 million in the three-month period ended March 31, 2006 to $6.0 million in the three-month period ended March 31, 2007.

Net cash used in operating activities during the three-month period ended March 31, 2006 of $2.3 million resulted from our net operating loss of $11.3 million, adjusted for material non-cash activities comprising depreciation and amortization, and non-cash stock based compensation expense, amounting to $7.2 million, and net increase in working capital of $1.8 million, primarily due to a net increase in accounts payable and accrued expenses.

Net cash used in operating activities during the three-month period ended March 31, 2007 of $6.1million resulted from our net operating loss of $4.9 million, adjusted for material non-cash activities comprising amortization of investment premiums (discounts), change in valuation of derivative, change in valuation of liability-classified warrants, depreciation and amortization, non-cash stock based compensation expense and provision for restructuring costs, amounting to $0.4 million and net decrease in working capital due to a decrease in amounts receivable combined with a net decrease in accounts payable and accrued expenses.

Investing activities

Net cash provided by investing activities decreased $3.0 million, from $7.1 million in the three-month period ended March 31, 2006 to $4.1 million in the three-month period ended March 31, 2007.

Net cash provided by investing activities during the three-month periods ended March 31, 2006 and 2007 resulted primarily from the sale and maturity of our short-term investments, the proceeds of which were used to fund our operating activities.

Capital spending is vital to our research and development initiatives and to maintain our operational capabilities. During the three-month periods ended March 31, 2006 and 2007 we used cash of $0.1 million in each period to develop our research facilities in both Dundee, Scotland and Cambridge, England, to acquire smaller, but key items, of research and development equipment and replacement items essential to support our information technology function and to complete the refurbishment of our new corporate head quarters in Berkeley Heights, New Jersey.

Financing activities

Net cash provided by financing activities increased $17.1 million, from $15.9 million in the three-month period ended March 31, 2006 to $33.0 million in the three-month period ended March 31, 2007.

During the three-month period ended March 31, 2006 the net cash provided by financing activities related primarily to the $21.6 million of cash, cash equivalents and short term investments assumed on the Stock Purchase offset by costs associated with the Stock purchase of $2.0 million and the payment of capital lease obligations.

During the three-month period ended March 31, 2007 the net cash provided by financing activities related to $33.4 million in net proceeds from our registered direct financing, offset by the payment of our preferred stock dividend of $0.3 million and by payment of capital lease obligations.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a product candidate has been approved by the U.S. Food and Drug Administration (‘‘FDA’’) or similar regulatory agencies in other countries and successfully commercialized. We currently anticipate that our cash, cash equivalents, marketable securities and proceeds from the private placement will be sufficient to fund our operations at least through 2008. However, we will need to raise substantial additional funds to continue our operations. We cannot be certain that any of our programs will be successful or that we will be able to raise sufficient funds to complete the development and commercialize any of our product candidates currently in development, should they succeed. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

Stock-based Compensation

On January 1, 2006, we adopted SFAS 123R. Under SFAS 123R, the fair value of stock options and other equity-based compensation must be recognized as expense in the statements of operations over the requisite service period of each award. Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, SFAS No. 123 and complied with the disclosure requirements of SFAS No. 148. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of our ordinary shares and the exercise price. SFAS 123R defines a ‘‘fair value’’ based method of accounting for an employee stock option or similar equity investment.

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

In July 2001, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, ‘‘Business Combinations,’’ and SFAS No. 142, ‘‘Goodwill and Other Intangible Assets’’. Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if there are indicators such assets may be impaired) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their estimated useful lives. There were no triggering events calling into question the recoverability of goodwill during the three-month period ended March 31, 2007.

Warrants liability

Emerging Issues Task Force (‘‘EITF’’) 00-19, ‘‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’’ requires freestanding contracts that are settled in a Company’s own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. The Company reviews the classification of its contracts at each balance sheet date.

Pursuant to EITF Issue No. 00-19, since the Company is unable to control all the events or actions necessary to settle the warrants in registered shares the warrants have been recorded as long-term liabilities at fair value. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statements of operations. The change in fair value recognized in the financial statements during the first quarter of 2007 was $458,000.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest Rate Risk

Our short-term investments as of March 31, 2007 consisted of $1.9 million in corporate bonds and $3.6 million in federal agency obligations with contractual maturities of one year or less. Due to the short-term nature of our investments, we believe that our exposure to market interest rate fluctuations is minimal. The corporate bonds in which we invest are rated ‘‘A’’ or better by both Moody’s and Standard and Poor’s. Our cash and cash equivalents are held primarily in highly liquid money market accounts. A hypothetical 10% change in short-term interest rates from those in effect at March 31, 2007 would not have a significant impact on our financial position or our expected results of operations. We do not currently hold any derivative financial instruments with interest rate risk.

Foreign Currency Risk

We are exposed to foreign currency rate fluctuations related to the operation of our subsidiary in the United Kingdom. At the end of each reporting period, income and expenses of the subsidiary are remeasured into U.S. dollars using the average currency rate in effect for the period and assets and liabilities are remeasured into U.S. dollars using either historical rates or the exchange rate in effect at the end of the relevant period. We currently do not engage in foreign currency hedging; however, we have entered into certain contracts denominated in foreign currencies and therefore, we are subject to currency exchange risks. As of March 31, 2007 differences on foreign currency translation of $34,000 are shown as a movement in other comprehensive income. In the three months ended March 31, 2007 exchange rate differences of $63,000 were charged in the statement of operations.

Valuation Risk

Derivate instruments

The Company’s convertible exchangeable preferred stock issued in November 2004 remained in place following completion of the Stock Purchase. The terms of the convertible exchangeable preferred stock include a dividend make-whole payment feature. This feature is considered to be an embedded derivative and was valued on the balance sheet at $867,000 at March 31, 2007. As the fair value of this derivative may fluctuate significantly from period to period, the resulting change in valuation may have a significant impact on our results of operations.

Warrants

On February 16, 2007, the Company issued common stock and warrants. Pursuant to EITF Issue No. 00-19 the Company recorded the fair value of the warrants as long-term liabilities. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statements of operations. The change in fair value recognized in the financial statements during the first quarter of 2007 was $458,000. As the fair value of this derivative may fluctuate significantly from period to period, the resulting change in valuation may have a significant impact on our results of operations.

Item 4.    Controls and Procedures

Spiro Rombotis, our President and Chief Executive Officer, and Paul McBarron, our Chief Operating Officer and Executive Vice President, Finance, after evaluating the effectiveness of our ‘‘disclosure controls and procedures’’ (as defined in Securities Exchange Act Rule 13a-15(e)), have concluded that as of March 31, 2007 our disclosure controls and procedures are effective.

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

We have incurred operating losses in each year since beginning operations in 1997 due to costs incurred in connection with our research and development activities and general and administrative costs associated with our operations, and we may never achieve profitability. As of March 31, 2007, our accumulated deficit was $143.1 million. Our net loss for the three months ended March 31, 2006 and 2007 was $14.2 million and $4.8 million respectively. Our net loss attributable to ordinary shareholders from inception through March 31, 2007 was $181.2 million. Our initial drug candidates are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of its drugs. We expect to incur continued losses for several years, as we continue our research and development of our initial drug candidates, seek regulatory approvals and commercialize any approved drugs. If our initial drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

Clinical trials are expensive and complex, can take many years and have uncertain outcomes. We estimate that clinical trials of our most advanced drug candidates will continue for several years, but may take significantly longer to complete. The designs used in some of the trials have not been used widely by other pharmaceutical companies. Failure can occur at any stage of the testing and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of our current or future drug candidates, including but not limited to:

•	delays in securing clinical investigators or trial sites for its clinical trials;

•	delays in obtaining institutional review board, or IRB, and other regulatory approvals to commence a clinical trial;

•	slower than anticipated rates of patient recruitment and enrollment or reaching the targeted number of patients;

•	negative or inconclusive results from clinical trials;

•	unforeseen safety issues;

•	uncertain dosing issues;

•	introduction of new therapies or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications obsolete;

•	inability to monitor patients adequately during or after treatment or problems with investigator or patient compliance with the trial protocols;

•	inability to replicate in large controlled studies safety and efficacy data obtained from a limited number of patients in uncontrolled trials; and

•	inability or unwillingness of medical investigators to follow our clinical protocols.

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

Adverse or inconclusive results from our clinical trials may substantially delay, or halt entirely, any further development of our drug candidates. Many companies have failed to demonstrate the safety or effectiveness of drug candidates in later stage clinical trials notwithstanding favorable results in early stage clinical trials. Previously unforeseen and unacceptable side effects could interrupt, delay or halt clinical trials of our drug candidates and could result in the FDA or other regulatory authorities denying approval of our drug candidates. We will need to demonstrate safety and efficacy for specific indications of use, and monitor safety and compliance with clinical trial protocols throughout the development process. To date, long-term safety and efficacy has not been demonstrated in clinical trials for any of our drug candidates. Toxicity and ‘‘severe adverse effects’’ as defined in trial protocols have been noted in preclinical and clinical trials involving certain of our drug candidates. For example, elevations of liver enzymes and decrease in potassium levels have been observed in some patients receiving our lead drug candidate, seliciclib and neutropenia was observed in patients receiving sapacitabine. In addition, we may pursue clinical trials for seliciclib in more than one indication. There is a risk that severe toxicity observed in a trial for one indication could result in the delay or suspension of all trials involving the same drug candidate. We are currently conducting Phase II clinical trials to test the safety and efficacy of seliciclib and sapacitabine in patients with advanced cancers. If these trials or any future trials are unsuccessful, our business and reputation could be harmed and our share price could be negatively affected.

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

We are making extensive use of biomarkers, which are not yet scientifically validated, and our reliance on biomarker data may thus lead us to direct our resources inefficiently.

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

We plan to market drugs on our own, with or without a partner, that can be effectively commercialized and sold in concentrated markets that do not require a large sales force to be competitive. To achieve this goal, we will need to establish our own specialized sales force, marketing organization and supporting distribution capabilities. The development and commercialization of our drug candidates is very expensive. To the extent we elect to fund the full development of a drug candidate or the commercialization of a drug at our expense, we will need to raise substantial additional funding to:

•	fund research and development and clinical trials connected with its research;

•	fund clinical trials and seek regulatory approvals;

•	build or access manufacturing and commercialization capabilities;

•	implement additional internal control systems and infrastructure;

•	commercialize and secure coverage, payment and reimbursement of our drug candidates, if any such candidates receive regulatory approval;

•	maintain, defend and expend the scope of our intellectual property; and

•	hire additional management and scientific personnel.

Our future funding requirements will depend on many factors, including:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	the costs and timing of seeking and obtaining regulatory approvals;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs associated with establishing sales and marketing capabilities;

•	the costs of acquiring or investing in businesses, products and technologies;

•	the effect of competing technological and market developments; and

•	the payment, other terms and timing of any strategic alliance, licensing or other arrangements that we may establish.

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

We are engaged in a rapidly changing and highly competitive field. We are seeking to develop and market products that will compete with other products and drugs that currently exist or are being developed. We compete with companies that are developing small molecule drugs, as well as companies that have developed drugs or are developing alternative drug candidates for cancer or other serious disorders where there is abnormal cell proliferation. We believe that other companies are currently developing drugs targeting cancer that may compete with our drug candidates, including Astex, AstraZeneca, Eisai, Kyowa Hakko, Onconova, Pfizer, Schering AG, and Sunesis. Although Aventis, a predecessor of Sanofi-Aventis, had previously announced that it has ceased Phase II development of alvocidib or flavopiridol, a CDK inhibitor, we believe that the National Cancer Institute’s Cancer Therapy Evaluation Program is continuing to enroll patients in a Phase II trial and that Sanofi-Aventis has reinitiated development of alvocidib in Phase III clinical trials in patients with chronic leukemia. Several pharmaceutical and biotechnology companies have nucleoside analogs on the market or in clinical trials for oncology indications, Clavis Pharmaceuticals, Eli Lilly, Genzyme, GlaxoSmithKline and Supergen. A number of companies are pursuing discovery and research activities in each of the other areas that are the subject of our research and drug development programs. We believe that Astex, AstraZeneca, Merck, jointly with Vertex, Millennium, Nerviano Medical Sciences and Serono have commenced Phase II or Phase I clinical trials of Aurora kinase inhibitors in patients with advanced cancers. Several companies have reported selection of Aurora kinase inhibitor candidates for development, including Entremed and Sunesis, and may have started or are expected to start clinical trials within the next twelve months. We believe that Boehringer Ingelheim and Onconova have entered clinical development with Plk inhibitor candidates for oncology indications.

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

There is uncertainty related to coverage, reimbursement and payment by healthcare providers and payors for newly approved drugs. The inability or failure to obtain coverage could affect its ability to market our future drugs and decrease our ability to generate revenue.

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

In some countries, pricing of prescription drugs is subject to government control. In such countries, pricing negotiations with governmental authorities can take three to 12 months or longer following application to the competent authorities. To obtain reimbursement or pricing approval in such countries may require conducting an additional clinical trial comparing the cost-effectiveness of the drug to other alternatives. In the United States, the Medicare Part D drug benefit implemented in 2006 will limit drug coverage through formularies and other cost and utilization management programs, while Medicare Part B limits drug payments to a certain percentage of average price or through restrictive payment policies of ‘‘least costly alternatives’’ and ‘‘inherent reasonableness.’’ Our business could be materially harmed if coverage, reimbursement or pricing is unavailable or set at unsatisfactory levels.

We may be exposed to product liability claims that may damage our reputation and we may not be able to obtain adequate insurance.

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

Our commercial success depends in large part on obtaining and maintaining patent and trade secret protection for our drug candidates, the methods used to manufacture those drug candidates and the methods for treating patients using those drug candidates. Specifically our two lead drug candidates have composition of matter patents that expire at the earliest case at 2016 and 2014 respectively. Failure to obtain, maintain or extend the patents could adversely affect our business. We will only be able to protect our drug candidates and our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

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

There is a risk that we are infringing or will infringe the proprietary rights of third parties because patents and pending applications belonging to third parties exist in the United States, the European Union and elsewhere in the world in the areas our research explores. Others might have been the first to make the inventions covered by each of our or our licensors’ pending patent applications and issued patents and might have been the first to file patent applications for these inventions. In addition, because the patent application process can take several years to complete, there may be currently pending applications, unknown to us, which may later result in issued patents that cover the production, manufacture, commercialization or use of our drug candidates. In addition, the production, manufacture, commercialization or use of our product candidates may infringe existing patents of which we are not aware. Numerous third-party United States and foreign issued patents and pending applications exist in the area of kinases, including CDK, Aurora and Plk for which we have research programs. Because patent applications can take several years to issue, there may be pending applications that may result in issued patents that cover our technologies or product candidates. For example, some pending patent applications contain broad claims that could represent freedom to operate limitations for some of our kinase programs should they be issued unchanged. If we wish to use the technology or compound claimed in issued and unexpired patents owned by others, we will need to obtain a license from the owner, enter into litigation to challenge the validity of the patents or incur the risk of litigation in the event that the owner asserts that we infringe its patents. In one case we have opposed a European patent relating to human aurora kinase. We are also aware of a corresponding U.S. patent containing method of treatment claims for specific cancers using aurora kinase modulators which, if held valid, could potentially restrict the use of our aurora kinase inhibitors once clinical trials are completed.

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

If patents issued to third parties contain valid claims that cover our compounds or their manufacture or uses relevant to our development plans, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. We are aware of several published patent applications, and understand that others may exist, that could support claims that, if granted, could cover various aspects of our developmental programs, including in some cases particular uses of our lead drug candidate, seliciclib, sapacitabine or other therapeutic candidates, or gene sequences and techniques that we use in the course of our research and development. In addition, we understand that other applications exist relating to potential uses of seliciclib and sapacitabine that are not part of our current clinical programs for these compounds. Although we intend to continue to monitor these applications, we cannot predict what claims will ultimately be allowed and if allowed what their scope would be. If a patent is issued that covers our compounds or their manufacture or uses or screening assays related to our development plans then we may not be in a position to commercialize the related drug candidate unless we successfully pursue litigation to have that patent invalidated or enter into a licensing arrangement with the patent holder. Any such litigation would be time consuming and costly, and its outcome would not be guaranteed, and we cannot be certain that we would be able to enter into a licensing arrangement with the patent holder on commercially reasonable terms. In either case, our business prospects could be materially adversely affected. In one case we have opposed a granted European patent related to human aurora kinase. We are also aware of a corresponding US patent containing method of treatment claims for specific cancers using aurora kinase modulators, which if held valid, could potentially restrict the use of certain of our aurora kinase inhibitors.

We have limited experience attempting to comply with public company obligations. Attempting to comply with these requirements will increase our costs and require additional management resources, and we still may fail to comply.

As a newly public company, we face and will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. Compliance with the Sarbanes Oxley Act of 2002, as well as other rules of the SEC, the Public Company Accounting Oversight Board and The Nasdaq Global Market has resulted in a significant initial cost to us as well as an ongoing increase in our legal, audit and financial compliance costs. As a public company, we are subject to Section 404 of the Sarbanes Oxley Act relating to internal control over financial reporting and although we have developed processes to evaluate our internal controls for purposes of Section 404, we cannot assure that our internal control over financial reporting will prove to be effective.

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

•	disclosure of actual or potential clinical results with respect to product candidates we are developing;

•	regulatory developments in both the United States and abroad;

•	developments concerning proprietary rights, including patents and litigation matters;

•	public concern about the safety or efficacy of our product candidates or technology, or related technology, or new technologies generally;

•	concern about the safety or efficacy of our product candidates or technology,or related technology, or new technologies generally;

•	public announcements by our competitors or others; and

•	general market conditions and comments by securities analysts and investors.

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

We are incorporated in Delaware. Anti-takeover provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws may make a change in control or efforts to remove management more difficult. Also, under Delaware, our board of directors may adopt additional anti-takeover measures.

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

Our amended and restated certificate of incorporation and amended and restated bylaws also provides staggered terms for the members of our board of directors. Under Section 141 of the Delaware General Corporation Law, our directors may be removed by stockholders only for cause and only by vote of the holders of a majority of voting shares then outstanding. These provisions may prevent stockholders from replacing the entire board in a single proxy contest, making it more difficult for a third party to acquire control of us without the consent of our board of directors. These provisions could also delay the removal of management by the board of directors with or without cause. In addition, our directors may only be removed for cause and amended and restated bylaws limit the ability of our stockholders to call special meetings of stockholders.

Under Section 203 of the Delaware General Corporation Law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors could use this provision to prevent changes in management. The existence of the foregoing provisions could limit the price investors might be willing to pay in the future for shares of our common stock.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14 (a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Berkeley Heights, New Jersey, on May 9, 2007.

CYCLACEL PHARMACEUTICALS, INC.
Dated: May 9, 2007	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer and Executive Vice President, Finance