Form 10-Q
period 2007-06-30
Cyclacel Pharmaceuticals, Inc.
filed 2007-08-09
CIK 1130166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-50626

CYCLACEL PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1707622
(State or other jurisdiction of incorporation or organization)	(IRS Employer Id. No.)

200 CONNELL DRIVE, SUITE 1500
BERKELEY HEIGHTS, NJ 07922

(Address of principal executive offices)

Registrant’s telephone number, including area code:    (908) 517-7330

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and larger accelerated filer’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer                         Accelerated filer                         Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

As of August 8, 2007 there were 20,433,167 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In $000s, except share amounts)

	December 31, 2006	June 30, 2007
	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	44,238	43,842
Short-term investments	9,764	30,814
Prepaid expenses and other current assets	4,163	5,590
Total current assets	58,165	80,246
Property, plant and equipment (net)	2,121	2,303
Deposits and other assets	241	241
Goodwill	2,749	2,749
Total assets	63,276	85,539
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	2,175	1,985
Accrued liabilities	3,324	3,098
Other current liabilities	290	166
Derivative liability	1,135	591
Warrant liability	—	4,886
Current portion of other accrued restructuring charges	908	926
Current portion of equipment financing	89	—
Total current liabilities	7,921	11,652
Other accrued restructuring charges, net of current	1,436	1,057
Total liabilities	9,357	12,709
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2006 and June 30, 2007, respectively; 2,046,813 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively. Aggregate preference in liquidation of $20,673,000 at December 31, 2006 and June 30, 2007.	2	2
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2006 and June 30, 2007, respectively; 16,157,953 and 20,433,167 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively	16	20
Additional paid-in capital	194,714	222,497
Accumulated other comprehensive loss	(2,537)	(2,928)
Deficit accumulated during the development stage	(138,276)	(146,761)
Total stockholders’ equity	53,919	72,830
Total liabilities and stockholders’ equity	63,276	85,539

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In $000s, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from August 13, 1996 (inception) to June 30,
	2006	2007	2006	2007	2007

Revenues:
Collaboration and research and development revenue	30	—	125	10	3,000
Grant revenue	6	31	62	74	3,551
	36	31	187	84	6,551
Operating expenses:
Research and development	(5,133)	(4,316)	(13,137)	(8,293)	(130,268)
General and administrative	(3,030)	(2,187)	(6,945)	(4,819)	(40,772)
Other restructuring costs	—	—	—	(81)	(306)
Total operating expenses	(8,163)	(6,503)	(20,082)	(13,193)	(171,346)
Operating loss	(8,127)	(6,472)	(19,895)	(13,109)	(164,795)
Other income (expense):
Costs associated with aborted 2004 IPO	—	—	—	—	(3,550)
Change in valuation of derivative	(98)	(30)	(98)	(70)	(285)
Change in valuation of warrants	—	1,406	—	1,864	1,864
Interest income	645	986	772	1,814	10,421
Interest expense	(58)	(48)	(126)	(100)	(4,016)
Total other income (expense)	489	2,314	548	3,508	4,434
Loss before taxes	(7,638)	(4,158)	(19,347)	(9,601)	(160,361)
Income tax benefit	696	563	1,056	1,116	13,600
Net loss	(6,942)	(3,595)	(18,291)	(8,485)	(146,761)
Dividends on Preferred Ordinary shares	—	—	(2,827)	—	(38,123)
Net loss applicable to ordinary shareholders	(6,942)	(3,595)	(21,118)	(8,485)	(184,884)
Net loss per share – basic and diluted	$(0.48)	$(0.18)	$(2.00)	$(0.44)
Weighted average shares	14,321,218	20,410,224	10,578,051	19,305,425

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In $000s)
(Unaudited)

	Six Months Ended June 30,		Period from August 13, 1996 (inception) to June 30,
	2006	2007	2007
Cash flows from operating activities:
Net loss	(18,291)	(8,485)	(146,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of investment premiums, net	5	(131)	(160)
Change in valuation of derivative	98	70	285
Change in valuation of warrants	—	(1,864)	(1,864)
Depreciation and amortization	603	478	9,567
Unrealized foreign exchange (gain) loss	—	(887)	2,482
Deferred revenue	—	—	(98)
Compensation for warrants issued to non employees	—	—	1,215
Shares issued for IP rights	—	—	446
Gain (loss) on disposal of property, plant and equipment	(3)	—	27
Stock based compensation	9,057	1,016	13,170
Provision for restructuring	—	81	305
Amortization of issuance costs of Preferred Ordinary ‘‘C’’ shares	—	—	2,517
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,144	(1,322)	(4,869)
Accounts payable and other current liabilities	(3,037)	(742)	(1,071)
Net cash used in operating activities	(10,424)	(11,786)	(124,809)
Investing activities:
Purchase of property, plant and equipment	(70)	(622)	(7,291)
Proceeds from sale of property, plant and equipment	18	—	26
Short-term investments on deposit, net of maturities	12,397	(20,953)	(26,911)
Net cash provided by (used in) investing activities	12,345	(21,575)	(34,176)
Financing activities:
Payment of capital lease obligations	(128)	(89)	(3,709)
Proceeds from issuance of ordinary and preferred ordinary shares, net of issuance costs	—	—	90,858
Proceeds from issuance of common stock and warrants, net of issuance costs	42,626	33,359	75,985
Net proceeds from stock options and warrants exercised	—	163	163
Payment of preferred stock dividend	(307)	(614)	(1,535)
Repayment of government loan	—	—	(455)
Government loan received	—	—	414
Loan received from Cyclacel Group Plc	—	—	9,103
Proceeds of committable loan notes issued from shareholders	—	—	8,883
Loans received from shareholders	—	—	1,645
Cash and cash equivalents assumed on stock purchase	17,915	—	17,915
Costs associated with stock purchase	(1,951)	—	(1,951)
Net cash provided by financing activities	58,155	32,819	197,316
Effect of exchange rate changes on cash and cash equivalents	(92)	146	5,511
Net increase (decrease) in cash and cash equivalents	60,076	(542)	38,331
Cash and cash equivalents at beginning of period	3,117	44,238	—
Cash and cash equivalents at end of period	63,101	43,842	43,842

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In $000s)
(Unaudited)

	Six Months Ended June 30,		Period from August 13, 1996 (inception) to June 30,
	2006	2007	2007
Supplemental disclosure of cash flows information:
Cash received during the period for:
Interest	704	1,659	10,144
Taxes	1,906	—	10,739
Cash paid during the period for:
Interest	(537)	(87)	(910)
Schedule of non-cash transactions:
Acquisitions of equipment purchased through capital leases	—	—	3,470
Issuance of Ordinary shares in connection with license agreements	—	—	592
Issuance of Ordinary shares on conversion of bridging loan	—	—	1,638
Issuance of Preferred Ordinary ‘‘C’’ shares on conversion of secured convertible loan notes and accrued interest	—	—	8,893
Issuance of Ordinary shares in lieu of cash bonus	—	—	164

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CYCLACEL PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Cyclacel Pharmaceuticals, Inc. (‘‘Cyclacel’’ or the ‘‘Company’’) is a development-stage biopharmaceutical company dedicated to the discovery, development and eventual commercialization of novel, mechanism-targeted drugs to treat human cancers and other serious disorders. As a development stage enterprise, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual properties, raising capital and recruiting and training personnel. The Company was incorporated in the state of Delaware in 1996 and is headquartered in Berkeley Heights, New Jersey with research facilities located in the United Kingdom.

The condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 and related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2006 is derived from the audited consolidated financial statements included in the annual report filed on Form 10-K with the Securities and Exchange Commission (the ‘‘SEC’’). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States for interim financial information and in accordance with the instructions of the SEC on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet as of June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and 2006 and consolidated statement of cash flows for the six months ended June 30, 2007 and 2006 have been made. The results for the three and six months ended June 30, 2007 is not necessarily indicative of the results to be expected for the year ending December 31, 2007 or for any other year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the SEC.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period, and the costs related to the merger with Xcyte Therapies, Inc. (‘‘Xcyte’’) on March 27, 2006. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.

Supplemental Financial Information:

Loss per Share

Basic and diluted loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted weighted average shares outstanding excludes shares underlying stock options; convertible preferred stock; make-whole dividend payments of common stock on convertible preferred stock and common stock warrants, since the effects would be anti-dilutive. Accordingly, basic and diluted loss per share is the same. Such excluded shares are summarized as follows:

	June 30, 2006	June 30, 2007
Stock options	1,222,481	1,663,473
Convertible preferred stock	870,980	870,980
Make-whole dividend payments of common stock on convertible preferred stock	190,608	190,608
Common stock warrants	2,572,653	3,634,703
Total shares excluded from calculation	4,856,722	6,359,764

Other Comprehensive Loss

In accordance with Financial Accounting Standards Board Statement (‘‘FASB’’), Statement of Financial Accounting Standards (‘‘SFAS’’) No. 130, ‘‘Reporting Comprehensive Income, (‘‘SFAS 130’’) all components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss).

	For the three months ended June 30,		For the six months ended June 30,
	2006	2007	2006	2007
	($000s)
Net loss	(6,942)	(3,595)	(18,291)	(8,485)
Unrealized gain (loss) on marketable securities	—	(34)	—	(34)
Currency translation	403	(323)	500	(357)
Comprehensive loss	(6,539)	(3,952)	(17,791)	(8,876)

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31, 2006	June 30, 2007
	($000s)
Accrued research and development	1,406	1,794
Other accrued liabilities	1,918	1,304
Total accrued liabilities	3,324	3,098

3.    STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted FASB, Statement No. 123R, ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’). SFAS 123R requires the Company to measure all share-based payment awards, including those with employees, granted, modified, repurchased or cancelled after, or that were unvested as of, January 1, 2006 at fair value. Under SFAS 123R, the fair value of stock options and other equity-based compensation must be recognized as expense in the statements of operations over the requisite service period of each award.

At the Company’s annual shareholder meeting on May 21, 2007, the stockholders approved and amended the number of shares reserved under the 2006 Equity Incentive Plan (‘‘2006 Plan’’) to 3,000,000 shares of the Company’s common stock from 1,615,795. The shares reserved under the 2006 Plan have a maximum maturity of 10 years and generally vest over 4 years from the date of grant. For the three and six months ended June 30, 2007, the Company granted 97,500 and 353,750 stock options, respectively, to its employees and directors under the 2006 Plan which vest ratably over four years. For the three and six months ended June 30, 2006, the Company granted 827,619 stock options to its employees and directors. Based on the Black-Scholes option-pricing method, the total fair value of all options granted under the 2006 Plan is $7.2 million, of which $3.6 million of share based compensation will be recognized as compensation over the remaining vesting periods. A summary of activity for the options under the Company’s share option plans for the six months ended June 30, 2007 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in $000s)
Options outstanding at December 31, 2006	1,335,841	$6.42	9.44	—
Granted	353,750	$7.58	9.77	—
Exercised	(25,508)	$6.40	—	—
Expired	—	—	—	—
Cancelled / forfeited	(610)	$6.40	—	—
Options outstanding at June 30, 2007	1,663,473	$6.58	9.00	147,639
Unvested at June 30, 2007	858,750	$6.49	9.58	69,217
Vested and exercisable at June 30, 2007	804,723	$6.67	8.38	78,422

Summarized Black-Scholes option pricing model assumptions for stock option grants to employees and directors for three and six months ended June 30, 2006 and 2007:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2007	2006	2007
Expected term	3 Yrs	5 – 6 Yrs	3 Yrs	4.25 – 6 Yrs
Risk free interest rate	5.06%	4.97 – 5.07%	5.06%	4.56 – 5.07%
Volatility	90%	70 – 80%	90%	70 – 80%
Dividends	—	—	—	—
Resulting weighted average grant fair value	$3.77	$4.72	$3.77	$4.54

The expected term assumption was estimated using past history of early exercise behavior and expectations about future behavior.

The expected volatility assumption was based on the historical volatility of the Company’s common stock since the merger with Xcyte on March 27, 2006 together with an analysis of the historical volatilities of a peer group of similar biotechnology companies.

The weighted average risk-free interest rate represents interest rate for treasury constant maturities published by the Federal Reserve Board. If the term of available treasury constant maturity instruments is not equal to the expected term of an employee option, the Company uses the weighted average of the two Federal Reserve securities closest to the expected term of the employee option.

Dividend yield has been assumed to be zero as (a) the Company has never declared or paid any dividends and (b) does not currently anticipate paying any cash dividends on our outstanding shares of common stock in the foreseeable future.

The Company received $0.2 million from the exercise of 25,508 stock options during the second quarter of 2007. No income tax benefits have been recorded associated with these stock option exercises. SFAS 123R prohibits recognition of tax benefits for exercised stock options until such benefits are realized. As the Company presently has tax loss carry forwards from prior periods and expects to incur tax losses in 2007, the Company is not able to benefit from the deduction for exercised stock options in the current reporting period.

Cash used to settle equity instruments granted under share-based payment arrangements amounted to $Nil during all periods presented.

The following table summarizes the components of the Company’s stock based compensation for the three and six months ended June 30, 2006 and 2007:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2007	2006	2007
	($000s)
Research and development	1,342	212	5,888	502
General and administrative	744	261	3,169	514
Stock-based compensation costs before income taxes	2,086	473	9,057	1,016

4.    COMMITMENTS AND CONTINGENCIES

In 2005, the Company recorded an accrued restructuring liability associated with abandoning the facility in Bothell, Washington. The lease term on this space expires December 2010. The restructuring liability was computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses. The accrual balance was adjusted in 2006 to reflect a change in estimate due to continued deterioration in the local real estate market. As of June 30, 2007 the accrued restructuring liability was $2.0 million. This represents the Company’s best estimate of the fair value of the liability. Subsequent changes in the liability due to accretion, or changes in estimates of sublease assumptions, etc. will be recognized as adjustments to restructuring charges in future periods.

The Company records payments of rent related to the Bothell facility as a reduction in the amount of the accrued restructuring liability. Accretion expense is recognized due to the passage of time, which is also reflected as a restructuring charge. Based on our current projections of estimated sublease income and a discount rate of 7.8%, the Company expects to record additional accretion expense of approximately $0.2 million over the remaining term of the lease.

In connection with the abandonment of the Seattle and Bothell facilities and the related sale of assets in late 2005, the Company has been subjected to a State sales tax audit by the Department of Revenue of the State of Washington. As a result of the potential State sales tax assessment, the Company recorded a liability of $0.3 million during 2006. There has been no change in the Company’s assessment of the liability.

5.    MERGER

On March 27, 2006, Xcyte, completed the Stock Purchase Agreement with Cyclacel Group plc whereby Xcyte acquired all of the outstanding shares of common stock of Cyclacel Limited or Limited, from Cyclacel Group plc. Xcyte changed its name to Cyclacel Pharmaceuticals, Inc., or Cyclacel, and Cyclacel was listed on the Nasdaq Global Market under the ticker symbol CYCC. The transaction was considered a ‘‘reverse merger’’ and was accounted for as a purchase by Cyclacel under accounting principles generally accepted in the United States. Accordingly, the purchase price was allocated among the fair values of the assets and liabilities of Xcyte, while the historical results of Limited are reflected in the results of the combined company. The 1,967,966 shares of Xcyte common stock outstanding, the 2,046,813 preferred stock outstanding and the outstanding Xcyte options, were considered as the basis for determining the consideration in the reverse merger transaction.

Merger Purchase Price

The consolidated financial statements reflect the merger of Limited with Xcyte as a reverse acquisition wherein Limited is deemed to be the acquiring entity from an accounting perspective. Under the purchase method of accounting, Xcyte’s outstanding shares of common and preferred stock were valued using the average closing price on Nasdaq for the two days prior to through the two days subsequent to the announcement of the transaction date of December 15, 2005 of $4.38 (as adjusted for a reverse stock split) and $3.72 per share for common stock and preferred stock, respectively. There were 1,967,967 shares of common stock and 2,046,813 shares of preferred stock outstanding as of March 27, 2006. The fair values of the Xcyte outstanding stock options were determined using the Black-Scholes option pricing model with the following assumptions: stock price of $4.38 (as adjusted for the reverse stock split), volatility – 97%; risk-free interest rate – 4.0%; and an expected life – three months.

The purchase price is summarized as follows ($000s):

Fair value of Xcyte outstanding common stock	8,620
Fair value of Xcyte outstanding preferred stock	7,618
Fair value of Xcyte outstanding stock options	17
Merger costs	1,951
Total purchase price	18,206

Merger Purchase Price Allocation

The purchase price allocation is as follows ($000s):

Current Assets	21,267
Property, plant and equipment	108
Other assets	259
Current liabilities	(4,400)
Non-current liabilities	(1,777)
Goodwill	2,749
18,206

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

	For the three months ended June 30, 2006	For the six months ended June 30, 2006
	($000s)
Revenue	36	5,187
Loss before taxes	(9,048)	(18,505)
Net loss applicable to ordinary shareholders	(5,525)	(20,276)
Net loss per share-basic and diluted	(0.48)	(1.92)
Weighted average shares	14,321,218	10,578,051

6.    STOCKHOLDERS’ EQUITY

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

Dividends on the Preferred Stock are cumulative from the date of original issue at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10 per share, plus accrued and unpaid dividends. In January, April, July and October 2006, the Company’s Board of Directors declared quarterly dividends in the amount of $0.15 per share of preferred stock, which were paid on the first business day in February, May, August and November 2006, respectively. Each quarterly dividend distribution totaled $0.3 million and was paid to holders of record as of the close of business on January 20, 2006, April 29, 2006, July 24, 2006 and October 23, 2006, respectively. In January 2007, the Company’s Board of Directors declared a quarterly dividend in the amount of $0.15 per share of preferred stock, which was paid on February 1, 2007 to the holders of record as of the close of business on January 22, 2007. This quarterly dividend distribution totaled $0.3 million.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s common stock at a conversion rate of approximately 4.2553 shares of common stock for each share of Preferred Stock, based on an initial conversion price of $2.35. The initial conversion price is subject to adjustment in certain events, including the one for ten reverse stock split of Xcyte’s common stock pursuant to which the conversion price of the convertible preferred stock now equals approximately $23.50. Such adjusted conversion price is equivalent to a conversion rate of approximately 0.42553 shares of common stock for each share of convertible preferred stock. The Company has reserved 870,980 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding as of June 30, 2007 (after giving effect to the one for ten reverse stock split of Xcyte’s common stock). In the year ended December 31, 2004, holders converted 910,187 shares of Preferred Stock into 3,873,124 shares of common stock. In the year ended December 31, 2005, holders converted 33,000 shares of preferred stock into 140,425 shares of common stock. In the year ended December 31, 2006, no shares of preferred stock were converted into common stock.

The Company may automatically convert the Preferred Stock into common stock if the closing price of the Company’s common stock has exceeded $35.3, which is 150% of the conversion price of the Preferred Stock, for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion.

If the Company elects to automatically convert, or the holder elects to voluntarily convert, some or all of the Preferred Stock into common stock prior to November 3, 2007, the Company will make an additional payment on the Preferred Stock equal to the aggregate amount of dividends that would have been payable on the Preferred Stock through November 3, 2007, less any dividends already paid on the Preferred Stock. This additional payment is payable in cash or, at the Company’s option, in shares of the Company’s common stock, or a combination of cash and shares of common stock. As of June 30 2006, the Company issued 81,927 shares of common stock (as adjusted for the reverse stock split) to converting holders in satisfaction of this additional payment.

In accordance with SFAS 133, ‘‘Accounting for Derivative Instruments’’ (‘‘SFAS 133’’), the Company is required to separate and account for, as an embedded derivative, the dividend make-whole payment feature of the Preferred Stock. As an embedded derivative instrument, the dividend make-whole payment feature must be measured at fair value and reflected as a liability. Changes in the fair value of the derivative are recognized in the condensed consolidated statement of operations as a component of other income (expense). As of December 31, 2006 and June 30, 2007, the fair value of the dividend make-whole payment feature was $1.8 million and $0.6 million, respectively. The carrying value of this derivative was reduced by $0.5 million during the six months ended June 30, 2006 based on cash dividends paid during the period. As a result, the Company has charged $30,000 and $0.1 million, as other expense for the three and six months ended June 30, 2007, respectively.

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

Common Stock

On February 16, 2007, the Company raised $36.0 million in gross proceeds, before deducting placement agent fees and offering expenses of $2.6 million, in a ‘‘registered direct’’ offering through the sale of shares of its common stock and warrants. The Company entered into subscription agreements with these investors pursuant to which it has sold approximately 4.2 million units, each unit consisting of one share of common stock and a seven-year warrant to purchase 0.25 shares of common stock, at a purchase price of $8.47125 per unit. The purchase price for the shares and the exercise price for the warrants was $8.44 per share, the closing bid price for the Company’s common stock on February 12, 2007. Investors paid $0.125 per warrant. The Company issued 4,249,668 shares of common stock and warrants to purchase 1,062,412 shares of common stock. Emerging Issues Task Force (‘‘EITF’’) 00-19, ‘‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’’ (‘‘EITF 00-19’’) requires freestanding contracts that are settled in a Company’s own stock, including common stock warrants to be designated as an equity instrument, asset or liability. As of June 30, 2007, the warrants issued to the investors meet the requirements of and are being accounted for as a liability in accordance with EITF 00-19. At the date of the transaction, the fair value of the warrants of $6.8 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate of 4.58%, volatility of 85%, dividend yield of 0% and a life of 6.88 years. The value of the warrant shares is being marked to market each reporting period as a derivative gain or loss until exercised or expiration. At June 30, 2007, fair value of the warrants was $4.9 million. During the six months ended June 30, 2007, the Company recognized the change in the value of warrants of approximately $1.9 million, as a gain on the consolidated statement of operations.

During the second quarter of 2007, 25,508 shares of common stock were issued from the exercise of stock options resulting in proceeds of $0.2 million.

7.    RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’, an interpretation of SFAS 109, ‘‘Accounting for Income Taxes ’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements by prescribing a minimum probability threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides related guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company adopted FIN 48 as of January 1, 2007. Due to the relatively simple operational nature of the Company, as well as the fact that the Company has incurred net operating losses since inception, the Company believes that its tax filing positions and deductions are more likely than not to be sustained on audit and does not anticipate any adjustments that will result in a material change in its financial position. Therefore, no reserves for uncertain tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48, nor has the Company recognized any interest or penalties related to uncertain tax positions in the statement of operations for the three and six months ended June 30, 2007. Although no interest and penalties have been recognized, the Company, upon adoption of FIN 48, has elected a policy to classify any future interest and penalties as a component of interest expense. Tax years that remain subject to examination by taxing authorities include:

•	2005 and 2006 in the UK

•	2006 in the US

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years and will be adopted by the Company as of January 1, 2008. SFAS 157 may impact the Company’s balance sheet and statement of operations in areas including the fair value measurements for derivative instruments. The Company is currently reviewing the provisions of SFAS 157 and has not yet determined the effect, if any, that adoption of SFAS 157 will have.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’ (‘‘SFAS 159’’) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows and results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain statements that may be deemed ‘‘forward-looking statements’’ within the meaning of United States securities laws. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Factors that could cause results to differ materially from those projected or implied in the forward looking statements are set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 and as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as updated below under the caption ‘‘Item 1A — Risk factors’’.

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

We are advancing three of our anticancer drug candidates, sapacitabine, seliciclib and CYC116 through in-house research and development activities. Sapacitabine, our orally available nucleoside analog, has completed Phase I studies in approximately 150 patients at five centers in the United States including two Phase I studies evaluating 87 patients in refractory solid tumors. We are currently conducting a Phase Ib dose escalation clinical trial with sapacitabine for the treatment of patients with advanced malignancies with approximately 35 patients as of June 30, 2007. Interim results from this trial were presented in a poster at the 43rd annual meeting of the American Society of Clinical Oncology, or ASCO. We plan to evaluate sapacitabine in Phase II studies in both hematological cancers and solid tumors and we announced the first study on April 30, 2007, when we initiated a Phase II clinical trial in patients with advanced cutaneous T-cell lymphoma. Seliciclib is currently being studied in a Phase IIb, multi-center, randomized, double-blinded trial, called APPRAISE, to evaluate the efficacy and safety of seliciclib as a third line treatment in patients with non-small cell lung cancer, or NSCLC. The APPRAISE study builds on the observation of prolonged stable disease experienced by heavily-pretreated NSCLC patients enrolled in a Phase I study of single agent seliciclib . We also plan to commence in 2007 a Phase II study of single agent seliciclib in nasopharyngeal carcinoma. We are also developing CYC116, a novel inhibitor of Aurora kinases A and B and VEGFR2 for the treatment of cancer. We began a multicenter Phase I pharmacologic clinical trial of orally-available CYC116 in patients with advanced solid tumors in June 2007. We have worldwide rights to commercialize sapacitabine, seliciclib and CYC116 and our business strategy is to enter into selective partnership arrangements with these programs. We are also progressing further novel drug series, principally for cancer, which are at earlier stages. Taken together, our pipeline covers all four phases of the cell cycle, which we believe will improve the chances of successfully developing and commercializing novel drugs that work on their own or in combination with approved conventional chemotherapies or with other targeted drugs to treat human cancers.

Our corporate headquarters is located in Berkeley Heights, New Jersey, with our research facilities located in the United Kingdom. From our inception in 1996 through June 30, 2007, we have devoted substantially all our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of June 30, 2007, our accumulated deficit during the development stage was $146.8 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical, pre-clinical and other drugs currently in development. Our operating expenses are comprised of research and development expenses and general and administrative expenses.

To date, we have not generated any product revenue but have financed our operations and internal growth through private placements of our common stock and preferred securities, licensing revenue, interest on investments, government grants and research and development tax credits. Our revenue has consisted of collaboration and grant revenue. We have not generated any revenue from sales of commercial products and do not expect to generate any product revenue for the foreseeable future.

Recent Events

In June 2007, we initiated a multicenter Phase I pharmacologic clinical trial of CYC116, an orally-available inhibitor of Aurora kinases A and B, and VEGFR2, in patients with advanced solid tumors. The study is the first of two clinical trials we plan to begin this year to evaluate CYC116’s potential in solid and hematological tumors. The multicenter Phase I trial is designed to examine the safety and tolerability of CYC116 in patients with advanced solid tumors. The primary objective of the study is to determine the maximum tolerated dose. Secondary objectives are to evaluate the pharmacokinetic and pharmacodynamic effects of the drug and to document anti-tumor activity.

In April 2007, we initiated a multicenter randomized Phase II clinical trial of sapacitabine (CYC682), an orally available nucleoside analog, in patients with advanced cutaneous T-cell lymphoma (CTCL). The study is the first of several Phase II clinical trials we plan to conduct to evaluate sapacitabine’s potential in hematological and solid tumors.

Results of Operations

As explained in detail in Note 5 of the unaudited condensed consolidated financial statements the transaction with Xcyte was accounted for as a reverse merger and Cyclacel Limited was considered to have acquired Xcyte on March 27, 2006. As a consequence, the comparative period for the three and six months ended June 30, 2006 includes the three-month period to March 31, 2006 which reflects the results of Cyclacel Limited only, while the current six month period ended June 30, 2007 reflects the results of the combined companies from January 1, 2007 through June 30, 2007.

Three Months Ended June 30, 2006 and 2007

Revenues

The following table summarizes the components of our revenues for the three months ended June 30, 2006 and 2007:

	Three months ended June 30,
	2006	2007	$ Difference	% Difference
	($000s)
Collaboration and research and development revenue	30	—	(30)	100%
Grant revenue	6	31	25	417%
Total revenue	36	31	(5)	14%

Collaboration and research and development revenue is derived from several agreements under which the Company provides compounds for evaluation for an agreed consideration.

Grant revenue is recognized as we incur and pay for qualifying costs and services under the applicable grant. Grant revenue is primarily derived from various United Kingdom government grant awards.

Research and development expenses

To date, we have focused on drug discovery and development programs, with particular emphasis on orally available anticancer agents. Research and development expense represents costs incurred to discover and develop novel small molecule therapeutics, including clinical trial costs for sapacitabine, seliciclib and CYC116, to advance product candidates through clinical trials, to develop in-house research and preclinical study capabilities and to advance our biomarker program and technology platforms. We expense all research and development costs as they are incurred. Research and development expenses primarily include:

•	payroll and related-expense, including consultants and contract research;

•	clinical trial and regulator-related costs;

•	pre-clinical studies;

•	screening and identification of drug candidates;

•	laboratory supplies and materials;

•	technology license costs;

•	rent and facility expenses for our laboratories; and

•	scientific consulting fees.

The following table provides information with respect to our research and development expenditure for the three months ended June 30, 2006 and 2007:

	Three months ended June 30,
	2006	2007	$ Difference	% Difference
	($000s)
Sapacitabine	490	953	463	95%
Seliciclib	717	745	28	4%
CYC116	1,719	412	(1,307)	(76)%
Other research and development costs	2,207	2,206	(1)	—%
Total research and development expenses	5,133	4,316	(817)	(16)%

Total research and development expenses represented 63% and 66% of our operating expenses for the three months ended June 30, 2006, and 2007, respectively.

Research and development expenditure decreased 16% or $0.8 million from $5.1 million for the three months ended June 30, 2006 to $4.3 million for the three months ended June 30, 2007. In June 2006, we recorded a charge of $1.3 million for the three months ended June 30, 2006 in connection with the stock options granted to certain of our employees under FAS123R as compared to $0.2 million for the three months ended June 30, 2007. During the three months ended June 30, 2007, there were higher costs related to sapacitabine with ongoing Phase I trials and the start of a Phase II trial in the quarter. This was offset by the reduction in costs associated with the CYC116 program as the program was in full pre-clinical studies during 2006.

The future

We plan to increase our investment in our research and development programs to further enhance our clinical and regulatory capabilities to allow us to advance the development of our drug candidates.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. These costs are not broken out for reporting purposes. The following table summarizes the general and administrative expenses for the three months ended June 30, 2006 and 2007:

	Three months ended June 30,
	2006	2007	$ Difference	% Difference
	($000s)
Total general and administrative expenses	3,030	2,187	(843)	(28)%

Our general and administrative expenditure decreased $0.8 million from $3.0 million for the three months ended June 30, 2006 to $2.2 million for the three months ended June 30, 2007. The reduction in expenses was primarily attributable to a reduction in stock-based compensation cost of $0.5 million as a result of the stock options granted during June 2006 which were two-thirds vested immediately upon grant. In addition accountancy fees decreased by $0.2 million for the three months ended June 30, 2007.

The future

As a public company, we operate in an increasingly demanding regulatory environment that requires us to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, and the Nasdaq Global Market for our common stock and Nasdaq Capital Market for our preferred stock, including those related to expanded disclosures, accelerated reporting requirements and more complex accounting rules. We expect that our general and administrative expenses will continue to increase in subsequent periods due to these requirements.

Restructuring charge

As of June 30, 2007 the restructuring liability associated with exiting the Bothell facility was $2.0 million accounting for the estimated fair value of the remaining lease payments, net of estimated sub-lease income. The restructuring liability is subject to a variety of assumptions and estimates. We review these assumptions and estimates on a quarterly basis and will adjust the accrual if necessary. There was no change in the estimate for the three months ended June 30, 2007.

Other income (expense)

Other income (expense) is comprised of the change in valuation of the derivative, change in value of liability classified warrants, interest income and interest expense. The following table summarizes the other income (expense) for the three month ended June 30, 2006 and 2007:

	Three months ended June 30,
	2006	2007	$ Difference	% Difference
	($000s)
Change in valuation of derivative	(98)	(30)	68	(69)%
Change in valuation of warrants	—	1,406	1,406	100%
Interest income	645	986	341	53%
Interest expense	(58)	(48)	10	(17)%
Total other income (expense)	489	2,314	1,825	373%

The change in derivative value expense of $30,000 for the three months ended June 30, 2007 is associated with the dividend make-whole payment on our outstanding convertible exchangeable preferred stock. For the three months ended June 30, 2006, the derivative valuation expense was $0.1 million.

The change in valuation of warrants relates to the issue of warrants to purchase shares of our common stock under the registered direct financing completed in February 2007. The warrants issued to the investors meet the requirements of and are being accounted for as a liability in accordance with EITF 00-19. The value of the warrants is being marked to market each reporting period as a derivative gain or loss until exercised or expiration. For three months ended June 30, 2007, we recognized the change in the value of warrants of approximately $1.4 million, as other income in the consolidated statement of operations.

The increase in interest income of $0.4 million to $1.0 million for the three months ended June 30, 2007 from $0.6 million for the three months ended June 30, 2006 is primarily attributable to higher average balances of cash and cash equivalents and short-term investments in 2007 as compared to 2006 as a result of our registered direct offering in February 2007.

Interest expense for the three months ended June 30, 2007 decreased by $10,000 from $58,000 for the three months ended June 30, 2006 to $48,000 for the three months ended June 30, 2007. During the three-month period ended June 30, 2006 interest expenses resulted primarily from interest associated with a government loan, the principal of which was repaid in the fourth quarter of 2005. No such interest expense was recognized in the three-month period ended June 30, 2007. During the three months ended June 30, 2006 and 2007 interest expenses resulted primarily from accretion expense associated with the Bothell lease restructuring provision.

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

A further $0.2 million of accretion expense associated with the Bothell lease restructuring charge will be recognized over the remaining life of the lease to December 2010.

Income tax benefit

Credit is taken for research and development tax credits, which are claimed from the United Kingdom’s taxation and customs authority, in respect of qualifying research and development costs incurred.

The following table summarizes research and development tax credits for the three months ended June 30, 2006 and 2007:

	Three months ended June 30,
	2006	2007	$ Difference	% Difference
	($000s)
Total income tax benefit	696	563	(133)	(19)%

Research and development tax credits recoverable decreased by $0.1 million from $0.7 million for the three months ended June 30, 2006 to $0.6 million for the three months ended June 30, 2007. This decrease was a reflection of a decrease in income taxes available for recovery as a consequence of the lower eligible research and development expenses in 2007.

Future

We expect the company to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so.

Six Months Ended June 30, 2006 and 2007

Revenues

The following table summarizes the components of our revenues for the six months ended June 30, 2006 and 2007:

	Six months ended June 30,
	2006	2007	$ Difference	% Difference
	($000s)
Collaboration and research and development revenue	125	10	(115)	(92)%
Grant revenue	62	74	12	19%
Total revenue	187	84	(103)	(55)%

Collaboration and research and development revenue is derived from several agreements under which we provide compounds for evaluation for an agreed consideration.

Grant revenue is recognized as we incur and pay for qualifying costs and services under the applicable grant. Grant revenue is primarily derived from various United Kingdom government grant awards.

Research and development expenses

The following table provides information with respect to our research and development expenditure for the six months ended June 30, 2006 and 2007:

	Six months ended June 30,
	2006	2007	$ Difference	% Difference
	($000s)
Sapacitabine	920	1,385	465	51%
Seliciclib	962	1,647	685	70%
CYC116	3,550	892	(2,658)	(75)%
Other research and development costs	7,705	4,369	(3,336)	(43)%
Total research and development expenses	13,137	8,293	(4,844)	(37)%

Total research and development expenses represented 65% and 60% of our operating expenses for the six months ended June 30, 2006 and 2007, respectively.

Research and development expenses decreased 37% or $4.8 million from $13.1 million for the six months ended June 30, 2006 to $8.3 million for the six months ended June 30, 2007. The overall reduction relates primarily to a decrease in the charge for stock-based compensation (see further explanation below) and expenditure on CYC116 as the program was in full pre-clinical studies during 2006, offset by higher costs related to sapacitabine with ongoing Phase I trials and the start of a Phase II trial during 2007.

Stock-based compensation expense attributable to research and development was $5.9 million and $0.5 million for the six months ended June 30, 2006 and 2007, respectively.

General and administrative expenses

The following table summarizes the general and administrative expenses for the six months ended June 30, 2006 and 2007:

	Six months ended June 30,
	2006	2007	$ Difference	% Difference
	($000s)
Total general and administrative expenses	6,945	4,819	(2,126)	(31)%

Total general and administrative expenses represented 35% and 37% of our operating expenses for the six months ended June 30, 2006 and 2007, respectively.

Our general and administrative expenditure decreased $2.1 million from $6.9 million for the six months ended June 30, 2006 to $4.8 million for the six months ended June 30, 2007. The reduction in expenses was primarily attributable to a decrease in the charge for stock based compensation (see further explanation below) offset by higher accountancy service fees, legal fees and public entity costs.

Stock-based compensation expense attributable to general and administrative expenditure was $3.2 million and $0.5 million for the six months ended June 30, 2006 and 2007, respectively.

Restructuring charge

The following table summarizes the restructuring charges for the six months ended June 30, 2006 and 2007:

	Six months ended June 30,
	2006	2007	$ Difference	% Difference
	($000s)
Total restructuring charge	—	81	81	100%

In March 2006, the Company assumed an accrued restructuring liability in relation to the Bothell manufacturing facility, calculated as the net present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses. In September 2006, the Company entered into an Exclusive Subleasing Agency Agreement in an attempt to achieve the successful sublet of the facility. The current market assessment from our real estate agent is that it remains difficult to lease space in the Bothell area and the original estimate of obtaining an early tenant was optimistic. On the basis that the real estate agents projected an improvement in the real estate market in 2007, we assessed that the facility may have a possibility of being sublet by the beginning of 2008, albeit at a reduced capacity. As a result of this, we have recorded an additional provision in the first quarter of 2007 of $0.1 million in recognition of reduced projected sublease income under a sublease agreement. No such restructuring expense was recognized during the three months ended June 30, 2006.

Other income (expense)

The following table summarizes the other income (expense) for the six months ended June 30, 2006 and 2007:

	Six months ended June 30,
	2006	2007	$ Difference	% Difference
	($000s)
Costs associated with aborted 2004 IPO	—	—	—	—
Change in valuation of derivative	(98)	(70)	28	29%
Change in valuation of warrants	—	1,864	1,864	100%
Interest income	772	1,814	1,042	135%
Interest expense	(126)	(100)	26	21%
Total other income (expense)	548	3,508	2,960	540%

The change in derivative value of $98,000 and $70,000, respectively for the six months ended June 30, 2006 and 2007 is associated with the dividend make-whole payment on our outstanding convertible exchangeable preferred stock.

The change in valuation of warrants relates to the issue of warrants to purchase shares of common stock under the registered direct financing completed in February 2007. The warrants issued to the investors meet the requirements of and are being accounted for as a liability in accordance with EITF 00-19. The value of the warrants is being marked to market each reporting period as a derivative gain or loss until exercised or expiration. For six months ended June 30, 2007, we recognized the change in the value of warrants of approximately $1.9 million, as other income in the consolidated statement of operations.

The increase in interest income of $1.0 million to $1.8 million for the six months ended June 30, 2007 from $0.8 million for the six months ended June 30, 2006, is primarily attributable to higher average balances of cash and cash equivalents and short-term investments in 2007 as compared to 2006 as a result of the Company’s financing activities.

Interest expense for the six months ended June 30, 2007 decreased by $26,000 as compared to the same period in 2006. During the six months ended June 30, 2006 interest expenses resulted primarily from interest associated with a government loan, the principal of which was repaid in the fourth quarter of 2005. During the six months ended June 30, 2007 interest expense resulted primarily from accretion expense associated with the Bothell lease restructuring provision. During the six months ended June 30, 2006, accretion expense amounted to approximately $0.1 million.

Income tax benefit

Credit is taken for research and development tax credits, which are claimed from the United Kingdom’s taxation and customs authority, in respect of qualifying research and development costs incurred.

The following table summarizes research and development tax credits for the six months ended June 30, 2006 and 2007:

	Six months ended June 30,
	2006	2007	$ Difference	% Difference
	($000s)
Total income tax benefit	1,056	1,116	60	6%

Research and development tax credits recoverable were $1.1 million for the six months ended June 30, 2006 and June 30, 2007.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at December 31, 2006 and June 30, 2007:

	December 31, 2006	June 30, 2007
	($000s)
Cash and cash equivalents	44,238	43,842
Short-term investments, available for sale	9,764	30,814
Current assets	58,165	80,246
Current liabilities	7,921	11,652
Working capital	50,244	68,594

We believe that existing funds together with cash generated from operations are sufficient to satisfy our planned working capital, capital expenditures, debt service and other financial commitments through the second quarter of 2008.

At June 30, 2007, we had cash and cash equivalents and short-term investments of $74.7 million. Since our inception, we have not generated any significant product revenue and have relied primarily on the proceeds from sales of equity and preferred securities to finance our operations and internal growth. Additional funding has come through interest on investments, licensing revenue, government grants and research and development tax credits. We have incurred significant losses since our inception. As of June 30, 2007, Cyclacel had an accumulated deficit of $146.8 million.

At June 30, 2007, we had cash and cash equivalents and short-term investments of $74.7 million, as compared to $54.0 million at December 31, 2006. This higher balance at June 30, 2007 was primarily due to the receipt of net proceeds of $33.4 million from the registered direct offering in the first quarter of 2007.

In our Annual Report on Form 10-K for the year ended December 31, 2006 under the heading ‘‘Liquidity and Capital Resources,’’ we outlined our contractual obligations and other commitments. For the six months ended June 30, 2007, there have been no material changes in our contractual obligations and other commitments.

Cash provided by (used in) operating , investing and financing activities for the six months ended June 30, 2006 and 2007, is summarized as follows:

	Six months ended June 30,
	2006	2007
	($000s)
Net cash used in operating activities	10,424	11,786
Net cash provided by (used in) investing activities	12,345	(21,575)
Net cash provided by financing activities	58,155	32,819

Operating activities

Net cash used in operating activities increased $1.4 million, to $11.8 for the six months ended June 30, 2007 from $10.4 million for the six months ended June 30, 2006.

Net cash used in operating activities during the six months ended June 30, 2007 of $11.8 million resulted from our net operating loss of $8.5 million, adjusted for material non-cash activities comprising amortization of investment premiums (discounts), change in valuation of derivative, change in valuation of liability-classified warrants, depreciation and amortization, non-cash stock based compensation expense and provision for restructuring costs, amounting to $1.2 million and net increase in working capital of $2.1 million due to an increase in amounts receivable combined with a net decrease in accounts payable and accrued expenses.

Net cash used in operating activities during the six months ended June 30, 2006 of $10.4 million resulted from our net operating loss of $18.3 million, adjusted for material non-cash activities comprising depreciation and amortization, and non-cash stock based compensation expense, amounting to $9.8 million, and net decrease in working capital of $1.9 million, primarily due to a net decrease in accounts payable and accrued expenses.

Investing activities

Net cash provided by investing activities for the first six months of 2006 was $12.3 million compared to a use of $21.6 million for the first six months of 2007.

For the six months ended June 30, 2007, we purchased $21.0 million of marketable securities. For the six months ended June 30, 2006, $12.4 million of marketable securities acquired in the merger with Xcyte matured during the period.

Capital spending is vital to our research and development initiatives and to maintain our operational capabilities. Capital expenditures for property, plant and equipment for the six months ended June 30, 2006 and 2007 totaled approximately $0.1 million and $0.6 million respectively, for normal replacements and improvements.

Financing activities

Net cash provided by financing activities decreased $25.4 million, from $58.2 million for the six months ended June 30, 2006 to $32.8 million for the six months ended June 30, 2007.

For the six months ended June 30, 2007 the net cash provided by financing activities related to $33.4 million in net proceeds from our registered direct financing, offset by the payment of our preferred stock dividend of $0.6 million and by payment of capital lease obligations of $0.1 million.

For the six months ended June 30, 2006 the net cash provided by financing activities related primarily to the $17.9 million of cash, and cash equivalents assumed on the Stock Purchase with Xcyte on March 27, 2006 and the April 2006 net proceeds of $42.6 million from the private placement of common stock in April 2006, offset by costs associated with the Stock Purchase of $2.0 million and the payment of capital lease obligations.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a product candidate has been approved by the U.S. Food and Drug

Administration (‘‘FDA’’) or similar regulatory agencies in other countries and successfully commercialized. We currently anticipate that our cash, cash equivalents, marketable securities and proceeds from the private placement will be sufficient to fund our operations at least through the second quarter of 2008. However, we will need to raise substantial additional funds to continue our operations. We cannot be certain that any of our programs will be successful or that we will be able to raise sufficient funds to complete the development and commercialize any of our product candidates currently in development, should they succeed. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

Stock-based Compensation

On January 1, 2006, we adopted SFAS 123R. Under SFAS 123R, the fair value of stock options and other equity-based compensation must be recognized as expense in the statements of operations over the requisite service period of each award. The determination of grant-date fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, the exercise behavior of our employees, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, SFAS No. 123 and complied with the disclosure requirements of SFAS No. 148. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of our ordinary shares and the exercise price. SFAS 123R defines a ‘‘fair value’’ based method of accounting for an employee stock option or similar equity investment.

Derivative Instruments

Preferred Stock

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

Warrants liability

EITF 00-19 requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. We review the classification of its contracts at each balance sheet date. Pursuant to EITF 00-19, since we are unable to control all the events or actions necessary to settle the warrants in registered shares the warrants have been recorded as a current liability at fair value. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statements of operations. The change in fair value recognized in the financial statements during the three and six months ended June 30, 2007 was $1.4 million and $1.9 million respectively.

Goodwill

Goodwill represents the difference between the purchase price and the fair value of net tangible and identifiable intangible assets acquired in the business combination.

Under SFAS No. 142, ‘‘Goodwill and Other Intangible Assets,’’ goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if there are indicators such assets may be impaired) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their estimated useful lives. There were no triggering events calling into question the recoverability of goodwill during the three and six months ended June 30, 2007.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest Rate Risk

Our short-term investments as of June 30, 2007 consisted of $17.3 million in corporate bonds and $13.5 million in federal agency and municipal obligations with contractual maturities of one year or less. Due to the short-term nature of our investments, we believe that our exposure to market interest rate fluctuations is minimal. The corporate bonds in which we invest are rated ‘‘A’’ or better by both Moody’s and Standard and Poor’s. Our cash and cash equivalents are held primarily in highly liquid money market accounts. A hypothetical 10% change in short-term interest rates from those in effect at June 30, 2007 would not have a significant impact on our financial position or our expected results of operations. We do not currently hold any derivative financial instruments with interest rate risk.

Foreign Currency Risk

We are exposed to foreign currency rate fluctuations related to the operation of our subsidiary in the United Kingdom. At the end of each reporting period, income and expenses of the subsidiary are remeasured into U.S. dollars using the average currency rate in effect for the period and assets and liabilities are remeasured into U.S. dollars using either historical rates or the exchange rate in effect at the end of the relevant period. We currently do not engage in foreign currency hedging; however, we have entered into certain contracts denominated in foreign currencies and therefore, we are subject to currency exchange risks. As of June 30, 2007 differences on foreign currency translation of $0.4 million are shown as a movement in other comprehensive loss. In the three months ended June 30, 2007 exchange rate differences of $34,000 were charged in the statement of operations.

Valuation Risk

Derivate instruments

The Company’s convertible exchangeable preferred stock issued in November 2004 remained in place following completion of the Stock Purchase. The terms of the convertible exchangeable preferred stock include a dividend make-whole payment feature. This feature is considered to be an embedded derivative and was valued on the balance sheet at $0.6 million at June 30, 2007. As the fair value of this derivative may fluctuate significantly from period to period, the resulting change in valuation may have a significant impact on our results of operations.

Warrants

On February 16, 2007, the Company issued common stock and warrants. Pursuant to EITF 00-19 the Company recorded the fair value of the warrants as long-term liabilities. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the condensed consolidated statements of operations. The change in fair value recognized in the financial statements during the three and six months ended June 30, 2007 was $1.4 million and $1.9 million, respectively. Fair value of the derivative instruments will be affected by estimates of various factors that may affect the respective instrument, including our stock price, the risk free rate of return and volatility in the fair value of our stock price. As the fair value of this derivative may fluctuate significantly from period to period, the resulting change in valuation may have a significant impact on our results of operations.

Item 4.    Controls and Procedures

Spiro Rombotis, our President and Chief Executive Officer, and Paul McBarron, our Executive Vice President, Finance, and Chief Operating Officer, after evaluating the effectiveness of our ‘‘disclosure controls and procedures’’ (as defined in Securities Exchange Act Rule 13a-15(e)), have concluded that as of June 30, 2007 our disclosure controls and procedures are effective.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in SEC Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President of Finance, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Executive Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Executive Vice President of Finance concluded that our disclosure controls and procedures were effective at the reasonable assurance level. During the most recently completed fiscal quarter, there has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings.

There have been no material changes to the risk factors disclosed in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2006, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Item 1A.    Risk Factors.

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Submissions of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Stockholders held on May 21, 2007, the stockholders of the Company elected the following persons as directors of the Company to serve until the 2010 Annual Meeting of Stockholders and until their successors are duly elected and qualified: Sir John Banham, Professor Gordon McVie, and Daniel Spiegelman. The results of the voting were as follows:

	Votes For	Votes Withheld
Sir John Banham	12,605,346	535,514
Professor Gordon McVie	12,205,362	535,498
Daniel Spiegelman	12,205,346	535,514

Also at the Annual Meeting, the stockholders approved the amendment of the Company’s 2006 Equity Incentive Plan, with 5,973,727 votes cast for approval, 1,000,489 votes cast against, and 896,586 abstentions.

Further, the stockholders ratified the Board’s selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007, with 12,739,419 votes for ratification, 1,241 votes against ratification, and 200 abstentions.

Item 5.    Other Information

None.

Item 6.    Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Berkeley Heights, New Jersey, on August 9, 2007.

CYCLACEL PHARMACEUTICALS, INC.
Dated: August 9, 2007	By:	/s/ Paul McBarron
Paul McBarron
Executive Vice President, Finance and Chief Operating Officer