Form 10-Q
period 2008-06-30
Cyclacel Pharmaceuticals, Inc.
filed 2008-08-08
CIK 1130166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-50626
CYCLACEL PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1707622
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
200 CONNELL DRIVE, SUITE 1500
BERKELEY HEIGHTS, NJ 07922
(Address of principal executive offices)
Registrant’s telephone number, including area code: (908) 517-7330
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting filer ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 7, 2008 there were 20,433,129 shares of the issuer’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In $000s, except share amounts)

	December 31,	June 30,
	2007	2008
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	30,987	31,681
Short-term investments	27,766	8,290
Inventory	213	612
Prepaid expenses and other current assets	4,811	5,231

Total current assets	63,777	45,814
Property, plant and equipment (net)	3,016	2,782
Deposits and other assets	196	196
Intangible assets (net)	4,305	3,833
Goodwill	4,618	4,593

Total assets	75,912	57,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	4,958	2,130
Accrued liabilities	4,015	6,078
Other current liabilities	1,279	1,785
Warrant liability	3,545	656
Current portion of other accrued restructuring charges	905	966
Current portion of equipment financing	10	—

Total current liabilities	14,712	11,615
Other accrued restructuring charges, net of current	2,090	1,588
Other long term payables	1,141	605

Total liabilities	17,943	13,808

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2007 and June 30, 2008; 2,046,813 shares issued and outstanding at December 31, 2007 and June 30, 2008. Aggregate preference in liquidation of $20,673,000 at December 31, 2007 and June 30, 2008	2	2
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2007 and June 30, 2008; 20,433,129 shares issued and outstanding at December 31, 2007 and June 30, 2008	20	20
Additional paid-in capital	222,906	223,239
Accumulated other comprehensive loss	(2,630)	(2,726)
Deficit accumulated during the development stage	(162,329)	(177,125)

Total stockholders’ equity	57,969	43,410

Total liabilities and stockholders’ equity	75,912	57,218

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In $000s, except share and per share amounts)
(Unaudited)

					Period from
					August 13, 1996
	Three Months Ended		Six Months Ended		(inception) to
	June 30,		June 30,		June 30,
	2007	2008	2007	2008	2008

Revenues:
Collaboration and research and development revenue	—	—	10	—	3,000
Product revenue	—	168	—	333	333
Grant revenue	31	12	74	24	3,620

Total Revenue	31	180	84	357	6,953

Operating expenses:
Cost of goods sold	—	99	—	195	195
Research and development	4,316	5,803	8,293	11,688	153,233
Selling, general and administrative	2,187	4,104	4,819	7,982	55,477
Restructuring costs	—	—	81	—	1,779

Total operating expenses	6,503	10,006	13,193	19,865	210,684

Operating loss	(6,472)	(9,826)	(13,109)	(19,508)	(203,731)
Other income (expense):
Costs associated with aborted 2004 IPO	—	—	—	—	(3,550)
Change in valuation of derivative	(30)	—	(70)	—	(308)
Change in valuation of warrants	1,406	680	1,864	2,889	6,094
Interest income	986	267	1,814	897	13,058
Interest expense	(48)	(90)	(100)	(175)	(4,314)

Total other income (expense)	2,314	857	3,508	3,611	10,980

Loss before taxes	(4,158)	(8,969)	(9,601)	(15,897)	(192,751)
Income tax benefit	563	425	1,116	1,101	15,626

Net loss	(3,595)	(8,544)	(8,485)	(14,796)	(177,125)
Dividends on Preferred Ordinary shares	—	—	—	—	(38,123)

Net loss applicable to common shareholders	(3,595)	(8,544)	(8,485)	(14,796)	(215,248)

Net loss per share — Basic and diluted	$(0.18)	$(0.42)	$(0.44)	$(0.72)

Weighted average common shares outstanding	20,410,224	20,433,129	19,305,425	20,433,129

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $000s)
(Unaudited)

			Period from
			August 13,
			1996
	Six Months Ended		(inception) to
	June 30,		June 30,
	2007	2008	2008
Cash flows from operating activities:
Net loss	(8,485)	(14,796)	(177,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of deferred consideration payable in common stock related to the acquisition of ALIGN	—	19	29
Accretion of interest on notes payable, net of amortization of debt premium	—	39	58
Amortization of investment premiums, net	(131)	(1,057)	(1,930)
Change in valuation of derivative	70	—	308
Change in valuation of warrants	(1,864)	(2,889)	(6,094)
Depreciation and amortization	478	1,022	11,235
Unrealized foreign exchange (gain) loss	(887)	(268)	2,652
Deferred revenue	—	—	(98)
Compensation for warrants issued to non employees	—	—	1,215
Shares issued for IP rights	—	—	446
Gain on disposal of property, plant and equipment	—	—	27
Stock based compensation	1,016	947	14,834
Provision for restructuring	81	—	1,779
Amortization of issuance costs of Preferred Ordinary “C” shares	—	—	2,517
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,322)	(716)	(4,916)
Accounts payable and other current liabilities	(742)	(1,244)	(43)

Net cash used in operating activities	(11,786)	(18,943)	(155,106)

Investing activities:
Purchase of ALIGN	—	—	(3,763)
Purchase of property, plant and equipment	(622)	(322)	(8,764)
Proceeds from sale of property, plant and equipment	—	—	26
Purchase of short-term investments	(20,953)	(857)	(154,454)
Redemptions of short-term investments, net of maturities	—	21,391	151,873

Net cash (used in) provided by investing activities	(21,575)	20,212	(15,082)

Financing activities:
Payment of capital lease obligations	(89)	(10)	(3,719)
Proceeds from issuance of ordinary and preferred ordinary shares, net of issuance costs	—	—	90,858
Proceeds from issuance of common stock and warrants, net of issuance costs	33,359	—	75,983
Net proceeds from stock options and warrants exercised	163	—	163
Payment of preferred stock dividend	(614)	(614)	(2,758)
Repayment of government loan	—	—	(455)
Government loan received	—	—	414
Loan received from Cyclacel Group Plc	—	—	9,103
Proceeds of committable loan notes issued from shareholders	—	—	8,883
Loans received from shareholders	—	—	1,645
Cash and cash equivalents assumed on stock purchase	—	—	17,915

			Period from
			August 13,
			1996
	Six Months Ended		(inception) to
	June 30,		June 30,
	2007	2008	2008
Costs associated with stock purchase	—	—	(1,951)

Net cash provided by (used in) financing activities	32,819	(624)	196,081

Effect of exchange rate changes on cash and cash equivalents	146	49	5,790
Net (decrease) increase in cash and cash equivalents	(542)	645	25,893
Cash and cash equivalents at beginning of period	44,238	30,987	—

Cash and cash equivalents at end of period	43,842	31,681	31,683

Supplemental disclosure of cash flows information:
Cash received during the period for:
Interest	1,659	628	11,550
Taxes	—	296	13,180
Cash paid during the period for:
Interest	(87)	(119)	(1,800)
Schedule of non-cash transactions:
Acquisitions of equipment purchased through capital leases	—	—	3,470
Issuance of Ordinary shares in connection with license agreements	—	—	592
Issuance of Ordinary shares on conversion of bridging loan	—	—	1,638
Issuance of Preferred Ordinary “C” shares on conversion of secured convertible loan notes and accrued interest	—	—	8,893
Issuance of Ordinary shares in lieu of cash bonus	—	—	164
Issuance of other long term payable on ALIGN acquisition	—	—	1,122
The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Cyclacel Pharmaceuticals, Inc. (“Cyclacel” or the “Company”) is a development-stage biopharmaceutical company dedicated to the discovery, development and commercialization of novel, mechanism-targeted drugs to treat human cancers and other serious disorders. Cyclacel’s strategy is focused on leading edge therapeutic management of cancer patients based on a portfolio of three products marketed by its ALIGN Pharmaceuticals, LLC (“ALIGN”) subsidiary and a deep development pipeline. Three orally-available drugs are in clinical development:
•	sapacitabine, in two randomized Phase 2 studies for the treatment of elderly acute myeloid leukemia or AML and cutaneous T-cell lymphoma or CTCL;
•
seliciclib, in two randomized Phase 2 studies for the treatment of non-small cell lung cancer or NSCLC and nasopharyngeal cancers or NPC and initiating an investigator sponsored Phase 1 combination study with erlotinib (Tarceva®) in patients with advanced solid tumors; and

•	CYC116, in Phase 1 in patients with solid tumors.
As a development stage company, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual properties, raising capital and recruiting and training personnel. The Company was incorporated in the state of Delaware in 1996 and is headquartered in Berkeley Heights, New Jersey, with research facilities located in the United Kingdom.
The condensed consolidated balance sheet as of June 30, 2008, the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007, and related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2007 is derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet as of June 30, 2008, the results of operations for the three and six months ended June 30, 2008 and 2007 and the consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 have been made. The interim results for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or for any other year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K filed with the SEC.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries for the indicated periods. All significant intercompany transactions and balances have been eliminated.

Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Cyclacel reviews its estimates on an ongoing basis. The estimates were based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Cyclacel believes the judgments and estimates required by the following accounting policies to be critical in the preparation of the Company’s condensed consolidated financial statements.
Cash and Cash Equivalents
Cash equivalents are stated at cost when purchased, which is substantially the same as market value. The Company considers all highly liquid investments with an original maturity of three months or less at the time of initial deposit to be cash equivalents. The objectives of the Company’s cash management policy are the safety and preservation of funds, liquidity sufficient to meet Cyclacel’s cash flow requirements and attainment of a market rate of return.
Inventory
Cyclacel values inventories at lower of cost or market value. The Company determines cost using the first-in, first-out method. The Company analyzes its inventory levels quarterly and writes-down inventory that becomes obsolete, and its inventory that has a cost basis in excess of its expected net realizable value. Expired inventory is disposed of and the related carrying amounts are written off. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
Goodwill
Goodwill represents the difference between the purchase price and the fair value of net tangible and identifiable intangible assets acquired in a business combination. Goodwill acquired in a business combination is not amortized, but instead is tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“FAS”) FAS No. 142, “Goodwill and Other Intangible Asset” (“FAS 142”).
The Company last tested goodwill for impairment with respect to Xcyte Therapies, Inc. (“Xcyte”), on September 30, 2007 and believes that there have been no changes in assumptions or conditions to goodwill since the last impairment analysis.
Intangibles
As part of the acquisition of ALIGN, (see Note 5), the Company acquired rights to a license agreement with Sinclair Pharma PLC (“Sinclair”) as well as to various customer relationships. The license agreement allows Cyclacel to exclusively sell and distribute Xclair™ Cream, Numoisyn™ Liquid and Numoisyn™ Lozenges in the United States. The Company amortizes the license agreement and customer relationship intangible assets over the remaining life of the contract of approximately seven years. The fair values ascribed to the license agreements and customer relationships on October 5, 2007, the acquisition date, were $3.0 million and $0.5 million, respectively. For the three months ended June 30, 2008, the Company amortized approximately $0.1 million and $17,000 for the license agreement and customer relationships, respectively. For the six months ended June 30, 2008, the Company amortized approximately $0.2 million and $34,000 for the license agreement and customer relationships, respectively. The Company expects to amortize $0.5 million annually for these intangible assets until June 2015.
As part of the acquisition of ALIGN, the Company assumed all rights to the ALIGN trade name, as well as non-compete agreements signed between ALIGN and its senior managers and a beneficial contract pricing arrangement. The Company amortizes the fair values of these assets acquired in the ALIGN acquisition over 2 years, which represents the approximate time period that the non-compete agreements will remain in effect based on the employment contracts of the existing ALIGN management team. The fair value ascribed to the non-compete agreements, trade name and beneficial contract pricing arrangement on October 5, 2007 was $0.4 million, $0.1 million and $0.5 million, respectively. During the three months ended June 30, 2008, the Company amortized approximately $49,000 for the non-compete agreements, $13,000 for the trade name and approximately $59,000 for the beneficial pricing contract. During the six months ended June 30, 2008, the Company amortized approximately $0.1 million for the non-compete agreements, $25,000 for the trade name and $0.1 million for the beneficial pricing contract. The Company expects to amortize $0.2 million annually for the non-compete agreement, $50,000 for the trade name and $0.2 million for the beneficial pricing contract during 2008 and 2009.

Impairment of Long-lived Assets
In accordance with the provisions of FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“FAS 144”), the Company reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under FAS 144, an impairment occurs when undiscounted estimated identifiable future cash flows expected to result from the use of the asset and its eventual dispositions are less than its carrying amount. An impairment loss, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Through June 30, 2008 there have been no impairments of long-lived assets.
Revenue Recognition
Product sales
The Company recognizes revenue from these product sales when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed and determinable; and collectability is reasonably assured.
The Company offers a general right of return on these product sales, and has considered the guidance in FAS No. 48, “Revenue Recognition When Right of Return Exists” (“FAS 48”) and Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB 104”). Under these pronouncements, the Company accounts for all product sales using the “sell-through” method. Under the sell-through method, revenue is not recognized upon shipment of product to distributors. Instead, the Company records deferred revenue at gross invoice sales price and deferred cost of sales at the cost at which those goods were held in inventory. The Company recognizes revenue when such inventory is sold through to the end user based upon prescriptions filled. To estimate product sold through to end users, the Company relies on third-party information, including information obtained from third-party market research data, certain distributors with respect to their inventory levels and sell-through to customers.
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

Clinical Trials Accounting
Data management and monitoring of all of the Company’s clinical trials are performed by contract research organizations (“CROs”) or clinical research associates (“CRAs”) in accordance with the Company’s standard operating procedures. Typically, CROs and some CRAs bill monthly for services performed, and others bill based upon milestones achieved. For outstanding amounts, the Company accrues unbilled clinical trial expenses based on estimates of the level of services performed each period. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as research and development expenses. Clinical trial site costs related to patient enrollment are accrued as patients are entered into the trial and any initial payment made to the clinical trial site is accrued upon execution of the clinical trial agreements and expensed as research and development expenses.
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

	June 30,	June 30,
	2007	2008
Stock options	1,663,473	2,815,318
Convertible preferred stock	870,980	870,980
Make-whole dividend payments of common stock on convertible preferred stock	190,608	—
Common stock warrants	3,634,703	3,809,703

Total shares excluded from calculation	6,359,764	7,496,001

Other Comprehensive Loss
In accordance with Financial Accounting Standards Board Statement (“FASB”), FAS No. 130, “Reporting Comprehensive Income”, or (“FAS 130”) all components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and changes in the fair value of available-for-sale securities, are reported, net of any related tax effect, to arrive at comprehensive income (loss).

Short-term Investments
The following is a summary of short-term investments at December 31, 2007 and June 30, 2008:

	December 31, 2007
	Gross	Gross	Gross
	amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	$000	$000	$000	$000
Federal agency obligations & municipal bonds	9,354	—	—	9,354
Corporate bonds & commercial paper	18,390	24	(2)	18,412

	27,744	24	(2)	27,766

	June 30, 2008
	Gross	Gross	Gross
	amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	$000	$000	$000	$000
Federal agency obligations & municipal bonds	599	3	—	602
Corporate bonds	7,665	23	—	7,688

	8,264	26	—	8,290

For investments that are in an unrealized loss position, the Company has evaluated the nature of the investments, the duration of the impairments and concluded that the impairments are not other-than-temporary.
At June 30, 2008, all investments have contractual maturities due within one year. At December 31, 2007, investments of $1.5 million had maturities greater than one year.
Fair value measurements
On January 1, 2008, the Company adopted FAS No. 157, “Fair Value Measurements” (FAS 157), for our financial assets and liabilities. The Company’s adoption of FAS 157 did not materially affect the Company’s financial position, results of operations or liquidity. In accordance with FASB Staff Position No. FAS 157-2, “Effective Date of FAS 157”, the Company elected to defer until January 1, 2009 the adoption of FAS 157 for all non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. As defined in FAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, FAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
•	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
•	Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
•	Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

Financial assets and liabilities carried at fair value as of June 30, 2008 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
	$000	$ 000	$000	$ 000
U.S. Government Agency Securities	—	602	—	602
Municipal Notes	—	—	—	—
Corporate Bonds	—	7,688	—	7,688

Total assets at fair value	—	8,290	—	8,290
Warrants	—	(656)	—	(656)

Total liabilities at fair value	—	(656)	—	(656)
Prepaid expenses and other current assets:
Prepaid expenses and other current assets consist of the following:

	December 31,	June 30,
	2007	2008
	($000s)
Research and development tax credit receivable	2,467	3,277
Prepayments	1,741	1,776
Other current assets	603	178

Total prepaid expenses and other current assets	4,811	5,231

Accrued Liabilities and Other Current Liabilities:
Accrued liabilities consist of the following:

	December 31,	June 30,
	2007	2008
	($000s)
Accrued research and development	3,681	5,276
Other accrued liabilities	334	802

Total accrued liabilities	4,015	6,078

Other current liabilities consist of the following:

	December 31,	June 30,
	2007	2008
	($000s)
Payroll	308	145
Preferred stock dividends declared	307	307
Deferred consideration payable in common stock	250	260
Other short term payables	—	575
Other current liabilities	414	498

Total other current liabilities	1,279	1,785

3. STOCK BASED COMPENSATION
At the Company’s annual shareholder meeting on May 14, 2008, the stockholders approved and amended the number of shares reserved under the 2006 Equity Incentive Plan (“2006 Plan”) to 5,200,000 shares of the Company’s common stock (up from 3,000,000 shares). The shares reserved under the 2006 Plan have a maximum maturity of 10 years and generally exercisable over a four-year period from the date of grant.
A summary of activity for the options under the Company’s 2006 Plan for the six months ended June 30, 2008 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (years)	Value
				(in $000s)
Options outstanding at December 31, 2007	2,592,246	$6.39	9.1	—
Granted	290,000	$4.08
Exercised	—	—
Expired	—	—
Cancelled / forfeited	(66,928)	$6.19

Options outstanding at June 30, 2008	2,815,318	$6.15	8.73	—

Unvested at June 30, 2008	1,716,674	$5.73	9.16	—

Vested and exercisable at June 30, 2008	1,098,644	$6.79	8.07	—

The Company accounts for all share-based payment transactions under FASB, Statement No. 123R, “Share-Based Payment” (“FAS 123R”). FAS 123R requires the Company to measure all share-based payment awards, including those with employees, granted, modified, repurchased or cancelled after, or that were unvested as of, January 1, 2006 at fair value. Under FAS 123R, the fair value of stock options and other equity-based compensation must be recognized as compensation cost in the financial statements over the requisite service period of each award.
The Company used the Black-Scholes option-pricing model with the following assumptions for stock option grants to employees and directors for the six months ended June 30, 2007 and 2008:

	For the six months
	ended June 30,
	2007	2008
Expected term	4.25 – 6 Yrs	4.25 – 6 Yrs
Risk free interest rate	4.56 – 5.07%	2.75 – 3.76%
Expected volatility	70 – 80%	65 – 70%
Expected dividend yield over expected term	—	—
Resulting weighted average grant fair value	$4.54	$2.24
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
There were no exercises of stock options during the three and six months ended June 30, 2008. The Company received $0.2 million from the exercise of 25,508 stock options during the second quarter of 2007. As the Company presently has tax loss carry forwards from prior periods and expects to incur tax losses in 2008, the Company is not able to benefit from the deduction for exercised stock options in the current reporting period.
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
The following table summarizes the components of the Company’s stock based compensation for the three and six months ended June 30, 2007 and 2008:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2008	2007	2008
	($000s)		($000s)
Research and development	212	129	502	420
General and administrative	261	266	514	527

Stock-based compensation costs before income taxes	473	395	1,016	947

4. COMMITMENTS AND CONTINGENCIES
In 2005, the Company recorded an accrued restructuring liability associated with abandoning the facility in Bothell, Washington. The lease term on this space expires December 2010. The restructuring liability was computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses. The accrual balance was adjusted in 2006 to reflect a change in estimate due to continued deterioration in the local real estate market. As of June 30, 2008, the accrued restructuring liability was $2.6 million. This represents the Company’s best estimate of the fair value of the liability. Subsequent changes in the liability due to accretion, or changes in estimates of sublease assumptions, etc. will be recognized as adjustments to restructuring charges in future periods.
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

In connection with the abandonment of the Bothell facility and the related sale of assets in late 2005, the Company has been subjected to a State sales tax audit by the Department of Revenue of the State of Washington. As a result of the potential State sales tax assessment, the Company recorded a liability of $0.3 million during 2006. There has been no change in the Company’s assessment of the liability during the three months ended June 30, 2008.
5. ACQUISITIONS
Acquisition of ALIGN
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
As consideration for the asset purchase and pursuant and subject to the terms of the agreement, the Company paid $3.3 million in cash to the Sellers and have paid an additional $0.5 million approximately 190 business days from the closing date of the asset acquisition. In addition, the Company may be required to issue to the Sellers a maximum number of 138,132 shares of common stock. This is reduced from the original number of shares of 184,176 as a result of the Sellers not meeting certain operational and financial milestones. Issuance is contingent upon the achievement of certain operational and financial milestones and subject to satisfaction of any outstanding indemnification obligations by the Sellers. Cyclacel will issue the shares of its common stock only to the extent that the milestones are achieved. The Company is also committed, as part of securing long term supply arrangements, to make future payments of approximately $0.6 million in 2009 and $0.7 million in 2010. The present value of these commitments has been reported as other short term payables and other long term payables on the condensed consolidated balance sheets.
For the three months ended June 30, 2008, goodwill was reduced by $9,000 as a royalty rebate of $48,000 was recognized, offset by an increase in the product returns provision by $39,000. For the six months ended June 30, 2008, goodwill has reduced by $25,000 as a result of adjustments to product returns provision and recognizing the royalty rebate.
The transaction was accounted for as a business combination and the consolidated results of operations of Cyclacel include the results of operations of ALIGN from October 5, 2007. The assets and certain agreed liabilities of ALIGN have been recorded, as of the closing date, at their estimated fair values.
Acquisition Purchase Price
The preliminary purchase price paid to acquire the Sellers’ assets was calculated as follows (in thousands):

Cash and equity	$3,571
Acquisition costs	432

Total purchase price	$4,003

Acquisition Preliminary Purchase Price Allocation
As part of the acquisition, the following net assets were acquired (in thousands):

Current assets	$199
Property, plant and equipment	10
Intangible assets	4,495
Current liabilities	(1,423)
Non-current liabilities	(1,122)
Goodwill	1,844

$4,003

Pro Forma Results of Operations
The results of operations of ALIGN are included in Cyclacel’s condensed consolidated financial statements from the date of the business combination transaction as of October 5, 2007. The following table presents pro forma results of operations and gives effect to the business combination transaction as if the business combination was consummated at January 1, 2007. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the business combination been completed at the beginning of the retrospective periods or of the results that may occur in the future.

	For the three	For the six
	months ended	months ended
	June 30, 2007	June 30, 2007
	(000s)	(000s)
Revenue	234	536
Loss before taxes	(5,977)	(11,485)
Net loss applicable to ordinary shareholders	(5,414)	(10,369)

Net loss per share-basic and diluted	$(0.27)	$(0.54)

Weighted average shares	20,410,224	19,305,425
Acquisition of Xcyte Therapies Inc.
On March 27, 2006, Xcyte Therapies Inc. (“Xcyte”) completed a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Cyclacel Group plc (“Group”), a public company organized under the laws of England and Wales in which Xcyte agreed to purchase from Group all of the capital stock of Cyclacel Limited (“Limited”), a private limited company organized under the laws of England and Wales and a wholly-owned subsidiary of Group (the “Stock Purchase”). For more information please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC.
6. STOCKHOLDERS’ EQUITY
Preferred stock
On November 3, 2004, the Company completed a public offering of 2,990,000 shares of its 6% convertible exchangeable preferred stock (the “Preferred Stock”) at $10.00 per share, including the shares sold to the underwriters pursuant to the over-allotment option granted in connection with the offering. Net proceeds from the offering, after deducting underwriting discounts and offering-related expenses, totaled $27.5 million.
Dividends on the Preferred Stock are cumulative from the date of original issue at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10 per share, plus accrued and unpaid dividends. In January, April, July and October 2007, the Company’s Board of Directors declared quarterly dividends in the amount of $0.15 per share of preferred stock, which were paid on the first business day in February, May, August and November 2007, respectively. Each quarterly dividend distribution totaled $0.3 million and was paid to holders of record as of the close of business on January 22, April 20, July 20 and October 19, 2007, respectively. In December 2007 and April 2008 the Company’s Board of Directors declared quarterly dividends in the amount of $0.15 per share of Preferred Stock, which were paid on the first business day in February and May 2008, respectively. Each quarterly dividend distribution totaled $0.3 million and was paid to holders of record as of the close of business on January 18 and April 18, 2008, respectively. On July 8, 2008 a dividend was declared and subsequently paid on August 1, 2008.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s common stock at a conversion rate of approximately 0.42553 shares of common stock for each share of Preferred Stock, based on a conversion price of approximately $23.50. The Company has reserved 870,980 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding as of June 30, 2008. In each of the three month periods ended June 30, 2007 and 2008, no shares of preferred stock were converted into common stock.
The Company may automatically convert the Preferred Stock into common stock if the closing price of the Company’s common stock has exceeded $35.30, which is 150% of the conversion price of the Preferred Stock, for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion.
The Company and the holders elected not to automatically convert some or all of the Preferred Stock into common stock prior to November 3, 2007. If they had done so, the Company would have made an additional payment on the Preferred Stock equal to the aggregate amount of dividends that would have been payable on the Preferred Stock through November 3, 2007, less any dividends already paid on the Preferred Stock. This additional payment would have been payable in cash or, at the Company’s option, in shares of the Company’s common stock, or a combination of cash and shares of common stock. As of June 30, 2008, the Company issued 81,927 shares of common stock to converting holders in satisfaction of this additional payment. During the three months ended June 30, 2008, no shares of the Company’s common stock were issued.
In accordance with FAS 133, “Accounting for Derivative Instruments” (“FAS 133”), the Company was required to separate and account for, as an embedded derivative, the dividend make-whole payment feature of the Preferred Stock. As an embedded derivative instrument, the dividend make-whole payment feature was measured at fair value and reflected as a liability. Changes in the fair value of the derivative were recognized in the condensed consolidated statement of operations as a component of other income (expense). The derivative liability was reduced to $0 as of November 2, 2007, the last date of possible conversion. During the three and six months ended June 30, 2007, the Company recorded a charge of $30,000 and $0.1 million, respectively, on the consolidated statement of operations as other expense.
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
Common Stock and warrants
February 2007 Registered Direct Offering
On February 16, 2007, the Company raised $36.0 million in gross proceeds, before deducting placement agent fees and offering expenses of $2.6 million, in a “registered direct” offering through the sale of shares of the Company’s common stock and warrants. The Company entered into subscription agreements with these investors pursuant to which it sold approximately 4.2 million units, each unit consisting of one share of common stock and a seven-year warrant to purchase 0.25 shares of common stock, at a purchase price of $8.47125 per unit. The purchase price for the shares and the exercise price for the warrants was $8.44 per share, the closing bid price for the Company’s common stock on February 12, 2007. Investors paid $0.125 per warrant. The Company issued 4,249,668 shares of common stock and warrants to purchase 1,062,412 shares of common stock.

The warrants issued to the investors are being accounted for as a liability in accordance with Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). At the date of the transaction, the fair value of the warrants of $6.8 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 4.58%, expected volatility — 85%, expected dividend yield — 0%, and a remaining contractual life of 6.88 years. The value of the warrant shares is being marked to market each reporting period as a derivative gain or loss on the consolidated statement of operations until exercised or expiration. At December 31, 2007, the fair value of the warrants was $3.5 million. At June 30, 2008, the fair value of the warrants was $0.7 million. For the three months ended June 30, 2007 and 2008, the Company recognized the change in the value of warrants of approximately $1.4 million and $0.7 million, respectively, as a gain on the consolidated statement of operations. For the six months ended June 30, 2007 and 2008, the Company recognized the change in the value of warrants of approximately $1.9 million and $2.9 million, respectively, as a gain on the consolidated statement of operations. Since the date of the transaction, the Company recognized the change in the value of warrants of approximately $6.1 million.
December 2007 Committed Equity Financing Facility
On December 10, 2007, Cyclacel entered into a Committed Equity Financing Facility or CEFF, with Kingsbridge Capital Limited or Kingsbridge, a private investment group, in which Kingsbridge committed to purchase the lesser of 4,084,590 shares of common stock or $60 million of common stock from Cyclacel capital during the next three years. Under the terms of the agreement, Cyclacel will determine the exact timing and amount of any CEFF financings, subject to certain conditions. All amounts “drawn down” under the CEFF will be settled via the issuance of registered shares of Cyclacel’s common stock. Cyclacel may access capital under the CEFF in tranches of either (a) 2% of Cyclacel’s market capitalization at the time of the draw down or (b) the lesser of (i) 3% of Cyclacel’s market capitalization at the time of the draw down and (ii) an alternative draw down amount based on the product of (A) the average trading volume of the 30-day trading period preceding the draw down excluding the five highest and five lowest trading days during such period, (B) the volume-weighted average trading price (“VWAP”) on the trading day prior to the notice of draw down, (C) the number of days during the draw down period and (D) 85%, subject to certain conditions. Each tranche will be issued and priced over an eight-day pricing period. Kingsbridge will purchase shares of common stock pursuant to the CEFF at discounts ranging from 6% to 10% depending on the average market price of the common stock during the eight-day pricing period, provided that the minimum acceptable purchase price for any shares to be issued to Kingsbridge during the eight-day period is determined by the higher of $2.50 or 90% of Cyclacel’s common stock closing price the day before the commencement of each draw down.
In connection with the CEFF, Cyclacel issued a warrant to Kingsbridge to purchase up to 175,000 shares of common stock at an exercise price of $7.17 per share which represents a 30% premium over the average of the closing bid prices of Cyclacel’s common stock during the 5 trading days preceding the signing of the agreement. The warrant will become exercisable six months from the date of the agreement and will remain exercisable, subject to certain exceptions, for a period of five years thereafter. As of June 30, 2008, the warrants issued to the investors have been classified as equity in accordance with EITF 00-19. The transaction date fair value of the warrants of $0.6 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 3.605%, expected volatility — 70%, expected dividend yield — 0%, and a remaining contractual life of 5.5 years.

Common Stock Warrants
The following table summarizes information about warrants outstanding at June 30, 2008:

			Weighted
	Expiration	Common Shares	Average
Issued in Connection With	Date	Issuable	Exercise Price
Acquisition of Xcyte March 2006	2008	431	$15.29
Acquisition of Xcyte March 2006	2009	431	15.29
March 2006 stock issuance	2014	2,571,429	7.00
February 2007 stock issuance	2014	1,062,412	8.44
December 2007 CEFF	2012	175,000	7.17

Total		3,809,703	$7.41

Exercise of Stock Options
There were no stock option exercises during the six months ended June 30, 2008. During the three months ended June 30, 2007, 25,508 shares of the Company’s common stock were issued from the exercise of stock options resulting in proceeds of $0.2 million.
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
The Company applies FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) in accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 prescribes a minimum probability threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods as well as disclosure and transition.
Credit is taken in the accounting period for research and development tax credits, which will be claimed from H. M. Revenue & Customs, the United Kingdom’s taxation and customs authority, in respect of qualifying research and development costs incurred in the same accounting period.
8. RECENT ACCOUNTING PRONOUNCEMENTS
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 was effective on January 1, 2008 and the adoption of FAS 159 did not have a material impact on the Company’s condensed consolidated financial statements.
In December 2007, FASB ratified the consensus reached by Emerging Issues Task Force (“EITF”) Issue 07-1, “Accounting for Collaborative Arrangements” or (“EITF 07-1”). EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable Generally Accepted Accounting Principles or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” EITF 07-1 was effective on January 1, 2008. The adoption of EITF 07-1 did not have a material impact on the Company’s consolidated financial statements.

In November 2007, the FASB issued FAS No. 141 (revised 2007), Business Combination (“FAS 141(R)”) and FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS 160”). FAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 141(R) and FAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for the Company). FAS 141(R) will be applied prospectively. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS 160 will be applied prospectively. Early adoption is prohibited for both standards. The Company believes that the adoption of FAS 141(R) and FAS 160 will not have a material impact on its consolidated financial statements.
In June 2007, FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” or (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-3, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-3 is effective for the Company beginning on January 1, 2008 and must be adopted on a prospective basis. Given a review of our current contracts and arrangements the adoption of EITF 07-3 did not have a material effect on the Company’s consolidated financial statements.
On March 19, 2008, FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires enhanced financial disclosure about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. FAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company believes that the adoption of FAS 161 will not have a material impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including, without limitation, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend the forward-looking statements to be covered by the safe harbor for forward-looking statements in such sections of the Exchange Act. The forward-looking information is based on various factors and was derived using numerous assumptions. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions.
Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, as updated and supplemented by Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, and elsewhere in this report. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, ‘‘Cyclacel,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘us,’’ and ‘‘our’’ refer to Cyclacel Pharmaceuticals, Inc.
Overview
We are a development stage biopharmaceutical company dedicated to the discovery, development and commercialization of novel, mechanism-targeted drugs to treat human cancers and other serious disorders. Our strategy is focused on leading edge therapeutic management of cancer patients based on a portfolio of three products marketed by ALIGN Pharmaceuticals, LLC “ALIGN”, our subsidiary, and a deep development pipeline.
We market directly in the United States XclairTM Cream for radiation dermatitis and NumoisynTM Liquid and NumoisynTM Lozenges for xerostomia. We have three orally-available drugs that are in clinical development:
•	sapacitabine in two randomized Phase 2 studies for the treatment of elderly acute myeloid leukemia, or AML and cutaneous T-cell lymphoma, or CTCL;

•
seliciclib in two randomized Phase 2 studies for the treatment of non-small cell lung cancer, or NSCLC and nasopharyngeal cancers, or NPC and initiating an investigator sponsored Phase 1 study in combination with erlotinib (Tarceva®) in patients with advanced solid tumors including NSCLC; and

•	CYC116 in a Phase 1 study in patients with solid tumors. Our area of expertise is in cell cycle biology, or the processes by which cells divide and multiply.

We focus primarily on the discovery and development of orally available anticancer agents that target the cell cycle with the aim of slowing the progression or shrinking the size of tumors, and enhancing the quality of life and improving survival rates of cancer patients. We are generating several families of anticancer drugs that act on the cell cycle including nucleoside analogues, cyclin dependent kinase or CDK inhibitors and Aurora kinase/Vascular Endothelial Factor Receptor 2 or AK/VEGFR2 inhibitors. Although a number of pharmaceutical and biotechnology companies are currently attempting to develop nucleoside analogues, CDK inhibitor and AK inhibitor drugs, we believe that our drug candidates are differentiated in that they are orally available and interact with unique target profiles and mechanisms. For example, we believe that our sapacitabine is the only orally available nucleoside analogue presently being tested in Phase 2 trials in AML, seliciclib is the only orally available CDK inhibitor currently in Phase 2 trials and CYC116 is the only AK inhibitor in clinical trials that also interacts with VEGFR2.
Our corporate headquarters is located in Berkeley Heights, New Jersey, with research facilities located in the United Kingdom. From our inception in 1996 through June 30, 2008, we have devoted substantially all our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of June 30, 2008, our accumulated deficit during the development stage was $177.1 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical, pre-clinical and other drugs currently in development and build our commercialization capability. Our operating expenses are primarily comprised of research and development expenses and selling, general and administrative costs.
As of June 30, 2008, we have not generated significant product revenue but have financed our operations and internal growth through private placements, licensing revenue, interest on investments, government grants and research and development tax credits. Our revenue has consisted of collaboration and grant revenue. Beginning in 2008, our revenue now includes product sales following the ALIGN acquisition.
Acquisition of ALIGN Pharmaceuticals, LLC and ALIGN Holdings, LLC
On October 5, 2007, the Company purchased certain net assets of ALIGN. As part of the asset acquisitions, we acquired the Sellers’ exclusive rights to sell and distribute three products in the United States used primarily to manage the effects of radiation or chemotherapy in cancer patients: Xclair™ Cream, Numoisyn™ Liquid and Numoisyn™ Lozenges. The acquired business provides us with the foundation to build a commercial organization focused on cancer that is complementary to our oncology/hematology products in development and is part of our strategy to build a diversified biopharmaceutical business.
As consideration for the asset purchase and pursuant and subject to the terms of the agreement, the Company paid $3.3 million in cash to the Sellers and have paid an additional $0.5 million approximately 190 business days from the closing date of the asset acquisition. In addition, we may be required to issue to the Sellers a maximum number of 138,132 shares of common stock. This is reduced from the original number of shares of 184,176 as a result of the Sellers not meeting certain operational and financial milestones. Issuance is contingent upon the achievement of certain operational and financial milestones and subject to satisfaction of any outstanding indemnification obligations by the Sellers. We will issue the shares of our common stock only to the extent that the milestones are achieved. We are also committed, as part of securing long term supply arrangements, to make future payments of approximately $0.6 million in 2009 and $0.7 million in 2010. The present value of these commitments has been reported as other short term payables and other long term payables on the consolidated balance sheet as of June 30, 2008.
For the three months ended June 30, 2008, goodwill was reduced by $9,000 due to a decrease of recognizing a royalty rebate of $48,000 offset by an increase in the product returns provision of $39,000. For the six months ended June 30, 2008, goodwill was reduced by $25,000 as a result of adjustments to product returns provision and recognizing the royalty rebate.

Results of Operations
The results of operations and balance sheet data for the three months ended June 30, 2008 reflect the operations of the Company and its subsidiary companies, including ALIGN. However, the results of operations for the comparable periods in 2007 do not reflect the results of ALIGN and, therefore, may not be comparable to the results of the current period.
Three Months Ended June 30, 2007 and 2008
Revenues
The following table summarizes the components of our revenues for the three months ended June 30, 2007 and 2008:

	Three months ended June 30,
	2007	2008	Difference	Difference
	($000s)%
Product revenue	—	168	168	100
Grant revenue	31	12	(19)	(61)

Total revenue	31	180	149	481

Grant revenue is recognized as we incur and pay for qualifying costs and services under the applicable grant. Grant revenue is primarily derived from various United Kingdom government grant awards.
Product revenue is derived as a result of the asset acquisition of ALIGN on October 5, 2007. During the three months ended June 30, 2008, we recorded sales of $0.2 million. We anticipate that product revenue will continue to grow as we penetrate the market place and gain market share.
Cost of goods sold

	Three months ended June 30,
	2007	2008	Difference	Difference
	($000s)%
Cost of goods sold	—	99	99	100

Total cost of sales represented 59% of product revenue for the three months ended June 30, 2008.
During the three months ended June 30, 2008, we recorded cost of goods sold of $0.1 million related to the sale of ALIGN products.
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
•	payroll and related-expense, including consultants and contract research;

•	clinical trial and regulator-related costs;

•	pre-clinical studies;

•	screening and identification of drug candidates;

•	laboratory supplies and materials;

•	technology license costs;

•	rent and facility expenses for our laboratories; and

•	scientific consulting fees.
The following table provides information with respect to our research and development expenditure for the three months ended June 30, 2007 and 2008:

	Three months ended June 30,
	2007	2008	Difference	Difference
	($000s)%
Sapacitabine	953	2,293	1,340	141
Seliciclib	745	782	37	5
CYC116	412	501	89	22
Other research and development costs	2,206	2,227	21	1

Total research and development expenses	4,316	5,803	1,487	34

Total research and development expenses represented 66% and 58% of our operating expenses for the three months ended June 30, 2007 and 2008, respectively.
Research and development expenditure increased by $1.5 million to $5.8 million for the three months ended June 30, 2008 from $4.3 million for the three months ended June 30, 2007. Sapacitabine costs increased by $1.3 million primarily due to the commencement of a Phase 2 trial in elderly AML in December 2007, and costs related to preclinical and product scale-up.
The future
We plan to invest in our research and development programs to further enhance our clinical and regulatory capabilities to allow us to advance the development of our drug candidates.
Selling, general and administrative expenses
Selling, general and administrative expenses include costs for sales and marketing and administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the selling, general and administrative expenses for the three months ended June 30, 2007 and 2008:

	Three months ended June 30,
	2007	2008	Difference	Difference
	($000s)%
Total selling, general and administrative expenses	2,187	4,104	1,917	88

Total selling, general and administration expenses represented 34% and 41% of our operating expenses for the three months ended June 30, 2007 and 2008, respectively.
Our selling, general and administrative expenditure increased by $1.9 million to $4.1 million for the three months ended June 30, 2008 from $2.2 million for the three months ended June 30, 2007. The increase of $1.9 million in expenses was primarily attributable to ALIGN with $0.8 million related to the costs of our sales force and marketing efforts and $0.2 million in amortization charges. The remaining increase of $0.9 million relates to increased professional fees and personnel related expenses.

The future
Following the acquisition of ALIGN we expect to incur additional costs in support of developing ALIGN’s commercial operations. Additionally, we expect that our selling, general and administrative expenses will continue to increase in subsequent periods due to supporting these sales and marketing requirements and the added costs of ensuring the new ALIGN business complies with the requirements of the Sarbanes-Oxley Act of 2002.
Restructuring charge
As of June 30, 2008, the restructuring liability associated with exiting the Bothell facility was $2.6 million accounting for the estimated fair value of the remaining lease payments, net of estimated sub-lease income. The restructuring liability is subject to a variety of assumptions and estimates. We review these assumptions and estimates on a quarterly basis and will adjust the accrual if necessary. There was no change in the estimate for the three months ended June 30, 2008.
For the three months ended June 30, 2008, we recorded accretion expense associated with the Bothell restructuring lease of $0.1 million on the consolidated statement of operations as interest expense. A further $0.3 million of accretion expense will be recognized over the remaining life of the lease to December 2010.
Other income (expense)
Other income (expense) is comprised of the change in valuation of the derivative, change in value of liability classified warrants, interest income and interest expense. The following table summarizes the other income (expense) for the three months ended June 30, 2007 and 2008:

	Three months ended June 30,
	2007	2008	Difference	Difference
	($000s)%
Change in valuation of derivative	(30)	—	30	100
Change in valuation of warrants	1,406	680	(726)	(52)
Interest income	986	267	(719)	(73)
Interest expense	(48)	(90)	(42)	(88)

Total other income (expense)	2,314	857	(1,457)	(63)

On November 3, 2007, the embedded derivative associated with the dividend make-whole payment expired reducing the liability to $0 and thus no further marked to market adjustments will be made with regard to this embedded derivative. For the three months ended June 30, 2007, the derivative valuation expense was $30,000.
The change in valuation of warrants relates to the issue of warrants to purchase shares of our common stock under the registered direct financing completed in February 2007. The warrants issued to the investors meet the requirements of and are being accounted for as a liability in accordance with EITF 00-19. The value of the warrants is being marked to market each reporting period as a derivative gain or loss until exercised or expiration. For the three months ended June 30, 2007 and 2008, we recognized the change in the value of warrants of approximately $1.4 million and $0.7 million, respectively, as other income in the consolidated statement of operations.
Interest income decreased by $0.7 million from $1.0 million for three months ended June 30, 2007 to $0.3 million for the three months ended June 30, 2008. The decrease is primarily attributable to lower average balances of cash and cash equivalents and short-term investments in 2008 as compared to 2007. In 2007, we issued common stock as a result of our registered direct offering in February 2007.
Interest expense increased by $42,000 to $0.1 million for the three months ended June 30, 2008 from $48,000 for the three months ended June 30, 2007. During the three months ended June 30, 2007 and 2008 interest expenses resulted primarily from accretion expense associated with the Bothell lease restructuring provision. During the three months ended June 30, 2008, there was accretion interest charged on deferred consideration and notes payable in relation to the asset acquisition of ALIGN on October 5, 2007.

The future
The valuation of the liability-classified warrants will continue to be re-measured at the end of each reporting period. The valuation of the warrants are dependent upon many factors including estimated market volatility and stock price, and may fluctuate significantly and could have a significant impact on our consolidated statement of operations.
Income tax benefit
Credit is taken for research and development tax credits, which are claimed from the United Kingdom’s revenue and customs authority, or HMRC, in respect of qualifying research and development costs incurred.
The following table summarizes research and development tax credits for the three months ended June 30, 2007 and 2008:

	Three months ended June 30,
	2007	2008	Difference	Difference
	($000s)%
Total income tax benefit	563	425	(138)	(25)

Research and development tax credits recoverable decreased by $0.2 million from $0.6 million for three months ended June 30, 2007 to $0.4 million for the three months ended June 30, 2008. This decrease was a reflection of decreased income taxes available for recovery as a consequence of the lower eligible research and development payroll expenses in 2008.
The future
We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so.
Six Months Ended June 30, 2007 and 2008
Revenues
The following table summarizes the components of our revenues for the six months ended June 30, 2007 and 2008:

	Six months ended June 30,
	2007	2008	Difference	Difference
	($000s)%
Collaboration and research and development revenue	10	—	(10)	(100)
Product revenue	—	333	333	100
Grant revenue	74	24	(50)	(68)

Total revenue	84	357	273	325

Collaboration and research and development revenue was derived from several agreements under which the Company provides compounds for evaluation for an agreed consideration.
Grant revenue is recognized as we incur and pay for qualifying costs and services under the applicable grant. Grant revenue is primarily derived from various United Kingdom government grant awards.
Product revenue is derived as a result of the asset acquisition of ALIGN on October 5, 2007. During the six months ended June 30, 2008, we recorded sales of $0.3 million.

Cost of goods sold

	Six months ended June 30,
	2007	2008	Difference	Difference
	($000s)%
Cost of goods sold	—	195	195	100

Total cost of sales represented 59% of product revenue for the six months ended June 30, 2008.
During the six months ended June 30, 2008, we recorded cost of goods sold of $0.2 million related to the sale of ALIGN products.
Research and development expenses
The following table provides information with respect to our research and development expenditure for the six months ended June 30, 2007 and 2008:

	Six months ended June 30,
	2007	2008	Difference	Difference
	($000s)%
Sapacitabine	1,385	3,642	2,257	163
Seliciclib	1,647	1,611	(36)	(2)
CYC116	892	1,396	504	57
Other research and development costs	4,369	5,039	670	15

Total research and development expenses	8,293	11,688	3,395	41

Total research and development expenses represented 63% and 59% of our operating expenses for the six months ended June 30, 2007 and 2008, respectively.
Research and development expenditures increased by $3.4 million to $11.7 million for the six months ended June 30, 2008 from $8.3 million for the six months ended June 30, 2007. The costs increase of $2.3 million related to sapacitabine is due to increased clinical trial activity in particular the commencement of the Phase 2 trial in elderly AML in December 2007 as well as additional preclinical and product scale up costs. The increase in our CYC116 program was primarily due to the program advancing into a Phase 1 trial during the first quarter of 2008.
Selling, general and administrative expenses
Selling, general and administrative expenses include costs for sales and marketing and administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the selling, general and administrative expenses for the six months ended June 30, 2007 and 2008:

	Six months ended June 30,
	2007	2008	Difference	Difference
	($000s)%
Total selling, general and administrative expenses	4,819	7,982	3,163	66

Total selling, general and administration expenses represented 37% and 40% of our operating expenses for each of the six months ended June 30, 2007 and 2008, respectively.
Our selling, general and administrative expenditure increased by $3.2 million to $8.0 million for the six months ended June 30, 2008 from $4.8 million for the six months ended June 30, 2007. The increase of $3.2 million in expenses was primarily attributable to ALIGN with $1.5 million related to the costs of our sales force and marketing efforts and $0.5 million in amortization charges. The remaining increase of $1.2 million relates to increased professional fees and personnel related expenses.

Restructuring charge
As of June 30, 2008, the restructuring liability associated with exiting the Bothell facility was $2.6 million accounting for the estimated fair value of the remaining lease payments, net of estimated sub-lease income. The restructuring liability is subject to a variety of assumptions and estimates. We review these assumptions and estimates on a quarterly basis and will adjust the accrual if necessary. There was no change in the estimate for the six months ended June 30, 2008.
For the six months ended June 30, 2008, we recorded accretion expense associated with the Bothell restructuring lease of $0.1 million on the consolidated statement of operations as interest expense. A further $0.3 million of accretion expense will be recognized over the remaining life of the lease to December 2010.
Other income (expense)
Other income (expense) is comprised of the change in valuation of the derivative, change in value of liability classified warrants, interest income and interest expense. The following table summarizes the other income (expense) for the six months ended June 30, 2007 and 2008:

	Six months ended June 30,
	2007	2008	Difference	Difference
	($000s)%
Change in valuation of derivative	(70)	—	70	100
Change in valuation of warrants	1,864	2,889	1,025	55
Interest income	1,814	897	(917)	(51)
Interest expense	(100)	(175)	(75)	(75)

Total other income (expense)	3,508	3,611	103	3

On November 3, 2007, the embedded derivative associated with the dividend make-whole payment expired reducing the liability to $0 and thus no further marked to market adjustments will be made with regard to this embedded derivative. For the six months ended June 30, 2007, the derivative valuation expense was $0.1 million.
The change in valuation of warrants relates to the issue of warrants to purchase shares of our common stock under the registered direct financing completed in February 2007. The warrants issued to the investors meet the requirements of and are being accounted for as a liability in accordance with EITF 00-19. The value of the warrants is being marked to market each reporting period as a derivative gain or loss until exercised or expiration. For the six months ended June 30, 2007 and 2008, we recognized the change in the value of warrants of approximately $1.9 million and $2.9 million, respectively, as other income in the consolidated statement of operations.
Interest income decreased by $0.9 million from $1.8 million for the six months ended June 30, 2007 to $0.9 million for the six months ended June 30, 2008. The decrease is primarily attributable to lower average balances of cash and cash equivalents and short-term investments in 2008 as compared to 2007. In February 2007, we issued common stock as a result of our registered direct offering.
Interest expense increased by $0.1 million to $0.2 million for the six months ended June 30, 2008 from $01 million for the six months ended June 30, 2007. During the six months ended June 30, 2007 and 2008 interest expenses resulted primarily from accretion expense associated with the Bothell lease restructuring provision. During the six months ended June 30, 2008, there was also accretion interest charged on deferred consideration and notes payable in relation to the acquisition of ALIGN assets on October 5, 2007.
Income tax benefit
Credit is taken for research and development tax credits, which are claimed from HMRC, in respect of qualifying research and development costs incurred.

The following table summarizes research and development tax credits for the six months ended June 30, 2007 and 2008:

	Six months ended June 30,
	2007	2008	Difference	Difference
	($000s)%
Total income tax benefit	1,116	1,101	(15)	(1)

Research and development tax credits recoverable decreased by $15,000. The decrease was a reflection of decreased income taxes available for recovery as a consequence of the lower eligible research and development payroll expenses in 2008.
Liquidity and Capital Resources
The following is a summary of our key liquidity measures at December 31, 2007 and June 30, 2008:

	December 31, 2007	June 30, 2008
	($000s)
Cash and cash equivalents	30,987	31,681
Short-term investments, available for sale	27,766	8,290
Current assets	63,777	45,814
Current liabilities	14,712	11,615
Working capital	49,065	34,199
At June 30, 2008, we had cash and cash equivalents and short-term investments of $40.0 million as compared to $58.8 million at December 31, 2007. The lower balance at June 30, 2008 was primarily due to the ongoing research and development of our product candidates. Since our inception, we have not generated any significant revenue and have relied primarily on the proceeds from sales of equity and preferred securities to finance our operations and internal growth. Additional funding has come through interest on investments, licensing revenue, government grants and research and development tax credits. We have incurred significant losses since our inception. As of June 30, 2008, Cyclacel had an accumulated deficit of $177.1 million. We believe that existing funds together with cash generated from operations are sufficient to satisfy our planned working capital, capital expenditures, debt service and other financial commitments for the next twelve months.
Cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2007 and 2008, is summarized as follows:

	Six months ended June 30,
	2007	2008
	($000s)
Net cash used in operating activities	(11,786)	(18,943)
Net cash (used in) provided by investing activities	(21,575)	20,212
Net cash provided by (used in) financing activities	32,819	(624)
In our Annual Report on Form 10-K for the year ended December 31, 2007 under the heading ‘‘Liquidity and Capital Resources,’’ we outlined our contractual obligations and other commitments. For the six months ended June 30, 2008, there have been no material changes in our contractual obligations and other commitments. As disclosed in our Current Report on Form 8-K filed with the SEC on March 24, 2008, we entered into a three-year employment agreement with our Chief Executive Officer and President; which contain severance and change-in-control provisions. As disclosed in our Current Report on Form 8-K filed with the SEC on April 2, 2008, we entered into a three-year employment agreement with our Executive Vice President, Finance and Chief Operating Officer which contain severance and change-in-control provisions.

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
We currently anticipate that our cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. However, we will need to raise substantial additional funds to continue our operations. We cannot be certain that any of our programs will be successful or that we will be able to raise sufficient funds to complete the development and commercialize any of our product candidates currently in development, should they succeed or if we can successfully increase product revenues in the ALIGN business. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.
Our future funding requirements will depend on many factors, including but not limited to:
•	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;

•	the costs associated with establishing manufacturing and commercialization capabilities, including the cost of establishing and growing a sales force;

•	the costs of acquiring or investing in businesses, product candidates and technologies;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the effect of competing technological and market developments;

•	the economic and other terms and timing of any collaboration, licensing or other arrangements into which we may enter; and

•	the costs associated with establishing the ALIGN business and the level of market penetration and market share that is established.
Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or curtail commercialization activities. In addition, we may have to partner one or more of our product candidate programs at an earlier stage of development, which would lower the future economic value of those programs to us.

Operating activities
Net cash used in operating activities increased $7.1 million to $18.9 million for the six months ended June 30, 2008 from $11.8 million for the six months ended June 30, 2007. The increase of $7.1 million in cash used in operations was mainly due to our ongoing efforts in research and development and to a lesser extent costs associated with ALIGN.
Net cash used in operating activities during the six months ended June 30, 2008 of $18.9 million resulted from our net operating loss of $14.8 million, adjusted for material non-cash activities comprising amortization of investment premiums (discounts), change in valuation of liability-classified warrants, depreciation and amortization, non-cash stock based compensation expense and provision for restructuring costs, amounting to $2.1 million and net increase in working capital of $2.0 million due to an increase in prepaid expenses and other current assets combined with a net increase in accounts payable and other current liabilities.
Net cash used in operating activities during the six months ended June 30, 2007 of $11.8 million resulted from our net operating loss of $8.4 million, adjusted for material non-cash activities comprising depreciation and amortization, and non-cash stock based compensation expense amounting to $1.3 million, and net decrease in working capital of $2.1 million, primarily due to a net decrease in accounts payable and accrued expenses.
Investing activities
Net cash used in investing activities for the six months ended June 30, 2007 amounted to $21.6 million. During the six months ended June 30, 2008, cash provided by investing activities amounted to $20.2 million. For the six months ended June 30, 2008, we redeemed $21.4 million of short-term investments which was partially offset by purchases of short-term investments of $0.9 million.
Capital spending is important to our research and development initiatives and to maintain our operational capabilities. Capital expenditures for property, plant and equipment for the six months ended June 30, 2007 and 2008 totaled approximately $0.6 million and $0.3 million, respectively, for normal replacements and improvements.
Upon an investment reaching maturity and to reduce our risk profile, we have invested that money in cash or cash equivalents in order to make funds available for operational requirements.
Financing activities
Net cash provided by financing activities decreased by $33.4 million, from a source of $32.8 million for the six months ended June 30, 2007 to a use of $0.6 million for the six months ended June 30, 2008.
For the six months ended June 30, 2008, the net cash outflow by financing activities related to the payment of our preferred stock dividend of $0.6 million. For the six months ended June 30, 2007, the net cash provided by financing activities related primarily to our registered direct financing in February 2007, offset by the payment of our preferred stock dividends of $0.6 million and by payment of capital lease obligations of $0.1 million.
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

In December 2007, we entered into a Committed Equity Financing Facility or CEFF, with Kingsbridge Capital Limited or Kingsbridge, in which Kingsbridge committed to purchase the lesser of 4,084,590 shares of common stock or $60 million of common stock from Cyclacel capital during the next three years. Under the terms of the agreement, we will determine the exact timing and amount of any CEFF financings, subject to certain conditions. All amounts ‘‘drawn down’’ under the CEFF will be settled via the issuance of our common stock. We may access capital under the CEFF in tranches of either (a) 2% of our market capitalization at the time of the draw down or (b) the lesser of (i) 3% of our market capitalization at the time of the draw down and (ii) an alternative draw down amount based on the product of (A) the average trading volume of the 30-day trading period preceding the draw down excluding the five highest and five lowest trading days during such period, (B) the volume-weighted average trading price or VWAP on the trading day prior to the notice of draw down, (C) the number of days during the draw down period and (D) 85%, subject to certain conditions. Each tranche will be issued and priced over an eight-day pricing period. Kingsbridge will purchase shares of common stock pursuant to the CEFF at discounts ranging from 6% to 10% depending on the average market price of the common stock during the eight-day pricing period, provided that the minimum acceptable purchase price for any shares to be issued to Kingsbridge during the eight-day period is determined by the higher of $2.50 or 90% of our common stock closing price the day before the commencement of each draw down.
In connection with the CEFF, we issued a warrant to Kingsbridge to purchase up to 175,000 shares of common stock at an exercise price of $7.17 per share which represents a 30% premium over the average of the closing bid prices of our common stock during the 5 trading days preceding the signing of the agreement. The warrant will become exercisable six months from the date of the agreement and will remain exercisable, subject to certain exceptions, for a period of five years thereafter. As of June 30, 2008, the warrants issued to the investors are classified as equity in accordance with EITF 00-19.
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
We offer a general right of return on these product sales, and have considered the guidance in FAS No. 48, “Revenue Recognition When Right of Return Exists” (“FAS 48”) and Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB 104”). Under these pronouncements, we account for all product sales using the “sell-through” method. Under the sell-through method, revenue is not recognized upon shipment of product to distributors. Instead, upon the shipment of product to distributors, the Company records deferred revenue at gross invoice sales price and deferred cost of sales at the cost at which those goods were held in inventory. The Company recognizes revenue when such inventory is sold through to the end user based upon prescriptions filled. To estimate product sold through to end users, the Company relies on third-party information, including information obtained from certain distributors with respect to their inventory levels and sell-through to customers, and third-party market research data.

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
Warrants liability
EITF 00-19 requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no subsequent fair value adjustments are required. We review the classification of the contracts at each balance sheet date. Pursuant to EITF 00-19, since we are unable to control all the events or actions necessary to settle the warrants in registered shares the warrants have been recorded as a current liability at fair value. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statements of operations. The change in fair value recognized in the financial statements during the three months ended June 30, 2007 and 2008 was $1.4 million and $0.7 million, respectively, with regards to the February 2007 financing. Fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the warrants liability.
Goodwill
Goodwill represents the difference between the purchase price and the fair value of net tangible and identifiable intangible assets acquired in the business combination. We recorded goodwill in March 2006 with respect to the merger with Xcyte and in October 2007 with respect to the acquisition of ALIGN. Under FAS No. 142, ‘‘Goodwill and Other Intangible Assets,’’ goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if there are indicators such assets may be impaired) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their estimated useful lives. There were no triggering events which would indicate the impairment of goodwill or other intangible assets during the three and six months ended June 30, 2007 and 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.
Interest Rate Risk
Our short-term investments as of June 30, 2008 consisted of $7.7 million in corporate bonds and $0.6 million in federal agency and municipal obligations with contractual maturities of one year or less. Due to the short-term nature of our investments, we believe that our exposure to market interest rate fluctuations is minimal. The corporate bonds in which we invest are rated ‘‘A’’ or better by both Moody’s and Standard and Poor’s. Our cash and cash equivalents are held primarily in highly liquid money market accounts. A hypothetical 10% change in short-term interest rates from those in effect at June 30, 2008 would not have a significant impact on our financial position or our expected results of operations. We do not currently hold any derivative financial instruments with interest rate risk.

Foreign Currency Risk
We are exposed to foreign currency rate fluctuations related to the operation of our subsidiary in the United Kingdom. At the end of each reporting period, income and expenses of the subsidiary are remeasured into U.S. dollars using the average currency rate in effect for the period and assets and liabilities are remeasured into U.S. dollars using either historical rates or the exchange rate in effect at the end of the relevant period. We currently do not engage in foreign currency hedging; however, we have entered into certain contracts denominated in foreign currencies and therefore, we are subject to currency exchange risks. As of June 30, 2008 differences on foreign currency translation of $0.1 million are shown as a component of other comprehensive loss. In the six months ended June 30, 2008 exchange rate differences of $0.1 million were charged to the consolidated condensed statement of operations.
Common Stock Price Risk
In February 2007, we issued common stock and warrants. Pursuant to EITF 00-19, we recorded the fair value of the warrants as a current liability. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the condensed consolidated statements of operations. The change in fair value recognized in the financial statements during the three months ended June 30, 2007 and 2008 was $1.4 million and $0.7 million, respectively. The change in fair value recognized in the financial statements during the six months ended June 30, 2007 and 2008 was $1.9 million and $2.9 million, respectively. Fair value of the derivative instruments will be affected by estimates of various factors that may affect the respective instrument, including our stock price, the risk free rate of return and expected volatility in the fair value of our stock price. As the fair value of this derivative may fluctuate significantly from period to period, the resulting change in valuation may have a significant impact on our results of operations.
In December 2007, we entered into a CEFF with Kingsbridge, in which Kingsbridge committed to provide us up to $60 million of capital during the next three years. Under the terms of the agreement, we will determine the exact timing and amount of any common stock issues, subject to certain conditions.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Spiro Rombotis, our President and Chief Executive Officer, and Paul McBarron, our Executive Vice President, Finance, and Chief Operating Officer, after evaluating the effectiveness of our ‘‘disclosure controls and procedures’’ (as defined in Securities Exchange Act Rule 13a-15(e)), have concluded that as of June 30, 2008, our disclosure controls and procedures are effective.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as such term is defined in SEC Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Executive Vice President, Finance, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II. OTHER INFORMATION
Item 1. Legal proceedings.
None.
Item 1A. Risk Factors.
In analyzing our Company, you should consider carefully the risk factors, together with all of the other information included in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and on our quarterly report on Form 10-Q for the quarter ended March 31, 2008. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed above in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and elsewhere throughout this Quarterly Report on Form 10-Q. Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.
There were no changes in the quarter ended June 30, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Submissions of Matters to a Vote of Security Holders.
At the Company’s Annual Meeting of Stockholders held on May 14, 2008, the stockholders of the Company elected the following persons as directors of the Company to serve until the 2011 Annual Meeting of Stockholders and until their successors are duly elected and qualified: Pierre Legault, Spiro Rombotis and Dr. David U’Prichard. The results of the voting were as follows:

	Votes For	Votes Withheld
Pierre Legault	14,590,654	119,227
Spiro Rombotis	14,590,557	119,324
Dr. David U’Prichard	14,485,475	224,406
Also at the Annual Meeting, the stockholders approved the amendment of the Company’s 2006 Equity Incentive Plan to increase the number of shares issuable thereunder from 3.0 million shares to an aggregate of 5.2 million shares, with 6,863,849 votes cast for approval, 2,533,957 votes cast against, 2,142,958 abstentions and 3,169,117 broker non-votes.
Further, the stockholders ratified the Board’s selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008, with 14,668,703 votes for ratification, 41,168 votes against ratification and 10 abstentions.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYCLACEL PHARMACEUTICALS, INC.
Dated: August 08, 2008	By:	/s/ Paul McBarron
Paul McBarron
Executive Vice President, Finance, and Chief Operating Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002