Form 10-K
period 2008-12-31
Cyclacel Pharmaceuticals, Inc.
filed 2009-03-31
CIK 1130166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934B

Commission file number 00-50626

CYCLACEL PHARMACEUTICALS, INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware	91-1707622
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
200 Connell Drive Suite 1500, Berkeley Heights, New Jersey	07922 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(908) 517-7330

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC
Preferred Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered under Section 12(b) of the Exchange Act:
None.

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ [Do not check if a smaller reporting company]	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) (based upon the closing sale price of $1.91 of such shares on The NASDAQ Global Market on June 30, 2008) was $19,224,097.

As of March 30, 2009, there were 20,433,129 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K : Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Definitive Proxy Statement relating to the 2009 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2008 fiscal year end.

PART I

Item 1.	Business

In this report, “Cyclacel,” the “Company,” “we,” “us,” and “our” refer to Cyclacel Pharmaceuticals, Inc.

General

Cyclacel Pharmaceuticals, Inc. was incorporated in the state of Delaware in 1996 and is headquartered in Berkeley Heights, New Jersey with a research facility located in Dundee, Scotland. Cyclacel is a development-stage biopharmaceutical company dedicated to the discovery, development and commercialization of novel, mechanism-targeted drugs to treat human cancers and other serious disorders. Cyclacel’s strategy is focused on leading edge therapeutic management of cancer patients based on a portfolio of three products marketed by its ALIGN Pharmaceuticals, LLC or ALIGN subsidiary and a clinical development pipeline. As a development stage enterprise, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

Recent Developments

On February 6, 2009, we announced progress with a pivotal trial plan for sapacitabine, our oral nucleoside analogue, for the treatment of hematological malignancies. The announcement followed our meeting with the U.S. Food and Drug Administration or FDA. The pivotal trial plan consists of treating in an open-label, single arm study of approximately 100 patients with acute myeloid leukemia or AML or myelodysplastic syndromes or MDS on a dosing regimen to be selected from the currently ongoing randomized Phase 2 study of oral sapacitabine in elderly patients.

On January 13, 2009, we announced that the Company began treating patients in a Phase 2, open label, single arm, multicenter clinical trial of sapacitabine in patients with non-small cell lung cancer or NSCLC who have had one prior chemotherapy.

On October 9, 2008, we announced the completion of enrollment as per the protocol in the Phase 2 clinical trial of sapacitabine in elderly patients with AML. Final results are expected to be available during the second half of 2009.

On September 16, 2008, we announced a revision of our operating plan to concentrate our resources on the advancement of our lead drug, sapacitabine, while maintaining our core competency in drug discovery and cell cycle biology. The plan reduced the workforce across all locations by 25 people or approximately 30%. As part of the revised operating plan, we are closing our research facility in Cambridge, United Kingdom.

Corporate information

Our corporate headquarters are located at 200 Connell Drive, Suite 1500, Berkeley Heights, New Jersey, 07922, and our telephone number is 908-517-7330. This is also where our medical and regulatory functions are located. Our research facility is located in Dundee, Scotland which is also the center of our structure-based drug design, translational work and development programs.

Overview

We are a diversified biopharmaceutical business dedicated to the discovery, development and commercialization of novel, mechanism-targeted drugs to treat cancer and other serious disorders. Our strategy is focused on leading edge therapeutic management of cancer patients based on a portfolio of three medicines marketed by our ALIGN subsidiary and a clinical development pipeline. Our core area of expertise is in cell cycle biology, or the processes by which cells divide and multiply. We focus primarily on the development of orally available anticancer agents that target the cell cycle with the aim of slowing the progression or shrinking the size of tumors, and enhancing the quality of life and improving survival rates of cancer patients. We have been focusing on the cell cycle since our inception. We market directly in the United States Xclair® Cream for radiation dermatitis and Numoisyn® Liquid and Numoisyn® Lozenges for xerostomia.

As a result of the revised operating plan announced on September 16, 2008, we are focusing our clinical development priorities on:

•	Sapacitabine in AML in the elderly;

•	Sapacitabine in MDS;

•	Sapacitabine in cutaneous T-cell lymphoma or CTCL; and

•	Sapacitabine in NSCLC.

We may continue to fund certain additional programs pending the availability of clinical data, at which time we will determine the feasibility of pursuing advanced development including:

•	Seliciclib in nasopharyngeal cancer or NPC;

•	Seliciclib in NSCLC; and

•	CYC116 in patients with solid tumors.

We were founded by Professor Sir David Lane, a recognized leader in the field of tumor suppressor biology who discovered the p53 protein, which operates as one of the body’s own anticancer “drugs” by inhibiting cell cycle targets. Our Chief Scientist, Professor David Glover, is a recognized leader in the biology of mitosis or cell division. Professor Glover discovered, among other cell cycle targets, the mitotic kinases, Polo and Aurora, enzymes that act in the mitosis phase of the cell cycle. Our expertise in cell cycle biology is at the center of our business strategy to build a diversified biopharmaceutical business focused in oncology, hematology and other therapeutic areas based on a portfolio of commercial products and a development pipeline of novel drug candidates.

We are advancing our three anticancer drug candidates, sapacitabine, seliciclib and CYC116, through in-house development activities. We are also progressing further novel drug series which are at earlier stages. Taken together, our pipeline covers all four phases of the cell cycle, which we believe will improve the chances of successfully developing and commercializing novel drugs that work on their own or in combination with approved conventional chemotherapies or with other targeted drugs to treat human cancers. For the years ended December 31, 2007 and 2008, research and development expenditures totaled approximately $19.6 million and $18.9 million, respectively.

We have executed our strategy through the following activities:

Advancing our research and development programs

•	Sapacitabine received orphan designation for AML & MDS from EU regulators;

•	Seliciclib APPRAISE Phase 2b NSCLC independent data review committee review of the first interim analysis data;

•	Sapacitabine expands Phase 2 trial in elderly AML patients to include patients with MDS;

•	Sapacitabine Phase 2 elderly AML trail completed enrollment;

•	Sapacitabine Phase 2 NSCLC trial commenced; and

•	Announced progress with a pivotal trial plan for sapacitabine in AML or MDS following a meeting with the FDA.

Managing our resources

•	Revised operating plan which resulted in an approximate 30% reduction in workforce, closure of our Cambridge research facility and a decrease in operating cost base of approximately $9.0 million.

•	Ended 2008 with approximately $25.7 million of cash and cash equivalents and short-term investments.

Enhancing our skills base

•	Appointed Robert Sosnowski as Vice President, Sales and Marketing.

•	Named Nicholas Bacopoulos, Ph.D., to the Board of Directors.

Commercial products

On October 5, 2007, we acquired, through ALIGN, the exclusive rights to sell and distribute three products in the United States and Canada used primarily to manage the effects of radiation or chemotherapy in cancer patients: Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges. All three products are approved in the United States under FDA 510 (k) or medical device registrations. All three products were launched in the United States in January 2006.

Xclair® Cream

Xclair® is an aqueous cream containing sodium hyaluronate, or hyaluronic acid and glycyrrhetinic acid that is formulated to relieve symptoms associated with radiation dermatitis. Sodium hyaluronate is the key water-regulating substance in human skin. Sodium hyaluronate has high viscoelasticity and lubricity. When sodium hyaluronate solution is applied on the surface of skin, it forms an air permeable layer that keeps skin moist and smooth. Small molecular weight sodium hyaluronate can penetrate into the dermis where it combines with water to promote microcirculation, nutrient absorption, and metabolism. Glycyrrhetinic acid reduces inflammation and is believed to have immunomodulatory properties.

Numoisyn® Liquid

Numoisyn® Liquid is an oral solution used to replace natural saliva when salivary glands are damaged. The viscosity of Numoisyn® Liquid is similar to that of natural saliva. Linseed extract in Numoisyn® Liquid contains mucins that provide superior viscosity and reduced friction compared to water or carboxymethylcellulose or CMC solutions. Linseed extract significantly reduces the symptoms of dry mouth with increasing effect over time while Numoisyn® Liquid is used.

Numoisyn® Lozenges

Numoisyn® Lozenges dissolve slowly while moved around in the mouth. They contain sorbitol and malic acid to stimulate normal salivation and provide temporary relief of dry mouth in patients who have some residual secretory function and taste perception. Numoisyn® Lozenges support saliva’s natural protection of teeth so that teeth are not damaged with repeated and use of the lozenges. They are sugar free and buffered with calcium to protect teeth. Numoisyn® Lozenges have been demonstrated to be safe and effective for long-term use and are well tolerated by patients. Use of Numoisyn® Lozenges improves subjective symptoms of dry mouth and does not cause bacteria or plaque formation or loss of tooth enamel hardness.

Research and Development Pipeline

The table below summarizes our current clinical and preclinical programs.

		Development		Cell Cycle
Program	Indication	Status	Target	Mechanism

Oncology
Sapacitabine, CYC682	Elderly AML	Phase 2 randomized trial on-going	DNA polymerase	G2 and S phase
Sapacitabine, CYC682	MDS	Phase 2 randomized trial on-going	DNA polymerase	G2 and S phase
Sapacitabine, CYC682	CTCL	Phase 2 randomized trial on-going	DNA polymerase	G2 and S phase
Sapacitabine, CYC682	NSCLC	Phase 2 trial on-going	DNA polymerase	G2 and S phase
Sapacitabine, CYC682	Advanced leukemias and MDS	Phase 1 trial closed to accrual	DNA polymerase	G2 and S phase
Seliciclib, CYC202	NSCLC	Phase 2b randomized trial closed to accrual	CDK2/A, 2/E, 7, 9	G1/S checkpoint and others
Seliciclib, CYC202	NPC	Phase 2 randomized trial. Lead-in phase only on-going	CDK2/A, 2/E, 7, 9	G1/S checkpoint and others
CYC116	Cancer	Phase 1 trial on-going	Aurora kinase & VEGFR2	Mitosis
CDK Inhibitors, Second Generation	Cancer	Preclinical	CDK	G1/S checkpoint and others
Plk1 Inhibitors	Cancer	Preclinical	Plk	G2/M checkpoint
Hdm2 Inhibitors	Cancer	On hold, Not a company priority	Hdm2	G1/2 phase
Cyclin Binding Groove Inhibitors	Cancer	On hold. Not a company priority	Cyclin binding groove	S phase
Other therapeutic areas
Cell Cycle Inhibitors	Inflammatory Kidney Diseases	Phase 1 trial completed On hold. Not a company priority	CDK	G1/S checkpoint and others
Cell Cycle Inhibitors	HIV/AIDS	On hold. Not a company priority	CDK	Several
GSK-3 Inhibitors	Type 2 Diabetes	On hold. Not a company priority	GSK-3	N/A

Market opportunity in oncology

Cancer remains a major life-threatening disease in the United States with approximately 3.2 million people afflicted by cancer and approximately 1.4 million new cases of cancer diagnosed every year. Five common solid cancer types: non-small cell lung, breast, ovarian, prostate and colorectal cancers, represent over 50% of all new cases of cancer in the United States each year and account for more than 50% of all cancer deaths in the United States.

Acute myeloid leukemia is one of the most common types of leukemia or cancer in the blood and bone marrow. According to the American Cancer Society approximately 44,000 cases of leukemia are diagnosed annually in the United States of which about 13,400 are classified as AML. Leukemia is a deadly disease with an estimated 9,000 deaths annually in the United States, almost all in adults. The average age of a patient with AML is 67 and about two-thirds of AML patients are above 60 years old. The prognosis of AML in the elderly is poor.

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

NPC develops in the nasopharynx, an area in the back of the nose toward the base of the skull. Although it is sometimes considered a head and neck or an oral cancer, nasopharyngeal cancer is different from these cancers. It is frequently fatal, once the disease recurred after initial chemotherapy and radiotherapy, spreads widely and has different risk factors such as Epstein-Barr virus or EBV infection. High EBV viral titers are considered an indicator of poor prognosis. According to the American Cancer Society an estimated 2,100 patients are diagnosed annually with nasopharyngeal cancer in the United States. An estimated 2,500 are diagnosed annually in the European Union but an estimated 70,000 new cases are diagnosed annually in the Asia Pacific region.

Oncology Development Programs

We are generating several families of anticancer drugs that act on the cell cycle including nucleoside analogues, cyclin dependent kinase or CDK inhibitors and Aurora kinase/Vascular Endothelial Growth Factor Receptor 2 or AK/VEGFR2 inhibitors. Although a number of pharmaceutical and biotechnology companies are currently attempting to develop nucleoside analogues, CDK inhibitor, AK and/or VEGFR inhibitor drugs, we believe that our drug candidates, are differentiated in that they are orally available and interact with unique target profiles and mechanisms. For example we believe that our sapacitabine is the only orally available nucleoside analogue presently being tested in Phase 2 trials in AML, seliciclib is the only orally available CDK inhibitor currently in Phase 2 trial.

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

Our approach to drug discovery and development has relied on proprietary genomic technology to identify gene targets, which are then progressed by means of structure-based drug design techniques through to the development stage. This approach is exemplified by our Aurora kinase, or AK, and Polo-like kinase, or Plk, inhibitor programs. Fundamentally, this approach to drug discovery and design aims to improve our ability to select promising drug targets in the early stages of the process so as to decrease compound attrition rates during the later, more expensive stages of drug development. We devote more resources initially to enrich the target selection process, so that we focus our efforts on targets that have a higher probability of yielding successful drug candidates. To this end, we have assembled an integrated suite of sophisticated discovery and design technologies, together with highly skilled personnel. However, as a result of the reduction in our workforce in September, 2008 our ability to identify, optimize and develop new targets is significantly curtailed.

Sapacitabine

Our lead drug candidate, sapacitabine, is an orally available prodrug of CNDAC, which is a novel nucleoside analog, or a compound with a structure similar to a nucleoside. A prodrug is a compound that has a therapeutic effect after it is metabolized within the body. CNDAC has a significantly longer residence time in the blood when it is produced in the body through metabolism of sapacitabine than when it is given directly. Sapacitabine acts through a dual mechanism whereby the compound interferes with DNA synthesis by causing single-strand DNA breaks and induces arrest of the cell division cycle at G2/M checkpoint. A number of nucleoside drugs, such as gemcitabine, or Gemzar®, from Eli Lilly, cytarabine, also known as Ara-C, a generic drug, are in wide use as conventional chemotherapies. Both sapacitabine and its major metabolite, CNDAC, have demonstrated potent anti-tumor activity in both blood and solid tumors in preclinical studies. In a liver metastatic mouse model, sapacitabine was shown to be superior to gemcitabine or 5-FU, two widely used nucleoside analogs, in delaying the onset and growth of liver metastasis. We have retained worldwide rights to commercialize sapacitabine with the exception of Japan where Daiichi-Sankyo has a right of first refusal to market the drug under terms to be negotiated.

We are currently exploring sapacitabine in both hematalogic cancers and solid tumors.

Hematologic cancers

Phase 1 clinical trial in patients with advanced leukemias and myelodysplastic syndromes

In December 2007, at the 49th Annual Meeting of the American Society of Hematology or ASH, we reported updated interim results from a Phase 1 clinical trial of oral sapacitabine in patients with advanced leukemias and MDS. Data from this study demonstrated that sapacitabine had a favorable safety profile and promising anti-leukemic activity in patients with relapsed and refractory AML and MDS when administered by two different dosing schedules. The primary objective of the study is to determine the maximum tolerated dose, or MTD of sapacitabine administered twice daily for seven consecutive days every 21 days or three consecutive days per week for two weeks every 21 days. The MTD was reached at 375 mg on the seven-day schedule and 475 mg on the three-day schedule. Dose-limiting toxicity was gastrointestinal which included abdominal pain, diarrhea, small bowel obstruction and neutropenic colitis. One patient treated at the MTD of 375 mg on the seven-day schedule died of complications from neutropenic colitis. Among 46 patients, 42 with AML and 4 with MDS, in this dose escalating study, the best responses were complete remission or CR or complete remission without platelet recovery or CRp in six patients for an Overall Response Rate of 13%. In addition, 15 patients had a significant decrease in bone marrow blasts including seven with blast reduction to 5% or less. The study was run at The University of Texas M. D. Anderson Cancer Center and is led by Dr. Hagop Kantarjian, Professor of Medicine and Chairman of the Leukemia Department and Dr. William Plunkett, Professor and Chief, Section of Molecular and Cellular Oncology, Department of Experimental Therapeutics.

Randomized Phase 2 clinical trial in elderly patients with AML who are previously untreated or in first relapse.

In December 2007, we initiated an open-label, multicenter, randomized Phase 2 clinical trial of oral sapacitabine in elderly patients with AML who are previously untreated or in first relapse. This study follows the encouraging anti-leukemic activity observed in the Phase 1 trial of oral sapacitabine described above. The Phase 2 study is led by Dr. Hagop Kantarjian. The primary objective of this study is to evaluate the 1-year survival rate of three dosing schedules of sapacitabine in elderly patients with previously untreated or first relapsed AML. Secondary objectives are to assess the number of patients who have achieved a CR or CR without blood count recovery, or CRp, duration of CR or CRp, or hematological improvement and their corresponding durations, transfusion requirements, number of hospitalized days and safety.

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

In October 2008, we completed enrollment, as per the protocol in the AML stratum. Interim results from this trial are expected to be available in the first half of 2009 and final results during the second half of 2009.

Randomized Phase 2 clinical trial as a second-line treatment for MDS

In September 2008, we advanced sapacitabine into Phase 2 development as a second-line treatment for MDS. The MDS study is designed as a protocol amendment expanding the ongoing Phase 2 trial of sapacitabine described above, to include a cohort of patients with MDS. MDS are a group of hematologic cancers in which the bone marrow becomes unable to produce a sufficient number of healthy blood cells. Patients with MDS often progress to AML. As with the original Phase 2 study in elderly patients with AML, the primary objective of the MDS stratum is to evaluate the one-year survival rate of three dosing schedules of sapacitabine. Secondary objectives are to assess the number of patients who have achieved a complete remission or CR, complete remission without blood count recovery or CRp, hematological improvement and their corresponding durations, transfusion requirements, number of hospitalization days and safety. The study uses a selection design with the objective of identifying a dosing schedule which produces a better one year survival rate for each stratum in the event that all three dosing schedules are active.

Pivotal trial plan for sapacitabine for the treatment of hematological malignancies.

On February 6, 2009, we announced progress with a pivotal trial plan for sapacitabine for the treatment of hematological malignancies. The announcement followed our recent meeting with the FDA. The pivotal trial plan consists of treating in an open-label, single arm study of approximately 100 patients with AML or MDS on a dosing regimen to be selected from the current ongoing randomized Phase 2 study of oral sapacitabine in elderly patients. We anticipate that the trial will start enrolling patients in such a pivotal study within 2009. Efficacy and safety in a total of approximately 200 patients with leukemia or MDS will be required to provide information for the label in a potential future submission of a New Drug Application or NDA.

Solid tumors

Phase 1 studies

Two Phase 1 studies of sapacitabine were completed in the United States by Daiichi-Sankyo Co., Ltd of Japan, from which we in-licensed sapacitabine, evaluating 87 patients in refractory solid tumors. A Phase 1b dose escalation clinical trial was completed in the United States for the treatment of patients with refractory solid tumors or lymphomas. Preliminary results were reported at the meeting of the 18th EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics in November 2006. The primary objective of the study was to evaluate the safety profile of sapacitabine administered twice daily for 14 consecutive days or 7 consecutive days every 21 days. Of the 37 treated patients, 28 received the drug twice daily for 14 days and 9 received the drug twice daily for 7 days. The dose-limiting toxicity was reversible myelosuppression. One patient treated at the maximum tolerated dose died of candida sepsis in the setting of grade 4 neutropenia and thrombocytopenia. Non-hematological toxicities were mostly mild to moderate. The best response by investigator assessment was stable disease in 13 patients, five with non-small cell lung cancer, two with breast cancer, two with ovarian cancer and one each with colorectal cancer, adenocarcinoma of unknown primary, gastrointestinal stromal tumor, and parotid acinar carcinoma.

Phase 2 clinical trial in patients with advanced CTCL

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

This study has enrolled 15 patients to date at 3 hospital centers. According to recently available and preliminarily analyzed data, the best response by investigator’s assessment is partial response in 3 patients.. The study is being expanded to include additional centers.

Phase 2 clinical trial in patients with advanced non-small cell lung cancer or NSCLC

In January, 2009 we announced that we had begun treating patients in a Phase 2, open label, single arm, multicenter clinical trial in patients with NSCLC who have had one prior chemotherapy. This study builds on the observation of prolonged stable disease of four months or longer experienced by heavily pretreated NSCLC patients involved in two Phase 1 studies of sapacitabine. The multicenter Phase 2 trial is led by Philip D. Bonomi, M.D., the Alice Pirie Wirtz Professor of Medical Oncology at the Rush University Medical Center, Chicago.

The primary objective of the study is to evaluate the rate of response and stable disease in patients with previously treated NSCLC. Secondary objectives are to assess progression-free survival, duration of response, duration of stable disease, one year survival, overall survival and safety. The study will enroll approximately 60 patients and has a lead-in phase for dose escalation with the objective of defining a recommended dose followed by a second stage in which patients will be treated at the recommended dose. Study completion is planned to occur approximately six months after the last patient is enrolled.

During May 2008, we received designation from the European Medicines Evaluation Agency or EMEA for sapacitabine as an orphan medicine in two separate indications: AML and MDS. Specifically the EMEA’s Committee for Orphan Medicinal Products or COMP adopted a positive opinion on the Company’s application to designate sapacitabine as an orphan medicinal product for the indications of AML and MDS. The objective of European orphan medicines legislation is to stimulate research and development of medicinal products for rare diseases by providing incentives to industry. An orphan designation in the European Union confers a range of benefits to sponsor companies including market exclusivity for a period of 10 years, EMEA scientific advice on protocol development, direct access to the centralized procedure for review of marketing authorizations, EMEA fee reductions and eligibility for grant support from European agencies.

Seliciclib

Our second drug candidate, seliciclib, is a novel, first-in-class, orally available, CDK inhibitor. The compound selectively inhibits multiple kinase enzyme targets, specifically CDK2/E, CDK2/A, CDK7 and CDK9 that are central to the process of cell division and cell cycle control. Preclinical studies have shown that the drug works by inducing cell apoptosis, or cell suicide, in multiple phases of the cell cycle. To date, seliciclib has been evaluated in approximately 300 patients in several Phase 1 and 2 uncontrolled studies and has shown early signs of anti-cancer activity. We have retained worldwide rights to commercialize seliciclib.

Phase 1 studies

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

Phase 2 studies

Four Phase 2 trials have been conducted in cancer patients to evaluate the tolerability and antitumor activity of seliciclib alone or in combination with standard chemotherapies used in the treatment of advanced NSCLC, or breast cancer. Interim data from two Phase 2 open-label studies of a total of 52 patients with NSCLC, suggest that seliciclib treatment did not aggravate the known toxicities of standard first and second-line chemotherapies nor appear to cause unexpected toxicities, although these trials were not designed to provide statistically significant comparisons. The combination of seliciclib with standard dose of capecitabine was not well tolerated in patients with advanced breast cancer.

Phase 2b APPRAISE study as a treatment for patients with advanced NSCLC

Seliciclib is currently being investigated in the Phase 2b APPRAISE study as a treatment for patients with advanced NSCLC. APPRAISE is a double-blinded, randomized study of single agent seliciclib versus best supportive care in patients with NSCLC treated with at least two prior systemic therapies. APPRAISE is led by Chandra P. Belani, M.D. at Milton S. Hershey Medical Center, Penn State University and Alan B. Sandler, M.D. at Vanderbilt-Ingram Cancer Center. The study’s main objective is to learn the anti-tumor activity of seliciclib as a single agent in refractory NSCLC and help determine further development strategies. The study design is randomized discontinuation. All patients receive seliciclib at a dose of 1200 mg twice a day for three days for at least three cycles of two weeks each. Patients who achieve stable disease after three cycles will be randomized to continue on seliciclib or receive placebo with best supportive care. Patients in the placebo arm who progress will be given the option to cross-over and again receive seliciclib. The primary efficacy endpoint of APPRAISE is progression free survival, or PFS which will be measured in the randomized portion of the study. To detect a 100% increase in PFS from two to four months 80 randomized patients are required. An interim assessment of safety and efficacy will be performed after approximately 40 patients have been randomized.

On August 28, 2008, we announced that an independent data review committee or IDRC completed a review of the first interim analysis data from the study. The IDRC assessed the safety profile of seliciclib and recommended that the study continue after reviewing data from the 173 patients with previously-treated NSCLC, of whom 45 proceeded into the blinded portion of the study and were randomized to receive either seliciclib or best supportive care.

Based on the interim data, the IDRC reached the following principal conclusions:

•	There were no safety concerns that would warrant stopping the study;

•	The study would probably not demonstrate an improvement in progression-free survival as there was no trend favoring the seliciclib treatment arm;

•	As a definitive conclusion could not be reached because of the low number of events, it was recommended that the study be continued.

We analyzed the committee’s conclusions and weighed the costs with the expected benefits of continuing the study and we concluded that we would not enroll additional patients. The trial will continue with the patients already enrolled until the last enrolled patient has completed follow-up. In accordance with the protocol, we remain blinded to the study data until this event has occurred.

Phase 2 multicenter, international, blinded randomized study as a single agent in patients with NPC

In November 2007, we commenced a Phase 2 multicenter, international, blinded randomized study of oral seliciclib as a single agent in patients with NPC. The primary objective is to evaluate 6-month progression free survival, or PFS, of two dosing schedules of seliciclib in approximately 75 patients with previously treated NPC. Secondary objectives are overall survival, response rate, response duration, safety and tolerability. The first part of the study is designed to confirm safety and tolerability of 400 mg twice a day for four days per week or 800 mg once a day for four days per week of seliciclib. It is open to approximately 12 to 24 patients with advanced solid tumors as well as patients with NPC. The second part of the study is designed to detect major differences between the two dosing schedules of seliciclib and a placebo group in terms of 6-month PFS in approximately 51 patients. The start of the second part of the study is dependant on clinical data from the lead-in phase and resources available to us. The study uses a selection design to choose a better dosing schedule if both seliciclib dosing schedules are active.

CYC116

In June 2007, we initiated a multicenter Phase 1 pharmacologic clinical trial of CYC116, an orally-available inhibitor of Aurora kinase A and B and VEGFR2, in patients with advanced solid tumors. The multicenter Phase 1 trial, currently on-going, is designed to examine the safety and tolerability of CYC116 in patients with advanced solid tumors. The primary objective of the study is to determine the maximum tolerated dose. Secondary objectives are to evaluate the pharmacokinetic and pharmacodynamic effects of the drug and to document anti-tumor activity. Aurora kinases, or AK, are a family of serine/threonine protein kinases that are only expressed in actively dividing cells and are crucial for the process of cell division, or mitosis. These proteins, which have been found to be over-expressed in many types of cancer, have generated significant scientific and commercial interest as cancer drug targets. The Aurora kinases were discovered by Professor David Glover, our Chief Scientist. VEGFR2 is a receptor protein that plays a key regulatory role in the angiogenesis pathway, or blood vessel formation. VEGFR is targeted by recently approved drugs such as bevacizumab and sorafenib indicated for the treatment of several solid cancers, such as breast, colorectal, kidney, liver and lung. We have retained worldwide rights to commercialize CYC116.

Other programs

We have allocated limited resources to programs which allow us to maintain and build on our core competency in cell cycle biology and research. In our second generation CDK inhibitor program, we have discovered over 600 novel CDK inhibitors that are members of a different chemical family than seliciclib and we believe may prove to be more potent anticancer agents than seliciclib based on preclinical observations. Our Plk inhibitor program targets the mitotic phase of the cell cycle with the objective of identifying potent and selective compounds which inhibit Plk1, a kinase active during mitosis. Plk was discovered by Professor David Glover, our Chief Scientist.

The Company has a number of earlier stage programs for which no resources will be allocated in accordance with our revised operating plan announced in September 2008. Where appropriate we intend to progress unfunded programs through collaboration with groups that specialize in the particular mechanism of action or disease areas. These programs are described below.

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

Cyclin Binding Groove Inhibitors

The activity of CDK can be inhibited by two methods, either by blocking the ATP site, as is the case with seliciclib, or by inhibiting the substrate binding site on the cyclin protein. Preventing cyclin A from binding to its substrates results in cell cycle arrest and induces apoptosis in cancer cells. This was the subject of a two-year collaboration with AstraZeneca that concluded in mid-2003. We have retained all intellectual property rights associated with this program.

Clotrimazole Analogs

We have licensed from Lorus Therapeutics, Inc., or Lorus, a group of compounds based on CYC381, an orally available analog of clotrimazole, a commonly used antifungal drug. Investigators at Harvard Medical School observed that clotrimazole analogs exhibit anticancer activity by inhibiting internal calcium channels in cells and blocking the expression of important cell cycle targets called cyclins. On January 9, 2009 we gave notice to terminate the license agreement with Lorus. The termination will be effective four months from the date of notice on May 9, 2009.

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

CDK Inhibitors in Virology

Cell cycle inhibitors may be useful in the treatment of viral diseases to the extent that drugs can be developed that prevent the replication of virus in infected host cells and may cause their death by apoptosis while sparing most uninfected cells. If this is proven in humans, cell cycle inhibitors may have significant potential in this area, as they do not interfere with viral targets and are less likely to induce viral resistance, a major cause of failure of currently available antiviral drugs. We have investigated a number of compounds in this program, some of which appear to reduce HIV levels in biological tests and induce antiviral effects that may be equivalent to many existing HIV/AIDS therapeutic agents. We intend to progress this program through collaboration with groups that specialize in virology research.

GSK-3 Inhibitors in Type 2 Diabetes

Inhibition of Glycogen Synthase Kinase-3 or GSK-3 is an essential element in the body’s regulation of blood sugar. GSK-3 regulates the glycogen synthase enzyme that indirectly controls glucose levels. In healthy humans insulin controls the regulation of energy conversion and storage by interacting with its receptor which results in the activation of PI-3 kinase that in turn inhibits GSK-3. In patients with adult onset or Type 2 Diabetes GSK-3 inhibition does not occur resulting in failure of glucose control and the energy storage mechanism. We believe that GSK-3 inhibitor drugs may be suitable for development as Type 2 Diabetes therapies. GSK-3 is a target that is structurally very similar to CDK. We have identified four chemical families of GSK-3 inhibitors some of which are potent at picomolar concentrations which we believe are among the most potent GSK-3 inhibitors disclosed in relevant research literature. We have selected two lead compounds from the series, both of which have achieved proof-of-concept in the standard Zucker rat model of diabetes, demonstrating stimulation of glycogen synthase, improvement in glucose tolerance and regulation of triglycerides. We intend to progress this program through collaboration with groups that specialize in diabetes research.

Business Strategy

During September 2008, we revised our operating plan with the objective of reducing operating expenditure through the streamlining of our pipeline development and reduction in staff numbers. This action allows us to concentrate resources on the development of sapacitabine and possibly realize its commercial potential. As a consequence, all other programs may not realize their commercial potential until funds become available. Although the plan reduced our workforce by approximately 30%, the majority of which were scientists, we are and intend to remain strongly focused on the development of sapacitabine.

Focus on the cell cycle and cancer

Our core area of expertise is in cell cycle biology and our scientists include recognized leaders in this field. In addition, our senior management has extensive experience in research, preclinical and clinical development and sales and marketing. Thus, we believe that we are well placed to exploit the significant opportunities that this area offers for new drug discovery and development for the following reasons:

•	The novel, mechanism-targeted cell cycle drugs we are developing are designed to be highly selective in comparison to conventional chemotherapies, potentially inducing death in cancer cells while sparing most normal cells which may give rise to fewer side-effects.

•	We believe that our sapacitabine is the only orally available nucleoside analogue presently being tested in Phase 2 trials in AML, seliciclib is the only orally available CDK inhibitor currently in Phase 2 trials and CYC116 is the only AK inhibitor in clinical trials that also interacts with VEGFR2. We believe that we are well positioned to realize some of the market potential of such drugs.

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

Enter into partnering arrangements selectively, while developing our own sales and marketing capability

We currently retain virtually all marketing rights to the compounds associated with our current clinical-stage drug programs. To optimize our commercial return, we intend to both enter into selected partnering arrangements, and to leverage our sales and marketing capability by retaining co-promotion rights as appropriate. Historically, we have planned to develop compounds through the Phase 2 proof-of-efficacy stage before seeking a partner. We may be prepared to enter into partnering arrangements earlier than Phase 2 proof-of-concept trials in connection with drug programs outside our core competency in oncology.

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

In addition to our 33 U.S. patents, we own 20 patents that were granted by the European Patent Office, or EPO, for designated European countries, and 37 issued patents in other countries. The European granted patents expire between 2015 and 2026. In addition to the licenses we hold under the 10 patents issued in the United States, we hold licenses under 44 issued patents worldwide, eight granted by the EPO for designated European countries and 36 issued in other countries. The licensed European granted patents expire between 2011 and 2022. Our patent strategy is to file patents on compounds and technologies in countries and jurisdictions that we consider important to our business. We usually file first in the United Kingdom and then extend our applications to other countries through the Patent Cooperation Treaty or PCT. In some cases, we file directly in the United States.

We give priority to obtaining substance of matter claims in the United States, the EPO, Japan and other important markets if such protection is available. We prefer substance of matter claims because they give us rights to the compounds themselves, and not merely a particular use. In addition to substance of matter claims, we seek coverage for medical uses, combination therapies, pharmaceutical forms of our compounds and synthetic routes where available and appropriate. Claims covering combination therapies and pharmaceutical forms can be valuable because the therapeutic effect of pharmaceuticals used in the anticancer field is often enhanced when individual therapeutics are used in particular combinations. The availability of protection in these areas can, however, vary from jurisdiction to jurisdiction and combination claims are particularly difficult to obtain for many inventions. We own 31 patent applications pending in the United States, 32 before the EPO, five pending PCT applications still in the international application phase, and over 170 pending patent applications in other countries. Six of this last group of pending patent applications were first filed, and have an earliest priority date, within the last twelve months. No assurances can be given that patents will be issued with respect to the pending applications, nor that the claims will provide equivalent coverage in all jurisdictions. Under the terms of our agreements with several universities and research institutions we also have the right to apply for patents in the name of those universities and institutions for inventions in which license rights are held. This gives us the ability to control the prosecution of certain patents that directly relate to business strategy. In addition to the pending patent applications referred to above that we own, there are 11 pending patent applications worldwide to which we have a license or an option to take a license.

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

Sapacitabine

We have entered into a license agreement with Daiichi-Sankyo Co., Ltd. of Japan or Daiichi-Sankyo with respect to patents and patent applications covering the sapacitabine compound. We have filed patent applications claiming polymorphic forms of sapacitabine and methods for its preparation and use as well as related know-how and materials. The Daiichi-Sankyo agreement commenced on September 10, 2003. The issued patents for the sapacitabine compound cover the United States, EPO, Japan and 20 other countries. These patents expire between 2012 and 2014. The issued patents for the polymorphic forms cover the United States, EPO, Japan and six other countries, with patents pending in a further seven countries. These patents expire in 2022. It may be possible to extend the term of a patent in the United States or Europe for up to five years to the extent it covers the sapacitabine compound upon regulatory approval of that compound in the United States or Europe, but there is no assurance that we will be able to obtain any such extension. The license grants us the exclusive right to exploit and sublicense the sapacitabine compound and any other products covered by the patents and patent applications owned by Daiichi-Sankyo. The license originally was subject to certain third party rights related to certain countries but the license has been extended and is now worldwide. The license agreement also grants us nonexclusive, sublicensed rights in CNDAC, both the precursor compound and initial metabolite of sapacitabine.

We are under an obligation to use reasonable endeavors to develop a product and we have agreed to pay Daiichi-Sankyo an up-front fee, reimbursement for Daiichi-Sankyo’s enumerated expenses, milestone payments and royalties on a country-by-country basis. Under this agreement, aggregate milestone payments totaling $11.7 million could be payable subject to achievement of all the specific contractual milestones and our decision to continue with these projects. The up-front fee and certain past reimbursements have been paid. Royalties are payable in each country for the term of patent protection in the country or for ten years following the first commercial sale of licensed products in the country, whichever is later. Royalties are payable on net sales. Net sales are defined as the gross amount invoiced by us or our affiliates or licensees, less discounts, credits, taxes, shipping and bad debt losses. The agreement extends from its commencement date to the date on which no further amounts are owed under it. If we wish to appoint a third party to develop or commercialize a sapacitabine-based product in Japan, within certain limitations, Daiichi-Sankyo must be notified and given a right of first refusal to develop and/or commercialize in Japan. In general, the license may be terminated by us for technical, scientific, efficacy, safety, or commercial reasons on six months notice or twelve if after launch of sapacitabine-based product or by either party for material default. On termination, if Daiichi-Sankyo wishes to acquire an exclusive license to sapacitabine intellectual property developed by us during the term of the license, Daiichi-Sankyo may notify us and the parties will meet to negotiate commercial terms in good faith. If agreement cannot be reached, the terms of the exclusive license are to be determined by an expert.

Seliciclib

We have entered into an agreement with Centre National de Recherche Scientifique, or CNRS, and Institut Curie that grants us worldwide rights under the patents jointly owned by CNRS, Institut Curie and the Czech Institute of Experimental Botany covering the seliciclib compound. The effective date of the agreement is February 1, 2002. The license grants exclusive rights in the fields of auto-immune diseases, cardiovascular diseases, dermatological diseases, infectious diseases, inflammatory diseases, and proliferative diseases, including cancer. Non-acute chronic diseases of the central nervous system, neurological diseases and diseases of the peripheral nervous system are specifically excluded. The license runs for the term of the patents in each country, or for ten years from the first commercial sale in each country, whichever is later. We paid an up-front fee and yearly payments and milestone payments until the patents covering the seliciclib compound, particular uses of the compound, and particular uses and derivatives of the compound were published as granted in either the United States or by EPO which occurred in 2001 and 2003, respectively. Milestones are also payable on the first commercialization of a product that consists of a new chemical entity that is covered by one of the licensed patents.

We will be obligated to pay royalties based on our net sales of products covered by the patents. Royalties are payable on a country-by-country basis for the term of patent protection in each country or ten years from the first commercial sale of royalty-bearing products in that country, whichever is later. Royalties are payable on net sales. Net sales are defined as the gross amount invoiced by us or by our affiliates for the products, less normal trade discounts, credits for returned products, taxes and shipping charges. There is one royalty rate for products that are covered by valid licensed patent claims and a second, lower royalty rate for all other products that require a license under the licensed patents. The royalties payable under the agreement are reduced if we are required to pay royalties with respect to patents other than the ones licensed under this agreement and the total amount of royalties that we are required to pay exceeds a fixed percentage amount. The amount of reduction depends on the amount by which our total royalties exceed the fixed amount. We must also pay a portion of sublicensing revenues. The portion of sublicensing revenues that we are required to pay is reduced if we have taken the sublicensed product into human clinical trials. Although the license permits us to grant sublicenses, we cannot assign the license without the consent of the CNRS and Institut Curie, which may not be unreasonably withheld. Under the agreement, assignment is defined to include many transactions of the type that we might wish to pursue, such as a merger or an acquisition by another company, as well as certain takeovers. This restriction may prevent us from pursuing attractive business opportunities. Moreover, the occurrence of a majority takeover or a similar transaction that we may be unable to control could cause a default under the license agreement, which could lead to its termination.

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

Clotrimazole Analogs and CYC381

We entered into a license agreement with NuChem Pharmaceuticals, Inc., or NuChem and its parent Lorus Therapeutics, Inc. with respect to our license of patents and patent applications covering the CYC381 compound in the United States, the EPO, Japan and other countries, as well as related know-how, materials and technology. The effective date of the agreement is September 22, 2003. On January 9, 2009 we gave notice to terminate the license agreement with Lorus. The termination will be effective four months from the date of notice on May 9, 2009.

Sinclair Pharma plc

Through the acquisition of ALIGN we acquired from Sinclair Pharma plc, or Sinclair, U.S. and Canadian licensing rights to the three commercial drugs marketed by ALIGN Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges. All three products were launched in the United States in January 2006. Each of the agreements covering the three license rights expire in June 2015. Under these agreements, we have obligations to pay certain quarterly royalties and other amounts pursuant to the agreement which may be reduced or lapse if we exceed certain sales levels.

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

Sinclair contracts with third party manufacturers to supply finished goods that meet our needs with respect to Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges. If any of Sinclair’s third party manufacturers service providers do not meet our or our licensor’s requirements for quality, quantity or timeliness, or do not achieve and maintain compliance with all applicable regulations, demand for our products or our ability to continue supplying such products could substantially decline.

Sales and Marketing

We currently have a nine person pharmaceutical commercial sales organization marketing our ALIGN products. We expect to expand our sales and commercialization group to support our products that may be commercialized for oncology/hematology indications and possibly other therapeutic areas. We intend to market and sell directly products for indications addressing modest patient populations. For products with indications addressing large patient populations we may partner with other pharmaceutical companies. In addition, we may accelerate the expansion of our commercial organization to take advantage of any product in-licensing and acquisition opportunities that we may we elect to pursue.

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

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act and implementing regulations. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies, all performed in accordance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND application which must become effective before clinical trials may begin;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication;

•	submission of a NDA, to the FDA;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product is produced to assess compliance with current good manufacturing practice GMP, or cGMP, regulations;

•	FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug; and

•	Regulation of commercial marketing and sale of drugs.

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

In some cases, a fast track designated drug candidate may also qualify for one or more of the following programs:

•	Priority Review. Under FDA policies, a drug candidate is eligible for priority review, or review within a six-month time frame from the time a complete NDA is accepted for filing, if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. We cannot suggest or in any way guarantee that any of our drug candidates will receive a priority review designation, or if a priority designation is received, that review or approval will be faster than conventional FDA procedures, or that FDA will ultimately grant drug approval.

•	Accelerated Approval. Under the FDA’s accelerated approval regulations, the FDA is authorized to approve drug candidates that have been studied for their safety and effectiveness in treating serious or life-threatening illnesses, and that provide meaningful therapeutic benefit to patients over existing treatments based upon either a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than patient survival. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition that are substituted for measurements of observable clinical symptoms. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to validate the surrogate endpoint or confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to validate a surrogate endpoint or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA. In rare instances FDA may grant accelerated approval of an NDA based on Phase 2 data and require confirmatory Phase 3 studies to be conducted after approval and/or as a condition of maintaining approval. We can give no assurance that any of our drugs will be reviewed under such procedures.

When appropriate, we and our collaborators may attempt to seek fast track designation or accelerated approval for our drug candidates. We cannot predict whether any of our drug candidates will obtain a fast track or accelerated approval designation, or the ultimate impact, if any, of the fast track or the accelerated approval process on the timing or likelihood of FDA approval of any of our drug candidates.

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

510(k).  Section 510(k) of the Food, Drug and Cosmetic Act requires device manufacturers to notify FDA, at least ninety days in advance, of their intent to market a medical device. This is known as Premarket Notification, or PMN, or 510(k). It allows the FDA to determine whether the device is equivalent to a device already placed into one of three classification categories. Medical device manufacturers are required to submit a premarket notification if they intend to introduce a device into commercial distribution for the first time or reintroduce a device that will be significantly changed or modified to the extent that its safety or effectiveness could be affected. Such change or modification could relate to the design, material, chemical composition, energy source, manufacturing process, or intended use.

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

For our ALIGN products we believe that Beiersdorf, Daiichi-Sankyo, Eisai, Johnson & Johnson, MPM Medical and other companies market products for radiation dermatitis and xerostomia. A large number of drug candidates are in development for the treatment of leukemia, lymphomas, lung cancer and nasopharyngeal cancer. Several pharmaceutical and biotechnology companies have nucleoside analogs on the market or in clinical trials for oncology indications, including Eli Lilly, Genzyme, GlaxoSmithKline and Mayne Pharma. We believe that we are currently the only company that has an orally available CDK-specific agent in Phase 2 clinical trials. We believe that several companies are developing drugs targeting cancer that may compete with our candidates. We believe a number of companies, including AstraZeneca, Eisai, Pfizer, Piramal Life Sciences Ltd, Roche, Schering AG, and Sunesis are developing CDK inhibitors in early stage clinical trials in cancer patients. Although Aventis, a predecessor of Sanofi-Aventis, had previously announced that it has ceased Phase 2 development of alvocidib or flavopiridol, a CDK inhibitor, we believe that the National Cancer Institute’s Cancer Therapy Evaluation Program is continuing to enroll patients in a Phase 2 trial and that Sanofi-Aventis has reinitiated development of alvocidib in Phase 3 clinical trials in patients with chronic leukemia. A number of companies are pursuing discovery and research activities in each of the other areas that are the subject of our research and drug development programs. We believe that AstraZeneca, Merck, jointly with Vertex, Merck-Serono, Millennium, Nerviano Medical Sciences, Pfizer and Sunesis have commenced Phase 2 or Phase 1 clinical trials of Aurora kinase inhibitors in patients with advanced cancers. Several companies have reported selection of Aurora kinase inhibitor candidates for development and may have started or are expected to start clinical trials within the next twelve months. We believe that Boehringer Ingelheim, GlaxoSmithKline and Onconova have commenced Phase 1 or Phase 2 clinical trials with Plk inhibitor candidates for oncology indications.

Employees

As of February 15, 2009, we had 51 full-time employees, comprised of 28 employees in research and development and 23 employees in selling, general and administration. From time to time, we also employ independent contractors to support our administrative organizations. We believe we have been successful in attracting skilled and experienced management and scientific personnel. Our employees are not represented by any collective bargaining agreements, and management considers relations with our employees to be good. On September 16, 2008, we announced a revision of our operating plan that concentrates our resources on the advancement of our lead drug, sapacitabine, while maintaining our core competency in drug discovery and cell cycle biology. The plan reduced the workforce across all locations by 25 people.

Available information

We have filed reports, proxy statements and other information with the SEC. Copies of Cyclacel’s reports, proxy statements and other information may be inspected and copied at the public reference facilities maintained by the SEC at SEC Headquarters, Public Reference Section, 100 F Street, N.E., Washington D.C. 20549 on official business days during the hours of 10:00 am to 3:00 pm . The public may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy statements and other information regarding Cyclacel. The address of the SEC website is http://www.sec.gov. We will also provide copies of our Forms 8-K, 10-K, 10-Q, proxy statements and Annual Report at no charge through our website at www.cyclacel.com as soon as reasonably practicable after filing electronically such material with the SEC. Copies are also available, without charge, from Cyclacel Pharmaceuticals, Inc., 200 Connell Drive, Suite 1500, Berkeley Heights, NJ 07922.

Item 1A.	Risk Factors

In analyzing our company, you should consider carefully the following risk factors, together with all of the other information included in this annual report on Form 10-K. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this annual report on Form 10-K. Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our company.

Capital markets are currently experiencing a period of disruption and instability, which has had and could continue to have a negative impact on the availability and cost of capital.

The general disruption in the United States capital markets has impacted the broader worldwide financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. These global conditions could persist for a prolonged period of time or worsen in the future. Our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets could materially and adversely affect the cost of debt financing and the proceeds of equity financing may be materially adversely impacted by these market conditions.

The current economic conditions and financial market turmoil could adversely affect our business and results of operations.

Economic conditions remain difficult with the continuing deterioration in the global credit markets, the financial services industry and the United States capital markets and with the United States economy as a whole experiencing a period of substantial turmoil and uncertainty characterized by unprecedented intervention by the United States federal government and the failure, bankruptcy, or sale of various financial and other institutions. We believe the current economic conditions and financial market turmoil could adversely affect our operations, business and prospects, as well as our ability to obtain funds and manage our liquidity. If these circumstances persist or continue to worsen, our future operating results could be adversely affected, particularly relative to our current expectations.

We are at an early stage of development as a company and we do not have, and may never have, any products that generate significant revenues.

We are at an early stage of development as a company and have a limited operating history on which to evaluate our business and prospects. While we have earned modest product revenues from the ALIGN business acquired in October 2007, since beginning operations in 1996, we have not generated any product revenues from our product candidates currently in development. We cannot guarantee that any of our product candidates currently in development will ever become marketable products and we do not anticipate material revenues from the ALIGN products in the foreseeable future. We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy for their intended uses before the FDA, and other regulatory authorities in the United States, the European Union and elsewhere. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or other regulatory authorities for premarket approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. Sapacitabine and seliciclib, our most advanced drug candidates for the treatment of cancer, are currently our only drug candidates in Phase 2 clinical trials. CYC116 is currently in a Phase 1 clinical trial. We cannot be certain that the clinical development of these or any other drug candidates in preclinical testing or clinical development will be successful, that we will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Our commercial revenues from our product candidates currently in development, if any, will be derived from sales of drugs that will not become marketable for several years, if at all.

We have a history of operating losses and we may never become profitable. Our stock is a highly speculative investment.

We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of December 31, 2008, our accumulated deficit was $202.7 million. Our net loss for the years ended December 31, 2007 and 2008 was $24.1 million and $40.4 million, respectively. Our net loss attributable to common shareholders from inception through December 31, 2008 was $240.8 million. Our initial drug candidates are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years, as we continue our research and development of our initial drug candidates, seek regulatory approvals, commercialize any approved drugs and market and promote the ALIGN products: Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.

We will need to raise substantial additional capital to fund our operations and if we fail to obtain additional funding, we may be unable to complete the development and commercialization of our drug candidates or continue to fund our research and development programs.

We have funded all of our operations and capital expenditures with proceeds from the issuance of public equity securities, private placements of our securities, interest on investments, licensing revenue, government grants, research and development tax credits and product revenue. In order to conduct the lengthy and expensive research, preclinical testing and clinical trials necessary to complete the development and marketing of our drug candidates, we will require substantial additional funds. Based on our current operating plans, we expect our existing resources to be sufficient to fund our planned operations for at least the next 12 months. To meet these financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. To the extent that we raise additional funds through collaborations and licensing arrangements, we may have to relinquish valuable rights to our drug discovery and other technologies, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. Additional funding may not be available to us on favorable terms, or at all, particularly in light of the current economic conditions. If we are unable to obtain additional funds, we may be forced to delay or terminate our clinical trials and the development and marketing of our drug candidates.

Due to restrictions under United States securities laws, we have limited ability to utilize our existing shelf registration statement to raise additional capital for a period of up to one year unless the market value of our common stock increases substantially, which would delay or prevent us from raising capital under our existing shelf registration statement. There can be no assurance that our efforts to raise additional funds will be successful, or that sufficient funds will be available on satisfactory terms.

Our committed equity financing facility with Kingsbridge may not be available to us if we elect to make a draw down, may require us to make additional “blackout” or other payments to Kingsbridge, and may result in dilution to our stockholders.

On December 10, 2007, we entered into the committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge. The CEFF entitles us to sell and obligates Kingsbridge to purchase the lesser of 4,084,590 shares of our common stock or $60 million of our common stock, during the next three years, subject to certain conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; effectiveness of the registration statement; and the continued listing of our stock on The NASDAQ Global Market. As the price of our common stock has traded for some months below the minimum price required under the CEFF agreement and we have no certainty that the price of our common stock will exceed the minimum price requirements, we may never be able to access the funds available to us under the CEFF.

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

We are entitled, in certain circumstances, to deliver a blackout notice to Kingsbridge to suspend the use of the registration statement which became effective in December 2007, and prohibit Kingsbridge from selling shares. If we deliver a blackout notice in the 15 trading days following the settlement of a draw down, or if the registration statement is not effective in circumstances not permitted by the agreement, then we must make a payment to Kingsbridge, or issue Kingsbridge additional shares in lieu of this payment, calculated on the basis of the number of shares held by Kingsbridge exclusive of shares that Kingsbridge may hold pursuant to exercise of the Kingsbridge warrant and the change in the market price of our common stock during the period in which the use of the registration statement is suspended. If the trading price of our common stock declines during a suspension of the registration statement, the blackout or other payment could be significant.

Should we sell shares to Kingsbridge under the CEFF, or issue shares in lieu of a blackout payment, it will have a dilutive effective on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. If we draw down under the CEFF, we will issue shares to Kingsbridge at a discount of up to 10% from the volume weighted average price of our common stock. If we draw down amounts under the CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price.

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

If we are not able to secure additional funding when needed, especially in light of the current economic conditions and financial market turmoil, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or future commercialization efforts.

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

Any future workforce and expense reductions may have an adverse impact on our internal programs, strategic plans, our ability to hire and retain key personnel and may be distracting to our management.

Further workforce and expense reductions additional to that carried out in September 2008 could result in significant delays in implementing our strategic plans. In addition, employees, whether or not directly affected by such reduction, may seek future employment with our business partners or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce and expense reductions. In addition, the implementation of expense reduction programs may result in the diversion of the time and attention of our executive management team and other key employees, which could adversely affect our business.

Budget constraints resulting from our restructuring plan may negatively impact our research and development, forcing us to delay our efforts to develop certain product candidates in favor of developing others, which may prevent us from commercializing our product candidates as quickly as possible.

Research and development is an expensive process. As part of our restructuring plan, we have decided to focus our clinical development priorities on sapacitabine, while still possibly continuing to progress additional programs pending the availability of clinical data and the availability of funds, at which time we will determine the feasibility of pursuing the advanced development of seliciclib and CYC116. Because we have had to prioritize our development candidates as a result of budget constraints, we may not be able to fully realize the value of our product candidates in a timely manner, if at all.

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

We are exposed to risks related to foreign currency exchange rates.

Some of our costs and expenses are denominated in foreign currencies. Most of our foreign expenses are associated with our research and development operations of our United Kingdom-based wholly-owned subsidiary. When the U.S. dollar weakens against the British pound, the United States dollar value of the foreign-currency denominated expense increases, and when the United States dollar strengthens against the British pound, the United States dollar value of the foreign-currency denominated expense decreases. Consequently, changes in exchange rates, and in particular a weakening of the United States dollar, may adversely affect our results of operations.

We are exposed to risk related to the marketable securities we purchase.

We invest cash not required to meet short term obligations in short term marketable securities. We purchase securities in the United States government, government-sponsored agencies and highly rated corporate and asset-backed securities subject to an approved investment policy. Historically, investment in these securities has been highly liquid and has experienced only very limited defaults. However, recent volatility in the financial markets has created additional uncertainty regarding the liquidity and safety of these investments. Although we believe our marketable securities investments are safe and highly liquid, we cannot guarantee that our investment portfolio will not be negatively impacted by recent or future market volatility.

Clinical trials are expensive, time consuming, subject to delay and may be required to continue beyond our available funding.

Clinical trials are expensive and complex and can take many years and have uncertain outcomes. We estimate that clinical trials of our most advanced drug candidates may be required to continue beyond our available funding and may take several years more to complete. The designs used in some of our trials have not been used widely by other pharmaceutical companies. Failure can occur at any stage of the testing and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of our current or future drug candidates, including but not limited to:

•	delays in securing clinical investigators or trial sites for our clinical trials;

•	delays in obtaining institutional review board, or IRB, and other regulatory approvals to commence a clinical trial;

•	slower than anticipated rates of patient recruitment and enrollment, or reaching the targeted number of patients because of competition for patients from other trials or other reasons;

•	negative or inconclusive results from clinical trials;

•	unforeseen safety issues;

•	uncertain dosing issues;

•	approval and introduction of new therapies or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications obsolete;

•	inability to monitor patients adequately during or after treatment or problems with investigator or patient compliance with the trial protocols;

•	inability to replicate in large controlled studies safety and efficacy data obtained from a limited number of patients in uncontrolled trials;

•	inability or unwillingness of medical investigators to follow our clinical protocols; and

•	unavailability of clinical trial supplies.

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

Adverse or inconclusive results from our clinical trials may substantially delay, or halt entirely, any further development of our drug candidates. Many companies have failed to demonstrate the safety or effectiveness of drug candidates in later stage clinical trials notwithstanding favorable results in early stage clinical trials. Previously unforeseen and unacceptable side effects could interrupt, delay or halt clinical trials of our drug candidates and could result in the FDA or other regulatory authorities denying approval of our drug candidates. We will need to demonstrate safety and efficacy for specific indications of use, and monitor safety and compliance with clinical trial protocols throughout the development process. To date, long-term safety and efficacy has not been demonstrated in clinical trials for any of our drug candidates. Toxicity and “serious adverse events” as defined in trial protocols have been noted in preclinical and clinical trials involving certain of our drug candidates. For example, elevations of liver enzymes and decrease in potassium levels have been observed in some patients receiving our drug candidate seliciclib and neutropenia and gastric-intestinal toxicity was observed in patients receiving sapacitabine. In addition, we may pursue clinical trials for sapacitabine and seliciclib in more than one indication. There is a risk that severe toxicity observed in a trial for one indication could result in the delay or suspension of all trials involving the same drug candidate. Even if we believe the data collected from clinical trials of our drug candidates are promising with respect to safety and efficacy, such data may not be deemed sufficient by regulatory authorities to warrant product approval. Clinical data can be interpreted in different ways. Regulatory officials could interpret such data in different ways than we do which could delay, limit or prevent regulatory approval. The FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. Any failure or significant delay in completing clinical trials for our drug candidates, or in receiving regulatory approval for the commercialization of our drug candidates, may severely harm our business and reputation.

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

We do not have the ability to independently conduct clinical trials required to obtain regulatory approvals for our drug candidates. We must rely on third parties, such as contract research organizations, contract clinical research associates, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. In addition, we rely on third parties to assist with our preclinical development of drug candidates. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our drug candidates.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates under development or our currently marketed ALIGN products. We currently lack the resources or the capacity to manufacture any of our products on a clinical or commercial scale. We depend upon a third party, Sinclair, to manufacture the commercial products sold by our ALIGN subsidiary and we can not rely upon Sinclair to continue to supply the products. We anticipate future reliance on a limited number of third party manufacturers until we are able, or decide, to expand our operations to include manufacturing capacities. Any performance failure on the part of manufacturers could delay late stage clinical development or regulatory approval of our drug, the commercialization of our drugs or our ability to sell our commercial products, producing additional losses and depriving us of potential product revenues.

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

Obtaining an NDA approval is expensive and is a complex, lengthy and uncertain process. The FDA approval process for a new drug involves completion of preclinical studies and the submission of the results of these studies to the FDA, together with proposed clinical protocols, manufacturing information, analytical data and other information in an Investigational New Drug, or IND, which must become effective before human clinical trials may begin. Clinical development typically involves three phases of study: Phase 1, 2 and 3. The most significant costs associated with clinical development are the Phase 3 clinical trials as they tend to be the longest and largest studies conducted during the drug development process. After completion of clinical trials, an NDA may be submitted to the FDA. In responding to an NDA, the FDA may refuse to file the application, or if accepted for filing, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. In addition, failure to comply with FDA and other applicable foreign and U.S. regulatory requirements may subject it to administrative or judicially imposed sanctions. These include warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production and refusal to approve either pending NDAs, or supplements to approved NDAs.

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

If regulatory agencies do not accept our proposed registration pathways based on Phase 2 data, then we will likely need to conduct large pivotal studies, which are time-consuming and expensive.

Regulatory agencies including but not limited to the FDA, have in certain instances accepted Phase 2 data from uncontrolled studies, as sufficient for approval in indications where an unmet medical need exists or in exceptional circumstances. If regulatory agencies, including but not limited to FDA, determine that the design or results of our Phase 2 studies are not sufficient for approval of our investigational drugs, we will likely need to undertake large, controlled pivotal studies, including randomized studies, which are time-consuming and expensive. Because we have limited resources, and research and development is an expensive process, any such requirements may adversely impact our operating results and financial condition and delay our ability to commercialize our drug candidates.

If the results of our studies do not meet the minimal level of statistical significance or other requirements of the FDA, or other regulatory agencies, we will likely need to undertake placebo-controlled Phase 3 studies, which are time-consuming and expensive. Because we have limited resources, and research and development is an expensive process, any such requirements by the FDA may adversely impact our operating results and financial condition and delay our ability to commercialize our lead drug candidate.

Even if we believe the data collected from clinical trials of our drug candidates are promising with respect to safety and efficacy, such data may not be deemed sufficient by regulatory authorities to warrant product approval. Clinical data can be interpreted in different ways. Regulatory officials could interpret such data in different ways than we do which could delay, limit or prevent regulatory approval. The FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. Any failure or significant delay in completing clinical trials for our drug candidates, or in receiving regulatory approval for the commercialization of our drug candidates, may adversely affect our business.

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

Our applications for regulatory approval could be delayed or denied due to problems with studies conducted before we in-licensed the rights to some of our product candidates.

We currently license some of the compounds and drug candidates used in our research programs from third parties. These include sapacitabine, licensed from Daiichi-Sankyo. Our present research involving these compounds relies upon previous research conducted by third parties over whom we had no control and before we in-licensed the drug candidates. In order to receive regulatory approval of a drug candidate, we must present all relevant data and information obtained during our research and development, including research conducted prior to our licensure of the drug candidate. Although we are not currently aware of any such problems, any problems that emerge with preclinical research and testing conducted prior to our in-licensing may affect future results or our ability to document prior research and to conduct clinical trials, which could delay, limit or prevent regulatory approval for our drug candidates.

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

In some countries, pricing of prescription drugs is subject to government control. In such countries, pricing negotiations with governmental authorities can take three to 12 months or longer following application to the competent authorities. To obtain reimbursement or pricing approval in such countries may require conducting an additional clinical trial comparing the cost-effectiveness of the drug to other alternatives. In the United States, the Medicare Part D drug benefit implemented in 2006 will limit drug coverage through formularies and other cost and utilization management programs, while Medicare Part B limits drug payments to a certain percentage of average price or through restrictive payment policies of “least costly alternatives” and “inherent reasonableness” Our business could be materially harmed if coverage, reimbursement or pricing is unavailable or set at unsatisfactory levels.

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

Following the acquisition of ALIGN, we now market commercialized products, and consequently we are exposed to additional risks of product liability claims. These risks exist even with respect to drugs and devices that are approved for commercial sale by the FDA or other regulatory authorities in the United States, the European Union or elsewhere and manufactured in facilities licensed and regulated by the FDA or other such regulatory authorities. We have secured limited product liability insurance coverage, but may not be able to maintain such insurance on acceptable terms with adequate coverage, or at a reasonable cost. There is also a risk that third parties that we have agreed to indemnify could incur liability. Even if we were ultimately successful in product liability litigation, the litigation would consume substantial amounts of our financial and managerial resources and may exceed insurance coverage creating adverse publicity, all of which would impair our ability to generate sales of the litigated product as well as our other potential drugs.

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

We have in-licensed certain patent rights in connection with the development programs for each of our two lead drug candidates. With respect to seliciclib we hold a license from CNRS and Institut Curie. Both of these license agreements impose payment and other material obligations on us. Under the Daiichi-Sankyo license, we are obligated to pay license fees, milestone payments and royalties. We are also obligated to use commercially reasonable efforts to commercialize products based on the licensed rights and to use reasonable efforts to obtain regulatory approval to sell the products in at least one country by September 2011. Under the CNRS/Institut Curie license, we are obligated to pay license fees, milestone payments and royalties. We are also obligated to use reasonable efforts to develop and commercialize products based on the licensed patents. Although we are currently in compliance with all of our material obligations under these licenses, if we were to breach any such obligations our counterparties would be permitted to terminate the licenses. This would restrict or delay or eliminate our ability to develop and commercialize these drug candidates, which could adversely affect our business.

We incur increased costs and management resources as a result of being a public company, and we still may fail to comply with public company obligations.

As a public company, we face and will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that we would not incur as a private company. Compliance with the Sarbanes Oxley Act of 2002, as well as other rules of the SEC, the Public Company Accounting Oversight Board and the Nasdaq Global Market has resulted in a significant initial cost to us as well as an ongoing increase in our legal, audit and financial compliance costs. As a public company, we are subject to Section 404 of the Sarbanes Oxley Act relating to internal control over financial reporting. We have completed a formal process to evaluate our internal controls for purposes of Section 404, and we concluded that as of December 31, 2008, our internal control over financial reporting is effective. As our business grows and changes, there can be no assurances that we can maintain the effectiveness of our internal controls over financial reporting.

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

An active public market for our common stock has not developed. Our stock can trade in small volumes which may make the price of our stock highly volatile. The last reported price of our stock may not represent the price at which you would be able to buy or sell the stock. The market prices for securities of companies comparable to us have been highly volatile. Often, these stocks have experienced significant price and volume fluctuations for reasons that are both related and unrelated to the operating performance of the individual companies. In addition, the stock market as a whole and biotechnology and other life science stocks in particular have experienced significant recent volatility. Like our common stock, these stocks have experienced significant price and volume fluctuations for reasons unrelated to the operating performance of the individual companies. In addition, due to our existing stock price, we may not continue to qualify for continued listing on the NASDAQ Global Market. To maintain listing, we are required, among other things, to maintain a minimum closing bid price of $1.00 per share. On October 16, 2008 NASDAQ temporarily suspended enforcement of its continued listing requirements rules requiring a minimum $1.00 closing bid price and market value of publicly held shares for listing on the NASDAQ Stock Market until January 16, 2009. On December 18, 2008, NASDAQ extended its temporary suspension through April 19, 2009. Factors giving rise to this volatility may include:

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

If securities or industry analysts do not publish research or reports about us, if they change their recommendations regarding our stock adversely or if our operating results do not meet their expectations, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock or if our operating results do not meet their expectations, our stock price could decline.

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

In March 2008 (as amended in December 2008 with respect to our President and Chief Executive Officers), we entered into employment agreements with our President and Chief Executive Officer and our Executive Vice President, Finance, which contain severance arrangements in the event that such executive’s employment is terminated without “cause” or as a result of a “change of control” (as each such term is defined in each agreement). The financial obligations triggered by these provisions may prevent a business combination or acquisition that would be attractive to stockholders and could limit the price that investors would be willing to pay in the future for our stock.

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

The market prices of the securities of biotechnology companies, particularly companies like us without product revenues and earnings, have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the performance of particular companies. In the past, companies that experience volatility in the market price of their securities have often faced securities class action litigation. Moreover, market prices for stocks of biotechnology-related and technology companies frequently reach levels that bear no relationship to the performance of these companies. These market prices generally are not sustainable and are highly volatile. Whether or not meritorious, litigation brought against us could result in substantial costs, divert our management’s attention and resources and harm our financial condition and results of operations. In addition, due to our existing stock price, we may not continue to qualify for continued listing on the NASDAQ Global Market. To maintain listing, we are required, among other things, to maintain a minimum closing bid price of $1.00 per share. On October 16, 2008 NASDAQ temporarily suspended enforcement of its continued listing requirements rules requiring a minimum $1.00 closing bid price and market value of publicly held shares for listing on the NASDAQ Stock Market until January 16, 2009. On December 18, 2008, NASDAQ extended its temporary suspension through April 19, 2009.

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

An exchange of convertible preferred stock for debentures, as well as any dividend make-whole or interest make-whole payments paid in our common stock, will be taxable events for U.S. federal income tax purposes, which may result in tax liability for the holder of convertible preferred stock without any corresponding receipt of cash by the holder. In addition, the debentures may be treated as having original issue discount, a portion of which would generally be required to be included in the holder’s gross income even though the cash to which such income is attributable would not be received until maturity or redemption of the debenture. We will not distribute any cash to the holders of the securities to pay these potential tax liabilities.

If we automatically convert the convertible preferred stock, there is a substantial risk of fluctuation in the price of our common stock from the date we elect to automatically convert to the conversion date.

We may automatically convert the convertible preferred stock into common stock if the closing price of our common stock has exceeded $35.30. There is a risk of fluctuation in the price of our common stock between the time when we may first elect to automatically convert the preferred and the automatic conversion date.

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

In all the countries where we sell or may sell our products, governmental regulations exist to define standards for manufacturing, packaging, labeling and storing. All of our suppliers of raw materials and contract manufacturers must comply with these regulations. Failure to do so could result in supply interruptions. In the United States, the FDA requires that all suppliers of pharmaceutical bulk material and all manufacturers of pharmaceuticals for sale in or from the United States achieve and maintain compliance with the FDA’s Current Good Manufacturing Practice or cGMP regulations and guidelines. Failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on them or us, including fines, injunctions, civil penalties, disgorgement, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, before any product batch produced by our manufacturers can be shipped, it must conform to release specifications pre-approved by regulators for the content of the pharmaceutical product. If the operations of one or more of our manufacturers were to become unavailable for any reason, any required FDA review and approval of the operations of an alternative supplier could cause a delay in the manufacture of our products.

Our customer base is highly concentrated.

Our principal customers are a small number of wholesale drug distributors. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation, control a significant share of the market in the United States. Our ability to distribute any product, including Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges and to recognize revenues on a timely basis is substantially dependent on our ability to maintain commercially reasonable agreements with each of these wholesale distributors and the extent to which these distributors, over whom we have no control, comply with such agreements. Our agreements with wholesaler distributors may contain terms that are not favorable, given our relative lack of market leverage as a company with only three approved products or other factors, which could adversely affect our commercialization of Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges. The loss of any of these customers could materially and adversely affect our ability to distribute our products, resulting in a negative impact on our operations and financial condition.

We may be unable to accurately estimate demand and monitor wholesaler inventory of Xclair®, Numoisyn® Liquid or Numoisyn® Lozenges. Although we attempt to monitor wholesaler inventory of Xclair®, Numoisyn® Liquid or Numoisyn® Lozenges, we also rely on third party information, which is inherently uncertain and may not be accurate, to assist us in monitoring estimated inventory levels and prescription trends. Inaccurate estimates of the demand and inventory levels of the product may cause our revenues to fluctuate significantly from quarter to quarter and may cause our operating results for a particular quarter to be below expectations.

Inventory levels of Xclair®, Numoisyn® Liquid or Numoisyn® Lozenges held by wholesalers can also cause our operating results to fluctuate unexpectedly. During the year ended December 31, 2008, approximately 85% of our product sales in the United States were to two wholesalers, Cardinal Health, Inc. and McKesson Corp. Inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to wholesalers do not match end user demand. We have entered into inventory management agreements with these U.S. wholesalers under which they provide us with data regarding inventory levels at these wholesalers. However, these wholesalers may not be completely effective in matching inventory levels to end user demand, as they make estimates to determine end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations, for which we have no inventory management agreements and have no control in respect to their buying patterns. Also, the non-retail sector in the United States, which includes government institutions and large health maintenance organizations, tends to be less consistent in terms of buying patterns, and often causes quarter-over-quarter fluctuations in inventory and ordering patterns. We attempt to monitor inventory of Xclair®, Numoisyn® Liquid or Numoisyn® Lozenges in the United States through the use of internal sales forecasts and the expiration dates of product shipped, among other factors. We also rely on third party data to assist us in monitoring estimated pharmacy and other non-wholesaler inventory levels and prescription trends. The information provided by third parties to quantify inventory levels and prescriptions trends is inherently uncertain and may not be accurate. Because the methodology behind the third party information is proprietary, we are unable to quantify why third party estimates of inventory and of prescription trends for Xclair®, Numoisyn® Liquid or Numoisyn® Lozenges may be accurate or inaccurate quarter to quarter.

The commercialization of our products is substantially dependent on our ability to develop effective sales and marketing capabilities.

Our successful commercialization of Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges in the United States will depend on our ability to establish and maintain an effective sales and marketing organization in the United States. We hired trained and deployed additional marketing personnel and a national oncology specialty sales force. We may increase or decrease the size of our sales force in the future, depending on many factors, including the effectiveness of the sales force, the level of market acceptance of Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges and the results of our clinical trials. Prior to our launches of these products, we had never sold or marketed any products.

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

We may not be able to obtain approval in Canada to market Numoisyn® Liquid.

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

We believe that our existing facilities are adequate to accommodate our business needs.

Item 3.	Legal Proceedings

From time to time, we may be involved in routine litigation incidental to the conduct of our business. As of December 31, 2008, we were not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “CYCC.” Our preferred stock currently trades on the NASDAQ Capital Market under the symbol “CYCCP.” The following table summarizes, for the periods indicated, the high and low sales prices for the common stock of Cyclacel as reported by the NASDAQ Global Market:

	High	Low

2008
Quarter ended March 31, 2008	$5.51	$2.40
Quarter ended June 30, 2008	$3.67	$1.66
Quarter ended September 30, 2008	$2.00	$0.84
Quarter ended December 31, 2008	$1.16	$0.23
2007
Quarter ended March 31, 2007	$8.64	$6.70
Quarter ended June 30, 2007	$9.50	$6.00
Quarter ended September 30, 2007	$6.50	$4.33
Quarter ended December 31, 2007	$5.93	$4.90

Holders of Common Stock

On March 30, 2009, we had approximately 61 registered holders of record of our common stock. On March 27, 2009, the closing sale price of our common stock as reported on the NASDAQ Global Market was $0.40 per share.

Performance Graph

The following graph and table compare the cumulative total return of our common stock, The NASDAQ Composite Index and NASDAQ Biotechnology Index, as described below, for the period beginning March 27, 2006 (the date we became a public company) and ending December 31, 2008, assuming an initial investment of $100 and the reinvestment of any dividends. We obtained the information reflected in the graph and table from independent sources we believe to be reliable, but we have not independently verified the information.

COMPARISON OF 33 MONTH CUMULATIVE TOTAL RETURN*
Among Cyclacel Pharmaceuticals, Inc., The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

*	$100 invested on 3/27/06 in stock & 2/28/06 in index-including reinvestment of dividends.

Fiscal year ending December 31.

Name	March 27, 2006	December 31, 2006	December 31, 2007	December 31, 2008
Cyclacel	100.00	85.86	68.59	5.26
Nasdaq Composite	100.00	107.56	117.24	68.71
NASDAQ Biotechnology	100.00	93.30	94.18	88.44

Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

Dividends

We have never declared nor paid any cash dividends on our common stock and do not currently anticipate declaring or paying any cash dividends on our outstanding shares of common stock in the foreseeable future. We are, however, required to make or accrue quarterly dividend payments on our convertible preferred stock.. Except for dividends we paid on the convertible preferred stock, we currently intend to retain all of our future earnings, if any, to finance operations. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and other factors that our board of directors may deem relevant. Pursuant to the terms of our outstanding preferred stock, we paid dividends during 2008 to the holders of our preferred stock.

Unregistered Sales of Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2008:

(c)
Number of
Securities Remaining
		(b)	Available for Future
	(a)	Weighted-Average	Issuance under
	No. of Securities to	Exercise Price	Equity Compensation
	be Issued upon Exercise	of Outstanding	Plans (Excluding
	of Outstanding Options,	Options, Warrants	Securities Reflected in
Plan Category	Warrants and Rights	and Rights	Column (a))

Total equity compensation plans approved by security holders(1)	3,674,899	$4.36	1,499,593
Equity compensation plans not approved by security holders	—	—	—

(1)	Consists of our Amended and Restated 2006 Stock Option Plan (the “2006 Plan”). The 2006 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and performance units. The number of shares available for issuance, as of March 30, 2009, under the 2006 Plan is 5,200,000.

Item 6.	Selected Financial Data

This section presents our historical financial data. The consolidated statement of operations data for the years ended December 31, 2006, 2007 and 2008 and for the period from August 13, 1996 (inception) to December 31, 2008 and the consolidated balance sheet data as of December 31, 2007 and 2008 have been derived from our audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended 2004 and 2005 and the balance sheet data as of December 31, 2004, 2005 and 2006 have been derived from our audited financial statements that are not included in this Form 10-K. Historical results are not necessarily indicative of future results.

The information contained in the following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in this Form 10-K.

						Period from
						August 13,
						1996
						(Inception) to
	Years Ended December 31,					December 31,
	2004	2005	2006	2007	2008	2008
	(In thousands)

Consolidated Statements of Operations:
Revenues:
Collaboration and research and development income	$102	$245	$231	$10	$—	$3,000
Product revenue	—	—	—	—	838	838
Grant income	823	111	156	119	39	3,635

	925	356	387	129	877	7,473

Operating expenses:
Cost of goods sold	—	—	—	—	429	429
Research and development	20,332	15,841	21,205	19,569	18,869	160,413
Selling, general and administrative	3,543	5,264	12,598	12,033	15,354	63,308
Goodwill and intangibles impairment	—	—	—	—	7,934	7,934
Other restructuring costs	—	—	225	1,554	489	2,268

Total operating expenses	23,886	21,131	34,028	33,156	43,075	234,352

Operating loss	(22,961)	(20,775)	(33,641)	(33,027)	(42,198)	(226,879)
Total other (expense) income	(2,248)	801	2,138	6,933	63	7,890

Loss before taxes	(25,198)	(19,948)	(31,503)	(26,094)	(42,135)	(218,989)
Income tax benefit	2,456	1,900	2,245	2,041	1,749	16,274

Net loss	(22,742)	(18,048)	(29,258)	(24,053)	(40,386)	(202,715)
Dividends on preferred shares	(11,053)	(11,876)	(2,827)	—	—	(38,123)

Net loss applicable to common shareholders	$(33,795)	$(29,924)	$(32,085)	$(24,053)	$(40,386)	$(240,838)

Net loss per share — basic and diluted	$(5.10)	$(4.50)	$(2.40)	$(1.21)	$(1.98)

Shares used in computing basic and diluted net loss per share	6,627,831	6,656,732	13,390,933	19,873,911	20,433,129

	As of December 31,
	2004	2005	2006	2007	2008
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,766	$3,117	$44,238	$30,987	$24,220
Short-term investments	15,152	10,690	9,764	27,766	1,502
Working capital	20,909	2,152	50,244	49,065	20,386
Total assets	31,176	19,071	63,276	75,912	30,957
Long-term debt, net of current portion	(368)	(78)	(1,436)	(3,231)	(1,688)
Total stockholders’ equity	23,953	4,119	53,919	57,969	20,642

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

Cautionary Statement Regarding Forward-Looking Statements

This report contains certain statements that may be deemed ‘forward-looking statements’ within the meaning of United States securities laws. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Certain factors that could cause results to differ materially from those projected or implied in the forward looking statements are set forth in this Annual Report on Form 10-K for the year ended December 31, 2008 under the caption “Item 1A — Risk factors”.

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

Overview

We are a diversified biopharmaceutical business dedicated to the discovery, development and commercialization of novel, mechanism- targeted drugs to treat cancer and other serious disorders. Our strategy is focused on leading edge therapeutic management of cancer patients based on a portfolio of three products marketed by our ALIGN subsidiary and a clinical development pipeline. Our core area of expertise is in cell cycle biology, or the processes by which cells divide and multiply. We focus primarily on the discovery and development of orally available anticancer agents that target the cell cycle with the aim of slowing the progression or shrinking the size of tumors, and enhancing the quality of life and improving survival rates of cancer patients. We have been focused on the cell cycle since our inception. We market directly in the United States Xclair® Cream for radiation dermatitis and Numoisyn® Liquid and Numoisyn® Lozenges for xerostomia.

As a result of the recent revised operating plan announced on September 16, 2008, we are focusing our clinical development priorities on:

•	Sapacitabine in acute myeloid leukemia or AML in the elderly;

•	Sapacitabine in myelodysplastic syndromes or MDS;

•	Sapacitabine in cutaneous T-cell lymphoma or CTCL; and

•	Sapacitabine in non small-cell lung cancer or NSCLC.

We may continue to fund certain additional programs pending the availability of clinical data, at which time we will determine the feasibility of pursuing advanced development including:

•	Seliciclib in nasopharyngeal cancer or NPC;

•	Seliciclib in non small-cell lung cancer; and

•	CYC116 in patients with solid tumors.

Our core area of expertise is in cell cycle biology, or the processes by which cells divide and multiply. We focus primarily on the development of orally available anticancer agents that target the cell cycle with the aim of slowing the progression or shrinking the size of tumors, and enhancing the quality of life and improving survival rates of cancer patients. We are generating several families of anticancer drugs that act on the cell cycle including nucleoside analogues, cyclin dependent kinase or CDK inhibitors and Aurora kinase/Vascular Endothelial Factor Receptor 2 or AK/VEGFR2 inhibitors. Although a number of pharmaceutical and biotechnology companies are currently attempting to develop nucleoside analogues, CDK inhibitor and AK inhibitor drugs, we believe that our drug candidates are differentiated in that they are orally available and interact with unique target profiles and mechanisms. For example we believe that our sapacitabine is the only orally available nucleoside analogue presently being tested in Phase 2 trials in AML and seliciclib is the only orally available CDK inhibitor currently in Phase 2 trials.

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

Our corporate headquarters is located in Berkeley Heights, New Jersey, with a research facility located in the United Kingdom.

From our inception in 1996 through December 31, 2008, we have devoted substantially all our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of December 31, 2008, our accumulated deficit during the development stage was approximately $202.7 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and pre-clinical drug candidates. Our operating expenses comprise research and development expenses and selling and general and administrative expenses.

To date, we have not generated significant product revenue but have financed our operations and internal growth through private placements, licensing revenue, interest on investments, government grants and research and development tax credits. Prior to October 2007, our revenue consisted of collaboration and grant revenue. Beginning in 2008 we recognized revenue from sales of commercial products, for the first time, following the ALIGN acquisition in October 2007. In accordance with our revenue recognition accounting policy, we did not recognize any revenue from sales of commercial products in 2007. We have recognized revenues from inception through December 31, 2008 totaling approximately $7.5 million of which approximately $3.0 million is derived from fees under collaborative agreements, approximately $3.6 million of grant revenue from various United Kingdom government grant awards and approximately $0.8 million from product sales. We have also recognized amounts receivable from the United Kingdom’s tax authority, H.M. Revenue & Customs of $16.3 million for research and development tax credits since inception.

Recent Events

Restructuring expense

In September 2008, we announced a revision of our operating plan that concentrates our resources on the advancement of our lead drug, sapacitabine, while maintaining our core competency in drug discovery and cell cycle biology. The plan reduced the workforce across all locations by 25 people or approximately 30%. We recorded approximately $0.4 million for severance payments and $0.1 million of accelerated depreciation for assets that will no longer be utilized. All severance payments were paid as of December 31, 2008. We assigned the lease of our redundant Cambridge research facility back to the landlord and, in accordance with the terms of the lease, will incur a net charge, incorporating a surrender fee, of $0.1 million to effect this.

Goodwill and intangible asset impairment

In September 2008, the goodwill acquired in the Xcyte transaction was written down in full and we recorded an impairment charge of approximately $2.7 million in accordance with FAS No. 142, “Goodwill and Other Intangible

Assets” (“FAS 142”). This impairment charge was triggered primarily by a decline in our stock price that reduced our market capitalization below book value of the net assets of Xcyte. Our reduced market capitalization reflected the general decline in the economic environment.

Intangible assets acquired in the ALIGN transaction were also fully written down in September 2008, in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“FAS 144”). An impairment charge of approximately $3.6 million was identified and recognized in the consolidated statement of operations. This one-time charge was triggered by a downward revision of projected net cash flows from product sales, required due to budgetary constraints experienced by health care providers and restrictions of the cost reimbursement program. As a result the sum of the expected undiscounted cash flows was less than the carrying amount of the intangible assets on September 30, 2008.

In December 2008, goodwill allocated to our ALIGN reporting unit following the ALIGN acquisition was fully written down in accordance with FAS 142, resulting in an impairment charge of approximately $1.6 million being recognized on the consolidated statement of operations. Further decline in our stock price during the fourth quarter of 2008 caused us to perform an impairment analysis during December 2008. In determining the impairment charge, we considered the negative impact the current economic situation might have on sales growth expectations of the ALIGN products resulting in a downward revision of projected net cash flows from product sales. These factors caused the discounted cash flows for the reporting unit to be less than its carrying value on December 31, 2008.

Acquisition of ALIGN Pharmaceuticals, LLC and ALIGN Holdings, LLC

On October 5, 2007, Achilles Acquisition, LLC renamed immediately following the acquisition to ALIGN Pharmaceuticals, LLC, or ALIGN, a wholly-owned subsidiary of Cyclacel, entered into an asset purchase agreement with ALIGN Pharmaceuticals, LLC and ALIGN Holdings, LLC or Sellers, to acquire substantially all of the Sellers’ assets. The transaction closed on the same date.

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

Under the terms of the asset purchase agreement, we (i) paid approximately $3.3 million in cash to the Sellers at closing, plus approximately $0.5 million to pay certain creditors of the Sellers, (ii) committed to make future payments of approximately $0.6 million in 2009 and $0.6 million in 2010 as part of securing long term supply arrangements and (iii) agreed to issue up to a maximum aggregate of 184,176 shares of our common stock, or the Stock Consideration, as consideration for the asset purchase. 46,044 shares of the Stock Consideration were issuable on the first anniversary of the closing date, and the balance was issuable in two tranches upon achievement of certain operational and financial milestones (in all cases, subject to satisfaction of any outstanding indemnification obligations of the Sellers). The Sellers failed to meet the financial milestones and forfeited 46,044 and 92,088 shares of our common stock on April 5, 2008 and on December 31, 2008, respectively. In addition, pursuant to an indemnity clause in the asset purchase agreement, one or more Events of Indemnification (as defined in the agreement) occurred entitling us to set off certain claims against our common stock which would have otherwise been issuable on October 5, 2008, the first anniversary of the closing date. Our claims were in excess of the stock consideration and the Sellers forfeited the entire payment of 46,044 shares. The final purchase price was reduced to reflect the equity forfeited by the Sellers, with a reduction to the goodwill recognized on acquisition.

The transaction was accounted for as a business combination and the consolidated results of operations of the Company included the results of operations of the Sellers’ from the closing date. The assets and certain agreed liabilities of ALIGN were recorded as of the closing date at their estimated fair values.

Acquisition Final Purchase Price

The final purchase price to acquire the Sellers’ assets was calculated as follows (in thousands):

Cash	$3,331
Acquisition costs	432

Total purchase price	$3,763

Acquisition Final Purchase Price Allocation

As part of the acquisition, we acquired the following net assets (in thousands):

Current assets	$199
Property, plant and equipment	10
Intangible assets	4,495
Current liabilities	(1,409)
Non-current liabilities	(1,122)
Goodwill	1,590

$3,763

Results of Operations

In connection with the stock purchase agreement Xcyte in March 2006, Cyclacel Limited was considered to be the acquiring company for accounting purposes. Accordingly, the assets and liabilities of Xcyte were recorded, as of March 27, 2006, at their respective fair values and added to those of Cyclacel Limited. The results of operations and balance sheet data for 2006 reflect the results of the combined companies from March 28, 2006 through December 31, 2006. Additionally, the historical results of operations and balance sheet data shown for comparative purposes in this Form 10-K reflect those of Cyclacel Limited prior to the reverse acquisition.

In connection with the asset purchase agreement with ALIGN, Cyclacel recorded the assets and liabilities of ALIGN at fair value on October 5, 2007. The results of operations and balance sheet data for 2007 reflect the results of the combined companies from October 5, 2007 through December 31, 2007.

Years ended December 31, 2007 and 2008 compared to years ended December 31, 2006 and 2007, respectively.

Revenues

The following table summarizes the components of our revenues for the years ended December 31, 2006, 2007 and 2008:

	Years Ended December 31,			$ Differences		% Differences
	2006	2007	2008	2006 to 2007	2007 to 2008	2006 to 2007	2007 to 2008
	(In thousands)

Collaboration and research and development revenue	$231	$10	$—	$(221)	$(10)	(96)%	(100)%
Product Revenue	—	—	838	—	838	—	100%
Grant revenue	156	119	39	(37)	(80)	(24)%	(67)%

Total revenue	$387	$129	$877	$(258)	$748	(67)%	580%

Collaboration and research and development revenue is derived from several agreements under which the Company provides compounds for evaluation for an agreed consideration. The majority of these arrangements ceased during 2006, resulting in the reduction of 96% from approximately $0.2 million in the year ended December 31, 2006 to $10,000 in the year ended December 31, 2007. No revenue was recognized under collaborative agreements during 2008.

Product revenue is derived from the sale of Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges following the ALIGN asset acquisition on October 5, 2007. During the year ended December 31, 2008, we recognized product revenue for the first time, in accordance with our revenue recognition policy, of approximately $0.8 million.

Grant revenue is recognized as we incur and pay for qualifying costs and services under the applicable grant. Grant revenue is primarily derived from various United Kingdom government grant awards. Grant revenue decreased by 24% from approximately $0.2 million in the year ended December 31, 2006 to approximately $0.1 million in the year ended December 31, 2007 and by 67% from $0.1 million in 2007 to approximately $39,000 in 2008. This is as a direct result of our progressing projects past qualifying research to a later stage which does not attract grant funding, and a reduction in expenditure directed at qualifying research programs.

The future

This was the first full year of ALIGN product sales, reflecting our relaunch of the three products since we acquired ALIGN. We expect to continue to grow the business and sales of ALIGN products in 2009 as a result of our continued investment in sales force infrastructure and marketing efforts.

Cost of goods sold

	Years Ended December 31,			$ Differences		% Differences
	2006	2007	2008	2006 to 2007	2007 to 2008	2006 to 2007	2007 to 2008
	(In thousands)

Cost of goods sold	$—	$—	$429	$—	$429	—%	100%

Total cost of sales represented 51% of product revenue for the year ended December 31, 2008. We expect that as volumes of product sales increase, cost of sales as a percentage of product sales will reduce as the fixed element of distribution costs is allocated across an increased numbers of products sold.

Research and development expenses

To date, we have focused on drug discovery and development programs, with particular emphasis on orally available anticancer agents. Research and development expense represents costs incurred to discover and develop novel small molecule therapeutics, including clinical trial costs for sapacitabine, seliciclib and CYC116, the advancement of product candidates toward clinical and pre-clinical trials and the development of in-house research to advance our biomarker program and technology platforms. During 2008, in response to changing market conditions, we reduced then stopped expenditure on development and preclinical activities outside of our core projects. We expense all research and development costs as they are incurred. Research and development expenses primarily include:

•	clinical trial and regulatory-related costs;

•	payroll and personnel-related expenses, including consultants and contract research;

•	preclinical studies and laboratory supplies and materials;

•	technology license costs; and

•	rent and facility expenses for our laboratories.

The following table provides information with respect to our research and development expenditure for the years ended December 31, 2006, 2007 and 2008:

	Years Ended			$ Differences		% Differences
	2006	2007	2008	2006 to 2007	2007 to 2008	2006 to 2007	2007 to 2008
	(In thousands)

Sapacitabine	$1,841	$3,326	$6,601	$1,485	$3,275	81%	98%
Seliciclib	3,126	3,270	2,906	144	(364)	5%	(11)%
CYC116	6,712	2,626	1,695	(4,086)	(931)	(61)%	(35)%
Other costs related to research and development programs, management and exploratory research	9,526	10,347	7,667	821	(2,680)	9%	(26)%

Total research and development expenses	$21,205	$19,569	$18,869	$(1,636)	$(700)	(8)%	(4)%

Research and development expenses represented 62%, 59% and 44% of our operating expenses for the years ended December 31, 2006, 2007 and 2008 respectively. Included in research and development expense is stock-based compensation of approximately $6.2 million, $0.8 million and $0.7 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Fiscal 2008 as compared to fiscal 2007.  Research and development costs decreased by 4% or approximately $0.7 million from approximately $19.6 million for the year ended December 31, 2007 to approximately $19.0 million for the year ended December 31, 2008. The sapacitabine program increased by approximately $3.3 million relating to the increased clinical trial activities, in particular the commencement of the Phase 2 trial in elderly AML in December 2007, the expansion of the trial to explore myelodysplastic syndromes, as well as additional pre-clinical and product scale-up. This has been offset by cost reductions in other programs and cost savings from the workforce reduction in September 2008 to allow us to concentrate on the advancement of sapacitabine. The increase in strength of the U.S. dollar against the British Pound has also contributed to lower research and development expenses being recognized on the consolidated statement of operations for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Fiscal 2007 as compared to fiscal 2006.  Research and development costs decreased 8% or approximately $1.6 million from approximately $21.2 million for the year ended December 31, 2006 to approximately $19.6 million for the year ended December 31, 2007. Significant components of the change relate to a decrease in the charge for stock-based compensation of approximately $5.4 million from $6.2 million during 2006 to $0.8 million during 2007 as a result of the stock options granted during June 2006 being two-thirds vested immediately upon grant. This decrease was offset by an increase in costs of approximately $1.6 million related to sapacitabine and seliciclib as we increased the number of Phase 2 trials in 2007. Additionally, CYC116 expenses decreased by approximately $4.1 million from approximately $6.7 million for the year ended December 31, 2006 to approximately $2.6 million for the same period in 2007. The decreases in expenses were attributable to the CYC116 program being in full pre-clinical studies during 2006 and then moving to a Phase 1 study in 2007.

The future

In September 2008, we announced a revision of our operating plan to concentrate on the advancement of our lead drug sapacitabine and to reduce our research and development costs in the other core programs to maximize the benefit of our available cash resources. We expect that the full benefit of this revision will be realized in 2009.

Selling, general and administrative expenses

Selling, general and administrative expenses include costs for sales and marketing operations, administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the total selling, general and administrative expenses for the years ended December 31, 2006, 2007 and 2008:

	Years Ended			$ Differences		% Differences
	2006	2007	2008	2006 to 2007	2007 to 2008	2006 to 2007	2007 to 2008

Total selling, general and administrative expenses	$12,598	$12,033	$15,354	$(565)	$3,321	(4)%	28%

Total selling, general and administrative expenses represented 37%, 36% and 36% of our operating expenses for the years ended December 31, 2006, 2007 and 2008, respectively.

Fiscal 2008 as compared to fiscal 2007.  Selling, general and administrative expenditure increased 28% or $3.3 million to approximately $15.3 million for the year ended December 31, 2008 from approximately $12.0 million for the year ended December 31, 2007, primarily attributable to the sales operations of ALIGN. Included within the expense of $15.3 million for the year ended December 31, 2008 are approximately $2.3 million of costs in respect of the support and development of ALIGN’s commercial operations and sales and marketing, reflecting the fact that 2008 is the first full year of reporting for the ALIGN business following its acquisition in October 2007. In addition, $0.7 million of intangible asset amortization charges were recognized prior to the intangible asset impairment. Included in selling, general and administrative expenses is stock compensation of approximately $0.9 million and $1.0 million for the years ended December 31, 2007 and 2008 respectively.

Fiscal 2007 as compared to fiscal 2006.  Selling, general and administrative expenditure decreased 4% or approximately $0.6 million from $12.6 million in the year ended December 31, 2006 to $12.0 million in the year ended December 31, 2007. The reduction in expenses was primarily attributable to a decrease in the stock based compensation of approximately $2.5 million from $3.4 million during 2006 to $0.9 million during 2007. This was offset by sales and marketing expenditure of approximately $0.8 million related to the new ALIGN acquisition as well as Delaware taxation, recruitment costs, legal costs which increased by $0.2 million, respectively.

The future

Further to the increase in our selling, general and administrative expenses recorded in 2008 following our acquisition of ALIGN, we expect our selling, general and administrative expenses remain at similar levels to 2008 in the coming year.

Goodwill and intangible asset impairment

The following table summarizes the goodwill and intangibles impairment charges for years ended December 31, 2006, 2007 and 2008:

	Years Ended			$ Differences		% Differences
	2006	2007	2008	2006 to 2007	2007 to 2008	2006 to 2007	2007 to 2008
	(In thousands)

Goodwill and intangibles impairment	—	—	$7,934	—	$7,934	—	100%

In September 2008, the goodwill acquired in the Xcyte transaction was written down in full and we recorded an impairment charge of approximately $2.7 million in accordance with FAS 142. This impairment charge was identified through our annual impairment review process and was triggered primarily by a decline in our stock price that reduced our market capitalization below book value of the net assets of the Xcyte reporting unit. Our reduced market capitalization reflected the general decline in the economic environment.

Intangible assets acquired in the ALIGN transaction were also fully written down in September 2008, in accordance with FAS 144. An impairment charge of approximately $3.6 million was identified through our annual impairment review process and was recognized on the consolidated statement of operations. This one-time non-

cash charge was triggered by a downwards revision of our projected net cash flows from product sales, required due to budgetary constraints experienced by health care providers and restrictions of the cost reimbursement regime. As a result, the sum of the expected undiscounted cash flows was less than the carrying amount of the intangible assets on September 30, 2008.

In December 2008, goodwill allocated to our ALIGN reporting unit following the ALIGN acquisition was fully written down in accordance with FAS 142, resulting in an impairment charge of approximately $1.6 million being recognized on the consolidated statement of operations. A further decline in our stock price during the fourth quarter of 2008 caused us to perform an impairment analysis during December 2008. In determining the impairment charge, we considered the negative impact the current economic situation might have on sales growth expectations of the ALIGN products resulting in a downward revisions of projected net cash flows from product sales. These factors caused the discounted cash flows for the reporting unit to be less than its carrying value on December 31, 2008.

The future

Previously recognized goodwill and intangible assets acquired have been fully impaired as of December 31, 2008.

Restructuring charge

The following table summarizes the restructuring charges for years ended December 31, 2006, 2007 and 2008:

	Years Ended			$ Differences		% Differences
	2006	2007	2008	2006 to 2007	2007 to 2008	2006 to 2007	2007 to 2008
	(In thousands)

Total restructuring charge	$225	$1,554	$546	$1,329	$(1,008)	591%	(65)%

Fiscal 2008 as compared to fiscal 2007.  The restructuring charge decreased by 65% or $1.0 million from approximately $1.5 million for the year ended December 31, 2007 to $0.5 million for the year ended December 31, 2008.

In September 2008, we announced a revision of our operating plan that concentrates our resources on the advancement of our lead drug, sapacitabine, while maintaining a core competency in drug discovery and cell cycle biology. The plan reduced the workforce across all locations by 25 people. We recorded and paid approximately $0.4 million of severance costs and $0.1 million of accelerated depreciation for assets that will no longer be utilized. In addition we have accrued a charge of $0.1 million in respect of costs of exiting the lease of our redundant Cambridge research facility.

During the year ended December 31, 2008 there were no changes to the assumption and estimates underlying the restructuring liability associated with exiting the Bothell facility. As of December 31, 2008, the fair value of the remaining lease payments, net of estimated sub-lease income was $2.1 million.

Fiscal 2007 as compared to fiscal 2006.  In March 2006, we assumed an accrued restructuring liability in relation to the Bothell manufacturing facility, calculated as the net present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses. In September 2006, we entered into an Exclusive Subleasing Agency Agreement in an attempt to achieve the successful sublet of the facility. As a result of the agreement, we recorded an increase to the restructuring provision in the third quarter of 2006 of $0.2 million in recognition of commissions payable upon successful conclusion of a sublease agreement.

For the year ended December 31, 2007, a charge of approximately $1.6 million was recognized in the consolidated statement of operations to reflect the reduced likelihood of any sublet income as a result of a further deterioration in the commercial real estate market conditions in the Bothell area.

The future

As of December 31, 2008, the restructuring liability associated with exiting the Bothell facility was approximately $2.1 million representing the present value of the remaining lease payments, net of estimated sub-lease income. The restructuring liability is subject to a variety of assumptions and estimates. We review these assumptions and estimates on a quarterly basis and adjust the accrual if necessary. These changes may be material.

As a result of the workforce reduction in September 2008, we will vacate our laboratory facility in Cambridge, England. We assigned the lease of our redundant Cambridge research facility back to the landlord and, in accordance with the terms of the lease, will incur a net charge, incorporating a surrender fee, of $0.1 million to effect this. The need for further revisions to our operating plan may be required and will be assessed as circumstances dictate.

Other income

The following table summarizes the other income for years ended December 31, 2006, 2007 and 2008:

	Years Ended			$ Differences		% Differences
	2006	2007	2008	2006 to 2007	2007 to 2008	2006 to 2007	2007 to 2008
	(In thousands)

Change in valuation of derivative	$(215)	$(93)	$—	$122	$93	(57)%	(100)%
Change in valuation of warrants liability	—	3,205	3,502	3,205	$297	—	9%
Foreign Exchange gain/(loss)	279	490	(4,501)	211	(4,991)	76%	(1019)%
Interest income	2,328	3,554	1,380	1,226	(2,174)	53%	(61)%
Interest expense	(254)	(223)	(318)	31	(95)	(12)%	42%

Total other income, net	$2,138	$6,933	$63	$4,795	$(6,870)	224%	(99)%

Fiscal 2008 as compared to fiscal 2007.  Total other income, net, reduced by approximately $6.9 million from $6.9 million in 2007 to $63,000 in 2008. The most significant impact is the movement in foreign exchange gains and losses with a negative impact of $5.0 million. This is due to the significant increase in the strength of the United States dollar against the British pound as further detailed below.

On November 3, 2007, the embedded derivative associated with the dividend make-whole payment expired reducing the liability to $0 and thus no further marked to market adjustments will be made with regard to this embedded derivative.

The change in valuation of warrants relates to the issue of warrants to purchase shares of our common stock under the registered direct financing completed in February 2007. The warrants issued to the investors meet the requirements of and are being accounted for as a liability in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” or EITF 00-19. The value of the warrants is being marked to market each reporting period as a derivative gain or loss until exercised or expiration. For the years ended December 31, 2007 and 2008, we recognized the change in the value of warrants of approximately $3.2 million and $3.5 million, respectively, as other income in the consolidated statement of operations.

During the year ended December 31, 2008 there were unfavorable unrealized foreign exchange movements of approximately $17.2 million on intercompany loans due to the increase in the strength of the United States dollar against the British pound. Of this, $4.8 million is recorded in the consolidated statement of operations within the separate line item foreign exchange gains/(losses), within other income (expense). This has been offset by a realized gain of $0.3 million on transactions in the year in respect of underlying operations, resulting in a net foreign exchange loss of $4.5 million.

In conjunction with the operational review conducted by the Company in September 2008, the nature of intercompany funding was considered. It was concluded that as repayment of intercompany loans is not expected in the foreseeable future, the nature of the funding advanced was of a long-term investment nature and that the terms of the loans should be amended to reflect this. Effective October 1, 2008 intercompany loans ceased to be repayable on demand and have no fixed repayment date. As a result of the change in repayment terms, from October 1, 2008 all unrealized foreign exchange gains or losses arising on intercompany loans are recognized in other comprehensive income. This has restricted the unfavorable unrealized foreign exchange movements recorded in other income to $4.8 million, with $12.3 million recognized in other comprehensive income for the three months from October 1, 2008 to December 31, 2008. Future unrealized foreign exchange gains or losses arising on the intercompany loans will be recognized in other comprehensive income on the consolidated statement of stockholders’ equity until repayment of the intercompany loan becomes foreseeable.

Prior year foreign exchange gains of $0.3 million and $0.5 million for the years ended December 31, 2006 and 2007 respectively, have been reclassified to other income (expense) from selling, general and administrative expense for comparative purposes.

Interest income decreased by approximately $2.2 million from $3.6 million for the year ended December 31, 2007 to $1.4 million for the year ended December 31, 2008. During 2008, maturing short-term investments were reinvested in cash and cash equivalents, being a more secure form of investment and providing greater liquidity. As a result, these assets attracted a lower rate of interest. This was compounded by a reduction in the average balance of cash and cash equivalents and short-term investments during 2008 as compared to 2007.

Interest expense increased by $0.1 million to $0.3 million for the year ended December 31, 2008 from $0.2 million for year ended December 31, 2007. For each of the years ended December 31, 2007 and 2008, we recorded accretion expense associated with the Bothell restructuring lease of $0.2 million on the consolidated statement of operations as interest expense. A further $0.2 million of accretion expense will be recognized over the remaining life of the lease to December 2010. During the year ended December 31, 2008, interest associated with notes payable in relation to the acquisition of ALIGN on October 5, 2007 of approximately $0.1 million was also recognized.

Fiscal 2007 as compared to fiscal 2006.  Total other income, net, increased by approximately $4.8 million to $6.9 million in 2007 from $2.1 million in 2006.

The change in derivative value of $0.2 million and $0.1 million for the years ended December 31, 2006 and 2007 respectively is associated with the dividend make-whole payment on our outstanding convertible exchangeable preferred stock. The dividend make-whole feature of the convertible exchangeable preferred stock expired on November 3, 2007.

The change in valuation of warrants liability relates to the issue of warrants to purchase shares of common stock under the registered direct financing completed in February 2007. There were no outstanding warrants requiring to be marked to market in the year ended December 31, 2006.

The increase in interest income of approximately $1.2 million to approximately $3.6 million for the year ended December 31, 2007 from $2.3 million for the year ended December 31, 2006, is primarily attributable to higher average balances of cash and cash equivalents and short-term investments in 2007 as a result of the receipt of $33.4 million in net proceeds from the registered direct financing described above.

Interest expense for the year ended December 31, 2007 decreased by 12% from the year ended December 31, 2006. During 2006 interest expenses resulted primarily from interest associated with a government loan, the principal of which was repaid in the fourth quarter of 2006. During 2007 interest expense resulted primarily from accretion expense associated with the Bothell lease restructuring provision which amounted to approximately $0.2 million.

The future

The valuation of the warrant liability will continue to be re-measured at the end of each reporting period. The valuation of the warrants is dependent upon many factors, including our stock price, interest rates and the remaining term of the instrument and may fluctuate significantly, which may have a significant impact on our statement of operations.

As the nature of funding advanced through inter-company loans is that of a long-term investment in nature, future unrealized foreign exchange gains and losses on such funding will be recognized in other comprehensive income until repayment of the intercompany loan becomes foreseeable. This will minimize the future impact of unrealized foreign exchange fluctuations on earnings.

A further accretion expense of approximately $0.2 million associated with the Bothell lease restructuring charge will be recognized over the remaining life of the lease through November 2010.

Income tax benefit

Credit is taken for research and development tax credits, which are claimed from the United Kingdom’s taxation and customs authority, in respect of qualifying research and development costs incurred.

The following table summarizes research and development tax credits for the years ended December 31, 2006, 2007 and 2008:

	Years Ended			$ Differences		% Differences
	2006	2007	2008	2006 to 2007	2007 to 2008	2006 to 2007	2007 to 2008
	(In thousands)

Total income tax benefit	$2,245	$2,041	$1,749	$(204)	$(292)	(9)%	(14)%

Fiscal 2008 as compared to fiscal 2007.  Research and development tax credits recoverable decreased by 14% or approximately $0.3 million from approximately $2.0 million for the year ended 2007 to approximately $1.7 million for the year ended December 31, 2008. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year but restricted to payroll taxes paid by us in the United Kingdom in that same year. The decrease was a reflection of decreased income taxes available for recovery as a consequence of the lower eligible research and development payroll expenses in the United Kingdom in 2008 following the workforce reductions announced in September 2008.

Fiscal 2007 as compared to fiscal 2006.  Research and development tax credits recoverable decreased 9% or $0.2 million from $2.2 million in 2006 to $2.0 million in 2007. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year but restricted to payroll taxes paid by us in that same year. This decrease was a reflection of the higher income taxes available to recover in 2006 compared to 2007 from the payroll taxes paid in connection with the issue of Group Preferred D shares to certain directors and officers in March 2006, prior to the Stock Purchase.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so, however as a result of our revised operating plan announced in September 2008 the amount of payroll taxes payable in future periods will be lower than in previous periods, restricting available income tax credits to that lower amount.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as at December 31, 2007 and 2008:

	December 31,	December 31,
	2007	2008	$ Difference	% Difference
	(In thousands)

Cash and cash equivalents	$30,987	$24,220	$(6,767)	(22)%
Short-term investments, available for sale	27,766	1,502	(26,264)	(95)%

Total cash and cash equivalents and short-term investments	$58,753	$25,722	$(33,031)	(56)%

Current assets	$63,777	$29,014	$(34,763)	(55)%
Current liabilities	14,712	8,624	(6,088)	(41)%

Working capital	$49,065	$20,390	$(28,675)	(58)%

At December 31, 2008, we had cash and cash equivalents and short-term investments of $25.7 million as compared with $58.8 million at December 31, 2007. The February 2007 registered direct financing of $33.4 million in net proceeds is reflected in the balance at December 31, 2007, and the lower balance at December 31, 2008 was primarily due to funding ongoing clinical trials, research and development and to a lesser extent sales and marketing activities.

Current liabilities reduced by 41% or $6.1 million from $14.7 million as at December 31, 2007 to $8.6 million as at December 31, 2008. $3.5 million of this reduction relates to the reduction in the fair value of warrants to purchase shares of our common stock which were issued under the registered direct financing completed in February 2007, as these warrants are marked to market at every reporting date. In addition, the current liabilities balance of $15.0 million as at December 31, 2007 included one-off accounts payable balances in respect of purchases of property, plant and equipment of approximately $0.9 million and amounts payable to certain creditors for the manufacture of our drugs for use in clinical trials of approximately $0.9 million.

Since our inception, we have not generated any significant product revenues and have relied primarily on the proceeds from sales of equity and preferred securities to finance our operations and internal growth. Additional funding has come through interest on investments, licensing revenue, government grants and research and development tax credits. We have incurred significant losses since our inception. As of December 31, 2008, we had an accumulated deficit of $202.7 million.

We believe that existing funds together with cash generated from operations and potential financing activities are sufficient to satisfy our planned working capital, capital expenditures, debt service and other financial commitments for at least the next twelve months. Current business and environmental risks could have a detrimental affect on the availability of sources of funding and our ability to access them in the future.

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2006, 2007 and 2008 is summarized as follows:

	Year Ended December 31,
	2006	2007	2008
	(In thousands)

Net cash used in operating activities	$(20,172)	$(23,140)	$(29,905)

Net cash provided by (used by) investing activities	$3,911	$(22,693)	$27,342

Net cash provided by (used by) financing activities	$57,400	$32,208	$(1,238)

Fiscal 2008 as compared to fiscal 2007.

Operating activities

Net cash used in operating activities increased by $6.8 million, to $29.9 million in 2008 from $23.1 million in 2007. Net cash used in operating activities during the year ended December 31, 2008 of $29.9 million resulted from our net operating loss of $40.4 million, adjusted for material non-cash activities comprising amortization of investment premiums (discounts), change in valuation of liability-classified warrants, depreciation and amortization, goodwill and intangibles impairment, unrealized foreign exchange losses and non-cash stock based compensation expense, amounting to $11.4 million and a net reduction in working capital of $0.9 million due to a decrease in prepaid expenses combined with a net decrease in accounts payable and other current liabilities.

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

The increase of $6.8 million in net cash used in operations was mainly due to additional expenditure on the development of the ALIGN business, a reduction in interest earned, restructuring costs incurred during the year, a reduction in research and development tax credits received and the year on year change in working capital.

Investing activities

Net cash used in investing activities in the year ended December 31, 2007 amounted to $22.7 million. During the year ended December 31, 2008, cash provided by investing activities amounted to $27.3 million. During the year ended December 31, 2007, we purchased short-term investments totalling $153.6 million which was offset by maturities of $136.4 million in short term investments and incurred cash expenditures of $3.8 million for the acquisition of ALIGN on October 5, 2007. During 2008, the proceeds from maturing short-term investments were reinvested in cash and cash equivalents to reduce our risk profile. In addition, the net proceeds from $27.7 million of maturing short-term investments were used to fund our operating activities

Capital spending is required to support our research and development initiatives and to maintain our operational capabilities. During the year ended December 31, 2007 and 2008 we invested $1.8 million and $0.4 million, respectively, of cash in key laboratory equipment for research and development purposes.

Financing activities

Net cash provided by financing activities decreased by $33.4 million, from a source of $32.2 million for the year ended December 31, 2007 to a use of $1.2 million for the year ended December 31, 2008.

For the year ended December 31, 2008, the net cash outflow for financing activities primarily related to the payment of our preferred stock dividend of $1.2 million. For year ended December 31, 2007, the net cash provided by financing activities related primarily to net proceeds received from the registered direct financing of $33.4 million in February 2007, offset by payment of our preferred stock dividend of $1.2 million.

Net cash provided by financing activities decreased $25.2 million, from $57.4 million for the year ended December 2006 to $32.2 million. During 2007 the net cash provided by financing activities related primarily to gross proceeds received from the registered direct financing which raised $36.0 million in gross proceeds, before deducting placement agent fees and offering expenses of $2.6 million. During 2006, we received net proceeds of $42.6 million from the April 2006 private placement of common stock and common stock purchase warrants, and assumed $18.0 million of cash and cash equivalents through the Xcyte transaction.

In February 2007 we sold approximately 4.2 million units, each unit consisting of one share of our common stock and a seven-year warrant to purchase 0.25 shares of our common stock, at a purchase price of $8.47125 per unit in a registered direct offering. The purchase price for the shares and the exercise price for the warrants was $8.44 per share, the closing bid price for our common stock on February 12, 2007. Investors paid $0.125 per warrant. We issued 4,249,668 shares of common stock and warrants to purchase 1,062,412 shares of common stock. As of December 31, 2007 and December 31, 2008, the warrants issued to the investors were classified as a liability in accordance with EITF 00-19. At the date of the transaction, the fair value of the warrants of $6.8 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 4.58%, expected volatility — 85%, expected dividend yield — 0%, and a remaining contractual life of 6.88 years. The value of the warrants is being marked to market each reporting period as a derivative gain or loss until exercised or expiration. At December 31, 2007, fair value of the warrants was $3.5 million and at December 31, 2008 the fair value was approximately $43,000. During 2007 and 2008, we recognized a change in the value of warrants of approximately $3.2 million and $3.5 million respectively as a gain on the consolidated statement of operations.

On December 10, 2007, we entered into the committed equity financing facility, or CEFF, with Kingsbridge, in which Kingsbridge committed to purchase the lesser of 4,084,590 shares of common stock or $60 million of common stock from us of capital during the next three years. Under the terms of the agreement, we will determine the exact timing and amount of any CEFF financings, subject to certain conditions. All amounts “drawn down” under the CEFF will be settled via the issuance of our common stock. We may access capital under the CEFF in tranches as described below, with each tranche being issued and priced over an eight-day pricing period.

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

As of December 31, 2008 we have not “drawn down” any funds under the CEFF. Since June 16, 2008, we have been unable to draw down any amounts under the CEFF as the closing price of our common stock did not exceed $2.50 per share.

The capital under the CEFF may be accessed in tranches of either (a) 2% of our market capitalization at the time of the draw down or (b) the lesser of (i) 3% of our market capitalization at the time of the draw down and (ii) an alternative draw down amount based on the product of (A) the average trading volume of the 30-day trading period preceding the draw down excluding the five highest and five lowest trading days during such period, (B) the volume-weighted average trading price or VWAP on the trading day prior to the notice of draw down, (C) the number of days during the draw down period and (D) 85%, subject to certain conditions.

In connection with the CEFF, we issued a warrant to Kingsbridge to purchase up to 175,000 shares of common stock at an exercise price of $7.17 per share which represents a 30% premium over the average of the closing bid prices of our common stock during the 5 trading days preceding the signing of the agreement. The warrant became exercisable six months from the date of the agreement and remains exercisable, subject to certain exceptions, for a period of five years thereafter. As of December 31, 2007 and December 31, 2008, the warrants issued to the investors are classified as equity in accordance with EITF 00-19.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. While we have generated modest product revenues from ALIGN product sales for the year ended December 31, 2008, we can not guarantee that we will generate any significant product revenues until a product candidate has been approved by the FDA or similar regulatory agencies in other countries and successfully commercialized. We currently anticipate that our cash, cash equivalents and short-term investments will be sufficient to fund our operations at least through the next 12 months. However, we will need to raise substantial additional funds to continue our operations in the longer term.

We can not be certain that any of our programs will be successful or that we will be able to raise sufficient funds to complete the development and commercialize any of our product candidates currently in development, should they succeed. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. Although we are not reliant on institutional credit finance and therefore not subject to debt covenant compliance requirements or potential withdrawal of credit by banks, the current economic climate has also impacted the availability of funds and activity in equity markets. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or make changes to our operating plan similar to the revision made in September 2008. In addition, we may have to partner one or more of our product candidate programs at an earlier stage of development, which would lower the economic value of those programs to us.

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are described in Note 2 of the consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the judgments and estimates required by the following accounting policies to be critical in the preparation of our consolidated financial statements.

Revenue Recognition

Product sales

We have adopted the following revenue recognition policy related to the sales of Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges. We recognize revenue from these product sales when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed and determinable; and collectability is reasonably assured.

As we offer a general right of return on these product sales, we must consider the guidance in FAS No. 48, “Revenue Recognition When Right of Return Exists” (“FAS 48”) and Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB 104”). Under these pronouncements, we account for all product sales using the “sell-through” method. Under the sell-through method, revenue is not recognized upon shipment of product to distributors. Instead, upon the shipment of product to distributors, we record deferred revenue at gross invoice sales price, and classify the inventory held by the distributors as deferred cost of sales at the carrying value of the relevant inventory. We recognize revenue when such inventory is sold through to the end user based upon prescriptions filled. To estimate product sold through to end users, we rely on third-party information, including information obtained from significant distributors with respect to their inventory levels and sell-through to customers, and third-party market research data.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Our process for determining the appropriate level of allowance for doubtful accounts involves judgment, and considers the age of the underlying receivables, type of payer, historical and projected collection experience, and current economic and business conditions that could affect the collectability of our receivables. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. An account is written-off against the allowance for doubtful accounts when reasonable collection efforts have been unsuccessful and it is probable the receivable will not be recovered.

Changes in the allowance for doubtful accounts are recorded as an adjustment to bad debt expense within general and administrative expenses. Material revisions to reserve estimates may result from adverse changes in collection experience.

Stock-based Compensation

We grant stock options, restricted stock units and restricted stock to officers, employees, directors and consultants under our 2006 Amended and Restated 2006 Equity Incentive Plan, which was amended and restated as of April 14, 2008. We also have outstanding options under various stock-based compensation plans for employees and directors. These plans are described more fully in Note 14 “Stock-Based Compensation Arrangements”.

On January 1, 2006, we adopted FAS 123R using the modified prospective application method. FAS 123R requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the requisite service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. The determination of grant-date fair value for stock option awards is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of our employees, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments.

Such value is recognized as an expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates.

Warrants liability

February 2007 Financing

EITF 00-19 requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no subsequent fair value adjustments are required. We review the classification of the contracts at each balance sheet date. Pursuant to EITF 00-19, since we are unable to control all the events or actions necessary to settle the warrants in registered shares the warrants have been recorded as a current liability at fair value. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statements of operations. The change in fair value recognized in the financial statements during the years ended December 31, 2007 and December 31, 2008 was approximately $3.2 million and $3.5 million, respectively, with regards registered direct offering completed in February 2007. Fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the warrants liability.

Goodwill and Intangible Assets

Goodwill represents the difference between the purchase price and the fair value of net tangible and identifiable intangible assets acquired in the business combination. We recorded goodwill in March 2006 with respect to the merger with Xcyte and in October 2007 with respect to the acquisition of ALIGN. In accordance with FAS 142, we are required to test for impairment of goodwill, and intangible assets with indefinite lives which are not amortized, on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill and intangible assets may not be recoverable. Circumstances that could indicate impairment and require us to perform impairment tests more frequently than annually include significant adverse changes in market and economic conditions; adverse regulatory action; unanticipated competition or significant adverse change in perceived revenue potential.

We are organized as a single operating segment with two reporting units; ALIGN and Xcyte, to which goodwill was assigned along with relevant identifiable assets and liabilities. To test for impairment, we compared the fair value of each reporting unit to their respective carrying values, including assigned goodwill. To the extent the carrying amount of the reporting units exceeds its fair value; we compare the implied fair value of the reporting unit’s goodwill with its carrying amount. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with FAS No. 141 “Business Combinations.” The residual fair value after this allocation represents the implied fair value of the goodwill. To the extent the implied fair value of goodwill is less than its carrying amount we are required to recognize an impairment loss.

The fair value of our Xcyte reporting unit is determined by the market value of our outstanding common stock. However, the fair value of our ALIGN reporting unit is determined by using the income based valuation approach with respect to projected product sales. The income-based valuation measures the current value of the reporting unit by calculating the present value of its future cash flows using appropriate discount factors with regard to cost of capital experienced by entities of the same size and condition as us.

In September 2008, the goodwill acquired in the Xcyte transaction was written down in full and we recorded an impairment charge of approximately $2.7 million in accordance with FAS 142. This impairment charge was identified through our annual impairment review process and was triggered primarily by a decline in our stock price that reduced our market capitalization below book value of the net assets of the Xcyte reporting unit. Our reduced market capitalization reflected the general decline in the economic environment.

In December 2008, goodwill allocated to our ALIGN reporting unit following the ALIGN acquisition was fully written down in accordance with FAS 142, resulting in an impairment charge of approximately $1.6 million being recognized on the consolidated statement of operations. In determining the impairment charge, we considered the negative impact the current economic situation might have on sales growth expectations of the ALIGN products resulting in a downward revision of projected net cash flows from product sales. These factors caused the discounted cash flows for the reporting unit to be less than its carrying value on December 31, 2008.

Impairment of Long-Lived Assets

In accordance with FAS 144, when indicators of impairment exist, we assess the recoverability of the potentially affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the estimated fair value of the related asset, which is generally determined based on the present value of the expected future cash flows.

Measurement of fair value is determined using the income-based valuation methodology. The income based valuation approach measures the current value of an asset (or asset group) by calculating the present value of the future expected cash flows to be derived from that asset, from the perspective of a market participant. Such cash flows are discounted using a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with using the asset. If the carrying amount of a long-lived asset exceeds its fair value, an impairment loss is recognized immediately and cannot be relieved at a later date.

Intangible assets acquired in the ALIGN transaction were also fully written down in September 2008, in accordance with FAS 144. An impairment charge of approximately $3.6 million was identified through our annual impairment review process and was recognized in the consolidated statement of operations. This one-time, non-cash charge was triggered by a downwards revision of projected net cash flows from product sales, required due to budgetary constraints experienced by health care providers and restrictions of the cost reimbursement regime. As a result the sum of the expected undiscounted cash flows was less than the carrying amount of the intangible assets on September 30, 2008.

Recent Accounting Pronouncements

For information about recently issued accounting pronouncements please see Note 2 “Summary of Significant Accounting Policies contained within notes to the consolidated financial statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” (“FAS 157”), which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, FASB issued FASB Staff Position Nos FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-1 amends FAS 157 to remove certain leasing transactions from its scope. FSP FAS 157-2 delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FAS 157 is effective for the Company beginning January 1, 2009 for these items. The effective date for financial assets and liabilities and non-financial items that are recognized on a recurring basis was January 1, 2008. The partial adoption of FAS 157 by the Company in 2008 has not had a material effect on the Company’s consolidated financial statements, and the remaining adoption in 2009 is not expected to have a material effect on the Company’s consolidated financial statements based on our current and forecasted business activities

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 was effective for the Company on January 1, 2008 and the adoption of FAS 159 did not have a material impact on our consolidated financial statements.

In June 2007, FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-3, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-3 was effective for new contracts entered into by the Company from January 1, 2008. The adoption of EITF 07-3 has not had a material effect on our consolidated financial statements.

In October 2008, FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of FAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP FAS 157-3 was effective immediately, including those periods for which financial statements had not been issued and was adopted by the Company, as it applies to its financial instruments effective January 1, 2008. The adoption of FSP FAS 157-3 has not had a material impact on our consolidated financial statements.

In November 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”) and FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS 160”). FAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 141(R) and FAS 160 are effective the Company beginning January 1, 2009. FAS 141(R) will be applied prospectively. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS 160 will be applied prospectively. Early adoption is prohibited for both standards. The adoption of FAS 141(R) and FAS 160 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, FASB ratified the consensus reached by Emerging Issues Task Force (“EITF”) on EITF Issue 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable Generally Accepted Accounting Principles (“GAAP”)

or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. EITF 07-1 will be effective for the Company beginning January 1, 2009 and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The adoption of EITF 07-1 is not expected to have a material effect on the Company’s consolidated financial statements based on our current and forecasted business activities.

In May 2008, the FASB issued FASB Staff Position APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the period beginning January 1, 2009. The adoption of FSP APB 14-1 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2008, FASB ratified the consensus reached by the EITF on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. EITF 07-5 is effective for the Company beginning January 1, 2009. The Company does not expect the adoption of EITF 07-5 to have a material impact on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to fluctuations in foreign currency exchange rates, interest rates and investment credit ratings.

Investment and Interest Rate Risk

Financial instruments which potentially subject us to interest rate risk consist principally of cash and cash equivalents and short-term investments. At December 31, 2008, our cash and cash equivalents of $25.7 million are primarily invested in highly liquid money market accounts, Federal agency obligations & municipal bonds and commercial paper; and our short-term investments consisted of $1.5 million in corporate bonds with remaining maturities of one year or less.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Pursuant to our investment guidelines, all investments in commercial paper & corporate bonds of financial institutions and corporations are rated ‘A’ or better by both Moody’s and Standard and Poor’s, no one individual security shall have a maturity of greater than 18 months and investments in any one corporation is restricted to 5% of the total portfolio. To minimize our exposure to adverse shifts in interest rates, we invest in short-term instruments and at December 31, 2008 we held no investments with a maturity in excess of one year. Due to the short-term nature of our investments, portfolio diversification, and our investment policy we believe that our exposure to market interest rate fluctuations is minimal, liquidity is maintained and we do not have a material financial market risk exposure.

A hypothetical 10% change in short-term interest rates from those in effect at December 31, 2008 would not have a significant impact on our financial position or our expected results of operations, however we may continue to have risk exposure to our holdings in cash, money market accounts and cash equivalents, which may adversely impact the fair value of our holdings. As of December 31, 2008, there were no indicators of credit risk impact to the valuation of our cash, cash equivalents or short term investments. We do not currently hold any derivative financial instruments with interest rate risk.

Foreign Currency Risk

We are exposed to foreign currency rate fluctuations related to the operation of our subsidiary in the United Kingdom. At the end of each reporting period, income and expenses of the subsidiary are remeasured into U.S. dollars using the average currency rate in effect for the period and assets and liabilities are remeasured into U.S. dollars using either historical rates or the exchange rate in effect at the end of the period. Intercompany loans with this subsidiary are denominated in U.S. dollars and unrealized foreign exchange gains and losses arising on these loans have been recorded in the consolidated statement of operations within the separate line item foreign exchange gains/(losses) within other income (expense) up to September 30, 2008.

During the year ended December 31, 2008 there were unfavorable unrealized foreign exchange movements of approximately $17.2 million on intercompany loans due to the increase in the strength of the United States dollar against the British pound. Of this $4.8 million is recorded in the consolidated statement of operations within the separate line item foreign exchange gains/(losses), within other income (expense). This has been offset by a realized gain of $0.3 million on transactions in the year in respect of underlying operations, resulting in a net foreign exchange loss of $4.5 million.

In conjunction with the operational review conducted by us in September 2008, the nature of intercompany funding was considered. It was concluded that as repayment of intercompany loans is not expected in the foreseeable future, the nature of the funding advanced was of a long-term investment nature and that the terms of the loans should be amended to reflect this. Effective October 1, 2008, intercompany loans ceased to be repayable on demand and have no fixed repayment date. As a result of the change in repayment terms, from October 1, 2008 all unrealized foreign exchange gains or losses arising on intercompany loans is recognized in other comprehensive income. This has restricted the unfavorable unrealized foreign exchange movements recorded in other income to $4.8 million, with $12.3 million recognized in other comprehensive income for the three months from October 1, 2008 to December 31, 2008. Future unrealized foreign exchange gains or losses arising on the intercompany loans will be recognized in other comprehensive income on the consolidated statement of stockholders’ equity until repayment of the intercompany loan becomes foreseeable.

We currently do not engage in foreign currency hedging. We enter into certain transactions denominated in foreign currencies in respect of underlying operations and, therefore, we are subject to currency exchange risks. During the year ended December 31, 2008, we realized gains of approximately $0.3 million on such transactions. Other differences on foreign currency translation arising on consolidation of $14.9 million are also recorded as a movement in other comprehensive income.

Common Stock Price Risk

In February 2007, we issued common stock and warrants. Pursuant to EITF 00-19, we recorded the fair value of the warrants as a current liability. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the condensed consolidated statements of operations. The change in fair value recognized in the financial statements during the years to December 31, 2007 and 2008 was $3.2 million and $3.5 million, respectively. Fair value of the derivative instruments will be affected by estimates of various factors that may affect the respective instrument, including our stock price, the risk free rate of return and expected volatility in the fair value of our stock price. As the fair value of this derivative may fluctuate significantly from period to period, the resulting change in valuation may have a significant impact on our results of operations.

In December 2007, we entered into a CEFF with Kingsbridge, in which Kingsbridge committed to provide us up to $60 million of capital during the next three years. We may access capital under the CEFF in tranches, with each tranche being issued and priced over an eight-day pricing period. Kingsbridge will purchase shares of common stock pursuant to the CEFF at discounts ranging from 6% to 10% depending on the average market price of the common stock during the eight-day pricing period, provided that the minimum acceptable purchase price for any shares to be issued to Kingsbridge during the eight-day period is determined by the higher of $2.50 or 90% of our common stock closing price the day before the commencement of each draw down.

As of December 31, 2008, we have not “drawn down” any funds under the CEFF. Since June 16, 2008, we were unable to draw down any amounts under the CEFF as the closing price of our common stock did not exceed $2.50 per share.

Item 8.	Financial Statements and Supplementary Data

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders Cyclacel Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Cyclacel Pharmaceuticals, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and the period from August 13, 1996 (inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cyclacel Pharmaceuticals, Inc.(a development stage company) at December 31, 2008 and 2007, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2008 and for the period from August 13, 1996 (inception) to December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cyclacel Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

London, England
March 31, 2009

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2008
	(In $000s, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	30,987	24,220
Short-term investments	27,766	1,502
Inventory	213	508
Prepaid expenses and other current assets	4,811	2,784

Total current assets	63,777	29,014
Property, plant and equipment (net)	3,016	1,748
Deposits and other assets	196	195
Intangible assets (net)	4,305	—
Goodwill	4,618	—

Total assets	75,912	30,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	4,958	754
Accrued liabilities	3,979	5,186
Other current liabilities	1,315	1,615
Warrants liability	3,545	43
Current portion of other accrued restructuring charges	905	1,029
Current portion of equipment financing	10	—

Total current liabilities	14,712	8,627
Other accrued restructuring charges, net of current	2,090	1,062
Other long term payables	1,141	626

Total liabilities	17,943	10,315

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2007 and 2008, respectively; 2,046,813 shares issued and outstanding at December 31, 2007 and 2008, respectively. Aggregate preference in liquidation of $20,673,000 at December 31, 2007 and December 31, 2008	2	2
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2007 and 2008, respectively; 20,433,129 shares issued and outstanding at December 31, 2007 and 2008, respectively	20	20
Additional paid-in capital	222,906	223,377
Accumulated other comprehensive loss	(2,630)	(42)
Deficit accumulated during the development stage	(162,329)	(202,715)

Total stockholders’ equity	57,969	20,642

Total liabilities and stockholders’ equity	75,912	30,957

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

				Period from
				August 13,
				1996
	Year Ended	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,	December 31,
	2006	2007	2008	2008
	(In $000s, except share and per share amounts)

Revenues:
Collaboration and research and development revenue	231	10	—	3,000
Product Revenue	—	—	838	838
Grant revenue	156	119	39	3,635

	387	129	877	7,473
Operating expenses:
Cost of goods sold	—	—	429	429
Research and development	21,205	19,569	18,869	160,413
Selling, general and administrative	12,598	12,033	15,354	63,308
Goodwill and intangibles impairment	—	—	7,934	7,934
Other restructuring costs	225	1,554	489	2,268

Total operating expenses	34,028	33,156	43,075	234,352

Operating loss	(33,641)	(33,027)	(42,198)	(226,879)
Other income (expense):
Costs associated with aborted 2004 IPO	—	—	—	(3,550)
Change in valuation of derivative	(215)	(93)	—	(308)
Change in valuation of warrants liability	—	3,205	3,502	6,707
Foreign exchange gains / (losses)	279	490	(4,501)	(4,043)
Interest income	2,328	3,554	1,380	13,541
Interest expense	(254)	(223)	(318)	(4,457)

Total other income, net	2,138	6,933	63	7,890

Loss before taxes	(31,503)	(26,094)	(42,135)	(218,989)
Income tax benefit	2,245	2,041	1,749	16,274

Net loss	(29,258)	(24,053)	(40,386)	(202,715)
Dividends on Preferred Ordinary shares	(2,827)	—	—	(38,123)

Net loss applicable to common shareholders	(32,085)	(24,053)	(40,386)	(240,838)

Net loss per share — basic and diluted	$(2.40)	$(1.21)	$(1.98)

Weighted average common shares outstanding	13,390,933	19,873,911	20,433,129

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

								Deficit
						Accumulated		Accumulated
					Additional	Other		During
	Preferred				Paid-in	Comprehensive	Deferred	Development
	Stock		Common Stock		Capital	Income/(Loss)	Compensation	Stage	Total
	No.	$000	No.	$000	$000	$000	$000	$000	$000
	(In $000s, except share and per share amounts)

On incorporation,	—	—	—	—	—	—	—	—	—
Issue of shares for cash	—	—	—	—	1	—	—	—	1

Translation adjustment	—	—	—	—	—	(4)	—	—	(4)
Loss for the period	—	—	—	—	—	—	—	(290)	(290)

Comprehensive loss for the period	—	—	—	—	—	—	—	—	(294)

Balance at March 31, 1997	—	—	—	—	1	(4)	—	(290)	(293)
Issue of shares for cash, net of issuance costs	—	—	266,778	—	4,217	—	—	—	4,217
Issue of shares for IP rights agreement	—	—	—	—	262	—	—	—	262
Deferred stock-based compensation	—	—	—	—	2,002	—	(2,002)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	302	—	302

Translation adjustment	—	—	—	—	—	55	—	—	55
Loss for the year	—	—	—	—	—	—	—	(2,534)	(2,534)

Comprehensive loss for the year	—	—	—	—	—	—	—	—	(2,479)

Balance at March 31, 1998	—	—	266,778	—	6,482	51	(1,700)	(2,824)	2,009
Amortization of deferred stock-based compensation	—	—	—	—	—	—	406	—	406

Translation adjustment	—	—	—	—	—	11	—	—	11
Loss for the year	—	—	—	—	—	—	—	(3,964)	(3,964)

Comprehensive loss for the year	—	—	—	—	—	—	—	—	(3,953)

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

								Deficit
						Accumulated		Accumulated
					Additional	Other		During
	Preferred				Paid-in	Comprehensive	Deferred	Development
	Stock		Common Stock		Capital	Income/(Loss)	Compensation	Stage	Total
	No.	$000	No.	$000	$000	$000	$000	$000	$000
	(In $000s, except share and per share amounts)

Balance at March 31, 1999	—	—	266,778	—	6,482	62	(1,294)	(6,788)	(1,538)
Issue of shares for cash, net of issuance costs	—	—	538,889	1	12,716	—	—	—	12,717
Issue of shares on conversion of bridging loan	—	—	90,602	—	1,638	—	—	—	1,638
Issue of shares in lieu of cash bonus	—	—	9,060	—	164	—	—	—	164
Issue of shares for research & development agreement	—	—	—	—	409	—	—	—	409
Exercise of share options	—	—	2,265	—	40	—	—	—	40
Deferred stock-based compensation	—	—	—	—	167	—	(167)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	433	—	433

Translation adjustment	—	—	—	—	—	(194)	—	—	(194)
Loss for the year	—	—	—	—	—	—	—	(5,686)	(5,686)

Comprehensive loss for the year	—	—	—	—	—	—	—	—	(5,880)

Balance at March 31, 2000			907,594	1	21,616	(132)	(1,028)	(12,474)	7,983
Deferred stock-based compensation	—	—	—	—	294	—	(294)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	275	—	275

Translation adjustment	—	—	—	—	—	(466)	—	—	(466)
Loss for the year	—	—	—	—	—	—	—	(10,382)	(10,382)

Comprehensive loss for the year	—	—	—	—	—	—	—	—	(10,848)

Balance at March 31, 2001	—	—	907,594	1	21,910	(598)	(1,047)	(22,856)	(2,590)
Issue of shares for cash, net of issuance costs	—	—	5,451	—	—	—	—	—	—
Exercise of share options for cash	—	—	—	—	106	—	—	—	106
Issue of shares for license agreement	—	—	4,510	—	183	—	—	—	183
Fair value of warrants issued to shareholders	—	—	—	—	1,215	—	—	—	1,215
Deferred stock-based compensation	—	—	—	—	363	—	(363)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	672	—	672

Translation adjustment	—	—	—	—	—	191	—	—	191
Loss for the year	—	—	—	—	—	—	—	(14,853)	(14,853)

Comprehensive loss for the year	—	—	—	—	—	—	—	—	(14,662)

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

								Deficit
						Accumulated		Accumulated
					Additional	Other		During
	Preferred				Paid-in	Comprehensive	Deferred	Development
	Stock		Common Stock		Capital	Income/(Loss)	Compensation	Stage	Total
	No.	$000	No.	$000	$000	$000	$000	$000	$000
	(In $000s, except share and per share amounts)

Balance at March 31, 2002	—	—	917,555	1	23,777	(407)	(738)	(37,709)	(15,076)
Exercise of share options for cash	—	—	—	—	12	—	—	—	12
Deferred stock-based compensation	—	—	—	—	(84)	—	84	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	305	—	305

Translation adjustment	—	—	—	—	—	(1,846)	—	—	(1,846)
Loss for the year	—	—	—	—	—	—	—	(15,542)	(15,542)

Comprehensive loss for the year	—	—	—	—	—	—	—	—	(17,388)

Balance at March 31, 2003	—	—	917,555	1	23,705	(2,253)	(349)	(53,251)	(32,147)
Issue of shares for cash, net of issuance costs	—	—	1,510,288	1	27,634	—	—	—	27,635
Exercise of share options for cash	—	—	6,549	—	115	—	—	—	115
Conversion of Preferred ‘C’ Ordinary shares	—	—	3,769,139	4	58,144	—	—	—	58,148
Amortization of deferred stock-based compensation	—	—	—	—	—	—	217	—	217

Translation adjustment	—	—	—	—	—	(1,343)	—	—	(1,343)
Loss for the period	—	—	—	—	—	—	—	(14,977)	(14,977)

Comprehensive loss for the period	—	—	—	—	—	—	—	—	(16,320)

Balance at December 31, 2003	—	—	6,203,531	6	109,598	(3,596)	(132)	(68,228)	37,648
Issues of shares for cash , net of issuance costs	—	—	430,571	1	8,540	—	—	—	8,541
Exercise of warrants for cash	—	—	22,630	—	—	—	—	—	—
Deferred stock-based compensation	—	—	—	—	(2,050)	—	132	—	(1,918)

Translation adjustment	—	—	—	—	—	2,424	—	—	2,424
Loss for the year	—	—	—	—	—	—	—	(22,742)	(22,742)

Comprehensive loss for the year	—	—	—	—	—	—	—	—	(20,318)

Balance at December 31, 2004			6,656,732	7	116,088	(1,172)	—	(90,970)	23,953

Translation adjustment	—	—	—	—	—	(1,786)	—	—	(1,786)
Loss for the year	—	—	—	—	—	—	—	(18,048)	(18,048)

Comprehensive loss for the year	—	—	—	—	—	—	—	—	(19,834)

Balance at December 31, 2005	—	—	6,656,732	7	116,088	(2,958)	—	(109,018)	4,119

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

								Deficit
						Accumulated		Accumulated
					Additional	Other		During
	Preferred				Paid-in	Comprehensive	Deferred	Development
	Stock		Common Stock		Capital	Income/(Loss)	Compensation	Stage	Total
	No.	$000	No.	$000	$000	$000	$000	$000	$000
	(In $000s, except share and per share amounts)

Issue of shares to certain directors and officers	—	—	648,413	1	(1)	—	—	—	—
Issue of shares on conversion of Loan Note Instrument	—	—	456,308	—	—	—	—	—	—
Reverse Acquisition	2,046,813	2	1,967,928	2	16,251	—	—	—	16,255
Loan from Cyclacel Group plc waived	—	—	—	—	10,420	—	—	—	10,420
Issue of common stock and warrants for cash	—	—	6,428,572	6	42,356	—	—	—	42,362
Stock-based compensation	—	—	—	—	9,600	—	—		9,600

Change in unrealized loss on investment	—	—	—	—	—	5	—	—	5
Translation adjustment	—	—	—	—	—	416	—	—	416
Loss for the year	—	—	—	—	—	—	—	(29,258)	(29,258)

Comprehensive loss for the year	—	—	—	—	—	—	—	—	(28,842)

Balance at December 31, 2006	2,046,813	2	16,157,953	16	194,714	(2,537)	—	(138,276)	53,919

Loss for the year	—	—	—	—	—	—	—	(24,053)	(24,053)
Translation adjustment	—	—	—	—	—	(93)	—	—	(93)

Comprehensive loss for the year	—	—	—	—	—	—	—	—	(24,146)

Stock-based compensation	—	—	—	—	1,733	—	—	—	1,733
Issue of common stock upon exercise of stock options	—	—	25,508	—	163	—	—	—	163
Issue of common stock for cash on registered direct offering, net of expenses	—	—	4,249,668	4	33,353	—	—	—	33,357
Preferred stock dividends declared	—	—	—	—	(307)	—	—	—	(307)
Issue of warrants in connection with registered direct offering	—	—	—	—	(6,750)	—	—	—	(6,750)

Balance at December 31, 2007	2,046,813	2	20,433,129	20	222,906	(2,630)	—	(162,329)	57,969

Loss for the year	—	—	—	—	—	—	—	(40,386)	(40,386)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(12,330)	—	—	(12,330)
Translation adjustment	—	—	—	—	—	14,918	—	—	14,918

Comprehensive loss for the year	—	—	—	—	—	—	—	—	(37,790)
Stock-based compensation	—	—	—	—	1,698	—	—	—	1,698
Preferred stock dividends declared	—	—	—	—	(1,227)	—	—	—	(1,227)

Balance at December 31, 2008	2,046,813	2	20,433,129	20	223,377	(42)	—	(202,715)	20,642

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				August 13,
				1996
	Year Ended	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,	December 31,
	2006	2007	2008	2008
	$000	$000	$000	$000

Operating activities:
Net loss	(29,258)	(24,053)	(40,382)	(202,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of guaranteed stock	—	10	(10)	—
Amortization of interest payable on notes payable	—	19	79	98
Amortization of investment premiums, net	(29)	(844)	(1,444)	(2,317)
Change in valuation of derivative	215	93	—	308
Change in valuation of warrants	—	(3,205)	(3,502)	(6,707)
Depreciation	1,124	946	1,154	11,189
Amortization of intangible assets	—	178	708	886
Unrealized foreign exchange (gains) losses	3,369	(449)	4,827	7,747
Deferred revenue	—	—	—	(98)
Compensation for warrants issued to non employees	—	—	—	1,215
Shares issued for IP rights	—	—	—	446
Loss on disposal of property, plant and equipment	2	—	2	29
Goodwill and intangibles impairment	—	—	7,934	7,934
Stock-based compensation	9,600	1,733	1,698	15,585
Provision for restructuring	225	1,554	—	1,779
Amortization of issuance costs of Preferred Ordinary ‘C’ shares	—	—	—	2,517
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(826)	(653)	1,732	(2,468)
Accounts payable and other current liabilities	(4,594)	1,531	(2,701)	(1,500)

Net cash used in operating activities	(20,172)	(23,140)	(29,905)	(166,068)

Investing activities:
Purchase of ALIGN	—	(3,763)	—	(3,763)
Purchase of property, plant and equipment	(667)	(1,773)	(366)	(8,808)
Proceeds from sale of property, plant and equipment	26	—	—	26
Purchase of short-term investments on deposit, net of maturities	—	(153,597)	(3,057)	(156,657)
Cash proceeds from redemption of short term securities	4,552	136,440	30,765	161,247

Net cash provided by (used in) investing activities	3,911	(22,693)	27,342	(7,952)

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

				Period from
				August 13,
				1996
	Year Ended	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,	December 31,
	2006	2007	2008	2008
	$000	$000	$000	$000

Financing activities:
Payments of capital lease obligations	(269)	(89)	(11)	(3,719)
Proceeds from issuance of ordinary and preferred ordinary shares, net of issuance costs	—	—	—	90,858
Proceeds from issuance of common stock and warrants, net of issuance costs	42,626	33,357	—	75,983
Proceeds from the exercise of stock options and issue of warrants, net of issuance costs	—	163	—	163
Payment of preferred stock dividend	(921)	(1,223)	(1,227)	(3,372)
Repayment of government loan	—	—	—	(455)
Government loan received	—	—	—	414
Loan received from Cyclacel Group plc	—	—	—	9,103
Proceeds of committable loan notes issued from shareholders	—	—	—	8,883
Loans received from shareholders	—	—	—	1,645
Cash and cash equivalents assumed on stock purchase of Xcyte	17,915	—	—	17,915
Costs associated with stock purchase	(1,951)	—	—	(1,951)

Net cash provided by (used in) financing activities	57,400	32,208	(1,238)	195,467

Effect of exchange rate changes on cash and cash equivalents	(18)	374	(2,966)	2,654

Net (decrease) increase in cash and cash equivalents	41,121	(13,251)	(6,765)	24,220
Cash and cash equivalents, beginning of period	3,117	44,238	30,987	—

Cash and cash equivalents, end of period	44,238	30,987	24,220	24,220

Supplemental cash flow information:
Cash received during the period for:
Interest	2,377	2,437	723	11,645
Taxes	1,906	2,045	2,033	14,917
Cash paid during the period for:
Interest	(80)	(858)	—	(1,681)
Schedule of non-cash transactions
Acquisitions of equipment purchased through capital leases	—	—	—	3,470
Issuance of common shares in connection with license agreements	—	—	—	592
Issuance of Ordinary shares on conversion of bridging loan	—	—	—	1,638
Issuance of Preferred Ordinary ‘C’ shares on conversion of secured convertible loan notes and accrued interest	—	—	—	8,893
Issuance of Ordinary shares in lieu of cash bonus	—	—	—	164
Issuance of other long term on ALIGN acquisition	—	1,122	—	1,122

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	ORGANIZATION OF THE COMPANY

Cyclacel Pharmaceuticals, Inc. (“Cyclacel” or the “Company”) is a development-stage biopharmaceutical company dedicated to the development and commercialization of novel, mechanism-targeted drugs to treat human cancers and other serious disorders. Cyclacel’s strategy is focused on leading edge therapeutic management of cancer patients based on a portfolio of three products marketed by its ALIGN Pharmaceuticals, LLC (“ALIGN”) subsidiary and a clinical development pipeline.

As a result of the recent revised operating plan announced on September 16, 2008, the Company is focusing its clinical development priorities on:

•	Sapacitabine in acute myeloid leukemia or AML in the elderly;

•	Sapacitabine in myelodysplastic syndromes or MDS;

•	Sapacitabine in cutaneous T-cell lymphoma or CTCL; and

•	Sapacitabine in patients with non-small cell lung cancer or NSCLC.

Cyclacel may continue to fund certain additional programs pending the availability of clinical data, at which time the Company will determine the feasibility of pursuing advanced development including:

•	Seliciclib in nasopharyngeal cancer or NPC;

•	Seliciclib in NSCLC; and

•	CYC116 in patients with solid tumors.

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

Cyclacel acquired the Sellers’ exclusive rights to sell and distribute three products in the United States and Canada used primarily to manage the effects of radiation or chemotherapy in cancer patients: Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges. The acquired business provides Cyclacel with the foundation to build a commercial organization focused on cancer that is complementary to Cyclacel’s oncology/hematology products in development and is part of Cyclacel’s strategy to build a diversified biopharmaceutical business (for more information see Footnote 4).

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

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2007 and 2008, and for each of the three years in the period ended December 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the financial statements of Cyclacel Pharmaceuticals, Inc. and all of the Company’s wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Foreign exchange gains of approximately $0.3 million and $0.5 million for the years ended December 31, 2006 and 2007, respectively, have been reclassified to other income from selling, general and administrative expense for comparative purposes.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments which potentially subject the Company to concentrations of risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company invests its cash, cash equivalents and short-term investments in the United States and the United Kingdom in highly liquid money market accounts, federal agency obligations & municipal bonds and commercial paper & corporate bonds of financial institutions and corporations which are rated ‘A’ or better by both Moody’s and Standard and Poor’s. Pursuant to the Company’s investment guidelines, no one individual security shall have a maturity of greater than 18 months and investments in any one corporation is restricted to 5% of the total portfolio. At December 31, 2008 we held no investments with a maturity in excess of one year. Due to the short-term nature of our investments, portfolio diversification, and the Company’s investment policy we believe that concentration of credit risk is limited and liquidity is maintained.

The Company has significant customer concentration and the loss of any major customer could have a significant negative impact on the Company’s revenue. During the year ended December 31, 2008, approximately 85% of our product sales in the United States were to two wholesalers, Cardinal Health, Inc. and McKesson Corp. As of December 31, 2008, these two wholesalers accounted for 83% of the Company’s trade accounts receivable. The loss of either of these major wholesalers or reduced demand for products by a major wholesaler could have a significant negative impact on the Company’s revenue. It is likely that we will continue to have significant customer concentration in the future.

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

Foreign currency and currency translation

Average rates of exchange ruling during the year have been used to translate the statement of operations of the overseas subsidiary from its functional currency. Transactions which do not take place in an entity’s functional currency are converted at the rate on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are retranslated from their functional currency at balance sheet exchange rates. The balance sheet of the overseas subsidiary is translated at rates ruling at the balance sheet date from their functional currency.

Translation adjustments arising on consolidation due to differences between average rates and balance sheet rates and unrealized foreign exchange gains or losses arising on translation of intercompany loans which are of a long-term-investment nature are shown as a movement in other comprehensive income. Other exchange rate differences are reported in the statements of operations for the year.

Segments

The Company has adopted Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“FAS 131”) and related disclosures about products, services, geographic areas and major customers. The Company has determined that it has one reportable segment.

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

Short-term Investments

The Company invests in certain marketable debt securities. Debt securities at December 31, 2007 and 2008 comprise investment-grade government and commercial securities purchased to generate a higher yield than cash equivalents. In accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“FAS 115”) such investment securities are classified as available-for-sale and are carried at fair value. Under FAS 115, unrealized gains and losses, net of tax, are reported in a separate component of stockholders’ equity until realized. Amortization, accretion, interest and dividends, realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. For the purpose of computing realized gains and losses, the cost of securities sold is based on the specific-identification method. Investments in securities with maturities of less than one year or which management intends to use to fund current operations are classified as short-term investments.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

Receivables are reserved based on their respective aging categories and historical collection experience, taking into consideration the type of payer, historical and projected collection experience, and current economic and business conditions that could affect the collectability of our receivables. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. Changes in the allowance for doubtful accounts are recorded as an adjustment to bad debt expense within general and administrative expenses. Material revisions to reserve estimates may result from adverse changes in collection experience. The Company writes off accounts against the allowance for doubtful accounts when reasonable collection efforts have been unsuccessful and it is probable the receivable will not be recovered.

Inventory

Cyclacel values inventories at lower of cost or market value. The Company determines cost using the first-in, first-out method. The Company analyzes its inventory levels quarterly and writes-down inventory that has become obsolete or that has a cost basis in excess of its expected net realizable value. Expired inventory is disposed of and the related costs are written off. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required in future periods.

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

Goodwill and intangible assets

Goodwill represents the difference between the purchase price and the fair value of net tangible and identifiable intangible assets acquired in the business combination. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”).

To test for impairment, the Company compares the fair value of its reporting units to their respective carrying values, including assigned goodwill. The Company is organized as a single operating segment with two reporting units; ALIGN and Xcyte. To the extent the carrying amount of the reporting units exceeds its fair value; the Company would be required to perform the second step of the impairment analysis, as this is an indication that goodwill may be impaired. In this second step, the Company compares the implied fair value of the reporting units goodwill with its carrying amount. The implied fair value of goodwill is determined by allocating the fair value of the reporting units to all of the assets (recognized and unrecognized) and liabilities of the reporting units in a manner similar to a purchase price allocation, in accordance with FAS No. 141 “Business Combinations.” The residual fair value after this allocation represents the implied fair value of the goodwill. To the extent the implied fair value of goodwill is less than its carrying amount the Company would be required to recognize an impairment loss.

Impairment of Long-lived Assets

In accordance with the provisions of FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), the Company reviews long-lived assets, including property, plant and equipment and intangible assets which are subject to amortization, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. We assess the recoverability of the potentially affected long-lived assets under FAS 144 by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows.

Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the estimated fair value of the related asset, which is generally determined based on the present value of the expected future cash flows.

Measurement of fair value is determined using the income-based valuation methodology. The income — based valuation approach measures the current value of an asset (or asset group) by calculating the present value of the future expected cash flows to be derived from that asset, from the perspective of a market participant. Such cash flows are discounted using a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with using the asset. If the carrying amount of a long-lived asset exceeds its fair value, an impairment loss is recognized.

Revenue Recognition

Product sales

The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed and determinable; and collectability is reasonably assured.

The Company offers a general right of return on these product sales, and has considered the guidance in FAS No. 48, “Revenue Recognition When Right of Return Exists” (“FAS 48”) and Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB 104”). Under these pronouncements, the Company accounts for all product sales using the “sell-through” method. Under the sell-through method, revenue is not recognized upon shipment of product to distributors. Instead, the Company records deferred revenue at gross invoice sales price and deferred cost of sales at the cost at which those goods were held in inventory. The Company recognizes revenue when such inventory is sold through to the end user based upon prescriptions filled. To estimate product sold through to end users, the Company relies on third-party information, including information obtained from third-party market research data as well as from significant distributors with respect to their inventory levels and sell-through to customers.

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

The Company adopted FIN48 “Accounting for Uncertainty in Income Taxes” , an interpretation of SFAS 109 “Accounting for income taxes” (“FIN48”) effective January 1, 2007. FIN48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements by prescribing a minimum probability threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods as well as disclosure and transition.

Credit is taken in the accounting period for research and development tax credits, which will be claimed from H. M. Revenue & Customs, the United Kingdom’s taxation and customs authority, in respect of qualifying research and development costs incurred in the same accounting period.

Net Loss Per Common Share

The Company calculates net loss per common share in accordance with FAS No. 128 “Earnings Per Share” (“FAS 128”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, restricted stock, restricted stock units, convertible preferred stock, make-whole dividend payments of common stock on convertible preferred stock and common stock warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

	Years Ended December 31,
	2006	2007	2008

Stock options	1,335,841	2,592,246	3,674,899
Restricted Stock and Restricted Stock Units	—	—	141,700
Convertible preferred stock	870,980	870,980	870,980
Make-whole dividend payments of common stock on convertible preferred stock	190,608	—	—
Cyclacel stock to be issued on October 5, 2008	—	46,044	—
Common stock warrants	2,572,653	3,809,703	3,809,272

Total shares excluded from calculation	4,970,082	7,318,973	8,496,851

Derivative Instruments

The Company issued warrants to purchase shares of common stock under the registered direct financing completed in February 2007. These warrants are being accounted for as a liability in accordance with EITF 00-19. At the date of the transaction, the fair value of the warrants of $6.8 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 4.68%, expected volatility — 85%, expected dividend yield — 0%, and a remaining contractual life of 7 years. The value of the warrant shares is being marked to market each reporting period as a derivative gain or loss on the consolidated statement of operations until exercised or expiration. At December 31, 2008, the fair value of the warrants was approximately $43,000. During 2008, the Company recognized the change in the value of warrants of approximately $3.5 million as a gain on the consolidated statement of operations. At December 31, 2007, the fair value of the warrants was $3.5 million. During 2007, the Company recognized the change in the value of warrants of approximately $3.2 million as a gain on the consolidated statement of operations.

The terms of the Company’s November 2004 convertible preferred stock offering included a make-whole dividend payment feature. If the Company elected to automatically convert, or the holder elected to voluntarily converted, some or all of the convertible preferred stock into shares of its common stock prior to November 3, 2007, the Company was required to make an additional payment on the convertible preferred stock equal to the aggregate amount of dividends that would have been payable on the convertible preferred stock through and including November 3, 2007, less any dividends already paid on the convertible preferred stock. This additional payment was payable in cash or, at the Company’s option, in shares of its common stock, or a combination of cash and shares of common stock. This make-whole dividend payment feature was considered to be an embedded derivative and was recorded on the balance sheet at fair value as a current liability. During the years ended December 31, 2006 and 2007 the Company recognized other income (expense) in the consolidated statement of operations as the fair value of this derivative fluctuated from period to period. The conversion feature expired on November 3, 2007.

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

Stock-based Compensation

The Company grants stock options, restricted stock units and restricted stock to officers, employees and directors under the 2006 Plans, which were approved on March 16, 2006. We also have outstanding options under various stock-based compensation plans for employees and directors. These plans are described more fully in Note 14 “Stock-Based Compensation Arrangements”. The Company accounts for these plans under FAS No. 123R “Share-Based Payment” (“FAS 123R”) which was adopted effective January 1, 2006 under the modified prospective transition method.

FAS 123R requires the Company to measure all share-based payment awards, including those with employees, granted, modified, repurchased or cancelled after, or that were unvested as of, January 1, 2006 at grant date fair value. Accordingly, beginning January 1, 2006, the Company began recognizing compensation expense under FAS 123R for the unvested portions of outstanding share-based awards previously granted under its various plans, over the periods these awards continue to vest. The compensation expense recognized in the year ended December 31, 2006 was based on the fair values and attribution methods that were previously disclosed in the Company’s prior period financial statements under FAS 123

Prior to January 1, 2006, the Company applied the intrinsic value-based method of accounting for share-based payment transactions with Cyclacel employees, as prescribed by APB No. 25 and related interpretations including Financial Accounting Standards Board Statement Interpretation or FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25” Under the intrinsic value method, compensation expense was recognized only if the market price of the underlying stock at the measurement date exceeded the exercise price of the share-based payment award as of the measurement date (typically the date of grant). FAS 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. The Company also followed the disclosure requirements of FAS 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”.

FAS 123(R) requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the requisite service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line attribution method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates.

Comprehensive Income (Loss)

In accordance with FAS No. 130, “Reporting Comprehensive Income,” (“FAS 130”) all components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No deferred taxes were recorded on these items.

Restructuring Expense

The Company records costs and liabilities associated with exit and disposal activities, when certain criteria have been met in accordance with FAS 146, at fair value in the period the liability is incurred. The Company’s restructuring and integration plan is subject to continued future refinement as additional information becomes available.

On September 16, 2008, the Company announced a revision of our operating plan that concentrates our resources on the advancement of our lead drug, sapacitabine, while maintaining our core competency in drug discovery and cell cycle biology. The plan reduced the workforce across all locations by 25 people. During the year ended December 31, 2008, the Company recorded approximately $0.4 million for severance payments and $0.1 million of accelerated depreciation for assets that will no longer be utilized. All severance payments were paid as of December 31, 2008. The Company assigned the lease of our redundant Cambridge research facility back to the landlord and, in accordance with the terms of the lease, will incur a net charge, incorporating a surrender fee, of $0.1 million.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” (“FAS 157”), which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, FASB issued FASB Staff Position Nos FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-1 amends FAS 157 to remove certain leasing transactions from its scope. FSP FAS 157-2 delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FAS 157 is effective for the Company beginning January 1, 2009 for these items. The effective date for financial assets and liabilities and nonfinancial items that are recognized on a recurring basis was January 1, 2008. The partial adoption of FAS 157 by the Company in 2008 has not had a material effect on the Company’s consolidated financial statements, and the remaining adoption in 2009 is not expected to have a material effect on the Company’s consolidated financial statements based on our current and forecasted business activities

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 was effective for the Company on January 1, 2008 and the adoption of FAS 159 did not have a material impact on our consolidated financial statements.

In June 2007, FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-3, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-3 was effective for new contracts entered into by the Company from January 1, 2008. The adoption of EITF 07-3 has not had a material effect on our consolidated financial statements

In October 2008, FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of FAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP FAS 157-3 was effective immediately, including those periods for which financial statements had not been issued and was adopted by the Company, as it applies to its financial instruments effective January 1, 2008. The adoption of FSP FAS 157-3 has not had a material impact on our consolidated financial statements.

In November 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”) and FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS 160”). FAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 141(R) and FAS 160 are effective the Company beginning January 1, 2009. FAS 141(R) will be applied prospectively. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS 160 will be applied prospectively. Early adoption is prohibited for both standards. The adoption of FAS 141(R) and FAS 160 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, FASB ratified the consensus reached by Emerging Issues Task Force (“EITF”) on EITF Issue 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable Generally Accepted Accounting Principles (“GAAP”) or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. EITF 07-1 will be effective for the Company beginning January 1, 2009 and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The adoption of EITF 07-1 is not expected to have a material effect on the Company’s consolidated financial statements based on our current and forecasted business activities.

In May 2008, the FASB issued FASB Staff Position APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the period beginning January 1, 2009. The adoption of FSP APB 14-1 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2008, FASB ratified the consensus reached by the EITF on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. EITF 07-5 is effective for the Company beginning January 1, 2009. The Company is does not expect the adoption of EITF 07-5 to have a material impact on its consolidated financial statements.

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

In connection with the asset acquisition with ALIGN on October 5, 2007, the Company acquired license agreements for the exclusive rights to sell and distribute three products in the United States. The Company, as part of securing long term supply arrangements has commitments to make future payments of approximately $0.6 million in 2009 and $0.7 million in 2010. Also, the Company has a minimum purchase obligation equivalent to the value of product purchased in the previous year. For the year to December 31, 2009 this equates to $0.4 million.

4	Acquisitions

ALIGN

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

Under the terms of the asset purchase agreement, the Company (i) paid approximately $3.3 million in cash to the sellers at closing, plus approximately $0.5 million to be used to pay certain creditors of the sellers, (ii) committed to make future payments of approximately $0.6 million in 2009 and $0.7 million in 2010 as part of securing long term supply arrangements and (iii) agreed to issue up to a maximum aggregate of 184,176 shares of our common stock, or the Stock Consideration, as consideration for the asset purchase. 46,044 shares of the Stock Consideration were issuable on the first anniversary of the closing date, and the balance was issuable in two tranches upon achievement of certain operational and financial milestones (in all cases, subject to satisfaction of any outstanding indemnification obligations of the sellers). The Sellers failed to meet the financial milestones and forfeited 46,044 and 92,088 shares of the Company’s common stock on April 5, 2008 and on December 31, 2008, respectively. In addition, pursuant to an indemnity clause in the asset purchase agreement, one or more Events of Indemnification (as defined in the agreement) occurred entitling the Company to set off certain claims against our common stock which would have otherwise been issuable on October 5, 2008, the first anniversary of the closing date. Our claims were in excess of the stock consideration and the Sellers forfeited the entire payment of 46,044 shares. The final purchase price was reduced to reflect the equity forfeited by the Sellers, with a resultant reduction to the goodwill recognized on acquisition.

The Company also committed, as part of securing long term supply arrangements, to make future payments of approximately $0.6 million in 2009 and $0.7 million in 2010. The present value of these commitments has been reported as other short term payables and other long term payables on the consolidated balance sheet as at December 31, 2008 and as other long term payables as at December 31, 2007.

The transaction was accounted for as a business combination and the consolidated results of operations of Cyclacel include the results of operations of ALIGN from October 5, 2007. The assets and certain agreed liabilities of ALIGN were recorded, as of the Closing Date, at their estimated fair values.

Acquisition Purchase Price

The final purchase price paid to acquire the Sellers’ assets was calculated as follows (in thousands):

Cash	$3,331
Acquisition costs	432

Total purchase price	$3,763

Acquisition Final Purchase Price Allocation

As part of the acquisition, the following net assets were acquired (in thousands):

Current assets	$199
Property, plant and equipment	10
Intangible assets	4,495
Current liabilities	(1,409)
Non-current liabilities	(1,122)
Goodwill	1,590

$3,763

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

	Year Ended December 31,
	2006	2007
	$000	$000

Revenues	1,398	911
Loss before taxes	(35,983)	(27,143)
Net loss applicable to common stockholders	(36,565)	(25,102)

Net loss per share — basic and diluted	$(2.73)	$(1.26)

Weighted average shares	13,390,933	19,873,911

Xcyte

On March 27, 2006, Xcyte completed the Stock Purchase Agreement with Group. The Stock Purchase was approved by Xcyte shareholders on March 16, 2006 and Group shareholders on March 27, 2006. Under the terms of the transaction, Xcyte issued 7,761,453 shares of its common stock (as adjusted for the 1 for 10 reverse stock split which occurred on March 27, 2006) for all of Limited’s outstanding shares of common stock. For accounting purposes, the transaction is considered a “reverse acquisition” under which Limited is considered the acquirer of Xcyte. Accordingly, the purchase price was allocated among the fair values of the assets and liabilities of Xcyte, while the historical results are those of Limited. The 1,967,966 shares of Xcyte common stock outstanding, the 2,046,813 preferred stock outstanding and the outstanding Xcyte options, are considered as the basis for determining the consideration in the reverse merger transaction. Based on the outstanding shares of Group capital stock on March 27, 2006, each share of Group preferred stock was exchanged for approximately 0.37 shares of Xcyte common stock.

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

Year Ended
December 31,
2006
$000

Revenues	5,387
Loss before taxes	(30,660)
Net loss applicable to common stockholders	(31,242)

Net loss per share — basic and diluted	$(2.33)

5	Cash and Cash Equivalents

The following is a summary of cash and cash equivalents at December 31, 2007 and 2008:

	December 31,
	2007	2008
	$000	$000

Cash	5,408	4,580
Deposits with original maturity of less than three months	25,579	19,640

	30,987	24,220

6	Short-term Investments

The following is a summary of short-term investments at December 31, 2007 and 2008:

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	$000	$000	$000	$000

Federal agency obligations & municipal bonds	9,354	—	—	9,354
Corporate bonds & commercial paper	18,390	24	(2)	18,412

	27,744	24	(2)	27,766

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	$000	$000	$000	$000

Corporate bonds & commercial paper	1,501	1	—	1,502

In 2008, the Company disposed of short-term securities prior to maturity, realizing a gain of approximately $9,000. In 2007, the Company disposed of a short-term security prior to maturity, realizing a loss of $9,000.

For investments that are in an unrealized loss position, the Company has evaluated the nature of the investments, the duration of the impairments and concluded that the impairments are not other-than-temporary.

At December 31, 2008, the Company had marketable securities at fair value with contractual maturities of greater than one year but less than 5 years of $1.5 million. At December 31, 2007, the Company had marketable securities at fair value with contractual maturities of one year or less of $26.3 million, and greater than one year but less than 5 years of $1.5 million.

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

Financial assets and liabilities carried at fair value on a recurring basis as of December 31, 2008 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
	$000	$000	$000	$000

U.S. Government Agency Securities	—	—	—	—
Commercial Paper	—	—	—	—
Municipal Notes	—	—	—	—
Corporate Bonds	—	1,502	—	1,502

Total assets at fair value	—	1,502	—	1,502
Warrants	—	43	—	43

7	Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets at December 31, 2007 and 2008:

	December 31,
	2007	2008
	$000	$000

Research and development tax credit receivable	2,467	1,530
Prepayments	1,741	1,017
Other current assets	603	237

	4,811	2,784

8	Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	Useful Lives in Years from	December 31,
	Date of Acquisition	2007	2008
		$000	$000

Leasehold improvements	Life of lease (15 yrs)	996	811
Research and laboratory equipment	3 to 5 yrs	9,956	7,170
Office equipment and furniture	3 to 5 yrs	2,159	1,859

		13,111	9,840
Less: accumulated depreciation and amortization		(10,095)	(8,003)
impairment			(89)

		3,016	1,748

The depreciation and amortization of property, plant and equipment amounted to $1.1 million for each of the years ended December 31, 2006, 2007 and 2008. These charges include depreciation of assets held under capital leases.

Depreciation and amortization expense for the period from inception or August 13, 1996 through to December 31, 2008 was $11.4 million. Included in property, plant and equipment are assets under capital lease obligations with an original cost of approximately $10,000 as of December 31, 2007. Accumulated depreciation on assets under capital leases was $2,000, as of December 31, 2007. At December 31, 2008 no assets were held under capital lease.

As a result of the Company revising its operating plan in September 2008, the Company identified that certain research and development assets at its Cambridge, UK facility would no longer be utilized (see note 15 Restructuring). In the year ended December 31, 2008, the Company recorded an asset impairment of $0.1 million in respect to these assets as accelerated depreciation in accordance with FAS 146. There were no impairments of property, plant and equipment during the year ended December 31, 2007

9	Intangible Assets and Goodwill

Intangible assets consisted of the following:

					Beneficial
					Contract
	License	Customer	ALIGN Trade	Non-Compete	Pricing
	Agreements	Relationships	Name	Agreements	Arrangement	Total
	$000	$000	$000	$000	$000	$000

Intangible Assets
Useful lives in years from date of acquisition	7 yrs	7 yrs	2 yrs	2 yrs	2 yrs	—
Fair value on acquisition on October 5, 2007	3,043	533	100	392	427	4,495
Less: amortization	(98)	(17)	(12)	(49)	(14)	(190)

Balance as of December 31, 2007	2,945	516	88	343	413	4,305
Less: amortization	(295)	(51)	(38)	(147)	(177)	(708)
Less: impairment charge	(2,650)	(465)	(50)	(196)	(236)	(3,597)

Balance as of December 31, 2008	—	—	—	—	—	—

Intangibles

As part of the acquisition of ALIGN, the Company acquired rights to a license agreement with Sinclair Pharma PLC (“Sinclair”) as well as to various customer relationships. The license agreement allows Cyclacel to exclusively sell and distribute Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges in the United States. The Company has amortized the license agreement and customer relationship intangible assets over the remaining life of the contract of approximately seven years. The Company also assumed all rights to the ALIGN trade name, as well as non-compete agreements signed between ALIGN and its senior managers and a beneficial contract pricing arrangement. The Company has amortized the fair values of these assets over 2 years, which represents the approximate time period that the non-compete agreements will remain in effect based on the employment contracts of the existing ALIGN management team.

The Company performed its annual impairment review of these assets as of September 2008. The fair values of these assets, when treated as an asset group in accordance with FAS 144, was established by using the income based valuation methodology, and an impairment charge of approximately $3.6 million was recognized in the consolidated statement of operations. This one-time, non-cash charge was triggered by a downwards revision of projected net cash flows from product sales, required due to budgetary constraints experienced by health care providers and restrictions of the cost reimbursement regime. As a result the sum of the expected undiscounted cash flows was less than the carrying amount of the intangible assets on September 30, 2008

Goodwill

The Company recognized goodwill arising on the Xcyte and ALIGN purchase transactions in 2006 and 2007 respectively in accordance with FAS No. 141 “Business Combinations.” (“FAS 141”) (See footnote 4). The Company is organized as a single operating segment with two reporting units; ALIGN and Xcyte. The Company performed impairment analyses of goodwill for both Xcyte and ALIGN as at September 30, 2008 and of ALIGN as at December 31, 2008. The fair value of the Company’s Xcyte reporting unit was determined by the fair market value of the Company’s outstanding common stock and in the case of the ALIGN reporting unit by using the income based valuation approach with respect to projected product sales. The income-based valuation measures the current value of the reporting unit by calculating the present value of its future cash flows using appropriate discount factors with regard to cost of capital experienced by entities of the same size and condition as the Company.

To test for impairment, the Company compares the fair value of its reporting units to their respective carrying values, including assigned goodwill. To the extent the carrying amount of the reporting units exceeds its fair value; the Company is required to perform the second step of the impairment analysis, as this is an indication that goodwill may be impaired. In this second step, the Company compares the implied fair value of the reporting units goodwill with its carrying amount. The implied fair value of goodwill is determined by allocating the fair value of the reporting units to all of the assets (recognized and unrecognized) and liabilities of the reporting units in a manner similar to a purchase price allocation, in accordance with FAS 141. The residual fair value after this allocation represents the implied fair value of the goodwill. To the extent the implied fair value of goodwill is less than its carrying amount the Company is required to recognize an impairment loss.

In September 2008, the goodwill acquired in the Xcyte transaction was written down in full and we recorded an impairment charge of approximately $2.7 million in accordance with FAS 142. This impairment charge was identified through our annual impairment review process and was triggered primarily by a decline in our stock price that reduced our market capitalization below book value of the net assets of the Xcyte reporting unit. Our reduced market capitalization reflected the general decline in the economic environment.

In December 2008, goodwill allocated to our ALIGN reporting unit following the ALIGN acquisition was fully written down in accordance with FAS 142, resulting in an impairment charge of approximately $1.6 million being recognized on the consolidated statement of operations. In determining the impairment charge, we considered the negative impact the current economic situation might have on sales growth expectations of the ALIGN products resulting in a downward revisions of projected net cash flows from product sales. These factors caused the discounted cash flows for the reporting unit to be less than its carrying value on December 31, 2008.

10	Accrued and Other Current Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2007	2008
	$000	$000

Accrued research and development	3,681	3,653
Amount payable under license agreement	—	594
Other liabilities	298	935

	3,979	5,182

Other current liabilities consisted of the following:

	December 31,
	2007	2008
	$000	$000

Accrued Compensation	344	707
Proposed preference dividend	307	307
Deferred consideration payable in common stock	250	—
Other current liabilities	414	601

	1,315	1,615

11	Related Party Transactions

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

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2007	2008
	$000	$000	$000

Merlin Venture Limited	6	—	—
Invesco	6	—	—

12	Commitments and contingencies

General

Please refer to Notes 3 and 4 for a further discussion of certain of the Company’s commitments and contingencies.

Leases

The following is a summary of the Company’s contractual obligations and commitments relating to its facilities and equipment leases as at December 31, 2008:

Operating
Lease
Obligations
$000

2009	1,945
2010	1,785
2011	521
2012	378
2013	370
Thereafter	4,375

Rent expense, which includes lease payments related to the Company’s research and development facilities and corporate headquarters and other rent related expenses, was, $1.0 million, $1.1 million and $0.9 million for the years ended December 31, 2006, 2007 and 2008, respectively.

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

As of December 31, 2008 the accrued restructuring liability was $2.1 million. This represents the Company’s best estimate of the fair value of the liability as determined under FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Subsequent changes in the liability due to accretion, or changes in estimates of sublease assumptions, etc. will be recognized as adjustments to restructuring charges in future periods. (See Restructuring under Footnote 15)

The Company also leases a second research facility at the Babraham Research Campus, Cambridge, England. In September 2008 the Company announced a revision of our operating plan which reduced the workforce across all locations. Under the revised plan the Cambridge laboratory facility, whose lease terminates in August 2010, will no longer be used by the Company. We assigned the lease of our redundant Cambridge research facility back to the landlord and, in accordance with the terms of the lease, will incur a net charge, incorporating a surrender fee, of $0.1 million to effect this.

Guarantee

On July 28, 2005, Cyclacel Group plc signed a convertible Loan Note Instrument constituting convertible unsecured loan notes. On July, 28, 2005, it entered into a Facility Agreement with Scottish Enterprise, as lender, whereby Scottish Enterprise subscribed for £5 million, or approximately $9 million of the convertible loan notes. Upon the completion of the Stock Purchase, the convertible loan notes held by Scottish Enterprise converted into 1,231,527 preferred D shares in satisfaction of all amounts owed by Group under the convertible loan notes. The number of preferred D shares that Scottish Enterprise received was calculated by dividing the principal amount outstanding under the loan note by £4.06. Scottish Enterprise retains the ability it had under the Facility Agreement to receive a cash payment should the research operations in Scotland be significantly reduced. However, Cyclacel Limited will guarantee approximately $8 million, the amount potentially due to Scottish Enterprise, which will be calculated as a maximum of £5 million less the market value of the shares held (or would have held in the event they dispose of any shares) by Scottish Enterprise at the time of any significant reduction in research facilities during the period ending on July 28, 2010.

Purchase Obligations

At December 31, 2008, the Company had minimum purchase obligations in relation to the purchase of manufactured products within the ALIGN business equivalent to the value of products purchased in the previous year. For the year to December 31, 2009 this equates to approximately $0.4 million.

Legal proceedings

In the ordinary course of business the Company may be subject to legal proceedings and claims. The Company is not currently subject to any material legal proceedings.

13	Stockholders’ Equity

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

Dividends on the Preferred Stock are cumulative from the date of original issue at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10 per share, plus accrued and unpaid dividends. Each quarterly dividend distribution totals $0.3 million.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s common stock at a conversion rate of approximately 0.42553 shares of common stock for each share of Preferred Stock, based on a price of $23.50 after giving effect to the one for ten reverse stock split of Xcyte’s common stock pursuant to the Stock Purchase. In the year ended December 31, 2004, holders voluntarily converted 910,187 shares of Preferred Stock into 3,873,124 shares of common stock and in the year ended December 31, 2005, holders voluntarily converted 33,000 shares of preferred stock into 140,425 shares of common stock (before giving effect to the one for ten reverse stock split of Xcyte’s common stock). During 2006, 2007 and 2008 no shares of Preferred Stock were converted into common stock. The Company has reserved 870,980 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at December 31, 2008.

The Company may automatically convert the Preferred Stock into common stock if the closing price of the Company’s common stock has exceeded $35.25, which is 150% of the conversion price of the Preferred Stock, for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion. To date the Company has not elected to automatically convert the Preferred Stock in whole or part into common stock.

Prior to November 3, 2007 the Company was required to make an additional payment on the Preferred Stock equal to the aggregate amount of dividends that would have been payable on the Preferred Stock through November 3, 2007, less any dividends already paid on the Preferred Stock, for each Preferred Stock share converted to the Company’s common stock, whether at the option of the holder or the Company, the “Make-Whole Dividend Payment”. This additional payment was payable in cash or, at the Company’s option, in shares of the Company’s common stock, or a combination of cash and shares of common stock. The Company issued 81,927 shares of common stock (before giving effect to the one for ten reverse stock split of Xcyte’s common stock)to converting holders in 2004 and 2005 in satisfaction of this additional payment.

In accordance with Statement of FAS No. 133, “Accounting for Derivative Instruments” (“FAS 133”), the Company was required to separate and account for, as an embedded derivative, the Make-Whole Dividend Payment feature of the Preferred Stock. As an embedded derivative instrument, the Make-Whole Dividend Payment feature was measured at fair value and reflected as a liability. Changes in the fair value of the derivative were recognized as a gain or loss in the consolidated statement of operations as a component of other income (expense). Since this feature lapsed on November 3, 2007, the liability was reduced to $0. During 2006 and 2007, the Company recorded a charge of $0.2 million and $0.1 million, respectively, on the consolidated statement of operations.

From November 6, 2007 the Company may, at its option, redeem the Preferred Stock in whole or in part, out of funds legally available at the redemption prices per share stated below, plus an amount equal to accrued and unpaid dividends up to the date of redemption:

Year from November 1, 2008 to October 31, 2009	$10.36
Year from November 1, 2009 to October 31, 2010	$10.30
Year from November 1, 2010 to October 31, 2011	$10.24
Year from November 1, 2011 to October 31, 2012	$10.18
Year from November 1, 2012 to October 31, 2013	$10.12
Year from November 1, 2013 to October 31, 2014	$10.06
November 1, 2014 and thereafter	$10.00

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

April 2006 Securities Purchase Agreement

On April 26 2006, the Company entered into a Securities Purchase Agreement pursuant to which it sold to certain investors, for an aggregate purchase price of $45.3 million, 6,428,572 shares of its common stock and warrants to purchase up to 2,571,429 additional shares of its common stock. The purchase price for the common stock and the exercise price for the warrants is $7.00 per share. Investors in the financing paid an additional purchase price equal to $0.125 per warrant or an additional $0.05 for each share underlying the warrants. The warrants became exercisable six months after the closing and have an expiration date seven years thereafter. As of December 31, 2008 all warrants are outstanding.

February 2007 Registered Direct Offering

On February 16, 2007, the Company raised $36.0 million in gross proceeds, before deducting placement agent fees and offering expenses of $2.6 million, in a registered direct offering through the sale of shares of the Company’s common stock and warrants. The Company entered into subscription agreements with these investors pursuant to which it sold approximately 4.2 million units, each unit consisting of one share of common stock and a seven-year warrant to purchase 0.25 shares of common stock, at a purchase price of $8.47125 per unit. The purchase price for the shares and the exercise price for the warrants was $8.44 per share, the closing bid price for the Company’s common stock on February 12, 2007. Investors paid $0.125 per warrant. The Company issued 4,249,668 shares of common stock and warrants to purchase 1,062,412 shares of common stock.

The warrants issued to the investors are being accounted for as a liability in accordance with EITF 00-19. At the date of the transaction, the fair value of the warrants of $6.8 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 4.58%, expected volatility — 85%, expected dividend yield — 0%, and a remaining contractual life of 6.88 years. The value of the warrant shares is being marked to market each reporting period as a derivative gain or loss on the consolidated statement of operations until exercised or expiration. At December 31, 2007 and 2008, the fair value of the warrants determined utilizing the Black-Scholes option pricing model was $3.5 million and approximately $43,000 respectively. The fair value at December 31, 2008 reflects the reduction in the Company’s common stock price, risk free rate of return and the remaining expected term of the warrants. During 2007 and 2008, the Company recognized the change in the value of warrants of approximately $3.2 million and $3.5 million, respectively, as a gain on the consolidated statement of operations.

December 2007 Committed Equity Financing Facility

On December 10, 2007, Cyclacel entered into a CEFF with Kingsbridge, in which Kingsbridge committed to purchase the lesser of 4,084,590 shares of common stock or $60 million of common stock from Cyclacel of capital during the next three years. Under the terms of the agreement, Cyclacel will determine the exact timing and amount of any CEFF financings, subject to certain conditions. All amounts “drawn down” under the CEFF will be settled via the issuance of Cyclacel’s common stock. Cyclacel may access capital under the CEFF in tranches of either (a) 2% of Cyclacel’s market capitalization at the time of the draw down or (b) the lesser of (i) 3% of Cyclacel’s market capitalization at the time of the draw down and (ii) an alternative draw down amount based on the product of (A) the average trading volume of the 30-day trading period preceding the draw down excluding the five highest and five lowest trading days during such period, (B) the volume-weighted average trading price (“VWAP”) on the trading day prior to the notice of draw down, (C) the number of days during the draw down period and (D) 85%, subject to certain conditions. Each tranche will be issued and priced over an eight-day pricing period. Kingsbridge will purchase shares of common stock pursuant to the CEFF at discounts ranging from 6% to 10% depending on the average market price of the common stock during the eight-day pricing period, provided that the minimum acceptable purchase price for any shares to be issued to Kingsbridge during the eight-day period is determined by the higher of $2.50 or 90% of Cyclacel’s common stock closing price the day before the commencement of each draw down.

As of December 31, 2008, Cyclacel has not “drawn down” any funds under the CEFF. Since June 16, 2008, the Company has been unable to draw down any amounts under the CEFF as the closing price of its common stock did not exceed $2.50 per share.

In connection with the CEFF, Cyclacel issued a warrant to Kingsbridge to purchase up to 175,000 shares of common stock at an exercise price of $7.17 per share which represents a 30% premium over the average of the closing bid prices of Cyclacel’s common stock during the 5 trading days preceding the signing of the agreement. The warrant will become exercisable six months from the date of the agreement and will remain exercisable, subject to certain exceptions, for a period of five years thereafter. As of December 31, 2007 and 2008, the warrants issued to the investors have been classified as equity in accordance with EITF 00-19. The transaction date fair value of the warrants of $6.8 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 4.680%, expected volatility — 85%, expected dividend yield — 0%, and a contractual life of 7.0 years.

Common Stock Warrants

The following table summarizes information about warrants outstanding at December 31, 2008:

			Weighted
	Expiration	Common Shares	Average
Issued in Connection With	Date	Issuable	Exercise Price

Acquisition of Xcyte March 2006	2009	431	15.29
March 2006 stock issuance	2013	2,571,429	7.00
February 2007 stock issuance	2014	1,062,412	8.44
December 2007 CEFF	2012	175,000	7.17

Total		3,809,272	$7.41

Exercise of Stock Options

During 2007, 25,508 shares of common stock were issued from the exercise of stock options resulting in proceeds of $0.2 million. There were no exercises of stock options during 2006 or 2008.

14	Stock-Based Compensation Arrangements

The Company adopted FASB Statement No. 123R, “Share Based Payment” (FAS 123R) on January 1, 2006 using the modified prospective method of transition as detailed in Note 2 “Significant accounting policies”

FAS 123R requires compensation expense associated with share-based awards to be recognized over the requisite service period, which for the Company is the period between the grant date and the date the award vests or becomes exercisable. Most of the awards granted by the Company (and still outstanding), vest ratably over four years, with 1/4 of the award vesting one year from the date of grant and 1/48 of the value vesting each month thereafter. However, a large grant of awards issued in June 2006 vests (a) two-thirds upon grant, and (b) one-third over a one-year vesting period. In addition, certain awards made to executive officers vest over three to five years, depending on the terms of their employment with the Company.

Effective January 1, 2006, the Company has elected to recognize all share-based awards issued after the adoption of FAS 123R under the straight-line attribution method. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. This analysis is evaluated quarterly and the forfeiture rate adjusted as necessary. Ultimately, the actual expense recognized over the vesting period is based on only those shares that vest.

Stock based compensation has been reported within expense line items on the consolidated statement of operations for 2006, 2007 and 2008 as shown in the following table:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2007	2008
	($000s)

Research and development	6,230	837	736
Selling, general and administrative	3,370	896	962

Stock-based compensation costs before income taxes	$9,600	$1,733	$1,698

2006 Plans

On March 16, 2006, Xcyte stockholders approved the adoption of the 2006 Plans, under which Cyclacel, may make equity incentive grants to its officers, employees, directors and consultants. On May 14, 2008 at the Company annual shareholder meeting the stockholders increased the number of shares reserved under the 2006 Plans to 5.2 million shares of Cyclacel common stock from 3.0 million shares of Cyclacel common stock.

During 2006, the Company granted 829,079 stock options under the 2006 Plans, two-thirds of which vested immediately on grant. The remaining unvested options became fully vested 12 months following the date of grant of the options on June 13, 2007.

The total fair value of all options granted in 2006 under the 2006 Plans was $5.7 million, of which $4.5 million has been recognized as of December 31, 2008. During 2007, the Company granted approximately 1.3 million options to employees and directors with a grant date fair value of $3.3 million, of which $1.2 million has been expensed. During 2008, the Company granted approximately 1.5 million options to employees and directors with a grant date fair value of $0.7 million, of which $0.1 million has been expensed. As of December 31, 2008, the total remaining unrecognized compensation cost related to the non-vested stock options amounted to approximately $4.0 million, which will be amortized over the weighted-average remaining requisite service period of 2.54 years.

During 2007 and 2008, the Company did not settle any equity instruments with cash.

The Company received $0.2 million from the exercise of 25,508 stock options during 2007. The total intrinsic value of options exercised during 2007 was approximately $17,000. No options were exercised in 2008. The weighted average grant-date fair value of options granted during 2007 and 2008 was $3.68 and $0.67, respectively.

Acceleration of Options

Prior to the Stock Purchase, Group operated a number of share option plans, which provided the opportunity to all eligible individuals, including employees of Cyclacel, to participate in the potential growth and success of Group. These were the 1997 Plan, the 2000 Plan, the SEIP, the Discretionary Plan, the Cyclacel Group Plc Savings Related Share Option Plan and the Cyclacel Group Plc Restricted Share and Co- Investment Plan, collectively referred to as the “Cyclacel Plans”. Options had only been issued under the 1997 Plan, the 2000 Plan, the Discretionary Plan and the SEIP.

Similarly, Xcyte operated a number of share option plans, the Amended and Restated 2003 Directors’ Stock Option Plan (2003 Directors’ Plan), the Amended and Restated 1996 Stock Option Plan (1996 Plan) and the 2003 Stock Plan (2003 Plan), collectively referred to as the “Xcyte Plans”.

The completion of the Stock Purchase and the members’ voluntary liquidation of Group variously caused an acceleration of vesting of options according to the terms of each of the Plans as described below.

Cyclacel Plans

The vesting of all options granted pursuant to the 1997 Plan, 2000 Plan and Discretionary Plan were accelerated on the members’ voluntary liquidation of Cyclacel Group plc. As a result of this acceleration, any holder of options granted pursuant to these Plans had the right to exercise 100% of the options held by such holder pursuant to such plan. However, prior to the completion of the Stock Purchase and liquidation of Cyclacel Group plc all Cyclacel employees waived their rights to exercise any options held by them. The number of options of common stock that would have become fully vested as a result of the accelerated vesting provisions of the Plans was 1,369,757. However, as the liquidation of Cyclacel Group plc was probable at the time the options were waived and the liquidation caused the acceleration of the vesting of the options, the previously unrecognized compensation cost associated with these awards was charged as employee compensation immediately prior to the consummation of the Stock Purchase on March 27, 2006. Options granted pursuant to the Senior Executive Incentive Plan only became vested on occurrence of certain trigger events and the passage of time thereafter; moreover, there were no provisions for an acceleration of vesting on liquidation. Directors benefiting from this plan waived their rights to any options held by them and concurrently the directors were issued with restricted stock as detailed below. Accordingly, as the options had never vested and were improbable of vesting even absent the liquidation, no compensation charge associated with these awards has been charged as employee expense in this period. There were no Cyclacel common stock options outstanding on completion of the Stock Purchase or liquidation of Group. As of March 16, 2006, no options are granted under the 1997 Plan, 2000 Plan and Discretionary Plan.

In the first quarter of 2006 prior to the completion of the Stock Purchase, 1,750,000 shares of Group preferred stock were granted to certain directors, officers and a former director. These shares converted to 648,412 shares of restricted common stock of the Company on completion of the Stock Purchase. Because the shares granted were not subject to additional future vesting or service requirements, the stock-based compensation expense of $5.2 million recorded during 2006 constituted the entire grant-date fair value of this award, and no subsequent period charges have been recorded. The stock was restricted only in that it could not be sold for a specified period of time. There were no vesting requirements. The fair value of the stock granted was $7.99 per share based on the market price of the Company’s common stock on the date of grant. There were no discounts applied for the effects of the restriction, since the value of the restriction is considered to be de minimis. Certain of the restricted stock was issued as a replacement for the previously held stock-based compensation awards and the incremental fair value of the restricted stock over the original award at the date of replacement was charged to expense during the year ended December 31, 2006. Of the $5.2 million charge, $3.2 million was reported as a component of research and development expense and $2.0 million was reported as a component of general and administrative expense.

Xcyte Plans

Upon closing of the Stock Purchase, the vesting of 43,491 options of common stock granted pursuant to the 2003 Directors Plan, the 1996 Plan and the 2003 Plan were immediately accelerated and became fully vested.

Since March 16, 2006, no further options have been issued under the former Xcyte Plans, those being, 1996 Stock Option Plan, 2003 Stock Plan, 2003 Directors Stock Option Plan and 2003 Employee Stock Purchase Plan.

In connection with the approval of the equity incentive plan the holders of Xcyte common stock approved the partial termination of Xcyte’s 2003 Employee Stock Purchase Plan, Amended and Restated 1996 Stock Option Plan, Amended and Restated 2003 Directors’ Stock Option Plan and 2003 Stock Option Plan. As a result of such partial termination, no options have been issued under such plans. However, such partial termination has not affected the rights of holders of stock options outstanding under such stock option plans.

A summary of the share option activity and related information is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
Cyclacel Pharmaceuticals, Inc.	Outstanding	Price	Term (Years)	Value

Balance as of December 31, 2006	1,335,841	$6.72	9.44	—
Granted	1,317,546	$6.07
Exercised	(25,508)	$6.40
Cancelled/forfeited	(35,633)	$6.02

Options outstanding at December 31, 2007	2,592,246	$6.39	9.14	53,580
Granted	1,469,575	$1.18
Exercised	—	—
Cancelled/forfeited	(387,022)	$5.92

Options outstanding at December 31, 2008	3,674,899	$4.36	8.74	2
Unvested at December 31, 2008	2,381,836	$3.12	9.25	2
Vested and exercisable at December 31, 2008	1,293,063	$6.64	7.79	—

The following table summarizes information about options outstanding at December 31, 2008:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable
$

0.31 – 1.98	1,179,575	9.87	0
2.15 – 4.95	293,770	9.07	13,597
5.26 – 5.81	763,532	8.78	207,157
6.30 – 8.30	1,416,022	7.74	1,050,309
15.00 – 45.30	22,000	5.61	22,000

	3,674,899		1,293,063

The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option-pricing model as prescribed by FAS 123R using the following assumptions:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2007	2008

Expected term (years)	4.65	4.25 – 6.00	4.25 – 6.00
Risk free interest rate	4.9%	3.28 – 5.07%	1.54 – 3.76%
Volatility	92%	65 – 80%	45 – 75%
Dividends	0.00%	0.00%	0.00%
Resulting weighted average grant date fair value	$4.46	$3.68	$0.68

The expected term assumption was estimated using past history of early exercise behavior and expectations about future behaviors. Due to the Company’s limited existence of being a public company, the expected volatility assumption was based on the historical volatility of peer companies over the expected term of the option awards.

Estimates of pre-vesting option forfeitures are based on the Company’s experience. Currently the Company uses a forfeiture rate of 0 — 50% depending on when and to whom the options are granted. The Company adjusts its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and may impact the amount of compensation expense to be recognized in future periods.

The weighted average risk-free interest rate represents interest rate for treasury constant maturities published by the Federal Reserve Board. If the term of available treasury constant maturity instruments is not equal to the expected term of an employee option, Cyclacel uses the weighted average of the two Federal Reserve securities closest to the expected term of the employee option.

There were no stock option exercises for the year ended December 31, 2008. The Company received $0.2 million from the exercise of 25,508 options during 2007. No income tax benefits were recorded because FAS 123R prohibits recognition of tax benefits for exercised stock options until such benefits are realized. As Cyclacel presently has tax loss carry forwards from prior periods and expect to incur tax losses in 2007, the Company was not be able to benefit from the deduction for exercised stock option in the current reporting period.

Cash used to settle equity instruments granted under share-based payment arrangements amounted to $0 during all periods presented.

Restricted Stock

In November 2008, the Company issued restricted common stock to an employee subject to certain forfeiture provisions. Specifically, one quarter of the award vests one year from the date of grant and 1/48 of the award effectively vests each month thereafter. This restricted stock grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. Summarized information for restricted stock grants for the year ended December 31, 2008 is as follows:

	Restricted Common	Weighted Average Grant
	Stock	Date Value Per Share

Non-vested at December 31, 2007	—	—
Granted	50,000	$0.44
Non-vested at December 31, 2008	50,000	$0.44

Restricted Stock Units

Restricted stock units were issued to senior executives of the Company in November 2008, which entitle the holders to receive a specified number of shares of the Company’s common stock over the four year vesting term. A restricted stock unit grant is accounted for at fair value at the date of grant which is equivalent to the market price of a share of the Company’s common stock, and an expense is recognized during the vesting term. There were no restricted stock unit grants prior to November 2008. Summarized information for restricted stock grants for the year ended December 31, 2008 is as follows:

	Restricted Stock	Weighted Average Grant
	Units	Date Value Per Share

Non-vested at December 31, 2007	—	—
Granted	91,700	$0.44
Non-vested at December 31, 2008	91,700	$0.44

In accordance with the terms of a retirement agreement with a former employee, the Company agreed to extend the period during which he would be entitled to exercise vested stock options to purchase Cyclacel’s common stock from 30 (thirty) days following the effective date of his retirement, January 8, 2008, to 36 (thirty six) months following such effective date. The Company recorded a one time compensation expense related to the modification of the exercise period of $0.1 million during the first quarter of 2008.

15	Restructuring

On September 16, 2008, the Company announced a revision of its operating plan and that concentrates the Company’s resources on the advancement of its lead drug, sapacitabine, while maintaining the Company’s core competency in drug discovery and cell cycle biology. The plan reduced the workforce across all locations by 25 people. The Company recorded approximately $0.4 million for severance payments and $0.1 million of accelerated depreciation for assets that will no longer be utilized. All severance payments were paid as of December 31, 2008. As part of the plan the Company will vacate its laboratory facility in Cambridge, England. The

Company assigned the lease of our redundant Cambridge research facility back to the landlord and, in accordance with the terms of the lease, will incur a net charge, incorporating a surrender fee, of $0.1 million to effect this.

As a result of strategic decisions taken by Xcyte in March 2005 the Company restructured its operations and reduced its workforce. In connection with this restructuring Xcyte recorded charges and made provisions for termination benefits, lease restructuring, asset impairment and sales tax assessment.

The table below presents a summary of and reconciliation of those provisions for the years ended December 31, 2007 and 2008:

	Lease Restructuring	Sales Tax
	Charges	Assessment	Total
	$000	$000	$000

Balance at December 31, 2006	2,334	270	2,614
Cash payments	(903)	—	(903)
Adjustments for lease-related deferred expenses and liabilities	1,554	—	1,554

Balance at December 31, 2007	2,995	270	3,265

Cash payments	(1,106)	—	(1,106)
Adjustments for lease-related deferred expenses and liabilities	202	—	202
Balance at December 31, 2008	2,091	270	2,361

Current	1,029	270	1,299

Long term liabilities	1,062	—	1,062

Lease restructuring charges

Under the Stock Purchase agreement Cyclacel assumed the accrued restructuring liability in relation to the Bothell manufacturing facility. The lease term on this space expires December 2010. The liability is computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses. This represents the Company’s best estimate of the fair value of the liability as determined under FAS No. 146, ‘Accounting for Costs Associated with Exit or Disposal Activities.’ Subsequent changes in the liability due to accretion are recognized in interest expense, and changes in estimates of sublease assumptions, etc. are recognized as adjustments to restructuring charges in future periods.

The Company records payments of rent related to the Bothell facility as a reduction in the amount of the accrued restructuring liability. Accretion expense, which is also reflected as a restructuring charge, is recognized due to the passage of time. Based on current projections of estimated sublease income and a discount rate of 7.8%, the Company expects to record additional accretion expense of approximately $0.2 million over the remaining term of the lease. As of December 31, 2008, the Bothell accrued restructuring liability was $2.1 million.

Sales tax assessment

In connection with the abandonment of the leasehold improvements in the Seattle and Bothell facilities and the sale of assets in late 2005 the Company has been subjected to a state sales tax audit by the Department of Revenue of the State of Washington. The total tax liability assessed by the State of Washington equals approximately $1 million. The Company has appealed the assessment and is awaiting the outcome of the appeal. Based on an evaluation of the underlying asset dispositions and State tax law, management believes that the potential loss from the ultimate settlement of the assessment ranges from $0.3 million to $1 million. Based on this evaluation the Company continues to recognize an accrual of $0.3 million plus related estimated interest costs of $49,000 as a State tax assessment in 2007 and such amounts are included in the accompanying balance sheet as a component of accrued liabilities.. There has been no change in the Company’s assessment of the liability during the year ended December 31, 2008.

The Company records costs and liabilities associated with exit and disposal activities, when certain criteria have been met in accordance with FAS 146, at fair value in the period the liability is incurred. The Company’s restructuring and integration plan is subject to continued future refinement as additional information becomes available.

16	Pension Plans

The Company operates a defined contribution group personal pension plan for all of its U.K. based employees. Company contributions to the plan totaled approximately $0.2 million in each of the years ended December 31, 2006 and 2007 and 2008, respectively.

401(k) Plan

The 401(k) Plan provides for matching contributions by the Company in an amount equal to the lesser of 100% of the employee’s deferral or 6% of the U.S. employee’s qualifying compensation. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to the employees until withdrawn. If the 401(k) Plan qualifies under Section 401(k) of the Internal Revenue Code, the contributions will be tax deductible by the Company when made. Company employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit of $16,500 if under 50 years old and $22,000 if over 50 years old in 2009 and to have those funds contributed to the 401(k) Plan. In 2006, 2007 and 2008, the Company made contributions of approximately $9,000, $0.1 million and $0.1 million respectively, to the 401(k) Plan.

17	Taxes

In the accompanying Consolidated Statements of Operations, “Loss before taxes” includes the following components for the years ended December 31, 2006, 2007 and 2008:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2007	2008
	$000	$000	$000

Domestic	(1,919)	(5,448)	(11,337)
Foreign	(29,584)	(20,646)	(30,798)

Total loss before taxes	(31,503)	(26,094)	(42,135)

The benefit for income taxes consists of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2007	2008
	$000	$000	$000

Current — domestic	—	(2)	(4)

Current — foreign	2,245	2,043	1,753

Current — total	2,245	2,041	1,749

The Company has made a taxable loss in each of the operating periods since incorporation. The income tax credits of $2.2 million, $2,0 million and $1.8 million for the years ended December 31, 2006, 2007 and 2008 respectively, represent U.K. research and development tax credits receivable against such expenditures in the United Kingdom.

A reconciliation of the (benefit) provision for income taxes with the amount computed by applying the statutory federal tax rate to loss before income taxes is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2007	2008
	$000	$000	$000

Loss before income taxes	(31,503)	(26,094)	(42,135)
Income tax expense computed at statutory federal tax rate	(10,710)	(8,872)	(14,361)
State income tax (net of federal benefit)		1	3
Disallowed expenses and non-taxable income	4,655	(3,005)	(1,939)
Tax losses	4,863	4,349	3,584
Research and development tax relief	(2,796)	(2,551)	(2,191)
Valuation allowance		7,272	11,161
Change in state tax rate		(268)
Research and development tax credit rate difference	559	510	438
Foreign tax rate differential	1,184	525	1,556

	(2,245)	(2,039)	(1,749)

Significant components of the Company’s deferred tax assets are shown below:

	2007	2008
	$000	$000

Net operating loss carryforwards	36,256	35,140
Depreciation, amortization and impairment of property and equipment	(447)	2,178
Lease restructuring charges	1,203	817
Tax Credits	61	61
Stock Options	322	582
Accrued Expenses	1,450	1,563
Other	140	110
Translation adjustment	—	(2,814)
Deferred Tax Assets	38,985	37,637
Valuation allowance for deferred tax assets	(38,985)	(37,637)

Net deferred taxes	—	—

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

	2007	2008
	$000	$000

Accumulated tax losses	110,128	110,478

As of December 31, 2008 and 2007, the Company had federal, state and foreign net operating losses or (NOLs) of $128.8 million and $124.2 million, respectively and federal research and development credit carryforwards of approximately $0.1 million and $0.1 million, respectively, which will expire starting in 2022. The Company has federal net operating losses that will start to expire in 2027 and state net operating losses that will start expiring in 2023.

As required by FAS No. 109, the Company’s management evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is not more likely than not that we will recognize the benefits of the deferred tax assets. Accordingly, a valuation allowance of approximately $38.0 million has been established at December 31, 2008. The benefit of deductions from the exercise of stock options is included in the NOL carryforwards. The benefit from these deductions will be recorded as a credit to additional paid-in capital if and when realized through a reduction of cash taxes.

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

The Company adopted FIN No. 48 on January 1, 2007. The implementation of FIN No. 48 did not have a material impact on the Company’s consolidated financial statements, results of operations or cash flows. Management has evaluated all significant tax positions at December 31, 2007 and 2008 concluding that there are no material uncertain tax positions.

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

18	Segment and Geographic Information

The Company has determined its reportable segments in accordance with FAS 131 through consideration of the company’s business activities and geographic area. The Company has concluded that it has one operating segment, being the discovery, development and commercialization of novel, mechanism-targeted drugs to treat cancer and other serious disorders, with development operations in two geographic areas, namely the United States and the United Kingdom.

Geographic information for the years ended December 31, 2006, 2007 and 2008 are as follows:

	2006	2007	2008
	$000	$000	$000

Revenue
United States	—	—	838
United Kingdom	387	129	39

	387	129	877

Net loss
United States	(1,142)	(1,783)	(11,341)
United Kingdom	(30,943)	(22,270)	(29,045)

	(32,085)	(24,053)	(40,386)

Total Assets
United States	$17,636	66,947	22,842
United Kingdom	45,640	8,965	8,115

	$63,276	$75,912	$30,957

Long Lived Assets, net
United States	$453	532	516
United Kingdom	1,668	2,484	1,232

	2,121	3,016	1,748

19	Selected Quarterly Information (unaudited)

The following unaudited quarterly financial information includes, in management’s opinion, all the normal and recurring adjustments necessary to fairly state the results of operations and related information for the periods presented.

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
	$000, except per share amounts

Revenues	177	180	269	251
Loss before taxes	(6,927)	(8,969)	(18,058)	(8,181)
Net loss applicable to common shareholders	(6,252)	(8,544)	(17,647)	(7,943)

Net loss per share — basic and diluted(1)	$(0.31)	$(0.42)	$(0.86)	$(0.39)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	$000, except per share amounts

Revenues	52	31	33	13
Loss before taxes	(5,442)	(4,158)	(4,647)	(11,847)
Net loss applicable to common shareholders	(4,890)	(3,595)	(4,214)	(11,354)

Net loss per share — basic and diluted(1)	$(0.27)	$(0.18)	$(0.21)	$(0.57)

(1)	The addition of loss per common share by quarter may not equal the total loss per common share for the year or year to date due to rounding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a) Management’s Annual Report on Internal Control Over Financial Reporting:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As of December 31, 2008, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company maintained effective internal control over financial reporting.

The attestation of the Company’s independent registered public accounting firm on internal control over financial reporting is set forth below:

(b) Report of the Independent Registered Public Accounting Firm:

The Board of Directors and Stockholders of Cyclacel Pharmaceuticals, Inc.

We have audited Cyclacel Pharmaceuticals, Inc’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cyclacel Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cyclacel Pharmaceuticals Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cyclacel Pharmaceuticals, Inc. as of December 31, 2008 and December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008 and for the period from August 13, 1996 (inception) to December 31, 2008, and our report dated March 31, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

London, England
March 31, 2009

(c) Changes in Internal Control Over Financial Reporting:

No changes were made in the Company’s internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other information

None.

PART III

The information required by Part III is omitted from this report because the Company will file a definitive proxy statement with the SEC within 120 days after the end of the fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held on May 21, 2009, and the information to be included in the proxy statement is incorporated herein by reference.

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by Item 10 is incorporated herein by reference from the Company’s definitive proxy statement which will be filed with the SEC within 120 days after the end of the Company’s 2008 fiscal year pursuant to Regulation 14A for its 2009 annual meeting.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated herein by reference from the Company’s definitive proxy statement which will be filed with the SEC within 120 days after the end of the Company’s 2008 fiscal year pursuant to Regulation 14A for its 2009 annual meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders matters

The information required by Item 12 is incorporated herein by reference from the Company’s definitive proxy statement which will be filed with the SEC within 120 days after the end of the Company’s 2008 fiscal year pursuant to Regulation 14A for its 2009 annual meeting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference from the Company’s definitive proxy statement which will be filed with the SEC within 120 days after the end of the Company’s 2008 fiscal year pursuant to Regulation 14A for its 2009 annual meeting.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference from the Company’s definitive proxy statement which will be filed with the SEC within 120 days after the end of the Company’s 2008 fiscal year pursuant to Regulation 14A for its 2009 annual meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report are as follows:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm

(2) Financial Statement Schedules

None required.

(3) Exhibits

EXHIBIT
NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Xcyte Therapies, Inc. (previously filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-1, File No. 333-109653, originally filed with the SEC on October 10, 2003, as subsequently amended, and incorporated herein by reference).

EXHIBIT
NUMBER		DESCRIPTION

3	.1.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Xcyte Therapies, Inc. (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2006, originally filed with the SEC on May 16, 2006, and incorporated herein by reference).
3.2		Amended and Restated Bylaws of Xcyte Therapies, Inc. (Previously filed as Exhibit 3.3 to Registrant’s Registration Statement on Form S-1, File No. 333-109653, originally filed with the SEC on October 10, 2003, as subsequently amended, and incorporated herein by reference).
3	.2.1	Amendment No. 1 to the Amended and Restated Bylaws of Xcyte Therapies, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on September 8, 2008, and incorporated herein by reference).
3.3		Preferred Stock Certificate of Designations (previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on November 5, 2004, and incorporated herein by reference).
4.1		Specimen of Common Stock Certificate (previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, File No. 333-109653, originally filed with the SEC on October 10, 2003, as subsequently amended, and incorporated herein by reference).
4.2		Specimen of Preferred Stock Certificate of Designation (previously filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-1, File No. 333-19585, originally filed with the SEC on October 7, 2004, as subsequently amended, and incorporated herein by reference).
4.3		Form of Warrant to purchase shares of Cyclacel Pharmaceuticals, Inc. Common Stock (previously filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on April 28, 2006, and incorporated herein by reference).
4.4		Form of Warrant to purchase shares of Cyclacel Pharmaceuticals, Inc. Common Stock (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on February 15, 2007, and incorporated herein by reference).
4.5		Form of Warrant to purchase shares of Cyclacel Pharmaceuticals, Inc. Common Stock, dated December 10, 2007, issued to Kingsbridge Capital Limited (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 11, 2007, and incorporated herein by reference).
4.6		Registration Rights Agreement, dated December 10, 2007, by and between Cyclacel Pharmaceuticals, Inc. and Kingsbridge Capital Limited (previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 11, 2007, and incorporated herein by reference).
10.1		Stock Purchase Agreement, dated December 15, 2005, between Xcyte Therapies, Inc., and Cyclacel Group plc (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 20, 2005, and incorporated herein by reference).
10.2		Amendment No. 1 to the Stock Purchase Agreement, dated January 13, 2006, between Xcyte Therapies Inc., and Cyclacel Group plc (previously filed as exhibit 2.1 to the Registrant’s current report on Form 8-K filed with the Commission on January 19, 2006, and incorporated herein by reference).
10.3		Form of Securities Purchase Agreement, dated April 26, 2006 (previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on April 28, 2006, and incorporated herein by reference).
10.4		Form of Subscription Agreement, dated February 13, 2007, by and between Cyclacel Pharmaceuticals, Inc. and certain purchasers (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on February 15, 2007, and incorporated herein by reference).
10.5		Form of Placement Agent Agreement, dated February 13, 2007, by and among Cyclacel Pharmaceuticals, Inc., Lazard Capital Markets LLC, Needham & Company, LLC and ThinkEquity Partners LLC (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on February 15, 2007, and incorporated herein by reference).

EXHIBIT
NUMBER		DESCRIPTION

10	.6†	Asset Purchase Agreement by and among ALIGN Pharmaceuticals, LLC, ALIGN Holdings, LLC and Achilles Acquisition, LLC, dated October 5, 2007 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2007, originally filed with the SEC on February 15, 2007, and incorporated herein by reference).
10.7		Common Stock Purchase Agreement, dated December 10, 2007, by and between Cyclacel Pharmaceuticals, Inc. and Kingsbridge Capital Limited (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 11, 2007, and incorporated herein by reference).
10	.8†	Employment Offer Letter by and between Achilles Acquisition, LLC and William C. Collins, dated October 3, 2007 (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2007, originally filed with the SEC on February 15, 2007, and incorporated herein by reference).
10	.9†	Description of Dr. John Womelsdorf’s compensatory arrangement (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2006, originally filed with the SEC on November 13, 2006, and incorporated herein by reference).
10	.10†	Amended and Restated 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on June 18, 2007, and incorporated herein by reference).
10	.11†	Employment Agreement by and between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis, dated as of January 1, 2008 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on March 24, 2008, and incorporated herein by reference).
10	.12†	Employment Agreement by and between Cyclacel Pharmaceuticals, Inc. and Paul McBarron, dated as of January 1, 2008 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on April 2, 2008, and incorporated herein by reference).
10	.13†*	Amendment No. 1, dated as of December 31, 2008, to Employment Agreement by and between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis, dated as of January 1, 2008.
21	*	Subsidiaries of Cyclacel Pharmaceuticals, Inc.
23	.1*	Consent of Independent Registered Public Accounting Firm.
31	.1*	Certificate of Spiro Rombotis, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Paul McBarron, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of Spiro Rombotis, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32	.2**	Certification of Paul McBarron, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

†	Indicates management compensatory plan, contract or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Berkeley Heights on March 31, 2009.

CYCLACEL PHARMACEUTICALS, INC.

By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer &
Executive Vice President, Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Spiro Rombotis Spiro Rombotis	President & Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2009

/s/ Paul McBarron Paul McBarron	Chief Operating Officer & Executive Vice President, Finance (Principal Financial and Accounting Officer) and Director	March 31, 2009

/s/ Dr. David U’Prichard Dr. David U’Prichard	Chairman	March 31, 2009

/s/ Dr. Christopher Henney Dr. Christopher Henney	Vice Chairman	March 31, 2009

/s/ Dr. Nicholas Bacopoulos Dr. Nicholas Bacopoulos	Director	March 31, 2009

/s/ Sir John Banham Sir John Banham	Director	March 31, 2009

/s/ Pierre Legault Pierre Legault	Director	March 31, 2009

/s/ Daniel Spiegelman Daniel Spiegelman	Director	March 31, 2009