Form 10-Q
period 2009-03-31
Cyclacel Pharmaceuticals, Inc.
filed 2009-05-15
CIK 1130166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-50626
CYCLACEL PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1707622
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Connell Drive, Suite 1500
Berkeley Heights, New Jersey	07922
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (908) 517-7330
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting filer ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 14, 2009 there were 20,433,129 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In $000s, except share amounts)

	December 31,	March 31,
	2008	2009
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	24,220	20,442
Short-term investments	1,502	—
Inventory	508	460
Prepaid expenses and other current assets	2,784	2,529

Total current assets	29,014	23,431
Property, plant and equipment (net)	1,748	1,540
Deposits and other assets	195	196

Total assets	30,957	25,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	754	1,812
Accrued liabilities	5,186	5,045
Other current liabilities	1,615	578
Warrant liability	43	51
Current portion of other accrued restructuring charges	1,029	1,063

Total current liabilities	8,627	8,549
Other accrued restructuring charges, net of current	1,062	780
Other long term payables	626	637

Total liabilities	10,315	9,966

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2008 and March 31, 2009; 2,046,813 shares issued and outstanding at December 31, 2008 and March 31, 2009. Aggregate preference in liquidation of $20,673,000 at December 31, 2008 and March 31, 2009	2	2
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2008 and March 31, 2009; 20,433,129 shares issued and outstanding at December 31, 2008 and March 31, 2009	20	20
Additional paid-in capital	223,377	222,886
Accumulated other comprehensive loss	(42)	71
Deficit accumulated during the development stage	(202,715)	(207,778)

Total stockholders’ equity	20,642	15,201

Total liabilities and stockholders’ equity	30,957	25,167

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In $000s, except share and per share amounts)
(Unaudited)

			Period from
			August 13,
			1996
	Three Months Ended		(inception) to
	March 31,		March 31,
	2008	2009	2009
Revenues:
Collaboration and research and development revenue	—	—	3,000
Product revenue	165	216	1,054
Grant revenue	12	12	3,647

	177	228	7,701

Operating expenses:
Cost of goods sold	96	116	546
Research and development	5,886	3,097	163,510
Selling, general and administrative	3,837	2,230	65,538
Goodwill and intangible impairment	—	—	7,934
Restructuring costs	—	—	2,268

Total operating expenses	9,819	5,443	239,796

Operating loss	(9,642)	(5,215)	(232,095)
Other income (expense):
Costs associated with aborted 2004 IPO	—	—	(3,550)
Change in valuation of derivative	—	—	(308)
Change in valuation of warrants	2,209	(8)	6,699
Foreign exchange losses	(40)	(137)	(4,180)
Interest income	629	46	13,587
Interest expense	(83)	(107)	(4,564)

Total other income	2,715	(206)	7,684

Loss before taxes	(6,927)	(5,421)	(224,411)
Income tax benefit	675	358	16,632

Net loss	(6,252)	(5,063)	(207,779)
Dividends on Preferred Ordinary shares	—	—	38,123

Net loss applicable to common shareholders	(6,252)	(5,063)	(245,902)

Net loss per share — Basic and diluted	$(0.31)	$(0.25)

Weighted average common shares outstanding	20,433,129	20,433,129

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $000s)
(Unaudited)

			Period from
			August 13,
			1996
	Three Months Ended		(inception) to
	March 31,		March 31,
	2008	2009	2009
Cash flows from operating activities:
Net loss	(6,252)	(5,063)	(207,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of deferred consideration payable in common stock related to the acquisition of ALIGN	10	—	—
Accretion of interest on notes payable, net of amortization of debt premium	19	21	119
Amortization of investment premiums, net	(624)	20	(2,297)
Change in valuation of derivative	—		308
Change in valuation of warrants	(2,209)	8	(6,699)
Depreciation and amortization	513	186	12,261
Goodwill and intangibles impairment	—	—	7,934
Unrealized foreign exchange loss	—	—	7,747
Deferred revenue	—	—	(98)
Compensation for warrants issued to non employees	—	—	1,215
Shares issued for IP rights	—	—	446
Loss (gain) on disposal of property, plant and equipment	—	(10)	19
Stock based compensation	551	(180)	15,405
Provision for restructuring	—	—	1,779
Amortization of issuance costs of Preferred Ordinary “C” shares	—	—	2,517
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(159)	303	(2,165)
Accounts payable and other current liabilities	(1,704)	(78)	(1,573)

Net cash used in operating activities	(9,855)	(4,793)	(170,861)

Investing activities:
Purchase of ALIGN	—	—	(3,763)
Purchase of property, plant and equipment	(210)	(2)	(8,810)
Proceeds from sale of property, plant and equipment	—	13	39
Purchase of short-term investments	(857)	—	(156,657)
Redemptions of short-term investments, net of maturities	10,689	1,483	162,730

Net cash provided by (used in) investing activities	9,622	1,494	(6,461)

Financing activities:
Payment of capital lease obligations	(10)		(3,719)
Proceeds from issuance of ordinary and preferred ordinary shares, net of issuance costs	—	—	90,858
Proceeds from issuance of common stock and warrants, net of issuance costs	—	—	75,983
Net proceeds from stock options and warrants exercised	—	—	163
Payment of preferred stock dividend	(307)	(307)	(3,679)
Repayment of government loan	—	—	(455)
The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $000s)
(Unaudited)

			Period from
			August 13,
			1996
	Three Months Ended		(inception) to
	March 31,		March 31,
	2008	2009	2009
Government loan received	—	—	414
Loan received from Cyclacel Group Plc	—	—	9,103
Proceeds of committable loan notes issued from shareholders	—	—	8,883
Loans received from shareholders	—	—	1,645
Cash and cash equivalents assumed on stock purchase	—	—	17,915
Costs associated with stock purchase	—	—	(1,951)

Net cash (used in) provided by financing activities	(317)	(307)	195,160

Effect of exchange rate changes on cash and cash equivalents	(13)	(172)	2,604
Net (decrease) increase in cash and cash equivalents	(550)	(3,606)	20,442
Cash and cash equivalents at beginning of period	30,987	24,220	—

Cash and cash equivalents at end of period	30,424	20,442	20,442

Supplemental disclosure of cash flows information:
Cash received during the period for:
Interest	303	30	11,255
Taxes	—	—	12,884
Cash paid during the period for:
Interest	(57)	—	(1,738)
Schedule of non-cash transactions:
Acquisitions of equipment purchased through capital leases	—	—	3,470
Issuance of Ordinary shares in connection with license agreements	—	—	592
Issuance of Ordinary shares on conversion of bridging loan	—	—	1,638
Issuance of Preferred Ordinary “C” shares on conversion of secured convertible loan notes and accrued interest	—	—	8,893
Issuance of Ordinary shares in lieu of cash bonus	—	—	164
Issuance of other long term payable on ALIGN acquisition	—	—	1,122
The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Cyclacel Pharmaceuticals, Inc. (“Cyclacel” or the “Company”) is a development-stage biopharmaceutical company dedicated to the discovery, development and commercialization of novel, mechanism-targeted drugs to treat human cancers and other serious disorders. Cyclacel’s strategy is focused on leading edge therapeutic management of cancer patients based on its clinical development pipeline led by sapacitabine and a portfolio of three products marketed by its ALIGN Pharmaceuticals, LLC (“ALIGN”) subsidiary.
The Company is focusing its clinical development priorities on sapacitabine in the following indications:
•	Acute myeloid leukemia or AML in the elderly;
•	Myelodysplastic syndromes or MDS; and
•	Non-small cell lung cancer or NSCLC.
The Company has additional on-going programs in clinical development which are currently pending the availability of clinical data. These programs include sapacitabine for cutaneous T-cell lymphoma or CTCL, seliciclib in nasopharyngeal cancer or NPC and NSCLC and CYC116 in olid tumors. Once this data becomes available and is reviewed, the Company will determine the feasibility of pursuing further development and/or partnering of these assets.
To date, the Phase 2 AML and MDS study has enrolled 105 AML patients and 31 MDS patients. The Company is observing partial responses in 3 out of 16 patients enrolled in the Phase 2 randomized CTCL trial which will be closed.
Recent Developments
On February 6, 2009, the Company announced progress with a pivotal trial plan for sapacitabine, our oral nucleoside analogue, for the treatment of hematological malignancies. The announcement followed the Company’s meeting with the U.S. Food and Drug Administration. The pivotal trial plan consists of treating in an open-label, single arm study approximately 100 patients with AML or MDS on a dosing regimen to be selected from the currently ongoing randomized Phase 2 study of oral sapacitabine in elderly patients.
On January 13, 2009, Cyclacel announced that the Company began treating patients in a Phase 2, open label, single arm, multicenter clinical trial of sapacitabine in patients with NSCLC who have had one prior chemotherapy.
Subsequent Developments
On April 6, 2009, the Board of Directors passed a resolution to suspend payment of the quarterly cash dividend on the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”) scheduled for May 1, 2009. To the extent that any dividends payable on the Preferred Stock are not paid the unpaid dividends are accumulated. The Board of Directors will continue to evaluate the payment of a quarterly cash dividend on a quarterly basis.
As a development-stage company, substantially all the Company’s efforts to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel. The Company was incorporated in the state of Delaware in 1996 and is headquartered in Berkeley Heights, New Jersey, with a research facility located in Dundee, Scotland.

The condensed consolidated balance sheet as of March 31, 2009, the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008, and related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2008 is derived from the audited consolidated financial statements included in the 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet as of March 31, 2009, the results of operations for the three months ended March 31, 2009 and 2008 and the consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 have been made. The interim results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or for any other year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the SEC.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries for the indicated periods. All significant intercompany transactions and balances have been eliminated.
Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates on an ongoing basis. The estimates were based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.
Cash and Cash Equivalents
Cash equivalents are stated at cost when purchased, which is substantially the same as market value. The Company considers all highly liquid investments with an original maturity of three months or less at the time of initial deposit to be cash equivalents. The objectives of the Company’s cash management policy are the safety and preservation of funds, liquidity sufficient to meet the Company’s cash flow requirements and attainment of a market rate of return.
Short-term Investments
The Company invests, from time to time, in certain marketable debt securities. Debt securities at December 31, 2008 comprised investment-grade government and commercial securities purchased to generate a higher yield than cash equivalents. In accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” or FAS 115 such investment securities are classified as available-for-sale and are carried at fair value. Under FAS 115, unrealized gains and losses, net of tax, are reported in a separate component of stockholders’ equity until realized. Amortization, accretion, interest and dividends, realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. For the purpose of computing realized gains and losses, the cost of securities sold is based on the specific-identification method. Investments in securities with maturities of less than one year or which management intends to use to fund current operations are classified as short-term investments.

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
The Company also invests its surplus cash in bank term deposits having a maturity period of between one day and one year. Accordingly, all cash resources with original maturity of three months or less have been classified as cash and cash equivalents and those with original maturity of more than three months as short-term investments. The objectives of the Company’s cash management policy are the safety and preservation of funds, liquidity sufficient to meet the Company’s cash flow requirements and attainment of a market rate of return. As of March 31, 2009, the Company did not own any short-term investments.
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
The Company offers a general right of return on these product sales, and has considered the guidance in FAS No. 48, “Revenue Recognition When Right of Return Exists” (“FAS 48”) and Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB 104”). Under these pronouncements, the Company accounts for all product sales using the “sell-through” method. Under the sell-through method, revenue is not recognized upon shipment of product to distributors. Instead, the Company records deferred revenue at gross invoice sales price and deferred cost of sales at the cost at which those goods were held in inventory. The Company recognizes revenue when such inventory is sold through to the end user. To estimate product sold through to end users, the Company relies on third-party information, including information obtained from significant distributors with respect to their inventory levels and sell-through to customers.
Grant revenue
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

Research and Development Expenses
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
Foreign currency and currency translation
Average rates of exchange ruling during the period have been used to translate the statement of operations of our overseas subsidiary, located in the United Kingdom, from its functional currency. Transactions which do not take place in a foreign subsidiary’s functional currency are converted at the rate on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are retranslated from their functional currency at balance sheet exchange rates. The balance sheet of our overseas subsidiary is translated into United States dollars from United Kingdom pounds at rates ruling at the balance sheet.
Translation adjustments arising on consolidation due to differences between average rates and balance sheet rates and unrealized foreign exchange gains or losses arising on translation of intercompany loans which are of a long-term-investment nature are recorded as a movement in other comprehensive income. Other exchange rate differences are reported in the statements of operations for the year.
Derivative Instruments
The Company issued warrants to purchase shares of common stock under the registered direct financing completed in February 2007. These warrants are being accounted for as a liability in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). The value of the warrant shares is being marked to market each reporting period as a derivative gain or loss on the consolidated statement of operations until exercised or expiration. The fair value of the warrants is determined at each reporting date utilizing the Black-Scholes option pricing model.
Stock-based Compensation
The Company grants stock options, restricted stock units and restricted stock to officers, employees and directors under the 2006 Amended and Restated 2006 Equity Incentive Plan (“2006 Plan”), which was approved on March 16, 2006. The Company also has outstanding options under various stock-based compensation plans for employees and directors. These plans are described more fully in Note 6 “Stock-Based Compensation Arrangements”. The Company accounts for these plans under FAS No. 123R “Share-Based Payment” (“FAS 123R”).
FAS 123R requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the requisite service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line attribution method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. During the quarter ended March 31, 2009 the Company revised the forfeiture rates because actual forfeiture rates were higher than that previously estimated primarily due to the lapsing of stock option grants on the termination of employees. The change in the estimated forfeiture assumptions resulted in a higher charge for stock-based compensation costs than required in prior years with a consequent cumulative credit adjustment in the first quarter of 2009 of approximately $0.2 million. Actual results and future estimates may differ substantially from our current estimates.

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
The Company accounts for income taxes in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” an interpretation of SFAS 109 “Accounting for income taxes” (“FIN 48”). FIN48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements by prescribing a minimum probability threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties and accounting in interim periods as well as disclosure and transition.
Credit is taken in the accounting period for research and development tax credits, which will be claimed from H. M. Revenue & Customs, the United Kingdom’s taxation and customs authority, in respect of qualifying research and development costs incurred in the same accounting period.
Segments
The Company has determined its reportable segments in accordance with Statement of Financial Accounting Standards No.131, “Disclosure about Segments of an Enterprise and Related Information” (“FAS 131”) through consideration of the company’s business activities and geographic area. The Company has concluded that it has one operating segment, being the discovery, development and commercialization of novel, mechanism-targeted drugs to treat cancer and other serious disorders, with development operations in two geographic areas, namely the United States and the United Kingdom.
Net Loss per Common Share
The Company calculates net loss per common share in accordance with FAS No. 128 “Earnings Per Share” (“FAS 128”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, restricted stock, restricted stock units, convertible preferred stock, make-whole dividend payments of common stock on convertible preferred stock and common stock warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive. Such excluded shares are summarized as follows:

	March 31,	March 31,
	2008	2009
Stock options	2,825,612	3,680,684
Restricted stock and restricted stock units	—	141,700
Convertible preferred stock	870,980	870,980
Common stock warrants	3,809,703	3,808,841

Total shares excluded from calculation	7,506,295	8,502,205

Other Comprehensive Loss
In accordance with FAS No. 130, “Reporting Comprehensive Income” (“FAS 130”) all components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and changes in the fair value of available-for-sale securities, are reported, net of any related tax effect, to arrive at comprehensive income (loss).
3. SHORT-TERM INVESTMENTS
The following is a summary of short-term investments at December 31, 2008:

	December 31, 2008
	Gross	Gross	Gross
	amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	$000	$000	$000	$000
Corporate bonds & commercial paper	1,501	1	—	1,502

For investments that are in an unrealized loss position, the Company evaluated the nature of the investments, the duration of the impairments and concluded that the impairments are not other-than-temporary.
At March 31, 2009, all investments have contractual maturities due within 90 days and were classified as cash and cash equivalents on the consolidated balance sheet. At December 31, 2008, the Company had marketable securities at fair value with contractual maturities of greater than one year but less than 5 years of $1.5 million.
Fair value measurements
The Company adopted FAS No. 157, “Fair Value Measurements” (“FAS 157”), for its financial assets and liabilities on January 1, 2008, and for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis on January 1, 2009. The Company’s adoption of FAS 157 did not materially affect the Company’s financial position, results of operations or liquidity. As defined in FAS 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, FAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
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

Financial liabilities carried at fair value as of March 31, 2009 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
	$000	$000	$000	$000

Warrants	—	51	—	51

Total liabilities at fair value	—	51	—	51
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	December 31,	March 31,
	2008	2009
	($000s)
Research and development tax credit receivable	1,530	1,804
Prepayments	1,017	594
Other current assets	237	131

Total prepaid expenses and other current assets	2,784	2,529

5. ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES
Accrued liabilities consist of the following:

	December 31,	March 31,
	2008	2009
	($000s)
Accrued research and development	3,653	3,110
Amount payable under license agreement	594	604
Other accrued liabilities	939	1,331

Total accrued liabilities	5,186	5,045

Other current liabilities consist of the following:

	December 31,	March 31,
	2008	2009
	($000s)
Accrued Compensation	707	137
Proposed preference dividend	307	307
Other current liabilities	601	134

Total other current liabilities	1,615	578

6. STOCK BASED COMPENSATION
Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three months ended March 31, 2008 and 2009 as shown in the following table:

	For the three months
	ended March 31,
	2008	2009
	($000s)
Research and development	291	(34)
General and administrative	260	(146)

Stock-based compensation costs before income taxes	551	(180)

At the Company’s annual shareholder meeting on May 14, 2008, the stockholders approved and amended the number of shares reserved under the 2006 Plan to 5,200,000 shares of the Company’s common stock, up from 3,000,000 shares. The shares reserved under the 2006 Plan have a maximum maturity of 10 years and generally vest over a four-year period from the date of grant.
A summary of activity for the options under the Company’s 2006 Plan for the three months ended March 31, 2009 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (years)	Value
				(in $000s)
Options outstanding at December 31, 2008	3,674,899	$4.36	8.74	2
Granted	221,000	$0.39
Exercised	—
Expired	—
Cancelled / forfeited	215,215	$5.24

Options outstanding at March 31, 2009	3,680,684	$4.07	8.58	1

Unvested at March 31, 2009	2,316,008	$2.61	9.15	1

Vested and exercisable at March 31, 2009	1,364,676	$6.55	7.61

FAS 123R requires compensation expense associated with share-based awards to be recognized over the requisite service period, which for the Company is the period between the grant date and the date the award vests or becomes exercisable. Most of the awards granted by the Company (and still outstanding), vest ratably over four years, with 1/4 of the award vesting one year from the date of grant and 1/48 of the value vesting each month thereafter. However, certain awards made to executive officers vest over three to five years, depending on the terms of their employment with the Company.
Effective January 1, 2006, the Company elected to recognize all share-based awards issued after the adoption of FAS 123R under the straight-line attribution method. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. This analysis is evaluated quarterly and the forfeiture rate adjusted as necessary. Ultimately, the actual expense recognized over the vesting period is based on only those shares that vest.

The Company used the Black-Scholes option-pricing model with the following assumptions for stock option grants to employees and directors for the three months ended March 31, 2008 and 2009:

	For the three months
	ended March 31,
	2008	2009
Expected term	4.25 – 6 Yrs	5 Yrs
Risk free interest rate	2.75 – 3.15%	1.65 – 1.84%
Expected volatility	65 – 70%	85%
Expected dividend yield over expected term	—	—
Resulting weighted average grant fair value	$2.34	$0.39
The expected term assumption was estimated using past history of early exercise behavior and expectations about future behaviors. Due to the Company’s limited existence of being a public company, the expected volatility assumption was based on the historical volatility of peer companies over the expected term of the option awards.
Estimates of pre-vesting option forfeitures are based on the Company’s experience. Currently the Company uses a forfeiture rate of 20% — 50% depending on when and to whom the options are granted. The Company adjusts its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment in the period of change and may impact the amount of compensation expense to be recognized in future periods. During the quarter ended March 31, 2009 the Company revised the forfeiture rates because actual forfeiture rates were higher than that previously estimated primarily due to the lapsing of stock option grants on the termination of employees. The change in the estimated forfeiture assumptions resulted in a higher charge for stock-based compensation costs than required in prior years with a consequent cumulative credit adjustment in the first quarter of 2009 of approximately $0.2 million.
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
There were no exercises of stock options during the three months ended March 31, 2009 or 2008. As the Company presently has tax loss carry forwards from prior periods and expects to incur tax losses in 2009, the Company is not able to benefit from the deduction for exercised stock options in the current reporting period.
No equity instruments were settled in cash for the three months ended March 31, 2008 and 2009.
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

Restricted Stock
In November 2008, the Company issued restricted common stock to a senior executive of the Company subject to certain forfeiture provisions. Specifically, one quarter of the award vests one year from the date of grant and 1/48 of the award effectively vests each month thereafter. This restricted stock grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. Summarized information for restricted stock grants for the three months ended March 31, 2009 is as follows:

	Restricted Common Stock	Weighted Average Grant Date Value Per Share

Non-vested at December 31, 2008	50,000	$0.44

Granted	—	—

Non-vested at March 31, 2009	50,000	$0.44
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
Summarized information for restricted stock grants for the three months ended March 31, 2009 is as follows:

	Restricted Common Units	Weighted Average Grant Date Value Per Share

Non-vested at December 31, 2008	91,700	$0.44

Granted	—	—

Non-vested at March 31, 2009	91,700	$0.44
7. COMMITMENTS AND CONTINGENCIES
In 2005, the Company recorded an accrued restructuring liability associated with abandoning the facility in Bothell, Washington. The lease term on this space expires December 2010. The Bothell restructuring liability was computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses. The accrual balance was adjusted in 2006 to reflect a change in estimate due to continued deterioration in the local real estate market. As of March 31, 2009, the Bothell accrued restructuring liability was $1.8 million. This represents the Company’s best estimate of the fair value of the liability. Subsequent changes in the liability due to accretion, or changes in estimates of sublease assumptions, etc. will be recognized as adjustments to restructuring charges in future periods.
The Company records payments of rent related to the Bothell facility as a reduction in the amount of the accrued restructuring liability. Accretion expense is recognized due to the passage of time, which is also reflected as a restructuring charge. Based on our current projections of estimated sublease income and a discount rate of 7.8%, the Company expects to record additional accretion expense of approximately $0.1 million over the remaining term of the lease.

The restructuring accrual at March 31, 2009 is as follows:

$000s

Restructuring provision at December 31, 2008	2,091

Restructuring expense for the current period	—

Payments made in the period	(248)

As of March 31, 2009	1,843

Less: amounts due within one year	(1,063)

Other accrued restructuring charges — long term	(780)
In connection with the abandonment of the Bothell facility and the related sale of assets in late 2005, the Company has been subjected to a State sales tax audit by the Department of Revenue of the State of Washington. Based on an evaluation of the underlying asset dispositions and State tax law, the Company believes that the potential loss from the ultimate settlement of the assessment ranges from $270,000 to $1 million. Based on this evaluation the Company continues to accrue $270,000 plus related estimated interest costs of approximately $80,000 as a State tax assessment on the consolidated balance sheet as of March 31, 2009.
Guarantee
On July 28, 2005, Cyclacel Group plc signed a convertible Loan Note Instrument constituting convertible unsecured loan notes. On July, 28, 2005, it entered into a Facility Agreement with Scottish Enterprise, as lender, whereby Scottish Enterprise subscribed for £5 million, or approximately $9 million of the convertible loan notes. Upon the completion of the Stock Purchase, the convertible loan notes held by Scottish Enterprise converted into 1,231,527 preferred D shares in satisfaction of all amounts owed by Group under the convertible loan notes. The number of preferred D shares that Scottish Enterprise received was calculated by dividing the principal amount outstanding under the loan note by £4.06. Scottish Enterprise retains the ability it had under the Facility Agreement to receive a cash payment should the research operations in Scotland be significantly reduced. However, Cyclacel Limited will guarantee approximately $8 million, the amount potentially due to Scottish Enterprise, which will be calculated as a maximum of £5 million less the market value of the shares held (or would have held in the event they dispose of any shares) by Scottish Enterprise at the time of any significant reduction in research facilities.
8. ACQUISITIONS
Acquisition of ALIGN
On October 5, 2007, the Company purchased certain net assets of ALIGN Pharmaceuticals, LLC (“ALIGN”) including exclusive rights to sell and distribute three products in the United States, Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges used primarily to manage the effects of radiation or chemotherapy in cancer patients: The acquired business provides Cyclacel with the foundation to build a commercial organization focused on cancer that is complementary to Cyclacel’s oncology/hematology products in development and is part of Cyclacel’s strategy to build a diversified biopharmaceutical business.
The transaction was accounted for as a business combination and the assets and certain agreed liabilities of ALIGN were recorded, as of the closing date, at their estimated fair values. Following the Company’s annual goodwill and intangible assets impairment review certain assets for the year ended December 31, 2008 were fully written down.

Under the terms of the asset purchase agreement, the Company committed, as part of securing long term supply arrangements, to make future payments of approximately $0.6 million in 2009 and $0.7 million in 2010. The present value of these commitments has been reported as other short term payables and other long term payables on the condensed consolidated balance sheets as of March 31, 2009.
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
Goodwill
The Company recognized goodwill arising on the Xcyte and ALIGN purchase transactions in 2006 and 2007 respectively in accordance with FAS No. 141 “Business Combinations.” or (“FAS 141”). The Company is organized as a single operating segment with two reporting units; ALIGN and Xcyte. The Company performed impairment analyses of goodwill for both Xcyte and ALIGN as at September 30, 2008 and of ALIGN as at December 31, 2008.
In September 2008, the goodwill acquired in the Xcyte transaction was written down in full and in December 2008, goodwill allocated to our ALIGN reporting unit following the ALIGN acquisition was fully written down in accordance with FAS 142.
9. STOCKHOLDERS’ EQUITY
Preferred stock
As of March 31, 2009 there were 2,046,813 6% convertible exchangeable preferred shares issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issue at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November. To date, the company has paid these dividends when they have fallen due. However, as part of the Company’s program to reduce expenditure, on April 6, 2009 the Company’s Board of Directors passed a resolution to suspend payment of, but continue to accumulate, the quarterly cash dividend. The Board of Directors will continue to evaluate the payment of a quarterly cash dividend on a quarterly basis.
To the extent that any dividends payable on the Preferred Stock are not paid, such unpaid dividends are accumulated. If the Company fails to pay an aggregate amount equal to at least six quarterly dividends (whether or not consecutive) on the Preferred Stock, the size of the Company’s Board of Directors will be increased by two members and the holders of the Preferred Stock, voting separately as a class, will have the right to vote to fill the two vacancies created thereby until the Company pays all accumulated but unpaid dividends, at which time such the size of the Company’s Board of Directors will be decreased by two members and the Directors appointed by the Preferred Stock holders will resign.
The Preferred Stock has a liquidation preference of $10 per share, plus accumulated and unpaid dividends. Each quarterly dividend distribution currently totals $0.3 million.
The Preferred Stock is convertible at the option of the holder at any time into the Company’s common stock at a conversion rate of approximately 0.42553 shares of common stock for each share of Preferred Stock based on a price of $23.50 Since inception through March 31, 2009, holders have voluntarily converted 943,187 shares of Preferred Stock into common stock. The Company has reserved 870,980 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at March 31, 2009.

The Preferred Stock has no maturity date and no voting rights prior to conversion into common stock, except under limited circumstances.
Common Stock
December 2007 Committed Equity Financing Facility
In December 2007, the Company entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited (“Kingsbridge”), in which Kingsbridge committed to purchase the lesser of 4,084,590 shares of common stock from Cyclacel or $60 million of capital during the next three years. Under the terms of the agreement unless amended, Cyclacel will determine the exact timing and amount of any CEFF financings, subject to certain conditions. As of March 31, 2009 the Company had not “drawn down” any funds under the CEFF.
Common Stock Warrants
In connection with the Company’s February 16, 2007 Registered Direct Offering the Company issued to investors warrants to purchase 1,062,412 shares of common stock. The warrants issued to the investors are being accounted for as a liability in accordance with EITF 00-19. At the date of the transaction, the fair value of the warrants of $6.8 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 4.58%, expected volatility — 85%, expected dividend yield — 0%, and a remaining contractual life of 6.88 years. The value of the warrant shares is being marked to market each reporting period as a derivative gain or loss on the consolidated statement of operations until exercised or expiration. At December 31, 2008 and March 31, 2009, the fair value of the warrants determined utilizing the Black-Scholes option pricing model was approximately $43,000 and $51,000 respectively. The fair value at March 31, 2009 reflects the reduction in the Company’s common stock price ($0.36), risk free rate of return (1.67%) and the remaining expected term of the warrants (4.88 years). During the three months ended March 31, 2008, the Company recorded a gain of approximately $2.2 million as the change in the value of warrants as compared to a loss of approximately $8,000 for the three months ended March 31, 2009 on the consolidated statement of operations.
The following table summarizes information about warrants outstanding at March 31, 2009:

			Weighted
	Expiration	Common Shares	Average
Issued in Connection With	Date	Issuable	Exercise Price
March 2006 stock issuance	2013	2,571,429	7.00
February 2007 stock issuance	2014	1,062,412	8.44
December 2007 CEFF	2012	175,000	7.17

Total		3,808,841	$7.41

Exercise of Stock Options
There were no stock option exercises during the three months ended March 31, 2009 or 2008.
10. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether an instrument or transaction is measured at fair value. FAS 157 became partially effective for us on January 1, 2008. However, FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, delayed for us the effective date of SFAS 157 until January 1, 2009 for nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. The full adoption of FAS 157 did not have a material impact on the Company’s financial statements.

In December, 2007, FASB issued SFAS 141R, “Business Combinations” (“FAS 141R”), which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. FAS 141R requires, among other things, that in a business combination achieved in stages (sometimes referred to as a “step acquisition”), that the acquirer recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with FAS 141R). FAS 141R also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which in most types of business combinations will be the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired.
In November 2008, FASB ratified the final consensuses reached in EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” and EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets”. EITF 08-6 resolves several accounting issues that arise in applying the equity method of accounting. Most of these issues arise or become more prevalent upon the effective date of FAS141R or FAS160. EITF 08-7 provides guidance on the initial and subsequent measurement of defensive assets acquired in a business combination, apart from acquired in-process research and development assets.
In April 2009, FASB issued FASB Staff Position 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141R-1”). This staff position amends FAS 141R to address application issues around the recognition, measurement, and disclosure of assets and liabilities arising from contingencies in a business combination.
FAS141R, FAS 160, EITF 08-6, EITF 08-7, and FSP FAS 141R-1 all apply prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of these pronouncements did not have an impact on the Company’s financial statements.
New Accounting Standards Not Yet Adopted
In April 2009, FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). This staff position amends the guidance in U.S. GAAP in assessing whether debt securities have experienced an other-than-temporary impairment and, if so, how to recognize the impairment loss in the financial statements. Prior to the issuance of the staff position, an other-than-temporary impairment loss was recognized for investments in debt securities unless the investor could positively assert that it had both the intent and the ability to hold the security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost basis. Under FSP FAS 115-2, an other-than-temporary impairment loss would only be recognized if the investor has the intent to sell the debt security, or more likely than not will be required to sell the debt security, before its anticipated recovery (for example, if its cash or working capital requirements or contractual or regulatory obligations indicate that the debt security will be required to be sold before the forecasted recovery occurs). In addition, the staff position clarifies that if the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis, any credit losses (i.e., the difference between the present value of the cash flows expected to be collected and the amortized cost basis) must be recognized as a loss in the income statement, while other changes in the fair value of the debt security would be reported in other comprehensive income, a component of shareholders’ equity. In all other circumstances where an other-than-temporary impairment loss has been incurred, the entire change in fair value would be recognized as an impairment loss in the income statement. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted. The adoption of this staff position is not expected to have a material effect on the Company’s financial statements.

In April 2009, FASB issued FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This staff position amends existing U.S. GAAP to require publicly traded companies to present disclosures about fair value of financial instruments in interim reporting periods. The staff position will become effective for the Company during the quarter ended June 30, 2009. The adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material effect on the Company’s financial statements.
In April 2009, FASB FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” and FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” In addition, FASB issued another FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires publicly traded companies to provide certain fair value disclosures in their interim reports, not just their annual reports. FAS 115-2 and FAS 124-2 are intended to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to more effectively communicate when an OTTI event has occurred. The FSP applies to debt securities and requires that the total OTTI be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that (a) it does not have the intent to sell or (b) it is not likely that it will have to sell the security prior to its anticipated recovery. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP will be applied prospectively with a cumulative effect transition adjustment as of the beginning of the period in which it is adopted. An entity early adopting this FSP must also early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. The adoption of FAS 115-2 and FAS 124-2 may have a material effect on the Company’s condensed consolidated financial statements to the extent that the Company has material other-than-temporary impairment charges in the future.
11. SUBSEQUENT EVENTS
On April 6, 2009, the Board of Directors passed a resolution to suspend payment of the quarterly cash dividend on the Preferred Stock scheduled for May 1, 2009. To the extent that any dividends payable on the Preferred Stock are not paid the unpaid dividends are accumulated. The Board of Directors will continue to evaluate the payment of a quarterly cash dividend on a quarterly basis. If the Company fails to pay an aggregate amount equal to at least six quarterly dividends (whether or not consecutive) on the Preferred Stock, the size of the Company’s Board of Directors will be increased by two members and the holders of the Preferred Stock, voting separately as a class, will have the right to vote to fill the two vacancies created thereby until the Company pays all accumulated but unpaid dividends, at which time such the size of the Company’s Board of Directors will be decreased by two members and the Directors appointed by the Preferred Stock holders will resign.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including, without limitation, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend that the forward-looking statements be covered by the safe harbor for forward-looking statements in the Exchange Act. The forward-looking information is based on various factors and was derived using numerous assumptions. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions.
Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2008, as updated and supplemented by Part II, Item 1A, entitled “Risk Factors,” of this Quarterly Report on Form 10-Q, and elsewhere in this report. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, “Cyclacel,” the “Company,” “we,” “us,” and “our” refer to Cyclacel Pharmaceuticals, Inc.
Overview
We are a development-stage biopharmaceutical company dedicated to the discovery, development and commercialization of novel, mechanism-targeted drugs to treat human cancers and other serious disorders. Our strategy is focused on leading edge therapeutic management of cancer patients based on our clinical development pipeline led by sapacitabine and a portfolio of three products marketed by our ALIGN subsidiary.
We are focusing our clinical development priorities on sapacitabine and in particular the following indications:
•	Acute myeloid leukemia or AML in the elderly;
•	Myelodysplastic syndromes or MDS; and
•	Non-small cell lung cancer or NSCLC.
We have additional on-going programs in clinical development which are currently pending the availability of clinical data. These programs include sapacitabine for cutaneous T-cell lymphoma or CTCL, seliciclib in nasopharyngeal cancer and NSCLC and CYC116 in solid tumors. Once data becomes available, we will determine the feasibility of pursuing further development and/or partnering of these assets.
To date, we have enrolled in the Phase 2 AML and MDS study 105 AML patients and 31 MDS patients. We are observing partial responses in 3 out 16 patients enrolled in the Phase 2 randomized CTCL trial which will be closed.

Our pipeline and expertise in cell cycle biology
Our core area of expertise is in cell cycle biology or the processes by which cells divide and multiply. We focus primarily on the development of orally available anticancer agents that target the cell cycle with the aim of slowing the progression or shrinking the size of tumors, and enhancing the quality of life and improving survival rates of cancer patients. Our pipeline includes three clinical-stage anticancer drugs that act on the cell cycle including sapacitabine, a nucleoside analogue, seliciclib, a cyclin dependent kinase or CDK inhibitor and CYC116, an Aurora kinase/Vascular Endothelial Factor Receptor 2 or AK/VEGFR2 inhibitor. Although a number of pharmaceutical and biotechnology companies are currently attempting to develop nucleoside analogues, CDK inhibitor and AK inhibitor drugs, we believe that our drug candidates are differentiated in that they are orally available and interact with unique target profiles and mechanisms. For example we believe that our sapacitabine is the only orally available nucleoside analogue presently being tested in Phase 2 trials in AML and seliciclib is the only orally available CDK inhibitor currently in Phase 2 trials. We have also discovered several additional molecules which are in preclinical stages.
We have retained rights to commercialize our clinical development candidates and our business strategy is to enter into selective partnership arrangements with these programs.
Our corporate headquarters is located in Berkeley Heights, New Jersey, with a research facility located in the United Kingdom.
From our inception in 1996 through March 31, 2009, we have devoted substantially all our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of March 31, 2009, our accumulated deficit during the development stage was approximately $207.8 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and preclinical drug candidates. Our operating expenses comprise research and development expenses and selling and general and administrative expenses.
To date, we have not generated significant product revenue but have financed our operations and internal growth through private placements, licensing revenue, interest on investments, government grants and research and development tax credits. Prior to October 2007, our revenue consisted of collaboration and grant revenue. Beginning in 2008 we recognized revenue from sales of commercial products, for the first time, following the ALIGN acquisition in October 2007. We have recognized revenues from inception through March 31, 2009 totaling approximately $7.7 million of which approximately $1.1 million is derived from product sales, approximately $3.0 million from fees under collaborative agreements and approximately $3.6 million of grant revenue from various United Kingdom government grant awards.
Recent Developments
On April 6, 2009, our Board of Directors passed a resolution to suspend payment of the quarterly cash dividend on our 6% Convertible Exchangeable Preferred Stock scheduled for May 1, 2009. To the extent that any dividends payable on the Preferred Stock are not paid the unpaid dividends are accumulated. Our Board of Directors will continue to evaluate the payment of a quarterly cash dividend on a quarterly basis.
On February 6, 2009, we announced progress with a pivotal trial plan for sapacitabine, our oral nucleoside analogue, for the treatment of hematological malignancies. The announcement followed our meeting with the U.S. Food and Drug Administration or FDA. The pivotal trial plan consists of treating in an open-label, single arm study of approximately 100 patients with AML or MDS on a dosing regimen to be selected from the currently ongoing randomized Phase 2 study of oral sapacitabine in elderly patients.
On January 13, 2009, we announced that we began treating patients in a Phase 2, open label, single arm, multicenter clinical trial of sapacitabine in patients with NSCLC who have had one prior chemotherapy.

Intangibles
As part of the acquisition of ALIGN, on October 5, 2007, we acquired rights to a license agreement with Sinclair Pharma PLC as well as to various customer relationships which allowed us to exclusively sell and distribute Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges in the United States. We also assumed all rights to the ALIGN trade name, as well as non-compete agreements signed between ALIGN and its senior managers and a beneficial contract pricing arrangement. Following our annual impairment review of these assets, they were fully written down and an impairment charge of approximately $3.6 million was recognized in the consolidated statement of operations for the year ended December 31, 2008.
Goodwill
The Company recognized goodwill arising on the purchase transactions related to Xcyte Therapies, Inc., (“Xcyte”) on March 27, 2006, and ALIGN on October 5, 2007 in accordance with FAS No. 141 “Business Combinations” (“FAS 141”). We are organized as a single operating segment with two reporting units; ALIGN and Xcyte. We performed an impairment analyses of goodwill for both Xcyte and ALIGN as at September 30, 2008 and of ALIGN as at December 31, 2008. In September 2008, the goodwill acquired in the Xcyte transaction was written down in full and in December 2008, goodwill allocated to our ALIGN reporting unit following the ALIGN acquisition was fully written down in accordance with FAS 142. As a result, we recognized an impairment charge of approximately $4.3 million in accordance with FAS 142 in the consolidated statement of operations for the year ended December 31, 2008.
Results of Operations
The results of operations for the three months ended March 31, 2008 and 2009 and balance sheet data as at December 31, 2008 and March 31, 2009 reflect the operations of us and our subsidiaries.
Three Months Ended March 31, 2009 and 2008
Revenues
The following table summarizes the components of our revenues for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2008	2009	Difference	Difference
		($000s)		%
Product revenue	165	216	51	31
Grant revenue	12	12	—	—

Total revenue	177	228	51	29

Product revenue is derived from the sale of Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges. Grant revenue is recognized as we incur and pay for qualifying costs and services under the applicable grant. Grant revenue is primarily derived from various United Kingdom government grant awards. Grant revenue remained constant at $12,000 for each of three months ended March 31, 2009 and 2008.
The future
We expect that grant revenue will decrease as we focus our expenditure on the advancement of sapacitabine, which is currently in Phase 2 clinical trials, and away from grant qualifying research expenditure.

Cost of goods sold

	Three months ended March 31,
	2008	2009	Difference	Difference
		($000s)		%
Cost of goods sold	96	116	20	21

Total cost of sales represented 54% and 58% of product revenue for the three months ended March 31, 2009 and 2008, respectively. As a result of logistical efficiencies gained during the first year of operations, we experienced an increase in gross margin associated with the ALIGN products. In the future, we expect to maintain these efficiencies.
Research and development expenses
To date, we have focused on drug discovery and development programs, with particular emphasis on orally available anticancer agents. Research and development expense represents costs incurred to discover and develop novel small molecule therapeutics, including clinical trial costs for sapacitabine, seliciclib and CYC116, the advancement of product candidates toward clinical and pre-clinical trials and the development of in-house research to advance our biomarker program and technology platforms. During 2008, in response to changing market conditions, we extensively reduced or stopped expenditure on development and preclinical activities outside of our core focus on sapacitabine. We expect that the full benefit of these cost reductions will be realized in 2009. We expense all research and development costs as they are incurred. Research and development expenses primarily include:
•	clinical trial and regulatory-related costs;

•	payroll and personnel-related expenses, including consultants and contract research;

•	preclinical studies and laboratory supplies and materials;

•	technology license costs; and

•	rent and facility expenses for our laboratories.
The following table provides information with respect to our research and development expenditure for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2008	2009	Difference	Difference
		($000s)		%
Sapacitabine	1,349	1,866	517	38
Seliciclib	830	267	(563)	(68)
CYC116	895	121	(774)	(86)
Other research and development costs	2,812	843	(1,969)	(70)

Total research and development expenses	5,886	3,097	(2,789)	(47)

Total research and development expenses represented 57% and 60% of our operating expenses for the three months ended March 31, 2009 and 2008, respectively.
Research and development expenditure decreased by $2.8 million from $5.9 million for the three month period ended March 31, 2008 to $3.1 million for the three month period ended March 31, 2009. The reduction in costs of $2.8 million is primarily associated with the cost containment measures implemented in September 2008 which reduced headcount and focused resources on sapacitabine. Seliciclib costs decreased by approximately $0.6 million from $0.8 million for the three months ended March 31, 2008 to $0.2 million for three months ended March 31, 2009 primarily due to lower costs in the Phase 2 APPRAISE study as patient enrollment was completed during the third quarter of 2008 and we only incurred costs associated with patient follow-up in the first quarter of 2009. In the CYC116 program expenditure was lower by $0.8 million as costs in 2008 included higher employment related costs and costs associated with re-formulation of the drug. Other research and development costs were reduced by approximately $2.0 million from $2.8 million for the three months ended March 31, 2008 to $0.8 million for three months ended March 31, 2009 due to lower employment related and overhead costs. Sapacitabine costs increased by $0.5 million primarily due to the continuation of our Phase 2 studies of elderly patients in AML and MDS, the commencement of a Phase 2 trial in patients with NSCLC during January 2009 as well as additional preclinical and product scale-up costs.

Primarily as a result of our workforce reductions and a revision to our forfeiture assumptions, we realized a reduction in stock-based compensation expense of approximately $0.4 million from the first quarter of 2008 compared to the first quarter of 2009 from an expense of approximately $0.3 million in 2008 to a gain of $34,000 in 2009.
The future
Following our reduction of expenditure in September 2008 in our non-core research and development programs we have concentrated our resources on the development of sapacitabine in three indications. We therefore expect our research and development expenditure in 2009 to remain lower than that in 2008. During 2009, we expect to announce Phase 2 clinical data for sapacitabine and provide further details on our pivotal trial plans for sapacitabine.
Selling, general and administrative expenses
Selling, general and administrative expenses include costs for sales and marketing and administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the selling, general and administrative expenses for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2008	2009	Difference	Difference
		($000s)		%
Total selling, general and administrative expenses	3,837	2,230	(1,607)	(42)

Total selling, general and administration expenses represented 43% and 39% of our operating expenses for the three months ended March 31, 2009 and 2008, respectively.
Our selling, general and administrative expenditure decreased by $1.6 million to $2.2 million for the three months ended March 31, 2009 from $3.8 million for the three months ended March 31, 2008. The decrease of $1.6 million in expenses was primarily attributable to a reduction in salary costs of $0.5 million, patent and license fees of $0.4 million, stock-based compensation of $0.4 million and professional fees of $0.2 million.
The future
We expect to continue to manage our selling, general and administrative expenses in order to potentially achieve break-even performance from our ALIGN subsidiary.

Other income (expense)
The following table summarizes other income (expense) for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2008	2009	Difference	Difference
		($000s)		%
Change in valuation of warrants	2,209	(8)	(2,217)	(100)
Foreign exchange losses	(40)	(137)	(97)	(243)
Interest income	629	46	(583)	(93)
Interest expense	(83)	(107)	(24)	(29)

Total other income (expense)	2,715	(206)	(2,921)	(108)

Total other income and expense, net, reduced by approximately $2.9 million from net income of $2.7 million for the three months ended March 31, 2008.to a net expense of $0.2 million for the three months ended March 31, 2009. The most significant impact is the change in the valuation of the warrant liability due to the significant reduction in the company’s share price as noted below and to a lesser extent the contractual terms.
The change in valuation of warrants relates to the issue of warrants to purchase shares of our common stock under the registered direct financing completed in February 2007. The warrants issued to the investors meet the requirements of and are being accounted for as a liability in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” or EITF 00-19. The value of the warrants is being marked to market each reporting period as a derivative gain or loss until exercised or expiration. For the three months ended March 31, 2008, the change in the value of warrants amounted to a gain of approximately $2.2 million as compared to a loss of $8,000 for the three months ended March 31, 2009.
The nature of intercompany funding was re-considered in September 2008 and it was concluded that, as repayment of intercompany loans is not expected in the foreseeable future, the nature of the funding advanced was of a long-term investment nature and that the terms of the loans should be amended to reflect this. Effective October 1, 2008, intercompany loans ceased to be repayable on demand and have no fixed repayment date. As a result of the change in repayment terms, from October 1, 2008, all unrealized foreign exchange gains or losses arising on intercompany loans have been recognized in other comprehensive income. Future unrealized foreign exchange gains or losses arising on the intercompany loans will be recognized in other comprehensive income until repayment of the intercompany loan becomes foreseeable.
For the three months ended March 31, 2009 there were foreign exchange movements of approximately $0.1 million recorded on the consolidated statement of operations within the separate line item foreign exchange gains/(losses), within other income (expense). Unrealized foreign exchange losses of approximately $0.9 million arising on intercompany loans in the three months to March 31, 2009 due to the increase in the strength of the United States dollar against the British pound have been recognized in other comprehensive income.
For the three months ended March 31, 2008, we recorded a foreign exchange loss of $26,000 on our intercompany loans due to the strength of the United States dollar against the British pound. This was re-classified from selling, general and administrative expense for comparative purposes.
Interest income decreased by approximately $0.5 million from $0.6 million for the three months to March 31, 2008 to $46,000 for the three months to March 31, 2009. For the three months ended March 2009, maturing short-term investments were reinvested in cash and cash equivalents, being a more secure form of investment and providing greater liquidity. As a result, these assets attracted a lower rate of interest. This has been compounded by a reduction in the average balance of cash and cash equivalents and short-term investments for the three months ended March 31, 2009 as compared to the equivalent period in 2008.

Interest expense increased by $24,000 to $107,000 for the three months ended March 31, 2009 from $83,000 for the three months ended March 31, 2008. During the three months ended March 31, 2008, interest associated with deferred consideration and notes payable in relation to the acquisition of ALIGN on October 5, 2007 was recognized. During the three months ended March 31, 2009 and 2008, interest expenses included accretion expenses associated with the Bothell lease restructuring provision.
The future
The valuation of the warrant liability will continue to be re-measured at the end of each reporting period. The valuation of the warrants is dependent upon many factors, including our stock price, interest rates and the remaining term of the instrument and may fluctuate significantly, which may have a significant impact on our statement of operations.
As the nature of funding advanced through inter-company loans is that of a long-term investment in nature, unrealized foreign exchange gains and losses on such funding are being recognized in other comprehensive income until repayment of the intercompany loan becomes foreseeable and it will have no impact on earnings.
A further accretion expense of approximately $0.1 million associated with the Bothell lease restructuring charge will be recognized over the remaining life of the lease through November 2010.
Income tax benefit
Credit is taken for research and development tax credits, which are claimed from the United Kingdom’s revenue and customs authority, or HMRC, in respect of qualifying research and development costs incurred.
The following table summarizes research and development tax credits for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2008	2009	Difference	Difference
		($000s)		%
Total income tax benefit	675	358	(317)	(47)

Research and development tax credits recoverable decreased by $0.3 million from $0.7 million for three months ended March 31, 2008 to $0.4 million for the three months ended March 31, 2009. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year, but restricted to payroll taxes paid by us in the United Kingdom in that same year. The decrease is a reflection of decreased income taxes available for recovery as a consequence of the lower eligible research and development payroll expenses in the United Kingdom following the workforce reductions announced in September 2008.
The future
We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so. However, as a result of the reduction in employee numbers the amount of payroll taxes payable in future periods will be lower than in previous periods, restricting available research and development tax credits to that lower amount.

Liquidity and Capital Resources
The following is a summary of our key liquidity measures at December 31, 2009 and March 31, 2008:

	December 31,	March 31,
	2008	2009	$ Difference	% Difference
	($000s)
Cash and cash equivalents	24,220	20,442	(3,778)	(16)
Short-term investments, available for sale	1,502	—	(1,502)	(100)

Total cash and cash equivalents and short-term investments	25,722	20,442	(5,280)	(21)

Current assets	29,014	23,431	(5,589)	(19)
Current liabilities	8,627	8,549	(8)	—

Working capital	20,387	14,882	(5,505)	(27)

At March 31, 2009, we had cash and cash equivalents and short-term investments of $20.4 million as compared to $24.2 million at December 31, 2008. The lower balance at March 31, 2009 was primarily due to the ongoing research and development of our product candidates. Since our inception, we have not generated any significant revenue and have relied primarily on the proceeds from sales of equity and preferred securities to finance our operations and internal growth. Additional funding has come through interest on investments, licensing revenue, government grants and research and development tax credits. We have incurred significant losses since our inception. As of March 31, 2009, we had an accumulated deficit of $207.8 million. We believe that existing funds together with cash generated from operations are sufficient to satisfy our planned working capital, capital expenditures, debt service and other financial commitments for the next twelve months but business and environmental risks could have a detrimental affect on our availability of cash.
Cash provided by (used in) operating, investing and financing activities
Cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2009 and 2008, is summarized as follows:

	Three months ended March 31,
	2008	2009
	($000s)
Net cash used in operating activities	(9,855)	(4,793)
Net cash provided by investing activities	9,622	1,494
Net cash used in financing activities	(317)	(307)
Operating activities
Net cash used in operating activities decreased by $5.1 million, from $9.9 million in 2008 to $4.8 million in 2009. Net cash used in operating activities during the three months ended March 31, 2009 of $4.8 million resulted from our net operating loss of $5.1 million, adjusted for material non-cash activities comprising amortization of investment premiums (discounts), change in valuation of liability-classified warrants, depreciation and amortization and non-cash stock based compensation expense, amounting to $45,000 and a net decrease in working capital of $0.2 million due to a decrease in prepaid expenses combined with a net decrease in accounts payable and other current liabilities.
The net decrease of $5.1 million in net cash used in operations was primarily due to the cessation of expenditures on development activities outside of our core projects of approximately $2.8 million and savings on selling, general and administration expenses of approximately $1.6 million.

Investing activities
Net cash provided by investing activities for the three months ended March 31, 2009 and 2008 was $1.5 million and $9.6 million, respectively. For the three months ended March 31, 2009, we redeemed all of our short-term investments of $1.5 million and did not purchase any in the quarter. The decrease in investing activities of approximately $8.1 million is primarily due to us having securities totaling $27.8 million classified as short-term investment at December 31, 2007 as compared to only $1.5 million at December 31, 2008.
Financing activities
For three months ended March 31, 2009 and 2008, the net cash outflow for financing activities primarily related to the payment of our preferred stock dividend of $0.3 million.
Operating Capital and Capital Expenditure Requirements
We expect to continue to incur substantial operating losses in the future. While we have generated modest product revenues from ALIGN product sales to March 31, 2009, we cannot guarantee that we will generate any significant product revenues until a product candidate has been approved by the FDA or similar regulatory agencies in other countries and successfully commercialized. We currently anticipate that our cash, cash equivalents and short-term investments will be sufficient to fund our operations at least through the next 12 months. However we will need to raise substantial additional funds to continue our operations in the longer term.
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
Our future funding requirements will depend on many factors, including but not limited to:
•	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the costs associated with establishing manufacturing and commercialization capabilities;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the effect of competing technological and market developments;

•	the costs of acquiring or investing in businesses, product candidates and technologies; and

•	the economic and other terms and timing of any collaboration, licensing or other arrangements into which we may enter.
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
As we offer a general right of return on these product sales, we must consider the guidance in FAS No. 48, “Revenue Recognition When Right of Return Exists,” or FAS 48, and Staff Accounting Bulletin No. 104 “Revenue Recognition,” or SAB 104. Under these pronouncements, we account for all product sales using the “sell-through” method. Under the sell-through method, revenue is not recognized upon shipment of product to distributors. Instead, we record deferred revenue at gross invoice sales price and deferred cost of sales at the cost at which those goods were held in inventory. We recognize revenue when such inventory is sold through to the end user. To estimate product sold through to end users, we rely on third-party information, including information obtained from significant distributors with respect to their inventory levels and sell-through to customers.
Stock-based Compensation
The Company grants stock options, restricted stock units and restricted stock to officers, employees, directors and consultants under the Company’s 2006 Amended and Restated 2006 Equity Incentive Plan, which was amended and restated as of April 14, 2008. We also have outstanding options under various stock-based compensation plans for employees and directors.
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
Such value is recognized as an expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. During the quarter ended March 31, 2009, we revised the forfeiture rates because actual forfeiture rates were higher than that previously estimated primarily due to the lapsing of stock option grants on the termination of employees. The revision to past forfeiture estimates for the three months ended March 31, 2009 resulted in a reversal of stock-based compensation cost recognized in prior years with a consequent net gain of approximately $0.2 million on the consolidated statement of operations.

Warrants liability
February 2007 Financing
EITF 00-19 requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no subsequent fair value adjustments are required. We review the classification of the contracts at each balance sheet date. Pursuant to EITF 00-19, since we are unable to control all the events or actions necessary to settle the warrants in registered shares the warrants have been recorded as a current liability at fair value. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statements of operations. The change in fair value recognized in the financial statements during the three months ended March 31, 2008 and 2009 was $2.2 million and $8,000, respectively, with regards to the February 2007 financing. Fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the warrants liability.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to fluctuations in foreign currency exchange rates, interest rates and investment credit ratings.
Investment and Interest Rate Risk
Financial instruments which potentially subject the Company to interest rate risk consist principally of cash and cash equivalents and short-term investments. As of March 31, 2009, our cash and cash equivalents of approximately $20.4 million are invested in highly liquid money market accounts.
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Pursuant to our investment guidelines, all investments in commercial paper and corporate bonds of financial institutions and corporations are rated “A” or better by both Moody’s and Standard and Poor’s, no one individual security shall have a maturity of greater than 18 months and investments in any one corporation is restricted to 10% of the total portfolio. To minimize our exposure to adverse shifts in interest rates, we invest in short-term instruments and, at March 31, 2009, we held no investments with a maturity in excess of one year. Due to the short-term nature of our investments, portfolio diversification and our investment policy, we believe that our exposure to market interest rate fluctuations is minimal, liquidity is maintained and we do not have a material financial market risk exposure.
A hypothetical 10% change in short-term interest rates from those in effect at March 31, 2009 would not have a significant impact on our financial position or our expected results of operations. However, we may continue to have risk exposure to our holdings in cash, money market accounts and cash equivalents, which may adversely impact the fair value of our holdings. As of March 31, 2009, there were no indicators of credit risk impact to the valuation of our cash, cash equivalents or short term investments. We do not currently hold any derivative financial instruments with interest rate risk.

Foreign Currency Risk
We are exposed to foreign currency rate fluctuations related to the operation of our subsidiary in the United Kingdom. At the end of each reporting period, income and expenses of the subsidiary are re-measured into United States dollars using the average currency rate in effect for the period and assets and liabilities are re-measured into United States dollars using either historical rates or the exchange rate in effect at the end of the period. Intercompany loans with this subsidiary are denominated in United States dollars and unrealized foreign exchange gains and losses arising on these loans were recorded in the consolidated statement of operations within the separate line item foreign exchange gains/(losses) within other income (expense) up to September 30, 2008.
We concluded that the repayment of intercompany loans is not expected in the foreseeable future and that the nature of the funding advanced was of a long-term investment nature and that the terms of the loans should be amended to reflect this. Effective October 1, 2008 intercompany loans ceased to be repayable on demand and have no fixed repayment date. As a result of the change in repayment terms, from October 1, 2008 all unrealized foreign exchange gains or losses arising on intercompany loans have been recognized in other comprehensive income. Future unrealized foreign exchange gains or losses arising on the intercompany loans will be recognized in other comprehensive income until repayment of the intercompany loan becomes foreseeable.
We currently do not engage in foreign currency hedging. We enter into certain transactions denominated in foreign currencies in respect of underlying operations and, therefore, we are subject to currency exchange risks. During the three months to March 31, 2009 we recognized a realized loss of $0.1 million on such transactions. Other differences on foreign currency translation arising on consolidation of $1.0 million are also recorded as a movement in other comprehensive income.
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
In December 2007, we entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge, in which Kingsbridge committed to provide us up to $60 million of capital during the next three years. Under the terms of the CEFF unless amended, we may access capital from Kingsbridge in tranches with Kingsbridge purchasing newly issued shares of our common stock with each tranche being priced at a discount to the average market price of the common stock during an eight-day pricing period.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Spiro Rombotis, our President and Chief Executive Officer, and Paul McBarron, our Executive Vice President, Finance, Chief Financial Officer and Chief Operating Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e)), have concluded that, as of March 31, 2009, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and regulations.
Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, there has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal proceedings.
None.
Item 1A. Risk Factors.
In analyzing our company, you should consider carefully the following risk factors, together with all of the other information included in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Quarterly Report on Form 10-Q. Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.
If regulatory agencies do not accept our proposed registration pathways based on Phase 2 data, then we will likely need to conduct large pivotal studies, which are time-consuming and expensive.
Regulatory agencies including but not limited to the FDA, have in certain instances accepted Phase 2 data from uncontrolled studies, as sufficient for approval in indications where an unmet medical need exists or in exceptional circumstances. Based on preliminary discussions with the FDA, we believe that the FDA will accept a Phase 2 uncontrolled study of sapacitabine as a registration study, however, further discussions with the FDA this year will be required to fully define our registrations pathway. If regulatory agencies, including but not limited to the FDA, determine that the design or results of our Phase 2 studies are not sufficient for approval of our investigational drugs, we will likely need to undertake large, controlled or randomized pivotal studies, which are time-consuming and expensive. Because we have limited resources, and research and development is an expensive process, any such requirements may adversely impact our operating results and financial condition and delay or block our ability to commercialize our lead drug candidates.
Even if we believe that the data collected from clinical trials of our drug candidates are promising with respect to safety and efficacy, such data may not be deemed sufficient by regulatory authorities to warrant product approval. Clinical data can be interpreted in different ways. Regulatory officials could interpret such data in different ways than we do which could delay, limit or prevent regulatory approval. The FDA, other regulatory authorities or we may suspend or terminate clinical trials at any time. Any failure or significant delay in completing clinical trials for our lead drug candidates, or in receiving regulatory approval for the commercialization of our lead drug candidates, may adversely affect our business.
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

Raising additional capital in the future may not be available to us on reasonable terms, if at all, when or as we require additional funding. If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing stockholders would experience further dilution. If we fail to obtain additional funding, we may be unable to complete the development and commercialization of our drug candidates or continue to fund our research and development programs.
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
On December 10, 2007, we entered into the committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge. The CEFF entitles us to sell and obligates Kingsbridge to purchase the lesser of 4,084,590 shares of our common stock or $60 million of our common stock, during the next three years, subject to certain conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock of $2.50 per share; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; effectiveness of the registration statement; and the continued listing of our stock on The NASDAQ Global Market. As the price of our common stock has traded for some months below the minimum price required under the CEFF agreement and we have no certainty that the price of our common stock will exceed the minimum price requirements, we may never be able to access the funds available to us under the CEFF.
In addition, Kingsbridge is permitted to terminate the CEFF if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition and if such condition continues for a period of 10 days from the date Kingsbridge provides us notice of such material and adverse event.

If we are unable to access funds through the CEFF, or if the CEFF is terminated by Kingsbridge, or if the CEFF is amended, the terms may be worse than those in effect then we may be unable to access capital on favorable terms or at all.
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
If we do not realize the expected benefits from the restructuring, such as the one we announced in September 2008, our operating results and financial conditions could be negatively impacted.
In September 2008, we announced a strategic restructuring designed to focus our resources on our lead drug, sapacitabine, while maintaining the Company’s core competency in drug discovery and cell cycle biology. We cannot guarantee that we will not have to undertake additional restructuring activities, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our restructuring. If we are unable to realize the expected operational efficiencies from our restructuring activities, our operating results and financial condition could be adversely affected.
Any future workforce and expense reductions may have an adverse impact on our internal programs, strategic plans, our ability to hire and retain key personnel and may be distracting to our management.
Further workforce and expense reductions additional to that carried out in September 2008 could result in significant delays in implementing our strategic plans. In addition, employees, whether or not directly affected by such reduction, may seek future employment with our business partners or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce and expense reductions. In addition, the implementation of expense reduction programs may result in the diversion of the time and attention of our executive management team and other key employees, which could adversely affect our business. Any additional workforce reductions or restructurings would be expected to involve significant expense as a result of contractual terms in certain of our existing agreements, including potential severance obligations.

Budget constraints resulting from our restructuring plan may negatively impact our research and development, forcing us to delay our efforts to develop certain product candidates in favor of developing others, which may prevent us from commercializing our product candidates as quickly as possible.
Research and development is an expensive process. As part of our restructuring plan, we have decided to focus our clinical development priorities on sapacitabine, while still possibly continuing to progress additional programs pending the availability of clinical data and the availability of funds, at which time we will determine the feasibility of pursuing, if at all, further advanced development of seliciclib and CYC116. Because we have had to prioritize our development candidates as a result of budget constraints, we may not be able to fully realize the value of our product candidates in a timely manner, if at all.
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
Some of our costs and expenses are denominated in foreign currencies. Most of our foreign expenses are associated with our research and development operations of our United Kingdom-based wholly-owned subsidiary. When the U.S. dollar weakens against the British pound, the United States dollar value of the foreign currency denominated expense increases, and when the United States dollar strengthens against the British pound, the United States dollar value of the foreign currency denominated expense decreases. Consequently, changes in exchange rates, and in particular a weakening of the United States dollar, may adversely affect our results of operations.
We are exposed to risk related to the marketable securities we may purchase.
We may invest cash not required to meet short term obligations in short term marketable securities. We may purchase securities in United States government, government-sponsored agencies and highly rated corporate and asset-backed securities subject to an approved investment policy. Historically, investment in these securities has been highly liquid and has experienced only very limited defaults. However, recent volatility in the financial markets has created additional uncertainty regarding the liquidity and safety of these investments. Although we believe our marketable securities investments are safe and highly liquid, we cannot guarantee that our investment portfolio will not be negatively impacted by recent or future market volatility or credit restrictions.

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
Clinical trials are expensive and complex, can take many years and have uncertain outcomes. We estimate that clinical trials of our most advanced drug candidates may be required to continue beyond our available funding and may take several years more to complete. The designs used in some of our trials have not been used widely by other pharmaceutical companies. Failure can occur at any stage of the testing and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of our current or future drug candidates, including but not limited to:
•	delays in securing clinical investigators or trial sites for our clinical trials;
•	delays in obtaining institutional review board, or IRB, and other regulatory approvals to commence a clinical trial;
•	slower than anticipated rates of patient recruitment and enrollment, or reaching the targeted number of patients because of competition for patients from other trials or other reasons;
•	negative or inconclusive results from clinical trials;
•	unforeseen safety issues;
•	uncertain dosing issues may or may not be related to suboptimal pharmacokinetic and pharmacodynamic behaviors.
•	approval and introduction of new therapies or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications obsolete;
•	inability to monitor patients adequately during or after treatment or problems with investigator or patient compliance with the trial protocols;
•	inability to replicate in large controlled studies safety and efficacy data obtained from a limited number of patients in uncontrolled trials;
•	inability or unwillingness of medical investigators to follow our clinical protocols; and
•	unavailability of clinical trial supplies.
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
Adverse or inconclusive results from our clinical trials may substantially delay, or halt entirely, any further development of our drug candidates. Many companies have failed to demonstrate the safety or effectiveness of drug candidates in later stage clinical trials notwithstanding favorable results in early stage clinical trials. Previously unforeseen and unacceptable side effects could interrupt, delay or halt clinical trials of our drug candidates and could result in the FDA or other regulatory authorities denying approval of our drug candidates. We will need to demonstrate safety and efficacy for specific indications of use, and monitor safety and compliance with clinical trial protocols throughout the development process. To date, long-term safety and efficacy has not been demonstrated in clinical trials for any of our drug candidates. Toxicity and “serious adverse events” as defined in trial protocols have been noted in preclinical and clinical trials involving certain of our drug candidates. For example, neutropenia and gastro-intestinal toxicity were observed in patients receiving sapacitabine and elevations of liver enzymes and decrease in potassium levels have been observed in patients receiving seliciclib.

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
Our development of small molecule inhibitors of CDK and AK is based on our understanding of the mechanisms of action of CDK and AK inhibitors and their interaction with other cellular mechanisms. One of our drug candidates, seliciclib, is a CDK inhibitor, and CYC116 is an AK and VEGFR2 inhibitor. Although a number of pharmaceutical and biotechnology companies are attempting to develop CDK or AK inhibitor drugs for the treatment of cancer, no CDK or AK inhibitor has yet reached the market. If our understanding of the role played by CDKs or AK inhibitors in regulating the cell cycle is incorrect, seliciclib and/or CYC116 may fail to produce therapeutically relevant results hindering our ability to pursue our clinical and regulatory strategy.
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
We do not have the ability to independently conduct clinical trials required to obtain regulatory approvals for our drug candidates. We must rely on third parties, such as contract research organizations, data management companies, contract clinical research associates, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. In addition, we rely on third parties to assist with our preclinical development of drug candidates. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our drug candidates.

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
We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates under development or our currently marketed ALIGN products. We currently lack the resources or the capacity to manufacture any of our products on a clinical or commercial scale. We depend upon a third party, Sinclair, to manufacture the commercial products sold by our ALIGN subsidiary and we can not rely upon Sinclair to continue to supply the products. We anticipate future reliance on a limited number of third party manufacturers until we are able, or decide to, expand our operations to include manufacturing capacities. Any performance failure on the part of manufacturers could delay late stage clinical development or regulatory approval of our drug, the commercialization of our drugs or our ability to sell our commercial products, producing additional losses and depriving us of potential product revenues.

If the FDA or other regulatory agencies approve any of our drug candidates for commercial sale, or if we significantly expand our clinical trials, we will need to manufacture them in larger quantities and will be required to secure alternative third-party suppliers to our current suppliers. To date, our drug candidates have been manufactured in small quantities for preclinical testing and clinical trials and we may not be able to successfully increase the manufacturing capacity, whether in collaboration with our current or future third-party manufacturers or on our own, for any of our drug candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA and other regulatory bodies must review and approve. If we are unable to successfully increase the manufacturing capacity for a drug candidate whether for late stage clinical trials or for commercial sale or are unable to secure alternative third-party suppliers to our current suppliers, the drug development, regulatory approval or commercial launch of any related drugs may be delayed or blocked or there may be a shortage in supply. Even if any third party manufacturer makes improvements in the manufacturing process for our drug candidates, we may not own, or may have to share, the intellectual property rights to such innovation.
As we evolve from a company primarily involved in discovery and development to one also involved in the commercialization of drugs and devices, we may encounter difficulties in managing our growth and expanding our operations successfully.
In order to execute our business strategy, we will need to expand our development, control and regulatory capabilities and develop financial, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. If our operations expand, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. Our ability to manage our operations and any growth will require us to make appropriate changes and upgrades, as necessary, to our operational, financial and management controls, reporting systems and procedures wherever we may operate. Any inability to manage growth could delay the execution of our business plan or disrupt our operations.
The failure to attract and retain skilled personnel and key relationships could impair our drug development and commercialization efforts.
We are highly dependent on our senior management and key scientific, technical and sales and marketing personnel. Competition for these types of personnel is intense. The loss of the services of any member of our senior management, scientific, technical or sales or marketing staff may significantly delay or prevent the achievement of drug development and other business objectives and could have a material adverse effect on our business, operating results and financial condition. We also rely on consultants and advisors to assist us in formulating our strategy. All of our consultants and advisors are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to contribute to us. With the acquisition of ALIGN, the success of the commercialization of those products depends, in large part, on our continued ability to develop and maintain important relationships with distributors and research and medical institutions. Failure to do that could have a material adverse effect on our ability to commercialize the ALIGN products.
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
Obtaining an NDA approval is expensive and is a complex, lengthy and uncertain process. The FDA approval process for a new drug involves completion of preclinical studies and the submission of the results of these studies to the FDA, together with proposed clinical protocols, manufacturing information, analytical data and other information in an Investigational New Drug, or IND, which must become effective before human clinical trials may begin. Clinical development typically involves three phases of study: Phase 1, 2 and 3. The most significant costs associated with clinical development are the pivotal or suitable for registration late Phase 2 or Phase 3 clinical trials as they tend to be the longest and largest studies conducted during the drug development process. After completion of clinical trials, an NDA may be submitted to the FDA. In responding to an NDA, the FDA may refuse to file the application, or if accepted for filing, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. In addition, failure to comply with FDA and other applicable foreign and U.S. regulatory requirements may subject us to administrative or judicially imposed sanctions. These include warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production and refusal to approve either pending NDAs, or supplements to approved NDAs.
Despite the substantial time and expense invested in preparation and submission of an NDA or equivalents in other jurisdictions, regulatory approval is never guaranteed. The FDA and other regulatory authorities in the United States, the European Union and elsewhere exercise substantial discretion in the drug approval process. The number, size and design of preclinical studies and clinical trials that will be required for FDA or other regulatory approval will vary depending on the drug candidate, the disease or condition for which the drug candidate is intended to be used and the regulations and guidance documents applicable to any particular drug candidate. The FDA or other regulators can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to:
•	those discussed in the risk factor which immediately follows;
•	the fact that FDA or other regulatory officials may not approve our or our third party manufacturer’s processes or facilities; or
•	the fact that new regulations may be enacted by the FDA or other regulators may change their approval policies or adoption of new regulations requiring new or different evidence of safety and efficacy for the intended use of a drug candidate.

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
We currently license some of the compounds and drug candidates used in our research programs from third parties. These include sapacitabine which was licensed from Daiichi-Sankyo. Our present research involving these compounds relies upon previous research conducted by third parties over whom we had no control and before we in-licensed the drug candidates. In order to receive regulatory approval of a drug candidate, we must present all relevant data and information obtained during our research and development, including research conducted prior to our licensure of the drug candidate. Although we are not currently aware of any such problems, any problems that emerge with preclinical research and testing conducted prior to our in-licensing may affect future results or our ability to document prior research and to conduct clinical trials, which could delay, limit or prevent regulatory approval for our drug candidates.
We face intense competition and our competitors may develop drugs that are less expensive, safer, or more effective than our drug candidates.
We are engaged in a rapidly changing and highly competitive field. We are seeking to develop and market products that will compete with other products and drugs that currently exist or are being developed. We compete with companies that are developing small molecule drugs, as well as companies that have developed drugs or are developing alternative drug candidates for cancer or other serious disorders where there is abnormal cell proliferation. We believe that several companies are developing drugs targeting cancer that may compete with our candidates. A large number of drug candidates are in development for the treatment of leukemias, lymphomas, lung cancer and nasopharyngeal cancer. Several pharmaceutical and biotechnology companies have nucleoside analogs on the market or in clinical trials for oncology indications, including Eli Lilly, Genzyme, GlaxoSmithKline and Mayne Pharma. We believe that we are currently the only company that has an orally available CDK inhibitor in Phase 2 clinical trials. We believe that a number of companies, including AstraZeneca, Bayer-Schering, Eisai, Pfizer, Roche and Sunesis are developing CDK inhibitors in early stage clinical trials in cancer patients. Although Aventis, a predecessor of Sanofi-Aventis, had previously announced that it has ceased Phase 2 development of alvocidib or flavopiridol, a CDK inhibitor, we believe that the National Cancer Institute’s Cancer Therapy Evaluation Program is continuing to enroll patients in a Phase 2 trial and that Sanofi-Aventis has reinitiated development of alvocidib in Phase 3 clinical trials in patients with chronic leukemia. A number of companies are pursuing discovery and research activities in each of the other areas that are the subject of our research and drug development programs. We believe that AstraZeneca, Merck, jointly with Vertex, Merck-Serono, Millennium and Sunesis and Takeda-Millennium have commenced Phase 2 or Phase 1 clinical trials of Aurora kinase inhibitors in patients with advanced cancers. Several companies have reported selection of Aurora kinase inhibitor candidates for development and may have started or are expected to start clinical trials within the next twelve months. We believe that Boehringer Ingelheim, GlaxoSmithKline and Onconova have commenced Phase 1 or Phase 2 clinical trials with Plk inhibitor candidates for oncology indications. We believe that Beiersdorf, Daiichi-Sankyo, Eisai, Johnson & Johnson, MPM Medical and other companies market products for radiation dermatitis or xerostomia.

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
An active public market for our common stock has not developed. Our stock can trade in small volumes which may make the price of our stock highly volatile. The last reported price of our stock may not represent the price at which you would be able to buy or sell the stock. The market prices for securities of companies comparable to us have been highly volatile. Often, these stocks have experienced significant price and volume fluctuations for reasons that are both related and unrelated to the operating performance of the individual companies. In addition, the stock market as a whole and biotechnology and other life science stocks in particular have experienced significant recent volatility. Like our common stock, these stocks have experienced significant price and volume fluctuations for reasons unrelated to the operating performance of the individual companies. In addition, due to our existing stock price, we may not continue to qualify for continued listing on the NASDAQ Global Market. To maintain listing, we are required, among other things, to maintain a minimum closing bid price of $1.00 per share. On October 16, 2008, NASDAQ temporarily suspended enforcement of its continued listing requirements rules requiring a minimum $1.00 closing bid price and market value of publicly held shares for listing on the NASDAQ Stock Market until January 16, 2009. On December 18, 2008, NASDAQ extended its temporary suspension through April 19, 2009. On March 31, 2009, NASDAQ extended its temporary suspension through July 19, 2009. Factors giving rise to this volatility may include:
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
In March 2008 (as amended in December 2008 with respect to our President and Chief Executive Officer), we entered into employment agreements with our President and Chief Executive Officer and our Executive Vice President, Finance, Chief Financial Officer and Chief Operating Officer, which contain severance arrangements in the event that such executive’s employment is terminated without “cause” or as a result of a “change of control” (as each such term is defined in each agreement). The financial obligations triggered by these provisions may prevent a business combination or acquisition that would be attractive to stockholders and could limit the price that investors would be willing to pay in the future for our stock.
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
If we continue to suspend payment of the quarterly dividends on our 6% Convertible Exchangeable Preferred Stock for a total of six quarterly dividend periods, we will have to grant additional rights to our holders of Preferred Stock with respect to the management of the Company.
On April 6, 2009, our board of directors passed a resolution to suspend payment of the quarterly cash dividend on the Company’s 6% Convertible Exchangeable Preferred Stock, or the Preferred Stock, scheduled for May 1, 2009. To the extent that any dividends payable on the Preferred Stock are not paid, such unpaid dividends are accumulated. However, if we fail to pay dividends on the Preferred Stock for six quarterly dividend periods (whether or not consecutive), the size of our board of directors will be increased by two and the holders of the Preferred Stock will have the right to vote to fill the two vacancies created thereby until we pay all accumulated and unpaid dividends. Although our board of directors will continue to evaluate the payment of a quarterly cash dividend on a quarterly basis, we cannot assure you that we will be able to continue to pay the dividends and that holders of our Preferred Stock will not be granted additional rights with respect to our management.
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

The market prices of the securities of biotechnology companies, particularly companies like us without product revenues and earnings, have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the performance of particular companies. In the past, companies that experience volatility in the market price of their securities have often faced securities class action litigation. Moreover, market prices for stocks of biotechnology-related and technology companies frequently reach levels that bear no relationship to the performance of these companies. These market prices generally are not sustainable and are highly volatile. Whether or not meritorious, litigation brought against us could result in substantial costs, divert our management’s attention and resources and harm our financial condition and results of operations. In addition, due to our existing stock price, we may not continue to qualify for continued listing on the NASDAQ Global Market. Please see Risk Factor: Our common stock may have a volatile public trading price.
The future sale of our common and convertible preferred stock and future issuances of our common stock upon conversion of our convertible preferred stock could negatively affect our stock price.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities.
On April 6, 2009, our board of directors passed a resolution to suspend payment of the quarterly cash dividend on the Company’s 6% Convertible Exchangeable Preferred Stock scheduled for May 1, 2009. The aggregate amount of dividends that would have been paid is $307,022.
Item 4. Submissions of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.

10.1	Amendment No. 1, dated as of December 31, 2008, to Employment Agreement by and between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis, dated as of January 1, 2008.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Berkeley Heights, New Jersey, on May 15, 2009.

CYCLACEL PHARMACEUTICALS, INC.
Dated: May 15, 2009.	By:	/s/ Paul McBarron
Paul McBarron
Executive Vice President, Finance, Chief Financial Officer and Chief Operating Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Amendment No. 1, dated as of December 31, 2008, to Employment Agreement by and between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis, dated as of January 1, 2008.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002