Form 10-Q
period 2009-06-30
Cyclacel Pharmaceuticals, Inc.
filed 2009-08-13
CIK 1130166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-50626
CYCLACEL PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1707622
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Connell Drive, Suite 1500 Berkeley Heights, New Jersey	07922 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (908) 517-7330
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting filer ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 12, 2009 there were 24,433,129 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In $000s, except share amounts)

	December 31,	June 30,
	2008	2009
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	24,220	15,864
Short-term investments	1,502	—
Inventory	508	306
Prepaid expenses and other current assets	2,784	1,797

Total current assets	29,014	17,967
Property, plant and equipment (net)	1,748	1,297
Deposits and other assets	195	196

Total assets	30,957	19,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	754	1,440
Accrued liabilities	5,186	6,921
Other current liabilities	1,615	777
Warrant liability	43	339
Current portion of other accrued restructuring charges	1,029	1,209

Total current liabilities	8,627	10,686
Other accrued restructuring charges, net of current	1,062	526
Other long term payables	626	—

Total liabilities	10,315	11,212

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2008 and June 30, 2009; 2,046,813 shares issued and outstanding at December 31, 2008 and June 30, 2009. Aggregate preference in liquidation of $20,673,000 at December 31, 2008 and June 30, 2009.	2	2
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2008 and June 30, 2009; 20,433,129 shares issued and outstanding at December 31, 2008 and June 30, 2009	20	20
Additional paid-in capital	223,377	222,932
Accumulated other comprehensive loss	(42)	118
Deficit accumulated during the development stage	(202,715)	(214,824)

Total stockholders’ equity	20,642	8,248

Total liabilities and stockholders’ equity	30,957	19,460

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In $000s, except share and per share amounts)
(Unaudited)

					Period from
					August 13,
					1996
	Three Months Ended		Six Months Ended		(inception) to
	June 30,		June 30,		June 30,
	2008	2009	2008	2009	2009
Revenues:
Collaboration and research and development revenue	—	—	—	—	3,000
Product revenue	168	249	333	465	1,303
Grant revenue	12	17	24	29	3,664

Total revenue	180	266	357	494	7,967

Operating expenses:
Cost of goods sold	99	192	195	308	738
Research and development	5,803	2,683	11,688	5,780	166,193
Selling, general and administrative	4,281	2,285	8,119	4,515	67,823
Goodwill and intangibles impairment	—	—	—	—	7,934
Restructuring expenses	—	366	—	366	4,286

Total operating expenses	10,183	5,526	20,002	10,969	246,974

Operating loss	(10,003)	(5,260)	(19,645)	(10,475)	(239,007)
Other income (expense):
Costs associated with aborted 2004 IPO	—	—	—	—	(3,550)
Payment under guarantee	—	(1,652)	—	(1,652)	(1,652)
Change in valuation of derivative	—	—	—	—	(308)
Change in valuation of warrants	680	(288)	2,889	(296)	6,411
Foreign exchange gains/(losses)	177	(111)	137	(248)	(4,291)
Interest income	267	46	897	92	13,633
Interest expense	(90)	(13)	(175)	(120)	(4,577)

Total other income (expense)	1,034	(2,018)	3,748	(2,224)	5,666

Loss before taxes	(8,969)	(7,278)	(15,897)	(12,699)	(231,689)
Income tax benefit	425	233	1,101	591	16,865

Net loss	(8,544)	(7,045)	(14,796)	(12,108)	(214,824)
Dividends on Preferred Ordinary shares	—	—	—	—	(38,123)

Net loss applicable to common shareholders	(8,544)	(7,045)	(14,796)	(12,108)	(252,947)

Net loss per share — Basic and diluted	$(0.42)	$(0.34)	$(0.72)	$(0.59)

Weighted average common shares outstanding	20,433,129	20,433,129	20,433,129	20,433,129

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $000s)
(Unaudited)

			Period from
			August 13,
			1996
	Six Months Ended		(inception) to
	June 30,		June 30,
	2008	2009	2009
Cash flows from operating activities:
Net loss	(14,796)	(12,108)	(214,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of deferred consideration payable in common stock related to the acquisition of ALIGN	19	—	—
Accretion of interest on notes payable, net of amortization of debt premium	39	18	121
Amortization of investment premiums, net	(1,057)	20	(2,297)
Change in valuation of derivative	—	—	308
Change in valuation of warrants	(2,889)	296	(6,411)
Depreciation and amortization	1,022	604	12,679
Goodwill and intangibles impairment	—	—	7,934
Unrealized foreign exchange loss	(268)	—	7,747
Deferred revenue	—	—	(98)
Compensation for warrants issued to non employees	—	—	1,215
Shares issued for IP rights	—	—	446
Loss (gain) on disposal of property, plant and equipment	—	(10)	19
Stock based compensation	947	168	15,753
Provision for restructuring	—	146	1,925
Amortization of issuance costs of Preferred Ordinary “C” shares	—	—	2,517
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(716)	(1,189)	(3,657)
Accounts payable and other current liabilities	(1,244)	1,617	117

Net cash used in operating activities	(18,943)	(10,438)	(176,506)

Investing activities:
Purchase of ALIGN	—	—	(3,763)
Purchase of property, plant and equipment	(322)	(10)	(8,818)
Proceeds from sale of property, plant and equipment	—	13	39
Purchase of short-term investments	(857)	—	(155,175)
Redemptions of short-term investments, net of maturities	21,391	1,502	161,267

Net cash provided by (used in) investing activities	20,212	1,505	(6,450)

Financing activities:
Payment of capital lease obligations	(10)		(3,719)
Proceeds from issuance of ordinary and preferred ordinary shares, net of issuance costs	—	—	90,858
Proceeds from issuance of common stock and warrants, net of issuance costs	—	—	75,983
Net proceeds from stock options and warrants exercised	—	—	163

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $000s)
(Unaudited)

			Period from
			August 13,
			1996
	Six Months Ended		(inception) to
	June 30,		June 30,
	2008	2009	2009
Payment of preferred stock dividend	(614)	(307)	(3,679)
Repayment of government loan	—	—	(455)
Government loan received	—	—	414
Loan received from Cyclacel Group Plc	—	—	9,103
Proceeds of committable loan notes issued from shareholders	—	—	8,883
Loans received from shareholders	—	—	1,645
Cash and cash equivalents assumed on stock purchase	—	—	17,915
Costs associated with stock purchase	—	—	(1,951)

Net cash (used in) provided by financing activities	(624)	(307)	194,160

Effect of exchange rate changes on cash and cash equivalents	49	884	3,967
Net (decrease) increase in cash and cash equivalents	645	(8,356)	15,864
Cash and cash equivalents at beginning of period	30,987	24,220	—

Cash and cash equivalents at end of period	31,681	15,864	15,864

Supplemental disclosure of cash flows information:
Cash received during the period for:
Interest	628	57	11,702
Taxes	296	1,527	16,444
Cash paid during the period for:
Interest	(119)	—	(1,681)
Schedule of non-cash transactions:
Acquisitions of equipment purchased through capital leases	—	—	3,470
Issuance of Ordinary shares in connection with license agreements	—	—	592
Issuance of Ordinary shares on conversion of bridging loan	—	—	1,638
Issuance of Preferred Ordinary “C” shares on conversion of secured convertible loan notes and accrued interest	—	—	8,893
Issuance of Ordinary shares in lieu of cash bonus	—	—	164
Issuance of other long term payable on ALIGN acquisition	—	—	1,122
The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Cyclacel Pharmaceuticals, Inc. (“Cyclacel” or the “Company”) is a development-stage biopharmaceutical company dedicated to the discovery, development and commercialization of novel, mechanism-targeted drugs to treat human cancers and other serious disorders. Cyclacel’s strategy is focused on leading edge therapeutic management of cancer patients based on its clinical development pipeline led by sapacitabine and a portfolio of three products marketed by one of its subsidiaries ALIGN Pharmaceuticals, LLC (“ALIGN”).
The Company is focusing its clinical development priorities on sapacitabine in the following indications:
•	Acute myeloid leukemia or AML in the elderly;
•	Myelodysplastic syndromes or MDS; and
•	Non-small cell lung cancer or NSCLC.
The Company has additional ongoing programs in clinical development which are currently pending the availability of clinical data. Once these data become available and are reviewed, the Company will determine the feasibility of pursuing further development and/or partnering of these assets including sapacitabine in combination with seliciclib, seliciclib in nasopharyngeal cancer and NSCLC and CYC116.
To date, the Phase 2 AML and MDS study has enrolled 105 AML patients and 31 MDS patients. Partial responses were observed in 3 out of 16 patients enrolled in the Phase 2 randomized CTCL trial which will be closed.
In September 2008, the Company announced a revision of its operating plan to concentrate its resources on the advancement of its lead drug, sapacitabine into a pivotal trial. Consistent with the revised operating plan, during this second quarter of 2009, the Company further reduced its workforce across all locations by twenty six (26) people making a total reduction of fifty one (51) people or 63% of the workforce since September 2008. With these reductions and its cost-containment efforts, the Company currently anticipates that its cash and cash equivalents of approximately $15.9 million as of June 30, 2009, together with the funds obtained in the Registered Direct financing completed on July 29, 2009 of $3.4 million in gross proceeds, are sufficient to meet the Company’s anticipated working capital needs and fund its business plan into the third quarter of 2010.
Subsequent Events
On July 29, 2009, the Company sold its securities to select institutional investors led by Special Situations Fund consisting of 4,000,000 units in a “registered direct” offering at a purchase price of $0.85 per unit (“Unit”). Each Unit consisted of (i) one share of the Company’s common stock, par value $0.001 per share, (ii) one warrant to purchase 0.625 of one share of the Company’s common stock called a Series I Warrant and (iii) one warrant to purchase 0.1838805 of one share of the Company’s common stock called a Series II Warrant. The Series I Warrants have a seven-month term from the date of issuance, are exercisable beginning six months from the date of issuance and will be exercisable at an exercise price of $1.00 per share of the Company’s common stock. The Series II Warrants have a five-year term from the date of issuance, are exercisable beginning six months from the date of issuance and will be exercisable at an exercise price of $1.00 per share of the Company’s common stock. The sale of the Units was made pursuant to subscription agreements, dated July 23, 2009, entered into with each of the investors. The net proceeds to the Company from the sale of the Units, after deducting for the Placement Agent’s fees and offering expenses, were approximately $3.1 million.

Recent Developments
On June 22, 2009, the Company amended its agreement with Scottish Enterprise (“SE”), dated March 27, 2006. Pursuant to the amendment, SE consented to the reduction of the Company’s research operations located in Scotland in exchange for the parties’ agreement to modify the terms of a guarantee of £5 million (approximately $8.3 million at June 30, 2009), which Scottish Enterprise had previously entered into with the Company. Pursuant to the terms of the amendment, the parties agreed to a modified payment of £1 million (approximately $1.7 million at June 30, 2009), payable in two equal tranches; the first was paid on July 1, 2009 and the second is expected to be paid in the first quarter of 2010. In addition, should a further reduction below agreed minimum staff levels be effectuated before July 2014 without SE’s prior consent, the remaining principal of £4 million under the guarantee, less the market value of shares of the Company’s common stock held by SE at the time of such reduction and the proceeds of any sales of such shares by SE prior to such reductions, would become due to SE. Following the reduction in the Company’s research operations, the Company total headcount will be 25.
On May 29, 2009, the Company announced interim data from a Phase 2 randomized clinical trial of oral sapacitabine, a novel nucleoside analog, in elderly patients with AML or MDS at the 45th annual meeting of the American Society of Clinical Oncology. The data demonstrated that oral sapacitabine is active in AML across all three dosing schedules tested and that prolonged administration is feasible in the outpatient setting. Activity was also observed in the ongoing MDS stratum of the study. Based on the data, Cyclacel intends to use the 3-day dosing schedule for further clinical development in elderly AML. At the same meeting the Company announced interim data from the lead-in stage of a Phase 2 randomized clinical trial of oral seliciclib, a novel cyclin dependent kinase (CDK) inhibitor, in patients with solid tumors and previously-treated nasopharyngeal carcinoma (NPC). The data demonstrated that oral seliciclib could be safely administered in two dosing schedules which were well tolerated and met the criteria for proceeding to the randomized stage of the study. Seliciclib treatment resulted in prolonged stable disease in previously-treated NPC patients suggesting seliciclib inhibits tumor growth in NPC. The data supports further clinical development of oral seliciclib in NPC.
On April 6, 2009 and June 22, 2009, the Board of Directors passed resolutions to suspend payment of the quarterly cash dividend on the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”) scheduled for May 1, 2009 and August 1, 2009, respectively. To the extent that any dividends payable on the Preferred Stock are not paid, the unpaid dividends are accumulated. The Board of Directors will continue to evaluate the payment of a quarterly cash dividend on the Preferred Stock a quarterly basis.
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
The condensed consolidated balance sheet as of June 30, 2009, the condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008, and related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2008 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet as of June 30, 2009, the results of operations for the three and six months ended June 30, 2009 and 2008 and the consolidated statements of cash flows for the three and six months ended June 30, 2009 and 2008, have been made. The interim results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or for any other year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the SEC. We have evaluated all subsequent events through August 13, 2009, the date the financial statements were issued.

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
Short-term Investments
The Company invests, from time to time, in certain marketable debt securities. Debt securities, at December 31, 2008, comprised of investment-grade government and commercial securities purchased to generate a higher yield than cash equivalents. In accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” or FAS 115 such investment securities are classified as available-for-sale and are carried at fair value. Under FAS 115, unrealized gains and losses, net of tax, are reported in a separate component of stockholders’ equity until realized. Amortization, accretion, interest and dividends, realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. For the purpose of computing realized gains and losses, the cost of securities sold is based on the specific-identification method. Investments in securities with maturities of less than one year or which management intends to use to fund current operations are classified as short-term investments.
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
The Company also invests its surplus cash in bank term deposits having a maturity period of between one day and one year. Accordingly, all cash resources with original maturity of three months or less have been classified as cash and cash equivalents and those with original maturity of more than three months as short-term investments. The objectives of the Company’s cash management policy are the safety and preservation of funds, liquidity sufficient to meet the Company’s cash flow requirements and attainment of a market rate of return. As of June 30, 2009, the Company did not own any short-term investments.

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
The Company analyzes its inventory levels to identify inventory that may expire prior to sale, inventory that has a cost basis in excess of its estimated realizable value, or inventory in excess of expected sales requirements. The determination of whether or not inventory costs will be realizable requires estimates by the Company’s management. A critical input in this determination is future expected inventory requirements, based on internal sales forecasts. The Company then compares these requirements to the expiry dates of inventory on hand. To the extent that inventory is expected to expire prior to being sold, the Company will write down the value of inventory. If actual results differ from those estimates, additional inventory write-offs may be required. The Company reviews its inventory levels on a quarterly basis and adjusts accordingly. During the second quarter of 2009, the Company determined and recorded a reserve of approximately $0.1 million, based upon current inventory levels, expiration dates, and future sales. This amount was recorded within cost of sales on the condensed consolidated statement of operations. In the future, reduced demand, quality issues or excess supply may result in write-downs, which would be recorded as adjustments to cost of sales.
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
Foreign currency and currency translation
Average rates of exchange ruling during the period have been used to translate the statement of operations of our overseas subsidiary, Cyclacel Limited, located in the United Kingdom, from its functional currency. Transactions which do not take place in a foreign subsidiary’s functional currency are converted at the rate on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are retranslated from their functional currency at balance sheet exchange rates. The balance sheet of our overseas subsidiary is translated into United States dollars from United Kingdom pounds at rates ruling at the balance sheet.
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
Stock-based Compensation
The Company grants stock options, restricted stock units and restricted stock to officers, employees and directors under the 2006 Amended and Restated 2006 Equity Incentive Plan (“2006 Plan”), which was approved on March 16, 2006 and subsequently amended. The Company also has outstanding options under various stock-based compensation plans for employees and directors. These plans are described more fully in Note 6 “Stock-Based Compensation”. The Company accounts for these plans under FAS No. 123R “Share-Based Payment” (“FAS 123R”).
FAS 123R requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the requisite service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line attribution method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. In connection with the reduction in workforce during the second quarter of 2009, the Company agreed to extend the option exercise term for terminated employees from thirty (30) days to nine (9) months. In accordance with FAS 123R, the Company recorded a charge of $0.3 million during the second quarter of 2009. Actual results and future estimates may differ substantially from the Company’s current estimates.

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
Segments
The Company has determined its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“FAS 131”) through consideration of the Company’s business activities and geographic area. The Company has concluded that it has one operating segment, being the discovery, development and commercialization of novel, mechanism-targeted drugs to treat cancer and other serious disorders, with development operations in two geographic areas, namely the United States and the United Kingdom.
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

	June 30,	June 30,
	2008	2009
Stock options	2,815,318	3,558,933
Restricted stock and restricted stock units	—	141,700
Convertible preferred stock	870,980	870,980
Common stock warrants	3,809,703	3,808,841

Total shares excluded from calculation	7,496,001	8,380,454

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

					Period from
					August 13, 1996
	For the three months		For the six months		(inception) to
	ended June 30,		ended June 30,		June 30,
	2008	2009	2008	2009	2009
	$000	$000	$000	$000	$000
Net loss	(8,544)	(7,045)	(14,796)	(12,108)	(214,824)
Currency translation	(73)	47	(96)	159	118
Comprehensive loss	(8,617)	(6,998)	(14,892)	(11,949)	(214,706)
Restructuring Expense
The Company records costs and liabilities associated with exit and disposal activities, when certain criteria have been met in accordance with FAS 146, at fair value in the period the liability is incurred. The Company’s restructuring and integration plan is subject to continued future refinement as additional information becomes available.
In September 2008, the Company announced a revision of its operating plan and that it plans to concentrate its resources on the advancement of its lead drug, sapacitabine, while maintaining the Company’s core competency in drug discovery and cell cycle biology. In June 2009, the Company further reduced its workforce across all locations by 26 people making a total reduction of 51 (or 63% of the workforce) since September 2008. An additional restructuring accrual of $0.4 million was recorded in connection with the severance payments liability incurred during the second quarter of 2009.
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
As a result of the Company’s reduction in workforce in the second quarter of 2009, the Company identified certain research and development assets at its Scotland facility which will no longer be utilized For the three months ended June 30, 2009, the Company recorded an asset impairment of approximately $0.2 million in respect to these assets and it was included as part of restructuring costs on the consolidated statement of operations in accordance with FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities ” (“FAS 146”).

3. SHORT-TERM INVESTMENTS
The following is a summary of short-term investments:

	December 31, 2008
	Gross	Gross	Gross
	amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	$000	$000	$000	$000
Corporate bonds & commercial paper	1,501	1	—	1,502

June 30, 2009
	Gross	Gross	Gross
	amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	$000	$000	$000	$000
Corporate bonds & commercial paper	—	—	—	—

For investments that are in an unrealized loss position, the Company evaluated the nature of the investments, the duration of the impairments and concluded that the impairments are not other-than-temporary.
At June 30, 2009, the Company did not own any short-term investments. At December 31, 2008, the Company had marketable securities at fair value with contractual maturities of greater than one year but less than 5 years of approximately $1.5 million.
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

Financial liabilities carried at fair value as of June 30, 2009 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
	$000	$000	$000	$000
Warrants	—	339	—	339

Total liabilities at fair value	—	339	—	339
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	December 31,	June 30,
	2008	2009
	($000s)
Research and development tax credit receivable	1,530	777
Prepayments	1,017	861
Other current assets	237	159

Total prepaid expenses and other current assets	2,784	1,797

5. ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES
Accrued liabilities consist of the following:

	December 31,	June 30,
	2008	2009
	($000s)
Accrued research and development	3,653	3,082
Amount payable under license agreement	594	644
Accrued payments under guarantee	—	1,652
Other accrued liabilities	939	1,543

Total accrued liabilities	5,186	6,921

Other current liabilities consist of the following:

	December 31,	June 30,
	2008	2009
	($000s)
Accrued compensation	707	134
Proposed preference dividend	307	614
Other current liabilities	601	29

Total other current liabilities	1,615	777

6. STOCK BASED COMPENSATION
Stock-based compensation was reported within expense line items on the consolidated statement of operations for the three and six months ended June 30, 2008 and 2009 as shown in the following table:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2009	2008	2009
	($000s)		($000s)
Research and development	129	149	420	53
General and administrative	266	199	527	115

Stock-based compensation costs before income taxes	395	348	947	168

The number of shares reserved under the 2006 Plan is 5,200,000 shares of the Company’s common stock. The shares reserved under the 2006 Plan have a maximum maturity of 10 years and generally vest over a four-year period from the date of grant.
A summary of activity for the options under the Company’s 2006 Plan for the six months ended June 30, 2009 is as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (years)	Value
				(in $000s)
Options outstanding at December 31, 2008	3,674,899	$4.36	8.74	2
Granted	221,000	$0.39
Exercised	—
Expired	—
Cancelled / forfeited	336,966	$4.31

Options outstanding at June 30, 2009	3,558,933	$4.12	8.31	883

Unvested at June 30, 2009	2,119,816	$2.53	8.92	878

Vested and exercisable at June 30, 2009	1,439,117	$6.45	7.41	6

FAS 123R requires compensation expense associated with share-based awards to be recognized over the requisite service period, which for the Company is the period between the grant date and the date the award vests or becomes exercisable. Most of the awards granted by the Company (and still outstanding), vest ratably over four years, with 1/4 of the award vesting one year from the date of grant and 1/48 of the award vesting each month thereafter. However, certain awards made to executive officers vest over three to five years, depending on the terms of their employment with the Company.
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

The Company used the Black-Scholes option-pricing model with the following assumptions for stock option grants to employees and directors for the six months ended June 30, 2008 and 2009:

	For the six months
	ended June 30,
	2008	2009
Expected term	4.25 – 6 Yrs	0.75 – 5 Yrs
Risk free interest rate	2.75 – 3.76%	0.405 – 1.84%
Expected volatility	65 – 70%	65 – 169%
Expected dividend yield over expected term	—	—
Resulting weighted average grant fair value	$2.24	$0.39
The expected term assumption was estimated using past history of early exercise behavior and expectations about future behaviors. Due to the Company’s limited existence as a public company, the expected volatility assumption was based on the historical volatility of peer companies over the expected term of the option awards.
Estimates of pre-vesting option forfeitures are based on the Company’s experience. Currently the Company uses a forfeiture rate of 20% — 75% depending on when and to whom the options are granted. The Company adjusts its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment in the period of change and may impact the amount of compensation expense to be recognized in future periods. During the quarter ended June 30, 2009 the Company revised the forfeiture rates because actual forfeiture rates were higher than that previously estimated primarily due to the lapsing of stock option grants on the termination of employees. The change in the estimated forfeiture assumptions resulted in a higher charge for stock-based compensation costs than required in prior years with a consequent cumulative credit adjustment in the first and second quarter of 2009 of approximately $0.2 million.
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
There were no exercises of stock options during the three and six months ended June 30, 2008 and 2009. As the Company presently has tax loss carry forwards from prior periods and expects to incur tax losses in 2009, the Company is not able to benefit from the deduction for exercised stock options in the current reporting period.
No equity instruments were settled in cash for the three and six months ended June 30, 2008 and 2009.
In accordance with the terms of a retirement agreement with a former employee, the Company agreed to extend the period during which the former employee would be entitled to exercise vested stock options to purchase Cyclacel’s common stock from thirty (30) days following the effective date of his retirement, January 8, 2008, to thirty six (36) months following such effective date. The Company recorded a one time compensation expense related to the modification of the exercise period of $0.1 million for the three months ended March 31, 2008.

Related to the workforce reduction in the second quarter of 2009, the Company amended the exercise period in which the employees would be able to exercise their vested stock options from thirty (30) days post termination date to nine months. In addition, the Company allowed the individuals to continue to vest stock options until November 18, 2009 as if they were still employed in recognition of past work. Per FAS 123R, the Company considered this a modification to performance condition or whereby the modification depends on the probability of achievement of the original performance condition immediately before and after the award is modified resulting in a modification as improbable to probable or a Type III modification. As a result the Company recorded stock-based compensation expense of $0.3 million during the second quarter of 2009.
Restricted Stock
In November 2008, the Company issued restricted common stock to a senior executive of the Company subject to certain forfeiture provisions. Specifically, one quarter of the award vests one year from the date of grant and 1/48 of the award effectively vests each month thereafter. This restricted stock grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. Summarized information for restricted stock grants for the six months ended June 30, 2009 is as follows:

	Restricted Common	Weighted Average Grant
	Stock	Date Value Per Share

Non-vested at December 31, 2008	50,000	$0.44

Granted	—	—

Non-vested at June 30, 2009	50,000	$0.44
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
Summarized information for restricted stock grants for the six months ended June 30, 2009 is as follows:

	Restricted Common	Weighted Average Grant
	Units	Date Value Per Share

Non-vested at December 31, 2008	91,700	$0.44

Granted	—	—

Non-vested at June 30, 2009	91,700	$0.44
Related to the workforce reduction in the second quarter of 2009, the Company amended the exercise period in which the employees would be able to exercise their vested stock options from thirty days post termination date to nine months. In addition, the Company allowed the individual to continue to vest the restricted stock units until November 18, 2009 as if they were still employed in recognition of past work.

7. COMMITMENTS AND CONTINGENCIES
In 2005, the Company recorded an accrued restructuring liability associated with abandoning the facility in Bothell, Washington. The lease term on this space expires December 2010. The Bothell restructuring liability was computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses. The accrual balance was adjusted in 2006 to reflect a change in estimate due to continued deterioration in the local real estate market. As of June 30, 2009, the Bothell accrued restructuring liability was $1.6 million. This represents the Company’s best estimate of the fair value of the liability. Subsequent changes in the liability due to accretion, or changes in estimates of sublease assumptions, etc. will be recognized as adjustments to restructuring charges in future periods.
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
As a result of the Company’s continual review of its operating plan additional actions were implemented further to the restructuring plan announced in September 2008. An additional restructuring accrual of $0.4 million was recorded in connection with the severance payments liability incurred during the second quarter of 2009 (see “Restructuring Expense” under footnote 2).
The restructuring accrual at June 30, 2009 is as follows:

$000s

Restructuring provision at December 31, 2008	2,091

Restructuring expense for the current period	366

Payments made in the period	(722)

As of June 30, 2009	1,735

Less: amounts due within one year	(1,209)

Other accrued restructuring charges — long term	(526)
In connection with the abandonment of the Bothell facility and the related sale of assets in late 2005, the Company has been subjected to a State sales tax audit by the Department of Revenue of the State of Washington. Based on an evaluation of the underlying asset dispositions and State tax law, the Company believes that the potential loss from the ultimate settlement of the assessment ranges from $270,000 to $1 million. Based on this evaluation the Company continues to accrue $270,000 plus related estimated interest costs of approximately $80,000 as a State tax assessment on the consolidated balance sheet as of June 30, 2009.
Guarantee
On July 28, 2005 and amended on March 27, 2006, Cyclacel Group plc (“Group”) signed a convertible Loan Note Instrument constituting convertible unsecured loan notes (the “Loan”) and entered into a Facility Agreement (“Agreement”) with Scottish Enterprise (“SE”), as lender, whereby SE subscribed for £5 million, or approximately $9 million at the time, of the convertible loan notes. The loan was subsequently converted into 1,231,527 preferred D shares of the Group in satisfaction of all amounts owed by Group under the convertible loan notes. The number of preferred D shares that SE received was calculated by dividing the principal amount outstanding under the loan note by £4.06. The preferred D shares were exchanged for shares in Xcyte Therapies, Inc. on March 27, 2006 as part of the transaction between Xcyte and Cyclacel Limited. However, Scottish Enterprise retained the ability it had under the Agreement to receive a cash payment should the research operations in Scotland be significantly reduced. Cyclacel Limited guaranteed approximately £5 million, the amount potentially due to SE, which will be calculated as a maximum of £5 million less the market value of the shares held (or would have held in the event they dispose of any shares) by SE at the time of any significant reduction in research facilities.

On June 22, 2009, the Company amended the March 2006 Agreement with SE, in order to allow the Company to implement a reduction of the Company’s research operations located in Scotland in exchange for the parties’ agreement to modify the payment terms of the Agreement in the principal amount of £5 million (approximately $8.3 million at June 30, 2009), which SE had previously entered into with the Company. The original agreement dated March 27, 2006, provided for repayment of £5 million in the event the Company significantly reduced its Scottish research operations. Pursuant to the terms of the Amendment in association with Cyclacel’s material reduction in staff at its Scottish research facility, the parties agreed to a modified payment of £1 million (approximately $1.7 million) payable in two equal tranches. On July 1, 2009 the first installment of £0.5 (approximately $0.8 million) million was paid and the remaining amount will be paid during the first quarter of 2010. In addition, should a further reduction below current minimum staff levels be effectuated before July 2014 without SE’s prior consent, the Company will guarantee approximately £4 million, the amount potentially due to SE, which will be calculated as a maximum of £4 million less the market value of the shares held (or would have held in the event they dispose of any shares) by SE at the time of any further reduction in research facilities. This resulted in a charge to the income statement in the second quarter of 2009 of £1 million ($1.7 million), with the outstanding liability being recorded under accrued liabilities on the condensed consolidated balance sheet as at June 30, 2009 (see Footnote number 5).
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
Under the terms of the asset purchase agreement, the Company paid, as part of securing long term supply arrangements, approximately $0.6 million in May 2009 with a further $0.7 million payable in June 2010. The present value of the June 2010 commitment is reported as other short term payables on the condensed consolidated balance sheet as of June 30, 2009.
Acquisition of Xcyte Therapies Inc.
On March 27, 2006, Xcyte Therapies Inc. (“Xcyte”) completed a Stock Purchase Agreement with Group, a public company organized under the laws of England and Wales in which Xcyte agreed to purchase from Group all of the capital stock of Cyclacel Limited, a private limited company organized under the laws of England and Wales and a wholly-owned subsidiary of Group. For more information please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC.

9. STOCKHOLDERS’ EQUITY
Preferred stock
As of June 30, 2009, there were 2,046,813 6% convertible exchangeable preferred shares issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issue at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November. Since inception through April 6, 2009, the Company paid these dividends when they have fallen due. However, as part of the Company’s program to reduce expenditure, on April 6, 2009 and on June 22, 2009 the Company’s Board of Directors passed a resolution to suspend payment of, but continue to accumulate, the quarterly cash dividend. The Board of Directors will continue to evaluate the payment of a quarterly cash dividend on a quarterly basis.
To the extent that any dividends payable on the Preferred Stock are not paid, such unpaid dividends are accumulated. If the Company fails to pay an aggregate amount equal to at least six quarterly dividends (whether or not consecutive) on the Preferred Stock, the size of the Company’s Board of Directors will be increased by two members and the holders of the Preferred Stock, voting separately as a class, will have the right to vote to fill the two vacancies created thereby until the Company pays all accumulated but unpaid dividends, at which time the size of the Company’s Board of Directors will be decreased by two members and the two directors appointed by the Preferred Stock holders will resign.
The Preferred Stock has a liquidation preference of $10 per share, plus accumulated and unpaid dividends. Each quarterly dividend distribution currently totals $0.3 million.
The Preferred Stock is convertible at the option of the holder at any time into the Company’s common stock at a conversion rate of approximately 0.42553 shares of common stock for each share of Preferred Stock based on a price of $23.50 Since inception through June 30, 2009, holders have voluntarily converted 943,187 shares of Preferred Stock into common stock. The Company has reserved 870,980 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at June 30, 2009.
The Preferred Stock has no maturity date and no voting rights prior to conversion into common stock, except under limited circumstances.
Common Stock
December 2007 Committed Equity Financing Facility
In December 2007, the Company entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited (“Kingsbridge”), in which Kingsbridge committed to purchase the lesser of 4,084,590 shares of common stock from Cyclacel or $60 million of capital during the next three years. Under the terms of the agreement unless amended, Cyclacel will determine the exact timing and amount of any CEFF financings, subject to certain conditions. As of June 30, 2009, the Company had not “drawn down” any funds under the CEFF.
Common Stock Warrants
In connection with the Company’s February 16, 2007 Registered Direct Offering the Company issued to investors warrants to purchase 1,062,412 shares of common stock. The warrants issued to the investors are being accounted for as a liability in accordance with EITF 00-19. At the date of the transaction, the fair value of the warrants of $6.8 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 4.58%, expected volatility — 85%, expected dividend yield — 0%, and a remaining contractual life of 6.88 years. The value of the warrant shares is being marked to market each reporting period as a derivative gain or loss on the consolidated statement of operations until exercised or expiration. At December 31, 2008 and June 30, 2009, the fair value of the warrants determined utilizing the Black-Scholes option pricing model was approximately $43,000 and $0.3 million, respectively. The fair value at June 30, 2009 reflects the increase in the Company’s common stock price ($1.13 at June 30, 2009; $0.42 at December 31, 2008), risk free rate of return (2.54%) and the remaining expected term of the warrants (4.63 years). During the three and six months ended June 30, 2008, the Company recorded a gain of approximately $0.7 million and $2.9 million, respectively, as the change in value of warrants on the consolidated statement of operations. For each of the three and six months ended June 30, 2009, the Company recorded a loss of approximately $0.3 million as the change in value of warrants on the consolidated statement of operations.

The following table summarizes information about warrants outstanding at June 30, 2009:

			Weighted
	Expiration	Common Shares	Average
Issued in Connection With	Date	Issuable	Exercise Price
March 2006 stock issuance	2013	2,571,429	7.00
February 2007 stock issuance	2014	1,062,412	8.44
December 2007 CEFF	2012	175,000	7.17

Total		3,808,841	$7.41

Exercise of Stock Options
There were no stock option exercises during the three and six months ended June 30, 2009 or 2008.
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
In November 2008, FASB ratified the final consensuses reached in EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” and EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets”. EITF 08-6 resolves several accounting issues that arise in applying the equity method of accounting. Most of these issues arise or become more prevalent upon the effective date of FAS 141R or FAS 160. EITF 08-7 provides guidance on the initial and subsequent measurement of defensive assets acquired in a business combination, apart from acquired in-process research and development assets.
In April 2009, FASB issued FASB Staff Position FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141R-1”). This staff position amends FAS 141R to address application issues around the recognition, measurement, and disclosure of assets and liabilities arising from contingencies in a business combination.

FAS141R, FAS 160, EITF 08-6, EITF 08-7, and FSP FAS 141R-1 all apply prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of these pronouncements did not have an impact on the Company’s financial statements.
In April 2009, FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). This staff position amends the guidance in U.S. GAAP in assessing whether debt securities have experienced an other-than-temporary impairment and, if so, how to recognize the impairment loss in the financial statements. Prior to the issuance of the staff position, an other-than-temporary impairment loss was recognized for investments in debt securities unless the investor could positively assert that it had both the intent and the ability to hold the security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost basis. Under FSP FAS 115-2, an other-than-temporary impairment loss would only be recognized if the investor has the intent to sell the debt security, or more likely than not will be required to sell the debt security, before its anticipated recovery (for example, if its cash or working capital requirements or contractual or regulatory obligations indicate that the debt security will be required to be sold before the forecasted recovery occurs). In addition, the staff position clarifies that if the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis, any credit losses (i.e., the difference between the present value of the cash flows expected to be collected and the amortized cost basis) must be recognized as a loss in the income statement, while other changes in the fair value of the debt security would be reported in other comprehensive income, a component of shareholders’ equity. In all other circumstances where an other-than-temporary impairment loss has been incurred, the entire change in fair value would be recognized as an impairment loss in the income statement. FSP FAS 115-2 was effective for interim and annual reporting periods ending after June 15, 2009, and was applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted. The adoption of this staff position did not have a material effect on the Company’s financial statements.
In April 2009, FASB issued FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This staff position amends existing U.S. GAAP to require publicly traded companies to present disclosures about fair value of financial instruments in interim reporting periods. The staff position became effective for the Company during the quarter ended June 30, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material effect on the Company’s financial statements.
In April 2009, FASB FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” and FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” In addition, FASB issued another FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires publicly traded companies to provide certain fair value disclosures in their interim reports, not just their annual reports. FAS 115-2 and FAS 124-2 are intended to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to more effectively communicate when an OTTI event has occurred. The FSP applies to debt securities and requires that the total OTTI be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that (a) it does not have the intent to sell or (b) it is not likely that it will have to sell the security prior to its anticipated recovery. The FSP was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP was applied prospectively with a cumulative effect transition adjustment as of the beginning of the period in which it is adopted. An entity early adopting this FSP must also early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. The adoption of FAS 115-2 and FAS 124-2 did not have a material effect on the Company’s condensed consolidated financial statements to the extent that the Company has material other-than-temporary impairment charges in the future.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FAS 165 is effective for interim and annual periods ending after June 15, 2009 and will be effective for the Company beginning with its annual period ending August 31, 2009. Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.
11. SUBSEQUENT EVENT
On July 29, 2009, the Company sold its securities to select institutional investors consisting of 4,000,000 units in a “registered direct” offering (the “Offering”) at a purchase price of $0.85 per unit (each, a “Unit”). Each Unit consisted of (i) one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (ii) one warrant to purchase 0.625 of one share of Common Stock (a “Series I Warrant”) and (iii) one warrant to purchase 0.1838805 of one share of Common Stock (a “Series II Warrant”. The Series I Warrants have a seven-month term from the date of issuance, are exercisable beginning six months from the date of issuance and will be exercisable at an exercise price of $1.00 per share of Common Stock. The Series II Warrants have a five-year term from the date of issuance, are exercisable beginning six months from the date of issuance and will be exercisable at an exercise price of $1.00 per share of Common Stock. The sale of the Units was made pursuant to Subscription Agreements, dated July 23, 2009, with each of the investors. The net proceeds to the Company from the sale of the Units, after deducting for the Placement Agent’s fees and offering expenses, were approximately $3.1 million.

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
Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2008, as updated and supplemented by Part II, Item 1A, entitled “Risk Factors,” of our Quarterly Reports on Form 10-Q, and elsewhere in this report. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, “Cyclacel,” the “Company,” “we,” “us,” and “our” refer to Cyclacel Pharmaceuticals, Inc.
Overview
We are a development-stage biopharmaceutical company dedicated to the discovery, development and commercialization of novel, mechanism-targeted drugs to treat human cancers and other serious disorders. Our strategy is focused on leading edge therapeutic management of cancer patients based on our clinical development pipeline led by sapacitabine and a portfolio of three products marketed by our subsidiary, ALIGN Pharmaceuticals, LLC.
We are focusing our clinical development priorities on sapacitabine and in particular the following indications:
•	Acute myeloid leukemia, or AML, in the elderly;
•	Myelodysplastic syndromes, or MDS; and
•	Non-small cell lung cancer, or NSCLC.
We have additional ongoing programs in clinical development which are currently pending the availability of clinical data. Once these data become available and are reviewed, we will determine the feasibility of pursuing further development and/or partnering of these assets including sapacitabine in combination with seliciclib, seliciclib in nasopharyngeal cancer and NSCLC and CYC116.

To date, the Phase 2 AML and MDS study has enrolled 105 AML patients and 31 MDS patients. Partial responses were observed in 3 out of 16 patients enrolled in the Phase 2 randomized CTCL trial which will be closed.
In September 2008, we announced a revision of our operating plan and that we plan to concentrate our resources on the advancement of our lead drug, sapacitabine into a pivotal trial. Consistent with the operating plan during this second quarter of 2009, we further reduced our workforce across all locations by twenty six (26) people making a total reduction of fifty one (51) people or 63% of the workforce since September 2008. With these reductions and its cost-containment efforts, we currently anticipate that our cash and cash equivalents of approximately $15.9 million as of June 30, 2009, together with the funds obtained in the Registered Direct financing completed on July 29, 2009 of $3.4 million in gross proceeds, are sufficient to meet our anticipated working capital needs and fund our business plan into the third quarter of 2010.
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
From our inception in 1996 through June 30, 2009, we have devoted substantially all our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of June 30, 2009, our accumulated deficit during the development stage was approximately $214.8 million. We expect to continue incurring substantial losses for the next several years as we continue to focus our clinical development efforts on sapacitabine. Our operating expenses comprise research and development expenses and selling and general and administrative expenses.
To date, we have not generated significant product revenue but have financed our operations and internal growth through private placements, licensing revenue, interest on investments, government grants and research and development tax credits. Prior to October 2007, our revenue consisted of collaboration and grant revenue. Beginning in 2008, we recognized revenue from sales of commercial products, for the first time, following the ALIGN acquisition in October 2007. We have recognized revenues from inception through June 30, 2009 totaling approximately $8.0 million of which approximately $1.3 million is derived from product sales, approximately $3.0 million from fees under collaborative agreements and approximately $3.7 million of grant revenue from various United Kingdom government grant awards.

Subsequent Events
On July 29, 2009, we sold our securities to select institutional investors led by Special Situations Fund consisting of 4,000,000 units in a “registered direct” offering at a purchase price of $0.85 per unit or Unit Each Unit consisted of (i) one share of the our common stock, par value $0.001 per share, (ii) one warrant to purchase 0.625 of one share of common stock called a Series I Warrant and (iii) one warrant to purchase 0.1838805 of one share of common stock called a Series II Warrant. The Series I Warrants have a seven-month term from the date of issuance, are exercisable beginning six months from the date of issuance and will be exercisable at an exercise price of $1.00 per share of our common stock. The Series II Warrants have a five-year term from the date of issuance, are exercisable beginning six months from the date of issuance and will be exercisable at an exercise price of $1.00 per share of our common stock. The sale of the Units is being made pursuant to Subscription Agreements, dated July 23, 2009, with each of the investors. The net proceeds to us from the sale of the Units, after deducting for the Placement Agent’s fees and offering expenses, were approximately $3.1 million.
On June 22, 2009, we amended our agreement with Scottish Enterprise (“SE”), dated March 27, 2006. Pursuant to the amendment, SE consented to the reduction of the our research operations located in Scotland in exchange for the parties’ agreement to modify the terms of a guarantee of £5 million (approximately $8.3 million at June 30, 2009), which SE had previously entered into with us. Pursuant to the terms of the agreement, the parties agreed to a modified payment of £1 million (approximately $1.7 million at June 30, 2009), payable in two equal tranches; the first tranche was paid on July 1, 2009 and the second tranche is expected to be paid in the first quarter of 2010. In addition, should a further reduction below agreed minimum staff levels be effectuated before July 2014 without SE’s prior consent, the remaining principal of £4 million under the guarantee, less the market value of shares of the Company’s common stock held by SE at the time of such reduction and the proceeds of any sales of such shares by SE prior to such reductions, would become due to SE. Total Company headcount will be approximately 25 following this reduction in our research operations.
On May 29, 2009, we announced interim data from a Phase 2 randomized clinical trial of oral sapacitabine, a novel nucleoside analog, in elderly patients with AML or MDS at the 45th annual meeting of the American Society of Clinical Oncology. The data demonstrated that oral sapacitabine is active in AML across all three dosing schedules tested and that prolonged administration is feasible in the outpatient setting. Activity was also observed in the ongoing MDS stratum of the study. Based on the data, Cyclacel intends to use the 3-day dosing schedule for further clinical development in elderly AML. At the same meeting, we announced interim data from the lead-in stage of a Phase 2 randomized clinical trial of oral seliciclib, a novel cyclin dependent kinase (CDK) inhibitor, in patients with solid tumors and previously-treated nasopharyngeal carcinoma (NPC). The data demonstrated that oral seliciclib could be safely administered in two dosing schedules which were well tolerated and met the criteria for proceeding to the randomized stage of the study. Seliciclib treatment resulted in prolonged stable disease in previously-treated NPC patients suggesting seliciclib inhibits tumor growth in NPC. The data supports further clinical development of oral seliciclib in NPC.
On April 6, 2009 and June 22, 2009, our Board of Directors passed a resolution to suspend payment of the quarterly cash dividend on our 6% Convertible Exchangeable Preferred Stock scheduled for May 1, 2009 and August 1, 2009, respectively. To the extent that any dividends payable on the Preferred Stock are not paid the unpaid dividends are accumulated. Our Board of Directors will continue to evaluate the payment of a quarterly cash dividend on a quarterly basis.
Intangibles
As part of the acquisition of ALIGN, on October 5, 2007, we acquired rights to a license agreement with Sinclair as well as to various customer relationships which allowed us to exclusively sell and distribute Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges in the United States. We also assumed all rights to the ALIGN trade name, as well as non-compete agreements signed between ALIGN and its senior managers and a beneficial contract pricing arrangement. Following our annual impairment review of these assets, they were fully written down and an impairment charge of approximately $3.6 million was recognized in the consolidated statement of operations for the year ended December 31, 2008.

Goodwill
The Company recognized goodwill arising on the purchase transactions related to Xcyte Therapies, Inc., (“Xcyte”) on March 27, 2006, and ALIGN on October 5, 2007 in accordance with FAS No. 141 “Business Combinations” (“FAS 141”). We are organized as a single operating segment with two reporting units; ALIGN and Xcyte. We performed an impairment analyses of goodwill for both Xcyte and ALIGN at September 30, 2008 and of ALIGN at December 31, 2008. In September 2008, the goodwill acquired in the Xcyte transaction was written down in full and in December 2008, goodwill allocated to our ALIGN reporting unit following the ALIGN acquisition was fully written down in accordance with FAS 142. As a result, we recognized an impairment charge of approximately $4.3 million in accordance with FAS 142 in the consolidated statement of operations for the year ended December 31, 2008.
Results of Operations
The results of operations for the three and six months ended June 30, 2008 and 2009 and balance sheet data at December 31, 2008 and June 30, 2009 reflect the operations of us and our subsidiaries.
Three Months Ended June 30, 2008 and 2009
Revenues
The following table summarizes the components of our revenues for the three months ended June 30, 2008 and 2009:

	Three months ended June 30,
	2008	2009	Difference	Difference
	($000s)%
Product revenue	168	249	81	48
Grant revenue	12	17	5	42

Total revenue	180	266	86	48

Product revenue is derived from the sale of Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges. Grant revenue is recognized as we incur and pay for qualifying costs and services under the applicable grant. Grant revenue is primarily derived from various United Kingdom government grant awards. Grant revenue increased to $17,000 for the three months ended June 30, 2009 from $12,000 for the three months ended June, 30 2008.
The future
We expect that grant revenue will decrease as we focus our expenditure on the advancement of sapacitabine, which is currently in Phase 2 clinical trials, and away from grant qualifying research expenditure.
Cost of goods sold

	Three months ended June 30,
	2008	2009	Difference	Difference
	($000s)%
Cost of goods sold	99	192	93	94

Total cost of sales represented 59% and 77% of product revenue for the three months ended June 30, 2008 and 2009, respectively. The increase in the cost of goods for the three months ended June 30, 2009 is due to an increase in the inventory provision of $0.1 million based upon current inventory levels, expiration dates, and future sales. Excluding the inventory provision the cost of sales for the three months ended June 30, 2009 represented 45% of product revenues. In the future, we expect to maintain these margins.

Research and development expenses
To date, we have focused on drug discovery and development programs, with particular emphasis on orally available anticancer agents. Research and development expense represents costs incurred to discover and develop novel small molecule therapeutics, including clinical trial costs for sapacitabine, seliciclib and CYC116, the advancement of product candidates toward clinical and pre-clinical trials and the development of in-house research to advance our biomarker program and technology platforms. During 2008 and subsequently during the second quarter of 2009, in response to changing market conditions, we extensively reduced or stopped expenditure on development and preclinical activities outside of our core focus on sapacitabine. We expect that the full benefit of these cost reductions will be realized in 2009 and 2010. We expense all research and development costs as they are incurred. Research and development expenses primarily include:
•	clinical trial and regulatory-related costs;
•	payroll and personnel-related expenses, including consultants and contract research;
•	preclinical studies and laboratory supplies and materials;
•	technology license costs; and
•	rent and facility expenses for our laboratories.
The following table provides information with respect to our research and development expenditure for the three months ended June 30, 2008 and 2009:

	Three months ended June 30,
	2008	2009	Difference	Difference
	($000s)%
Sapacitabine	2,293	1,585	(708)	(31)
Seliciclib	782	(164)	(946)	(121)
CYC116	501	9	(492)	(98)
Other research and development costs	2,227	1,253	(974)	(44)

Total research and development expenses	5,803	2,683	(3,120)	(54)

Total research and development expenses represented 57% and 49% of our operating expenses for the three months ended June 30, 2008 and 2009, respectively.
Research and development expenditure decreased by $3.1 million from $5.8 million for the three months ended June 30, 2008 to $2.7 million for the three months ended June 30, 2009. The reduction in costs of $3.2 million is primarily associated with the cost containment measures implemented in September 2008 and June 2009 which reduced our overall headcount and focused resources on sapacitabine. Sapacitabine costs decreased by $0.7 million from $2.3 million for the three months ended June 30, 2008 to $1.6 million for the three months ended June 30, 2009, primarily due to the level of product formulation costs incurred in the three months to June 30, 2008 in preparation of clinical trials. Seliciclib costs showed a net credit of $0.2 million as a result of the release of reserves for costs associated with the APPRAISE trial no longer required due to the trial completing patient enrollment during the third quarter of 2008. In the CYC116 program, expenditures were lower by $0.5 million as costs in 2008 included higher employment related costs and costs associated with re-formulation of the drug. Other research and development costs were reduced by approximately $1.0 million from $2.2 million for the three months ended June 30, 2008 to $1.2 million for three months ended June 30, 2009 due to lower employment related and overhead costs.

The future
Following our reduction of expenditure in September 2008 and June 2009 in our non-core research and development programs, we have concentrated our resources on the development of sapacitabine in three indications. We therefore expect our overall research and development expenditure in 2009 to remain lower than that in 2008. During the fourth quarter of 2009, we expect to announce Phase 2 clinical data for sapacitabine and also provide further details on our pivotal trial plans for sapacitabine.
Selling, general and administrative expenses
Selling, general and administrative expenses include costs for sales and marketing and administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the selling, general and administrative expenses for the three months ended June 30, 2008 and 2009:

	Three months ended June 30,
	2008	2009	Difference	Difference
	($000s)%
Total selling, general and administrative expenses	4,281	2,285	(1,996)	(47)

Total selling, general and administration expenses represented 42% and 48% of our operating expenses for the three months ended June 30, 2008 and 2009, respectively.
Our selling, general and administrative expenditure decreased by $2.0 million from $4.3 million for the three months ended June 30, 2008 to $2.3 million for the three months ended June 30, 2009. The decrease of $1.7 million in expenses was primarily attributable to a reduction in salary costs of $0.5 million, patent and license fees of $0.6 million and amortization of intangibles of $0.3 million.
The future
Following our reduction in expenditure in September 2008 and June 2009, we expect our selling, general and administrative expenditure to remain lower in 2009 than in 2008 and in order to potentially achieve break-even performance from our ALIGN subsidiary.
Restructuring expense
As of June 30, 2009, the restructuring liability associated with exiting the Bothell facility was $1.6 million accounting for the estimated fair value of the remaining lease payments, net of estimated sub-lease income. The restructuring liability is subject to a variety of assumptions and estimates. We review these assumptions and estimates on a quarterly basis and will adjust the accrual if necessary. There was no change in the estimate for the three months ended June 30, 2009.
For the three months ended June 30, 2008 and 2009, we recorded accretion expense associated with the Bothell restructuring lease of $0.1 million on the consolidated statement of operations as interest expense. A further $0.1 million of accretion expense will be recognized over the remaining life of the lease to December 2010.
As a result of the continual review of our operating plan, in June 2009 additional actions were implemented further to the restructuring plan announced in September 2008. These actions reduced the workforce across all locations by 26 people making a total reduction of 51 (or 63% of the workforce) since September 2008. An additional restructuring accrual of $0.4 million was recorded in connection with the severance payments liability incurred during the second quarter of 2009. (see “Restructuring Expense” under footnote 2).
An asset impairment amounting to approximately $0.2 million was also charged to the consolidated statement of operations as a result of assets being identified that would likely no longer be utilized.

Other income (expense)
The following table summarizes other income (expense) for the three months ended June 30, 2008 and 2009:

	Three months ended June 30,
	2008	2009	Difference	Difference
	($000s)%
Payment under guarantee	—	(1,652)	(1,652)	(100)
Change in valuation of warrants	680	(288)	(968)	(142)
Foreign exchange gain/(losses)	177	(111)	(288)	(163)
Interest income	267	46	(221)	(83)
Interest expense	(90)	(13)	77	86

Total other income (expense)	1,034	(2,018)	(3,052)	(195)

Total other income and expense, reduced by approximately $3.1 million from a net income of $1.0 million for the three months ended June 30, 2008 to a net expense of $2.0 million for the three months ended June 30, 2009. The most significant impact is the payment under guarantee payable to SE as a result of a reduction in the Company’s research operations (see footnote 7).
The change in valuation of warrants relates to the issue of warrants to purchase shares of our common stock under the registered direct financing completed in February 2007. The warrants issued to the investors meet the requirements of and are being accounted for as a liability in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” (“EITF 00-19”). The value of the warrants is being marked to market each reporting period as a derivative gain or loss until exercised or expiration. For the three months ended June 30, 2009, the change in the value of warrants amounted to a loss of approximately $0.3 million as compared to a gain of approximately $0.7 million for the three months ended June 30, 2008.
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
For the three months ended June 30, 2009 there were realized foreign exchange movements of approximately $0.1 million recorded on the consolidated statement of operations within the separate line item foreign exchange gains/(losses), within other income (expense). Unrealized foreign exchange gains of approximately $9.1 million arising on intercompany loans in the three months to June 30, 2009 due to the decrease in the strength of the United States dollar against the British pound have been recognized in other comprehensive income.
For the three months ended June 30, 2008, we recorded a gain of $0.2 million on our intercompany loans due to the strength of the British pound against the United States dollar. This was reclassified from selling, general and administrative expense for comparative purposes.
Interest income decreased by approximately $221,000 from $267,000 for the three months ended June 30, 2008 to $46,000 for the three months to June 30, 2009. This has been due to short-term investments being converted into cash and cash equivalents during and a reduction in the average balance of cash and cash equivalents for the three months ended June 30, 2009, as compared to the equivalent period in 2008, and the significant reduction in interest rates.

Interest expense decreased by $77,000 from $90,000 for the three months ended June 30, 2008 to $13,000 for the three months ended June 30, 2009. In May 2009, we paid our note payable to Sinclair earlier than the contractual terms resulting in only two months of interest. During the three months ended June 30, 2009 and 2008, interest expenses included accretion expenses associated with the Bothell lease restructuring provision.
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
The following table summarizes research and development tax credits for the three months ended June 30, 2008 and 2009:

	Three months ended June 30,
	2008	2009	Difference	Difference
	($000s)%
Total income tax benefit	425	233	(192)	(45)

Research and development tax credits recoverable decreased by $0.2 million from $0.4 million for three months ended June 30, 2008 to $0.2 million for the three months ended June 30, 2009. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year, but restricted to payroll taxes paid by us in the United Kingdom in that same year. The decrease is a reflection of decreased income taxes available for recovery as a consequence of the lower eligible research and development payroll expenses in the United Kingdom following the workforce reductions in September 2008 and June 2009.
The future
We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so. However, as a result of the reduction in employee numbers the amount of payroll taxes payable in future periods will be lower than in previous periods, restricting available research and development tax credits to that lower amount.

Six Months Ended June 30, 2008 and 2009
Revenues
The following table summarizes the components of our revenues for the six months ended June 30, 2008 and 2009:

	Six months ended June 30,
	2008	2009	Difference	Difference
	($000s)%
Collaboration and research and development revenue	—	—	—	—
Product revenue	333	465	132	40
Grant revenue	24	29	5	21

Total revenue	357	494	137	38

Collaboration and research and development revenue was derived from several agreements under which we provide compounds for evaluation for an agreed consideration.
Grant revenue is recognized as we incur and pay for qualifying costs and services under the applicable grant. Grant revenue is primarily derived from various United Kingdom government grant awards.
Product revenue is derived as a result of the asset acquisition of ALIGN on October 5, 2007. During the six months ended June 30, 2008 and 2009, we recorded sales of $0.4 million and $0.5 million, respectively.
Cost of goods sold

	Six months ended June 30,
	2008	2009	Difference	Difference
	($000s)%
Cost of goods sold	195	308	113	58

Total cost of sales represented 59% and 66% of product revenue for the six months ended June 30, 2008 and 2009, respectively. The increase in the cost of goods for the six months ended June 30, 2009 is due to an inventory provision of $0.1 million based upon current inventory levels, expiration dates, and future sales. Excluding the inventory provision the cost of sales for the six months ended June 30, 2009 represented 49% of product revenues.
Research and development expenses
The following table provides information with respect to our research and development expenditure for the six months ended June 30, 2008 and 2009:

	Six months ended June 30,
	2008	2009	Difference	Difference
	($000s)%
Sapacitabine	3,642	3,451	(191)	(1)
Seliciclib	1,611	103	(1,508)	(94)
CYC116	1,396	130	(1,266)	(91)
Other research and development costs	5,039	2,096	(2,943)	(58)

Total research and development expenses	11,688	5,780	(5,908)	(51)

Total research and development expenses represented 58% and 52% of our operating expenses for the six months ended June 30, 2008 and 2009, respectively.
Research and development expenditures decreased by $5.9 million from $11.7 million for the six months ended June 30, 2009 to $5.8 million for the six months ended June 30, 2008. Seliciclib costs decreased by $1.5 million in the six months ended June 30, 2009 compared to the same period in 2008 primarily due to the lower cost of the APPRAISE study as patient enrollment was completed in the third quarter of 2008. In the CYC116 program expenditure was lower by $1.3 million as costs in 2008 included higher employment related costs and costs associated with re-formulation of the drug. Other research and development costs were reduced by approximately $3.0 million from $5.0 million for the six months ended June 30, 2008 to $2.0 million for the six months ended June 30, 2009 due to lower employment related and overhead costs.
Selling, general and administrative expenses
Selling, general and administrative expenses include costs for sales and marketing and administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the selling, general and administrative expenses for the six months ended June 30, 2008 and 2009:

	Six months ended June 30,
	2008	2009	Difference	Difference
	($000s)%
Total selling, general and administrative expenses	8,119	4,515	(3,604)	(44)

Total selling, general and administration expenses represented 41% and 41% of our operating expenses for each of the six months ended June 30, 2008 and 2009, respectively.
Our selling, general and administrative expenditure decreased by $3.6 million from $8.1 million for the six months ended June 30, 2008 to $4.5 million for the six months ended June 30, 2009. The decrease of $3.6 million in expenses was primarily attributable to patent and license fees of $1.0 million, $0.5 million of amortization charges, $0.5 million of employment costs and $0.4 million of stock-based compensation costs.
Restructuring charge
As of June 30, 2009, the restructuring liability associated with exiting the Bothell facility was $1.6 million accounting for the estimated fair value of the remaining lease payments, net of estimated sub-lease income. The restructuring liability is subject to a variety of assumptions and estimates. We review these assumptions and estimates on a quarterly basis and will adjust the accrual if necessary. There was no change in the estimate for the six months ended June 30, 2009.
For the six months ended June 30, 2009, we recorded accretion expense associated with the Bothell restructuring lease of $0.1 million on the consolidated statement of operations as interest expense. A further $0.1 million of accretion expense will be recognized over the remaining life of the lease to December 2010.
As a result of the continual review of our operating plan, in June 2009 additional actions were further implemented to the restructuring plan announced in September 2008. These actions reduced the workforce across all locations by an additional 26 people making a total reduction of 51 (or 63% of the workforce) since September 2008. An additional restructuring accrual of $0.4 million was recorded in connection with the severance payments liability during the second quarter of 2009. (see “Restructuring Expense” under footnote 2).
An asset impairment amounting to $0.2 million was also charged to the consolidated statement of operations as a result of assets being identified that would likely no longer be utilized.

Other income (expense)
Other income (expense) is comprised of the change in valuation of the derivative, change in value of liability classified warrants, interest income and interest expense. The following table summarizes the other income (expense) for the six months ended June 30, 2008 and 2009:

	Six months ended June 30,
	2008	2009	Difference	Difference
	($000s)%
Payment under guarantee	—	(1,652)	(1,652)	n/a
Change in valuation of derivative	—	—	—	—
Change in valuation of warrants	2,889	(296)	(3,185)	(110)
Foreign exchange gains/(losses)	137	(248)	(385)	(281)
Interest income	897	92	(805)	(90)
Interest expense	(175)	(120)	55	31

Total other income (expense)	3,748	(2,224)	(5,972)	(159)

The payment under guarantee is payable to SE as a result of a reduction in the Company’s research operations (see footnote 7).
The change in valuation of warrants relates to the issue of warrants to purchase shares of our common stock under the registered direct financing completed in February 2007. The warrants issued to the investors meet the requirements of and are being accounted for as a liability in accordance with EITF 00-19. The value of the warrants is being marked to market each reporting period as a derivative gain or loss until exercised or expiration. For the six months ended June 30, 2008 and 2009, we recognized the change in the value of warrants of approximately $2.9 million and an expense of $0.3 million, respectively, as other income in the consolidated statement of operations.
Interest income decreased by $0.8 million from $0.9 million for the six months ended June 30, 2008 to $0.1 million for the six months ended June 30, 2009. The decrease is primarily attributable to lower average balances of cash and cash equivalents and short-term investments in 2009 as compared to 2008.
Interest expense decreased by $0.1 million from $0.2 million for the six months ended June 30, 2008 to $0.1 million for the six months ended June 30, 2008. In May 2009, we paid our note payable to Sinclair earlier than the contractual terms resulting in only five months of interest. During 2008, there was six months of accretion interest charged on deferred consideration and notes payable in relation to the acquisition of ALIGN assets on October 5, 2007.
Income tax benefit
Credit is taken for research and development tax credits, which are claimed from HMRC, in respect of qualifying research and development costs incurred.
The following table summarizes research and development tax credits for the six months ended June 30, 2008 and 2009:

	Six months ended June 30,
	2008	2009	Difference	Difference
	($000s)%
Total income tax benefit	1,101	591	(510)	(46)

Research and development tax credits recoverable decreased by $0.5 million from $1.1 million for the six months ended June 30, 2008 to $0.6 million for the six months ended June 30, 2009. The decrease was a reflection of decreased income taxes available for recovery as a consequence of the lower eligible research and development payroll expenses in 2009.

Liquidity and Capital Resources
The following is a summary of our key liquidity measures at December 31, 2008 and June 30, 2009:

	December 31,	June 30,		%
	2008	2009	$ Difference	Difference
	($000s)
Cash and cash equivalents	24,220	15,864	(8,356)	(35)
Short-term investments, available for sale	1,502	—	(1,502)	(100)

Total cash and cash equivalents and short-term investments	25,722	15,864	(9,858)	(38)

Current assets	29,014	17,967	(11,047)	(38)

Current liabilities	8,627	9,034	407	5

Working capital	20,387	8,933	(11,454)	(56)

At June 30, 2009, we had cash and cash equivalents and short-term investments of $15.9 million as compared to $24.2 million at December 31, 2008. The lower balance at June 30, 2009 was primarily due to the ongoing research and development of our product candidates. Since our inception, we have not generated any significant product revenue and have relied primarily on the proceeds from sales of equity and preferred securities to finance our operations and internal growth. Additional funding has come through interest on investments, licensing revenue, government grants and research and development tax credits. We have incurred significant losses since our inception. As of June 30, 2009, we had an accumulated deficit of $214.8 million. We believe that existing funds together with cash generated from operations are sufficient to satisfy our planned working capital, capital expenditures, debt service and other financial commitments through the third quarter of 2010 but business and environmental risks could have a detrimental affect on our availability of cash.
Cash provided by (used in) operating, investing and financing activities
Cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2009 and 2008, is summarized as follows:

	Six months ended June 30,
	2008	2009
	($000s)
Net cash used in operating activities	(18,943)	(10,438)
Net cash provided by investing activities	20,212	1,505
Net cash used in financing activities	(624)	(307)
Operating activities
Net cash used in operating activities decreased by $8.5 million, from $18.9 million in 2008 to $10.4 million in 2009. Net cash used in operating activities during the six months ended June 30, 2009 of $10.4 million resulted from our net operating loss of $12.1 million, adjusted for material non-cash activities comprising amortization of investment premiums (discounts), change in valuation of liability-classified warrants, depreciation and amortization and non-cash stock based compensation expense, amounting to $1.2 million and a net increase in working capital of $0.4 million due to a decrease in prepaid expenses and other current assets combined with a net increase in accounts payable and other current liabilities.
The net decrease of $8.5 million in net cash used in operations was primarily due to the cessation of expenditures on development activities outside of our core projects of approximately $5.9 million and savings on selling, general and administration expenses of approximately $3.6 million offset by a reduction in our working capital.

Investing activities
Net cash provided by investing activities for the six months ended June 30, 2009 and 2008 was approximately $1.5 million and approximately $20.2 million, respectively. For the six months ended June 30, 2009, we redeemed all of our short-term investments of $1.5 million and did not purchase any during 2009. The decrease in investing activities of approximately $18.7 million is primarily due to us having securities totaling $27.8 million classified as short-term investment at December 31, 2007, compared to only $1.5 million at December 31, 2008.
Financing activities
For the six months ended June 30, 2009 and 2008, the net cash outflow for financing activities primarily related to the payment of our preferred stock dividend of $0.3 million and $0.6 million, respectively. On April 6, 2009 and June 22, 2009, our board of directors passed resolutions to suspend payment of the quarterly cash dividend (as part of our program to reduce expenditures) on the Company’s 6% Convertible Exchangeable Preferred Stock scheduled for May 1, 2009 and August 1, 2009, respectively. The aggregate amount of dividends that would have been paid is approximately $0.6 million.
Operating Capital and Capital Expenditure Requirements
We expect to continue to incur substantial operating losses in the future. While we have generated modest product revenues from ALIGN product sales to June 30, 2009, we cannot guarantee that we will generate any significant product revenues until a product candidate has been approved by the FDA or similar regulatory agencies in other countries and successfully commercialized. We currently anticipate that our cash, cash equivalents and short-term investments will be sufficient to fund our operations at least through the next 12 months. However we will need to raise substantial additional funds to continue our operations in the longer term.
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

Such value is recognized as an expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. During the quarter ended March 31, 2009, we revised the forfeiture rates because actual forfeiture rates were higher than that previously estimated primarily due to the lapsing of stock option grants on the termination of employees. The revision to past forfeiture estimates for the three months ended March 31, 2009 resulted in a reversal of stock-based compensation cost recognized in prior years with a consequent net gain of approximately $0.2 million on the consolidated statement of operations. During the second quarter of 2009, we reduced the scale of our operations, including a workforce reduction across all locations. As a result, we recorded an expense of approximately $0.4 million.
Warrants liability
February 2007 Financing
EITF 00-19 requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no subsequent fair value adjustments are required. We review the classification of the contracts at each balance sheet date. Pursuant to EITF 00-19, since we are unable to control all the events or actions necessary to settle the warrants in registered shares the warrants have been recorded as a current liability at fair value. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statements of operations. The change in fair value recognized in the financial statements during the three months ended June 30, 2008 and 2009 was a gain of $0.7 million and an expense of $0.3 million, respectively, with regards to the February 2007 financing. For the six months ended 2008 and 2009, we recorded a gain of approximately $2.9 million and a loss of approximately $0.3 million, respectively. Fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the warrants liability.
Off-Balance Sheet Arrangements
As of June 30, 2009, we had no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to fluctuations in foreign currency exchange rates, interest rates and investment credit ratings.
Investment and Interest Rate Risk
Financial instruments which potentially subject the Company to interest rate risk consist principally of cash and cash equivalents and short-term investments. As of June 30, 2009, our cash and cash equivalents of approximately $15.9 million are invested in highly liquid money market accounts.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Pursuant to our investment guidelines, all investments in commercial paper and corporate bonds of financial institutions and corporations are rated ”A” or better by both Moody’s and Standard and Poor’s, no one individual security shall have a maturity of greater than 18 months and investments in any one corporation is restricted to 10% of the total portfolio. To minimize our exposure to adverse shifts in interest rates, we invest in short-term instruments and, at June 30, 2009, we held no investments with a maturity in excess of one year. Due to the short-term nature of our investments, portfolio diversification and our investment policy, we believe that our exposure to market interest rate fluctuations is minimal, liquidity is maintained and we do not have a material financial market risk exposure.
A hypothetical 10% change in short-term interest rates from those in effect at June 30, 2009 would not have a significant impact on our financial position or our expected results of operations. However, we may continue to have risk exposure to our holdings in cash, money market accounts and cash equivalents, which may adversely impact the fair value of our holdings. As of June 30, 2009, there were no indicators of credit risk impact to the valuation of our cash, cash equivalents or short term investments. We do not currently hold any derivative financial instruments with interest rate risk.
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
We currently do not engage in foreign currency hedging. We enter into certain transactions denominated in foreign currencies in respect of underlying operations and, therefore, we are subject to currency exchange risks. During the three and six months ended June 30, 2009, we recognized a realized loss of $0.1 million and $0.2 million, respectively, on such transactions. Other differences on foreign currency translation arising on consolidation of $8.2 million for the six months ended June 30, 2009 are also recorded as a movement in other comprehensive loss.
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

In December 2007, we entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge, in which Kingsbridge committed to provide us up to $60 million of capital during the next three years. Under the terms of the CEFF unless amended, we may access capital from Kingsbridge in tranches with Kingsbridge purchasing newly issued shares of our common stock with each tranche being priced at a discount to the average market price of the common stock during an eight-day pricing period. As of June 30, 2009, we have not “drawn down” any funds under the CEFF.

Item 4T.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Spiro Rombotis, our President and Chief Executive Officer, and Paul McBarron, our Executive Vice President, Finance, Chief Financial Officer and Chief Operating Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e)), have concluded that, based on such evaluations as of June 30, 2009, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting for the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as such term is defined in Rule 13a and 15d-15 of the Exchange Act.

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

If we fail to comply with the continued listing requirements of the NASDAQ Global Market our common stock price may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
Our common stock is currently listed for trading on the NASDAQ Global Market. We must satisfy NASDAQ’s continued listing requirements, including among other things, a minimum stockholders’ equity of $10.0 million and a minimum bid price for our common stock of $1.00 per share, or risk delisting, which would have a material adverse affect on our business. A delisting of our common stock from the NASDAQ Global Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.
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
We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of June 30, 2009, our accumulated deficit was $214.8 million. Our net loss for the three and six months ended June 30, 2009 was $7.0 million and $12.1 million, respectively. Our net loss attributable to common shareholders from inception through June 30, 2009 was $252.9 million. Our initial drug candidates are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years, as we continue our research and development of our initial drug candidates, seek regulatory approvals, commercialize any approved drugs and market and promote the ALIGN products: Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.
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
If we do not realize the expected benefits from the restructuring, such as the one we announced in September 2008 and in June 2009, our operating results and financial conditions could be negatively impacted.
In September 2008 and in June 2009, we announced a strategic restructuring designed to focus our resources on our lead drug, sapacitabine, while maintaining the Company’s core competency in drug discovery and cell cycle biology. We cannot guarantee that we will not have to undertake additional restructuring activities, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our restructuring. If we are unable to realize the expected operational efficiencies from our restructuring activities, our operating results and financial condition could be adversely affected.

Any future workforce and expense reductions may have an adverse impact on our internal programs, strategic plans, our ability to hire and retain key personnel and may be distracting to our management.
Further workforce and expense reductions additional to those carried out in September 2008 and the second quarter of 2009 could result in significant delays in implementing our strategic plans. In addition, employees, whether or not directly affected by such reduction, may seek future employment with our business partners or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce and expense reductions. In addition, the implementation of expense reduction programs may result in the diversion of the time and attention of our executive management team and other key employees, which could adversely affect our business. Any additional workforce reductions or restructurings would be expected to involve significant expense as a result of contractual terms in certain of our existing agreements, including potential severance obligations.
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
Clinical trials are expensive and complex, can take many years and have uncertain outcomes. We estimate that clinical trials of our most advanced drug candidates may be required to continue beyond our available funding and may take several years more to complete. The designs used in some of our trials have not been used widely by other pharmaceutical companies. Failure can occur at any stage of the testing and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of our current or future drug candidates, including but not limited to:
•	delays in securing clinical investigators or trial sites for our clinical trials;
•	delays in obtaining institutional review board, or IRB, and other regulatory approvals to commence a clinical trial;
•	slower than anticipated rates of patient recruitment and enrollment, or reaching the targeted number of patients because of competition for patients from other trials or other reasons;
•	negative or inconclusive results from clinical trials;
•	unforeseen safety issues;
•	uncertain dosing issues may or may not be related to suboptimal pharmacokinetic and pharmacodynamic behaviors;
•	approval and introduction of new therapies or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications obsolete;
•	inability to monitor patients adequately during or after treatment or problems with investigator or patient compliance with the trial protocols;
•	inability to replicate in large controlled studies safety and efficacy data obtained from a limited number of patients in uncontrolled trials;
•	inability or unwillingness of medical investigators to follow our clinical protocols; and
•	unavailability of clinical trial supplies.

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
We are engaged in a rapidly changing and highly competitive field. We are seeking to develop and market products that will compete with other products and drugs that currently exist or are being developed. We compete with companies that are developing small molecule drugs, as well as companies that have developed drugs or are developing alternative drug candidates for cancer or other serious disorders where there is abnormal cell proliferation. We believe that several companies are developing drugs targeting cancer that may compete with our candidates. A large number of drug candidates are in development for the treatment of leukemias, lymphomas, lung cancer and nasopharyngeal cancer. Several pharmaceutical and biotechnology companies have nucleoside analogs on the market or in clinical trials for oncology indications, including Eli Lilly, Genzyme, GlaxoSmithKline and Mayne Pharma. We believe that we are currently the only company that has an orally available CDK inhibitor in Phase 2 clinical trials. We believe that a number of companies, including AstraZeneca, Bayer-Schering, Bristol-Myers Squibb, Eisai, Pfizer, and Roche are developing CDK inhibitors in early stage clinical trials in cancer patients. Although Aventis, a predecessor of Sanofi-Aventis, had previously announced that it has ceased Phase 2 development of alvocidib or flavopiridol, a CDK inhibitor, we believe that the National Cancer Institute’s Cancer Therapy Evaluation Program is continuing to enroll patients in a Phase 2 trial and that Sanofi-Aventis has reinitiated development of alvocidib in Phase 3 clinical trials in patients with chronic leukemia. A number of companies are pursuing discovery and research activities in each of the other areas that are the subject of our research and drug development programs. We believe that AstraZeneca, Merck, jointly with Vertex, Merck KGaA, Takeda-Millennium and Sunesis and have commenced Phase 2 or Phase 1 clinical trials of Aurora kinase inhibitors in patients with advanced cancers. Several companies have reported selection of Aurora kinase inhibitor candidates for development and may have started or are expected to start clinical trials within the next twelve months. We believe that Boehringer Ingelheim, GlaxoSmithKline and Onconova have commenced Phase 1 or Phase 2 clinical trials with Plk inhibitor candidates for oncology indications. We believe that Beiersdorf, Daiichi-Sankyo, Johnson & Johnson, MPM Medical and other companies market products for radiation dermatitis or xerostomia.
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
There is a risk that we are infringing or will infringe the proprietary rights of third parties because patents and pending applications belonging to third parties exist in the United States, the European Union and elsewhere in the world in the areas of our research and/or the ALIGN products. Others might have been the first to make the inventions covered by each of our or our licensors’ pending patent applications and issued patents and might have been the first to file patent applications for these inventions. We are aware of several published patent applications, and understand that others may exist, that could support claims that, if granted, could cover various aspects of our developmental programs, including in some cases particular uses of our lead drug candidate, seliciclib, sapacitabine or other therapeutic candidates, or gene sequences and techniques that we use in the course of our research and development. In addition, we understand that other applications and patents exist relating to potential uses of sapacitabine and seliciclib that are not part of our current clinical programs for these compounds. Numerous third-party United States and foreign issued patents and pending applications exist in the area of kinases, including CDK, AK and Plk for which we have research programs. For example, some pending patent applications contain broad claims that could represent freedom to operate limitations for some of our kinase programs should they be issued unchanged. Although we intend to continue to monitor these applications, we cannot predict what claims will ultimately be allowed and if allowed what their scope would be. In addition, because the patent application process can take several years to complete, there may be currently pending applications, unknown to us, which may later result in issued patents that cover the production, manufacture, commercialization or use of our drug candidates. If we wish to use the technology or compound claimed in issued and unexpired patents owned by others, we will need to obtain a license from the owner, enter into litigation to challenge the validity of the patents or incur the risk of litigation in the event that the owner asserts that we infringe its patents. In one case we have opposed a European patent relating to human aurora kinase and the patent has been finally revoked (no appeal was filed). We are also aware of a corresponding U.S. patent containing method of treatment claims for specific cancers using aurora kinase modulators which, if held valid, could potentially restrict the use of our aurora kinase inhibitors once clinical trials are completed.
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
On April 6, 2009 and June 22, 2009, our board of directors passed a resolution to suspend payment of the quarterly cash dividend on the Company’s 6% Convertible Exchangeable Preferred Stock, or the Preferred Stock, scheduled for May 1, 2009 and August 1, 2009, respectively. To the extent that any dividends payable on the Preferred Stock are not paid, such unpaid dividends are accumulated. However, if we fail to pay dividends on the Preferred Stock for six quarterly dividend periods (whether or not consecutive), the size of our board of directors will be increased by two and the holders of the Preferred Stock will have the right to vote to fill the two vacancies created thereby until we pay all accumulated and unpaid dividends. Although our board of directors will continue to evaluate the payment of a quarterly cash dividend on a quarterly basis, we cannot assure you that we will be able to continue to pay the dividends and that holders of our Preferred Stock will not be granted additional rights with respect to our management.
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
The market prices of the securities of biotechnology companies, particularly companies like us without product revenues and earnings, have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the performance of particular companies. In the past, companies that experience volatility in the market price of their securities have often faced securities class action litigation. Moreover, market prices for stocks of biotechnology-related and technology companies frequently reach levels that bear no relationship to the performance of these companies. These market prices generally are not sustainable and are highly volatile. Whether or not meritorious, litigation brought against us could result in substantial costs, divert our management’s attention and resources and harm our financial condition and results of operations. In addition, due to our stock price from time to time, we may not continue to qualify for continued listing on the NASDAQ Global Market. Please see Risk Factor: Our common stock may have a volatile public trading price.
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
Inventory levels of Xclair®, Numoisyn® Liquid or Numoisyn® Lozenges held by wholesalers can also cause our operating results to fluctuate unexpectedly. For the year ended December 31, 2008 and the six months ended June 30, 2009, approximately 85% and 78%, respectively, of our product sales in the United States were to two wholesalers, Cardinal Health, Inc. and McKesson Corp. Inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to wholesalers do not match end user demand. We have entered into inventory management agreements with these U.S. wholesalers under which they provide us with data regarding inventory levels at these wholesalers. However, these wholesalers may not be completely effective in matching inventory levels to end user demand, as they make estimates to determine end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations, for which we have no inventory management agreements and have no control in respect to their buying patterns. Also, the non-retail sector in the United States, which includes government institutions and large health maintenance organizations, tends to be less consistent in terms of buying patterns, and often causes quarter-over-quarter fluctuations in inventory and ordering patterns. We attempt to monitor inventory of Xclair®, Numoisyn® Liquid or Numoisyn® Lozenges in the United States through the use of internal sales forecasts and the expiration dates of product shipped, among other factors. We also rely on third party data to assist us in monitoring estimated pharmacy and other non-wholesaler inventory levels and prescription trends. The information provided by third parties to quantify inventory levels and prescriptions trends is inherently uncertain and may not be accurate. Because the methodology behind the third party information is proprietary, we are unable to quantify why third party estimates of inventory and of prescription trends for Xclair®, Numoisyn® Liquid or Numoisyn® Lozenges may be accurate or inaccurate quarter to quarter.
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
On June 22, 2009, our board of directors passed a resolution to suspend payment of the quarterly cash dividend on the Company’s 6% Convertible Exchangeable Preferred Stock scheduled for August 1, 2009. The aggregate amount of dividends that would have been paid is $307,022.

Item 4.	Submissions of Matters to a Vote of Security Holders.
At the Company’s Annual Meeting of Stockholders held on May 21, 2009, the stockholders of the Company elected the following persons as directors of the Company to serve until the 2012 Annual Meeting of Stockholders and until their successors are duly elected and qualified: Nicholas Bacopoulos, Ph.D., Christopher Henney, Ph.D., D.Sc. and Paul McBarron. The results of the voting were as follows:

	Votes For	Votes Withheld
Nicholas Bacopoulos, Ph.D.	13,059,390	204,014
Christopher Henney, Ph.D., D.Sc	11,468,838	1,794,566
Paul McBarron	11,135,597	2,127,807
In addition, Spiro Rombotis, Sir John Banham, Nicholas Bacopoulos, Ph.D. Daniel Spiegelman and David U’Prichard, Ph.D. continue to serve on the Board of Directors following the Annual Meeting of Stockholders.
Further, the stockholders ratified the Board’s selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009, with 13,170,081 votes for ratification, 1,522 votes against ratification, 91,800 abstentions and 0 broker non-votes.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

1.1
Placement Agent Agreement dated July 23, 2009, by and between the Company and Lazard Capital Markets LLC (incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009 (file no. 000-50626))

4.1
Form of Series I Warrant to purchase Common Stock between the Company and the investors signatory thereto (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009 (file no. 000-50626))

4.2
Form of Series II Warrant to purchase Common Stock between the Company and the investors signatory thereto (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009 (file no. 000-50626))

10.1
Form of Subscription Agreement between the Company and each of the investors signatory thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009 (file no. 000-50626))

10.2	Agreement between the Company and Scottish Enterprise dated March 27, 2006

10.3	Addendum to Agreement between the Company and Scottish Enterprise dated June 22, 2009

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYCLACEL PHARMACEUTICALS, INC.
Dated: August 13, 2009	By:	/s/ Paul McBarron
Paul McBarron
Executive Vice President, Finance, Chief Financial Officer and Chief Operating Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

1.1
Placement Agent Agreement dated July 23, 2009, by and between the Company and Lazard Capital Markets LLC (incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009 (file no. 000-50626))

4.1
Form of Series I Warrant to purchase Common Stock between the Company and the investors signatory thereto (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009 (file no. 000-50626))

4.2
Form of Series II Warrant to purchase Common Stock between the Company and the investors signatory thereto (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009 (file no. 000-50626))

10.1
Form of Subscription Agreement between the Company and each of the investors signatory thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2009 (file no. 000-50626))

10.2	Agreement between the Company and Scottish Enterprise dated March 27, 2006

10.3	Addendum to Agreement between the Company and Scottish Enterprise dated June 22, 2009

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002