Form 10-Q
period 2009-09-30
Cyclacel Pharmaceuticals, Inc.
filed 2009-11-12
CIK 1130166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 11, 2009 there were 24,433,129 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In $000s, except share amounts)

	December 31,	September 30,
	2008	2009
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	24,220	14,433
Short-term investments	1,502	—
Inventory	508	140
Prepaid expenses and other current assets	2,784	1,652

Total current assets	29,014	16,225
Property, plant and equipment (net)	1,748	1,121
Deposits and other assets	195	196

Total assets	30,957	17,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	754	1,463
Accrued liabilities	5,186	5,228
Other current liabilities	1,615	1,336
Warrant liability	43	238
Current portion of other accrued restructuring charges	1,029	1,063

Total current liabilities	8,627	9,328
Other accrued restructuring charges, net of current	1,062	267
Other long term payables	626	—

Total liabilities	10,315	9,595

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2008 and September 30, 2009; 2,046,813 shares issued and outstanding at December 31, 2008 and September 30, 2009. Aggregate preference in liquidation of $20,673,000 at December 31, 2008 and September 30, 2009	2	2
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2008 and September 30, 2009; 20,433,129, and 24,433,129 shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively	20	24
Additional paid-in capital	223,377	225,864
Accumulated other comprehensive loss	(42)	5
Deficit accumulated during the development stage	(202,715)	(217,948)

Total stockholders’ equity	20,642	7,947

Total liabilities and stockholders’ equity	30,957	17,542

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In $000s, except share and per share amounts)
(Unaudited)

					Period from
					August 13, 1996
	Three Months Ended		Nine Months Ended		(inception) to
	September 30,		September 30,		September 30,
	2008	2009	2008	2009	2009
Revenues:
Collaboration and research and development revenue	—	—	—	—	3,000
Product revenue	257	223	590	688	1,526
Grant revenue	12	7	36	36	3,671

Total revenue	269	230	626	724	8,197

Operating expenses:
Cost of goods sold	120	163	315	472	901
Research and development	4,030	1,394	15,718	7,174	167,587
Selling, general and administrative	3,218	2,188	11,337	6,703	70,011
Goodwill and intangibles impairment	6,344	—	6,344	—	7,934
Restructuring expenses	489	—	489	366	2,634

Total operating expenses	14,201	3,745	34,203	14,715	249,067

Operating loss	(13,932)	(3,515)	(33,577)	(13,991)	(240,870)
Other income (expense):
Costs associated with aborted 2004 IPO	—	—	—	—	(3,550)
Payment under guarantee	—	—	—	(1,652)	(1,652)
Change in valuation of derivative	—	—	—	—	(308)
Change in valuation of warrants	432	101	3,321	(195)	6,512
Foreign exchange gains/(losses)	(4,776)	119	(4,638)	(129)	(4,172)
Interest income	287	7	1,184	94	13,635
Interest expense	(69)	(41)	(244)	(156)	(4,613)

Total other income (expense)	(4,126)	186	(377)	(2,038)	5,852

Loss before taxes	(18,058)	(3,329)	(33,954)	(16,029)	(235,018)
Income tax benefit	411	205	1,511	796	17,070

Net loss	(17,647)	(3,124)	(32,443)	(15,233)	(217,948)
Dividends on Preferred Ordinary shares	—	—	—	—	(38,123)

Net loss applicable to common shareholders	(17,647)	(3,124)	(32,443)	(15,233)	(256,071)

Net loss per share — Basic and diluted	$(0.86)	$(0.13)	$(1.59)	$(0.71)

Weighted average common shares outstanding	20,433,129	23,172,259	20,433,129	21,356,206

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $000s)
(Unaudited)

			Period from
			August 13, 1996
	Nine Months Ended		(inception) to
	September 30,		September 30,
	2008	2009	2009
Cash flows from operating activities:
Net loss	(32,443)	(15,233)	(217,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of deferred consideration payable in common stock related to the acquisition of ALIGN	29	—	—
Accretion of interest on notes payable, net of amortization of debt premium	59	2	100
Amortization of investment premiums, net	(1,273)	20	(2,297)
Change in valuation of derivative	—	—	308
Change in valuation of warrants	(3,321)	195	(6,512)
Depreciation and amortization	1,619	501	12,576
Goodwill and intangibles impairment	6,344	151	8,085
Unrealized foreign exchange loss	5,184	—	7,747
Deferred revenue	—	—	(98)
Compensation for warrants issued to non employees	—	—	1,215
Shares issued for IP rights	—	—	446
Loss (gain) on disposal of property, plant and equipment	—	10	39
Stock based compensation	1,202	525	16,110
Provision for restructuring	383	—	1,779
Amortization of issuance costs of Preferred Ordinary “C” shares	—	—	2,517
Payment under guarantee	—	(796)	(796)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,184	1,500	(968)
Accounts payable and other current liabilities	(2,499)	507	(989)

Net cash used in operating activities	(23,532)	(12,618)	(178,686)

Investing activities:
Purchase of ALIGN	—	—	(3,763)
Purchase of property, plant and equipment	(354)	(13)	(8,821)
Proceeds from sale of property, plant and equipment	—	13	39
Purchase of short-term investments	(857)	—	(156,657)
Redemptions of short-term investments, net of maturities	22,899	1,502	162,749

Net cash provided by (used in) investing activities	21,688	1,502	(6,450)

Financing activities:
Payment of capital lease obligations	(10)	—	(3,719)
Proceeds from issuance of ordinary and preferred ordinary shares, net of issuance costs	—	—	90,858
Proceeds from issuance of common stock and warrants, net of issuance costs	—	2,867	78,850
Net proceeds from stock options and warrants exercised	—	—	163
Payment of preferred stock dividend	(921)	(307)	(3,679)
Repayment of government loan	—	—	(455)

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $000s)
(Unaudited)

			Period from
			August 13, 1996
	Nine Months Ended		(inception) to
	September 30,		September 30,
	2008	2009	2009
Government loan received	—	—	414
Loan received from Cyclacel Group Plc	—	—	9,103
Proceeds of committable loan notes issued from shareholders	—	—	8,883
Loans received from shareholders	—	—	1,645
Cash and cash equivalents assumed on stock purchase	—	—	17,915
Costs associated with stock purchase	—	—	(1,951)

Net cash (used in) provided by financing activities	(931)	2,560	198,027

Effect of exchange rate changes on cash and cash equivalents	(1,489)	(1,231)	1,542
Net (decrease) increase in cash and cash equivalents	(2,775)	(9,787)	14,433
Cash and cash equivalents at beginning of period	30,987	24,220	—

Cash and cash equivalents at end of period	26,723	14,433	14,433

Supplemental disclosure of cash flows information:
Cash received during the period for:
Interest	8448	62	11,707
Taxes	2,113	1,527	16,444
Cash paid during the period for:
Interest	(169)	—	(1,681)
Schedule of non-cash transactions:
Acquisitions of equipment purchased through capital leases	—	—	3,470
Issuance of Ordinary shares in connection with license agreements	—	—	592
Issuance of Ordinary shares on conversion of bridging loan	—	—	1,638
Issuance of Preferred Ordinary “C” shares on conversion of secured convertible loan notes and accrued interest	—	—	8,893
Issuance of Ordinary shares in lieu of cash bonus	—	—	164
Issuance of other long term payable on ALIGN acquisition	—	—	1,122
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
The Company has additional ongoing programs in clinical development which are currently pending availability of clinical data. Once data become available and are reviewed, the Company will determine the feasibility of pursuing further development and/or partnering these assets including sapacitabine in combination with seliciclib, seliciclib in nasopharyngeal cancer or NPC and NSCLC and CYC116.
To date, the Phase 2 AML and MDS study has enrolled 105 AML patients and 31 MDS patients. During October 2009, the Company announced top-line survival data for the primary endpoint of the Phase 2 AML study. The study was a three-arm randomized trial evaluating three dosing schedules of sapacitabine. The primary endpoint of 1-year survival was approximately 30% each on two out of the three schedules tested. Partial responses were observed in 3 out of 16 patients enrolled in the Phase 2 randomized CTCL trial which will be closed.
In September 2008, the Company announced a revision of its operating plan to concentrate its resources on the advancement of its lead drug sapacitabine. Consistent with the revised operating plan, during the second and third quarters of 2009, the Company further reduced its workforce across all locations by twenty six (26) people making a total reduction of fifty one (51) people, or 63% of the workforce, since September 2008. With these reductions and its cost-containment efforts, the Company currently anticipates that its cash and cash equivalents of approximately $14.4 million as of September 30, 2009 is sufficient to meet the Company’s anticipated short-term working capital needs and fund its current operations, including on-going sapacitabine clinical trials, for the next twelve months. To continue operations beyond that time or in order to undertake further development activity, the Company would need to raise additional finance.
Subsequent Events
On October 19, 2009, the Board of Directors decided not to declare the payment of the quarterly cash dividend on the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”) scheduled for November 1, 2009. To the extent that any dividends payable on the Preferred Stock are not paid, the unpaid dividends are accumulated. The Board of Directors will continue to evaluate the payment of a quarterly cash dividend on a quarterly basis.
On October 21, 2009, Cyclacel received a letter from The NASDAQ Stock Market notifying the Company that it had been granted an extension of time to regain compliance with the minimum $10 million stockholders’ equity requirement for continued listing set forth in NASDAQ Marketplace Rule 5450(b)(1)(A). The Company previously announced on August 24, 2009, that it had received a letter from NASDAQ notifying Cyclacel that it was not in compliance with this requirement.

Under the terms of the extension, on or before December 7, 2009, Cyclacel must furnish to the Securities and Exchange Commission and NASDAQ a publicly available filing that, among other things, evidences compliance with the minimum $10 million stockholders’ equity requirement. In the event the Company does not satisfy the terms of the extension, Cyclacel expects to be notified that its securities will be subject to delisting from The NASDAQ Global Market. In that event, the Company may either apply for listing on The NASDAQ Capital Market, provided it meets the continued listing requirements of that market, or appeal the decision to a NASDAQ Listing Qualifications Panel. In the event of an appeal, the Company’s securities would remain listed on The NASDAQ Global Market pending a decision by the Panel following the hearing.
On October 27, 2009, the Company received a notice from The NASDAQ Stock Market indicating that the Company is not in compliance with NASDAQ Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because the closing bid price per share for its common stock has been below $1.00 per share for 30 consecutive business days. In accordance with NASDAQ Listing Rules, the Company will be provided 180 calendar days, or until April 26, 2010, to regain compliance with the Minimum Bid Price Rule. The Company can achieve compliance if at any time before April 26, 2010, its common stock closes at $1.00 per share or more for at least 10 consecutive business days. This notification has no effect on the listing of the Company’s common stock at this time.
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
The condensed consolidated balance sheet as of September 30, 2009, the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008, and related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2008 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet as of September 30, 2009, the results of operations for the three and nine months ended September 30, 2009 and 2008 and the consolidated statements of cash flows for the three and nine months ended September 30, 2009 and 2008, have been made. The interim results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or for any other year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the SEC. We have evaluated all subsequent events through November 12, 2009, the date the financial statements were issued.
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
Short-term Investments
The Company invests, from time to time, in certain marketable debt securities. Debt securities, at December 31, 2008, comprised of investment-grade government and commercial securities purchased to generate a higher yield than cash equivalents. In accordance with Accounting Standards Codification (ASC) 320, “Accounting for Certain Investments in Debt and Equity Securities,” (“ASC 320”) such investment securities are classified as available-for-sale and are carried at fair value. Under ASC 320, unrealized gains and losses, net of tax, are reported in a separate component of stockholders’ equity until realized. Amortization, accretion, interest and dividends, realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. For the purpose of computing realized gains and losses, the cost of securities sold is based on the specific-identification method. Investments in securities with maturities of less than one year or which management intends to use to fund current operations are classified as short-term investments.
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
The Company also invests its surplus cash in bank term deposits having a maturity period of between one day and one year. Accordingly, all cash resources with original maturity of three months or less have been classified as cash and cash equivalents and those with original maturity of more than three months as short—term investments. The objectives of the Company’s cash management policy are the safety and preservation of funds, liquidity sufficient to meet the Company’s cash flow requirements and attainment of a market rate of return. As of September 30, 2009, the Company did not own any short-term investments.
Inventory
Cyclacel values inventories at lower of cost or market value. The Company determines cost using the first-in, first-out method. As of September 30, 2009 and December 30, 2008, all inventories were classified as finished goods. The Company analyzes its inventory levels quarterly and writes-down inventory that becomes obsolete or that has a cost basis in excess of its expected net realizable value. Expired inventory is disposed of and the related carrying amounts are written off. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required in future periods.

The Company analyzes its inventory levels to identify inventory that may expire prior to sale, inventory that has a cost basis in excess of its estimated realizable value, or inventory in excess of expected sales requirements. The determination of whether or not inventory costs will be realizable requires estimates by the Company’s management. A critical input in this determination is future expected inventory requirements, based on internal sales forecasts. The Company then compares these requirements to the expiry dates of inventory on hand. To the extent that inventory is expected to expire prior to being sold, the Company will write down the value of inventory. If actual results differ from those estimates, additional inventory write-offs may be required. The Company reviews its inventory levels on a quarterly basis and adjusts accordingly. During the three and nine months ended September 30, 2009, the Company determined and recorded a reserve of approximately $48,000 and $0.1 million, respectively, based upon current inventory levels, expiration dates, and future sales. This amount was recorded within cost of sales on the condensed consolidated statement of operations. In the future, reduced demand, quality issues or excess supply may result in write-downs, which would be recorded as adjustments to cost of sales.
Revenue Recognition
Product sales
The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed and determinable; and collectability is reasonably assured.
The Company offers a general right of return on these product sales, and has considered the guidance in ASC 605-15, “Revenue Recognition When Right of Return Exists” (“ASC 605-15”) and ASC 605 — 10 ‘Revenue Recognition’ (“ASC 605-10”). Under these pronouncements, the Company accounts for all product sales using the “sell-through” method. Under the sell-through method, revenue is not recognized upon shipment of product to distributors. Instead, the Company records deferred revenue at gross invoice sales price and deferred cost of sales at the cost at which those goods were held in inventory. The Company recognizes revenue when such inventory is sold through to the end user. To estimate product sold through to end users, the Company relies on third-party information, including information obtained from significant distributors with respect to their inventory levels and sell-through to customers.
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
Derivative Instruments
The Company issued warrants to purchase shares of common stock under the registered direct financing completed in February 2007. These warrants are being accounted for as a liability in accordance with ASC 815 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“ASC 815”). The value of the warrant shares is being marked to market each reporting period as a derivative gain or loss on the consolidated statement of operations until exercised or expiration. The fair value of the warrants is determined at each reporting date utilizing the Black-Scholes option pricing model. All other warrants issued are being accounted for as equity in accordance with ASC 815.
Stock-based Compensation
The Company grants stock options, restricted stock units and restricted stock to officers, employees and directors under the 2006 Amended and Restated 2006 Equity Incentive Plan (“2006 Plan”), which was approved on March 16, 2006 and subsequently amended. The Company also has outstanding options under various stock-based compensation plans for employees and directors. These plans are described more fully in Note 6 “Stock-Based Compensation”. The Company accounts for these plans under ASC 718 “Share-Based Payment” (“ASC 718”).
ASC 718 requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the requisite service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line attribution method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. In connection with the reduction in workforce during the second and third quarters of 2009, the Company agreed to extend the option exercise term for terminated employees from thirty (30) days to nine (9) months. In accordance with ASC 718, the Company recorded a one time charge of $0.3 million during the second quarter of 2009. Actual results and future estimates may differ substantially from the Company’s current estimates.
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

The Company accounts for income taxes in accordance with ASC 740 “Accounting for Uncertainty in Income Taxes” an interpretation of ASC 740 “Accounting for income taxes” (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements by prescribing a minimum probability threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties and accounting in interim periods as well as disclosure and transition.
Credit is taken in the accounting period for research and development tax credits, which will be claimed from H. M. Revenue & Customs, the United Kingdom’s taxation and customs authority, in respect of qualifying research and development costs incurred in the same accounting period.
Segments
The Company has determined its reportable segments in accordance with ASC 280, “Disclosure about Segments of an Enterprise and Related Information” (“ASC 280”) through consideration of the Company’s business activities and geographic area. The Company has concluded that it has one operating segment, being the discovery, development and commercialization of novel, mechanism-targeted drugs to treat cancer and other serious disorders, with development operations in two geographic areas, namely the United States and the United Kingdom.
Net Loss per Common Share
The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, restricted stock, restricted stock units, convertible preferred stock, make-whole dividend payments of common stock on convertible preferred stock and common stock warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive. Such excluded shares are summarized as follows:

	September 30,	September 30,
	2008	2009
Stock options	2,743,963	3,538,933
Restricted stock and restricted stock units	—	141,700
Convertible preferred stock	870,980	870,980
Common stock warrants	3,809,272	7,044,363

Total shares excluded from calculation	7,424,215	11,595,976

Other Comprehensive Loss
In accordance with ASC 220, “Reporting Comprehensive Income” (“ASC 220”) all components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and changes in the fair value of available-for-sale securities, are reported, net of any related tax effect, to arrive at comprehensive income (loss).

					Period from
					August 13, 1996
	For the three months		For the nine months		(inception) to
	ended September 30,		ended September 30,		September 30,
	2008	2009	2008	2009	2009
	$000	$000	$000	$000	$000
Net loss	(17,647)	(3,124)	(32,443)	(15,233)	(217,948)
Other Comprehensive income/(loss)	4,063	(113)	3,967	47	5
Comprehensive loss	(13,584)	(3,237)	(28,476)	(15,186)	(217,943)

Restructuring Expense
The Company records costs and liabilities associated with exit and disposal activities, when certain criteria have been met in accordance with ASC 420, “Accounting for Costs Associated with Exit or Disposal Activities” (“ASC 420”), at fair value in the period the liability is incurred. The Company’s restructuring and integration plan is subject to continued future refinement as additional information becomes available.
In September 2008, the Company announced a revision of its operating plan and that it plans to concentrate its resources on the advancement of its lead drug, sapacitabine, while maintaining the Company’s core competency in drug discovery and cell cycle biology. In June 2009, the Company further reduced its workforce across all locations by 26 people making a total reduction of 51 people (or 63% of the workforce) since September 2008. At the end of September 2009, $30,000 of severance payments remained outstanding. An asset impairment amounting to $0.1 million was also charged to the consolidated statement of operations as a result of assets being identified that was no longer being utilized.
Impairment of Long-lived Assets
In accordance with the provisions of ASC 360, the Company reviews long-lived assets, including intangibles, property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under ASC 360, impairment occurs when undiscounted estimated identifiable future cash flows expected to result from the use of the asset and its eventual dispositions are less than its carrying amount. An impairment loss, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.
As a result of the Company’s reduction in workforce in the second quarter of 2009 and third quarter of 2008, the Company identified certain research and development assets at its Scotland facility which will no longer be utilized For the three months ended June 30, 2009, the Company recorded an asset impairment of approximately $0.2 million in respect to these assets and it was included as part of restructuring costs on the consolidated statement of operations in accordance with ASC 420. During the third quarter of 2009, the Company wrote off against the impairment approximately $20,000 as a result of certain equipment not being utilized. All remaining laboratory equipment is classified as “Assets for Sale” within fixed assets on the balance sheet as of September 30, 2009.
3. SHORT-TERM INVESTMENTS
The following is a summary of short-term investments:

	December 31, 2008
	Gross	Gross	Gross
	amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	$000	$000	$000	$000
Corporate bonds & commercial paper	1,501	1	—	1,502

September 30, 2009
	Gross	Gross	Gross
	amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	$000	$000	$000	$000
Corporate bonds & commercial paper	—	—	—	—

For investments that are in an unrealized loss position, the Company evaluated the nature of the investments, the duration of the impairments and concluded that the impairments are not other-than-temporary.
At September 30, 2009, the Company did not own any short-term investments. At December 31, 2008, the Company had marketable securities at fair value with contractual maturities of greater than one year but less than 5 years of approximately $1.5 million.
Fair value measurements
The Company adopted ASC 820, “Fair Value Measurements” (“ASC 820”), for its financial assets and liabilities on January 1, 2008, and for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis on January 1, 2009. The Company’s adoption of ASC 820 did not materially affect the Company’s financial position, results of operations or liquidity. As defined in ASC 820, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
•	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
•	Level 2: Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly.
•	Level 3: Unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.
Financial liabilities carried at fair value as of September 30, 2009 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
	$000	$000	$000	$000

Warrants	—	238	—	238

Total liabilities at fair value	—	238	—	238

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	December 31,	September 30,
	2008	2009
	($000s)
Research and development tax credit receivable	1,530	967
Prepayments	1,017	554
Other current assets	237	131

Total prepaid expenses and other current assets	2,784	1,652

5. ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES
Accrued liabilities consist of the following:

	December 31,	September 30,
	2008	2009
	($000s)
Accrued research and development	3,653	2,464
Amount payable under license agreement	594	665
Accrued payments under guarantee	—	796
Other accrued liabilities	939	1,523

Total accrued liabilities	5,186	5,228

Other current liabilities consist of the following:

	December 31,	September 30,
	2008	2009
	($000s)
Accrued compensation	707	132
Proposed preference dividend	307	921
Other current liabilities	601	283

Total other current liabilities	1,615	1,336

6. STOCK BASED COMPENSATION
Stock-based compensation was reported within expense line items on the consolidated statement of operations for the three and nine months ended September 30, 2008 and 2009 as shown in the following table:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2009	2008	2009
	($000s)		($000s)
Research and development	127	68	548	121
General and administrative	127	289	654	404

Stock-based compensation costs before income taxes	254	357	1,202	525

The number of shares reserved under the 2006 Plan is 5,200,000 shares of the Company’s common stock. The shares reserved under the 2006 Plan have a maximum maturity of 10 years and generally vest over a four-year period from the date of grant.
A summary of activity for the options under the Company’s 2006 Plan for the nine months ended September 30, 2009 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (years)	Value
				(in $000s)
Options outstanding at December 31, 2008	3,674,899	$4.36	8.74	2
Granted	221,000	$0.39
Exercised	—
Expired	—
Cancelled / forfeited	356,966	$4.31

Options outstanding at September 30, 2009	3,538,933	$4.14	8.04	548

Unvested at September 30, 2009	1,997,925	$2.39	8.70	544

Vested and exercisable at September 30, 2009	1,541,008	$6.40	7.19	4

ASC 718 requires compensation expense associated with share-based awards to be recognized over the requisite service period, which for the Company is the period between the grant date and the date the award vests or becomes exercisable. Most of the awards granted by the Company (and still outstanding), vest ratably over four years, with 1/4 of the award vesting one year from the date of grant and 1/48 of the award vesting each month thereafter. However, certain awards made to executive officers vest over three to five years, depending on the terms of their employment with the Company.
Effective January 1, 2006, the Company elected to recognize all share-based awards issued after the adoption of ASC 718 under the straight-line attribution method. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. This analysis is evaluated quarterly and the forfeiture rate adjusted as necessary. Ultimately, the actual expense recognized over the vesting period is based on only those shares that vest.

The Company used the Black-Scholes option-pricing model with the following assumptions for stock option grants to employees and directors for the nine months ended September 30, 2008 and 2009:

	For the nine months
	ended September 30,
	2008	2009
Expected term	1 – 6 Yrs	0.75 – 5 Yrs
Risk free interest rate	2.15 – 3.76%	0.325 – 1.84%
Expected volatility	45 – 75%	65 – 169%
Expected dividend yield over expected term	—	—
Resulting weighted average grant fair value	$2.11	$0.39
The expected term assumption was estimated using past history of early exercise behavior and expectations about future behaviors. Due to the Company’s limited existence as a public company, the expected volatility assumption was based on the historical volatility of peer companies over the expected term of the option awards.
Estimates of pre-vesting option forfeitures are based on the Company’s experience. Currently the Company uses a forfeiture rate of 20% — 75% depending on when and to whom the options are granted. The Company adjusts its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment in the period of change and may impact the amount of compensation expense to be recognized in future periods. During both quarters ended September and June 30, 2009 the Company revised the forfeiture rates because actual forfeiture rates were higher than that previously estimated primarily due to the lapsing of stock option grants on the termination of employees. For the nine months ended September 30, 2009, the Company recognized a net cumulative charge of approximately $0.5 million with respect to the revised forfeiture rates.
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
There were no exercises of stock options during the three and nine months ended September 30, 2008 and 2009. As the Company presently has tax loss carry forwards from prior periods and expects to incur tax losses in 2009, the Company is not able to benefit from the deduction for exercised stock options in the current reporting period.
No equity instruments were settled in cash for the three and nine months ended September 30, 2008 and 2009.
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

Related to the workforce reduction in the second and third quarters of 2009, the Company amended the exercise period in which the employees would be able to exercise their vested stock options from thirty (30) days post termination date to nine months. In addition, the Company allowed the individuals to continue to vest stock options until November 18, 2009 as if they were still employed in recognition of past work. Per ASC 718, the Company considered the change in terms as a modification to performance condition or whereby the modification depends on the probability of achievement of the original performance condition immediately before and after the award. The modification is considered as improbable to probable or a Type III modification. As a result the Company recorded stock-based compensation expense of $0.3 million during the second quarter of 2009.
Restricted Stock
In November 2008, the Company issued restricted common stock to a senior executive of the Company subject to certain forfeiture provisions. Specifically, one quarter of the award vests one year from the date of grant and 1/48 of the award effectively vests each month thereafter. This restricted stock grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. Summarized information for restricted stock grants for the nine months ended September 30, 2009 is as follows:

	Restricted Common	Weighted Average Grant
	Stock	Date Value Per Share

Non-vested at December 31, 2008	50,000	$0.44

Granted	—	—

Non-vested at September 30, 2009	50,000	$0.44
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
Summarized information for restricted stock grants for the nine months ended September 30, 2009 is as follows:

	Restricted Common	Weighted Average Grant
	Units	Date Value Per Share

Non-vested at December 31, 2008	91,700	$0.44

Granted	—	—

Non-vested at September 30, 2009	91,700	$0.44
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

7. COMMITMENTS AND CONTINGENCIES
In 2005, the Company recorded an accrued restructuring liability associated with abandoning the facility in Bothell, Washington. The lease term on this space expires December 2010. The Bothell restructuring liability was computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses. The accrual balance was adjusted in 2006 to reflect a change in estimate due to continued deterioration in the local real estate market. As of September 30, 2009, the Bothell accrued restructuring liability was $1.6 million. This represents the Company’s best estimate of the fair value of the liability. Subsequent changes in the liability due to accretion, or changes in estimates of sublease assumptions, etc. will be recognized as adjustments to restructuring charges in future periods.
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
The restructuring accrual at September 30, 2009 is as follows:

$000s

Restructuring provision at December 31, 2008	2,091

Restructuring expense for the current period	366

Payments made in the period	(1,127)

As of September 30, 2009	1,330

Less: amounts due within one year	(1,063)

Other accrued restructuring charges — long term	(267)
In connection with the abandonment of the Bothell facility and the related sale of assets in late 2005, the Company has been subjected to a State sales tax audit by the Department of Revenue of the State of Washington. Based on an evaluation of the underlying asset dispositions and State tax law, the Company believes that the potential loss from the ultimate settlement of the assessment ranges from $270,000 to $1 million. Based on this evaluation the Company continues to accrue $270,000 plus related estimated interest costs of approximately $80,000 as a State tax assessment on the consolidated balance sheet as of September 30, 2009.
Guarantee
On July 28, 2005, as amended on March 27, 2006, Cyclacel Group plc (“Group”) signed a convertible Loan Note Instrument constituting convertible unsecured loan notes (the “Loan”) and entered into a Facility Agreement (“Agreement”) with Scottish Enterprise (“SE”), as lender, whereby SE subscribed for £5 million, or approximately $9 million at the time, of the convertible loan notes. The loan was subsequently converted into 1,231,527 preferred D shares of the Group in satisfaction of all amounts owed by Group under the convertible loan notes. The number of preferred D shares that SE received was calculated by dividing the principal amount outstanding under the loan note by £4.06. The preferred D shares were exchanged for shares in Xcyte Therapies, Inc. on March 27, 2006 as part of the transaction between Xcyte and Cyclacel Limited. However, Scottish Enterprise retained the ability it had under the Agreement to receive a cash payment should the research operations in Scotland be significantly reduced. Cyclacel Limited guaranteed approximately £5 million, the amount potentially due to SE, which will be calculated as a maximum of £5 million less the market value of the shares held (or would have held in the event they dispose of any shares) by SE at the time of any significant reduction in research facilities.

On June 22, 2009, the Company amended the March 2006 Agreement with SE, in order to allow the Company to implement a reduction of the Company’s research operations located in Scotland in exchange for the parties’ agreement to modify the payment terms of the Agreement in the principal amount of £5 million (approximately $8.0 million at September 30, 2009), which SE had previously entered into with the Company. The original agreement dated March 27, 2006, provided for repayment of £5 million in the event the Company significantly reduced its Scottish research operations. Pursuant to the terms of the Amendment, in association with Cyclacel’s material reduction in staff at its Scottish research facility, the parties agreed to a modified payment of £1 million (approximately $1.7 million at June 22, 2009) payable in two equal tranches. On July 1, 2009 the first installment of £0.5 (approximately $0.8 million) million was paid and the remaining amount will be paid during the first quarter of 2010. In addition, should a further reduction below current minimum staff levels be effectuated before July 2014 without SE’s prior consent, the Company will guarantee approximately £4 million, the amount potentially due to SE, which will be calculated as a maximum of £4 million less the market value of the shares held (or would have held in the event they dispose of any shares) by SE at the time of any further reduction in research facilities. This resulted in a charge to the income statement in the second quarter of 2009 of £1 million ($1.7 million), with the outstanding liability being recorded under accrued liabilities on the condensed consolidated balance sheet as at September 30, 2009 (see Footnote number 5).
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
The transaction was accounted for as a business combination and the assets and certain agreed liabilities of ALIGN were recorded, as of the closing date, at their estimated fair values. As part of the Company’s annual impairment analysis during the third quarter of 2008, it was determined that the intangible assets, when treated as an asset group in accordance with ASC 360, “Accounting for the impairment or Disposal of Long-Lived Assets” (“ASC 360”), were not recoverable as the sum of the undiscounted cash flows was lower than the carrying value and therefore should be impaired. Consequently the fair value of these assets was determined by using the income based valuation methodology. This resulted in the requirement to recognize an impairment charge of $3.6 million. In December 2008, goodwill allocated to our ALIGN reporting unit following the ALIGN acquisition was fully written down in accordance with ASC 350, “Goodwill and Other Intangible Assets” (“ASC 350”) resulting in an impairment charge of approximately $1.6 million being recognized on the consolidated statement of operations. In determining the impairment charge, we considered the negative impact the current economic situation might have on sales growth expectations of the ALIGN products resulting in a downward revisions of projected net cash flows from product sales. These factors caused the discounted cash flows for the reporting unit to be less than its carrying value on December 31, 2008.
Under the terms of the asset purchase agreement, the Company paid, as part of securing long term supply arrangements, approximately $0.6 million in May 2009 with a further $0.7 million payable in June 2010. The present value of the June 2010 commitment is reported as other short term payables on the condensed consolidated balance sheet as of September 30, 2009.

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
9. STOCKHOLDERS’ EQUITY
Preferred stock
As of September 30, 2009, there were 2,046,813 6% convertible exchangeable preferred shares issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issue at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November. Since inception through April 6, 2009, the Company paid these dividends when they have fallen due. However, as part of the Company’s program to reduce expenditure, on April 6, 2009, June 22, 2009 and October 19, 2009, the Company’s Board of Directors passed a resolution to suspend payment of, but continue to accumulate, the quarterly cash dividend. The Board of Directors will continue to evaluate the payment of a quarterly cash dividend on a quarterly basis.
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
The Preferred Stock has a liquidation preference of $10 per share, plus accumulated and unpaid dividends. Each quarterly dividend distribution currently totals approximately $0.3 million.
The Preferred Stock is convertible at the option of the holder at any time into the Company’s common stock at a conversion rate of approximately 0.42553 shares of common stock for each share of Preferred Stock based on a price of $23.50 Since inception through September 30, 2009, holders have voluntarily converted 943,187 shares of Preferred Stock into common stock. The Company has reserved 870,980 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at September 30, 2009.
The Preferred Stock has no maturity date and no voting rights prior to conversion into common stock, except under limited circumstances.
Common Stock
July 2009 Registered Direct Financing
On July 29, 2009, the Company sold its securities to select institutional investors consisting of 4,000,000 units in a “registered direct” offering (the “Offering”) at a purchase price of $0.85 per unit (each, a “Unit”). Each Unit consisted of (i) one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (ii) one warrant to purchase 0.625 of one share of Common Stock (a “Series I Warrant”) and (iii) one warrant to purchase 0.1838805 of one share of Common Stock (a “Series II Warrant”. The Series I Warrants have a seven-month term from the date of issuance, are exercisable beginning six months from the date of issuance and will be exercisable at an exercise price of $1.00 per share of Common Stock. The Series II Warrants have a five-year term from the date of issuance, are exercisable beginning six months from the date of issuance and will be exercisable at an exercise price of $1.00 per share of Common Stock. The sale of the Units was made pursuant to Subscription Agreements, dated July 23, 2009, with each of the investors. The net proceeds to the Company from the sale of the Units, after deducting for the Placement Agent’s fees and offering expenses, were approximately $2.9 million.

As of September 30, 2009, the warrants issued to the investors have been classified as equity in accordance with ASC 840. The transaction date fair value of the Series I Warrants of $1.0 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 0.26%, expected volatility — 125%, expected dividend yield — 0%, and a remaining contractual life of 0.58 years. The transaction date fair value of the Series II Warrants of $0.6 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 2.69%, expected volatility — 90%, expected dividend yield — 0%, and a remaining contractual life of 5.00 years.
December 2007 Committed Equity Financing Facility
In December 2007, the Company entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited (“Kingsbridge”), in which Kingsbridge committed to purchase the lesser of 4,084,590 shares of common stock from Cyclacel or $60 million of capital during the next three years. Under the terms of the agreement unless amended, Cyclacel will determine the exact timing and amount of any CEFF financings, subject to certain conditions. As of September 30, 2009, the Company had not “drawn down” any funds under the CEFF.
Common Stock Warrants
In connection with the Company’s February 16, 2007 Registered Direct Offering the Company issued to investors warrants to purchase 1,062,412 shares of common stock. The warrants issued to the investors are being accounted for as a liability in accordance with ASC 840. At the date of the transaction, the fair value of the warrants of $6.8 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 4.58%, expected volatility — 85%, expected dividend yield — 0%, and a remaining contractual life of 6.88 years. The value of the warrant shares is being marked to market each reporting period as a derivative gain or loss on the consolidated statement of operations until exercised or expiration. At December 31, 2008 and September 30, 2009, the fair value of the warrants determined utilizing the Black-Scholes option pricing model was approximately $43,000 and $0.2 million, respectively. The fair value at September 30, 2009 reflects the increase in the Company’s common stock price ($0.87 at September 30, 2009; $0.42 at December 31, 2008), risk free rate of return (2.31%) and the remaining expected term of the warrants (4.38 years). During the three and nine months ended September 30, 2008, the Company recorded a gain of approximately $0.4 million and $3.3 million, respectively, as the change in value of warrants on the consolidated statement of operations. For the three months ended September 30, 2009, the Company recorded a gain of approximately $0.1 million as the change in value of warrants on the consolidated statement of operations. For the nine months ended September 30, 2009, the Company recorded a loss of approximately $0.2 million as the change in value of warrants on the consolidated statement of operations.
The following table summarizes information about warrants outstanding at September 30, 2009:

			Weighted
	Expiration	Common Shares	Average
Issued in Connection With	Date	Issuable	Exercise Price
March 2006 stock issuance	2013	2,571,429	7.00
February 2007 stock issuance	2014	1,062,412	8.44
December 2007 CEFF	2012	175,000	7.17
July 2009 Series I stock issuance	2010	2,500,000	1.00
July 2009 Series II stock issuance	2014	735,522	1.00

Total		7,044,363	4.47

Exercise of Stock Options
There were no stock option exercises during the three and nine months ended September 30, 2009 or 2008.
10. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, FASB issued ASC 820, “Fair Value Measurements” (“ASC 820”). ASC 820 defines fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether an instrument or transaction is measured at fair value. ASC 820 became partially effective for us on January 1, 2008. However, ASC 820, “Effective Date of FASB Statement No. 157”, delayed for us the effective date of ASC 820 until January 1, 2009 for nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. The full adoption of ASC 820 did not have a material impact on the Company’s financial statements.
In December, 2007, FASB issued ASC 805, “Business Combinations” (“ASC 805”), which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. ASC 805 requires, among other things, that in a business combination achieved in stages (sometimes referred to as a “step acquisition”), that the acquirer recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with ASC 805). ASC 805 also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which in most types of business combinations will be the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired.
In November 2008, FASB ratified the final consensuses reached in ASC 323, “Equity Method Investment Accounting Considerations” and ASC 350, “Accounting for Defensive Intangible Assets”. ASC 323 resolves several accounting issues that arise in applying the equity method of accounting. Most of these issues arise or become more prevalent upon the effective date of ASC 805 or ASC 810. ASC 350 provides guidance on the initial and subsequent measurement of defensive assets acquired in a business combination, apart from acquired in-process research and development assets.
In April 2009, FASB issued FASB Staff Position ASC 805, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“ASC 805”). This staff position amends ASC 805 to address application issues around the recognition, measurement, and disclosure of assets and liabilities arising from contingencies in a business combination.
ASC 805, ASC 810, ASC 323, ASC 350, and FSP ASC 805-1 all apply prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of these pronouncements did not have an impact on the Company’s financial statements.
In April 2009, FASB issued ASC 320 and ASC 958, “Recognition and Presentation of Other-Than-Temporary Impairments” (“ASC 320”). This staff position amends the guidance in U.S. GAAP in assessing whether debt securities have experienced an other-than-temporary impairment and, if so, how to recognize the impairment loss in the financial statements. Prior to the issuance of the staff position, an other-than-temporary impairment loss was recognized for investments in debt securities unless the investor could positively assert that it had both the intent and the ability to hold the security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost basis. Under ASC 320, an other-than-temporary impairment loss would only be recognized if the investor has the intent to sell the debt security, or more likely than not will be required to sell the debt security, before its anticipated recovery (for example, if its cash or working capital requirements or contractual or regulatory obligations indicate that the debt security will be required to be sold before the forecasted recovery occurs). In addition, the staff position clarifies that if the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis, any credit losses (i.e., the difference between the present value of the cash flows expected to be collected and the amortized cost basis) must be recognized as a loss in the income statement, while other changes in the fair value of the debt security would be reported in other comprehensive income, a component of shareholders’ equity. In all other circumstances where an other-than-temporary impairment loss has been incurred, the entire change in fair value would be recognized as an impairment loss in the income statement. ASC 320 was effective for interim and annual reporting periods ending after September 15, 2009, and was applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted. The adoption of this staff position did not have a material effect on the Company’s financial statements.

In April 2009, FASB issued ASC 825 and ASC 270, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825 and ASC 270”). This staff position amends existing U.S. GAAP to require publicly traded companies to present disclosures about fair value of financial instruments in interim reporting periods. The staff position became effective for the Company during the quarter ended September 30, 2009. The adoption of ASC 825 and ASC 270 did not have a material effect on the Company’s financial statements.
In April 2009, FASB issued ASC 820, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” and ASC 320 and ASC 958, “Recognition and Presentation of Other-Than-Temporary Impairments.” In addition, FASB issued another ASC 825 and ASC 270, “Interim Disclosures about Fair Value of Financial Instruments,” which requires publicly traded companies to provide certain fair value disclosures in their interim reports, not just their annual reports. ASC 320 and ASC 958 are intended to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to more effectively communicate when an OTTI event has occurred. The FSP applies to debt securities and requires that the total OTTI be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that (a) it does not have the intent to sell or (b) it is not likely that it will have to sell the security prior to its anticipated recovery. The FSP was effective for interim and annual periods ending after September 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP was applied prospectively with a cumulative effect transition adjustment as of the beginning of the period in which it is adopted. An entity early adopting this FSP must also early adopt FSP ASC 820-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. The adoption of ASC 320 and ASC 958 did not have a material effect on the Company’s condensed consolidated financial statements.
In May 2009, the FASB issued ASC 855, “Subsequent Events” (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. ASC 855 is effective for interim and annual periods ending after June 15, 2009 and will be effective for the Company beginning with its interim period June 30, 2009. Since ASC 855 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative US GAAP recognized by the FASB to be applied to nongovernmental entities. Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. Rules and interpretive releases of the SEC under authority of federal securities laws are also included in the Codification as sources of authoritative US GAAP for SEC registrants. FAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company during its interim period ending September 30, 2009 and did not have an impact on its financial condition or results of operations.
11. SUBSEQUENT EVENT
On October 19, 2009, the Board of Directors decided not to declare the payment of the quarterly cash dividend on the Preferred Stock scheduled for November 1, 2009. To the extent that any dividends payable on the Preferred Stock are not paid the unpaid dividends are accumulated. The Board of Directors will continue to evaluate the payment of a quarterly cash dividend on a quarterly basis. If the Company fails to pay an aggregate amount equal to at least six quarterly dividends (whether or not consecutive) on the Preferred Stock, the size of the Company’s Board of Directors will be increased by two members and the holders of the Preferred Stock, voting separately as a class, will have the right to vote to fill the two vacancies created thereby until the Company pays all accumulated but unpaid dividends, at which time such the size of the Company’s Board of Directors will be decreased by two members and the Directors appointed by the Preferred Stock holders will resign.
On October 21, 2009, Cyclacel received a letter from The NASDAQ Stock Market notifying the Company that it had been granted an extension of time to regain compliance with the minimum $10 million stockholders’ equity requirement for continued listing set forth in NASDAQ Marketplace Rule 5450(b)(1)(A). The Company previously announced on August 24, 2009, that it had received a letter from NASDAQ notifying Cyclacel that it was not in compliance with this requirement.
Under the terms of the extension, on or before December 7, 2009, Cyclacel must furnish to the Securities and Exchange Commission and NASDAQ a publicly available filing that, among other things, evidences compliance with the minimum $10 million stockholders’ equity requirement. In the event the Company does not satisfy the terms of the extension, Cyclacel expects to be notified that its securities will be subject to delisting from The NASDAQ Global Market. In that event, we may either apply for listing on The NASDAQ Capital Market, provided it meets the continued listing requirements of that market, or appeal the decision to a NASDAQ Listing Qualifications Panel. In the event of an appeal, our securities would remain listed on The NASDAQ Global Market pending a decision by the Panel following the hearing.
On October 27, 2009, the Company received a notice from The NASDAQ Stock Market indicating that the Company is not in compliance with NASDAQ Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because the closing bid price per share for its common stock has been below $1.00 per share for 30 consecutive business days. In accordance with NASDAQ Listing Rules, the Company will be provided 180 calendar days, or until April 26, 2010, to regain compliance with the Minimum Bid Price Rule. The Company can achieve compliance if at any time before April 26, 2010, its common stock closes at $1.00 per share or more for at least 10 consecutive business days. This notification has no effect on the listing of the Company’s common stock at this time.

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
 We have additional ongoing programs in clinical development which are currently pending availability of clinical data. Once these data become available and are reviewed, we will determine the feasibility of pursuing further development and/or partnering these assets including sapacitabine in combination with seliciclib, seliciclib in nasopharyngeal cancer or NPC, NSCLC and CYC116.
To date, the Phase 2 AML and MDS study has enrolled 105 AML patients and 31 MDS patients. During October 2009, we announced top-line survival data for the primary endpoint of the Phase 2 AML study. The study was a three-arm randomized trial evaluating three dosing schedules of sapacitabine. The primary endpoint of 1-year survival was approximately 30% each on two out of the three schedules tested. A Phase 2 randomized trial in CTCL will be closed.

In September 2008, we announced a revision of our operating plan and that we plan to concentrate our resources on the advancement of our lead drug sapacitabine. Consistent with the operating plan during the second quarter of 2009, we further reduced our workforce across all locations by twenty six (26) people making a total reduction of fifty one (51) people, or 63% of the workforce since September 2008. With these reductions and its cost-containment efforts, we currently anticipate that our cash and cash equivalents of approximately $14.4 million as of September 30, 2009, are sufficient to meet the Company’s anticipated short-term working capital needs and fund its current operations, including on-going sapacitabine clinical trials, for the next twelve months. To continue operations beyond that time or in order to undertake further development activity, the company would need to raise additional finance
Our pipeline and expertise in cell cycle biology
Our core area of expertise is in cell cycle biology or the processes by which cells divide and multiply. We focus primarily on the development of orally available anticancer agents that target the cell cycle with the aim of slowing the progression or shrinking the size of tumors, and enhancing the quality of life and improving survival rates of cancer patients. Our pipeline includes three clinical-stage anticancer drugs that act on the cell cycle including sapacitabine, a nucleoside analogue, seliciclib, a cyclin dependent kinase or CDK inhibitor and CYC116, an Aurora kinase/Vascular Endothelial Factor Receptor 2 or AK/VEGFR2 inhibitor. Although a number of pharmaceutical and biotechnology companies are currently attempting to develop nucleoside analogues, CDK inhibitor and AK inhibitor drugs, we believe that our drug candidates are differentiated in that they are orally available and interact with unique target profiles and mechanisms. For example we believe that our sapacitabine is the only orally available nucleoside analogue presently being tested in Phase 2 trials in AML and seliciclib is the only orally available CDK inhibitor currently in Phase 2 trials. We have also discovered several additional molecules which are in preclinical stages.
We have retained rights to commercialize our clinical development candidates and our business strategy is to enter into selective partnership arrangements with these programs.
Our corporate headquarters is located in Berkeley Heights, New Jersey with a research facility located in the United Kingdom.
From our inception in 1996 through September 30, 2009, we have devoted substantially all our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of September 30, 2009, our accumulated deficit during the development stage was approximately $217.9 million. We expect to continue incurring substantial losses for the next several years as we continue to focus our clinical development efforts on sapacitabine. Our operating expenses comprise research and development expenses and selling, general and administrative expenses.
To date, we have not generated significant product revenue but have financed our operations and internal growth through private placements, licensing revenue, interest on investments, government grants and research and development tax credits. Prior to October 2007, our revenue consisted of collaboration and grant revenue. Beginning in 2008, we recognized revenue from sales of commercial products, for the first time, following the ALIGN acquisition in October 2007. We have recognized revenues from inception through September 30, 2009 totaling approximately $8.2 million of which approximately $1.5 million is derived from product sales, approximately $3.0 million from fees under collaborative agreements and approximately $3.7 million of grant revenue from various United Kingdom government grant awards.
Subsequent Events
On October 19, 2009, our Board of Directors decided not to declare the quarterly cash dividend on our 6% Convertible Exchangeable Preferred Stock, or Preferred Stock, with respect to the third quarter of 2009 that would have otherwise been payable on November 1, 2009. To the extent that any dividends payable on the Preferred Stock are not paid, such unpaid dividends are accumulated. In addition, if we fail to pay an aggregate amount equal to at least six quarterly dividends (whether or not consecutive) on the Preferred Stock, the size of our Board of Directors will be increased by two members and the holders of the Preferred Stock, voting separately as a class, will have the right to fill the two vacancies created thereby until we pay all accumulated but unpaid dividends, at which time the size of our Board of Directors will be decreased by two members and the directors appointed by the Preferred Stock holders will resign. The Board of Directors also did not declare the quarterly cash dividend with respect to the first and second quarters of 2009. Our Board of Directors will continue to evaluate the payment of the cash dividend on a quarterly basis.

On October 21, 2009, we received a letter from The NASDAQ Stock Market notifying us that we had been granted an extension of time to regain compliance with the minimum $10 million stockholders’ equity requirement for continued listing set forth in NASDAQ Marketplace Rule 5450(b)(1)(A). We previously announced on August 24, 2009, that we had received a letter from NASDAQ notifying us that we were not in compliance with this requirement.
Under the terms of the extension, on or before December 7, 2009, we must furnish to the Securities and Exchange Commission and NASDAQ a publicly available filing that, among other things, evidences compliance with the minimum $10 million stockholders’ equity requirement. In the event we do not satisfy the terms of the extension, we expect to be notified that our securities will be subject to delisting from The NASDAQ Global Market. In that event, we may either apply for listing on The NASDAQ Capital Market, provided we meet the continued listing requirements of that market, or appeal the decision to a NASDAQ Listing Qualifications Panel. In the event of an appeal, our securities would remain listed on The NASDAQ Global Market pending a decision by the Panel following the hearing.
On October 27, 2009, we received a notice from The NASDAQ Stock Market indicating that the Company is not in compliance with NASDAQ Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because the closing bid price per share for our common stock has been below $1.00 per share for 30 consecutive business days. In accordance with NASDAQ Listing Rules, we will be provided 180 calendar days, or until April 26, 2010, to regain compliance with the Minimum Bid Price Rule. We can achieve compliance if at any time before April 26, 2010, our common stock closes at $1.00 per share or more for at least 10 consecutive business days. This notification has no effect on the listing of our common stock at this time.
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
Goodwill
The Company recognized goodwill arising on the purchase transactions related to Xcyte Therapies, Inc., (“Xcyte”) on March 27, 2006, and ALIGN on October 5, 2007 in accordance with ASC 805 “Business Combinations” (“ASC 805”). We are organized as a single operating segment with two reporting units; ALIGN and Xcyte. We performed an impairment analysis of goodwill for both Xcyte and ALIGN at September 30, 2008 and of ALIGN at December 31, 2008. In September 2008, the goodwill acquired in the Xcyte transaction was written down in full and in December 2008, goodwill allocated to our ALIGN reporting unit following the ALIGN acquisition was fully written down in accordance with ASC 350. As a result, we recognized an impairment charge of approximately $4.3 million in accordance with ASC 350 in the consolidated statement of operations for the year ended December 31, 2008.

Results of Operations
The results of operations for the three and nine months ended September 30, 2008 and 2009 and balance sheet data at December 31, 2008 and September 30, 2009 reflect our operations and our subsidiaries.
Three Months Ended September 30, 2008 and 2009
Revenues
The following table summarizes the components of our revenues for the three months ended September 30, 2008 and 2009:

	Three months ended September 30,
	2008	2009	Difference	Difference
	($000s)%
Product revenue	257	223	(34)	(13)
Grant revenue	12	7	(5)	(42)

Total revenue	269	230	(39)	(14)

Product revenue is derived from the sale of Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges. Product revenue decreased by $34,000 from $257,000 for the three months ended September 30, 2008 to $223,000 for the three months ended September 30, 2009. Grant revenue is recognized as we incur and pay for qualifying costs and services under the applicable grant. Grant revenue is primarily derived from various United Kingdom government grant awards. Grant revenue decreased from $12,000 for the three months ended September 30, 2008 to $7,000 for the three months ended September 30, 2009.
The future
We expect that grant revenue will decrease as we focus our expenditure on the advancement of sapacitabine, which is currently in Phase 2 clinical trials, and away from grant qualifying research expenditure.
Cost of goods sold

	Three months ended September 30,
	2008	2009	Difference	Difference
	($000s)%
Cost of goods sold	120	163	43	36

Total cost of sales represented 47% and 73% of product revenue for the three months ended September 30, 2008 and 2009, respectively. The increase in the cost of goods for the three months ended September 30, 2009 included an inventory provision of approximately $48,000 based upon current inventory levels, expiration dates, and future sales. Excluding the inventory provision the cost of sales for the three months ended September 30, 2009 represented 52% of product revenues. In the future, we expect to maintain these margins.

Research and development expenses
To date, we have focused on drug discovery and development programs, with particular emphasis on orally available anticancer agents. Research and development expenses represent costs incurred to discover and develop novel small molecule therapeutics, including clinical trial costs for sapacitabine, seliciclib, sapacitabine in combination with seliciclib and CYC116, the advancement of product candidates toward clinical and pre-clinical trials and the development of in-house research to advance our biomarker program and technology platforms. During 2008 and subsequently during the second and third quarters of 2009, in response to changing market conditions, we extensively reduced or stopped expenditure on development and preclinical activities outside of our core focus on sapacitabine. We expect that the full benefit of these cost reductions will be realized in 2009 and 2010. We expense all research and development costs as they are incurred. Research and development expenses primarily include:
•	clinical trial and regulatory-related costs;
•	payroll and personnel-related expenses, including consultants and contract research;
•	preclinical studies and laboratory supplies and materials;
•	technology license costs; and
•	rent and facility expenses for our laboratories.
The following table provides information with respect to our research and development expenditure for the three months ended September 30, 2008 and 2009:

	Three months ended September 30,
	2008	2009	Difference	Difference
	($000s)%
Sapacitabine	1,299	1,426	127	10
Seliciclib	797	(244)	(1,041)	(131)
CYC116	183	21	(162)	(89)
Other research and development costs	1,751	191	(1,560)	(89)

Total research and development expenses	4,030	1,394	(2,636)	(65)

Total research and development expenses represented 28% and 37% of our operating expenses for the three months ended September 30, 2008 and 2009, respectively.
Research and development expenditure decreased by $2.6 million from $4.0 million for the three months ended September 30, 2008 to $1.4 million for the three months ended September 30, 2009. The reduction in costs of $2.6 million was primarily associated with the cost containment measures implemented in September 2008 and June 2009 which reduced our overall headcount and focused resources on sapacitabine. Sapacitabine costs increased by $0.1 million to $1.4 million for the three months ended September 30, 2009 from $1.3 million for the three months ended September 30, 2008, primarily due to the level of product manufacturing costs incurred in the three months to September 30, 2009 in preparation of advancing the AML indication to a Phase 3 trial. Seliciclib costs showed a net credit of $0.2 million as a result of accrued costs associated with the APPRAISE trial, which completed enrolment in the third quarter of 2008, being reversed in the current quarter as the trial sites are closed and final costs determined. In the CYC116 program, expenditures were lower by $0.2 million as costs in 2008 included higher employment related costs and costs associated with reformulation of the drug. Other research and development costs were reduced by approximately $1.6 million from $1.8 million for the three months ended September 30, 2008 to $0.2 million for three months ended September 30, 2009 due to lower employment related and overhead costs.
The future
Following our reduction of expenditure in September 2008 and September 2009 in our non-core research and development programs, we have concentrated our resources on the development of sapacitabine in three indications. We therefore expect our overall research and development expenditure in 2009 to remain lower than that in 2008. During the fourth quarter of 2009, we expect to announce Phase 2 clinical data for sapacitabine and also provide further details on our pivotal Phase 3 randomized trial plans for sapacitabine.

Selling, general and administrative expenses
Selling, general and administrative expenses include costs for sales and marketing and administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the selling, general and administrative expenses for the three months ended September 30, 2008 and 2009:

	Three months ended September 30,
	2008	2009	Difference	Difference
	($000s)%
Total selling, general and administrative expenses	3,218	2,188	(1,030)	(32)

Total selling, general and administration expenses represented 23% and 58% of our operating expenses for the three months ended September 30, 2008 and 2009, respectively.
Our selling, general and administrative expenditure decreased by $1.0 million from $3.2 million for the three months ended September 30, 2008 to $2.2 million for the three months ended September 30, 2009. The decrease of $1.0 million in expenses was primarily attributable to a reduction in salary costs of $0.5 million, patent and license fees of $0.3 million and amortization of intangibles of $0.2 million.
The future
Following our reduction in expenditure in September 2008 and September 2009, we expect our selling, general and administrative expenditure to remain lower in 2009 than in 2008.
Goodwill and intangible asset impairment
In accordance with ASC 350, we recorded an impairment charge related to the goodwill acquired in the Xcyte transaction of approximately $2.7 million during the three months ended September 30, 2008 as a result of our market capitalization being lower than the book value of its constituent assets and liabilities as a result of our reduced common stock price. In accordance with ASC 360, we recorded an impairment charge related to the intangible assets ascribed in the ALIGN transaction of approximately $3.6 million during the three months ended September 30, 2008 as a result of the sum of the undiscounted cash flows being less than the carrying amount of the intangible assets on September 30, 2008.
Restructuring expense
As of September 30, 2009, the restructuring liability associated with exiting the Bothell facility was $1.3 million accounting for the estimated fair value of the remaining lease payments, net of estimated sub-lease income. The restructuring liability is subject to a variety of assumptions and estimates. We review these assumptions and estimates on a quarterly basis and will adjust the accrual if necessary. There was no change in the estimate for the three months ended September 30, 2009.
For the three months ended September 30, 2008 and 2009, we recorded accretion expense associated with the Bothell restructuring lease of approximately $48,000 and $29,000, respectively, on the consolidated statement of operations as interest expense. A further $0.1 million of accretion expense will be recognized over the remaining life of the lease to December 2010.
Other income (expense)
The following table summarizes other income (expense) for the three months ended September 30, 2008 and 2009:

	Three months ended September 30,
	2008	2009	Difference	Difference
	($000s)%
Change in valuation of warrants	432	101	(331)	(77)
Foreign exchange gain/(losses)	(4,776)	119	4,895	102
Interest income	287	7	(285)	(98)
Interest expense	(69)	(41)	28	41

Total other income (expense)	(4,126)	186	(4,312)	(105)

Total other income and expense, increased by approximately $4.3 million from a net loss of $4.1 million for three months ended September 30, 2008 to an income of $0.2 million for the three months ended September 30, 2009. The most significant impact of other income and expense was the accounting treatment for the foreign exchange gain or losses on the intercompany loans (see below).
The change in valuation of warrants relates to the issue of warrants to purchase shares of our common stock under the registered direct financing completed in February 2007. The warrants issued to the investors meet the requirements of and are being accounted for as a liability in accordance with ASC 840 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” (“ASC 840”). The value of the warrants is being marked to market each reporting period as a derivative gain or loss until exercised or expiration. For the three months ended September 30, 2008 and 2009, the change in the value of warrants amounted to a gain of approximately $0.4 million and $0.1 million, respectively.
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
For the three months ended September 30, 2009, there were realized foreign exchange movements of approximately $0.1 million recorded on the consolidated statement of operations within the separate line item foreign exchange gains/(losses), within other income (expense). Unrealized foreign exchange losses of approximately $2.4 million arising on intercompany loans in the three months to September 30, 2009 due to the decrease in the strength of the United States dollar against the British pound have been recognized in other comprehensive income.
For the three months ended September 30, 2008, we recorded a loss of $4.8 million on our intercompany loans due to the strength of the United States dollar against the British pound during those three months. This was reclassified from selling, general and administrative expense for comparative purposes.
Interest income decreased by approximately $280,000 from $287,000 for the three months ended September 30, 2008 to $7,000 for the three months to September 30, 2009. This has been due to the redemption of short-term investments into cash and cash equivalents during the third quarter of 2009 and a reduction in the average balance of cash and cash equivalents for the three months ended September 30, 2009, compared to the equivalent period in 2008, and the significant reduction in interest rates.
Interest expense decreased by $28,000 from $69,000 for the three months ended September 30, 2008 to $41,000 for the three months ended September 30, 2009. In May 2009, we paid a portion of our note payable to Sinclair earlier than the contractual terms resulting in three months of interest based upon $0.7 million of principal during the three months ended September 30, 2009 compared to interest on a principal balance of $1.3 million for the three months ended September 30, 2008. During the three months ended September 30, 2009 and 2008, interest expenses included accretion expenses associated with the Bothell lease restructuring provision.
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
The following table summarizes research and development tax credits for the three months ended September 30, 2008 and 2009:

	Three months ended September 30,
	2008	2009	Difference	Difference
	($000s)%
Total income tax benefit	411	205	(206)	(50)

Research and development tax credits recoverable decreased by $0.2 million from $0.4 million for three months ended September 30, 2008 to $0.2 million for the three months ended September 30, 2009. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year, but restricted to payroll taxes paid by us in the United Kingdom in that same year. The decrease is a reflection of decreased income taxes available for recovery as a consequence of the lower eligible research and development payroll expenses in the United Kingdom following the workforce reductions in September 2008 and September 2009.
The future
We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so. However, as a result of the reduction in employee numbers the amount of payroll taxes payable in future periods will be lower than in previous periods, restricting available research and development tax credits to that lower amount.
Nine Months Ended September 30, 2008 and 2009
Revenues
The following table summarizes the components of our revenues for the nine months ended September 30, 2008 and 2009:

	Nine months ended September 30,
	2008	2009	Difference	Difference
	($000s)%
Product revenue	590	688	98	17
Grant revenue	36	36	—	—

Total revenue	626	724	98	16

Collaboration and research and development revenue was derived from several agreements under which we provide compounds for evaluation for an agreed consideration.

Grant revenue is recognized as we incur and pay for qualifying costs and services under the applicable grant. Grant revenue is primarily derived from various United Kingdom government grant awards.
Product revenue is derived as a result of the asset acquisition of ALIGN on October 5, 2007. During the nine months ended September 30, 2008 and 2009, we recorded sales of $0.6 million and $0.7 million, respectively.
Cost of goods sold

	Nine months ended September 30,
	2008	2009	Difference	Difference
	($000s)%
Cost of goods sold	315	472	157	50

Total cost of sales represented 53% and 68% of product revenue for the nine months ended September 30, 2008 and 2009, respectively. The increase in the cost of goods for the nine months ended September 30, 2009 is due to an inventory provision of $0.1 million based upon current inventory levels, expiration dates, and future sales. Excluding the inventory provision the cost of sales for the nine months ended September 30, 2009 represented 51% of product revenues.
Research and development expenses
The following table provides information with respect to our research and development expenditure for the nine months ended September 30, 2008 and 2009:

	Nine months ended September 30,
	2008	2009	Difference	Difference
	($000s)%
Sapacitabine	4,940	4,980	40	1
Seliciclib	2,408	(133)	(2,541)	(106)
CYC116	1,578	160	(1,418)	(90)
Other research and development costs	6,792	2,167	(4,625)	(68)

Total research and development expenses	15,718	7,174	(8,544)	(54)

Total research and development expenses represented 46% and 49% of our operating expenses for the nine months ended September 30, 2008 and 2009, respectively.
Research and development expenditures decreased by $8.5 million from $15.7 million for the nine months ended September 30, 2008 to $7.2 million for the nine months ended September 30, 2009. Sapacitabine costs remained stable in the nine months ended September 30, 2009 compared to the same period in 2008. Seliciclib costs decreased by $2.5 million in the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to lower costs associated with the APPRAISE study as patient enrollment was completed in the third quarter of 2008 and final trial sites costs being less than originally expected. In the CYC116 program expenditure was lower by $1.4 million as costs in 2008 included higher employment related costs and costs associated with reformulation of the drug. Other research and development costs were reduced by approximately $4.6 million from $6.8 million for the nine months ended September 30, 2008 to $2.2 million for the nine months ended September 30, 2009 due to lower employment related and overhead costs.

Selling, general and administrative expenses
Selling, general and administrative expenses include costs for sales and marketing and administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the selling, general and administrative expenses for the nine months ended September 30, 2008 and 2009:

	Nine months ended September 30,
	2008	2009	Difference	Difference
	($000s)%
Total selling, general and administrative expenses	11,337	6,703	(4,634)	(41)

Total selling, general and administration expenses represented 33% and 46% of our operating expenses for each of the nine months ended September 30, 2008 and 2009, respectively.
Our selling, general and administrative expenditure decreased by $4.6 million from $11.3 million for the nine months ended September 30, 2008 to $6.7 million for the nine months ended September 30, 2009. The decrease of $4.6 million in expenses was primarily attributable to patent and license fees of $1.1 million, $0.7 million of amortization charges, $1.6 million of employment costs, professional fees of $0.3 million and $0.3 million of stock-based compensation costs.
Goodwill and intangible asset impairment
In accordance with ASC 350, we recorded an impairment charge related to the goodwill acquired in the Xcyte transaction of approximately $2.7 million during the three months ended September 30, 2008 as a result of our market capitalization being lower than the book value of its constituent assets and liabilities as a result of our reduced common stock price. In accordance with ASC 360, we recorded an impairment charge related to the intangible assets ascribed in the ALIGN transaction of approximately $3.6 million during the three months ended September 30, 2008 as a result of the sum of the undiscounted cash flows are less than the carrying amount of the intangible assets on September 30, 2008.
Restructuring charge
As of September 30, 2009, the restructuring liability associated with exiting the Bothell facility was $1.3 million accounting for the estimated fair value of the remaining lease payments, net of estimated sub-lease income. The restructuring liability is subject to a variety of assumptions and estimates. We review these assumptions and estimates on a quarterly basis and will adjust the accrual if necessary. There was no change in the estimate for the nine months ended September 30, 2009.
For the nine months ended September 30, 2009, we recorded accretion expense associated with the Bothell restructuring lease of $0.1 million on the consolidated statement of operations as interest expense. A further $0.1 million of accretion expense will be recognized over the remaining life of the lease to December 2010.
Other income (expense)
Other income (expense) is comprised of the change in valuation of the derivative, change in value of liability classified warrants, interest income and interest expense. The following table summarizes the other income (expense) for the nine months ended September, 2008 and 2009:

	Nine months ended September 30,
	2008	2009	Difference	Difference
	($000s)%
Payment under guarantee	—	(1,652)	(1,652)	100
Change in valuation of warrants	3,321	(195)	(3,516)	(106)
Foreign exchange gains/(losses)	(4,638)	(129)	4,509	97
Interest income	1,184	94	(1,090)	(92)
Interest expense	(244)	(156)	88	36

Total other income (expense)	(377)	(2,038)	(1,661)	(441)

The payment under guarantee is payable to Scottish Enterprise as a result of a reduction in our research operations (see footnote 7).

The change in valuation of warrants relates to the issue of warrants to purchase shares of our common stock under the registered direct financing completed in February 2007. The warrants issued to the investors meet the requirements of and are being accounted for as a liability in accordance with ASC 840. The value of the warrants is being marked to market each reporting period as a derivative gain or loss until exercised or expiration. For the nine months ended September 30, 2008 and 2009, we recognized the change in the value of warrants as a gain of approximately $3.3 million and an expense of $0.2 million, respectively, as other income (expense) in the consolidated statement of operations.
Interest income decreased by $1.1 million from $1.2 million for the nine months ended September 30, 2008 to $0.1 million for the nine months ended September 30, 2009. The decrease is primarily attributable to lower average balances of cash and cash equivalents and short-term investments in 2009 compared to 2008.
Interest expense decreased by $88,000 from $244,000 for the nine months ended September 30, 2008 to $156,000 for the nine months ended September 30, 2009. In May 2009, we paid a portion of our note payable to Sinclair earlier than the contractual terms resulting in three months of interest based upon $0.7 million of principal during three months ended September 30, 2009 compared to interest on a principal balance of $1.3 million for the three months ended September 30, 2008.
Income tax benefit
Credit is taken for research and development tax credits, which are claimed from HMRC, in respect of qualifying research and development costs incurred.
The following table summarizes research and development tax credits for the nine months ended September 30, 2008 and 2009:

	Nine months ended September 30,
	2008	2009	Difference	Difference
	($000s)%
Total income tax benefit	1,511	796	(715)	(47)

Research and development tax credits recoverable decreased by $0.7 million from $1.5 million for the nine months ended September 30, 2008 to $0.8 million for the nine months ended September 30, 2009. The decrease was a reflection of decreased income taxes available for recovery as a consequence of the lower eligible research and development payroll expenses in 2009.
Liquidity and Capital Resources
The following is a summary of our key liquidity measures at December 31, 2008 and September 30, 2009:

	December 31,	September 30,	$	%
	2008	2009	Difference	Difference
	($000s)
Cash and cash equivalents	24,220	14,433	(9,787)	(40)
Short-term investments, available for sale	1,502	—	(1,502)	(100)

Total cash and cash equivalents and short-term investments	25,722	14,433	(11,289)	(44)

Current assets	29,014	16,225	(12,789)	(44)

Current liabilities	8,627	9,328	(701)	(8)

Working capital	20,387	6,897	(13,490)	(66)

At September 30, 2009, we had cash and cash equivalents and short-term investments of $14.4 million as compared to $25.7 million at December 31, 2008. The lower balance at September 30, 2009 was primarily due to the ongoing research and development of our product candidates. Since our inception, we have not generated any significant product revenue and have relied primarily on the proceeds from sales of equity and preferred securities to finance our operations and internal growth. Additional funding has come through interest on investments, licensing revenue, government grants and research and development tax credits. We have incurred significant losses since our inception. As of September 30, 2009, we had an accumulated deficit of $217.9 million. We currently anticipate that our cash and cash equivalents of approximately $14.4 million as of September 30, 2009 is sufficient to meet our anticipated short-term working capital needs and fund its current operations, including on-going sapacitabine clinical trials, for the next twelve months. To continue operations beyond that time or in order to undertake further development activity, we would need to raise additional financing.
Cash provided by (used in) operating, investing and financing activities
Cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2009 and 2008, is summarized as follows:

	Nine months ended
	September 30,
	2008	2009
	($000s)
Net cash used in operating activities	(23,532)	(12,618)
Net cash provided by investing activities	21,688	1,502
Net cash (used in) provided by financing activities	(931)	2,560
Operating activities
Net cash used in operating activities decreased by $10.9 million, from $23.5 million in 2008 to $12.6 million in 2009. Net cash used in operating activities during the nine months ended September 30, 2009 of $12.6 million resulted from our net operating loss of $15.2 million, adjusted for material non-cash activities comprising amortization of investment premiums (discounts), change in valuation of liability-classified warrants, depreciation and amortization and non-cash stock based compensation expense, amounting to $1.4 million, a net increase in working capital of $2.0 million due to a decrease in prepaid expenses and other current assets combined with a net increase in accounts payable and other current liabilities. During the nine months ended September 30, 2009, we also paid Scottish Enterprise $0.8 million as partial payment under a guarantee to them.
The net decrease of $10.9 million in net cash used in operations was primarily due to the cessation of expenditures on development activities outside of our core projects of approximately $8.5 million and savings on selling, general and administration expenses of approximately $4.6 million and a reduction in our working capital movement.
Investing activities
Net cash provided by investing activities for the nine months ended September 30, 2009 and 2008 was approximately $1.5 million and approximately $21.7 million, respectively. For the nine months ended September 30, 2009, we redeemed all of our short-term investments of $1.5 million and did not purchase any during 2009. The decrease in investing activities of approximately $20.2 million is primarily due to us having securities totaling $27.8 million classified as short-term investment at December 31, 2007, compared to only $1.5 million at December 31, 2008. During the nine months ended September 30, 2009 and 2008, we purchased fixed assets of approximately $13,000 and $0.4 million, respectively.
Financing activities
For the nine months ended September 30, 2009 and 2008, the cash outflows for financing activities primarily related to the payment of our Preferred Stock dividend of $0.3 million and $0.9 million, respectively. On April 6, 2009 and June 22, 2009, our Board of Directors decided not to declare the quarterly cash dividend on the Company’s Preferred Stock that would have otherwise been payable on May 1, 2009, August 1, 2009, respectively totaling $0.6 million. The cash inflow of $2.9 million relates to the net proceeds received from the Registered Direct financing in July 2009.

Operating Capital and Capital Expenditure Requirements
We expect to continue to incur substantial operating losses in the future. While we have generated modest product revenues from ALIGN product sales to September 30, 2009, we cannot guarantee that we will generate any significant product revenues until a product candidate has been approved by the FDA or similar regulatory agencies in other countries and successfully commercialized. We currently anticipate that our cash, cash equivalents and short-term investments will be sufficient to fund our anticipated short-term working capital needs and fund its current operations, including on-going sapacitabine clinical trials, for the next twelve months. To continue operations beyond that time or in order to undertake further development activity, we would need to raise additional finance.
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
As we offer a general right of return on these product sales, we must consider the guidance in ASC 605, and ASC 605 – 10 . Under these pronouncements, we account for all product sales using the “sell-through” method. Under the sell-through method, revenue is not recognized upon shipment of product to distributors. Instead, we record deferred revenue at gross invoice sales price and deferred cost of sales at the cost at which those goods were held in inventory. We recognize revenue when such inventory is sold through to the end user. To estimate product sold through to end users, we rely on third-party information, including information obtained from significant distributors with respect to their inventory levels and sell-through to customers.
Stock-based Compensation
The Company grants stock options, restricted stock units and restricted stock to officers, employees, directors and consultants under the Company’s 2006 Amended and Restated 2006 Equity Incentive Plan, which was amended and restated as of April 14, 2008. We also have outstanding options under various stock-based compensation plans for employees and directors.
ASC 718 requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the requisite service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. The determination of grant-date fair value for stock option awards is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of our employees, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments.
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

Warrants Liability
February 2007 Financing
ASC 840 requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of ASC 840, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no subsequent fair value adjustments are required. We review the classification of the contracts at each balance sheet date. Pursuant to ASC 840, since we are unable to control all the events or actions necessary to settle the warrants in registered shares the warrants have been recorded as a current liability at fair value. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statements of operations. The change in fair value recognized in the financial statements during the three months ended September 30, 2008 and 2009 was a gain of $0.4 million and $0.1 million, respectively, with regards to the February 2007 financing. For the nine months ended 2008 and 2009, we recorded a gain of approximately $3.3 million and a loss of approximately $0.2 million, respectively. Fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the warrants liability.
Off-Balance Sheet Arrangements
As of September 30, 2009, we had no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to fluctuations in foreign currency exchange rates, interest rates and investment credit ratings.
Investment and Interest Rate Risk
Financial instruments which potentially subject the Company to interest rate risk consist principally of cash and cash equivalents and short-term investments. As of September 30, 2009, our cash and cash equivalents of approximately $14.4 million are invested in highly liquid money market accounts.
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Pursuant to our investment guidelines, all investments in commercial paper and corporate bonds of financial institutions and corporations are rated ”A” or better by both Moody’s and Standard and Poor’s, no one individual security shall have a maturity of greater than 18 months and investments in any one corporation is restricted to 10% of the total portfolio. To minimize our exposure to adverse shifts in interest rates, we invest in short-term instruments and, at September 30, 2009, we held no investments with a maturity in excess of one year. Due to the short-term nature of our investments, portfolio diversification and our investment policy, we believe that our exposure to market interest rate fluctuations is minimal, liquidity is maintained and we do not have a material financial market risk exposure.
A hypothetical 10% change in short-term interest rates from those in effect at September 30, 2009 would not have a significant impact on our financial position or our expected results of operations. However, we may continue to have risk exposure to our holdings in cash, money market accounts and cash equivalents, which may adversely impact the fair value of our holdings. As of September 30, 2009, there were no indicators of credit risk impact to the valuation of our cash, cash equivalents or short term investments. We do not currently hold any derivative financial instruments with interest rate risk.
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

In September 2008, we reviewed the nature of the intercompany funding and concluded that the repayment of intercompany loans is not expected in the foreseeable future and that the nature of the funding advanced was of a long-term investment nature and that the terms of the loans should be amended to reflect this. Effective October 1, 2008 intercompany loans ceased to be repayable on demand and have no fixed repayment date. As a result of the change in repayment terms, from October 1, 2008 all unrealized foreign exchange gains or losses arising on intercompany loans have been recognized in other comprehensive income. Future unrealized foreign exchange gains or losses arising on the intercompany loans will be recognized in other comprehensive income until repayment of the intercompany loan becomes foreseeable.
We currently do not engage in foreign currency hedging. We enter into certain transactions denominated in foreign currencies in respect of underlying operations and, therefore, we are subject to currency exchange risks. During the three and nine months ended September 30, 2009, we recognized a realized loss of $9,000 and $126,000 respectively, on such transactions. Other differences on foreign currency translation arising on consolidation of $5.7 million for the nine months ended September 30, 2009 are also recorded as a movement in other comprehensive loss.
Common Stock Price Risk
In February 2007, we issued common stock and warrants. Pursuant to ASC 840, we recorded the fair value of the warrants as a current liability. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the condensed consolidated statements of operations. Fair value of the derivative instruments will be affected by estimates of various factors that may affect the respective instrument, including our stock price, the risk free rate of return and expected volatility in the fair value of our stock price. As the fair value of this derivative may fluctuate significantly from period to period, the resulting change in valuation may have a significant impact on our results of operations.
In December 2007, we entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge, in which Kingsbridge committed to provide us up to $60 million of capital during the next three years. Under the terms of the CEFF unless amended, we may access capital from Kingsbridge in tranches with Kingsbridge purchasing newly issued shares of our common stock with each tranche being priced at a discount to the average market price of the common stock during an eight-day pricing period. As of September 30, 2009, we have not “drawn down” any funds under the CEFF.
In July 2009, we issued common stock and warrants in a “registered direct” offering (the “Offering”). Each investor received two warrants. One warrant to purchase 0.625 of one share of Common Stock (a “Series I Warrant”) and one warrant to purchase 0.1838805 of one share of Common Stock (a “Series II Warrant”. The Series I Warrants have a seven-month term from the date of issuance, are exercisable beginning six months from the date of issuance and will be exercisable at an exercise price of $1.00 per share of Common Stock. The Series II Warrants have a five-year term from the date of issuance, are exercisable beginning six months from the date of issuance and will be exercisable at an exercise price of $1.00 per share of Common Stock.
Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Spiro Rombotis, our President and Chief Executive Officer, and Paul McBarron, our Executive Vice President, Finance, Chief Financial Officer and Chief Operating Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e)), have concluded that, based on such evaluations as of September 30, 2009, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting for the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as such term is defined in Rule 13a and 15d-15 of the Exchange Act.

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
We believe regulatory agencies may not accept our proposed registration pathways based on Phase 2 data and therefore, we may need to conduct randomized Phase 3 studies, which are time-consuming and expensive.
Regulatory agencies including but not limited to the FDA, have in certain instances accepted Phase 2 data from uncontrolled studies, as sufficient for approval in indications where an unmet medical need exists or in exceptional circumstances. Recently, however, the Oncologic Drugs Advisory Committee (ODAC), which is the cancer drug advisory panel of the FDA, voted in favor of completion of a randomized trial prior to regulatory approval with respect to at least drugs submitted for approval as treatments for patients with acute myeloid leukemia. Therefore, we believe that to gain regulatory approval from the FDA we may need to conduct a randomized Phase 3 trial. Randomized Phase 3 studies are time-consuming and expensive and because we have limited resources any such requirements may adversely impact our operating results and financial condition and delay or block our ability to commercialize our lead drug candidates.
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
On October 21, 2009, Cyclacel received a letter from The NASDAQ Stock Market notifying the Company that it had been granted an extension of time to regain compliance with the minimum $10 million stockholders’ equity requirement for continued listing set forth in NASDAQ Marketplace Rule 5450(b)(1)(A). The Company previously announced on August 24, 2009, that it had received a letter from NASDAQ notifying Cyclacel that it was not in compliance with this requirement.
Under the terms of the extension, on or before December 7, 2009, Cyclacel must furnish to the Securities and Exchange Commission and NASDAQ a publicly available filing that, among other things, evidences compliance with the minimum $10 million stockholders’ equity requirement. In the event the Company does not satisfy the terms of the extension, Cyclacel expects to be notified that its securities will be subject to delisting from The NASDAQ Global Market. In that event, we may either apply for listing on The NASDAQ Capital Market, provided we meet the continued listing requirements of that market, or appeal the decision to a NASDAQ Listing Qualifications Panel. In the event of an appeal, our securities would remain listed on The NASDAQ Global Market pending a decision by the Panel following the hearing.
On October 27, 2009, we received a notice from The NASDAQ Stock Market indicating that the Company is not in compliance with NASDAQ Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because the closing bid price per share for our common stock has been below $1.00 per share for 30 consecutive business days. In accordance with NASDAQ Listing Rules, we will be provided 180 calendar days, or until April 26, 2010, to regain compliance with the Minimum Bid Price Rule. We can achieve compliance if at any time before April 26, 2010, our common stock closes at $1.00 per share or more for at least 10 consecutive business days. This notification has no effect on the listing of our common stock at this time.
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
We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of September 30, 2009, our accumulated deficit was $217.9 million. Our net loss for the three and nine months ended September 30, 2009 was $3.1 million and $15.2 million, respectively. Our net loss attributable to common shareholders from inception through September 30, 2009 was $256.1 million. Our initial drug candidates are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years, as we continue our research and development of our initial drug candidates, seek regulatory approvals, commercialize any approved drugs and market and promote the ALIGN products: Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.

Raising additional capital in the future may not be available to us on reasonable terms, if at all, when or as we require additional funding. If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing stockholders would experience further dilution. If we fail to obtain additional funding, we may be unable to complete the development and commercialization of our lead drug candidate, sapacitabine, or continue to fund our research and development programs.
We have funded all of our operations and capital expenditures with proceeds from the issuance of public equity securities, private placements of our securities, interest on investments, licensing revenue, government grants, research and development tax credits and product revenue. In order to conduct the lengthy and expensive research, preclinical testing and clinical trials necessary to complete the development and marketing of our drug candidates, we will require substantial additional funds. Based on our current operating plans of focusing on the advancement of sapacitabine, we expect our existing resources to be sufficient to fund our planned operations for at least the next twelve months. To meet our long-term financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. To the extent that we raise additional funds through collaborations and licensing arrangements, we may have to relinquish valuable rights to our drug discovery and other technologies, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. Additional funding may not be available to us on favorable terms, or at all, particularly in light of the current economic conditions. If we are unable to obtain additional funds, we may be forced to delay or terminate our current clinical trials and the development and marketing of our drug candidates including sapacitabine.
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
In September 2008 and in June 2009, we announced a strategic restructuring designed to focus our resources on our lead drug, sapacitabine, while maintaining the Company’s core competency in drug discovery and cell cycle biology. We cannot guarantee that we will not have to undertake additional restructuring activities, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our restructuring. If we are unable to realize the expected operational efficiencies from our restructuring activities, our operating results and financial condition could be adversely affected. In addition, if we should further reduce our workforce below current minimum staff levels at our research facility in Scotland before July 2014 without prior consent from the Scottish Enterprise, we may owe additional money to the Scottish Enterprise.
Any future workforce and expense reductions may have an adverse impact on our internal programs, strategic plans, and our ability to hire and retain key personnel and may be distracting to our management.
Further workforce and expense reductions additional to those carried out in September 2008 and in June 2009 could result in significant delays in implementing our strategic plans. In addition, employees, whether or not directly affected by such reduction, may seek future employment with our business partners or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce and expense reductions. In addition, the implementation of expense reduction programs may result in the diversion of the time and attention of our executive management team and other key employees, which could adversely affect our business. Any additional workforce reductions or restructurings would be expected to involve significant expense as a result of contractual terms in certain of our existing agreements, including potential severance obligations.
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
Clinical trials are expensive, complex can take many years to conduct and may have uncertain outcomes. We estimate that clinical trials of our most advanced drug candidates may be required to continue beyond our available funding and may take several years more to complete. The designs used in some of our trials have not been used widely by other pharmaceutical companies. Failure can occur at any stage of the testing and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of our current or future drug candidates, including but not limited to:
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
Our development of small molecule inhibitors of CDK and AK is based on our understanding of the mechanisms of action of CDK and AK inhibitors and their interaction with other cellular mechanisms. One of our drug candidates, seliciclib, is a CDK inhibitor, and CYC116 is an AK and VEGFR2 inhibitor. Although a number of pharmaceutical and biotechnology companies are attempting to develop CDK or AK inhibitor drugs for the treatment of cancer, no CDK or AK inhibitor has yet reached the market. If our understanding of the role played by CDK or AK inhibitors in regulating the cell cycle is incorrect, seliciclib and/or CYC116 may fail to produce therapeutically relevant results hindering our ability to pursue our clinical and regulatory strategy.
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
As a public company, we face and will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that we would not incur as a private company. Compliance with the Sarbanes Oxley Act of 2002, as well as other rules of the SEC, the Public Company Accounting Oversight Board and the NASDAQ Global Market resulted in a significant initial cost to us as well as an ongoing compliance costs. As a public company, we are subject to Section 404 of the Sarbanes Oxley Act relating to internal control over financial reporting. We have completed a formal process to evaluate our internal controls for purposes of Section 404, and we concluded that as of December 31, 2008, our internal control over financial reporting is effective. As our business grows and changes, there can be no assurances that we can maintain the effectiveness of our internal controls over financial reporting.
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
On April 6, 2009, September 22, 2009 and October 19, 2009, our Board of Directors decided not to declare payment of the quarterly cash dividend on the Company’s 6% Convertible Exchangeable Preferred Stock, or the Preferred Stock, scheduled for May 1, 2009, August 1, 2009 and November 1, 2009, respectively. To the extent that any dividends payable on the Preferred Stock are not paid, such unpaid dividends are accumulated. However, if we fail to pay dividends on the Preferred Stock for six quarterly dividend periods (whether or not consecutive), the size of our Board of Directors will be increased by two and the holders of the Preferred Stock will have the right to vote to fill the two vacancies created thereby until we pay all accumulated and unpaid dividends. Although our Board of Directors will continue to evaluate the payment of a quarterly cash dividend on a quarterly basis, we cannot assure you that we will be able to continue to pay the dividends and that holders of our Preferred Stock will not be granted additional rights with respect to our management.
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
Inventory levels of Xclair®, Numoisyn® Liquid or Numoisyn® Lozenges held by wholesalers can also cause our operating results to fluctuate unexpectedly. For the year ended December 31, 2008 and the nine months ended September 30, 2009, approximately 85% and 80%, respectively, of our product sales in the United States were to two wholesalers, Cardinal Health, Inc. and McKesson Corp. Inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to wholesalers do not match end user demand. We have entered into inventory management agreements with these U.S. wholesalers under which they provide us with data regarding inventory levels at these wholesalers. However, these wholesalers may not be completely effective in matching inventory levels to end user demand, as they make estimates to determine end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations, for which we have no inventory management agreements and have no control in respect to their buying patterns. Also, the non-retail sector in the United States, which includes government institutions and large health maintenance organizations, tends to be less consistent in terms of buying patterns, and often causes quarter-over-quarter fluctuations in inventory and ordering patterns. We attempt to monitor inventory of Xclair®, Numoisyn® Liquid or Numoisyn® Lozenges in the United States through the use of internal sales forecasts and the expiration dates of product shipped, among other factors. We also rely on third party data to assist us in monitoring estimated pharmacy and other non-wholesaler inventory levels and prescription trends. The information provided by third parties to quantify inventory levels and prescriptions trends is inherently uncertain and may not be accurate. Because the methodology behind the third party information is proprietary, we are unable to quantify why third party estimates of inventory and of prescription trends for Xclair®, Numoisyn® Liquid or Numoisyn® Lozenges may be accurate or inaccurate quarter to quarter.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities.
On October 19, 2009, our Board of Directors decided not to declare the quarterly cash dividend on the Company’s 6% Convertible Exchangeable Preferred Stock scheduled for November 1, 2009. The aggregate amount of dividends that would have been paid is $307,022.
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

CYCLACEL PHARMACEUTICALS, INC.
Dated: November 12, 2009.	By:	/s/ Paul McBarron
Paul McBarron
Executive Vice President, Finance, Chief Financial Officer and Chief Operating Officer (Authorized Officer and Principal Financial Officer)