Form 10-K/A
period 2009-12-31
Cyclacel Pharmaceuticals, Inc.
filed 2010-05-17
CIK 1130166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 00-50626
CYCLACEL PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1707622

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Connell Drive Suite 1500, Berkeley Heights, New Jersey	07922

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (908) 517-7330
Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange on Which
Title of Each Class	Registered
Common Stock, $0.001 par value Preferred Stock, $0.001 par value	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC
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

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K (the “Original Filing”) of Cyclacel Pharmaceuticals, Inc. (“we, “us,” “our” or the “Company”) for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2010, is being filed for the purpose of correcting the Company’s net loss per share calculation and disclosures in the consolidated statements of cash flows related to the payment of preferred dividends, as discussed in Note 20 to the Company’s consolidated financial statements, “Restatement — Net Loss Per Share Disclosures and Consolidated Statement of Cash Flows.”
Net loss per share
Throughout 2007, 2008 and 2009, the Company had outstanding 2,046,813 shares of 6% Convertible Exchangeable Preferred Stock (the “Preferred Stock”). The holders of the Preferred Stock are entitled to receive, when, as and if declared, a cash dividend at the annual rate of 6% of the liquidation preference of the Preferred Stock, which dividend is payable quarterly on the first day of February, May, August and November. Until April 6, 2009, the Company declared and paid these dividends. However, as part of the Company’s operating plan to reduce expenditure, on April 6, 2009, June 22, 2009, October 19, 2009, January 7, 2010 and March 29, 2010, the Company’s board of directors resolved not to declare payment of the cash dividend, which unpaid dividends are accrued.
Although the Company accrued for the unpaid dividends in its consolidated financial statements, it did not include the accrued amount when calculating basic and diluted loss per share of common stock for year ended December 31, 2009. As a result, the net loss per common share has been revised from $(0.88) per share, as reported in the Original Filing, to $(0.94), as reported in this Amendment. Similar errors occurred in 2007 and 2008 in the net loss per share disclosure.
The following tables set forth the effects of the restatement relating to net loss per share on affected line items within the Company’s previously reported Consolidated Statements of Operations for the years 2007, 2008, and 2009. The restatement has no effect on net cash flows, the reported net loss or the consolidated balance sheet.
Effect on Consolidated Statements of Operations:

	Year ended December 31
	2007	2008	2009
	($000s except for per share amounts)

Net loss as reported	(24,053)	(40,386)	(19,570)
Restatement changes:
Less: preferred dividends	(307)	(1,227)	(1,228)

Net loss attributable to common shareholders	(24,360)	(41,613)	(20,798)
Weighted-average shares outstanding during the period	19,873,911	20,433,129	22,196,840

Loss per share (basic and diluted) as reported	($1.21)	($1.98)	($0.88)
Restatement changes	($0.02)	($0.06)	($0.06)

Basic and diluted, as restated	($1.23)	($2.04)	($0.94)

Cash flows disclosures
There were errors related to the presentation and disclosure of the Company’s Preferred Stock dividends in the statement of cash flows in 2007 through and including 2009. In 2009, the Preferred Stock dividend of $307,000 paid on February 1, 2009 was disclosed incorrectly in the statement of cash flows within Net cash used in operating activities and should have been disclosed within Financing activities. Other disclosure errors were related to the terms of the make-whole dividend payment feature of the Company’s Preferred Stock. This make-whole dividend payment feature was considered to be an embedded derivative and was recorded on the balance sheet at fair value as a current liability. As a consequence of this feature, which expired in November 2007, amounts paid with respect to the period of the make-whole provision should be disclosed in Net cash used in operating activities rather than financing activities. Additionally, in the Supplemental cash flow information; Schedule of non-cash items, we have now disclosed accrued dividends on Preferred Stock for 2007 through and including 2009. All of the errors described above have been corrected in the consolidated statements of cash flows. These errors had no effect on the net cash flows or any impact on the consolidated balance sheet or consolidated statement of operations.
In the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 29, 2010, management concluded that our internal control over financial reporting was effective as of December 31, 2009. Subsequently, our management identified a deficiency in respect of our internal control over financial reporting, specifically in our controls over the computation of net loss per share and the financial statement presentation of our preferred stock dividends in the statement of cash flows that constitutes a material weakness as described in the SEC’s guidance regarding Management’s Report on Internal Control Over Financial Reporting as of December 31, 2009. As a result of this deficiency, the financial statements included in the Form 10-K for the year ended December 31, 2009, included errors related to the presentation and disclosure of our preferred stock dividends in the net loss per share disclosure and in the statement of cash flows. As a result of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established in “Internal Control — Integrated Framework”, issued by the COSO. See “Item 9T — Controls and Procedures,” in this Amendment.
The Company has corrected these items in this Amendment. See items 1A. (Risk Factors), 6 (Selected Financial Data), 7 (Management’s Discussion and Analysis of Results of Operations and Financial Condition), 8 (Financial Statements and Supplementary Data) in this Amendment and 9T (Controls and Procedures). Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment certain certifications dated as of the date hereof.
Except as described above, the Original Filing has not been amended, updated or otherwise modified. The Original Filing, as amended by this Amendment, continues to speak as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing or update or otherwise modify any related or other disclosures, including forward-looking statements. Accordingly, this Amendment should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Filing.

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
We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of December 31, 2009, our accumulated deficit was $222.3 million. Our net loss for the years ended December 31, 2008 and 2009 was $40.4 million and $19.6 million, respectively. Our net loss attributable to common shareholders from inception through December 31, 2009 was $263.2 million. Our drug candidates are in the mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years, as we continue our research and development of our drug candidates, seek regulatory approvals, commercialize any approved drugs and market and promote the ALIGN products: Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.
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
Failure to achieve and maintain internal controls in accordance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.
We just recently completed a restatement of our financial statements and filed an amendment to our Annual Report of Form 10-K as and for the year ended December 31, 2009, in which we reported a material weakness for the year then ended with respect to the correct application of ASC 260, “Earnings per Share,” in calculating the net loss per common share as it relates to the dividends on our preferred stock. If we fail to maintain our internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors may lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.
We incur increased costs and management resources as a result of being a public company, and we still may fail to comply with public company obligations.
As a public company, we face and will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that we would not incur as a private company. Compliance with the Sarbanes Oxley Act of 2002, as well as other rules of the SEC, the Public Company Accounting Oversight Board and the NASDAQ Global Market resulted in a significant initial cost to us as well as an ongoing compliance costs. As a public company, we are subject to Section 404 of the Sarbanes Oxley Act relating to internal control over financial reporting. We completed, and later revisited, our formal process to evaluate our internal controls for purposes of Section 404. In performing this assessment, our management identified a deficiency in our internal controls over financial reporting that constitutes a material weakness under standards established by the Public Company Accounting Oversight Board, or PCAOB, as of December 31, 2009. Specifically, we did not have adequately designed controls in place to ensure the appropriate accounting for the dividends on our shares of preferred stock when calculating basic and diluted loss per share of common stock for year ended December 31, 2009. This lack of adequate control and an adequate risk assessment process resulted in our failure to identify and disclose the incorrect calculation of the net loss per share of our common stock. Due to this error, we concluded that the material weakness in internal control over financial reporting existed as of December 31, 2009. Solely as a result of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established in “Internal Control — Integrated Framework,” issued by the COSO and, consequently, we did not maintain effective internal control over reporting. As our business grows and changes, there can be no assurances that we can maintain the effectiveness of our internal controls over financial reporting.
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

PART II

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

						Period from
						August 13,
						1996
						(inception) to
	Years Ended December 31,					December 31,
	2005	2006	2007(1)	2008(1)	2009(1)	2009(1)
	(in thousands)

Consolidated Statements of Operations:

Revenues:
Collaboration and research and development income	$245	$231	$10	$—	$—	$3,000
Product revenue	—	—	—	838	910	1,748
Grant income	111	156	119	39	1	3,636

	356	387	129	877	911	8,384

Operating expenses:
Cost of goods sold	—	—	—	429	545	974
Research and development	15,841	21,205	19,569	18,869	9,766	170,179
Selling, general and administrative	5,290	12,598	12,033	15,354	8,538	71,846
Goodwill and intangibles impairment	—	—	—	7,934	—	7,934
Other restructuring costs	—	225	1,554	489	366	2,634

Total operating expenses	21,131	34,028	33,156	43,075	19,215	253,567

Operating loss	(20,775)	(33,641)	(33,027)	(42,198)	(18,304)	(245,183)
Total other income (expense)	827	2,138	6,933	63	(2,214)	5,676

Loss before taxes	(19,948)	(31,503)	(26,094)	(42,135)	(20,518)	(239,507)
Income tax benefit	1,900	2,245	2,041	1,749	948	17,222

Net loss	(18,048)	(29,258)	(24,053)	(40,386)	(19,570)	(222,285)
Dividends on preferred shares	(11,876)	(2,827)	—	—	—	(38,123)
Dividends on convertible exchangeable preferred shares	—	—	(307)	(1,227)	(1,228)	(2,762)

Net loss applicable to common shareholders	$(29,924)	$(32,085)	$(24,360)	$(41,613)	$(20,798)	$(263,170)

Net loss per share — basic and diluted	$(4.50)	$(2.40)	$(1.23)	$(2.04)	$(0.94)

Shares used in computing basic and diluted net loss per share	6,656,732	13,390,933	19,873,911	20,433,129	22,196,840

(1)
The effects of the correction of the errors reported in “Note 20 — Restatement — Net Loss Per Share Disclosure and Consolidated Statement of Cash Flows,” of the audited financial statements are reflected in years 2007 through and including 2009.

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

	Year ended December 31,
	2007(2)	2008	2009(1)
	(in thousands)
Net cash used in operating activities	$(24,363)	$(29,905)	$(14,886)

Net cash provided by (used by) investing activities	$(22,693)	$27,342	$1,559

Net cash provided by (used by) financing activities	$33,431	$(1,238)	$3,545

(1)	The effects of the correction of the error noted in the consolidated statements of cash flows is reflected in 2009.
(2)	The effects of the correction of the error noted in the consolidated statements of cash flows is reflected in 2007.
Fiscal 2009 as compared to fiscal 2008.
Operating activities
Net cash used in operating activities decreased by $15.0 million, from $29.9 million in 2008 to $14.9 million in 2009. Our net cash used in operating activities significantly decreased primarily as a result of our cost reduction plan first implemented in September 2008 and then again during June of 2009 and the focus to advancing sapacitabine into a pivotal Phase 3 trial. Net cash used in operating activities during the year ended December 31, 2009 of $14.9 million resulted from our net operating loss of $19.6 million, adjusted for material non-cash activities comprising amortization of investment premiums (discounts), change in valuation of liability-classified warrants, depreciation and amortization, unrealized foreign exchange losses and non-cash stock based compensation expense, amounting to $2.1 million and a net reduction in working capital of $2.5 million due to a decrease in prepaid expenses combined with a net increase in accounts payable and other current liabilities.

Net cash used in operating activities decreased by $5.5 million, to $29.9 million in 2008 from $24.4 million in 2007. Net cash used in operating activities during the year ended December 31, 2008 of $29.9 million resulted from our net operating loss of $40.4 million, adjusted for material non-cash activities comprising amortization of investment premiums (discounts), change in valuation of liability-classified warrants, depreciation and amortization, goodwill and intangibles impairment, unrealized foreign exchange losses and non-cash stock based compensation expense, amounting to $11.4 million and a net reduction in working capital of $0.9 million due to a decrease in prepaid expenses combined with a net decrease in accounts payable and other current liabilities. The decrease of $5.5 million in net cash used in operations was mainly due to downsizing of operations and the year on year change in working capital.
Investing activities
Net cash provided by investing activities in the year ended December 31, 2008 amounted to $27.3 million. During the year ended December 31, 2009, cash provided by investing activities amounted to $1.6 million. During the year ended December 31, 2007, we purchased short-term investments totaling $153.6 million which was offset by maturities of $136.4 million in short term investments and incurred cash expenditures of $3.8 million for the acquisition of ALIGN on October 5, 2007. During 2008, the proceeds from maturing short-term investments were reinvested in cash and cash equivalents to reduce our risk profile. In addition, the net proceeds from $27.7 million of maturing short-term investments were used to fund our operating activities.
Capital expenditure was reduced to $15,000 for the year ended December 31, 2009 compared to expenditures of $0.4 million for the year ended December 31, 2008.
Financing activities
Net cash provided by financing activities increased by $4.8 million, from a use of $1.2 million for the year ended December 31, 2008 to a source of $3.6 million for the year ended December 31, 2009.
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
Warrants Liability
February 2007 Financing
ASC 815 requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no subsequent fair value adjustments are required. We review the classification of the contracts at each balance sheet date. Pursuant to ASC 815, since we are unable to control all the events or actions necessary to settle the warrants in registered shares the warrants have been recorded as a current liability at fair value. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statements of operations. For the year ended December 31, 2009, we recorded a charge of $0.3 million. For the year ended December 31, 2008, we recorded a gain of $3.5 million. Fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the warrants liability.
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

As discussed in Note 20 to the consolidated financial statements, the net loss per share and the consolidated statements of cash flows have been restated to correct the Company’s computation of its net loss per share and the presentation of preferred dividends in its consolidated statements of cash flows.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cyclacel Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2010, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is May 14, 2010, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

London, England
March 29 2010, except for Note 20,
as to which the date is May 14, 2010

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In $000s, except share amounts)

	December 31,
	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	24,220	11,493
Short-term investments	1,502	—
Inventory	508	145
Prepaid expenses and other current assets	2,784	1,731

Total current assets	29,014	13,369
Property, plant and equipment (net)	1,748	901
Deposits and other assets	195	196

Total assets	30,957	14,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	754	1,709
Accrued and other current liabilities	6,801	6,709
Warrant liability	43	342
Current portion of other accrued restructuring charges	1,029	1,062

Total current liabilities	8,627	9,822
Other accrued restructuring charges, net of current	1,062	—
Other long term payables	626	—

Total liabilities	10,315	9,822

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2008 and 2009, respectively; 2,046,813 shares issued and outstanding at December 31, 2008 and 2009, respectively. Aggregate preference in liquidation of $20,673,000 and $21,696,218 at December 31, 2008 and December 31, 2009, respectively	2	2
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2008 and 2009, respectively; 20,433,129 and 25,743,363 shares issued and outstanding at December 31, 2008 and 2009, respectively	20	26
Additional paid-in capital	223,377	226,881
Accumulated other comprehensive (loss)/income	(42)	20
Deficit accumulated during the development stage	(202,715)	(222,285)

Total stockholders’ equity	20,642	4,644

Total liabilities and stockholders’ equity	30,957	14,466

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In $000s, except share and per share amounts)

				Period from
				August 13,
				1996
	Year ended	Year ended	Year ended	(inception) to
	December 31,	December 31,	December 31,	December 31,
	2007(1)	2008(1)	2009(1)	2009(1)
Revenues:
Collaboration and research and development revenue	10	—	—	3,000
Product Revenue	—	838	910	1,748
Grant revenue	119	39	1	3,636

	129	877	911	8,384

Operating expenses:
Cost of goods sold	—	429	545	974
Research and development	19,569	18,869	9,766	170,179
Selling, general and administrative	12,033	15,354	8,538	71,846
Goodwill and intangibles impairment	—	7,934	—	7,934
Other restructuring costs	1,554	489	366	2,634

Total operating expenses	33,156	43,075	19,215	253,567

Operating loss	(33,027)	(42,198)	(18,304)	(245,183)
Other income (expense):
Costs associated with aborted 2004 IPO	—	—	—	(3,550)
Payment under guarantee	—	—	(1,652)	(1,652)
Change in valuation of derivative	(93)	—	—	(308)
Change in valuation of warrants liability	3,205	3,502	(299)	6,408
Warrant re-pricing	—	—	(44)	(44)
Foreign exchange gains / (losses)	490	(4,501)	(144)	(4,187)
Interest income	3,554	1,380	102	13,643
Interest expense	(223)	(318)	(177)	(4,634)

Total other income, net	6,933	63	(2,214)	5,676

Loss before taxes	(26,094)	(42,135)	(20,518)	(239,507)
Income tax benefit	2,041	1,749	948	17,222

Net loss	(24,053)	(40,386)	(19,570)	(222,285)
Dividends on preferred shares	—	—	—	(38,123)
Dividends on convertible exchangeable preferred shares	(307)	(1,227)	(1,228)	(2,762)

Net loss applicable to common shareholders	(24,360)	(41,613)	(20,798)	(263,170)

Net loss per share — basic and diluted	$(1.23)	$(2.04)	$(0.94)

Weighted average common shares outstanding	19,873,911	20,433,129	22,196,840

(1)	The effects of the corrections of the errors reported in “Note 20 — Restatement — Net Loss Per Share Disclosure and Consolidated Statement of Cash Flows,” of the audited financial statements are reflected in years 2007 through and including 2009.
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

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				August 13,
				1996
	Year ended	Year ended	Year ended	(inception) to
	December 31,	December 31,	December 31,	December 31,
	2007(2)	2008	2009(1)	2009(1)(2)
	$000	$000	$000	$000
Operating activities:
Net loss	(24,053)	(40,386)	(19,570)	(222,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of guaranteed stock	10	(10)	—	—
Amortization of interest payable on notes payable	19	79	2	100
Amortization of investment premiums, net	(844)	(1,444)	20	(2,297)
Change in valuation of derivative	93	—	—	308
Change in valuation of warrants	(3,205)	(3,502)	299	(6,408)
Warrant re-pricing	—	—	44	44
Depreciation	946	1,154	668	11,857
Amortization of intangible assets	178	708	—	886
Fixed asset impairment	—	—	221	221
Unrealized foreign exchange (gains) losses	(449)	4,831	—	7,747
Deferred revenue	—	—	—	(98)
Compensation for warrants issued to non employees	—	—	—	1,215
Shares issued for IP rights	—	—	—	446
Gain on disposal of property, plant and equipment	—	2	83	112
Goodwill and intangibles impairment	—	7,934	—	7,934
Stock-based compensation	1,733	1,698	810	16,395
Provision for restructuring	1,554	—	—	1,779
Amortization of issuance costs of Preferred Ordinary ‘C’ shares	—	—	—	2,517
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(653)	1,732	1,716	(748)
Accounts payable and other current liabilities	308	(2,701)	821	(2,823)

Net cash used in operating activities	(24,363)	(29,905)	(14,886)	(183,098)

(1)
An amount of $307,000, representing a preferred stock dividend payment incorrectly classified in operating activities has now been correctly disclosed in Net cash provided by (used in) financing activities.

(2)
An amount of $1,223,000 representing a payment of a derivative liability in 2007 was incorrectly classified as financing activities has now been correctly disclosed in Net cash used in operating activities.(Period from inception $2,144)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (cont’d)

				Period from
				August 13, 1996
	Year ended	Year ended	Year ended	(inception) to
	December 31,	December 31,	December 31,	December 31,
	2007(2)	2008	2009(1)	2009(1)(2)
	$000	$000	$000	$000
Investing activities:
Purchase of ALIGN	(3,763)	—	—	(3,763)
Purchase of property, plant and equipment	(1,773)	(366)	(15)	(8,823)
Proceeds from sale of property, plant and equipment	—	—	91	117
Purchase of short-term investments on deposit, net of maturities	(153,597)	(3,057)	—	(156,657)
Cash proceeds from redemption of short term securities	136,440	30,765	1,483	162,729

Net cash provided by (used in) investing activities	(22,693)	27,342	1,559	(6,397)

Financing activities:
Payments of capital lease obligations	(89)	(11)	—	(3,719)
Proceeds from issuance of ordinary and preferred ordinary shares, net of issuance costs	—	—	—	90,858
Proceeds from issuance of common stock and warrants, net of issuance costs	33,357	—	3,845	79,828
Proceeds from the exercise of stock options and issue of warrants, net of issuance costs	163	—	7	170
Preferred dividend payment	—	(1,227)	(307)	(1,534)
Repayment of government loan	—	—	—	(455)
Government loan received	—	—	—	414
Loan received from Cyclacel Group plc	—	—	—	9,103
Proceeds of committable loan notes issued from shareholders	—	—	—	8,883
Loans received from shareholders	—	—	—	1,645
Cash and cash equivalents assumed on stock purchase of Xcyte	—	—	—	17,915
Costs associated with stock purchase	—	—	—	(1,951)

Net cash provided by (used in) financing activities	33,431	(1,238)	3,545	201,157

Effect of exchange rate changes on cash and cash equivalents	374	(2,966)	(2,945)	(168)

Net (decrease) increase in cash and cash equivalents	(13,251)	(6,767)	(12,727)	11,493
Cash and cash equivalents, beginning of period	44,238	30,987	24,220	—

Cash and cash equivalents, end of period.	30,987	24,220	11,493	11,493

(1)
An amount of $307,000 representing a preferred stock dividend payment incorrectly classified in operating activities has now been correctly disclosed in Net cash provided by (used in) financing activities.

(2)
An amount of $1,223,000 representing a payment of a derivative liability in 2007 was incorrectly classified as financing activities has now been correctly disclosed in Net cash used in operating activities. (Period from inception $2,144)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (cont’d)

				Period from
				August 13, 1996
	Year ended	Year ended	Year ended	(inception) to
	December 31,	December 31,	December 31,	December 31,
	2007	2008	2009	2009
	$000	$000	$000	$000
Supplemental cash flow information:
Cash received during the period for:
Interest	2,437	723	59	11,704
Taxes	2,045	2,033	1,523	16,440
Cash paid during the period for:
Interest	(858)	—	(78)	(1,759)
Schedule of non-cash transactions
Acquisitions of equipment purchased through capital leases	—	—	—	3,470
Issuance of common shares in connection with license agreements	—	—	—	592
Issuance of Ordinary shares on conversion of bridging loan	—	—	—	1,638
Issuance of Preferred Ordinary ’C’ shares on conversion of secured convertible loan notes and accrued interest	—	—	—	8,893
Issuance of Ordinary shares in lieu of cash bonus	—	—	—	164
Issuance of other long term payable on ALIGN acquisition	1,122	—	—	1,122
Accrued dividends on preferred stock(1)	307	—	921	1,228

(1)	The above supplemental cash flow information has been restated to disclose the accrued dividends on preferred stock.
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
As disclosed in Note 19, subsequent to the year end the Company raised approximately $18.5 million through the completion of two “registered direct” financings, drawdown of the Company’s Committed Equity Financing Facility, or CEFF, and the exercise of warrants. Consequently the Company believes that it has sufficient resources to fund its operations for at least the next twelve months.
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

The net loss reconciliation between net loss reported and the net loss applicable to common shareholders is set forth below. This information includes the effects of the correction of errors described in Note 20.

	Years ended December 31
	2007	2008	2009
	($000s except for per share amounts)
Net loss reported	(24,053)	(40,386)	(19,570)
Less: dividends on convertible exchangeable preferred shares	(307)	(1,227)	(1,228)

Net loss applicable to common shareholders	(24,360)	(41,613)	(20,798)
Weighted average common shares outstanding	19,873,911	20,433,129	22,196,840
Loss per share — basic and diluted	($1.23)	($2.04)	($0.94)

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

18 Selected Quarterly Information (unaudited)
The following unaudited quarterly financial information includes, in management’s opinion, all the normal and recurring adjustments necessary to fairly state the results of operations and related information for the periods presented. The effects of the correction of errors reported in “Note 20 — Restatement — Net Loss Per Share Disclosure and Consolidated Statement of Cash Flows,” are incorporated in the table below.

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
	$000, except per share amounts
Revenues	228	266	230	187
Loss before taxes	(5,421)	(7,278)	(3,329)	(4,490)
Net loss applicable to common shareholders	(5,370)	(7,352)	(3,431)	(4,645)

Net loss per share — basic and diluted (1)	$(0.26)	$(0.36)	$(0.15)	$(0.19)

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
	$000, except per share amounts
Revenues	177	180	269	251
Loss before taxes	(6,927)	(8,969)	(18,058)	(8,181)
Net loss applicable to common shareholders	(6,559)	(8,851)	(17,954)	(8,249)

Net loss per share — basic and diluted (1)	$(0.32)	$(0.43)	$(0.88)	$(0.40)

(1)	The addition of loss per common share by quarter may not equal the total loss per common share for the year or year to date due to rounding.
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

20 Restatement — Net Loss Per Share Disclosures and Consolidated Statement of Cash Flows
Net loss per share
Throughout 2007, 2008 and 2009, the Company had outstanding 2,046,813 shares of 6% Convertible Exchangeable Preferred Stock (the “Preferred Stock”). The holders of the Preferred Stock are entitled to receive, when, as and if declared, a cash dividend at the annual rate of 6% of the liquidation preference of the Preferred Stock, which dividend is payable quarterly on the first day of February, May, August and November. Until April 6, 2009, the Company declared and paid these dividends. However, as part of the Company’s operating plan to reduce expenditure, on April 6, 2009, June 22, 2009, October 19, 2009, January 7, 2010 and March 29, 2010, the Company’s board of directors resolved not to declare payment of the cash dividend, which unpaid dividends are accrued.
Although the Company accrued for the unpaid dividends in its consolidated financial statements, it did not include the accrued amount when calculating basic and diluted loss per share of common stock. Similar errors occurred in 2007 and 2008 in the net loss per share disclosure.
The following tables set forth the effects of the restatement relating to net loss per share on affected line items within the Company’s previously reported Consolidated Statements of Operations for the years 2007, 2008, and 2009. The restatement has no effect on net cash flows, the reported net loss or the consolidated balance sheet in each of the years.
Effect on Consolidated Statements of Operations

	Year ended December 31
	2007	2008	2009
	($000s except for per share amounts)
Net loss as reported	(24,053)	(40,386)	(19,570)
Restatement changes
Less: preferred dividends	(307)	(1,227)	(1,228)

Net loss attributable to common shareholders	(24,360)	(41,613)	(20,798)
Weighted-average shares outstanding during the period	19,873,911	20,433,129	22,196,840

Loss per share (basic and diluted) as reported	($1.21)	($1.98)	($0.88)
Restatement changes	($0.02)	($0.06)	($0.06)

Basic and diluted, as restated	($1.23)	($2.04)	($0.94)

Cash flows disclosures
There were errors related to the presentation and disclosure of the Company’s Preferred Stock dividends in the statement of cash flows in 2007 through and including 2009. In 2009, the Preferred Stock dividend of $307,000 paid on February 1, 2009 was disclosed incorrectly in the statement of cash flows within Net cash used in operating activities and should have been disclosed within Financing activities. Other disclosure errors were related to the terms of the make-whole dividend payment feature of the Company’s Preferred Stock. This make-whole dividend payment feature was considered to be an embedded derivative and was recorded on the balance sheet at fair value as a current liability. As a consequence of this feature, which expired in November 2007, amounts paid with respect to the period of the make-whole provision should be disclosed in Net cash used in operating activities rather than financing activities. Additionally, in the Supplemental cash flow information; Schedule of non-cash items, we have now disclosed accrued dividends on Preferred Stock for 2007 through and including 2009. All of the errors described above have been corrected in the consolidated statements of cash flows. These errors had no effect on the net cash flows or any impact on the consolidated balance sheet or consolidated statement of operations.

Item 9T. Controls and Procedures

(a) Disclosure Controls

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. As described below, a material weakness was identified in our internal control over financial reporting. Exchange Act Rule 12b-2 (17 CFR 240.12b-2) and Rule 1-02 of Regulation S-X (17 CFR 210.1-02) define a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness, our chief executive officer and chief financial officer have concluded that, as of December 31, 2009, the end of the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2009.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 29, 2010, management concluded that our internal control over financial reporting was effective as of December 31, 2009. Subsequently, our management identified a deficiency in respect of our internal control over financial reporting, specifically in our controls over the computation of net loss per share and the financial statement presentation of our preferred stock dividends in the statement of cash flows that constitutes a material weakness as described in SEC’s guidance regarding Management’s Report on Internal Control Over Financial Reporting as of December 31, 2009. As a result of this deficiency, the financial statements included in Form 10-K for the year ended December 31, 2009, included errors related to the presentation and disclosure of our preferred stock dividends in the net loss per share disclosure and in the statement of cash flows. As a result of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established in “Internal Control — Integrated Framework”, issued by the COSO.

Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements and has also issued an attestation report on the effectiveness of our internal controls over financial reporting as of December 31, 2009 which is set forth below:

(c) Report of Independent Registered Public Accounting Firm

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

In our report dated March 29, 2010, we expressed an unqualified opinion that Cyclacel Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based upon the COSO criteria. Management has subsequently determined that a deficiency in internal controls relating to the computation of Cyclacel Pharmaceuticals, Inc.’s net loss per share and the presentation of its preferred stock dividends in the statement of cash flows existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2009. As a result, management revised its assessment, as presented in item 9T, “Management’s Annual Report on Internal Control over Financial Reporting”, to conclude that Cyclacel Pharmaceuticals, Inc.’s internal control over financial reporting was not effective as of December 31, 2009. Accordingly, our present opinion on the effectiveness of Cyclacel Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2009, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness related to its internal control over financial reporting, specifically related to the operational failure of the controls in place to ensure the correct computation of its net loss per share and presentation of preferred stock dividends in the statement of cash flows. The material weakness resulted in the restatement of Cyclacel Pharmaceuticals, Inc.’s financial statements including the net loss per share – basic and diluted and the statement of cash flows for each of the three years in the period ended December 31, 2009. We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cyclacel Pharmaceuticals, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and the period from August 13, 1996 (inception) to December 31, 2009. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audits of the consolidated financial statements and this report does not affect our report dated March 29, 2010, except for Note 20 as to which the date is May 14, 2010, on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Cyclacel Pharmaceuticals, Inc. has not maintained effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

/s/ Ernst & Young LLP

London, England

March 29, 2010, except for the effects of the material weakness described in the sixth paragraph above, as to which the date is May 14, 2010

(d) Remediation Activities

To remediate the material weakness in our internal control over financial reporting as described above, management is enhancing its controls over financial statement presentation and disclosures in this area, specifically by adding additional review procedures over the Company’s computation of net loss per share and in the presentation and disclosure of preferred stock dividends in the statement of cash flows. We anticipate that the actions described above will remediate the December 31, 2009 material weakness. The material weakness will only be considered remediated when the revised internal controls are operational for a period of time and are tested and management has concluded that the controls are operating effectively.

(e) Changes in Internal Control over Financial Reporting

Except as described above, there have been no significant changes in our internal control over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

21		Subsidiaries of Cyclacel Pharmaceuticals, Inc. (previously filed)
23.1	*	Consent of Independent Registered Public Accounting Firm.
31.1	*	Certificate of Spiro Rombotis, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Paul McBarron, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Spiro Rombotis, pursuant to Section 906 of the Sarbanes-Oxley Act of
2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2	**	Certification of Paul McBarron, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

†	Indicates management compensatory plan, contract or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.
Date: May 17, 2010	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer & Executive Vice President, Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Spiro Rombotis Spiro Rombotis	President & Chief Executive Officer (Principal Executive Officer) and Director	May 17, 2010

/s/ Paul McBarron Paul McBarron	Chief Operating Officer & Executive Vice President, Finance (Principal Financial and Accounting Officer) and Director	May 17, 2010

/s/ Dr. David U’Prichard	Chairman	May 17, 2010
Dr. David U’Prichard

/s/ Dr. Christopher Henney	Vice Chairman	May 17, 2010
Dr. Christopher Henney

/s/ Dr. Nicholas Bacopoulos	Director	May 17, 2010
Dr. Nicholas Bacopoulos

/s/ Sir John Banham	Director	May 17, 2010
Sir John Banham

/s/ Daniel Spiegelman	Director	May 17, 2010
Daniel Spiegelman