Form 10-K/A
period 2009-12-31
Cyclacel Pharmaceuticals, Inc.
filed 2010-05-19
CIK 1130166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 2
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

Explanatory Note
This Amendment No. 2 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K (the “Original Filing”) of Cyclacel Pharmaceuticals, Inc. (“we, “us,” “our” or the “Company”) for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2010, and as amended on May 17, 2010 (the “Amended Filing”), is being filed for the sole purpose of correcting the date of the report of our independent registered public accounting firm from May 14, 2010 to May 17, 2010, as such date appears in items 8 and 9T of the Amended Filing.
Except as described above, the Original Filing has not been amended, updated or otherwise modified. The Original Filing, as amended by the Amended Filing and this Amendment, continues to speak as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing or update or otherwise modify any related or other disclosures, including forward-looking statements. Accordingly, this Amendment should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Filing.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cyclacel Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2010, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is May 17, 2010, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

London, England
March 29 2010, except for Note 20,
as to which the date is May 17, 2010

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness related to its internal control over financial reporting, specifically related to the operational failure of the controls in place to ensure the correct computation of its net loss per share and presentation of preferred stock dividends in the statement of cash flows. The material weakness resulted in the restatement of Cyclacel Pharmaceuticals, Inc.’s financial statements including the net loss per share – basic and diluted and the statement of cash flows for each of the three years in the period ended December 31, 2009. We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cyclacel Pharmaceuticals, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and the period from August 13, 1996 (inception) to December 31, 2009. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audits of the consolidated financial statements and this report does not affect our report dated March 29, 2010, except for Note 20 as to which the date is May 17, 2010, on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Cyclacel Pharmaceuticals, Inc. has not maintained effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

/s/ Ernst & Young LLP

London, England

March 29, 2010, except for the effects of the material weakness described in the sixth paragraph above, as to which the date is May 17, 2010

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

CYCLACEL PHARMACEUTICALS, INC.
Date: May 19, 2010	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer & Executive Vice President, Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Spiro Rombotis Spiro Rombotis	President & Chief Executive Officer (Principal Executive Officer) and Director	May 19, 2010

/s/ Paul McBarron Paul McBarron	Chief Operating Officer & Executive Vice President, Finance (Principal Financial and Accounting Officer) and Director	May 19, 2010

/s/ Dr. David U’Prichard	Chairman	May 19, 2010
Dr. David U’Prichard

/s/ Dr. Christopher Henney	Vice Chairman	May 19, 2010
Dr. Christopher Henney

/s/ Dr. Nicholas Bacopoulos	Director	May 19, 2010
Dr. Nicholas Bacopoulos

/s/ Sir John Banham	Director	May 19, 2010
Sir John Banham

/s/ Daniel Spiegelman	Director	May 19, 2010
Daniel Spiegelman