Form 10-Q
period 2010-03-31
Cyclacel Pharmaceuticals, Inc.
filed 2010-05-19
CIK 1130166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-50626
CYCLACEL PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	91-1707622 (I.R.S. Employer Identification No.)

200 Connell Drive, Suite 1500 Berkeley Heights, New Jersey (Address of principal executive offices)	07922 (Zip Code)
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 18, 2010 there were 36,872,423 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In $000s, except share amounts)

	December 31,	March 31,
	2009	2010
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	11,493	24,200
Inventory	145	107
Prepaid expenses and other current assets	1,731	1,558

Total current assets	13,369	25,865
Property, plant and equipment (net)	901	715
Deposits and other assets	196	196

Total assets	14,466	26,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,709	1,782
Accrued liabilities and other current liabilities	6,709	5,818
Warrant liability	342	1,131
Other accrued restructuring charges	1,062	780

Total current liabilities	9,822	9,511
Total liabilities	9,822	9,511

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2009 and March 31, 2010; 2,046,813 and 1,923,413 shares issued and outstanding at December 31, 2009 and March 31, 2010, respectively. Aggregate preference in liquidation of $21,696,218 and $20,676,690 at December 31, 2009 and March 31, 2010, respectively.	2	2
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2008 and March 31, 2009; 25,743,363 and 35,411,325 shares issued and outstanding at December 31, 2009 and March 31, 2010	26	35
Additional paid-in capital	226,881	244,991
Accumulated other comprehensive income	20	52
Deficit accumulated during the development stage	(222,285)	(227,815)

Total stockholders’ equity	4,644	17,265

Total liabilities and stockholders’ equity	14,466	26,776

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In $000s, except share and per share amounts)
(Unaudited)

			Period from
			August 13, 1996
	Three Months Ended		(inception) to
	March 31,		March 31,
	2009	2010	2010
	(Restated)		(Restated)
Revenues:
Collaboration and research and development revenue	—	—	3,000
Product revenue	216	254	2,002
Grant revenue	12	17	3,652

	228	271	8,654

Operating expenses:
Cost of goods sold	116	142	1,116
Research and development	3,097	2,178	172,357
Selling, general and administrative	2,230	2,402	74,248
Goodwill and intangible impairment	—	—	7,934
Restructuring costs	—	—	2,634

Total operating expenses	5,443	4,722	258,289

Operating loss	(5,215)	(4,451)	(249,635)
Other income (expense):
Costs associated with aborted 2004 IPO	—	—	(3,550)
Payment under guarantee	—	—	(1,652)
Change in valuation of derivative	—	—	(308)
Change in valuation of warrants	(8)	(789)	5,575
Foreign exchange (losses)/gains	(137)	11	(4,176)
Interest income	46	9	13,652
Interest expense	(107)	(24)	(4,657)

Total other income (expense)	(206)	(793)	4,884

Loss before taxes	(5,421)	(5,244)	(244,751)
Income tax benefit	358	133	17,355

Net loss	(5,063)	(5,111)	(227,396)
Dividends on preferred ordinary shares	—	—	(38,123)
Deemed dividend on convertible exchangeable preferred shares	—	(419)	(419)
Dividend on convertible exchangeable preferred shares	(307)	(289)	(2,846)

Net loss applicable to common shareholders	(5,370)	(5,819)	(268,784)

Net loss per share — Basic and diluted	$(0.26)	$(0.18)

Weighted average common shares outstanding	20,433,129	31,721,822

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $000s)
(Unaudited)

			Period from
			August 13, 1996
	Three Months Ended		(inception) to
	March 31,		March 31,
	2009	2010	2010
			(Restated)
Cash flows from operating activities:
Net loss	(5,063)	(5,111)	(227,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest on notes payable, net of amortization of debt premium	21	2	102
Amortization of investment premiums, net	20	—	(2,297)
Change in valuation of derivative	—	—	308
Change in valuation of warrants	8	789	(5,619)
Warrant re-pricing	—	—	44
Depreciation and amortization	186	128	11,985
Amortization of intangible assets	—	—	886
Fixed asset impairment	—	—	221
Goodwill and intangibles impairment	—	—	7,934
Unrealized foreign exchange loss	—	—	7,747
Deferred revenue	—	—	(98)
Compensation for warrants issued to non employees	—	—	1,215
Shares issued for IP rights	—	—	446
(Gain) loss on disposal of property, plant and equipment	(10)	(9)	103
Stock based compensation	(180)	319	16,714
Provision for restructuring	—	—	1,779
Amortization of issuance costs of Preferred Ordinary “C” shares	—	—	2,517
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	303	211	(537)
Accounts payable and other current liabilities	(78)	(1,100)	(3,924)

Net cash used in operating activities	(4,793)	(4,771)	(187,870)

Investing activities:
Purchase of ALIGN	—	—	(3,763)
Purchase of property, plant and equipment	(2)	(5)	(8,828)
Proceeds from sale of property, plant and equipment	13	35	152
Purchase of short-term investments	—	—	(156,657)
Redemptions of short-term investments, net of maturities	1,483	—	162,729

Net cash provided by (used in) investing activities	1,494	30	(6,367)

Financing activities:
Payment of capital lease obligations	—	—	(3,719)
Proceeds from issuance of ordinary and preferred ordinary shares, net of issuance costs	—	—	90,858
Proceeds from issuance of common stock and warrants, net of issuance costs	—	14,933	94,761
Net proceeds from stock options and warrants exercised	—	2,663	2,833
Payment of preferred stock dividend	(307)	—	(1,534)

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $000s)
(Unaudited)

			Period from
			August 13, 1996
	Three Months Ended		(inception) to
	March 31,		March 31,
	2009	2010	2010
			(Restated)
Repayment of government loan	—	—	(455)
Government loan received	—	—	414
Loan received from Cyclacel Group Plc	—	—	9,103
Proceeds of committable loan notes issued from shareholders	—	—	8,883
Loans received from shareholders	—	—	1,645
Cash and cash equivalents assumed on stock purchase	—	—	17,915
Costs associated with stock purchase	—	—	(1,951)

Net cash (used in) provided by financing activities	(307)	17,596	218,753

Effect of exchange rate changes on cash and cash equivalents	(172)	(148)	(316)

Net (decrease) increase in cash and cash equivalents	(3,778)	12,707	24,200
Cash and cash equivalents at beginning of period	24,220	11,493	—

Cash and cash equivalents at end of period	20,442	24,200	24,200

Supplemental disclosure of cash flows information:
Cash received during the period for:
Interest	30	5	11,709
Taxes	—	110	16,550
Cash paid during the period for:
Interest	—	—	(1,759)
Schedule of non-cash transactions:
Acquisitions of equipment purchased through capital leases	—	—	3,470
Issuance of Ordinary shares in connection with license agreements	—	—	592
Issuance of Ordinary shares on conversion of bridging loan	—	—	1,638
Issuance of Preferred Ordinary “C” shares on conversion of secured convertible loan notes and accrued interest	—	—	8,893
Issuance of Ordinary shares in lieu of cash bonus	—	—	164
Issuance of other long term payable on ALIGN acquisition	—	—	1,122
Dividends accrued but not paid on convertible exchangeable preferred shares	—	215	1,443
Deemed dividend on conversion of exchangeable preferred shares	—	419	419
The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Cyclacel Pharmaceuticals, Inc. (‘‘Cyclacel’’ or the ‘‘Company’’) is a development-stage biopharmaceutical company dedicated to the development and commercialization of novel, mechanism-targeted drugs to treat human cancers and other serious disorders. Cyclacel’s strategy is to build a diversified biopharmaceutical business focused in hematology and oncology based on a portfolio of commercial products and a development pipeline of novel drug candidates.
Cyclacel’s clinical development priorities are focused on sapacitabine in the following indications:
•	Acute myeloid leukemia, or AML in the elderly;

•	Myelodysplastic syndromes, or MDS; and

•	Non-small cell lung cancer or NSCLC.
The Company has additional clinical programs in development which are currently pending availability of clinical data. Once data become available and are reviewed, the Company will determine the feasibility of pursuing further development and/or partnering these assets, including sapacitabine in combination with seliciclib, seliciclib in NSCLC and nasopharyngeal cancer or NPC and CYC116. In addition, the Company markets directly in the United States Xclair® Cream for radiation dermatitis and Numoisyn® Liquid and Numoisyn® Lozenges for xerostomia.
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
The condensed consolidated balance sheet as of March 31, 2010, the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 and the condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009, and related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2009 is derived from the audited consolidated financial statements included in the 2009 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet as of March 31, 2010, the results of operations for the three months ended March 31, 2010 and 2009 and the consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 have been made. The interim results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any other year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K/A filed with the SEC on May 17, 2010 and subsequently amended again on May 19, 2010.

Recent Developments
On January 27, 2010, we announced that The NASDAQ Global Market, or NASDAQ, had notified the Company that it regained compliance with the minimum $50 million market value of listed securities requirement and that the Company currently complies with all other applicable standards for continued listing on NASDAQ.
On January 25, 2010, the Company completed the sale of 2,350,000 units in a “registered direct” offering at a purchase price of $2.50 per unit to certain existing institutional investors of the Company for approximately $5.9 million in gross proceeds. Each unit consisted of one share of the Company’s common stock and one warrant to purchase 0.30 of one share of the Company’s common stock. The warrants have a five-year term from the date of issuance, are exercisable beginning six months from the date of issuance and will be exercisable at an exercise price of $2.85 per share of common stock.
On January 13, 2010, the Company completed the sale of 2,850,000 units in a “registered direct” offering to certain institutional investors. Each unit was sold at a purchase price of $2.51 per unit and consists of one share of the Company’s common stock and one warrant to purchase 0.25 of one share of the Company’s common stock totaling approximately $7.2 million in gross proceeds. The warrants have a five-year term from the date of issuance, are exercisable beginning six months from the date of issuance and will be exercisable at an exercise price of $3.26 per share of common stock.
On January 7, 2010 and March 29, 2010, the Board of Directors of Cyclacel resolved, pursuant to the Certificate of Designations, not to declare the quarterly cash dividend on the Company’s 6% Convertible Exchangeable Preferred Stock, or Preferred Stock, with respect to the dividends that would otherwise been payable on February 1, 2010 and May 1, 2010. As previously disclosed, the Board also did not declare the quarterly cash dividend with respect to the first, second and third quarters of 2009. To the extent that any dividends payable on the Preferred Stock are not paid, such unpaid dividends are accrued. The Company has not declared dividends with respect to five quarters and if dividends with respect to at least six quarters (whether or not consecutive) are not paid on the Preferred Stock, the size of the Company’s Board of Directors could be increased by two members and the holders of the Preferred Stock, voting separately as a class, will have the right to vote to fill the two vacancies created thereby until all accrued but unpaid dividends have been paid in full, at which time such right is terminated. To date, approximately $1.4 million of dividends remain accrued and unpaid.
During the first quarter of 2010, the Company issued 2,618,266 shares of its common stock for gross proceeds of approximately $2.6 million through the exercise of warrants. In addition, the Company completed a draw down from its Committed Equity Financing Facility, or CEFF, under which the Company issued 1,563,208 shares for proceeds of approximately $3.1 million.
During March 2010, the Company issued 239,396 shares of its common stock to a stockholder in exchange for the stockholder’s delivery to the Company of 123,400 shares of its outstanding Preferred Stock.
Subsequent Developments
Post quarter end through May 18, 2010, Cyclacel issued upon settlement, an aggregate of 1,416,203 shares of its common stock to several of its stockholders in exchange for such stockholders’ delivery to the Company of an aggregate of 710,271 shares of the Company’s Preferred Stock. These transactions settled by April 23, 2010, after which time, a total of 1,213,142 shares of Preferred Stock remain outstanding.
On April 27, 2010, Cyclacel was served with a complaint filed by Celgene Corporation in the United States District Court for the District of Delaware seeking a Declaratory Judgment that four Cyclacel owned patents, claiming the use of romidepsin injection in T-cell lymphomas, are not infringed by Celgene’s products and are invalid. The four patents cited in the complaint do not involve Cyclacel’s clinical development candidates nor commercial products. Cyclacel is presently required to answer or otherwise move in response to the complaint by June 17, 2010. Given that the complaint was only recently filed, the Company has not made an assessment at this time as to whether an adverse result would be probable, reasonably possible or remote. Any potential impact on the Company’s financial position, results of operations or cash flows is not at this time expected to be material in view of the fact that the inventions of the patents are not utilized in the Company’s products. Accordingly, an adverse result is expected to have only a minimal impact, if any, on the Company’s financial position, results of operations or cash flows. Cyclacel intends to vigorously defend the validity of these patents and enforce its patent rights.

On May 17, 2010, Cyclacel filed an amendment to its Form 10-K for the year ended December 31, 2009 in order to restate its annual consolidated financial statement for the period ended December 31, 2009 (the “Financial Statements”) to correct an error in the computation of the net loss per share and in the presentation of preferred dividends in its consolidated statements of cash flows. Although Cyclacel had accrued for the unpaid dividends in its Financial Statements, it did not include the accrued amount when calculating basic and diluted loss per common share for the year ended December 31, 2009. As a result, the net loss per common share was revised from $0.88 per share, to $0.94 per share. For the three months ended March 31, 2009, the net loss per common share was revised from $0.25 per share, to $0.26 per share. The restatement had no effect on net cash flows, the reported net loss or the consolidated balance sheet. Cyclacel also determined that the Financial Statements should not be relied upon and filed a Current Report on Form 8-K under item 4.02—Non-reliance on previously issued financial statements on May 13, 2010.
On May 19, 2010, the Company filed Amendment No. 2 to its Annual Report on Form 10-K/A, pursuant to which it corrected the date of the report issued by its independent registered public accounting firm from May 14, 2010 to May 17, 2010, as such date appears in items 8 and 9T of such filing.
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

Inventory
Cyclacel values inventories at lower of cost or market value. The Company determines cost using the first-in, first-out method. As December 31, 2009 and March 31, 2010, all inventories were classified as finished goods. The Company analyzes its inventory levels quarterly and writes-down inventory that has become obsolete or that has a cost basis in excess of its expected net realizable value. Expired inventory is disposed of and the related costs are written off. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required in future periods.
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
Clinical Trial Accounting
Data management and monitoring of all of the Company’s clinical trials are performed by contract research organizations (‘‘CROs’’) or clinical research associates (‘‘CRAs’’). Typically, CROs and some CRAs bill monthly for services performed, and others bill based upon milestones achieved. For outstanding amounts, the Company accrues unbilled clinical trial expenses based on estimates of the level of services performed each period. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as research and development expenses. Clinical trial site costs related to patient enrollment are accrued as patients are entered into the trial and any initial payment made to the clinical trial site is recognized upon execution of the clinical trial agreements and expensed as research and development expenses.
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
Derivative Instruments
The Company issued warrants to purchase shares of common stock under the registered direct financing completed in February 2007. These warrants are being accounted for as a liability in accordance with ASC 815 “Derivatives and Hedging” (“ASC 815”). At the date of the transaction, the fair value of the warrants of $6.8 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 4.68%, expected volatility — 85%, expected dividend yield — 0%, and a remaining contractual life of 7 years. The value of the warrant shares is being marked to market each reporting period as a derivative gain or loss on the consolidated statement of operations until exercised or expiration. At December 31, 2009, the fair value of the warrants was $0.3 million (utilizing the following assumptions: risk free interest rate — 2.13%, expected volatility — 96%, expected dividend yield — 0%, and a remaining contractual life of 4.13 years). At March 31, 2010, the fair value of the warrants was approximately $1.1 million utilizing the following assumptions: risk free interest rate — 2.075%, expected volatility — 107%, expected dividend yield — 0%, and a remaining contractual life of 3.88 years). During the three months ended March 31, 2009 and 2010, the Company recognized the change in the value of warrants of approximately $8,000 and $0.8 million, respectively, as a loss on the consolidated statement of operations.

Warrants Liability
ASC 815 requires freestanding contracts that are settled in the Company’s own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no subsequent fair value adjustments are required. The Company reviews the classification of the contracts at each balance sheet date. With respect to warrants issued in February 2007 as part of a financing and pursuant to ASC 815, since the Company is unable to control all the events or actions necessary to settle the warrants in registered shares, the warrants have been recorded as a current liability at fair value. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statements of operations. For the three months ended March 31, 2009 and 2010, the Company recorded a charge of approximately $8,000 and $0.8 million, respectively. Fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the warrants liability.
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
Stock-based Compensation
The Company grants stock options, restricted stock units and restricted stock to officers, employees and directors under the 2006 Amended and Restated 2006 Equity Incentive Plan (“2006 Plan”), which was approved on March 16, 2006 and subsequently amended. The Company also has outstanding options under various stock-based compensation plans for employees and directors. These plans are described more fully in Note 6 “Stock-Based Compensation”. The Company accounts for these plans under ASC 718 “Compensation - Stock Compensation” (“ASC 718”).
ASC 718 requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the requisite service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. The determination of grant-date fair value for stock option awards is estimated using an option-pricing model, which includes variables such as the expected volatility of the Company’s share price, the anticipated exercise behaviour of the Company’s employees, interest rates and dividend yields. These variables are projected based on our historical data, experience and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line attribution method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from the Company’s current estimates.

Segments
The Company has determined its reportable segments in accordance with ASC 280, “Segment Reporting” (“ASC 280”) through consideration of the Company’s business activities and geographic area. The Company has concluded that it has one operating segment being the discovery, development and commercialization of novel, mechanism-targeted drugs to treat cancer and other serious disorders, with development operations in two geographic areas, namely the United States and the United Kingdom.
Net Loss per Common Share
The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, restricted stock, restricted stock units, convertible preferred stock, and common stock warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

	March 31,	March 31,
	2009	2010
Stock options	3,680,684	3,300,351
Restricted stock and restricted stock units	141,700	83,330
Convertible preferred stock	870,980	818,470
Common stock warrants	3,808,841	5,843,597

Total shares excluded from calculation	8,502,205	10,045,748

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
3. FAIR VALUE MEASUREMENTS
The Company adopted ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) for its financial assets and liabilities on January 1, 2008, and for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis on January 1, 2009. The Company’s adoption of ASC 820 did not materially affect the Company’s financial position, results of operations or liquidity. As defined in ASC 820, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
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

Financial assets and liabilities carried at fair value on a recurring basis as of March 31, 2010 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
	$000	$000	$000	$000
Warrants	—	1,131	—	1,131

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	December 31,	March 31,
	2009	2010
	($000s)
Research and development tax credit receivable	1,096	1,059
Prepayments	456	268
Other current assets	179	231

Total prepaid expenses and other current assets	1,731	1,558

5. ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consisted of the following:

	December 31,	March 31,
	2009	2010
	($000s)
Accrued research and development	2,654	2,572
Accrued IP / Patent costs	283	275
Accrued compensation	136	152
Amount payable under license agreement	651	658
Amount payable under guarantee (1)	796	—
Preferred dividend	1,228	1,443
Other current liabilities	961	718

	6,709	5,818

(1)	For more information please see Footnote number #7 “Commitments and Contingencies — Guarantee.”

6. STOCK BASED COMPENSATION
Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three months ended March 31, 2009 and 2010 as shown in the following table:

	For the three months
	ended March 31,
	2009	2010
	($000s)
Research and development	(34)	72
General and administrative	(146)	247

Stock-based compensation costs before income taxes	(180)	319

At the Company’s annual shareholder meeting on May 14, 2008, the stockholders approved and amended the number of shares reserved under the 2006 Plan to 5,200,000 shares of the Company’s common stock, up from 3,000,000 shares. The shares reserved under the 2006 Plan have a maximum maturity of 10 years and generally vest over a four-year period from the date of grant.
A summary of activity for the options under the Company’s 2006 Plan for the three months ended March 31, 2010 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (years)	Value
				(in $000s)
Options outstanding at December 31, 2009	3,349,876	$4.21	7.76	698
Granted	192,000	$2.39
Exercised	(39,277)	$0.44
Expired	—
Cancelled / forfeited	(202,248)	$5.24

Options outstanding at March 31, 2010	3,300,351	$4.11	7.67	1,860

Unvested at March 31, 2010	1,321,103	$2.62	8.43	1,092

Vested and exercisable at March 31, 2010	1,979,248	$5.10	7.16	768

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

The Company used the Black-Scholes option-pricing model with the following assumptions for stock option grants to employees and directors for the three months ended March 31, 2009 and 2010:

	For the three months
	ended March 31,
	2009	2010
Expected term	5 Yrs	5 - 6Yrs
Risk free interest rate	1.65 - 1.84%	2.37 - 2.96%
Expected volatility	85%	90 - 100%
Expected dividend yield over expected term	—	—
Resulting weighted average grant fair value	$0.39	$1.80
The expected term assumption was estimated using past history of early exercise behavior and expectations about future behaviors. Due to the Company’s limited existence of being a public company, the expected volatility assumption was based on the historical volatility of peer companies over the expected term of the option awards.
Estimates of pre-vesting option forfeitures are based on the Company’s experience. Currently the Company uses a forfeiture rate of 30 — 50% depending on when and to whom the options are granted. The Company adjusts its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment in the period of change and may impact the amount of compensation expense to be recognized in future periods. During the quarter ended March 31, 2009, the Company revised the forfeiture rates because actual forfeiture rates were higher than that previously estimated primarily due to the lapsing of stock option grants on the termination of employees. The revision to past forfeiture estimates for the three months ended March 31, 2009 resulted in a reversal of stock-based compensation cost recognized in prior years with a consequent net gain of approximately $0.2 million on the consolidated statement of operations.
The weighted average risk-free interest rate represents interest rate for treasury constant maturities published by the Federal Reserve Board. If the term of available treasury constant maturity instruments is not equal to the expected term of an employee option, Cyclacel uses the weighted average of the two Federal Reserve securities closest to the expected term of the employee option.
There were no exercises of stock options during the three months ended March 31, 2009. During the three months ended March 31, 2010, there were 39,277 stock options exercised totaling approximately $17,000. As the Company presently has tax loss carry forwards from prior periods and expects to incur tax losses in 2010, the Company is not able to benefit from the deduction for exercised stock options in the current reporting period.
Cash used to settle equity instruments granted under share-based payment arrangements amounted to $0 during all periods presented.
Restricted Stock
In November 2008, the Company issued restricted common stock to an employee subject to certain forfeiture provisions. Specifically, one quarter of the award vests one year from the date of grant and 1/48 of the award effectively vests each month thereafter. This restricted stock grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. Summarized information for restricted stock grants for the three months ended March 31, 2010 is as follows:

		Weighted Average Grant
	Restricted Stock	Date Value Per Share
Non-vested at December 31, 2009	36,458	$0.44
Vested	(3,126)	$0.44
Non-vested at March 31, 2010	33,332	$0.44

Restricted Stock Units
Restricted stock units were issued to senior executives of the Company in November 2008, which entitle the holders to receive a specified number of shares of the Company’s common stock over the four year vesting term. A restricted stock unit grant is accounted for at fair value at the date of grant which is equivalent to the market price of a share of the Company’s common stock, and an expense is recognized during the vesting term. There were no restricted stock unit grants prior to November 2008. Summarized information for restricted stock grants for the three months ended March 31, 2010 is as follows:

		Weighted Average Grant
	Restricted Stock Units	Date Value Per Share
Non-vested at December 31, 2009	54,687	$0.44
Vested	(4,689)	$0.44
Non-vested at March 31, 2010	49,998	$0.44
7. COMMITMENTS AND CONTINGENCIES
In 2005, the Company recorded an accrued restructuring liability associated with abandoning the facility in Bothell, Washington. The lease term on this space expires December 2010. The Bothell restructuring liability was computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses. The accrual balance was adjusted in 2006 to reflect a change in estimate due to continued deterioration in the local real estate market. As of March 31, 2010, the Bothell accrued restructuring liability was $0.8 million. This represents the Company’s best estimate of the fair value of the liability. Subsequent changes in the liability due to accretion, or changes in estimates of sublease assumptions, etc. will be recognized as adjustments to restructuring charges in future periods.
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
The restructuring accrual at March 31, 2010 is as follows:

$000s
Restructuring provision at December 31, 2009	1,062
Restructuring expense for the current period	—
Payments made in the period	(282)

As of March 31, 2010	780
Less: amounts due within one year	(780)
Other accrued restructuring charges — long term	—

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
On June 22, 2009, the Company amended the March 2006 Agreement with SE, in order to allow the Company to implement a reduction of the Company’s research operations located in Scotland in exchange for the parties’ agreement to modify the payment terms of the Agreement in the principal amount of £5 million (approximately $8.0 million at March 31, 2010), which SE had previously entered into with the Company. The original agreement dated March 27, 2006, provided for repayment of £5 million in the event the Company significantly reduced its Scottish research operations. Pursuant to the terms of the Amendment, in association with Cyclacel’s material reduction in staff at its Scottish research facility, the parties agreed to a modified payment of £1 million (approximately $1.7 million at June 22, 2009) payable in two equal tranches. On July 1, 2009 the first installment of £0.5 (approximately $0.8 million) million was paid and the remaining amount of $0.8 million was paid on January 6, 2010. In addition, should a further reduction below current minimum staff levels be effectuated before July 2014 without SE’s prior consent, the Company will guarantee approximately £4 million, the amount potentially due to SE, which will be calculated as a maximum of £4 million less the market value of the shares held (or would have held in the event they dispose of any shares) by SE at the time of any further reduction in research facilities. This resulted in a charge to the income statement in the second quarter of 2009 of £1million ($1.7 million), with the outstanding liability being recorded under accrued liabilities on the condensed consolidated balance sheet as at December 31, 2009.
8. STOCKHOLDERS’ EQUITY
Preferred stock
As of March 31, 2010 there were 1,923,413 6% convertible exchangeable preferred shares issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Since inception until April 6, 2009, the Company declared and paid these dividends when due. However, as part of the Company’s program to reduce expenditure, on April 6, 2009, June 22, 2009, October 19, 2009, January 7, 2010 and March 29, 2010, the Company’s Board of Directors resolved not to declare payment of, but continue to accumulate, the cash dividend. The Board of Directors will continue to evaluate the payment of a quarterly cash dividend on a quarterly basis. Any dividends must be declared by the Company’s Board of Directors and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10 per share, plus accrued and unpaid dividends.
To the extent that any dividends payable on the Preferred Stock are not declared and paid, such unpaid dividends are accumulated. If the Company fails to pay an aggregate amount equal to at least six quarterly dividends (whether or not consecutive) on the Preferred Stock, the size of the Company’s Board of Directors will be increased by two members and the holders of the Preferred Stock, voting separately as a class, will have the right to vote to fill the two vacancies created thereby until the Company pays all accumulated but unpaid dividends, at which time such the size of the Company’s Board of Directors will be decreased by two members and the Directors appointed by the Preferred Stock holders will resign.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s common stock at a conversion rate of approximately 0.42553 shares of common stock for each share of Preferred Stock based on a price of $23.50. During the first quarter of 2010, 123,400 shares of Preferred Stock were converted into 239,396 shares of the Company’s common stock. Since inception through March 31, 2010, holders have voluntarily converted 1,066,587 shares of Preferred Stock into common stock. During April 2010, an additional 710,271 shares of Preferred Stock were converted into 1,416,203 shares of the Company’s common stock. The Company has reserved 818,470 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at March 31, 2010 and the number was further reduced to 516,228 with the conversions done in April 2010. The Preferred Shares have been retired and canceled and shall upon cancellation be restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors as shares of preferred stock of one or more series.
Conversion of Convertible Preferred Stock
During the first quarter of 2010, Cyclacel entered into an agreement to exchange the Company’s Preferred Stock into shares of common stock. The table below provides details of the aggregate activities:

For the three months ended
March 31, 2010
Preferred shares exchanged	123,400

Common shares issued:
At stated convertible option	52,510
Incremental shares issued under an inducement offer	186,886

Total common shares issued:	239,396

ASC 260 requires that if convertible preferred stock is converted to other securities pursuant to an inducement offer, the Company should record the excess of (1) the fair value of all securities and other consideration transferred to the holders of the convertible preferred stock and (2) the fair value of securities issuable pursuant to the original conversion terms as an increase to net loss to arrive at a net loss attributable to common shareholders. The stockholder received more shares of the Company’s common stock than would have been delivered pursuant to the original conversion terms of the Preferred Stock, pursuant to an inducement offer. Accordingly, the Company recorded deemed dividends related to the incremental shares issued under the inducement offer of approximately $0.4 million.

The Preferred Stock has no maturity date and no voting rights prior to conversion into common stock, except under limited circumstances.
Common Stock
January 2010 Registered Direct Financings
On January 25, 2010, the Company completed the sale of 2,350,000 units in a “registered direct” offering at a purchase price of $2.50 per unit to certain institutional investors of the Company for gross proceeds of approximately $5.9 million. Each unit consisted of one share of the Company’s common stock and one warrant to purchase 0.30 of one share of its common stock. The warrants have a five-year term from the date of issuance, are exercisable beginning six months from the date of issuance and will be exercisable at an exercise price of $2.85 per share of common stock. As of March 31, 2010, warrants issued to the investors have been classified as equity. The transaction date fair value of the warrants of $1.0 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 2.39%, expected volatility — 90%, expected dividend yield — 0%, and a remaining contractual life of 5.00 years. As of March 31, 2010, all the warrants are outstanding.
On January 13, 2010, the Company completed the sale of 2,850,000 units in a “registered direct” offering to certain institutional investors. Each unit was sold at a purchase price of $2.51 per unit and consists of one share of the Company’s common stock and one warrant to purchase 0.25 of one share of its common stock for gross proceeds of approximately $7.2 million. The warrants have a five-year term from the date of issuance, are exercisable beginning six months from the date of issuance and will be exercisable at an exercise price of $3.26 per share of common stock. As of March 31, 2010, warrants issued to the investors have been classified as equity. The transaction date fair value of the warrants of $1.3 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 2.55%, expected volatility — 90%, expected dividend yield — 0%, and a remaining contractual life of 5.00 years. As of March 31, 2010, all the warrants are outstanding.
July 2009 Registered Direct Financing
On July 29, 2009, the Company sold its securities to select institutional investors consisting of 4,000,000 units in a “registered direct” offering (the “Offering”) at a purchase price of $0.85 per unit (each, a “Unit”). Each Unit consisted of (i) one share of the Company’s common stock, (the “Common Stock”), (ii) one warrant to purchase 0.625 of one share of Common Stock (a “Series I Warrant”) and (iii) one warrant to purchase 0.1838805 of one share of Common Stock (a “Series II Warrant”. The Series I Warrants have a seven-month term from the date of issuance, are exercisable beginning six months from the date of issuance and will be exercisable at an exercise price of $1.00 per share of Common Stock. During the first quarter of 2010, all of The Series I warrants were exercised for $2.5 million. The Series II Warrants have a five-year term from the date of issuance, are exercisable beginning six months from the date of issuance and will be exercisable at an exercise price of $1.00 per share of Common Stock. During the first quarter of 2010, 43,266 warrants were exercised for $43,266.The sale of the Units was made pursuant to Subscription Agreements, dated July 23, 2009, with each of the investors. The net proceeds to the Company from the sale of the Units, after deducting for the Placement Agent’s fees and offering expenses, were approximately $2.9 million.
As of March 31, 2010, the remaining Series II Warrants outstanding of 692,256 issued to the investors have been classified as equity. The transaction date fair value of the Series II Warrants of $0.6 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 2.69%, expected volatility — 90%, expected dividend yield — 0%, and a remaining contractual life of 5.00 years.

December 2007 Committed Equity Financing Facility
On December 10, 2007 and as amended on November 24, 2009, Cyclacel entered into a CEFF with Kingsbridge, in which Kingsbridge committed to purchase the lesser of 4,084,590 shares of common stock or $60 million of common stock from Cyclacel over a three-year period. Under the terms of the agreement, Cyclacel will determine the exact timing and amount of any CEFF financings, subject to certain conditions. All amounts “drawn down” under the CEFF will be settled via the issuance of Cyclacel’s common stock. Cyclacel may access capital under the CEFF in tranches of either (a) 2% of Cyclacel’s market capitalization at the time of the draw down or (b) the lesser of (i) 3% of Cyclacel’s market capitalization at the time of the draw down and (ii) an alternative draw down amount based on the product of (A) the average trading volume of the 30-day trading period preceding the draw down excluding the five highest and five lowest trading days during such period, (B) the volume-weighted average trading price (“VWAP”) on the trading day prior to the notice of draw down, (C) the number of days during the draw down period and (D) 85%, subject to certain conditions. Each tranche will be issued and priced over an eight-day pricing period. Kingsbridge will purchase shares of common stock pursuant to the CEFF at discounts ranging from 10% to 20% depending on the average market price of the common stock during the eight-day pricing period, provided that the minimum acceptable purchase price for any shares to be issued to Kingsbridge during the eight-day period is determined by the higher of $0.40 or 90% of Cyclacel’s common stock closing price the day before the commencement of each draw down.
During March 2010, the Company sold 1,563,208 shares of its common stock to Kingsbridge under the CEFF, in consideration of aggregate proceeds of $3.1 million. During December 2009 and January 2010, the Company sold an aggregate of 1,583,626 shares of its common stock to Kingsbridge under the terms of the CEFF in consideration of an aggregate of $1.3 million, of which approximately $1.0 million was received in 2009 with the balance of $0.3 million in respect of common shares subscribed but unissued at December 31, 2009, received by the Company in January 2010.
In connection with the Amendment, the Company issued an amended and restated warrant to Kingsbridge to purchase 175,000 shares of its common stock at an exercise price of $1.40 per share, (from an original exercise price of $7.17) which represents 175% of the closing bid price of our common stock on the date prior to the date on which the Amendment was signed. The warrant amends and restates the original warrant issued by the Company to Kingsbridge in connection with the CEFF. No other changes were made to the original warrant. As a result of the change in exercise price, the Company recorded an expense of approximately $44,000 during the fourth quarter of 2009. The warrant is exercisable, subject to certain exceptions, until December 12, 2012. During the first quarter of 2010, Kingsbridge exercised its warrant to purchase 75,000 shares of common stock for approximately $0.1 million. As of March 31, 2010, the warrant issued to the investor has been classified as equity. The transaction date fair value of the warrant of $0.6 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 3.605%, expected volatility — 70%, expected dividend yield — 0%, and a remaining contractual life of 5.5 years
Common Stock Warrants
In connection with the Company’s February 16, 2007 Registered Direct Offering the Company issued to investors warrants to purchase 1,062,412 shares of common stock. The warrants issued to the investors are being accounted for as a liability. At the date of the transaction, the fair value of the warrants of $6.8 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 4.58%, expected volatility — 85%, expected dividend yield — 0%, and a remaining contractual life of 6.88 years. The value of the warrant shares is being marked to market each reporting period as a derivative gain or loss on the consolidated statement of operations until exercised or expiration. At December 31, 2009 and March 31, 2010, the fair value of the warrants determined utilizing the Black-Scholes option pricing model was approximately $0.3 million and $1.1 million, respectively. The fair value at March 31, 2010 reflects the increase in the Company’s common stock price of $2.15 per share at March 31, 2010 as compared to the common stock price of $1.04 per share at December 31, 2009. During the three months ended March 31, 2009 and 2010, the Company recorded a loss of approximately $8,000 and $0.8 million, respectively, as the change in the value of warrants on the consolidated statement of operations.

The following table summarizes information about warrants outstanding at March 31, 2010:

			Weighted
	Expiration	Common Shares	Average
Issued in Connection With	Date	Issuable	Exercise Price
March 2006 stock issuance	2013	2,571,429	7.00
February 2007 stock issuance	2014	1,062,412	8.44
December 2007 CEFF	2012	100,000	1.40
July 2009 Series II stock issuance	2014	692,256	1.00
January 2010 stock Issuance	2015	712,500	3.26
January 2010 stock Issuance	2015	705,000	2.85

Total		5,843,597	$5.50

Exercise of Stock Options
There were no stock option exercises during the three months ended March 31, 2009. During the three months ended March 31, 2010, there were 39,277 stock option exercises totaling approximately $17,000.
9. RECENT ACCOUNTING PRONOUNCEMENTS
In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force” (“ASU 2010-17”). The amendments in ASU No. 2010-17 deal with research and development contracts that are tied to completing a phase of a study or achieving a specific result in a research project. The objective of ASU No. 2010-17 is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Prior to issuance of ASU No. 2010-17, authoritative guidance on the use of the milestone method did not exist. An entity’s decision to use the milestone method of revenue recognition over other proportional revenue recognition methods is a policy decision made by the entity. Use of the milestone method will require certain disclosures. The guidance provided by ASU No. 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted, with certain restrictions. The Company does not expect the adoption of this new ASU to have a material impact on its consolidated financial statements.
In January 2010, the FASB issued an amendment to the accounting standards related to the disclosures about an entity’s use of fair value measurements. Among these amendments, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard is effective for the Company for interim and annual reporting periods beginning after December 31, 2009. The adoption of this accounting standards amendment did not have a material impact on the Company’s consolidated financial statements. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010. The Company does not expect that the adoption of these new disclosure requirements will have a material impact on its consolidated financial statements.

In February 2010, the FASB issued an amendment to the accounting standards related to the accounting for, and disclosure of, subsequent events in an entity’s consolidated financial statements. This standard amends the authoritative guidance for subsequent events that was previously issued and among other things exempts Securities and Exchange Commission registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restated financial statements. This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provides different guidance on the accounting treatment for subsequent events or transactions. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
10. SUBSEQUENT EVENTS
On April 19, 2010, Cyclacel issued upon settlement, an aggregate of 1,416,203 shares of its common stock to several of its stockholders in exchange for such stockholders’ delivery to the Company of an aggregate of 710,271 shares of the Company’s Preferred Stock. These transactions settled by April 23, 2010, after which time, a total of 1,213,142 shares of Preferred Stock will remain outstanding. The converting preferred stockholders received more shares of the Company’s common stock than would have been delivered pursuant to the original conversion terms of the Preferred Stock, pursuant to a short term inducement offer.
On April 27, 2010, Cyclacel was served with a complaint filed by Celgene Corporation in the United States District Court for the District of Delaware seeking a Declaratory Judgment that four Cyclacel owned patents, claiming the use of romidepsin injection in T-cell lymphomas, are not infringed by Celgene’s products and are invalid. The four patents cited in the complaint do not involve Cyclacel’s clinical development candidates nor commercial products. Cyclacel is presently required to answer or otherwise move in response to the complaint by June 17, 2010. Given that the complaint was only recently filed, the Company has not made an assessment at this time as to whether an adverse result would be probable, reasonably possible or remote. Any potential impact on the Company’s financial position, results of operations or cash flow is not at this time expected to be material in view of the fact that the inventions of the patents are not utilized in the Company’s products. Accordingly, an adverse result is expected to have only a minimal impact on the Company’s financial position, results of operations or cash flows. Cyclacel intends to vigorously defend the validity of these patents and enforce its patent rights.
On May 17, 2010, Cyclacel filed an amendment to its Form 10-K for the year ended December 31, 2009 in order to restate the Financial Statements to correct an error in the computation of net loss per share and in the presentation of preferred dividends in its consolidated statements of cash flows. Although Cyclacel had accrued for the unpaid dividends in its Financial Statements, it did not include the accrued amount when calculating basic and diluted loss per common share for the year ended December 31, 2009. As a result, the net loss per common share was revised from $0.88 per share, to $0.94 per share. For the three months ended March 31, 2009, the net loss per common share was revised from $0.25 per share, to $0.26 per share. The restatement had no effect on net cash flows, the reported net loss or the consolidated balance sheet. Cyclacel also determined that the Financial Statements should not be relied upon and filed a Current Report on Form 8-K under item 4.02—Non-reliance on previously issued financial statements on May 13, 2010.
On May 19, 2010, the Company filed Amendment No. 2 to its Annual Report on Form 10-K/A, pursuant to which it corrected the date of the report issued by its independent registered public accounting firm from May 14, 2010 to May 17, 2010, as such date appears in items 8 and 9T of such filing.

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
Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, and updated and supplemented by Part II, Item 1A, entitled “Risk Factors,” appears elsewhere in this Quarterly Report. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, “Cyclacel,” the “Company,” “we,” “us,” and “our” refer to Cyclacel Pharmaceuticals, Inc.
Overview
We are a development-stage biopharmaceutical company dedicated to the development and commercialization of novel, mechanism-targeted drugs to treat human cancers and other serious disorders. Our strategy is to build a diversified biopharmaceutical business focused in hematology and oncology based on a portfolio of commercial products and a development pipeline of novel drug candidates.
Our clinical development priorities are focused on sapacitabine in the following indications:
•	Acute myeloid leukemia, or AML in the elderly;

•	Myelodysplastic syndromes, or MDS; and

•	Non-small cell lung cancer or NSCLC.
We have additional clinical programs in development which are currently pending availability of clinical data. Once data become available and are reviewed, the Company will determine the feasibility of pursuing further development and/or partnering these assets, including sapacitabine in combination with seliciclib, seliciclib in NSCLC and nasopharyngeal cancer or NPC and CYC116. In addition, we market directly in the United States Xclair® Cream for radiation dermatitis and Numoisyn® Liquid and Numoisyn® Lozenges for xerostomia.

Our pipeline and expertise in cell cycle biology
Our core area of expertise is in cell cycle biology and we focus primarily on the development of orally available anticancer agents that target the cell cycle with the aim of slowing the progression or shrinking the size of tumors, and enhancing the quality of life and improving survival rates of cancer patients. We are generating several families of anticancer drugs that act on the cell cycle including nucleoside analogues, cyclin dependent kinase or CDK inhibitors and Aurora kinase/Vascular Endothelial Growth Factor Receptor 2 or AK/VEGFR2 inhibitors. Although a number of pharmaceutical and biotechnology companies are currently attempting to develop nucleoside analogues, CDK inhibitor and AK inhibitor drugs, we believe that our drug candidates are differentiated in that they are orally available and interact with unique target profiles and mechanisms. For example we believe that our sapacitabine is the only orally available nucleoside analogue presently being tested in Phase 2 trials in AML and MDS and seliciclib is the most advanced orally available CDK inhibitor in Phase 2 trials. Although our resources are primarily directed towards advancing our anticancer drug candidate sapacitabine through in-house development activities we are also progressing, but with lower levels of investment than in previous years, our other novel drug series which are at earlier stages. As a consequence of our focus on sapacitabine clinical development and related cost reduction program, research and development expenditures for the three months ended 2010 were reduced by $0.9 million, or 30%, to $2.2 million compared to $3.1 million for the months ended March 31, 2009.
We have retained rights to commercialize our clinical development candidates and our business strategy is to enter into selective partnership arrangements with these programs.
Our corporate headquarters is located in Berkeley Heights, New Jersey, with a research facility located in the United Kingdom.
From our inception in 1996 through March 31, 2010, we have devoted substantially all our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of March 31, 2010, our accumulated deficit during the development stage was approximately $227.8 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and preclinical drug candidates. Our operating expenses comprise research and development expenses and selling and general and administrative expenses.
To date, we have not generated significant product revenue but have financed our operations and internal growth through private placements, licensing revenue, interest on investments, government grants and research and development tax credits. Prior to October 2007, our revenue consisted of collaboration and grant revenue. Beginning in 2008, we recognized revenue from sales of commercial products, for the first time, following the ALIGN acquisition in October 2007. We have recognized revenues from inception through March 31, 2010 totaling approximately $8.7 million of which approximately $2.0 million is derived from product sales, approximately $3.0 million from fees under collaborative agreements and approximately $3.7 million of grant revenue from various United Kingdom government grant awards.
Recent Developments
On January 27, 2010, we announced that The NASDAQ Global Market, or NASDAQ, had notified us that we regained compliance with the minimum $50 million market value of listed securities requirement and that we currently complies with all other applicable standards for continued listing on NASDAQ.
On January 25, 2010, we completed the sale of 2,350,000 units in a “registered direct” offering at a purchase price of $2.50 per unit to certain existing institutional investors of us for approximately $5.9 million in gross proceeds. Each unit consisted of one share of our common stock and one warrant to purchase 0.30 of one share of our common stock. The warrants have a five-year term from the date of issuance, are exercisable beginning six months from the date of issuance and will be exercisable at an exercise price of $2.85 per share of common stock.

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
On January 7, 2010 and March 29, 2010, our Board of Directors of Cyclacel resolved, pursuant to the Certificate of Designations, not to declare the quarterly cash dividend on the Company’s 6% Convertible Exchangeable Preferred Stock, or Preferred Stock, with respect to dividends that would otherwise been payable on February 1, 2010 and May 1, 2010. As previously disclosed, the Board also did not declare the quarterly cash dividend with respect to the first, second and third quarters of 2009. To the extent that any dividends payable on the Preferred Stock are not paid, such unpaid dividends are accrued. We have not declared dividends with respect to five quarters and if dividends with respect to at least six quarters (whether or not consecutive) are not paid on the Preferred Stock, the size of our Board of Directors could be increased by two members and the holders of the Preferred Stock, voting separately as a class, will have the right to vote to fill the two vacancies created thereby until all accrued but unpaid dividends have been paid in full, at which time such right is terminated. To date, approximately $1.4 million of dividends remain accrued and unpaid.
During the first quarter of 2010, we issued an aggregate 2,618,266 shares of our common stock for gross proceeds of approximately $2.6 million through the exercise of warrants. In addition, we completed a draw down from our CEFF under which we issued 1,563,208 shares to Kingsbridge for proceeds of approximately $3.1 million.
During March 2010, we issued 239,396 shares of our common stock to a stockholder in exchange for the stockholder’s delivery to us of 123,400 shares of our outstanding Preferred Stock.
Subsequent Events
Post quarter end through May 18, 2010, we issued upon settlement, an aggregate of 1,416,203 shares of common stock to several of our stockholders in exchange for such stockholders’ delivery to us of an aggregate of 710,271 shares of our Preferred Stock. These transactions settled by April 23, 2010, after which time, a total of 1,213,142 shares of Preferred Stock remain outstanding.
On April 27, 2010, we were served with a complaint filed by Celgene Corporation in the United States District Court for the District of Delaware seeking a Declaratory Judgment that four of our owned patents, claiming the use of romidepsin injection in T-cell lymphomas, are not infringed by Celgene’s products and are invalid. The four patents cited in the complaint do not involve Cyclacel’s clinical development candidates nor commercial products. We are presently required to answer or otherwise move in response to the complaint by June 17, 2010. Given that the complaint was only recently filed, we have not yet made an assessment of this claim. However, at this time, we expect that an adverse outcome of this claim would have only a minimal, if any, impact on our financial position, results of operations or cash flows. We intend to vigorously defend the validity of these patents and enforce our patent rights.
On May 17, 2010, we filed an amendment to our Form 10-K for the year ended December 31, 2009 in order to restate our annual consolidated financial statement for the period ended as of and for December 31, 2009 (the “Financial Statements”) to correct an error in the computation of the net loss per share and in the presentation of preferred dividends in our consolidated statements of cash flows. Although we had accrued for the unpaid dividends in its Financial Statements, we did not include the accrued amount when calculating basic and diluted loss per common share for the year ended December 31, 2009. As a result, the net loss per common share was revised from $0.88 per share, to $0.94 per share. For the three months ended March 31, 2009, the net loss per common share was revised from $0.25 per share, to $0.26 per share. The restatement had no effect on net cash flows, the reported net loss or the consolidated balance sheet. We also determined that the Financial Statements should not be relied upon and filed a Current Report on Form 8-K under item 4.02—Non-reliance on previously issued financial statements on May 13, 2010.
On May 19, 2010, we filed Amendment No. 2 to our Annual Report on Form 10-K/A, pursuant to which we corrected the date of the report issued by our independent registered public accounting firm from May 14, 2010 to May 17, 2010, as such date appears in items 8 and 9T of such filing.

Results of Operations
The results of operations for the three months ended March 31, 2009 and 2010 and balance sheet data as at December 31, 2009 and March 31, 2010 reflect the operations of us and our subsidiaries.
Three Months Ended March 31, 2009 and 2010
Revenues
The following table summarizes the components of our revenues for the three months ended March 31, 2009 and 2010:

	Three months ended March 31,
	2009	2010	Difference	Difference
	($000s)%
Product revenue	216	254	38	18
Grant revenue	12	17	5	42

Total revenue	228	271	43	19

Product revenue is derived from the sale of Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges following the ALIGN asset acquisition on October 5, 2007. During the three months ended March 31, 2009 and 2010, we recognized approximately $0.2 million and $0.3 million, respectively in accordance with our revenue recognition policy.
Grant revenue is recognized as we incur and pay for qualifying costs and services under the applicable grant. Grant revenue is primarily derived from various United Kingdom government grant awards. Grant revenue increased by 42% to approximately $17,000 for the three months ended March 31, 2010 from $12,000 for the three months ended March 31, 2009. This was as a result of finalization of a three year European Union grant.
The future
We expect to continue to maintain the ALIGN sales trend in 2010 through the support of a small sales force infrastructure and marketing efforts. We expect that grant revenue will decrease or remain flat as we focus our expenditure on the advancement of sapacitabine, which is currently waiting to advance into a Phase 3 clinical trial, and away from grant qualifying research expenditure.
Cost of goods sold

	Three months ended March 31,
	2009	2010	Difference	Difference
	($000s)%
Cost of goods sold	116	142	26	22

Total cost of sales represented 54% and 56% of product revenue for the three months ended March 31, 2009 and 2010, respectively.
Research and development expenses
To date, we have focused on drug discovery and development programs, with particular emphasis on orally available anticancer agents and our research and development expenses have represented costs incurred to discover and develop novel small molecule therapeutics, including clinical trial costs for sapacitabine, seliciclib, sapacitabine in combination with seliciclib, and CYC116. We have also incurred costs in the advancement of product candidates toward clinical and preclinical trials and the development of in-house research to advance our biomarker program and technology platforms. However, during 2008 and 2009, in response to changing market conditions, we extensively reduced or stopped expenditure on development and preclinical activities outside of our core focus on sapacitabine. The benefit of these cost reductions was realized in 2009 and will be also be realized in 2010. We expense all research and development costs as they are incurred. Research and development expenses primarily include:

•	clinical trial and regulatory-related costs;

•	payroll and personnel-related expenses, including consultants and contract research;

•	preclinical studies and laboratory supplies and materials;

•	technology license costs; and

•	rent and facility expenses for our laboratories.
The following table provides information with respect to our research and development expenditure for the three months ended March 31, 2009 and 2010:

	Three months ended March 31,
	2009	2010	Difference	Difference
	($000s)%
Sapacitabine	1,866	1,622	(244)	(13)
Seliciclib	267	61	(206)	(77)
CYC116	121	16	(105)	(87)
Other research and development costs	843	479	(364)	(43)

Total research and development expenses	3,097	2,178	(919)	(30)

Total research and development expenses represented 57% and 46% of our operating expenses for the three months ended March 31, 2009 and 2010, respectively.
Research and development expenditure decreased by $0.9 million from $3.1 million for the three month period ended March 31, 2009 to $2.2 million for the three month period ended March 31, 2010. The reduction in costs of $0.9 million is primarily associated with the cost containment measures implemented in September 2008 and in the second quarter of 2009 which reduced headcount and focused resources on sapacitabine. Sapacitabine costs decreased by $0.2 million from $1.9 million for the three months ended March 31, 2009 to $1.6 million for the three months ended March 31, 2010. Sapacitabine patient costs were reduced due to the decrease in the number of patients enrolled across the multiple indications. Seliciclib costs decreased by approximately $0.2 million from $0.3 million for the three months ended March 31, 2009 to $0.1 million for three months ended March 31, 2010 primarily due to lower costs in the Phase 2 APPRAISE study as patient enrollment was completed during the third quarter of 2008 and we only incurred costs associated with patient follow-up during 2009. In the CYC116 program expenditure was lower by $0.1 million which reflects the closing out of the Phase 1 solid tumor study. Other research and development costs were reduced by approximately $0.3 million from $0.8 million for the three months ended March 31, 2009 to $0.5 million for three months ended March 31, 2010 due to lower employment related and overhead costs.
We realized an increase in stock-based compensation expense of approximately $0.1 million for the first quarter of 2010 as compared to a gain of approximately $40,000 in 2009.
The future
Following our reduction of expenditure in 2008 and 2009 in our non-core research and development programs, we have concentrated our resources on the development of sapacitabine in three indications. We anticipate that overall research and development expenditures in 2010 will be similar to 2009 levels. In December 2009, we announced our results from our Phase 2 study for elderly patients in AML and the completion of recruitment in our MDS trial. We expect 1 year survival data to be one year later. We are in negotiation with the FDA for a Special Protocol Assessment (SPA) for a randomized Phase 3 registration study for sapacitabine in elderly patients with AML We expect to begin a pivotal Phase 3 trial in that indication sometime in 2010.

Selling, general and administrative expenses
Selling, general and administrative expenses include costs for sales and marketing and administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the selling, general and administrative expenses for the three months ended March 31, 2009 and 2010:

	Three months ended March 31,
	2009	2010	Difference	Difference
	($000s)%
Total selling, general and administrative expenses	2,230	2,402	172	8

Total selling, general and administration expenses represented 41% and 51% of our operating expenses for the three months ended March 31, 2009 and 2010, respectively.
Our selling, general and administrative expenditure increased by $0.2 million to $2.4 million for the three months ended March 31, 2010 from $2.2 million for the three months ended March 31, 2010. The increase of $0.2 million in expenses was primarily attributable to an increase in professional and consultancy costs offset by reductions in salary costs and sales and marketing costs.
The future
Following our reduction in expenditure in 2008 and 2009, we expect our selling, general and administrative expenditures in 2010 to remain at the same levels as in 2009 or be lower.
Other income (expense)
The following table summarizes other income (expense) for the three months ended March 31, 2009 and 2010:

	Three months ended March 31,
	2009	2010	Difference	Difference
	($000s)%
Change in valuation of warrants	(8)	(789)	(781)	(9,763)
Foreign exchange losses	(137)	11	148	108
Interest income	46	9	(37)	(80)
Interest expense	(107)	(24)	83	78

Total other income (expense)	(206)	(793)	(587)	(285)

Total other income and expense, net, increased by approximately $0.6 million to $0.8 million for the three months ended March 31, 2010 from $0.2 million for the three months ended March 31, 2009. The most significant impact is the change in the valuation of the warrant liability due to the significant increase in the company’s share price as noted below.
The change in valuation of warrants relates to the issue of warrants to purchase shares of our common stock under the registered direct financing completed in February 2007. The warrants issued to the investors meet the requirements of and are being accounted for as a liability. The value of the warrants is being marked to market each reporting period as a derivative gain or loss until exercised or expiration. For the three months ended March 31, 2009 and 2010, the change in the value of warrants was $8,000 and $0.8 million, respectively.

For the three months ended March 31, 2009 there were foreign exchange charges of approximately $0.1 million recorded as compared to a gain of $11,000 for the three months ended March 31, 2010 on the consolidated statement of operations within the separate line item foreign exchange gains/(losses), within other income (expense).
Interest income decreased by approximately $37,000 from $46,000 for the three months to March 31, 2009 to $9,000 for the three months to March 31, 2010. This is a direct result from lower annualized returns from money market investments, following the reduction in interest rates.
Interest expense decreased by $83,000 from $107,000 for the three months ended March 31, 2009 to $24,000 for the three months ended March 31, 2010. This reduction was due to the settlement during 2009 of license payments which were accruing interest expense and accretion costs on restructuring charges in respect of the lease of the Bothell facility.
The future
The valuation of the warrant liability will continue to be re-measured at the end of each reporting period. The valuation of the warrants is dependent upon many factors, including our stock price, interest rates and the remaining term of the instrument and may fluctuate significantly, which may have a significant impact on our statement of operations.
Further conversions of preferred stock into ordinary shares could result in recording of further deemed dividends.
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
The following table summarizes research and development tax credits for the three months ended March 31, 2009 and 2010:

	Three months ended March 31,
	2009	2010	Difference	Difference
	($000s)%
Total income tax benefit	358	133	(225)	(63)

Research and development tax credits recoverable decreased by $0.2 million from $0.4 million for three months ended March 31, 2009 to $0.1 million for the three months ended March 31, 2010. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year, but restricted to payroll taxes paid by us in the United Kingdom in that same year. The decrease is a reflection of decreased income taxes available for recovery as a consequence of the lower eligible research and development payroll expenses in the United Kingdom following the workforce reductions announced in September 2008 and in the second quarter of 2009.
The future
We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so. However, as a result of the reduction in employee numbers the amount of payroll taxes payable in future periods will be lower than in previous periods, restricting available research and development tax credits to that lower amount.

Liquidity and Capital Resources
The following is a summary of our key liquidity measures at December 31, 2009 and March 31, 2010:

	December 31,	March 31,		%
	2009	2010	$ Difference	Difference
	($000s)
Cash and cash equivalents	$11,493	24,200	12,707	111
Total cash and cash equivalents and short-term investments	11,493	24,200	12,707	111

Current assets	13,369	25,865	(12,496)	(93)
Current liabilities	9,822	9,511	(311)	3

Working capital	3,547	16,354	12,807	361

At March 31, 2010, we had cash and cash equivalents of $24.2 million as compared to $11.5 million at December 31, 2009. The increased balance at March 31, 2010 was primarily due to the completion of two registered direct offerings in January 2010 for net proceeds of approximately $11.9 million, the issuing of 1.6 million common shares for approximately $3.1 million as part of the Kingsbridge CEFF drawdown and the exercise of warrants totaling $2.6 million during the first quarter of 2010. Since our inception, we have not generated any significant revenue and have relied primarily on the proceeds from sales of equity and preferred securities to finance our operations and internal growth. Additional funding has come through interest on investments, licensing revenue, government grants and research and development tax credits. We have incurred significant losses since our inception. As of March 31, 2010, we had an accumulated deficit of $227.8 million. We believe that existing funds together with cash generated from operations and recent financing activities are sufficient to satisfy our planned working capital, capital expenditures, debt service and other financial commitments for at least the next twelve months. Current business and capital market risks could have a detrimental affect on the availability of sources of funding and our ability to access them in the future which may delay or impede our progress of advancing our drugs currently in the clinic to approval by the FDA for commercialization.
Cash provided by (used in) operating, investing and financing activities
Cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2009 and 2010, is summarized as follows:

	Three months ended March 31,
	2009	2010
	($000s)
Net cash used in operating activities	(4,793)	(4,771)
Net cash provided by investing activities	1,494	30
Net cash (used in) provided by financing activities	(307)	17,596
Operating activities
Net cash used in operating activities remained stable at $4.8 million in both 2009 and 2010. Net cash used in operating activities during the three months ended March 31, 2010 of $4.8 million resulted from our net loss of $5.1 million, adjusted for material non-cash activities comprising amortization of investment premiums (discounts), change in valuation of liability-classified warrants, depreciation and amortization and non-cash stock based compensation expense, amounting to $1.2 million and a net increase in working capital of $0.9 million due to a decrease in prepaid expenses combined with a decrease in accounts payable and other current liabilities.

Investing activities
Net cash provided by investing activities for the three months ended March 31, 2009 and 2010 was $1.5 million and $30,000, respectively. The decrease in investing activities of approximately $1.5 million is primarily due to us having redeemed all remaining short term investments during the first quarter of 2009 and held all funds from there on in cash and cash equivalents.
Financing activities
For three months ended March 31, 2009, the net cash outflow for financing activities related to the payment of our preferred stock dividend of $0.3 million. For the three months ended March 31, 2010, net cash provided by financing activities was $17.6 million. During the three months ended March 31, 2010, we completed two registered direct offerings in January 2010 for net proceeds of approximately $11.9 million, drew down the Kingsbridge CEFF totaling approximately $3.1 million and had investors exercising warrants totaling $2.6 million.
Operating Capital and Capital Expenditure Requirements
We expect to continue to incur substantial operating losses in the future. While we have generated modest product revenues from ALIGN product sales from October 2007 through March 31, 2010, we can not guarantee that we will generate any significant product revenues until a product candidate has been approved by the FDA or similar regulatory agencies in other countries and successfully commercialized.
We currently anticipate that our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. We can not be certain that any of our programs will be successful or that we will be able to raise sufficient funds to complete the development and commercialize any of our product candidates currently in development, should they succeed. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.
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
Revenue Recognition
Product sales
We recognize revenue from product sales when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed and determinable; and collectability is reasonably assured.
We offer a general right of return on these product sales, and have considered the guidance in ASC 605-15, “Revenue Recognition -Products” (“ASC 605-15”) and ASC 605 — 10 “Revenue Recognition — Overall” (“ASC 605-10”). Under these pronouncements, we account for all product sales using the “sell-through” method. Under the “sell-through” method, revenue is not recognized upon shipment of product to distributors. Instead, we record deferred revenue at gross invoice sales price and deferred cost of sales at the cost at which those goods were held in inventory. We recognize revenue when such inventory is sold through to the end user based upon prescriptions filled. To estimate product sold through to end users, we rely on third-party information, including information obtained from significant distributors with respect to their inventory levels and sell-through to customers.
Collaboration, research and development, and grant revenue
Certain of our revenues are earned from collaborative agreements. We recognize revenue when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed and determinable; and collectability is reasonably assured. Determination of whether these criteria have been met is based on management’s judgments regarding the nature of the research performed, the substance of the milestones met relative to those we must still perform, and the collectability of any related fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.
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
Grant revenues from government agencies and private research foundations are recognized as the related qualified research and development costs are incurred, up to the limit of the prior approved funding amounts. Grant revenues are not refundable.
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

Warrants Liability
ASC 815 requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no subsequent fair value adjustments are required. We review the classification of the contracts at each balance sheet date. With respect to warrants issued in February 2007 as part of a financing and pursuant to ASC 815, since we are unable to control all the events or actions necessary to settle the warrants in registered shares the warrants have been recorded as a current liability at fair value. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statements of operations. For the three months ended March 31, 2009 and 2010, we recorded a charge of approximately $8,000 and $0.8 million, respectively. Fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the warrants liability.
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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Pursuant to our investment guidelines, all investments in commercial paper and corporate bonds of financial institutions and corporations are rated ‘A’ or better by both Moody’s and Standard and Poor’s, no one individual security shall have a maturity of greater than 18 months and investments in any one corporation is restricted to 5% of the total portfolio. To minimize our exposure to adverse shifts in interest rates, we invest in short-term instruments and at March 31, 2010 we held no investments with a maturity in excess of one year. Due to the short-term nature of our investments, portfolio diversification, and our investment policy we believe that our exposure to market interest rate fluctuations is minimal, liquidity is maintained and we do not have a material financial market risk exposure.
A hypothetical 10% change in short-term interest rates from those in effect at March 31, 2010 would not have a significant impact on our financial position or our expected results of operations, however we may continue to have risk exposure to our holdings in cash, money market accounts and cash equivalents, which may adversely impact the fair value of our holdings. As of March 31, 2010, there were no indicators of credit risk impact to the valuation of our cash, cash equivalents or short term investments. We do not currently hold any derivative financial instruments with interest rate risk.
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

Common Stock Price Risk
In February 2007, we issued common stock and warrants. Pursuant to ASC 840, we recorded the fair value of the warrants as a current liability. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the condensed consolidated statements of operations. The change in fair value recognized in the financial statements during the three months ended March 31, 2009 and 2010, was approximately $8,000 and $0.8 million, respectively. Fair value of the derivative instruments will be affected by estimates of various factors that may affect the respective instrument, including our stock price, the risk free rate of return and expected volatility in the fair value of our stock price. As the fair value of this derivative may fluctuate significantly from period to period, the resulting change in valuation may have a significant impact on our results of operations.
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
Since inception through March 31, 2010, we sold an aggregate of 2,818,232 shares of our common stock to Kingsbridge under the terms of the CEFF in consideration of an aggregate of $4.1 million in funds received by us.
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of March 31, 2010, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls described in Amendments No. 1 and 2 to our Annual Report on Form 10-K filed on March 29, 2010, filed on May 17, 2010 and May 19, 2010, respectively, in the section captioned “Item 9T — Controls and Procedures — Management’s Annual Report on Internal Control Over Financial Reporting” that remain present.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than those described below.

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 29, 2010, management concluded that our internal control over financial reporting was effective as of December 31, 2009. Subsequently, our management identified a deficiency in respect of our internal control over financial reporting, specifically in our controls over the computation of net loss per share and the financial statement presentation of our preferred stock dividends in the statement of cash flows that constitutes a material weakness as described in SEC’s guidance regarding Management’s Report on Internal Control Over Financial Reporting as of December 31, 2009. As a result of this deficiency, the financial statements included in Form 10-K for the year ended December 31, 2009, included errors related to the presentation and disclosure of our preferred stock dividends in the net loss per share disclosure and in the statement of cash flows. As a result of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Inherent Limitation on the Effectiveness of Internal Controls
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II. Other Information
Item 1. Legal proceedings
On April 27, 2010, we were served with a complaint filed by Celgene Corporation in the United States District Court for the District of Delaware seeking a Declaratory Judgment that four of our owned patents, claiming the use of romidepsin injection in T-cell lymphomas, are not infringed by Celgene’s products and are invalid. The four patents cited in the complaint do not involve our clinical development candidates or commercial products. We are presently required to answer or otherwise move in response to the complaint by June 17, 2010. We intend to vigorously defend the validity of these patents and enforce our patent rights.
Item 1A. Risk Factors
In analyzing our company, you should consider carefully the following risk factors, together with all of the other information included in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Quarterly Report on Form 10-Q. Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.
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
We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of March 31, 2010, our accumulated deficit was $227.8 million. Our net loss for each of the three months ended March 31, 2009 and 2010 was $5.1 million. Our net loss applicable to common shareholders from inception through March 31, 2010 was $268.8 million. Our drug candidates are in the mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years, as we continue our research and development of our drug candidates, seek regulatory approvals, commercialize any approved drugs and market and promote the ALIGN products: Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.

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
On December 10, 2007 and as amended on November 24, 2009, we entered into the committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge. The CEFF entitles us to sell and obligates Kingsbridge to purchase from us the lesser of 4,084,590 shares of our common stock or $60 million of our common stock, during the three years term of the CEFF, subject to certain conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include, among other things, a minimum price for our common stock of $0.40 per share, effectiveness of the registration statement covering the shares subject to the CEFF and the continued listing of our stock on The NASDAQ Global Market.
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

Should we sell shares to Kingsbridge under the CEFF, or issue shares in lieu of a blackout payment, it will have a dilutive effective on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. If we draw down under the CEFF, we will issue shares to Kingsbridge at a discount of up to 20% from the volume weighted average price of our common stock. If we draw down amounts under the CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price. During December 2009 and January 2010, we sold an aggregate of 1,583,626 shares of our common stock to Kingsbridge under the terms of the CEFF in consideration of an aggregate of $1.3 million in funds drawn down from the CEFF by us. During March 2010, we sold another 1,234,606 shares of our common stock to Kingsbridge in consideration of an aggregate of $2.8 million in funds drawn down from the CEFF by us. However, because we have not declared dividends on our preferred stock for several quarters during the fiscal year 2009, we are not able to use our Registration Statement on Form S-3, which covers the shares subject to the CEFF and therefore, we cannot access the CEFF until such time as an effective registration statement covering such shares be in place. This may limit our ability to access capital markets on short notice or make the cost of capital more expensive.
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
Even if patents are issued regarding our drug candidates or methods of using them, those patents can be challenged by our competitors who may argue such patents are invalid and/or unenforceable. On April 27, 2010, we were served with a complaint filed by Celgene Corporation in the United States District Court for the District of Delaware seeking a Declaratory Judgment that four of our owned patents, claiming the use of romidepsin injection in T-cell lymphomas, are not infringed by Celgene’s products and are invalid. The four patents cited in the complaint do not involve our clinical development candidates or commercial products. We are presently required to answer or otherwise move in response to the complaint by June 17, 2010. We intend to vigorously defend the validity of these patents and enforce our patent rights.
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
We just recently completed a restatement of our financial statements and filed an amendment to our Annual Report of Form 10-K as and for the year ended December 31, 2009, in which we reported a material weakness in our internal control over financial reporting for the year then ended, specifically related to the operational failure of the controls in place to ensure the correct computation of net loss per share and presentation of preferred stock dividends in the consolidated statement of cash flows. If we fail to maintain our internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors may lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.
We incur increased costs and management resources as a result of being a public company, and we still may fail to comply with public company obligations.
As a public company, we face and will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that we would not incur as a private company. Compliance with the Sarbanes Oxley Act of 2002, as well as other rules of the SEC, the Public Company Accounting Oversight Board and the NASDAQ Global Market resulted in a significant initial cost to us as well as an ongoing compliance costs. As a public company, we are subject to Section 404 of the Sarbanes Oxley Act relating to internal control over financial reporting. We completed, and later revisited, our formal process to evaluate our internal controls for purposes of Section 404. In performing this assessment, our management identified a deficiency in our internal control over financial reporting that constitutes a material weakness under standards established by the Public Company Accounting Oversight Board, or PCAOB, as of December 31, 2009. Specifically related to the operational failure of the controls in place to ensure the correct computation of net loss per share and presentation of preferred stock dividends in the statement of cash flows. Due to this deficiency, we concluded that the material weakness in internal control over financial reporting existed as of December 31, 2009 and continued as of March 31, 2010. Solely as a result of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2010, based on the criteria established in “Internal Control — Integrated Framework,” issued by the COSO. As our business grows and changes, there can be no assurances that we can maintain the effectiveness of our internal controls over financial reporting.

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
In addition, in the event a third party seeks to acquire our company or acquire control of our company by way of a merger, but the terms of such offer do not provide for our preferred stock to remain outstanding or be converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to our preferred stock, the terms of the Certificate of Designation of our preferred stock provide for an adjustment to the conversion ratio of our preferred stock such that, depending on the terms of any such transaction, preferred stockholders may be entitled, by their terms, to receive up to $10.00 per share in common stock, causing our common stockholders not to receive as favorable a price as the price at which such shares may be trading at the time of any such transaction. As of May 14, 2010, there were 1,213,142 shares of our preferred stock issued and outstanding. If the transaction were one in which proceeds were received by the Company for distribution to shareholders, and the terms of the Certificate of Designation governing the preferred stock were strictly complied with, approximately $13 million would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time. Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.
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
On April 6, 2009, June 22, 2009, October 19, 2009, January 7, 2010 and March 29, 2010, our Board of Directors resolved, pursuant to the Certificate of Designations, not to declare payment of the quarterly cash dividend on the Company’s 6% Convertible Exchangeable Preferred Stock, or the Preferred Stock, with respect to the dividends that would otherwise been payable on May 1, 2009, August 1, 2009, November 1, 2009, February 1, 2010 and May 1, 2010, respectively. To the extent that any dividends payable on the Preferred Stock are not paid, such unpaid dividends are accumulated. We have not declared dividends with respect to five quarters and if dividends with respect to at least six quarters (whether or not consecutive) are not paid, the size of our Board of Directors will be increased by two and the holders of the Preferred Stock will have the right to vote to fill the two vacancies created thereby until all accrued but unpaid dividends have been paid in full, at which time such right is terminated.

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
If our common or preferred stockholders sell substantial amounts of our stock in the public market, or the market perceives that such sales may occur, the market price of our common and preferred stock could fall. Thus if holders of preferred stock elect to convert their shares to shares of common stock at renegotiated prices, and the holders of an aggregate of 833,671 preferred stock have elected to so convert into an aggregate of 1,655,599 common stock, such conversion as well as the sale of substantial amounts of our common or preferred stock, could cause dilution to existing holders of our common stock, thereby also negatively affecting the price of our common stock.

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
Inventory levels of Xclair® Cream, Numoisyn® Liquid or Numoisyn® Lozenges held by wholesalers can also cause our operating results to fluctuate unexpectedly. For the three months ended March 31, 2009 and 2010, approximately 85% and 91%, respectively, of our product sales in the United States were to three wholesalers, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen. Inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to wholesalers do not match end user demand. We have entered into inventory management agreements with these U.S. wholesalers under which they provide us with data regarding inventory levels at these wholesalers. However, these wholesalers may not be completely effective in matching inventory levels to end user demand, as they make estimates to determine end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations, for which we have no inventory management agreements and have no control in respect to their buying patterns. Also, the non-retail sector in the United States, which includes government institutions and large health maintenance organizations, tends to be less consistent in terms of buying patterns, and often causes quarter-over-quarter fluctuations in inventory and ordering patterns. We attempt to monitor inventory of Xclair®, Numoisyn® Liquid or Numoisyn® Lozenges in the United States through the use of internal sales forecasts and the expiration dates of product shipped, among other factors.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On April 19, 2010, Cyclacel issued upon settlement, an aggregate of 1,416,203 shares of its common stock to several of its stockholders in exchange for such stockholders’ delivery to the Company of an aggregate of 710,271 shares of the Company’s Preferred Stock. The shares of Common Stock were issued in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act for securities exchanged by an issuer and an existing security holder stockholder where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange. These transactions settled on or before April 23, 2010, after which time, a total of 1,213,142 shares of Preferred Stock remain outstanding.
Item 3. Defaults upon Senior Securities.
On January 7, 2010 and March 29, 2010, our board of directors resolved to not declare the quarterly cash dividend on the Company’s 6% Convertible Exchangeable Preferred Stock scheduled for February 1, 2010 and May 1, 2010. The aggregate amount of dividends that would have been paid is $0.6 million with respect to such periods, and the total aggregate amount of dividends that are accrued but not paid is $1.4 million.
Item 4. (Removed and Reserved).
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
Paul McBarron
Chief Operating Officer, Chief Financial Officer and Executive Vice President, Finance