Form 10-Q
period 2010-06-30
Cyclacel Pharmaceuticals, Inc.
filed 2010-08-13
CIK 1130166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-50626
CYCLACEL PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1707622
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

200 Connell Drive, Suite 1500
Berkeley Heights, New Jersey	07922
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 12, 2010 there were 36,950,549 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In $000s, except share amounts)

	December 31,	June 30,
	2009	2010
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	11,493	19,543
Inventory	145	39
Prepaid expenses and other current assets	1,731	1,925

Total current assets	13,369	21,507
Property, plant and equipment (net)	901	606
Deposits and other assets	196	196

Total assets	14,466	22,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,709	1,550
Accrued liabilities and other current liabilities	6,709	5,255
Warrant liability	342	858
Other accrued restructuring charges	1,062	492

Total current liabilities	9,822	8,155
Total liabilities	9,822	8,155

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2009 and June 30, 2010; 2,046,813 and 1,213,142 shares issued and outstanding at December 31, 2009 and June 30, 2010, respectively. Aggregate preference in liquidation of $21,696,218 and $13,162,591 at December 31, 2009 and June 30, 2010, respectively	2	1
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2009 and June 30, 2010; 25,743,363 and 36,920,343 shares issued and outstanding at December 31, 2009 and June 30, 2010	26	37
Additional paid-in capital	226,881	248,314
Accumulated other comprehensive income	20	42
Deficit accumulated during the development stage	(222,285)	(234,240)

Total stockholders’ equity	4,644	14,154

Total liabilities and stockholders’ equity	14,466	22,309

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In $000s, except share and per share amounts)
(Unaudited)

					Period from
					August 13, 1996
	Three Months Ended		Six Months Ended		(inception) to
	June 30,		June 30,		June 30,
	2009	2010	2009	2010	2010
	(Restated)		(Restated)		(Restated)
Revenues:
Collaboration and research and development revenue	—	100	—	100	3,100
Product revenue	249	19	465	273	2,021
Grant revenue	17	—	29	16	3,652

Total revenue	266	119	494	389	8,773

Operating expenses:
Cost of goods sold	192	92	308	234	1,208
Research and development	2,683	1,322	5,780	3,497	173,676
Selling, general and administrative	2,285	3,091	4,515	5,491	77,337
Goodwill and intangibles impairment	—	—	—	—	7,934
Restructuring expenses	366	—	366	—	2,634

Total operating expenses	5,526	4,505	10,969	9,222	262,789

Operating loss	(5,260)	(4,386)	(10,475)	(8,833)	(254,016)
Other income (expense):
Costs associated with aborted 2004 IPO	—	—	—	—	(3,550)
Payment under guarantee	(1,652)	—	(1,652)	—	(1,652)
Change in valuation of derivative	—	—	—	—	(308)
Change in valuation of warrants	(288)	273	(296)	(516)	5,848
Foreign exchange gains/(losses)	(111)	(49)	(248)	(38)	(4,225)
Interest income	46	8	92	17	13,660
Interest expense	(13)	(9)	(120)	(33)	(4,667)

Total other income (expense)	(2,018)	223	(2,224)	(570)	5,106

Loss before taxes	(7,278)	(4,163)	(12,699)	(9,403)	(248,910)
Income tax benefit	233	230	591	363	17,585

Net loss	(7,045)	(3,933)	(12,108)	(9,040)	(231,325)
Dividends on preferred ordinary shares	—	—	—	—	(38,123)
Deemed dividend on convertible exchangeable preferred shares	—	(2,496)	—	(2,915)	(2,915)
Dividend on convertible exchangeable preferred shares	(307)	(114)	(614)	(403)	(2,960)

Net loss applicable to common shareholders	(7,352)	(6,543)	(12,722)	(12,358)	(275,323)

Net loss per share — Basic and diluted	$(0.36)	$(0.18)	$(0.62)	$(0.36)

Weighted average common shares outstanding	20,433,129	36,565,972	20,433,129	34,157,279

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $000s)
(Unaudited)

			Period from
			August 13, 1996
	Six Months Ended		(inception) to
	June 30,		June 30,
	2009	2010	2010
	(Restated)		(Restated)
Cash flows from operating activities:
Net loss	(12,108)	(9,040)	(231,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest on notes payable, net of amortization of debt premium	18	2	102
Amortization of investment premiums, net	20	—	(2,297)
Change in valuation of derivative	—	—	308
Change in valuation of warrants	296	516	(5,892)
Warrant re-pricing	—	—	44
Depreciation and amortization	604	240	12,097
Amortization of intangible assets	—	—	886
Fixed asset impairment	—	—	221
Goodwill and intangibles impairment	—	—	7,934
Unrealized foreign exchange loss	—	—	7,747
Deferred revenue	—	—	(98)
Compensation for warrants issued to non employees	—	—	1,215
Shares issued for IP rights	—	—	446
(Gain) loss on disposal of property, plant and equipment	(10)	(9)	103
Stock based compensation	168	786	17,181
Provision for restructuring	146	—	1,779
Amortization of issuance costs of Preferred Ordinary “C” shares	—	—	2,517
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,189)	(88)	(836)
Accounts payable and other current liabilities	1,617	(2,183)	(3,169)

Net cash used in operating activities	(10,438)	(9,776)	(191,037)

Investing activities:
Purchase of ALIGN	—	—	(3,763)
Purchase of property, plant and equipment	(10)	(8)	(8,831)
Proceeds from sale of property, plant and equipment	13	35	152
Purchase of short-term investments	—	—	(156,657)
Redemptions of short-term investments, net of maturities	1,502	—	162,729

Net cash provided by (used in) investing activities	1,505	27	(6,370)

Financing activities:
Payment of capital lease obligations	—	—	(3,719)
Proceeds from issuance of ordinary and preferred ordinary shares, net of issuance costs	—	—	90,858
Proceeds from issuance of common stock and warrants, net of issuance costs	—	15,155	94,983
Net proceeds from stock options and warrants exercised	—	2,700	2,870
Payment of preferred stock dividend	(307)	—	(3,372)

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $000s)
(Unaudited)

			Period from
			August 13, 1996
	Six Months Ended		(inception) to
	June 30,		June 30,
	2009	2010	2010
	(Restated)		(Restated)
Repayment of government loan	—	—	(455)
Government loan received	—	—	414
Loan received from Cyclacel Group Plc	—	—	9,103
Proceeds of committable loan notes issued from shareholders	—	—	8,883
Loans received from shareholders	—	—	1,645
Cash and cash equivalents assumed on stock purchase	—	—	17,915
Costs associated with stock purchase	—	—	(1,951)

Net cash (used in) provided by financing activities	(307)	17,855	217,174

Effect of exchange rate changes on cash and cash equivalents	884	(56)	(224)

Net (decrease) increase in cash and cash equivalents	(8,356)	8,050	19,543
Cash and cash equivalents at beginning of period	24,220	11,493	—

Cash and cash equivalents at end of period	15,864	19,543	19,543

Supplemental disclosure of cash flows information:
Cash received during the period for:
Interest	57	11	11,715
Taxes	1,527	110	16,550
Cash paid during the period for:
Interest	(75)	(187)	(1,946)
Schedule of non-cash transactions:
Acquisitions of equipment purchased through capital leases	—	—	3,470
Issuance of Ordinary shares in connection with license agreements	—	—	592
Issuance of Ordinary shares on conversion of bridging loan	—	—	1,638
Issuance of Preferred Ordinary “C” shares on conversion of secured convertible loan notes and accrued interest	—	—	8,893
Issuance of Ordinary shares in lieu of cash bonus	—	—	164
Issuance of other long term payable on ALIGN acquisition	—	—	1,122
Dividends accrued but not paid on convertible exchangeable preferred shares (1)	307	403	1,631
Deemed dividend on conversion of exchangeable preferred shares	—	2,915	2,915

(1)
Certain dividends that previously had been accrued but unpaid were forfeited by the preferred shareholders upon their voluntary conversion of the convertible exchangeable preferred shares into common shares of stock in March and April 2010. As a result, the accrual for previous unpaid dividends was reversed in 2010. However, the preferred shareholders received additional shares of common stock issued to them upon conversion as compared to what they would have been entitled to receive under the stated rate of exchange of one preferred share to 0.42553 common shares, which has been reflected as a deemed dividend in the condensed consolidated financial statements. See Note 8, “Stockholders’ Equity-Preferred Stock” for further details.

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
Clinical Programs
Cyclacel’s clinical development priorities are focused on sapacitabine in the following indications:
•	Acute myeloid leukemia, or AML in the elderly;
•	Myelodysplastic syndromes, or MDS; and
•	Non-small cell lung cancer or NSCLC.
In June 2010, at the American Society of Clinical Oncology, or ASCO, meeting the Company reported interim response data for the ongoing Phase 2 clinical trial of sapacitabine in older patients with MDS. The study has recently completed enrollment of patients aged 60 or older with MDS who were previously treated with azacitidine or decitabine or both.
In June 2010, the Company announced that the U.S. Food and Drug Administration, or FDA, granted orphan drug designation to the Company’s sapacitabine product candidate for the treatment of both AML and MDS.
The Company has additional clinical programs in development which are currently pending availability of clinical data. Once data become available and are reviewed, the Company will determine the feasibility of pursuing further development and/or partnering these assets, including sapacitabine in combination with seliciclib, seliciclib in NSCLC and nasopharyngeal cancer or NPC and CYC116.
Commercial Products
The Company markets directly in the United States Xclair® Cream for radiation dermatitis and Numoisyn® Liquid and Numoisyn® Lozenges for xerostomia.
Basis of Presentation
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
The condensed consolidated balance sheet as of June 30, 2010, the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009, and related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2009 is derived from the audited consolidated financial statements included in the 2009 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheet as of June 30, 2010, the results of operations for the three and six months ended June 30, 2010 and 2009 and the consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 have been made. The interim results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any other year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K/A filed with the SEC on May 17, 2010 and subsequently amended again on May 19, 2010.

Recent Developments
During April 2010, Cyclacel issued upon settlement an aggregate of 1,416,203 shares of its common stock to several of its stockholders in exchange for such stockholders’ delivery to the Company of an aggregate of 710,271 shares of the Company’s Preferred Stock. These transactions settled by April 23, 2010, after which time, a total of 1,213,142 shares of Preferred Stock remain outstanding. Each stockholder approached the Company with the proposed exchange transaction and the terms of the exchange were determined by arms-length negotiation between the parties. The preferred shareholders received approximately 1.1 million additional shares of common stock than what they would have been entitled to receive under the stated rate of exchange of one preferred share to 0.42553 of common share. The value of the additional shares issued has been considered a deemed dividend and reflected in the computation of earnings per share for the three and six months ended June 30, 2010.
On April 27, 2010, Cyclacel was served with a complaint filed by Celgene Corporation in the United States District Court for the District of Delaware seeking a declaratory judgment that four of its own patents, claiming the use of romidepsin injection in T-cell lymphomas, are invalid and not infringed by Celgene’s products. The four patents cited in the complaint do not involve the Company’s clinical development candidates or its commercial products. On June 17, 2010, Cyclacel filed its Answer and Counterclaims to the declaratory judgment complaint. Cyclacel has filed counterclaims charging Celgene with infringement of each of its four patents and seeking damages for Celgene’s infringement as well as injunctive relief. The four patents directly involve the use and administration of Celgene’s ISTODAX® (romidepsin for injection) product. Given that the Company’s answer and counterclaims were only recently filed, the Company has not made an assessment at this time as to whether an adverse result would be probable, reasonably possible or remote. Any potential impact on the Company’s financial position, results of operations or cash flows is not at this time expected to be material in view of the fact that the inventions of the patents are not utilized in the Company’s products. Accordingly, an adverse result is expected to have only a minimal impact, if any, on the Company’s financial position, results of operations or cash flows. Cyclacel intends to vigorously defend the validity of these patents and enforce its patent rights.
On May 17, 2010, Cyclacel filed an amendment to its Form 10-K for the year ended December 31, 2009 in order to restate its annual consolidated financial statement for the period ended December 31, 2009 (the “Financial Statements”) to correct an error in the computation of the net loss per share and in the presentation of preferred dividends in its consolidated statements of cash flows. Although Cyclacel had accrued for the unpaid dividends in its Financial Statements, it did not include the accrued amount when calculating basic and diluted loss per common share for the year ended December 31, 2009. As a result, the net loss per common share was revised from $0.88 per share, to $0.94 per share. For the three months ended June 30, 2009, the net loss per common share was revised from $0.34 per share to $0.36 per share. For the six months ended June 30, 2009, the net loss per common share was revised from $0.59 per share to $0.62 per share. The restatement had no effect on net cash flows, the reported net loss or the consolidated balance sheet. Cyclacel also determined that the Financial Statements should not be relied upon and filed a Current Report on Form 8-K under item 4.02-Non-reliance on previously issued financial statements-on May 13, 2010. On May 19, 2010, the Company filed Amendment No. 2 to its Annual Report on Form 10-K/A, pursuant to which it corrected the date of the report issued by its independent registered public accounting firm from May 14, 2010 to May 17, 2010, as such date appears in items 8 and 9T of such filing.
Subsequent Developments
On July 16, 2010, the Board of Directors of Cyclacel resolved, pursuant to the Certificate of Designations, not to declare the quarterly cash dividend on the Company’s Preferred Stock, with respect to the second quarter of 2010 that would otherwise have been payable on August 1, 2010. As the Company has not paid an aggregate amount equal to six quarterly dividends on the Preferred Stock, the size of the Company’s Board has been increased by two members and the holders of the Preferred Stock, voting separately as a class, are entitled to vote to fill the two vacancies created thereby until the Company pays all accrued but unpaid dividends, at which time such right is terminated. The Company has received a request from a holder of at least 10% of the issued and outstanding Preferred Stock that the Company call a special meeting of the holders of Preferred Stock for the election of directors to fill the two vacancies. To date, approximately $1.0 million of dividends remain accrued and unpaid.

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
Cash and Cash Equivalents
Cash equivalents are stated at cost when purchased, which is substantially the same as fair value. The Company considers all highly liquid investments with an original maturity of three months or less at the time of acquisition to be cash equivalents. The objectives of the Company’s cash management policy are the safety and preservation of funds, liquidity sufficient to meet the Company’s cash flow requirements and attainment of a market rate of return.
Trade Accounts Receivable and Allowance for Doubtful Accounts
The allowance for doubtful accounts is based on aging categories and historical collection experience, taking into consideration the type of payer, historical and projected collection experience, and current economic and business conditions that could affect the collectability of our receivables. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. Changes in the allowance for doubtful accounts are recorded as an adjustment to bad debt expense within general and administrative expenses. Material revisions to reserve estimates may result from adverse changes in collection experience. The Company writes off accounts against the allowance for doubtful accounts when reasonable collection efforts have been unsuccessful and it is probable the receivable will not be recovered.
Inventory
Cyclacel values inventories at lower of cost or market value. The Company determines cost using the first-in, first-out method. As December 31, 2009 and June 30, 2010, all inventories were classified as finished goods. The Company analyzes its inventory levels quarterly and writes-down inventory that has become obsolete or that has a cost basis in excess of its expected net realizable value. Expired inventory is disposed of and the related costs are written off. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required in future periods.
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

The Company offers a general right of return on these product sales, and has considered the guidance in ASC 605-15, “Revenue Recognition — Products” (“ASC 605-15”) and ASC 605 — 10 “Revenue Recognition — Overall” (“ASC 605-10”). Under these guidelines, the Company accounts for all product sales using the “sell-through” method. Under the sell-through method, revenue is not recognized upon shipment of product to distributors. Instead, the Company records deferred revenue at gross invoice sales price and deferred cost of sales at the cost at which those goods were held in inventory. The Company recognizes revenue when such inventory is sold through to the end user. To estimate product sold through to end users, the Company relies on third-party information, including information obtained from the Company’s distributor customers with respect to their inventory levels and sell-through to customers. For the three months ended June 30, 2010, the Company recorded $0.2 million of product returns due to a higher than anticipated amount of returns related to expiring product with a two-year shelf-life previously sold into the marketplace. From the first quarter of 2010 the Company’s supplier has increased the product shelf-life to three-years to assist in the management of the product supply chain.
Collaboration, research and development, and grant revenue
Certain of the Company’s revenues are earned from collaborative agreements. Consistent with its general revenue recognition policies, the Company recognizes revenue when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed and determinable; and collectability is reasonably assured. Determination of whether these criteria have been met is based on management’s judgments regarding the nature of the research performed, the substance of the milestones met relative to those the Company must still perform, and the collectability of any related fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.
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
Clinical Trial Accounting
Data management and monitoring of all of the Company’s clinical trials are performed by contract research organizations (“CROs”) or clinical research associates (“CRAs”). Typically, CROs and some CRAs bill monthly for services performed, and others bill based upon milestones achieved. For outstanding amounts, the Company accrues unbilled clinical trial expenses based on estimates of the level of services performed each period. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as research and development expenses. Clinical trial site costs related to patient enrollment are accrued as patients are entered into the trial and any initial payment made to the clinical trial site is recognized upon execution of the clinical trial agreements and expensed as research and development expenses.
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
Foreign currency transactions and currency translation
Transactions that are denominated in a foreign currency are remeasured into the functional currency at the current exchange rate on the date of the transaction. Any foreign currency-denominated monetary assets and liabilities are subsequently remeasured at current exchange rates, with gains or losses recognized as foreign exchange (losses)/gains in the statement of operations.

The assets and liabilities of the Company’s international subsidiary are translated from its functional currency into United States dollars at exchange rates prevailing at the balance sheet date. Average rates of exchange during the period are used to translate the statement of operations, while historical rates of exchange are used to translate any equity transactions.
Translation adjustments arising on consolidation due to differences between average rates and balance sheet rates, as well as unrealized foreign exchange gains or losses arising on translation of intercompany loans which are of a long-term-investment nature, are recorded in other comprehensive income.
Warrants Liability
The Company issued warrants to purchase shares of common stock under the registered direct financing completed in February 2007. These warrants are being accounted for as a liability in accordance with ASC 815 “Derivatives and Hedging” (“ASC 815”). ASC 815 requires freestanding contracts that are settled in the Company’s own stock, including common stock warrants, to be classified as an equity instrument, asset or liability. Under the provisions of ASC 815, an instrument classified as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract instrument designated as an equity instrument must be included within equity, and no subsequent fair value adjustments are required. The Company reviews the classification of its warrants at each balance sheet date. With respect to warrants issued in February 2007, the Company has classified those instruments as a liability pursuant to ASC 815, since the Company is unable to control all the events or actions necessary to settle the warrants in registered shares. The fair value of this liability is estimated using an option-pricing model, which includes variables such as the expected volatility of the Company’s share price, interest rates, and expected dividend yields. These variables are projected based on historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the warrants liability.
At the date of the transaction, the fair value of the warrants of $6.8 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 4.68%, expected volatility — 85%, expected dividend yield — 0%, and a remaining contractual life of 7 years. The value of the warrant shares is being marked to market each reporting period as a derivative gain or loss on the consolidated statement of operations until exercised or expiration. At December 31, 2009, the fair value of the warrants was $0.3 million (utilizing the following assumptions: risk free interest rate — 2.13%, expected volatility — 96%, expected dividend yield — 0%, and a remaining contractual life of 4.13 years). At June 30, 2010, the fair value of the warrants was approximately $0.9 million (utilizing the following assumptions: risk free interest rate — 1.578%, expected volatility — 113%, expected dividend yield — 0%, and a remaining contractual life of 3.63 years). For the three months ended June 30, 2010, the Company recognized the change in the value of warrants of approximately $0.3 million, as a gain on the consolidated statement of operations as compared to a $0.3 million loss for the three months ended June 30, 2009. For the six months ended June 30, 2009 and 2010, the Company recognized the change in the value of warrants of approximately $0.3 million and $0.5 million, respectively, as a loss on the consolidated statement of operations.
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
The Company applies the guidance codified in ASC 740 “Income taxes” (“ASC 740”) on uncertain tax positions. The Company only recognizes tax benefits that it believes are more likely than not to be sustained upon review by the relevant taxing authority. The amount recognized is based on the amount that cumulatively is more likely than not be sustained.
Credit is taken in the accounting period for research and development tax credits, which will be claimed from H. M. Revenue & Customs, the United Kingdom’s taxation and customs authority, in respect of qualifying research and development costs incurred in the same accounting period.
Stock-based Compensation
The Company grants stock options, restricted stock units and restricted stock to officers, employees and directors under the 2006 Amended and Restated 2006 Equity Incentive Plan (“2006 Plan”), which was approved on March 16, 2006 and subsequently amended. The Company also has outstanding options under various stock-based compensation plans for employees and directors. These plans are described more fully in Note 6 “Stock-Based Compensation”. The Company accounts for these plans under ASC 718 “Compensation — Stock Compensation” (“ASC 718”).

ASC 718 requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the requisite service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The determination of grant-date fair value for stock option awards is estimated using an option-pricing model, which includes variables such as the expected volatility of the Company’s share price, the anticipated exercise behavior of the Company’s employees, interest rates and dividend yields. These variables are projected based on historical data, experience and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. The value of stock-based awards is recognized as expense over the service period, net of estimated forfeitures, using the straight-line attribution method. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from the Company’s current estimates.
Segments
The Company has determined its reportable segments in accordance with ASC 280, “Segment Reporting” (“ASC 280”). After consideration of its business activities and geographic area, the Company has concluded that it has one operating segment being the discovery, development and commercialization of novel, mechanism-targeted drugs to treat cancer and other serious disorders, with development operations in two geographic areas, namely the United States and the United Kingdom.
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

	June 30,	June 30,
	2009	2010
Stock options	3,558,933	3,187,291
Restricted stock and restricted stock units	141,700	75,515
Convertible preferred stock	870,980	516,228
Common stock warrants	3,808,841	5,843,597

Total shares excluded from calculation	8,380,454	9,622,631

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
3. FAIR VALUE MEASUREMENTS
Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
•
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•	Level 2: Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly.
•	Level 3: Unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value. The Company determined that it has not made any Level 1 or 3 measurements as of December 31, 2009 or June 30, 2010. The following financial assets and liabilities, which are reported at fair value on a recurring basis, have been valued using Level 2 inputs:

	December 31,	June 30,
	2009	2010
	($000s)
Warrants	342	858
The Company used the Black-Scholes option-pricing model with the following assumptions to value the above warrants:

	December 31,	June 30,
	2009	2010
Exercise price	$8.44	$8.44
Expected term	4.13 Yrs	3.63 Yrs
Risk free interest rate	2.13%	1.578%
Expected volatility	96%	113%
Expected dividend yield over expected term	—	—
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	December 31,	June 30,
	2009	2010
	($000s)
Research and development tax credit receivable	1,096	1,291
Prepayments	456	446
Other current assets	179	188

Total prepaid expenses and other current assets	1,731	1,925

5. ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consisted of the following:

	December 31,	June 30,
	2009	2010
	($000s)
Accrued research and development	2,654	2,847
Accrued IP / Patent costs	283	30
Accrued compensation	136	68
Amount payable under license agreement	651	—
Amount payable under guarantee (1)	796	—
Preferred dividend	1,228	1,032
Other current liabilities	961	1,278

	6,709	5,255

(1)	For more information please see Note 7 “Commitments and Contingencies — Guarantee.”

6. STOCK BASED COMPENSATION
Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three and six months ended June 30, 2009 and 2010 as shown in the following table:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2010	2009	2010
	($000s)		($000s)
Research and development	149	93	53	165
General and administrative	199	374	115	621

Stock-based compensation costs before income taxes	348	467	168	786

At the Company’s annual shareholder meeting on May 14, 2008, the stockholders approved to increase the number of shares reserved under the 2006 Plan to 5,200,000 shares of the Company’s common stock, up from 3,000,000 shares. The shares reserved under the 2006 Plan have a maximum maturity of 10 years and generally vest over a four-year period from the date of grant.
A summary of activity for the options under the Company’s 2006 Plan for the six months ended June 30, 2010 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (years)	Value
				(in $000s)
Options outstanding at December 31, 2009	3,349,876	$4.21	7.76	698
Granted	192,000	$2.39
Exercised	(124,277)	$0.44
Expired	—
Cancelled / forfeited	(230,308)	$5.14

Options outstanding at June 30, 2010	3,187,291	$4.18	7.40	1,280

Unvested at June 30, 2010	1,158,521	$2.58	8.23	701

Vested and exercisable at June 30, 2010	2,028,770	$5.10	6.92	579

ASC 718 requires compensation expense associated with share-based awards to be recognized over the requisite service period, which for the Company is the period between the grant date and the date the award vests or becomes exercisable. Most of the awards granted by the Company, vest ratably over four years, with 1/4 of the award vesting one year from the date of grant and 1/48 of the award vesting each month thereafter. However, certain awards made to executive officers vest over three to five years, depending on the terms of their employment with the Company.
ASC 718 also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. This analysis is evaluated quarterly and the forfeiture rate adjusted as necessary. Ultimately, the actual expense recognized over the vesting period is based on only those shares that vest.
The Company used the Black-Scholes option-pricing model with the following assumptions for stock option grants to employees and directors for the six months ended June 30, 2009 and 2010:

	For the six months
	ended June 30,
	2009	2010
Expected term	0.75 – 5 Yrs	5 – 6Yrs
Risk free interest rate	0.405 – 1.84%	2.37 – 2.96%
Expected volatility	65 – 169%	90 – 100%
Expected dividend yield over expected term	—	—
Resulting weighted average grant fair value	$0.39	$1.80
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
In the second quarter of 2010, the Company adjusted forfeiture rates on certain awards granted in December 2006 from 8% to 0%, reflecting the increased likelihood that these remaining awards will vest in their entirety. This change in assumption resulted in approximately $0.1 million of additional compensation cost recognized in the quarter ended June 30, 2010. During the quarter ended June 30, 2009 the Company adjusted its prior estimates of forfeitures because actual forfeiture rates were higher than that previously estimated, primarily due to the lapsing of stock option grants on the termination of employees. The change in the estimated forfeiture assumptions resulted in a negative adjustment to stock-based compensation costs of approximately $0.2 million during the quarter ended June 30, 2009. In connection with the reduction in workforce during the second quarter of 2009, the Company agreed to extend the option exercise term for terminated employees from 30 days to 9 months. In accordance with ASC 718, the Company recorded a charge of $0.3 million during the second quarter of 2009 related to this modification.
The weighted average risk-free interest rate represents interest rate for treasury constant maturities published by the Federal Reserve Board. If the term of available treasury constant maturity instruments is not equal to the expected term of an employee option, Cyclacel uses the weighted average of the two Federal Reserve securities closest to the expected term of the employee option.
There were no exercises of stock options during the six months ended June 30, 2009. During the six months ended June 30, 2010, there were 124,277 stock options exercised for proceeds totaling approximately $0.1 million. As the Company presently has tax loss carry forwards from prior periods and expects to incur tax losses in 2010, the Company is not able to benefit from the deduction for exercised stock options in the current reporting period.
Cash used to settle equity instruments granted under share-based payment arrangements amounted to $0 during all periods presented.
Restricted Stock
In November 2008, the Company issued restricted common stock to an employee subject to certain forfeiture provisions. Specifically, one quarter of the award vests one year from the date of grant and 1/48 of the award effectively vests each month thereafter. This restricted stock grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. Summarized information for restricted stock grants for the six months ended June 30, 2010 is as follows:

		Weighted Average Grant
	Restricted Stock	Date Value Per Share
Non-vested at December 31, 2009	36,458	$0.44
Vested	(6,252)	$0.44
Non-vested at June 30, 2010	30,206	$0.44
Restricted Stock Units
Restricted stock units were issued to senior executives of the Company in November 2008, which entitle the holders to receive a specified number of shares of the Company’s common stock over the four year vesting term. A restricted stock unit grant is accounted for at fair value at the date of grant which is equivalent to the market price of a share of the Company’s common stock, and an expense is recognized during the vesting term. Summarized information for restricted stock units grants for the six months ended June 30, 2010 is as follows:

		Weighted Average Grant
	Restricted Stock Units	Date Value Per Share
Non-vested at December 31, 2009	54,687	$0.44
Vested	(9,378)	$0.44
Non-vested at June 30, 2010	45,309	$0.44

7. COMMITMENTS AND CONTINGENCIES
Restructuring
In 2005, the Company recorded an accrued restructuring liability associated with abandoning the facility in Bothell, Washington. The lease term on this space expires December 2010. The Bothell restructuring liability was computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses. The accrual balance was adjusted in 2006 to reflect a change in estimate due to continued deterioration in the local real estate market. As of June 30, 2010, the Bothell accrued restructuring liability was $0.5 million. This represents the Company’s best estimate of the fair value of the liability. Subsequent changes in the liability due to accretion, or changes in estimates of sublease assumptions, etc. will be recognized as adjustments to restructuring charges in future periods.
The Company records payments of rent related to the Bothell facility as a reduction in the amount of the accrued restructuring liability. Accretion expense is recognized due to the passage of time and is reflected in Selling, General and Administrative costs and Interest Expense on the condensed consolidated statement of operations. Based on our current projections of estimated sublease income and a discount rate of 7.8%, the Company expects to record additional accretion expense of approximately $10,000 over the remaining term of the lease.
The restructuring accrual at June 30, 2010 is as follows:

$000s
Restructuring provision at December 31, 2009	1,062
Accretion expense for the current period	28
Payments made in the period	(598)

As of June 30, 2010	492
Less: amounts due within one year	(492)
Other accrued restructuring charges — long term	—
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
On June 22, 2009, the Company amended the March 2006 Agreement with SE, in order to allow the Company to implement a reduction of the Company’s research operations located in Scotland in exchange for the parties’ agreement to modify the payment terms of the Agreement in the principal amount of £5 million (approximately $8.0 million at June 30, 2010), which SE had previously entered into with the Company. The original agreement dated March 27, 2006, provided for repayment of £5 million in the event the Company significantly reduced its Scottish research operations. Pursuant to the terms of the Amendment, in association with Cyclacel’s material reduction in staff at its Scottish research facility, the parties agreed to a modified payment of £1 million (approximately $1.7 million at June 22, 2009) payable in two equal tranches. On July 1, 2009 the first installment of £0.5 (approximately $0.8 million) million was paid and the remaining amount of £0.5 million (approximately $0.8 million) was paid on January 6, 2010. In addition, should a further reduction below current minimum staff levels be effectuated before July 2014 without SE’s prior consent, the Company will guarantee approximately £4 million, the amount potentially due to SE, which will be calculated as a maximum of £4 million less the market value of the shares held (or would have held in the event they dispose of any shares) by SE at the time of any further reduction in research facilities. This resulted in a charge to the income statement in the second quarter of 2009 of £1 million ($1.7 million), with the outstanding liability being recorded under accrued liabilities on the condensed consolidated balance sheet as at December 31, 2009.

Supply arrangements
In connection with the asset acquisition of ALIGN on October 5, 2007, the Company acquired license agreements for the exclusive rights to sell and distribute three products in the United States. The Company, as part of securing long term supply arrangements had commitments to make future payments totaling approximately $1.3 million of which $0.6 million was paid in May 2009 and the remainder of $0.7 million was paid in May 2010.
Purchase Obligations
The Company has a minimum purchase obligation in relation to the purchase of manufactured products within the ALIGN business equivalent to the value of product purchased in the previous year. For the year ended December 31, 2010 this equates to $0.1 million.
Licensing Agreements
Cyclacel has entered into a number of licensing agreements that require the Company to make payments to the other party to the agreement upon the Company attaining certain milestones as defined in the agreements. The Company may be required to make future milestone payments, totaling approximately $11.3 million, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreement. The Company is also obligated to make future royalty payments to collaborators. The Company cannot reasonably determine the amount and timing of such royalty payments, if any.
8. STOCKHOLDERS’ EQUITY
Preferred stock
As of June 30, 2010 there were 1,213,142 shares of Preferred Stock issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Since inception until April 6, 2009, the Company declared and paid these dividends when due. However, as part of the Company’s program to reduce expenditure, with respect to six quarters, the Company’s Board of Directors resolved not to declare payment of, but continue to accumulate, the cash dividend. Any dividends must be declared by the Company’s Board of Directors and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10 per share, plus accrued and unpaid dividends.
To the extent that any dividends payable on the Preferred Stock are not declared and paid, such unpaid dividends are accumulated. As the Company has not paid an aggregate amount equal to six quarterly dividends on the Preferred Stock, the size of the Company’s Board has been increased by two members and the holders of the Preferred Stock, voting separately as a class, are entitled to vote to fill the two vacancies created thereby until the Company pays all accrued but unpaid dividends, at which time such right is terminated. The Company has received a request from a holder of at least 10% of the issued and outstanding Preferred Stock that the Company call a special meeting of the holders of Preferred Stock for the election of directors to fill the two vacancies.
The Preferred Stock is convertible at the option of the holder at any time into the Company’s common stock at a conversion rate of approximately 0.42553 shares of common stock for each share of Preferred Stock based on a price of $23.50. During the six months ended June 30, 2010, 833,671 shares of Preferred Stock were converted into 1,655,599 shares of the Company’s common stock. Since inception through June 30, 2010, holders have voluntarily converted 1,776,858 shares of Preferred Stock into common stock. The Company has reserved 516,228 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at June 30, 2010. The shares of Preferred Stock have been retired and canceled and shall upon cancellation be restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors as shares of preferred stock of one or more series.

Conversion of Convertible Preferred Stock
During the three and six months ended June 30, 2010, Cyclacel entered into an agreement to exchange the Company’s Preferred Stock into shares of common stock. There were no exchanges of the Company’s Preferred Stock into shares of common stock in 2009. The table below provides details of the aggregate activities in 2010:

	For the three months ended	For the six months ended
	June 30, 2010	June 30, 2010
Preferred shares exchanged	710,271	833,671

Common shares issued:
At stated convertible option	302,242	354,752
Incremental shares issued under the exchange transaction	1,113,961	1,300,847

Total common shares issued:	1,416,203	1,655,599

As the preferred shareholders received additional shares of common stock issued to them upon conversion as compared to what they would have been entitled to receive under the stated rate of exchange, the Company recorded the excess of (1) the fair value of all securities and other consideration transferred to the holders of the Preferred Stock and (2) the fair value of securities issuable pursuant to the original conversion terms as an increase in the net loss attributable to common shareholders. Specifically, the Company recorded deemed dividends related to the additional shares issued under the exchange transactions of approximately $2.5 million and $2.9 million for the three and six months ended June 30, 2010, respectively.
The Preferred Stock has no maturity date and no voting rights prior to conversion into common stock, except under limited circumstances.
Common Stock
January 2010 Registered Direct Financings
On January 25, 2010, the Company completed the sale of 2,350,000 units in a “registered direct” offering at a purchase price of $2.50 per unit to certain institutional investors of the Company for gross proceeds of approximately $5.9 million. Each unit consisted of one share of the Company’s common stock and one warrant to purchase 0.30 of one share of its common stock. The warrants have a five-year term from the date of issuance, are exercisable beginning six months from the date of issuance and will be exercisable at an exercise price of $2.85 per share of common stock. As of June 30, 2010, warrants issued to the investors have been classified as equity. The transaction date fair value of the warrants of $1.0 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate - 2.39%, expected volatility — 90%, expected dividend yield — 0%, and a remaining contractual life of 5.00 years. As of June 30, 2010, all the warrants are outstanding.
On January 13, 2010, the Company completed the sale of 2,850,000 units in a “registered direct” offering to certain institutional investors. Each unit was sold at a purchase price of $2.51 per unit and consists of one share of the Company’s common stock and one warrant to purchase 0.25 of one share of its common stock for gross proceeds of approximately $7.2 million. The warrants have a five-year term from the date of issuance, are exercisable beginning six months from the date of issuance and will be exercisable at an exercise price of $3.26 per share of common stock. As of June 30, 2010, warrants issued to the investors have been classified as equity. The transaction date fair value of the warrants of $1.3 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate - 2.55%, expected volatility — 90%, expected dividend yield — 0%, and a remaining contractual life of 5.00 years. As of June 30, 2010, all the warrants are outstanding.
July 2009 Registered Direct Financing
On July 29, 2009, the Company sold its securities to select institutional investors consisting of 4,000,000 units in a “registered direct” offering (the “Offering”) at a purchase price of $0.85 per unit (each, a “Unit”). Each Unit consisted of (i) one share of the Company’s common stock, (the “Common Stock”), (ii) one warrant to purchase 0.625 of one share of Common Stock (a “Series I Warrant”) and (iii) one warrant to purchase 0.1838805 of one share of Common Stock (a “Series II Warrant”). The Series I Warrants had a seven-month term from the date of issuance, were exercisable beginning six months from the date of issuance and were exercisable at an exercise price of $1.00 per share of Common Stock. During the first quarter of 2010, all of The Series I Warrants were exercised for $2.5 million. The Series II Warrants have a five-year term from the date of issuance, are exercisable beginning six months from the date of issuance and are exercisable at an exercise price of $1.00 per share of Common Stock. During the first quarter of 2010, 43,266 warrants were exercised for $43,266.

The sale of the Units was made pursuant to Subscription Agreements, dated July 23, 2009, with each of the investors. The net proceeds to the Company from the sale of the Units, after deducting for the Placement Agent’s fees and offering expenses, were approximately $2.9 million. As of June 30, 2010, the remaining Series II Warrants outstanding of 692,256 issued to the investors have been classified as equity. The transaction date fair value of the Series II Warrants of $0.6 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 2.69%, expected volatility — 90%, expected dividend yield — 0%, and a remaining contractual life of 5.00 years.
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
During 2010, the Company sold 1,563,208 shares of its common stock to Kingsbridge under the CEFF, in consideration of aggregate proceeds of $3.1 million. Since inception to June 30, 2010, the Company sold an aggregate of 2,818,232 shares of its common stock to Kingsbridge under the terms of the CEFF in consideration of an aggregate of $4.1 million.
In connection with an amendment to the CEFF dated November 24, 2009, the Company issued an amended and restated warrant to Kingsbridge to purchase 175,000 shares of its common stock at an exercise price of $1.40 per share, (from an original exercise price of $7.17) which represents 175% of the closing bid price of the Company’s common stock on the date prior to the date on which the Amendment was signed. The warrant amends and restates the original warrant issued by the Company to Kingsbridge in connection with the CEFF. No other changes were made to the original warrant. As a result of the change in exercise price, the Company recorded an expense of approximately $44,000 during the fourth quarter of 2009. The warrant is exercisable, subject to certain exceptions, until December 12, 2012. During the first quarter of 2010, Kingsbridge exercised its warrant to purchase 75,000 shares of common stock for approximately $0.1 million.
As of June 30, 2010, the balance of the outstanding warrants issued to Kingsbridge has been classified as equity. The transaction date fair value of the warrant of $0.6 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 3.605%, expected volatility — 70%, expected dividend yield — 0%, and a remaining contractual life of 5.5 years.
Common Stock Warrants
In connection with the Company’s February 16, 2007 Registered Direct Offering the Company issued to investors warrants to purchase 1,062,412 shares of common stock. The warrants issued to the investors are being accounted for as a liability. At the date of the transaction, the fair value of the warrants of $6.8 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 4.58%, expected volatility - 85%, expected dividend yield — 0%, and a remaining contractual life of 6.88 years. The value of the warrant shares is being marked to market each reporting period as a derivative gain or loss on the consolidated statement of operations until exercised or expiration. At December 31, 2009 and June 30, 2010, the fair value of the warrants determined utilizing the Black-Scholes option pricing model was approximately $0.3 million and $0.9 million, respectively. The fair value at June 30, 2010 reflects the increase in the Company’s common stock price of $1.72 per share at June 30, 2010 as compared to the common stock price of $1.04 per share at December 31, 2009. For the three months ended June 30, 2010, the Company recognized the change in the value of warrants of approximately $0.3 million, as a gain on the consolidated statement of operations as compared to a $0.3 million loss for the three months ended June 30, 2009. For the six months ended June 30, 2009 and 2010, the Company recognized the change in the value of warrants of approximately $0.3 million and $0.5 million, respectively, as a loss on the consolidated statement of operations.

The following table summarizes information about warrants outstanding at June 30, 2010:

			Weighted
	Expiration	Common Shares	Average
Issued in Connection With	Date	Issuable	Exercise Price
March 2006 stock issuance	2013	2,571,429	7.00
February 2007 stock issuance	2014	1,062,412	8.44
December 2007 CEFF	2013	100,000	1.40
July 2009 Series II stock issuance	2014	692,256	1.00
January 2010 stock Issuance	2015	712,500	3.26
January 2010 stock Issuance	2015	705,000	2.85

Total		5,843,597	$5.50

Exercise of Stock Options
There were no stock option exercises during the six months ended June 30, 2009. During the six months ended June 30, 2010, there were 124,277 stock option exercises totaling approximately $0.1 million.
9. RECENT ACCOUNTING PRONOUNCEMENTS
In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17, “Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force” (“ASU 2010-17”). The amendments in ASU No. 2010-17 deal with research and development contracts that are tied to completing a phase of a study or achieving a specific result in a research project. The objective of ASU No. 2010-17 is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Prior to issuance of ASU No. 2010-17, authoritative guidance on the use of the milestone method did not exist. An entity’s decision to use the milestone method of revenue recognition over other proportional revenue recognition methods is a policy decision made by the entity. Use of the milestone method will require certain disclosures. The guidance provided by ASU No. 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted, with certain restrictions. The Company does not expect the adoption of this new ASU to have a material impact on its consolidated financial statements.
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
10. SUBSEQUENT EVENTS
On July 16, 2010, the Board of Directors of Cyclacel resolved, pursuant to the Certificate of Designations, not to declare the quarterly cash dividend on the Company’s Preferred Stock, with respect to the second quarter of 2010 that would otherwise have been payable on August 1, 2010. . As the Company has not paid an aggregate amount equal to six quarterly dividends on the Preferred Stock, the size of the Company’s Board has been increased by two members and the holders of the Preferred Stock, voting separately as a class, are entitled to vote to fill the two vacancies created thereby until the Company pays all accrued but unpaid dividends, at which time such right is terminated. The Company has received a request from a holder of at least 10% of the issued and outstanding Preferred Stock that the Company call a special meeting of the holders of Preferred Stock for the election of directors to fill the two vacancies.

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
Clinical programs
Our clinical development priorities are focused on sapacitabine in the following indications:
•	Acute myeloid leukemia, or AML in the elderly;
•	Myelodysplastic syndromes, or MDS; and
•	Non-small cell lung cancer or NSCLC.
The planning, execution and results of our clinical programs are significant factors that can affect our operating and financial results. In our sapacitabine clinical program we:
•
continue to work with U.S. Food and Drug Administration, or FDA, in their review of the Special Protocol Assessment, or SPA, for a randomized Phase 3 study of sapacitabine in elderly patients with AML;

•
reported in June 2010, at the American Society of Clinical Oncology, or ASCO, meeting interim response data for the ongoing Phase 2 clinical trial of sapacitabine in older patients with MDS. The study has recently completed enrollment of 61 patients aged 60 or older with MDS who were previously treated with azacitidine or decitabine or both. In this three-arm study Arms B & C enrolled 20 patients each while Arm A enrolled 21 patients across the same three dosing schedules of sapacitabine (Arms A, B and C) tested in the AML stratum of the study. All patients have received at least one hypomethylating agent and 15 patients (25%) have received two hypomethylating agents, i.e., azacitidine and decitabine. Approximately 51% of the 61 patients had baseline bone marrow blast counts above 10%. Based on interim data, the overall response rate is 24% on Arm A, the 7-day low dose schedule, 35% on Arm B, the 7-day high dose schedule, and 10% on Arm C, the 3-day high dose schedule. Two patients achieved complete remission and both were treated on Arm A. Thirty-day mortality from all-causes is 4.8% on Arm A, 0% on Arm B and 15% on Arm C. Approximately 34% of the patients received 4 or more cycles of sapacitabine; and

•	announced in June 2010 that FDA, granted orphan drug designation to our sapacitabine product candidate for the treatment of both AML and MDS.
We have additional clinical programs in development which are currently pending availability of clinical data. Once data become available and are reviewed, we will determine the feasibility of pursuing further development and/or partnering these assets, including sapacitabine in combination with seliciclib, seliciclib in NSCLC and nasopharyngeal cancer or NPC and CYC116.
Our pipeline and expertise in cell cycle biology
Our core area of expertise is in cell cycle biology and we focus primarily on the development of orally available anticancer agents that target the cell cycle with the aim of slowing the progression or shrinking the size of tumors, and enhancing the quality of life and improving survival rates of cancer patients. We are generating several families of anticancer drugs that act on the cell cycle including nucleoside analogues, cyclin dependent kinase or CDK inhibitors and Aurora kinase/Vascular Endothelial Growth Factor Receptor 2 or AK/VEGFR2 inhibitors. Although a number of pharmaceutical and biotechnology companies are currently attempting to develop nucleoside analogues, CDK inhibitor and AK inhibitor drugs, we believe that our drug candidates are differentiated in that they are orally available and interact with unique target profiles and mechanisms. For example we believe that our sapacitabine is the only orally available nucleoside analogue presently being tested in Phase 2 trials in AML and MDS and seliciclib is the most advanced orally available CDK inhibitor in Phase 2 trials. Although our resources are primarily directed towards advancing our anticancer drug candidate sapacitabine through in-house development activities we are also progressing, but with lower levels of investment than in previous years, our other novel drug series, which are at earlier stages. As a consequence of our focus on sapacitabine clinical development and related cost reduction program, research and development expenditures for the three months ended June 30, 2010 were reduced by $1.4 million, or 52%, to $1.3 million compared to $2.7 million for the three months ended June 30, 2009.
We have retained rights to commercialize our clinical development candidates and our business strategy is to enter into selective partnership arrangements with these programs.
Commercial products
We market directly in the United States Xclair® Cream for radiation dermatitis and Numoisyn® Liquid and Numoisyn® Lozenges for xerostomia. All three products are approved in the United States under FDA 510 (k) or medical device registrations. As described below under “Results of Operations,” during the three months ended June 30, 2009 and 2010, we recognized product revenue totaling $0.2 million and approximately $19,000, respectively. For the six months ended June 30, 2009 and 2010, we recognized revenue totaling $0.5 million and $0.3 million, respectively.
General
Our corporate headquarters is located in Berkeley Heights, New Jersey, with a research facility located in the United Kingdom.
From our inception in 1996 through June 30, 2010, we have devoted substantially all our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of June 30, 2010, our accumulated deficit during the development stage was approximately $275.3 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and preclinical drug candidates. Our operating expenses comprise research and development expenses and selling and general and administrative expenses.
To date, we have not generated significant product revenue but have financed our operations and internal growth through private placements, licensing revenue, interest on investments, government grants and research and development tax credits. Prior to October 2007, our revenue consisted of collaboration and grant revenue. Beginning in 2008, we recognized revenue from sales of commercial products, for the first time, following the ALIGN acquisition in October 2007. We have recognized revenues from inception through June 30, 2010 totaling approximately $8.8 million of which approximately $2.0 million is derived from product sales, approximately $3.1 million from fees under collaborative agreements and approximately $3.7 million of grant revenue from various government grant awards.

Recent Developments
During April 2010, we issued upon settlement an aggregate of 1,416,203 shares of our common stock to several of our stockholders in exchange for such stockholders’ delivery to us of an aggregate of 710,271 shares of our Preferred Stock. These transactions settled by April 23, 2010, after which time, a total of 1,213,142 shares of Preferred Stock remain outstanding. Each stockholder approached the Company with the proposed exchange transaction and the terms of the exchange were determined by arms-length negotiation between the parties. The preferred shareholders received approximately 1.1 million additional shares of common stock than what they would have been entitled to receive under the stated rate of exchange of one preferred share to 0.42553 of common share. The value of the additional shares issued has been considered a deemed dividend and reflected in the computation of earnings per share for the three and six-month periods ended June 30, 2010.
On April 27, 2010, we were served with a complaint filed by Celgene Corporation in the United States District Court for the District of Delaware seeking a Declaratory Judgment that four of our own patents, claiming the use of romidepsin injection in T-cell lymphomas, are invalid and not infringed by Celgene’s products. The four patents cited in the complaint do not involve our clinical development candidates or our commercial products. On June 17, 2010, we filed our Answer and Counterclaims to the declaratory judgment complaint. We have filed counterclaims charging Celgene with infringement of each of our four patents and seeking damages for Celgene’s infringement as well as injunctive relief. The four patents directly involve the use and administration of Celgene’s ISTODAX® (romidepsin for injection) product. Given that our answer and counterclaims were only recently filed, the Company has not made an assessment at this time as to whether an adverse result would be probable, reasonably possible or remote. Any potential impact on the Company’s financial position, results of operations or cash flows is not at this time expected to be material in view of the fact that the inventions of the patents are not utilized in the Company’s products. Accordingly, an adverse result is expected to have only a minimal impact, if any, on the Company’s financial position, results of operations or cash flows. Cyclacel intends to vigorously defend the validity of these patents and enforce its patent rights.
On May 17, 2010, we filed an amendment to our Form 10-K for the year ended December 31, 2009 in order to restate our annual consolidated financial statement for the period ended as of and for December 31, 2009 (the “Financial Statements”) to correct an error in the computation of the net loss per share and in the presentation of preferred dividends in our consolidated statements of cash flows. Although we had accrued for the unpaid dividends in its Financial Statements, we did not include the accrued amount when calculating basic and diluted loss per common share for the year ended December 31, 2009. As a result, the net loss per common share was revised from $0.88 per share, to $0.94 per share. For the three months ended June 30, 2009, the net loss per common share was revised from $0.34 per share to $0.36 per share. For the six months ended June 30, 2009, the net loss per common share was revised from $0.59 per share to $0.62 per share. The restatement had no effect on net cash flows, the reported net loss or the consolidated balance sheet. We also determined that the Financial Statements should not be relied upon and filed a Current Report on Form 8-K under item 4.02-Non-reliance on previously issued financial statements on May 13, 2010. On May 19, 2010, we filed Amendment No. 2 to our Annual Report on Form 10-K/A, pursuant to which we corrected the date of the report issued by our independent registered public accounting firm from May 14, 2010 to May 17, 2010, as such date appears in items 8 and 9T of such filing.
Subsequent Events
On July 16, 2010, the Board of Directors of Cyclacel resolved, pursuant to the Certificate of Designations, not to declare the quarterly cash dividend on our Preferred Stock, with respect to the second quarter of 2010 that would otherwise have been payable on August 1, 2010. As we have not paid an aggregate amount equal to six quarterly dividends on the Preferred Stock, the size of the our Board has been increased by two members and the holders of the Preferred Stock, voting separately as a class, are entitled to vote to fill the two vacancies created thereby until we pay all accrued but unpaid dividends, at which time such right is terminated. We have received a request from a holder of at least 10% of the issued and outstanding Preferred Stock that we call a special meeting of the holders of Preferred Stock for the election of directors to fill the two vacancies. To date, approximately $1.0 million of dividends remain accrued and unpaid.
Results of Operations
The results of operations for the three and six months ended June 30, 2009 and 2010 and balance sheet data as at December 31, 2009 and June 30, 2010 reflect the operations of us and our subsidiaries.

Three Months Ended June 30, 2009 and 2010
Revenues
The following table summarizes the components of our revenues for the three months ended June 30, 2009 and 2010:

	Three months ended June 30,
	2009	2010	Difference	Difference
		($000s)		%
Collaboration and research and development revenue	—	100	100	100
Product revenue	249	19	(230)	(92)
Grant revenue	17	—	(17)	(100)

Total revenue	266	119	(147)	(55)

Collaboration and research and development revenue in 2010 is derived from an agreement with a pharmaceutical company under which we provide one of our compounds for evaluation in the field of eye care.
Product revenue is derived from the sale of Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges. During the three months ended June 30, 2009 and 2010, product sales were approximately $0.2 million and approximately $19,000, respectively. The decrease in product revenue in the second quarter of 2010 was due to a higher than anticipated amount of product returns, approximating $0.2 million, related to expiring product with a two-year shelf-life previously sold into the marketplace.
Grant revenue is recognized as we incur and pay for qualifying costs and services under the applicable grant. Grant revenue is primarily derived from various United Kingdom government grant awards. There was no grant revenue during the three months ending June 30, 2010 due to our programs not qualifying for these grant awards.
The future
We expect the ALIGN sales trend to approximate the first quarter 2010 levels during the remainder of the year. From the first quarter of 2010 our supplier has increased the product shelf-life to three-years to assist in the management of the product supply chain. We do not expect that grant revenue will increase as we focus our expenditure on the advancement of sapacitabine, which is currently waiting to advance into a Phase 3 clinical trial, and away from grant qualifying research expenditure.
Cost of goods sold

	Three months ended June 30,
	2009	2010	Difference	Difference
		($000s)		%
Cost of goods sold	192	92	100	(52)

Total cost of sales represented 77% of product revenue for the three months ended June 30, 2009. For the three months ended June 30, 2010, costs of sales exceeded product revenue due to product returns.
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
•	clinical trial and regulatory-related costs;
•	payroll and personnel-related expenses, including consultants and contract research;

•	preclinical studies and laboratory supplies and materials;
•	technology license costs; and
•	rent and facility expenses for our laboratories.
The following table provides information with respect to our research and development expenditure for the three months ended June 30, 2009 and 2010:

	Three months ended June 30,
	2009	2010	Difference	Difference
		($000s)		%
Sapacitabine	1,585	1,186	(399)	(25)
Seliciclib	(164)	72	236	(144)
CYC116	9	—	(9)	(100)
Other research and development costs	1,253	64	(1,189)	(95)

Total research and development expenses	2,683	1,322	(1,361)	(51)

Total research and development expenses represented 49% and 29% of our operating expenses for the three months ended June 30, 2009 and 2010, respectively.
Research and development expenditure decreased by $1.4 million from $2.7 million for the three months ended June 30, 2009 to $1.3 million for the three months ended June 30, 2010. The reduction in costs of $1.4 million is primarily associated with the cost containment measures implemented in 2008 and 2009 which reduced headcount and focused resources on sapacitabine. Sapacitabine costs decreased by $0.4 million from $1.6 million for the three months ended June, 30, 2009 to $1.2 million for the three months ended June 30, 2010 as Phase 2 trials completed recruitment. For the three months ended June 30, 2010, $72,000 of costs incurred within the seliciclib program, relating primarily to study close out fees. During the three months to June 30, 2009, there was a net credit for the seliciclib program due to the reversal of accruals related to clinical trial costs of the APPRAISE trial. There were no costs incurred against the CYC116 program for the three months ended June 30, 2010 as this program has been placed on hold until more data is available. Other research and development costs were reduced by approximately $1.2 million from $1.3 million for the three months ended June 30, 2009 to $64,000 for three months ended June 30, 2010 due to the cost containment measures implemented in 2009.
The future
Following our reduction of expenditure in 2008 and 2009 in our non-core research and development programs, we have concentrated our resources on the development of sapacitabine in three indications. We anticipate that overall research and development expenditures in 2010 will be lower or similar to 2009 levels. We are in negotiation with the FDA for an SPA for a randomized Phase 3 registration study for sapacitabine in elderly patients with AML. We expect to begin a pivotal Phase 3 trial in that indication in 2010. Phase 3 clinical trials are time-consuming and expensive, and because we have limited resources, we may be required to collaborate with a third party or raise additional funds. However, there is no assurance that we will be able to do so.
Selling, general and administrative expenses
Selling, general and administrative expenses include costs for sales and marketing and administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the selling, general and administrative expenses for the three months ended June 30, 2009 and 2010:

	Three months ended June 30,
	2009	2010	Difference	Difference
		($000s)		%
Total selling, general and administrative expenses	2,285	3,091	806	35

Total selling, general and administration expenses represented 41% and 69% of our operating expenses for the three months ended June 30, 2009 and 2010, respectively.

Our selling, general and administrative expenditure increased by $0.8 million to $3.1 million for the three months ended June 30, 2010 from $2.3 million for the three months ended June 30, 2009. The increase of $0.8 million in expenses was primarily attributable to an increase in professional and consultancy fees of $0.5 million and legal cost of $0.2 million.
The future
We expect our selling, general and administrative expenditures in 2010 to remain at approximately the same levels for the balance of 2010.
Other income (expense)
The following table summarizes other income (expense) for the three months ended June 30, 2009 and 2010:

	Three months ended June 30,
	2009	2010	Difference	Difference
		($000s)		%
Payment under guarantee	(1,652)	—	1,652	100
Change in valuation of warrants	(288)	273	561	195
Foreign exchange losses	(111)	(49)	62	56
Interest income	46	8	(38)	(83)
Interest expense	(13)	(9)	4	31

Total other income (expense)	(2,018)	223	2,241	(111)

Total other income and expense, net, increased by approximately $2.2 million to net income of $0.2 million for the three months ended June 30, 2010 from a net expense of $2.0 million for the three months ended June 30, 2009. The most significant impact was from the payment under guarantee to Scottish Enterprise, or SE, during the 3 months to June 30, 2009 and the change in the valuation of the warrant liability due to the significant increase in the company’s share price as noted below.
The payment under guarantee which relates to SE during the second quarter of 2009 was a settlement of a liability which we incurred as a result of the headcount reductions in the Dundee facility which took place in that period. No liability arose during the three months ended June 30, 2010.
The change in valuation of warrants relates to the issue of warrants to purchase shares of our common stock under the registered direct financing completed in February 2007. The warrants issued to the investors meet the requirements of and are being accounted for as a liability. The value of the warrants is being marked to market each reporting period as a derivative gain or loss until exercised or expiration. For the three months ended June 30, 2009 the change in the value of warrants was a loss of $0.3 million versus a gain of $0.3 million for the three months ended June 30, 2010.
For the three months ended June 30, 2009 there were foreign exchange charges of approximately $0.1 million recorded as compared a loss of approximately $49,000 for the three months ended June 30, 2010 on the consolidated statement of operations within the separate line item foreign exchange gains/(losses), within other income (expense).
Interest income decreased by approximately $38,000 from $46,000 for the three months to June 30, 2009 to $8,000 for the three months to June 30, 2010. This is a direct result from lower annualized returns from money market investments, following the reduction in interest rates.
Interest expense decreased by $4,000 from approximately $13,000 for the three months ended June 30, 2009 to $9,000 for the three months ended June 30, 2010. This reduction was due to the settlement during 2009 of license payments which were accruing interest expense and accretion costs on restructuring charges in respect of the lease of the Bothell facility.
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
The following table summarizes research and development tax credits for the three months ended June 30, 2009 and 2010:

	Three months ended June 30,
	2009	2010	Difference	Difference
		($000s)		%
Total income tax benefit	233	230	(3)	(1)

Research and development tax credits recoverable remained at $0.2 million for each of the three months ended June 30, 2009 and 2010. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year, but restricted to payroll taxes paid by us in the United Kingdom in that same year.
The future
We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so. However, as a result of the reduction in employee numbers the amount of payroll taxes payable in future periods will be lower than in previous periods, restricting available research and development tax credits to that lower amount.
Six Months Ended June 30, 2009 and 2010
Revenues
The following table summarizes the components of our revenues for the six months ended June 30, 2009 and 2010:

	Six months ended June 30,
	2009	2010	Difference	Difference
		($000s)		%
Collaboration and research and development revenue	—	100	100	100
Product revenue	465	273	(192)	(41)
Grant revenue	29	16	(13)	(45)

Total revenue	494	389	(105)	(21)

Collaboration and research and development revenue in 2010 is derived from an agreement with a pharmaceutical company under which we provide one of our compounds for evaluation in the field of eye care.
Grant revenue is recognized as we incur and pay for qualifying costs and services under the applicable grant. Grant revenue is primarily derived from various United Kingdom government grant awards.
Product revenue is derived from the sale of Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges. During the six months ended June 30, 2009 and 2010, we recorded sales of $0.5 million and $0.3 million, respectively. The decrease in product revenue in the second quarter of 2010 was due to a higher than anticipated amount of product returns approximating $0.2 million, related to expiring product with a two-year shelf-life previously sold into the marketplace. From the first quarter of 2010 our supplier has increased the product shelf-life to three-years to assist in the management of the product supply chain.

Cost of goods sold

	Six months ended June 30,
	2009	2010	Difference	Difference
	($000s)%
Cost of goods sold	308	234	(74)	(24)

Total cost of sales represented 66% and 86% of product revenue for the six months ended June 30, 2009 and 2010, respectively. The increase in the cost of sales as a percentage of revenue in 2010 was due the lower product revenues as discussed above under Revenues for the three-months ended June 30, 2010.
Research and development expenses
The following table provides information with respect to our research and development expenditure for the six months ended June 30, 2009 and 2010:

	Six months ended June 30,
	2009	2010	Difference	Difference
		($000s)		%
Sapacitabine	3,451	2,803	(648)	(19)
Seliciclib	103	133	30	29
CYC116	130	17	(113)	(87)
Other research and development costs	2,096	544	(1,552)	(74)

Total research and development expenses	5,780	3,497	(2,283)	(39)

Total research and development expenses represented 53% and 38% of our operating expenses for the six months ended June 30, 2009 and 2010, respectively.
Research and development expenditures decreased by $2.3 million from $5.8 million for the six months ended June 30, 2009 to $3.5 million for the six months ended June 30, 2010. Of the $2.3 million reduction in costs, $1.5 million is associated with the cost containment measures implemented 2009 which reduced headcount and focused resources on sapacitabine. Sapacitabine costs reduced by $0.7 million from $3.5 million for the three months ended June 30, 2009 to $2.8 million for the six months ending June 30, 2010. This was primarily due to cost of manufacturing in 2009 not required in 2010. The CYC116 program expenditures were lower by $0.1 million during the six months ended June 30, 2010 as compared to the same period in 2009 as this program is not currently being progressed.
Selling, general and administrative expenses
Selling, general and administrative expenses include costs for sales and marketing and administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the selling, general and administrative expenses for the six months ended June 30, 2009 and 2010:

	Six months ended June 30,
	2009	2010	Difference	Difference
		($000s)		%
Total selling, general and administrative expenses	4,515	5,491	976	22

Total selling, general and administration expenses represented 41% and 60% of our operating expenses for each of the six months ended June 30, 2009 and 2010, respectively.

Our selling, general and administrative expenditure increased by $1.0 million to $5.5 million for the six months ended June 30, 2010 from $4.5 million for the six months ended June 30, 2009. The increase of $1.0 million in expenses was primarily attributable to an increase in professional and consultancy costs.
Restructuring charge
As of June 30, 2010, the restructuring liability associated with exiting the Bothell facility was $0.5 million accounting for the estimated fair value of the remaining lease payments, net of estimated sub-lease income. The restructuring liability is subject to a variety of assumptions and estimates. We review these assumptions and estimates on a quarterly basis and will adjust the accrual if necessary. There was no change in the estimate for the six months ended June 30, 2010.
For the six months ended June 30, 2010, we recorded accretion expense associated with the Bothell restructuring lease of $0.1 million on the consolidated statement of operations as interest expense. A further $10,000 of accretion expense will be recognized over the remaining life of the lease to December 2010.
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
Other income (expense)
Other income (expense) is comprised of the change in valuation of the derivative, change in value of liability classified warrants, interest income and interest expense. The following table summarizes the other income (expense) for the six months ended June 30, 2009 and 2010:

	Six months ended June 30,
	2009	2010	Difference	Difference
		($000s)		%
Payment under guarantee	(1,652)	—	1,652	100
Change in valuation of warrants	(296)	(516)	220	74
Foreign exchange gains/(losses)	(248)	(38)	(210)	(85)
Interest income	92	17	(75)	(82)
Interest expense	(120)	(33)	(87)	(73)

Total other income (expense)	(2,224)	(570)	1,654	74

The payment under guarantee is payable to SE as a result of a reduction in the Company’s research operations.
The change in valuation of warrants relates to the issue of warrants to purchase shares of our common stock under the registered direct financing completed in February 2007. The warrants issued to the investors meet the requirements of and are being accounted for as a liability in accordance with ASC 815. The value of the warrants is being marked to market each reporting period as a derivative gain or loss until exercised or expiration. For the six months ended June 30, 2009 and 2010, we recognized the change in the value of warrants of approximately $0.3 million and $0.5 million, respectively as an expense within other income (expense) on the condensed consolidated statement of operations.
Interest income decreased by approximately $75,000 from $92,000 for the six months ended June 30, 2009 to approximately $17,000 million for the six months ended June 30, 2010. The decrease is primarily attributable to lower average balances of cash and cash equivalents and short-term investments in 2010 as compared to 2009.
Interest expense decreased by approximately $87,000 from $0.1 million for the six months ended June 30, 2009 to approximately $33,000 for the six months ended June 30, 2009. In May 2009, we paid our note payable to Sinclair earlier than the contractual terms resulting in only five months of interest. In May 2010, we paid the remaining note payable to Sinclair.

Income tax benefit
Credit is taken for research and development tax credits, which are claimed from HMRC, in respect of qualifying research and development costs incurred.
The following table summarizes research and development tax credits for the six months ended June 30, 2009 and 2010:

	Six months ended June 30,
	2009	2010	Difference	Difference
		($000s)		%
Total income tax benefit	591	363	(228)	(39)

Research and development tax credits recoverable decreased by $0.2 million from $0.6 million for the six months ended June 30, 2009 to $0.4 million for the six months ended June 30, 2010. The decrease was a reflection of decreased income taxes available for recovery as a consequence of the lower eligible research and development payroll expenses in 2010.
Liquidity and Capital Resources
The following is a summary of our key liquidity measures at December 31, 2009 and June 30, 2010:

	December 31,	June 30,	$	%
	2009	2010	Difference	Difference
	($000s)
Cash and cash equivalents	$11,493	19,543	8,050	70
Current assets	13,369	21,507	8,138	61
Current liabilities	9,822	8,155	(1,667)	(17)

Working capital	3,547	13,352	9,805	276

At June 30, 2010, we had cash and cash equivalents of $19.5 million as compared to $11.5 million at December 31, 2009. The increased balance at June 30, 2010 was primarily due to the completion of two registered direct offerings in January 2010 for net proceeds of approximately $11.9 million, the issuing of 1.6 million common shares for approximately $3.1 million as part of the Kingsbridge CEFF drawdown and the exercise of warrants totaling $2.6 million during the two quarters of 2010. Since our inception, we have not generated any significant revenue and have relied primarily on the proceeds from sales of equity and preferred securities to finance our operations and internal growth. Additional funding has come through interest on investments, licensing revenue, government grants and research and development tax credits. We have incurred significant losses since our inception. As of June 30, 2010, we had an accumulated deficit of $234.2 million. We believe that existing funds together with cash generated from operations and recent financing activities are sufficient to satisfy our planned working capital, capital expenditures, debt service and other financial commitments for at least the next twelve months. Current business and capital market risks could have a detrimental affect on the availability of sources of funding and our ability to access them in the future which may delay or impede our progress of advancing our drugs currently in the clinic to approval by the FDA for commercialization.
Cash provided by (used in) operating, investing and financing activities
Cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2009 and 2010, is summarized as follows:

	Six months ended June 30,
	2009	2010
	($000s)
Net cash used in operating activities	(10,438)	(9,776)
Net cash provided by investing activities	1,505	27
Net cash (used in) provided by financing activities	(307)	17,855

Operating activities
Net cash used in operating activities was $10.4 million and $9.8 million for the six months ended June 30, 2009 and 2010, respectively. Net cash used in operating activities during the six months ended June 30, 2010 of $9.8 million resulted from our net loss of $9.0 million, adjusted for material non-cash activities comprising amortization of investment premiums (discounts), change in valuation of liability-classified warrants, depreciation and amortization and non-cash stock based compensation expense, amounting to $1.5 million and a net increase in working capital of $2.3 million due to a decrease in prepaid expenses combined with a decrease in accounts payable and other current liabilities.
Investing activities
Net cash provided by investing activities for the six months ended June 30, 2009 and 2010 was $1.5 million and $27,000, respectively.
Financing activities
For the six months ended June 30, 2010, net cash provided by financing activities was $17.9 million. We completed two registered direct offerings in January 2010 for net proceeds of approximately $11.9 million, drew down from the Kingsbridge CEFF totaling approximately $3.1 million and had investors exercising warrants totaling $2.7 million.
Operating Capital and Capital Expenditure Requirements
We expect to continue to incur substantial operating losses in the future. While we have generated modest product revenues from ALIGN product sales from October 2007 through June 30, 2010, we cannot guarantee that we will generate any significant product revenues until a product candidate has been approved by the FDA or similar regulatory agencies in other countries and successfully commercialized.
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
Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. Although we are not reliant on institutional credit finance and therefore not subject to debt covenant compliance requirements or potential withdrawal of credit by banks, the current economic climate has also impacted the availability of funds and activity in equity markets. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or make changes to our operating plan similar to the revision made in September 2008 and June 2009. In addition, we may have to partner one or more of our product candidate programs at an earlier stage of development, which would lower the economic value of those programs to us.

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

Such value is recognized as an expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. In the second quarter of 2010, we adjusted forfeiture rates on certain awards granted in December 2006 from 8% to 0%, reflecting the increased likelihood that these remaining awards will vest in their entirety. During the quarter ended March 31, 2009, we revised the forfeiture rates because actual forfeiture rates were higher than that previously estimated primarily due to the lapsing of stock option grants on the termination of employees. The revision to past forfeiture estimates for the three months ended March 31, 2009 resulted in a reversal of stock-based compensation cost recognized in prior years with a consequent net gain of approximately $0.2 million on the consolidated statement of operations. During the second and third quarters of 2009, we reduced the scale of our operations, including a workforce reduction across all locations. As a result, we recorded an expense of approximately $0.4 million.
Warrants Liability
February 2007 Financing
ASC 815 requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no subsequent fair value adjustments are required. We review the classification of the contracts at each balance sheet date. Pursuant to ASC 815, since we are unable to control all the events or actions necessary to settle the warrants in registered shares the warrants have been recorded as a current liability at fair value. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statements of operations. For the three months ended June 30, 2010, we recognized the change in the value of warrants of approximately $0.3 million, as a gain on the consolidated statement of operations as compared to a $0.3 million loss for the three months ended June 30, 2009. For the six months ended June 30, 2009 and 2010, we recognized the change in the value of warrants of approximately $0.3 million and $0.5 million, respectively, as a loss on the consolidated statement of operations. Fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the warrants liability.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to fluctuations in foreign currency exchange rates, interest rates and investment credit ratings.
Investment and Interest Rate Risk
Financial instruments which potentially subject us to interest rate risk consist principally of cash and cash equivalents and short-term investments. At June 30, 2010, our cash and cash equivalents of $19.5 million are primarily invested in highly liquid money market accounts, and commercial paper, which had original maturities at the time of acquisition of 90 days or less. .
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Pursuant to our investment guidelines, all investments in commercial paper and corporate bonds of financial institutions and corporations are rated ‘A’ or better by both Moody’s and Standard and Poor’s, no one individual security shall have a maturity of greater than 18 months and investments in any one corporation is restricted to 5% of the total portfolio. To minimize our exposure to adverse shifts in interest rates, we invest in short-term instruments and at June 30, 2010 we held no investments with a maturity in excess of one year. Due to the short-term nature of our investments, portfolio diversification, and our investment policy we believe that our exposure to market interest rate fluctuations is minimal, liquidity is maintained and we do not have a material financial market risk exposure.
A hypothetical 10% change in short-term interest rates from those in effect at June 30, 2010 would not have a significant impact on our financial position or our expected results of operations, however we may continue to have risk exposure to our holdings in cash, money market accounts and cash equivalents, which may adversely impact the fair value of our holdings. As of June 30, 2010, there were no indicators of credit risk impact to the valuation of our cash, cash equivalents or short term investments. We do not currently hold any derivative financial instruments with interest rate risk.

Foreign Currency Risk
We are exposed to foreign currency rate fluctuations related to the operation of our subsidiary in the United Kingdom. At the end of each reporting period, income and expenses of the subsidiary are translated into United States dollars using the average currency rate in effect for the period and assets and liabilities are translated into United States dollars using the exchange rate in effect at the end of the period (or the historical rate for equity transactions).
In conjunction with the operational review conducted by us in September 2008, the nature of intercompany funding was considered. It was concluded that as repayment of intercompany loans between our United States and United Kingdom operations is not expected in the foreseeable future, the nature of the funding advanced was of a long-term investment nature and that the terms of the loans should be amended to reflect this. Effective October 1, 2008, intercompany loans ceased to be repayable on demand and have no fixed repayment date. As a result of the change in repayment terms, from October 1, 2008 all unrealized foreign exchange gains or losses arising on intercompany loans are recognized in other comprehensive income. This accounting will potentially result in significant volatility in our consolidated shareholders’ equity.
We currently do not engage in foreign currency hedging. We enter into certain transactions denominated in foreign currencies in respect of underlying operations and, therefore, we are subject to currency exchange risks. During the six months ended June 30, 2009 and 2010, we realized losses of $0.2 million and gains of approximately $38,000 on such transactions, respectively. Other differences on foreign currency translation arising on consolidation of $4.0 million are also recorded as a movement in other comprehensive income.
Common Stock Price Risk
In February 2007, we issued common stock and warrants. Pursuant to ASC 840, we recorded the fair value of the warrants as a current liability. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the condensed consolidated statements of operations. For the three months ended June 30, 2010, we recognized the change in the value of warrants of approximately $0.3 million, as a gain on the consolidated statement of operations as compared to a $0.3 million loss for the three months ended June 30, 2009. For the six months ended June 30, 2009 and 2010, we recognized the change in the value of warrants of approximately $0.3 million and $0.5 million, respectively, as a loss on the consolidated statement of operations. Fair value of the derivative instruments will be affected by estimates of various factors that may affect the respective instrument, including our stock price, the risk free rate of return and expected volatility in the fair value of our stock price. As the fair value of this derivative may fluctuate significantly from period to period, the resulting change in valuation may have a significant impact on our results of operations.
In December 2007 and amended in November 2009, we entered into a CEFF with Kingsbridge, in which Kingsbridge committed to provide us up to $60 million of capital during the next three years. We may access capital under the CEFF in tranches, with each tranche being issued and priced over an eight-day pricing period. Kingsbridge will purchase shares of common stock pursuant to the CEFF at discounts ranging from 10% to 20% depending on the average market price of the common stock during the eight-day pricing period, provided that the minimum acceptable purchase price for any shares to be issued to Kingsbridge during the eight-day period is determined by the higher of $0.40 or 85% of our common stock closing price the day before the commencement of each draw down. The lower the price per share of our common stock will result in a higher discount given to Kingsbridge each draw down resulting in less proceeds to us. Since inception through June 30, 2010, we sold an aggregate of 2,818,232 shares of our common stock to Kingsbridge under the terms of the CEFF in consideration of an aggregate of $4.1 million in funds received by us.
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of June 30, 2010, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls described in Amendments No. 1 and 2 to our Annual Report on Form 10-K filed on March 29, 2010, filed on May 17, 2010 and May 19, 2010, respectively, in the section captioned “Item 9T — Controls and Procedures — Management’s Annual Report on Internal Control Over Financial Reporting” that remain present.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than those described below.
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

PART II. Other Information
Item 1. Legal proceedings
On April 27, 2010, we were served with a complaint filed by Celgene Corporation in the United States District Court for the District of Delaware seeking a declaratory judgment that four of our own patents, claiming the use of romidepsin injection in T-cell lymphomas, are invalid and not infringed by Celgene’s products, but directly involve the use and administration of Celgene’s ISTODAX® (romidepsin for injection) product. On June 17, 2010, we filed our answer and counterclaims to the declaratory judgment complaint. We have filed counterclaims charging Celgene with infringement of each of our four patents and seeking damages for Celgene’s infringement as well as injunctive relief. The four patents directly involve the use and administration of Celgene’s ISTODAX® (romidepsin for injection) product.
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
We are at an early stage of development as a company and have a limited operating history on which to evaluate our business and prospects. While we have earned modest product revenues from the ALIGN business acquired in October 2007, since beginning operations in 1996, we have not generated any product revenues from our product candidates currently in development. We cannot guarantee that any of our product candidates currently in development will ever become marketable products and we do not anticipate material revenues from the ALIGN products in the foreseeable future. We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy for their intended uses before the FDA, and other regulatory authorities in the United States, the European Union and elsewhere. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or other regulatory authorities for premarket approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. Sapacitabine and seliciclib, our most advanced drug candidates for the treatment of cancer, are currently our only drug candidates in Phase 2 clinical trials. A combination trial of sapacitabine and seliciclib and CYC116 are currently in a Phase 1 clinical trial. We have been in ongoing dialogue with the FDA regarding our special protocol assessment, or SPA, request for randomized, registration directed, Phase 3 study of sapacitabine in elderly patients with acute myeloid leukemia, or AML. While the FDA has accepted our proposed primary endpoint of overall survival and key design components as being eligible for SPA, there is no assurance that our process with the FDA will reach a successful conclusion. If it does not, we will have to revise several of our corporate plans. We cannot be certain that the clinical development of these or any other drug candidates in preclinical testing or clinical development will be successful, that we will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Our commercial revenues from our product candidates currently in development, if any, will be derived from sales of drugs that will not become marketable for several years, if at all.
We have a history of operating losses and we may never become profitable. Our stock is a highly speculative investment.
We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of June 30, 2010, our accumulated deficit was $234.2 million. Our net loss for each of the three months ended June 30, 2009 and 2010 was $7.0 million and $3.9 million. Our net loss for each of the six months ended June 30, 2009 and 2010 was $12.1 million and $9.0 million. Our net loss applicable to common shareholders from inception through June 30, 2010 was $275.3 million. Our drug candidates are in the mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years, as we continue our research and development of our drug candidates, seek regulatory approvals, commercialize any approved drugs and market and promote the ALIGN products: Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.
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
Should we sell shares to Kingsbridge under the CEFF, or issue shares in lieu of a blackout payment, it will have a dilutive effective on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. If we draw down under the CEFF, we will issue shares to Kingsbridge at a discount of up to 20% from the volume weighted average price of our common stock. If we draw down amounts under the CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price. During December 2009 and January 2010, we sold an aggregate of 1,583,626 shares of our common stock to Kingsbridge under the terms of the CEFF in consideration of an aggregate of $1.3 million in funds drawn down from the CEFF by us. During March 2010, we sold another 1,234,606 shares of our common stock to Kingsbridge in consideration of an aggregate of $2.8 million in funds drawn down from the CEFF by us. Any additional sales of shares of our common stock to Kingsbridge under the CEFF will result in further dilution to our stockholders.

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
It is necessary that our and our distribution partners’ products, including Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges achieve and maintain market acceptance. If our drug candidates are approved by the FDA or by another regulatory authority, the resulting drugs, if any, may not gain market acceptance among physicians, healthcare providers and payors, patients and the medical community. The degree of market acceptance of any of our approved drugs or devices will depend on a variety of factors, including:
•	timing of market introduction, number and clinical profile of competitive drugs;
•	our ability to provide acceptable evidence of safety and efficacy;
•	relative convenience and ease of administration;
•	cost-effectiveness;
•	availability of coverage, reimbursement and adequate payment from health maintenance organizations and other third party payors;
•	prevalence and severity of adverse side effects; and
•	other potential advantages over alternative treatment methods.
•	If our drugs fail to achieve market acceptance, we may not be able to generate significant revenue and our business would suffer.
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
If we fail to enforce adequately or defend our intellectual property rights’ our business may be harmed.
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

Even if patents are issued regarding our drug candidates or methods of using them, those patents can be challenged by our competitors who may argue such patents are invalid and/or unenforceable. On April 27, 2010, we were served with a complaint filed by Celgene Corporation in the United States District Court for the District of Delaware seeking a declaratory judgment that four of our owned patents, claiming the use of romidepsin injection in T-cell lymphomas, are not infringed by Celgene’s products and are invalid. The four patents cited in the complaint do not involve our clinical development candidates or commercial products. On June 17, 2010, Cyclacel filed its answer and counterclaims to the declaratory judgment complaint. Cyclacel has filed counterclaims charging Celgene with infringement of each of its four patents and seeking damages for Celgene’s infringement as well as injunctive relief. The four patents directly involve the use and administration of Celgene’s ISTODAX® (romidepsin for injection) product.
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
We restated our financial statements and filed an amendment to our Annual Report of Form 10-K as and for the year ended December 31, 2009, in which we reported a material weakness in our internal control over financial reporting for the year then ended, specifically related to the operational failure of the controls in place to ensure the correct computation of net loss per share and presentation of preferred stock dividends in the consolidated statement of cash flows. If we fail to maintain our internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors may lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

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
In addition, in the event a third party seeks to acquire our company or acquire control of our company by way of a merger, but the terms of such offer do not provide for our preferred stock to remain outstanding or be converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to our preferred stock, the terms of the Certificate of Designation of our preferred stock provide for an adjustment to the conversion ratio of our preferred stock such that, depending on the terms of any such transaction, preferred stockholders may be entitled, by their terms, to receive up to $10.00 per share in common stock, causing our common stockholders not to receive as favorable a price as the price at which such shares may be trading at the time of any such transaction. As of August 13, 2010, there were 1,213,142 shares of our preferred stock issued and outstanding. If the transaction were one in which proceeds were received by the Company for distribution to shareholders, and the terms of the Certificate of Designation governing the preferred stock were strictly complied with, approximately $13 million would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time. Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.
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

We have not declared quarterly dividends on our 6% Convertible Exchangeable Preferred Stock for a total of six quarterly dividend periods. As a result, the holders of our Preferred Stock are entitled to additional rights with respect to the management of the Company.
Dividends have not been paid on the preferred stock for six quarters. As a result, the holders of the preferred stock are now entitled to vote to fill two new board positions. A holder of preferred stock who holds at least 10% of the issued and outstanding shares of preferred stock has requested that the Company call a special meeting of the preferred stockholders to elect two directors to fill such vacancies. Once elected, the directors elected by the preferred stockholders will have the ability to participate in the management of the Company until all such dividends have been paid in full.
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
The market prices of the securities of biotechnology companies, particularly companies like us without product revenues and earnings, have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the performance of particular companies. In the past, companies that experience volatility in the market price of their securities have often faced securities class action litigation. Moreover, market prices for stocks of biotechnology-related and technology companies frequently reach levels that bear no relationship to the performance of these companies. These market prices generally are not sustainable and are highly volatile. Whether or not meritorious, litigation brought against us could result in substantial costs, divert our management’s attention and resources and harm our financial condition and results of operations. In addition, due to our stock price from time to time, we may not continue to qualify for continued listing on the NASDAQ Global Market. Please see the risk factor entitled, “Our common stock may have a volatile public trading price.”
The future sale of our common and preferred stock and future issuances of our common stock upon conversion of our preferred stock, could negatively affect our stock price.
If our common or preferred stockholders sell substantial amounts of our stock in the public market, or the market perceives that such sales may occur, the market price of our common and preferred stock could fall. Thus if holders of preferred stock elect to convert their shares to shares of common stock at renegotiated prices, and the holders of our preferred stock have elected to so convert into common stock, such conversion as well as the sale of substantial amounts of our common or preferred stock, could cause dilution to existing holders of our common stock, thereby also negatively affecting the price of our common stock.

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
We may be unable to accurately estimate demand and monitor wholesaler or retailer inventory of Xclair® Cream, Numoisyn® Liquid or Numoisyn® Lozenges. Although we attempt to monitor wholesaler or retailer inventory of Xclair® Cream, Numoisyn® Liquid or Numoisyn® Lozenges, we also rely on third party information, which is inherently uncertain and may not be accurate, to assist us in monitoring estimated inventory levels. Inaccurate estimates of the demand and inventory levels of the product may cause our revenues to fluctuate significantly from quarter to quarter and may cause our operating results for a particular quarter to be below expectations.
Inventory levels of Xclair® Cream, Numoisyn® Liquid or Numoisyn® Lozenges held by wholesalers or retailers can also cause our operating results to fluctuate unexpectedly. For the six months ended June 30, 2009 and 2010, approximately 78% and 83%, respectively, of our product sales in the United States were to three wholesalers, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen. Inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to wholesalers do not match end user demand. We have entered into inventory management agreements with these U.S. wholesalers under which they provide us with data regarding inventory levels at these wholesalers. However, these wholesalers may not be completely effective in matching inventory levels to end user demand, as they make estimates to determine end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations, for which we have no inventory management agreements and have no control in respect to their buying patterns. Also, the non-retail sector in the United States, which includes government institutions and large health maintenance organizations, tends to be less consistent in terms of buying patterns, and often causes quarter-over-quarter fluctuations in inventory and ordering patterns. We attempt to monitor inventory of Xclair®, Numoisyn® Liquid or Numoisyn® Lozenges in the United States through the use of internal sales forecasts and the expiration dates of product shipped, among other factors.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On April 19, 2010, Cyclacel issued upon settlement, an aggregate of 1,416,203 shares of its common stock to several of its stockholders in exchange for such stockholders’ delivery to the Company of an aggregate of 710,271 shares of the Company’s Preferred Stock. The shares of Common Stock were issued in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended, for securities exchanged by an issuer and an existing security holder stockholder where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange. These transactions settled on or before April 23, 2010, after which time, a total of 1,213,142 shares of Preferred Stock remain outstanding.
Item 3. Defaults upon Senior Securities.
On January 7, 2010, March 29, 2010 and July 16, 2010, our board of directors resolved to not declare the quarterly cash dividend on the Company’s Preferred Stock scheduled for February 1, 2010, May 1, 2010 and August 1, 2010. The aggregate amount of dividends that would have been paid is $0.9 million with respect to such periods, and the total aggregate amount of dividends that are accrued but not paid is $1.0 million.
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

CYCLACEL PHARMACEUTICALS, INC.
Date: August 13, 2010	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and Executive Vice President, Finance