Form 10-Q
period 2010-09-30
Cyclacel Pharmaceuticals, Inc.
filed 2010-11-12
CIK 1130166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
As of November 11, 2010 there were 46,560,844 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In $000s, except share amounts)

	December 31,	September 30,
	2009	2010
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	11,493	18,482
Inventory	145	144
Prepaid expenses and other current assets	1,731	1,057

Total current assets	13,369	19,683
Property, plant and equipment (net)	901	512
Deposits and other assets	196	196

Total assets	14,466	20,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,709	1,340
Accrued liabilities and other current liabilities	6,709	5,641
Warrant liability	342	785
Other accrued restructuring charges	1,062	199

Total current liabilities	9,822	7,965
Total liabilities	9,822	7,965

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2009 and September 30, 2010; 2,046,813 and 1,213,142 shares issued and outstanding at December 31, 2009 and September 30, 2010, respectively. Aggregate preference in liquidation of $21,696,218 and $13,344,562 at December 31, 2009 and September 30, 2010, respectively	2	2
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2009 and September 30, 2010; 25,743,363 and 38,235,991 shares issued and outstanding at December 31, 2009 and September 30, 2010, respectively	26	37
Additional paid-in capital	226,881	250,466
Accumulated other comprehensive income	20	(30)
Deficit accumulated during the development stage	(222,285)	(238,049)

Total stockholders’ equity	4,644	12,426

Total liabilities and stockholders’ equity	14,466	20,391

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In $000s, except share and per share amounts)
(Unaudited)

					Period from
					August 13,
					1996
	Three Months Ended		Nine Months Ended		(inception) to
	September 30,		September 30,		September 30,
	2009	2010	2009	2010	2010
	(Restated)		(Restated)		(Restated)
Revenues:
Collaboration and research and development revenue	—	—	—	100	3,100
Product revenue	223	159	688	432	2,180
Grant revenue	7	—	36	16	3,652

Total revenue	230	159	724	548	8,932

Operating expenses:
Cost of goods sold	163	76	472	310	1,284
Research and development	1,394	1,469	7,174	4,968	175,145
Selling, general and administrative	2,188	2,612	6,703	8,103	79,949
Goodwill and intangibles impairment	—	—	—	—	7,934
Restructuring expenses	—	—	366	—	2,634

Total operating expenses	3,745	4,157	14,715	13,381	266,946

Operating loss	(3,515)	(3,998)	(13,991)	(12,833)	(258,014)
Other income (expense):
Costs associated with aborted 2004 IPO	—	—	—	—	(3,550)
Payment under guarantee	—	—	(1,652)	—	(1,652)
Change in valuation of derivative	—	—	—	—	(308)
Change in valuation of warrants	101	73	(195)	(443)	5,921
Foreign exchange gains/(losses)	119	(25)	(129)	(63)	(4,252)
Interest income	7	7	94	24	13,667
Interest expense	(41)	(7)	(156)	(40)	(4,674)

Total other income (expense)	186	48	(2,038)	(522)	5,152

Loss before taxes	(3,329)	(3,950)	(16,029)	(13,355)	(252,862)
Income tax benefit	205	143	796	506	17,728

Net loss	(3,124)	(3,807)	(15,233)	(12,849)	(235,134)
Dividends on preferred ordinary shares	—	—	—	—	(38,123)
Deemed dividend on convertible exchangeable preferred shares	—	—	—	(2,915)	(2,915)
Dividend on convertible exchangeable preferred shares	(307)	(182)	(921)	(585)	(3,347)

Net loss applicable to common shareholders	(3,431)	(3,989)	(16,154)	(16,349)	(279,519)

Net loss per share – Basic and diluted	$(0.15)	$(0.11)	$(0.76)	$(0.47)

Weighted average common shares outstanding	23,172,259	37,030,436	21,356,206	35,125,522

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $000s)
(Unaudited)

			Period from
			August 13, 1996
	Nine Months Ended		(inception) to
	September 30,		September 30,
	2009	2010	2010
	(Restated)		(Restated)
Cash flows from operating activities:
Net loss	(15,233)	(12,849)	(235,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest on notes payable, net of amortization of debt premium	2	—	100
Amortization of investment premiums, net	20	—	(2,297)
Change in valuation of derivative	—	—	308
Change in valuation of warrants	195	443	(5,965)
Warrant re-pricing	—	—	44
Depreciation and amortization	501	351	12,208
Amortization of intangible assets	—	—	886
Fixed asset impairment	—	—	221
Goodwill and intangibles impairment	151	—	7,934
Unrealized foreign exchange loss	—	—	7,747
Deferred revenue	—	—	(98)
Compensation for warrants issued to non employees	—	—	1,215
Shares issued for IP rights	—	—	446
(Gain) loss on disposal of property, plant and equipment	10	(12)	100
Stock based compensation	525	1,390	17,785
Provision for restructuring	—	—	1,779
Amortization of issuance costs of Preferred Ordinary “C” shares	—	—	2,517
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,500	675	(73)
Accounts payable and other current liabilities	(289)	(2,300)	(5,123)

Net cash used in operating activities	(12,618)	(12,302)	(195,400)

Investing activities:
Purchase of ALIGN	—	—	(3,763)
Purchase of property, plant and equipment	(13)	(8)	(8,831)
Proceeds from sale of property, plant and equipment	13	35	152
Purchase of short-term investments	—	—	(156,657)
Redemptions of short-term investments, net of maturities	1,502	—	162,729

Net cash provided by (used in) investing activities	1,502	27	(6,370)

Financing activities:
Payment of capital lease obligations	—	—	(3,719)
Proceeds from issuance of ordinary and preferred ordinary shares, net of issuance costs	—	—	90,858
Proceeds from issuance of common stock and warrants, net of issuance costs	2,867	16,572	96,400
Net proceeds from stock options and warrants exercised	—	2,710	2,880
Payment of preferred stock dividend	(307)	—	(1,534)

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $000s)
(Unaudited)

			Period from
			August 13, 1996
	Nine Months Ended		(inception) to
	September 30,		September 30,
	2009	2010	2010
	(Restated)		(Restated)
Repayment of government loan	—	—	(455)
Government loan received	—	—	414
Loan received from Cyclacel Group Plc	—	—	9,103
Proceeds of committable loan notes issued from shareholders	—	—	8,883
Loans received from shareholders	—	—	1,645
Cash and cash equivalents assumed on stock purchase	—	—	17,915
Costs associated with stock purchase	—	—	(1,951)

Net cash provided by financing activities	2,560	19,282	220,439

Effect of exchange rate changes on cash and cash equivalents	(1,231)	(18)	(187)

Net (decrease) increase in cash and cash equivalents	(9,787)	6,989	18,482
Cash and cash equivalents at beginning of period	24,220	11,493	—

Cash and cash equivalents at end of period	14,433	18,482	18,482

Supplemental disclosure of cash flows information:
Cash received during the period for:
Interest	62	14	11,718
Taxes	1,527	1,067	17,507
Cash paid during the period for:
Interest	(75)	(155)	(1,914)
Schedule of non-cash transactions:
Acquisitions of equipment purchased through capital leases	—	—	3,470
Issuance of Ordinary shares in connection with license agreements	—	—	592
Issuance of Ordinary shares on conversion of bridging loan	—	—	1,638
Issuance of Preferred Ordinary “C” shares on conversion of secured convertible loan notes and accrued interest	—	—	8,893
Issuance of Ordinary shares in lieu of cash bonus	—	—	164
Issuance of other long term payable on ALIGN acquisition	—	—	1,122
Dividends accrued but not paid on convertible exchangeable preferred shares	614	585	1,813
Deemed dividend on conversion of exchangeable preferred shares (1)	—	2,915	2,915

(1)
Certain dividends that previously had been accrued but unpaid were forfeited by the preferred stockholders upon their voluntary conversion of the convertible exchangeable preferred shares into shares of common stock in March and April 2010. As a result, the accrual for previous unpaid dividends was reversed in 2010. However, the preferred stockholders received additional shares of common stock issued to them upon conversion as compared to what they would have been entitled to receive under the stated rate of exchange of one preferred share to 0.42553 shares of common stock, which has been reflected as a deemed dividend in the condensed consolidated financial statements. See Note 8, “Stockholders’ Equity-Preferred Stock” for further details.

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Cyclacel Pharmaceuticals, Inc. (“Cyclacel” or the “Company”) is a development-stage biopharmaceutical company dedicated to the development and commercialization of novel, mechanism-targeted drugs to treat human cancers and other serious diseases. Cyclacel’s strategy is to build a diversified biopharmaceutical business focused in hematology and oncology based on a portfolio of commercial products and a development pipeline of novel drug candidates.
Clinical Programs
Cyclacel’s clinical development priorities are focused on sapacitabine in the following indications:
•	Acute myeloid leukemia, or AML in the elderly;
•	Myelodysplastic syndromes, or MDS; and
•	Non-small cell lung cancer or NSCLC.
On September 13, 2010, the Company announced that it reached agreement with the U.S. Food and Drug Administration, or FDA, regarding a Special Protocol Assessment, or SPA, called SEAMLESS, on the design of a pivotal Phase 3 trial for the Company’s sapacitabine oral capsules as a front-line treatment in elderly patients aged 70 years or older with newly diagnosed AML who are not candidates for intensive induction chemotherapy. SEAMLESS is a registration-directed, randomized clinical trial of sapacitabine oral capsules to be conducted under the SPA and will be a randomized study against an active control drug with the primary objective of demonstrating an improvement in overall survival.
In June 2010, at the American Society of Clinical Oncology, or ASCO, meeting the Company reported interim response data for the ongoing Phase 2 clinical trial of sapacitabine in older patients with MDS. The study has recently completed enrollment of patients aged 60 or older with MDS who were previously treated with azacitidine or decitabine or both.
In June 2010, the Company announced that the FDA, granted orphan drug designation to the Company’s sapacitabine product candidate for the treatment of both AML and MDS.
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

The condensed consolidated balance sheets as of September 30, 2010, the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009, and related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheets as of December 31, 2009 is derived from the audited consolidated financial statements included in the 2009 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. or the SEC. The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the condensed consolidated balance sheets as of September 30, 2010, the results of operations for the three and nine months ended September 30, 2010 and 2009 and the consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 have been made. The interim results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any other year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K/A filed with the SEC on May 17, 2010 and subsequently amended again on May 19, 2010. The Form 10-K/A was filed to restate the Company’s previously issued consolidated financial statements for the years ended December 31, 2009, 2008 and 2007. The restatement was filed for the purpose of correcting the Company’s net loss per share calculation and disclosures in the consolidated statements of cash flows related to the payment of preferred dividends. The restatement is described below.
Throughout 2007, 2008 and 2009, the Company had outstanding 2,046,813 shares of 6% Convertible Exchangeable Preferred Stock, or the Preferred Stock. The holders of the Preferred Stock are entitled to receive, when, as and if declared, a cash dividend at the annual rate of 6% of the liquidation preference of the Preferred Stock, which dividend is payable quarterly on the first day of February, May, August and November. Until April 6, 2009, the Company declared and paid these dividends. However, as part of the Company’s operating plan to reduce expenditure, on April 6, 2009, June 22, 2009, October 19, 2009, January 7, 2010, March 29, 2010 and July 16, 2010 the Company’s board of directors resolved not to declare payment of the cash dividend, which unpaid dividends are accrued.
Although the Company accrued for the unpaid dividends in its consolidated financial statements, it did not include the accrued amount when calculating basic and diluted loss per share of common stock for the year ended December 31, 2009. Similar errors occurred in 2007 and 2008 in the net loss per share disclosure.
The following tables set forth the effects of the restatement relating to net loss per share on affected line items within the Company’s previously reported Consolidated Statements of Operations for the three and nine months ended September 30, 2009. The restatement has no effect on net cash flows, the reported net loss or the consolidated balance sheet in each of the periods.
Effect on Consolidated Statements of Operations:

	For the three months	For the nine months
	ended September 30,	ended September 30,
	2009	2009
	($000s except for per share amounts)
Net loss as reported	(3,124)	(15,233)
Restatement changes:
Less: preferred dividends	(307)	(921)

Net loss attributable to common shareholders	(3,431)	(16,154)
Weighted-average shares outstanding during the period	23,172,259	21,356,206
Loss per share (basic and diluted) as reported	(0.13)	(0.71)
Restatement changes	(0.02)	(0.05)

Basic and diluted, as restated	(0.15)	(0.76)

Cash flows disclosures:
There were errors related to the presentation and disclosure of the Company’s Preferred Stock dividends in the statement of cash flows in 2007 through and including 2009. In 2009, the Preferred Stock dividend of $307,000 paid on February 1, 2009 was disclosed incorrectly in the statement of cash flows within Net cash used in operating activities and should have been disclosed within Financing activities. Other disclosure errors were related to the terms of the make-whole dividend payment feature of the Company’s Preferred Stock. This make-whole dividend payment feature was considered to be an embedded derivative and was recorded on the balance sheet at fair value as a current liability. As a consequence of this feature, which expired in November 2007, amounts paid with respect to the period of the make-whole provision should be disclosed in Net cash used in operating activities rather than financing activities. Additionally, in the Supplemental cash flow information; Schedule of non-cash items, the Company disclosed accrued dividends on Preferred Stock for 2007 through and including 2009. All of the errors described above have been corrected in the consolidated statements of cash flows. These errors had no effect on the net cash flows or any impact on the consolidated balance sheet or consolidated statement of operations.

Subsequent Developments
The Certificate of Designations governing the Company’s Preferred Stock provides that if the Company fails to pay dividends on its Preferred Stock for six quarterly periods, holders of Preferred Stock are entitled to nominate and elect two directors to the Company’s board of directors. This right accrued to the Preferred Stockholders as of August 2, 2010. On October 4, 2010, the Company held a special meeting of the holders of its Preferred Stock for the purpose of electing two directors to the Company’s Board of Directors.
The meeting was adjourned to Monday, November 1, 2010, because a quorum of the holders of the Company’s Preferred Stock was not present in person or represented by proxy to transact business at the meeting. The adjournment was approved by a vote of 324,678 shares of Preferred Stock, with no shares voted against the adjournment, thus constituting approval by more than the majority of the holders of the Preferred Stock represented in person or by proxy at the meeting and entitled to vote on the adjournment.
The previously adjourned meeting was held on November 1, 2010, at 1:00 p.m. A quorum was not reached at the November 1, 2010 meeting either, with 505,773 shares of Preferred Stock present in person and by proxy at the meeting, representing only 41.69% of the issued and outstanding shares of the Company’s Preferred Stock. The meeting was not further adjourned.
On October 4, 2010, the Company entered into a purchase agreement with certain institutional investors pursuant to which it sold an aggregate of 8,323,190 of its units, at a per unit price of $1.82625, for total gross proceeds of approximately $15.2 million. Each unit consisted of (i) one share of the Company’s common stock and (ii) 0.5 of a warrant, each whole warrant representing the right to acquire one share of common stock at an exercise price of $1.92 per share, subject to adjustment, for a period of five years from the date of issuance. In addition, pursuant to the terms of that purchase agreement, the Company granted to each investor the non-transferable option to purchase up to a total of 4,161,595 additional units at a per unit price of $1.67, such option being exercisable at any time up to nine months from the closing date, or July 6, 2011. The transaction closed on October 7, 2010.
The Company has decided not to declare the quarterly cash dividend on the Preferred Stock with respect to the third quarter of 2010 that would have otherwise been payable on November 1, 2010.
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

Trade Accounts Receivable and Allowance for Doubtful Accounts
The allowance for doubtful accounts is based on aging categories and historical collection experience, taking into consideration the type of payer, historical and projected collection experience, and current economic and business conditions that could affect the collectability of the Company’s receivables. The allowance for doubtful accounts is reviewed at a minimum, on a quarterly basis. Changes in the allowance for doubtful accounts are recorded as an adjustment to bad debt expense within general and administrative expenses. Material revisions to reserve estimates may result from adverse changes in collection experience. The Company writes off accounts against the allowance for doubtful accounts when reasonable collection efforts have been unsuccessful and it is probable the receivable will not be recovered.
Inventory
Cyclacel values inventories at the lower of cost or market. The Company determines cost using the first-in, first-out method. As December 31, 2009 and September 30, 2010, all inventories were classified as finished goods. The Company analyzes its inventory levels to identify inventory that may expire prior to sale, inventory that has a cost basis in excess of its estimated realizable value, or inventory in excess of expected sales requirements. The determination of whether or not inventory costs will be realizable requires estimates by the Company’s management. A critical input in this determination is future expected inventory requirements, based on internal sales forecasts. The Company then compares these requirements to the expiry dates of inventory on hand. To the extent that inventory is expected to expire prior to being sold, the Company will write down the value of inventory. Expired inventory is disposed of and the related costs are written off. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required in future periods.
Revenue Recognition
Product sales
The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed and determinable; and collectability is reasonably assured.
The Company offers a general right of return on these product sales, and has considered the guidance in ASC 605-15 “Revenue Recognition — Products” (“ASC 605-15”) and ASC 605 — 10 “Revenue Recognition — Overall” (“ASC 605-10”). Under these guidelines, the Company accounts for all product sales using the “sell-through” method. Under the sell-through method, revenue is not recognized upon shipment of product to distributors. Instead, the Company records deferred revenue at gross invoice sales price and deferred cost of sales at the cost at which those goods were held in inventory. The Company recognizes revenue when such inventory is sold through to the end user. To estimate product sold through to end users, the Company relies on third-party information, including information obtained from the Company’s distributor customers with respect to their inventory levels and sell-through to customers. For the nine months ended September 30, 2010, the Company recorded $0.2 million of product returns due to a higher than anticipated amount of returns related to expiring product with a two-year shelf-life previously sold into the marketplace. From the first quarter of 2010, the Company’s supplier has increased the product shelf-life on certain of the products to three years to assist in the management of the product supply chain.
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
Warrants Liability
The Company issued warrants to purchase shares of common stock under the registered direct financings completed in February 2007. These warrants are being accounted for as a liability in accordance with ASC 815 “Derivatives and Hedging” (“ASC 815”). ASC 815 requires freestanding contracts that are settled in the Company’s own stock, including common stock warrants, to be classified as an equity instrument, asset or liability. Under the provisions of ASC 815, an instrument classified as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract instrument designated as an equity instrument must be included within equity, and no subsequent fair value adjustments are required. The Company reviews the classification of its warrants at each balance sheet date. With respect to warrants issued in February 2007, the Company has classified those instruments as a liability pursuant to ASC 815, since the Company is unable to control all the events or actions necessary to settle the warrants in registered shares. The fair value of this liability is estimated using an option-pricing model, which includes variables such as the expected volatility of the Company’s share price, interest rates, and expected dividend yields. These variables are projected based on historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the warrants liability.

At the date of the transaction in February 2007, the fair value of the warrants of $6.8 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 4.68%, expected volatility — 85%, expected dividend yield — 0%, and a remaining contractual life of 7 years. The value of the warrant shares is being marked to market each reporting period as a derivative gain or loss on the consolidated statement of operations until exercised or expiration. At December 31, 2009, the fair value of the warrants was $0.3 million (utilizing the following assumptions: risk free interest rate — 2.13%, expected volatility — 96%, expected dividend yield - 0%, and a remaining contractual life of 4.13 years). At September 30, 2010, the fair value of the warrants was approximately $0.8 million (utilizing the following assumptions: risk free interest rate — 0.64%, expected volatility — 112%, expected dividend yield — 0%, and a remaining contractual life of 3.38 years). The Company recognized the change in the value of warrants of approximately $0.1 million, as a gain on the consolidated statement of operations for each of the three months ended September 30, 2009 and 2010. For the nine months ended September 30, 2009 and 2010, the Company recognized the change in the value of warrants of approximately $0.2 million and $0.4 million, respectively, as a loss on the consolidated statement of operations.
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
Stock-based Compensation
The Company grants stock options, restricted stock units and restricted stock to officers, employees and directors under the Amended and Restated 2006 Equity Incentive Plan (“2006 Plan”), which was approved on March 16, 2006 and subsequently amended. The Company also has outstanding options under various stock-based compensation plans for employees and directors. These plans are described more fully in Note 6 “Stock-Based Compensation”. The Company accounts for these plans under ASC 718 “Compensation — Stock Compensation” (“ASC 718”).
ASC 718 requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the requisite service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The determination of grant-date fair value for stock option awards is estimated using an option-pricing model, which includes variables such as the expected volatility of the Company’s share price, the anticipated exercise behavior of the Company’s employees, interest rates and dividend yields. These variables are projected based on historical data, experience and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. The value of stock-based awards is recognized as expense over the service period, net of estimated forfeitures, using the straight-line attribution method. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from the Company’s current estimates.
Segments
The Company has determined its reportable segments in accordance with ASC 280 “Segment Reporting” (“ASC 280”). After consideration of its business activities and geographic area, the Company has concluded that it has one operating segment being the discovery, development and commercialization of novel, mechanism-targeted drugs to treat cancer and other serious disorders, with development operations in two geographic areas, namely the United States and the United Kingdom.

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

	September 30,	September 30,
	2009	2010
Stock options	3,538,933	3,129,177
Restricted stock and restricted stock units	141,700	67,700
Convertible preferred stock	870,980	516,228
Common stock warrants	7,044,363	5,843,597

Total shares excluded from calculation	11,595,976	9,556,702

Comprehensive Income (Loss)
In accordance with ASC 220 “Comprehensive Income” (“ASC 220”) all components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on these items.

					Period from
					August 13,
					1996
	For the three months		For the nine months		(inception) to
	ended September 30,		ended September 30,		September 30,
	2009	2010	2009	2010	2010
	($000s)		($000s)		($000s)
Net loss	(3,124)	(3,807)	(15,233)	(12,849)	(235,134)
Other Comprehensive income/(loss)	(113)	(72)	47	(50)	(30)

Comprehensive loss	(3,237)	(3,879)	(15,186)	(12,899)	(235,164)

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
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value. The Company determined that it has not made any Level 1 or 3 measurements as of December 31, 2009 or September 30, 2010. The following financial assets and liabilities, which are reported at fair value on a recurring basis, have been valued using Level 2 inputs:

	December 31,	September 30,
	2009	2010
	($000s)
Warrants	342	785

The Company used the Black-Scholes option-pricing model with the following assumptions to value the above warrants:

	December 31,	September 30,
	2009	2010
Exercise price	$8.44	$8.44
Expected term	4.13 Yrs	3.38 Yrs
Risk free interest rate	2.13%	0.64%
Expected volatility	96%	112%
Expected dividend yield over expected term	—	—
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	December 31,	September 30,
	2009	2010
	($000s)
Research and development tax credit receivable	1,096	524
Prepayments	456	323
Other current assets	179	210

Total prepaid expenses and other current assets	1,731	1,057

5. ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consisted of the following:

	December 31,	September 30,
	2009	2010
	($000s)
Accrued research and development	2,654	3,017
Accrued IP / Patent costs	283	205
Accrued compensation	136	70
Amount payable under license agreement (1)	651	—
Amount payable under guarantee (1)	796	—
Preferred dividend	1,228	1,213
Other current liabilities	961	1,136

	6,709	5,641

(1)	For more information please see Note 7 “Commitments and Contingencies.”
6. STOCK BASED COMPENSATION
Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three and nine months ended September 30, 2009 and 2010 as shown in the following table:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2010	2009	2010
	($000s)		($000s)
Research and development	68	116	121	281
General and administrative	289	488	404	1,109

Stock-based compensation costs before income taxes	357	604	525	1,390

At the Company’s annual stockholders on May 14, 2008, the stockholders approved to increase the number of shares reserved under the 2006 Plan to 5,200,000 shares of the Company’s common stock, up from 3,000,000 shares. The shares reserved under the 2006 Plan have a maximum maturity of 10 years and generally vest over a four-year period from the date of grant.

A summary of activity for the options under the Company’s 2006 Plan for the nine months ended September 30, 2010 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (years)	Value
				(in $000s)
Options outstanding at December 31, 2009	3,349,876	$4.21	7.76	698
Granted	192,000	$2.39
Exercised	(149,313)	$0.43
Expired	—
Cancelled / forfeited	(263,386)	$4.73

Options outstanding at September 30, 2010	3,129,177	$4.24	7.12	1,219

Unvested at September 30, 2010	961,609	$2.53	8.05	558

Vested and exercisable at September 30, 2010	2,167,568	$4.99	6.71	661

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
The Company used the Black-Scholes option-pricing model with the following assumptions for stock option grants to employees and directors for the nine months ended September 30, 2009 and 2010:

	For the nine months
	ended September 30,
	2009	2010
Expected term	0.75 – 5 Yrs	5 – 6Yrs
Risk free interest rate	0.325 – 1.84%	2.37 – 2.96%
Expected volatility	65 – 169%	90 – 100%
Expected dividend yield over expected term	—	—
Resulting weighted average grant fair value	$0.39	$1.80
The expected term assumption was estimated using past history of early exercise behavior and expectations about future behaviors. Due to the Company’s limited existence of being a public company, the expected volatility assumption has been based on the historical volatility of peer companies over the expected term of the option awards.
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
During the third quarter of 2010, the Company reduced various forfeiture rates on certain grants that will come fully vested in the next twelve months reflecting the increased probability that the options will become fully vested in their entirety resulting in additional one time charge of approximately $0.2 million. In the second quarter of 2010, the Company adjusted forfeiture rates on certain awards granted in December 2006 from 8% to 0%, reflecting the increased likelihood that these remaining awards will vest in their entirety. This change in assumption resulted in approximately $0.1 million of additional compensation cost recognized for the quarter ended June 30, 2010. During the quarter ended March 31, 2009, the Company revised the forfeiture rates because actual forfeiture rates were higher than that previously estimated primarily due to the lapsing of stock option grants on the termination of employees. The revision to past forfeiture estimates for the three months ended March 31, 2009 resulted in a reversal of stock-based compensation cost recognized in prior years with a consequent net gain of approximately $0.2 million on the consolidated statement of operations. During both quarters ended September and June 30, 2009 the Company revised the forfeiture rates because actual forfeiture rates were higher than that previously estimated primarily due to the lapsing of stock option grants on the termination of employees. For the nine months ended September 30, 2009, the Company recognized a net cumulative credit of approximately $0.5 million with respect to the revised forfeiture rates. In connection with the reduction in workforce during the second quarter of 2009, the Company agreed to extend the option exercise term for terminated employees from 30 days to 9 months. In accordance with ASC 718, the Company recorded a charge of $0.3 million during the second quarter of 2009 related to this modification.

The weighted average risk-free interest rate represents interest rate for treasury constant maturities published by the Federal Reserve Board. If the term of available treasury constant maturity instruments is not equal to the expected term of an employee option, Cyclacel uses the weighted average of the two Federal Reserve securities closest to the expected term of the employee option.
There were no exercises of stock options during the nine months ended September 30, 2009. During the nine months ended September 30, 2010, there were 149,313 stock options exercised for proceeds totaling approximately $0.1 million. As the Company presently has tax loss carry forwards from prior periods and expects to incur tax losses in 2010, the Company is not able to benefit from the deduction for exercised stock options in the current reporting period.
Cash used to settle equity instruments granted under share-based payment arrangements amounted to $0 during all periods presented.
Restricted Stock
In November 2008, the Company issued restricted common stock to an employee subject to certain forfeiture provisions. Specifically, one quarter of the award vests one year from the date of grant and 1/48 of the award effectively vests each month thereafter. This restricted stock grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. Summarized information for restricted stock grants for the nine months ended September 30, 2010 is as follows:

		Weighted Average Grant
	Restricted Stock	Date Value Per Share
Non-vested at December 31, 2009	36,458	$0.44
Vested	(9,378)	$0.44

Non-vested at September 30, 2010	27,080	$0.44

Restricted Stock Units
Restricted stock units were issued to senior executives of the Company in November 2008, which entitle the holders to receive a specified number of shares of the Company’s common stock over the four year vesting term. A restricted stock unit grant is accounted for at fair value at the date of grant which is equivalent to the market price of a share of the Company’s common stock, and an expense is recognized during the vesting term. Summarized information for restricted stock units grants for the nine months ended September 30, 2010 is as follows:

		Weighted Average Grant
	Restricted Stock Units	Date Value Per Share
Non-vested at December 31, 2009	54,687	$0.44
Vested	(14,067)	$0.44

Non-vested at September 30, 2010	40,620	$0.44

7. COMMITMENTS AND CONTINGENCIES
Restructuring
In 2005, the Company recorded an accrued restructuring liability associated with abandoning the facility in Bothell, Washington. The lease term on this space expires December 2010. The Bothell restructuring liability was computed as the present value of the difference between the remaining lease payments due less the estimate of net sublease income and expenses. The accrual balance was adjusted in 2006 to reflect a change in estimate due to continued deterioration in the local real estate market. As of September 30, 2010, the Bothell accrued restructuring liability was $0.2 million. This represents the Company’s best estimate of the fair value of the liability. Subsequent changes in the liability due to accretion, or changes in estimates of sublease assumptions, etc. will be recognized as adjustments to restructuring charges in future periods.
The Company records payments of rent related to the Bothell facility as a reduction in the amount of the accrued restructuring liability. Accretion expense is recognized due to the passage of time and is reflected in Selling, General and Administrative costs and Interest Expense on the condensed consolidated statement of operations. Based on the Company’s current projections of estimated sublease income and a discount rate of 7.8%, the Company expects to record additional accretion expense of approximately $2,000 over the remaining term of the lease.
The restructuring accrual at September 30, 2010 is as follows:

$000s
Restructuring provision at December 31, 2009	1,062
Accretion expense for the current period	40
Payments made in the period	(903)

As of September 30, 2010	199
Less: amounts due within one year	(199)
Other accrued restructuring charges — long term	—
Guarantee
On July 28, 2005 and as amended on March 27, 2006, Cyclacel Group plc (“Group”) signed a convertible Loan Note Instrument constituting convertible unsecured loan notes and entered into a Facility Agreement (“Agreement”) with Scottish Enterprise (“SE”), as lender, whereby SE subscribed for £5 million, or approximately $9 million at the time, of the convertible loan notes. The loan was subsequently converted into 1,231,527 preferred D shares of the Group in satisfaction of all amounts owed by Group under the convertible loan notes. The number of preferred D shares that SE received was calculated by dividing the principal amount outstanding under the loan note by £4.06. The preferred D shares were exchanged for shares in Xcyte Therapies, Inc. on March 27, 2006 as part of the transaction between Xcyte and Cyclacel Limited. However, SE retained the ability it had under the Agreement to receive a cash payment should the research operations in Scotland be significantly reduced. Cyclacel Limited guaranteed approximately £5 million, the amount potentially due to SE, which will be calculated as a maximum of £5 million less the market value of the shares held (or would have held in the event they dispose of any shares) by SE at the time of any significant reduction in research facilities.
On June 22, 2009, the Company amended the Agreement with SE (“the Agreement”), in order to allow the Company to implement a reduction of the Company’s research operations located in Scotland in exchange for the parties’ agreement to modify the payment terms of the Agreement in the principal amount of £5 million (approximately $7.9 million at September 30, 2010), which SE had previously entered into with the Company. The Agreement, provided for repayment of £5 million in the event the Company significantly reduced its Scottish research operations. Pursuant to the terms of the Amendment, in association with Cyclacel’s material reduction in staff at its Scottish research facility, the parties agreed to a modified payment of £1 million (approximately $1.7 million at June 22, 2009) payable in two equal tranches. On July 1, 2009 the first installment of £0.5 (approximately $0.8 million) million was paid and the remaining amount of £0.5 million (approximately $0.8 million) was paid on January 6, 2010. In addition, should a further reduction below current minimum staff levels be effectuated before July 2014 without SE’s prior consent, the Company will guarantee approximately £4 million, the amount potentially due to SE, which will be calculated as a maximum of £4 million less the market value of the shares held (or would have held in the event they dispose of any shares) by SE at the time of any further reduction in research facilities. This resulted in a charge to the income statement in the second quarter of 2009 of £1million ($1.7 million), with the outstanding liability being recorded under accrued liabilities on the condensed consolidated balance sheet as at December 31, 2009.

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
Purchase Obligations
The Company has a minimum purchase obligation in relation to the purchase of manufactured products within the ALIGN business equivalent to the value of product purchased in the previous year. For the year endeding December 31, 2010, the minimum purchase obligation has already been fulfilled.
Licensing Agreements
Cyclacel has entered into a number of licensing agreements that require the Company to make payments to the other party to the agreement upon the Company attaining certain milestones as defined in the agreements. The Company may be required to make future milestone payments, totaling approximately $11.3 million, depending upon the success and timing of future clinical trials and the attainment of other milestones as defined in the respective agreements. The Company is also obligated to make future royalty payments to collaborators. The Company cannot reasonably determine the amount and timing of such royalty payments, if any.
8. STOCKHOLDERS’ EQUITY
Preferred stock
As of September 30, 2010, there were 1,213,142 shares of Preferred Stock issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Since inception until April 6, 2009, the Company declared and paid these dividends when due. However, as part of the Company’s program to reduce expenditure the Company’s Board of Directors resolved not to declare payment of, but continue to accumulate, the cash dividend. Any dividends must be declared by the Company’s Board of Directors and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10 per share, plus accrued and unpaid dividends.
The Preferred Stock is convertible at the option of the holder at any time into the Company’s shares of common stock at a conversion rate of approximately 0.42553 shares of common stock for each share of Preferred Stock based on a price of $23.50. During the nine months ended September 30, 2010, 833,671 shares of Preferred Stock were converted into 1,655,599 shares of the Company’s common stock. Since inception through September 30, 2010, holders have voluntarily converted 1,776,858 shares of Preferred Stock into common stock. The Company has reserved 516,228 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at September 30, 2010. The shares of Preferred Stock have been retired and canceled and shall upon cancellation be restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors as shares of Preferred Stock of one or more series.
The Certificate of Designations governing the Preferred Stock provides that if the Company fails to pay dividends on its Preferred Stock for six quarterly periods, holders of Preferred Stock are entitled to nominate and elect two directors to the Company’s Board of Directors. This right accrued to the Preferred Stock Stockholders as of August 2, 2010. On October 4, 2010, the Company held a special meeting of the holders of its Preferred Stock for the purpose of electing two directors to the Company’s Board of Directors.
The meeting was adjourned to Monday, November 1, 2010, because a quorum of the holders of the Company’s Preferred Stock was not present in person or represented by proxy to transact business at the meeting. The adjournment was approved by a vote of 324,678 shares of Preferred Stock, with no shares voted against the adjournment, thus constituting approval by more than the majority of the holders of the Preferred Stock represented in person or by proxy at the meeting and entitled to vote on the adjournment. The previously adjourned meeting was held on November 1, 2010, at 1:00 p.m. A quorum was not reached at the November 1, 2010 meeting either, with 505,773 shares of Preferred Stock present in person and by proxy at the meeting, representing only 41.69% of the issued and outstanding shares of the Company’s Preferred Stock. The meeting was not further adjourned.

Conversion of Convertible Preferred Stock
During the nine months ended September 30, 2010, Cyclacel entered into an agreement to exchange the Company’s Preferred Stock into shares of common stock. There were no exchanges of the Company’s Preferred Stock into shares of common stock in the three months ended September 30, 2010 and 2009. The table below provides details of the aggregate activities in 2010:

For the nine months ended
September 30, 2010
Preferred shares exchanged	833,671

Common shares issued:
At stated convertible option	354,752
Incremental shares issued under the exchange transaction	1,300,847

Total common shares issued:	1,655,599

As the Preferred Stock stockholders received additional shares of common stock issued to them upon conversion as compared to what they would have been entitled to receive under the stated rate of exchange, the Company recorded the excess of (1) the fair value of all securities and other consideration transferred to the holders of the Preferred Stock and (2) the fair value of securities issuable pursuant to the original conversion terms as an increase in the net loss attributable to common shareholders. Specifically, the Company recorded deemed dividends related to the additional shares issued under the exchange transactions of approximately $0 and $2.9 million for the three and nine months ended September 30, 2010, respectively.
The Preferred Stock has no maturity date and no voting rights prior to conversion into common stock, except under limited circumstances.
Common Stock
January 2010 Registered Direct Financings
On January 25, 2010, the Company completed the sale of 2,350,000 units in a “registered direct” offering at a purchase price of $2.50 per unit to certain institutional investors of the Company for gross proceeds of approximately $5.9 million. Each unit consisted of one share of the Company’s common stock and one warrant to purchase 0.30 of one share of its common stock. The warrants have a five-year term from the date of issuance, are exercisable beginning six months from the date of issuance and will be exercisable at an exercise price of $2.85 per share of common stock. As of September 30, 2010, warrants issued to the investors have been classified as equity. The transaction date fair value of the warrants of $1.0 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate - 2.39%, expected volatility — 90%, expected dividend yield — 0%, and a remaining contractual life of 5.00 years. As of September 30, 2010, all the warrants are outstanding.
On January 13, 2010, the Company completed the sale of 2,850,000 units in a “registered direct” offering to certain institutional investors. Each unit was sold at a purchase price of $2.51 per unit and consists of one share of the Company’s common stock and one warrant to purchase 0.25 of one share of its common stock for gross proceeds of approximately $7.2 million. The warrants have a five-year term from the date of issuance, are exercisable beginning six months from the date of issuance and will be exercisable at an exercise price of $3.26 per share of common stock. As of September 30, 2010, warrants issued to the investors have been classified as equity. The transaction date fair value of the warrants of $1.3 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate - 2.55%, expected volatility — 90%, expected dividend yield — 0%, and a remaining contractual life of 5.00 years. As of September 30, 2010, all the warrants are outstanding.
July 2009 Registered Direct Financing
On July 29, 2009, the Company sold its securities to select institutional investors consisting of 4,000,000 units in a “registered direct” offering at a purchase price of $0.85 per unit (each, a “Unit”). Each Unit consisted of (i) one share of the Company’s common stock, (the “Common Stock”), (ii) one warrant to purchase 0.625 of one share of Common Stock (a “Series I Warrant”) and (iii) one warrant to purchase 0.1838805 of one share of Common Stock (a “Series II Warrant”). The Series I Warrants had a seven-month term from the date of issuance, were exercisable beginning six months from the date of issuance and were exercisable at an exercise price of $1.00 per share of Common Stock. During the first quarter of 2010, all of The Series I Warrants were exercised for $2.5 million. The Series II Warrants have a five-year term from the date of issuance, are exercisable beginning six months from the date of issuance and are exercisable at an exercise price of $1.00 per share of Common Stock. During the first quarter of 2010, 43,266 common shares were issued upon exercise of warrants with proceeds of $43,266.

The sale of the Units was made pursuant to Subscription Agreements, dated July 23, 2009, with each of the investors. The net proceeds to the Company from the sale of the Units, after deducting for the placement agent’s fees and offering expenses, were approximately $2.9 million. As of September 30, 2010, the remaining Series II Warrants outstanding exercisable into 692,256 of the Company’s shares of common stock have been classified as equity. The transaction date fair value of the Series II Warrants of $0.6 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 2.69%, expected volatility - 90%, expected dividend yield — 0%, and a remaining contractual life of 5.00 years.
December 2007 Committed Equity Financing Facility or CEFF
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
For the three months ended September 30, 2010, the Company sold 1,255,717 shares of its common stock to Kingsbridge under the CEFF, in consideration of aggregate proceeds of approximately $1.8 million leaving approximately 10,000 shares of common stock which are available for draw down under the CEFF before its expiration on December 10, 2010. During 2010, the Company sold 2,818,925 shares of its common stock to Kingsbridge under the CEFF, in consideration of aggregate proceeds of $4.9 million. Since inception to September 30, 2010, the Company sold an aggregate of 4,073,949 shares of its common stock to Kingsbridge under the terms of the CEFF in consideration of an aggregate of $5.9 million.
In connection with an amendment to the CEFF dated November 24, 2009, the Company issued an amended and restated warrant to Kingsbridge to purchase 175,000 shares of its common stock at an exercise price of $1.40 per share, (from an original exercise price of $7.17), which represents 175% of the closing bid price of the Company’s common stock on the date prior to the date on which the amendment was signed. The warrant amends and restates the original warrant issued by the Company to Kingsbridge in connection with the CEFF. No other changes were made to the original warrant. As a result of the change in exercise price, the Company recorded an expense of approximately $44,000 during the fourth quarter of 2009. The warrant is exercisable, subject to certain exceptions, until December 12, 2012. During the first quarter of 2010, Kingsbridge exercised its warrant to purchase 75,000 shares of common stock for approximately $0.1 million.
As of September 30, 2010, the balance of the outstanding warrants issued to Kingsbridge has been classified as equity. The transaction date fair value of the warrant of $0.6 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 3.605%, expected volatility — 70%, expected dividend yield — 0%, and a remaining contractual life of 5.5 years.
Common Stock Warrants
In connection with the Company’s February 16, 2007 “registered direct” offering the Company issued to investors warrants to purchase 1,062,412 shares of common stock. The warrants issued to the investors are being accounted for as a liability. At the date of the transaction, the fair value of the warrants of $6.8 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 4.58%, expected volatility - 85%, expected dividend yield — 0%, and a remaining contractual life of 6.88 years. The value of the warrant shares is being marked to market each reporting period as a derivative gain or loss on the consolidated statement of operations until exercised or expiration. At December 31, 2009 and September 30, 2010, the fair value of the warrants determined utilizing the Black-Scholes option pricing model was approximately $0.3 million and $0.8 million, respectively. The fair value at September 30, 2010 reflects the increase in the Company’s common stock price of $1.72 per share at September 30, 2010 as compared to the common stock price of $1.04 per share at December 31, 2009. The Company recognized the change in the value of warrants of approximately $0.1 million, as a gain on the consolidated statement of operations for each of the three months ended September 30, 2009 and 2010. For the nine months ended September 30, 2009 and 2010, the Company recognized the change in the value of warrants of approximately $0.2 million and $0.4 million, respectively, as a loss on the consolidated statement of operations.

The following table summarizes information about warrants outstanding at September 30, 2010:

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

Exercise of Stock Options
There were no stock option exercises during the nine months ended September 30, 2009. During the nine months ended September 30, 2010, there were 149,313 stock option exercises totaling approximately $0.1 million.
9. RECENT ACCOUNTING PRONOUNCEMENTS
In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17 “Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force” (“ASU 2010-17”). The amendments in ASU No. 2010-17 deal with research and development contracts that are tied to completing a phase of a study or achieving a specific result in a research project. The objective of ASU 2010-17 is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Prior to issuance of ASU No. 2010-17, authoritative guidance on the use of the milestone method did not exist. An entity’s decision to use the milestone method of revenue recognition over other proportional revenue recognition methods is a policy decision made by the entity. Use of the milestone method will require certain disclosures. The guidance provided by ASU No. 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted, with certain restrictions. The Company does not expect the adoption of this new ASU to have a material impact on its consolidated financial statements.
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

10. SUBSEQUENT EVENTS
The Certificate of Designations governing the Preferred Stock provides that if the Company fails to pay dividends on its Preferred Stock for six quarterly periods, holders of Preferred Stock are entitled to nominate and elect two directors to the Company’s Board of Directors. This right accrued to the Preferred Stockholders as of August 2, 2010. On October 4, 2010, the Company held a special meeting of the holders of its Preferred Stock for the purpose of electing two directors to the Company’s Board of Directors.
The meeting was adjourned to Monday, November 1, 2010, because a quorum of the holders of our Preferred Stock was not present in person or represented by proxy to transact business at the meeting. The adjournment was approved by a vote of 324,678 shares of Preferred Stock, with no shares voted against the adjournment, thus constituting approval by more than the majority of the holders of the Preferred Stock represented in person or by proxy at the meeting and entitled to vote on the adjournment.
The previously adjourned meeting was held on November 1, 2010, at 1:00 p.m. A quorum was not reached at the November 1, 2010 meeting either, with 505,773 shares of Preferred Stock present in person and by proxy at the meeting, representing only 41.69% of the issued and outstanding shares of the Company’s Preferred Stock. The meeting was not further adjourned.
On October 4, 2010, the Company entered into a purchase agreement with certain institutional investors pursuant to which it sold an aggregate of 8,323,190 of its units, at a per unit price of $1.82625, for total gross proceeds of approximately $15.2 million. Each unit consisted of (i) one share of the Company’s common stock and (ii) 0.5 of a warrant, each whole warrant representing the right to acquire one share of common stock at an exercise price of $1.92 per share, subject to adjustment, for a period of five years from the date of issuance. In addition, pursuant to the terms of that purchase agreement, the Company granted to each investor the non-transferable option to purchase up to a total of 4,161,595 additional units at a per unit price of $1.67, such option being exercisable at any time up to nine months from the closing date, or July 6, 2011. The sale of the units and the related option closed on October 7, 2010.
The Company has decided not to declare the quarterly cash dividend on the Preferred Stock with respect to the third quarter of 2010 that would have otherwise been payable on November 1, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including, without limitation, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend that the forward-looking statements be covered by the safe harbor for forward-looking statements in the Exchange Act. The forward-looking statements are based on various factors and were derived using numerous assumptions. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions.
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
Overview
We are a development-stage biopharmaceutical company dedicated to the development and commercialization of novel, mechanism-targeted drugs to treat human cancers and other serious diseases. Our strategy is to build a diversified biopharmaceutical business focused in hematology and oncology based on a portfolio of commercial products and a development pipeline of novel drug candidates.
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
The planning, execution and results of our clinical programs are significant factors that can affect our operating and financial results. In our sapacitabine clinical program we:
•
announced on September 13, 2010 that we had reached agreement with the U.S. Food and Drug Administration, or FDA, regarding a Special Protocol Assessment, or SPA, called SEAMLESS, on the design of a pivotal Phase 3 trial for the Company’s sapacitabine oral capsules as a front-line treatment in elderly patients aged 70 years or older with newly diagnosed AML who are not candidates for intensive induction chemotherapy. SEAMLESS is a registration-directed randomized clinical trial of sapacitabine oral capsules to be conducted under the SPA and will be randomized against an active control drug with the primary objective of demonstrating an improvement in overall survival. Sapacitabine will be administered as an outpatient treatment.

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
Our pipeline and expertise in cell cycle biology
Our core area of expertise is in cell cycle biology and we focus primarily on the development of orally available anticancer agents that target the cell cycle with the aim of slowing the progression or shrinking the size of tumors, and enhancing the quality of life and improving survival rates of cancer patients. We are generating several families of anticancer drugs that act on the cell cycle including nucleoside analogues, cyclin dependent kinase, or CDK inhibitors and Aurora kinase/Vascular Endothelial Growth Factor Receptor 2, or AK/VEGFR2 inhibitors. Although a number of pharmaceutical and biotechnology companies are currently attempting to develop nucleoside analogues, CDK inhibitor and AK inhibitor drugs, we believe that our drug candidates are differentiated in that they are orally available and interact with unique target profiles and mechanisms. For example we believe that our sapacitabine is the only orally available nucleoside analogue to be tested in a Phase 3 trial for AML and in a Phase 2 trial in MDS and seliciclib is the most advanced orally available CDK inhibitor in Phase 2 trials. Although our resources are primarily directed towards advancing our anticancer drug candidate sapacitabine through in-house development activities we are also progressing, but with lower levels of investment than in previous years, our other novel drug series, which are at earlier stages. As a consequence of our focus on sapacitabine clinical development and related cost reduction program, research and development expenditures for the nine months ended September 30, 2010 were reduced by $2.2 million, or 31%, to $5.0 million compared to $7.2 million for the nine months ended September 30, 2009.
We have retained rights to commercialize our clinical development candidates and our business strategy is to enter into selective partnership arrangements with these programs.
Commercial products
We market directly in the United States Xclair® Cream for radiation dermatitis and Numoisyn® Liquid and Numoisyn® Lozenges for xerostomia. All three products are approved in the United States under FDA 510 (k) or medical device registrations. As described below under “Results of Operations,” for each of the three months ended September 30, 2009 and 2010, we recognized product revenue totaling $0.2 million. For the nine months ended September 30, 2009 and 2010, we recognized revenue totaling $0.7 million and $0.4 million, respectively.
General
Our corporate headquarters is located in Berkeley Heights, New Jersey, with a research facility located in the United Kingdom.
From our inception in 1996 through September 30, 2010, we have devoted substantially all our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of September 30, 2010, our accumulated deficit during the development stage was approximately $238.0 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and preclinical drug candidates. Our operating expenses comprise research and development expenses and selling and general and administrative expenses.

To date, we have not generated significant product revenue but have financed our operations and internal growth through public offerings, private placements, licensing revenue, interest on investments, government grants and research and development tax credits. Prior to October 2007, our revenue consisted of collaboration and grant revenue. Beginning in 2008, we recognized revenue from sales of commercial products, for the first time, following the ALIGN acquisition in October 2007. We have recognized revenues from inception through September 30, 2010 totaling approximately $8.9 million of which approximately $2.1 million is derived from product sales, approximately $3.1 million from fees under collaborative agreements and approximately $3.7 million of grant revenue from various government grant awards.
Subsequent Events
The Certificate of Designations governing the Preferred Stock provides that if the Company fails to pay dividends on its Preferred Stock for six quarterly periods, holders of Preferred Stock are entitled to nominate and elect two directors to the Company’s Board of Directors. This right accrued to the Preferred Stockholders as of August 2, 2010. On October 4, 2010, the Company held a special meeting of the holders of its Preferred Stock for the purpose of electing two directors to the Company’s Board of Directors.
The meeting was adjourned to Monday, November 1, 2010, because a quorum of the holders of our Preferred Stock was not present in person or represented by proxy to transact business at the meeting. The adjournment was approved by a vote of 324,678 shares of Preferred Stock, with no shares voted against the adjournment, thus constituting approval by more than the majority of the holders of the Preferred Stock represented in person or by proxy at the meeting and entitled to vote on the adjournment. The previously adjourned meeting was held on November 1, 2010, at 1:00 p.m. A quorum was not reached at the November 1, 2010 meeting either, with 505,773 shares of Preferred Stock present in person and by proxy at the meeting, representing only 41.69% of the issued and outstanding shares of our Preferred Stock. The meeting was not further adjourned. We have decided not to declare the quarterly cash dividend on the Preferred Stock with respect to the third quarter of 2010 that would have otherwise been payable on November 1, 2010.
On October 4, 2010, we entered into a purchase agreement with certain institutional investors pursuant to which we sold an aggregate of 8,323,190 units, at a per unit price of $1.82625, for total gross proceeds of approximately $15.2 million. Each unit consisted of (i) one share of our common stock and (ii) 0.5 of a warrant, each whole warrant representing the right to acquire one share of common stock at an exercise price of $1.92 per share, subject to adjustment, for a period of five years from the date of issuance. In addition, pursuant to the terms of that purchase agreement, we granted to each investor the non-transferable option to purchase up to a total of 4,161,595 additional units at a per unit price of $1.67, such option being exercisable at any time up to nine months from the closing date, or July 6, 2011. The transaction closed on October 7, 2010.
Results of Operations
The results of operations for the three and nine months ended September 30, 2009 and 2010 and balance sheet data as at December 31, 2009 and September 30, 2010 reflect the operations of us and our subsidiaries.
Three Months Ended September 30, 2009 and 2010
Revenues
The following table summarizes the components of our revenues for the three months ended September 30, 2009 and 2010:

	Three months ended September 30,
	2009	2010	Difference	Difference
	($000s)%
Product revenue	223	159	(64)	(29)
Grant revenue	7	—	(7)	(100)

Total revenue	230	159	(71)	(31)

Product revenue is derived from the sale of Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges. For the three months ended September 30, 2009 and 2010, product sales were approximately $223,000 and $159,000 respectively. The decrease in product revenue in the third quarter of 2010 as compared to the third quarter in 2009 was a result of us increasing our provisions for product returns and fully reserving against, and therefore not recognizing sales of product shipped which is approaching six-month expiration date.

Grant revenue is recognized as we incur and pay for qualifying costs and services under the applicable grant. Grant revenue is primarily derived from various United Kingdom government grant awards. There was no grant revenue during the three months ending September 30, 2010 due to our programs not qualifying for these grant awards.
The future
We expect the ALIGN sales trend to approximate the first quarter 2010 levels as a result of all product inventory being long-dated Also, from the first quarter of 2010, our supplier has increased the product shelf-life on a certain product to three years to assist in the management of the product supply chain. We do not expect that grant revenue will be significant as we focus our expenditure on the advancement of sapacitabine, which is currently waiting to advance into a Phase 3 clinical trial, and away from grant qualifying research expenditure.
Cost of goods sold

	Three months ended September 30,
	2009	2010	Difference	Difference
	($000s)%
Cost of goods sold	163	76	(87)	(53)

During the three months ended September 30, 2009 and 2010, total cost of sales represented 73% and 48% of product revenue respectively. During the third quarter of 2009, a provision was taken against short dated inventory of approximately $48,000. No such provision was recorded during the third quarter of 2010.
Research and development expenses
To date, we have focused on drug discovery and development programs, with particular emphasis on orally available anticancer agents. Our research and development expenses have represented costs incurred to discover and develop novel small molecule therapeutics, including clinical trial costs for sapacitabine, seliciclib, sapacitabine in combination with seliciclib, and CYC116. We have also incurred costs in the advancement of product candidates toward clinical and preclinical trials and the development of in-house research to advance our biomarker program and technology platforms. However, during 2008 and 2009, in response to changing market conditions, we extensively reduced or stopped expenditure on development and preclinical activities outside of our core focus on sapacitabine. The benefit of these cost reductions was realized in 2009 and will also be realized in 2010. We expense all research and development costs as they are incurred. Research and development expenses primarily include:
•	clinical trial and regulatory-related costs;
•	payroll and personnel-related expenses, including consultants and contract research;
•	preclinical studies and laboratory supplies and materials;
•	technology license costs; and
•	rent and facility expenses for our laboratories.
The following table provides information with respect to our research and development expenditure for the three months ended September 30, 2009 and 2010:

	Three months ended September 30,
	2009	2010	Difference	Difference
	($000s)%
Sapacitabine	1,426	1,189	(237)	(17)
Seliciclib	(244)	(12)	232	95
CYC116	21	5	(16)	(76)
Other research and development costs	191	287	96	50

Total research and development expenses	1,394	1,469	75	5

Total research and development expenses represented 37% and 35% of our operating expenses for the three months ended September 30, 2009 and 2010, respectively.
Research and development expenditure increased by $0.1 million to $1.5 million for the three months ended September 30, 2010 from $1.4 million for the three months ended September 30, 2009. Sapacitabine costs decreased by $0.2 million from $1.4 million for the three months ended September, 30, 2009 to $1.2 million for the three months ended September 30, 2010 as Phase 2 trials completed patient recruitment. For the three months ended September 30, 2010, there was a net credit for the seliciclib program of $12,000 representing the release of accrued study close out fees, which will not now be incurred. For the three months ended September 30, 2009, there was a net credit for the seliciclib program due to the reversal of accruals related to clinical trial costs of the APPRAISE trial.
The future
Following our reduction of expenditure in 2008 and 2009 in our non-core research and development programs, we have concentrated our resources on the development of sapacitabine in three indications. We anticipate that overall research and development expenditures in 2010 will be lower or similar to 2009 levels. We expect our research and development expenses to increase from the 2010 levels as a result of running the Phase 3 SEAMLESS trial. As Phase 3 clinical trials are time-consuming and expensive, and because we have limited resources, we may be required to collaborate with a third party or raise additional funds. However, there is no assurance that we will be able to do so.
Selling, general and administrative expenses
Selling, general and administrative expenses include costs for sales and marketing and administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the selling, general and administrative expenses for the three months ended September 30, 2009 and 2010:

	Three months ended September 30,
	2009	2010	Difference	Difference
	($000s)%
Total selling, general and administrative expenses	2,188	2,612	424	19

Total selling, general and administrative expenses represented 58% and 63% of our operating expenses for the three months ended September 30, 2009 and 2010, respectively.
Our selling, general and administrative expenditure increased by $0. 4 million to $2.6 million for the three months ended September 30, 2010 from $2.2 million for the three months ended September 30, 2009. The increase of $0.4 million in expenses was primarily attributable to an increase in professional and consultancy fees of $0.2 million, stock-based compensation costs of $0.2 million and legal costs of $0.1 million offset by a decrease in employment related costs of $0.1 million.
The future
We expect our selling, general and administrative expenses in 2010 to remain at approximately the same levels for the balance of 2010.
Other income (expense)
The following table summarizes other income (expense) for the three months ended September 30, 2009 and 2010:

	Three months ended September 30,
	2009	2010	Difference	Difference
	($000s)%
Change in valuation of warrants	101	73	(28)	(28)
Foreign exchange losses/(gains)	119	(25)	(144)	(121)
Interest income	7	7	—	—
Interest expense	(41)	(7)	34	83

Total other income (expense)	186	48	(138)	(74)

Total other income and expense, net, decreased by approximately $138,000 from net income of $0.2 million for the three months ended September 30, 2009 to a net income of approximately $48,000 for the three months ended September 30, 2010. The most significant impact was from the change in realized foreign exchange losses and gains due to a favorable movement of the British Pound compared to the United States dollar.

The change in valuation of warrants relates to the issue of warrants to purchase shares of our common stock under the registered direct financing completed in February 2007. The warrants issued to the investors are classified as a liability under generally accepted accounting principles. The value of the warrants is being marked to market each reporting period as a derivative gain or loss until exercised or expiration. For each of the three months ended September 30, 2009 and 2010, the change in the value of warrants was a gain of $0.1 million.
For the three months ended September 30, 2009 there were foreign exchange gains of approximately $0.1 million recorded as compared to a loss of approximately $25,000 for the three months ended September 30, 2010 on the consolidated statement of operations within the separate line item foreign exchange gains/(losses), within other income (expense).
Interest income remained stable at approximately $7,000 for both of the three months to September 30, 2009 and 2010 as interest rates remained the same.
Interest expense reduced by $34,000 from approximately $41,000 for the three months ended September 30, 2009 to $7,000 for the three months ended September 30, 2010. This reduction was due to the settlement of license payments which eliminated interest expense. In addition accretion costs on restructuring charges in respect of the lease of the Bothell facility have reduced as we reach the end of the lease.
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
The following table summarizes research and development tax credits for the three months ended September 30, 2009 and 2010:

	Three months ended September 30,
	2009	2010	Difference	Difference
	($000s)%
Total income tax benefit	205	143	(62)	(30)

Research and development tax credits recoverable was reduced by $62,000 from $205,000 for the three months ended September 30, 2009 to $143,000 for the three months ended September 30, 2010. This was due to a reduction in qualifying headcount as the level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year, but restricted to payroll taxes paid by us in the United Kingdom in that same year.
The future
We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so. However, as a result of the reduction in employee numbers the amount of payroll taxes payable in future periods will be lower than in previous periods, restricting available research and development tax credits to that lower amount.

Nine Months Ended September 30, 2009 and 2010
Revenues
The following table summarizes the components of our revenues for the nine months ended September 30, 2009 and 2010:

	Nine months ended September 30,
	2009	2010	Difference	Difference
	($000s)%
Collaboration and research and development revenue	—	100	100	100
Product revenue	688	432	(256)	(37)
Grant revenue	36	16	(20)	(56)

Total revenue	724	548	(176)	(24)

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
Product revenue is derived from the sale of Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges. During the nine months ended September 30, 2009 and 2010, we recorded sales of $0.7 million and $0.4 million, respectively. The decrease in product revenue for the nine months ended September 30, 2010 was due to a higher than anticipated amount of product returns approximating of $0.2 million, related to expiring product with a two-year shelf-life previously sold into the marketplace. Additionally, we have increased our provision for product returns and fully reserving against, and therefore not recognized sales, of product shipped which is approaching six-month expiration date.
Cost of goods sold

	Nine months ended September 30,
	2009	2010	Difference	Difference
	($000s)%
Cost of goods sold	472	310	(162)	34

Total cost of sales represented 69% and 72% of product revenue for the nine months ended September 30, 2009 and 2010, respectively. The reduction in the cost of sales in 2010 was due to the lower product revenues as a consequence of product returns as discussed above under Revenues for the nine months ended September 30, 2010.
Research and development expenses
The following table provides information with respect to our research and development expenditure for the nine months ended September 30, 2009 and 2010:

	Nine months ended September 30,
	2009	2010	Difference	Difference
	($000s)%
Sapacitabine	4,980	3,992	(988)	20
Seliciclib	(133)	121	254	(191)
CYC116	160	22	(138)	86
Other research and development costs	2,167	833	(1,334)	62

Total research and development expenses	7,174	4,968	(2,206)	31

Total research and development expenses represented 49% and 37% of our operating expenses for the nine months ended September 30, 2009 and 2010, respectively.
Research and development expenditures decreased by $2.2 million from $7.2 million for the nine months ended September 30, 2009 to $5.0 million for the nine months ended September 30, 2010. Sapacitabine costs reduced by $1.0 million from $5.0 million for the nine months ended September 30, 2009 to $4.0 million for the nine months ended September 30, 2010 primarily due to manufacturing scale up costs incurred during 2009 which were not required in 2010. Other research and development expenses decreased by $1.3 million for the nine months ended September 30, 2010 as compared to the same period in 2009 due to the reduction in headcount in 2009 and the concentration of our efforts on our lead program. Seliciclib costs increased $0.2 million as there was a net credit for the seliciclib program of $0.1 million for the nine months ending September 30, 2009 due to the lower than anticipated clinical trial costs of the APPRAISE trial compared to an expense of $0.1 million for the nine months ended September 30, 2010. The CYC116 program expenditures were lower by $0.1 million during the nine months ended September 30, 2010 as compared to the same period in 2009 as this program is not currently being progressed.

Selling, general and administrative expenses
Selling, general and administrative expenses include costs for sales and marketing and administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the selling, general and administrative expenses for the nine months ended September 30, 2009 and 2010:

	Nine months ended September 30,
	2009	2010	Difference	Difference
	($000s)%
Total selling, general and administrative expenses	6,703	8,103	1,400	21

Total selling, general and administrative expenses represented 46% and 61% of our operating expenses for each of the nine months ended September 30, 2009 and 2010, respectively.
Our selling, general and administrative expenditure increased by $1.4 million to $8.1 million for the nine months ended September 30, 2010 from $6.7 million for the nine months ended September 30, 2009. The increase of $1.4 million in expenses was primarily attributable to an increase in professional and consultancy costs of $1.3 million and stock-based compensation charges of $0.8 million which was offset by decreases in employment costs, due to the reduction in headcount during 2009 of $0.5 million and patent costs of $0.2 million.
Restructuring charge
As of September 30, 2010, the restructuring liability associated with exiting the Bothell facility was $0.2 million accounting for the estimated fair value of the remaining lease payments, net of estimated sub-lease income. The restructuring liability is subject to a variety of assumptions and estimates. We review these assumptions and estimates on a quarterly basis and will adjust the accrual if necessary. There was no change in the estimate for the nine months ended September 30, 2010.
For the nine months ended September 30, 2010, we recorded accretion expense associated with the Bothell restructuring lease of $0.1 million on the consolidated statement of operations as interest expense. A final $2,000 of accretion expense will be recognized over the remaining life of the lease to December 2010.
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
Other income (expense)
Other income (expense) is comprised of the change in valuation of the derivative, change in value of liability classified warrants, interest income and interest expense. The following table summarizes the other income (expense) for the nine months ended September 30, 2009 and 2010:

	Nine months ended September 30,
	2009	2010	Difference	Difference
	($000s)%
Payment under guarantee	(1,652)	—	1,652	100
Change in valuation of warrants	(195)	(443)	(248)	(127)
Foreign exchange gains/(losses)	(129)	(63)	66	51
Interest income	94	24	(70)	(74)
Interest expense	(156)	(40)	116	74

Total other income (expense)	(2,038)	(522)	1,516	74

The payment under guarantee was made to Scottish Enterprise, as a result of a reduction in the Company’s research operations.

The change in valuation of warrants relates to the issue of warrants to purchase shares of our common stock under the registered direct financing completed in February 2007. The warrants issued to the investors meet the requirements of and are being accounted for as a liability in accordance with ASC 815. The value of the warrants is being marked to market each reporting period as a derivative gain or loss until exercised or expiration. For the nine months ended September 30, 2009 and 2010, we recognized the change in the value of warrants of approximately $0.2 million and $0.4 million, respectively as an expense within other income (expense) on the condensed consolidated statement of operations.
Interest income decreased by approximately $70,000 from $94,000 for the nine months ended September 30, 2009 to approximately $24,000 for the nine months ended September 30, 2010. The decrease is primarily attributable to lower average balances of cash and cash equivalents and short-term investments in 2010 as compared to 2009.
Interest expense decreased by approximately $116,000 from $156,000 for the nine months ended September 30, 2009 to approximately $40,000 for the nine months ended September 30, 2010. In May 2010, we settled a note payable due to a supplier earlier than the contractual terms required, resulting in a reduction of interest payable
Income tax benefit
Credit is taken for research and development tax credits, which are claimed from HMRC, in respect of qualifying research and development costs incurred.
The following table summarizes research and development tax credits for the nine months ended September 30, 2009 and 2010:

	Nine months ended September 30,
	2009	2010	Difference	Difference
	($000s)%
Total income tax benefit	796	506	(290)	(36)

Research and development tax credits recoverable decreased by $0.3 million from $0.8 million for the nine months ended September 30, 2009 to $0.5 million for the nine-months ended September 30, 2010. The decrease was a reflection of decreased income taxes available for recovery as a consequence of the lower eligible research and development payroll expenses in 2010.
Liquidity and Capital Resources
The following is a summary of our key liquidity measures at December 31, 2009 and September 30, 2010:

	December 31,	September 30,		%
	2009	2010	Difference	Difference
	($000s)
Cash and cash equivalents	$11,493	18,482	6,989	61

Current assets	13,369	19,683	6,314	47
Current liabilities	9,822	7,965	(1,857)	(19)

Working capital	3,547	11,718	8,171	230

At September 30, 2010, we had cash and cash equivalents of $18.5 million as compared to $11.5 million at December 31, 2009. The increased balance at September 30, 2010 was primarily due to the completion of two registered direct offerings in January 2010 for net proceeds of approximately $11.9 million, the issuing of 2.8 million common shares for approximately $4.9 million as part of the committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge and the exercise of options and warrants totaling $2.6 million during the first three quarters of 2010. Since our inception, we have not generated any significant revenue and have relied primarily on the proceeds from sales of equity and preferred securities to finance our operations and internal growth. Additional funding has come through interest on investments, licensing revenue, government grants and research and development tax credits. We have incurred significant losses since our inception. As of September 30, 2010, we had a deficit accumulated during the development stage of $238.0 million. We believe that existing funds, along with the $15.2 million in gross proceeds raised through a private placement of our securities in October 2010, together with cash generated from operations are sufficient to satisfy our planned working capital, capital expenditures, debt service and other financial commitments for at least the next twelve months. Current business and capital market risks could have a detrimental affect on the availability of sources of funding and our ability to access them in the future which may delay or impede our progress of advancing our drugs currently in the clinic to approval by the FDA for commercialization.

Cash provided by (used in) operating, investing and financing activities
Cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2009 and 2010, is summarized as follows:

	Nine months ended September 30,
	2009	2010
	($000s)
Net cash used in operating activities	(12,618)	(12,302)
Net cash provided by investing activities	1,502	27
Net cash provided by financing activities	2,560	19,282
Operating activities
Net cash used in operating activities was $12.6 million and $12.3 million for the nine months ended September 30, 2009 and 2010, respectively. Net cash used in operating activities during the nine months ended September 30, 2010 of $12.3 million resulted from our net loss of $12.8 million, adjusted for material non-cash activities comprising change in valuation of liability-classified warrants, depreciation and amortization and non-cash stock based compensation expense, amounting to $2.2 million and a net increase in working capital of $1.7 million due to a decrease in prepaid expenses combined with a decrease in accounts payable and other current liabilities.
Investing activities
Net cash provided by investing activities for the nine months ended September 30, 2009 and 2010 was $1.5 million and approximately $27,000, respectively. During 2009 and 2010, our cash management strategy has been to conserve cash and as such we have invested money in the lowest risk securities or cash deposits.
Financing activities
For the nine months ended September 30, 2010, net cash provided by financing activities was $19.3 million. We completed two registered direct offerings in January 2010 for net proceeds of approximately $11.9 million, drew down from the Kingsbridge CEFF totaling approximately $4.9 million and had investors exercising warrants totaling $2.7 million.
Operating Capital and Capital Expenditure Requirements
We expect to continue to incur substantial operating losses in the future. While we have generated modest product revenues from ALIGN product sales from October 2007 through September 30, 2010, we cannot guarantee that we will generate any significant product revenues until a product candidate has been approved by the FDA or similar regulatory agencies in other countries and successfully commercialized.
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
Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. Although we are not reliant on institutional credit finance and therefore not subject to debt covenant compliance requirements or potential withdrawal of credit by banks, the current economic climate has also impacted the availability of funds and activity in equity markets. Although we recently closed a private placement of our securities, we do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or make changes to our operating plan similar to the revision made in September 2008 and June 2009. In addition, we may have to partner one or more of our product candidate programs at an earlier stage of development, which would lower the economic value of those programs to us.
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
As we offer a general right of return on these product sales, we must consider the guidance in ASC 605, and ASC 605 — 10. Under these pronouncements, we account for all product sales using the “sell-through” method. Under the sell-through method, revenue is not recognized upon shipment of product to distributors. Instead, we record deferred revenue at gross invoice sales price and deferred cost of sales at the cost at which those goods were held in inventory. We recognize revenue when such inventory is sold through to the end user. To estimate product sold through to end users, we rely on third-party information, including information obtained from significant distributors with respect to their inventory levels and sell-through to customers. For the nine months ended September 30, 2010, we recorded $0.2 million of product returns due to a higher than anticipated amount of returns related to expiring product with a two-year shelf-life previously sold into the marketplace. From the first quarter of 2010, our supplier has increased the product shelf-life to three years on one of our products to assist us in the management of the product supply chain.
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
Such value is recognized as an expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. During the second and third quarters of 2010, we revised downward the forfeiture rates on certain stock options granted due to the high probability of those options becoming fully vested over the next twelve months, which resulted in an additional expense of $0.3 million. During the quarter ended March 31, 2009, we revised the forfeiture rates because actual forfeiture rates were higher than that previously estimated primarily due to the lapsing of stock option grants on the termination of employees. The revision to past forfeiture estimates for the three months ended March 31, 2009 resulted in a reversal of stock-based compensation cost recognized in prior years with a consequent net gain of approximately $0.2 million on the consolidated statement of operations. During both quarters ended September and June 30, 2009, we revised the forfeiture rates because actual forfeiture rates were higher than that previously estimated primarily due to the lapsing of stock option grants on the termination of employees. For the nine months ended September 30, 2009, we recognized a net cumulative credit of approximately $0.5 million with respect to the revised forfeiture rates. Related to the workforce reduction in the second and third quarters of 2009, we amended the exercise period in which the employees would be able to exercise their vested stock options from thirty (30) days post termination date to nine months. In addition, we allowed the individuals to continue to vest stock options until November 18, 2009 as if they were still employed in recognition of past work. Per ASC 718, we considered this a Type III modification and thus we recorded stock-based compensation expense of $0.3 million during the second and third quarters of 2009.

Warrants Liability
February 2007 Financing
ASC 815 requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of ASC 815, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no subsequent fair value adjustments are required. We review the classification of the contracts at each balance sheet date. Pursuant to ASC 815, since we are unable to control all the events or actions necessary to settle the warrants in registered shares the warrants have been recorded as a current liability at fair value. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statements of operations. For the three months ended September 30, 2010, we recognized the change in the value of warrants of approximately $0.1 million, as a gain on the consolidated statement of operations for each of the three months ended September 30, 2009 and 2010. For the nine months ended September 30, 2009 and 2010, we recognized the change in the value of warrants of approximately $0.2 million and $0.4 million, respectively, as a loss on the consolidated statement of operations. Fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the warrants liability.
Off-Balance Sheet Arrangements
As of September 30, 2010, we had no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to fluctuations in foreign currency exchange rates, interest rates and investment credit ratings.
Investment and Interest Rate Risk
Financial instruments which potentially subject us to interest rate risk consist principally of cash and cash equivalents and short-term investments. At September 30, 2010, our cash and cash equivalents of $18.5 million are primarily invested in highly liquid money market accounts, and commercial paper, which had original maturities at the time of acquisition of 90 days or less.
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Pursuant to our investment guidelines, all investments in commercial paper and corporate bonds of financial institutions and corporations are rated ‘A’ or better by both Moody’s and Standard and Poor’s, no one individual security shall have a maturity of greater than 18 months and investments in any one corporation is restricted to 5% of the total portfolio. To minimize our exposure to adverse shifts in interest rates, we invest in short-term instruments and at September 30, 2010 we held no investments with a maturity in excess of 90 days. Due to the short-term nature of our investments, portfolio diversification, and our investment policy we believe that our exposure to market interest rate fluctuations is minimal, liquidity is maintained and we do not have a material financial market risk exposure.
A hypothetical 10% change in short-term interest rates from those in effect at September 30, 2010 would not have a significant impact on our financial position or our expected results of operations, however we may continue to have risk exposure to our holdings in cash, money market accounts and cash equivalents, which may adversely impact the fair value of our holdings. As of September 30, 2010, there were no indicators of credit risk impact to the valuation of our cash, cash equivalents or short term investments. We do not currently hold any derivative financial instruments with interest rate risk.
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

We currently do not engage in foreign currency hedging. We enter into certain transactions denominated in foreign currencies in respect of underlying operations and, therefore, we are subject to currency exchange risks. During the nine months ended September 30, 2009 and 2010, we realized losses of approximately $129,000 and approximately $63,000 on such transactions, respectively. Other differences on foreign currency translation arising on consolidation of $0.1 million are also recorded as a movement in other comprehensive income.
Common Stock Price Risk
In February 2007, we issued common stock and warrants. Pursuant to ASC 840, we recorded the fair value of the warrants as a current liability. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the condensed consolidated statements of operations. We recognized the change in the value of warrants of approximately $0.1 million, as a gain on the consolidated statement of operations for each of the three months ended September 30, 2009 and 2010. For the nine months ended September 30, 2009 and 2010, we recognized the change in the value of warrants of approximately $0.2 million and $0.4 million, respectively, as a loss on the consolidated statement of operations. Fair value of the derivative instruments will be affected by estimates of various factors that may affect the respective instrument, including our stock price, the risk free rate of return and expected volatility in the fair value of our stock price. As the fair value of this derivative may fluctuate significantly from period to period, the resulting change in valuation may have a significant impact on our results of operations.
In December 2007 and amended in November 2009, we entered into a CEFF with Kingsbridge, in which Kingsbridge committed to provide us up to $60 million of capital during the next three years. We may access capital under the CEFF in tranches, with each tranche being issued and priced over an eight-day pricing period. Kingsbridge will purchase shares of common stock pursuant to the CEFF at discounts ranging from 10% to 20% depending on the average market price of the common stock during the eight-day pricing period, provided that the minimum acceptable purchase price for any shares to be issued to Kingsbridge during the eight-day period is determined by the higher of $0.40 or 85% of our common stock closing price the day before the commencement of each draw down. The lower the price per share of our common stock will result in a higher discount given to Kingsbridge each draw down resulting in less proceeds to us. Since inception through September 30, 2010, we sold an aggregate of 4,073,949 shares of our common stock to Kingsbridge under the terms of the CEFF in consideration of an aggregate of $5.9 million in funds received by us.

Item 4T.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of September 30, 2010, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of September 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls described in Amendments No. 1 and 2, filed on May 17, 2010 and May 19, 2010, respectively, to our Annual Report on Form 10-K filed on March 29, 2010 in the section captioned “Item 9T — Controls and Procedures — Management’s Annual Report on Internal Control Over Financial Reporting” that remain present.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than those described below.
In the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 29, 2010, management concluded that our internal control over financial reporting was effective as of December 31, 2009. Subsequently, our management identified a deficiency in respect of our internal control over financial reporting, specifically in our controls over the computation of net loss per share and the financial statement presentation of our preferred stock dividends in the statement of cash flows that constitutes a material weakness as described in SEC’s guidance regarding Management’s Report on Internal Control Over Financial Reporting as of December 31, 2009. As a result of this deficiency, the financial statements included in Form 10-K for the year ended December 31, 2009, included errors related to the presentation and disclosure of our preferred stock dividends in the net loss per share disclosure and in the statement of cash flows. As a result of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
We are at an early stage of development as a company and have a limited operating history on which to evaluate our business and prospects. While we have earned modest product revenues from the ALIGN business acquired in October 2007, since beginning operations in 1996, we have not generated any product revenues from our product candidates currently in development. We cannot guarantee that any of our product candidates currently in development will ever become marketable products and we do not anticipate material revenues from the ALIGN products in the foreseeable future. We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy for their intended uses before the FDA, and other regulatory authorities in the United States, the European Union and elsewhere. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or other regulatory authorities for premarket approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. Sapacitabine and seliciclib, our most advanced drug candidates for the treatment of cancer, are currently our only drug candidates in Phase 2 clinical trials. A combination trial of sapacitabine and seliciclib and CYC116 are currently in Phase 1 clinical trials. While we have agreed with the FDA regarding a SPA on the design of a pivotal Phase 3 trial for the Company’s sapacitabine oral capsules as a front-line treatment in elderly patients aged 70 years or older with newly diagnosed AML who are not candidates for intensive induction chemotherapy there is no assurance that the overall process with the FDA will reach a successful conclusion. If the SEAMLESS Phase 3 trial is not successful, we will have to revise several of our corporate plans. While we have agreed with the FDA an SPA on a primary endpoint of overall survival and key design components there is no assurance that the overall process with the FDA will reach a successful conclusion. If it does not, we will have to revise several of our corporate plans. We cannot be certain that the clinical development of these or any other drug candidates in preclinical testing or clinical development will be successful, that we will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Our commercial revenues from our product candidates currently in development, if any, will be derived from sales of drugs that will not become marketable for several years, if at all.

We have a history of operating losses and we may never become profitable. Our stock is a highly speculative investment.
We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of September 30, 2010, our accumulated deficit was $238.0 million. Our net loss for the three months ended September 30, 2009 and 2010 was $3.1 million and $3.8 million, respectively. Our net loss for the nine months ended September 30, 2009 and 2010 was $15.2 million and $12.8 million, respectively. Our net loss applicable to common stockholders from inception through September 30, 2010 was $279.5 million. Our drug candidates are in the mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years, as we continue our research and development of our drug candidates, seek regulatory approvals, commercialize any approved drugs and market and promote the ALIGN products: Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.
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
On December 10, 2007 and as amended on November 24, 2009, we entered into the committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge. The CEFF entitles us to sell and obligates Kingsbridge to purchase from us the lesser of 4,084,590 shares of our common stock or $60 million of our common stock, until December 10, 2010, subject to certain conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met.
Since inception through September 30, 2010, we issued 4,073,949 shares of common stock to Kingsbridge for gross proceeds of approximately $5.9 million. There are currently outstanding 10,641 shares of common stock under the CEFF. Should we continue to sell shares to Kingsbridge under the CEFF, or issue shares in lieu of a blackout payment to Kingsbridge resulting from the suspension of its use of the registration statement, it will have a dilutive effect.
To the extent we elect to fund the development of a drug candidate or the commercialization of a drug at our expense, we will need substantial additional funding.
We plan to market drugs on our own, with or without a partner, that can be effectively commercialized and sold in concentrated markets that do not require a large sales force to be competitive. To achieve this goal, we will need to establish our own specialized sales force, marketing organization and supporting distribution capabilities. The development and commercialization of our drug candidates is very expensive, including our SEAMLESS Phase 3 clinical trial for sapacitabine. To the extent we elect to fund the full development of a drug candidate or the commercialization of a drug at our expense, we will need to raise substantial additional funding to:
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
Clinical trials are expensive, complex can take many years to conduct, and may have uncertain outcomes. We estimate that clinical trials of our most advanced drug candidates may be required to continue beyond our available funding and may take several years more to complete. The designs used in some of our trials have not been used widely by other pharmaceutical companies. Failure can occur at any stage of the testing and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of our current or future drug candidates, including but not limited to:
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
We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates under development or our currently marketed ALIGN products. We currently lack the resources or the capacity to manufacture any of our products on a clinical or commercial scale. We depend upon a third party, Sinclair, to manufacture the commercial products sold by our ALIGN subsidiary and we cannot rely upon Sinclair to continue to supply the products. We anticipate future reliance on a limited number of third party manufacturers until we are able, or decide to, expand our operations to include manufacturing capacities. Any performance failure on the part of manufacturers could delay late stage clinical development or regulatory approval of our drug, the commercialization of our drugs or our ability to sell our commercial products, producing additional losses and depriving us of potential product revenues.
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
A large number of drug candidates are in development for the treatment of leukemia, lung cancer, lymphomas and nasopharyngeal cancer. Several pharmaceutical and biotechnology companies have nucleoside analogs or other products on the market or in clinical trials which may be competitive to sapacitabine in both hematological and oncology indications. These include Celgene, Cephalon, Eisai, Johnson & Johnson, Eli Lilly, Genzyme, GlaxoSmithKline, Hospira, Onconova, Pfizer, Seattle Genetics, Sunesis and Vion. We believe that we are currently the only company that has an orally available CDK-specific agent in Phase 2 clinical trials but that there are a number of companies, including AstraZeneca, Bayer-Schering, Eisai, Pfizer, Piramal Life Sciences, Roche and Merck that are developing CDK inhibitors in early stage clinical trials in cancer patients. Sanofi-Aventis is continuing to enroll patients with alvocidib or flavopiridol, a CDK inhibitor, with the National Cancer Institute’s Cancer Therapy Evaluation Program, or CTEP in a Phase 2 CTEP sponsored trial in patients with chronic leukemia. A number of companies are pursuing discovery and research activities in each of the other areas that are the subject of our research and drug development programs. We believe that AstraZeneca, Entremed, Merck, jointly with Vertex, Nerviano Medical Sciences, Pfizer, Rigel, Sunesis and Takeda-Millennium have commenced Phase 1 or Phase 2 clinical trials of Aurora kinase inhibitors in patients with advanced cancers. Several companies have reported selection of Aurora kinase inhibitor candidates for development and may have started or are expected to start clinical trials within the next twelve months. We believe that Boehringer Ingelheim, GlaxoSmithKline and Nerviano Medical Sciences have commenced Phase 1 or Phase 2 clinical trials with Plk inhibitor candidates for oncology indications. For our ALIGN products, we believe that Beiersdorf, Daiichi-Sankyo, Eisai, Johnson & Johnson, MPM Medical and other companies market products for radiation dermatitis and xerostomia.
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
Our commercial success depends in large part on obtaining and maintaining patent and trade secret protection for our drug candidates, the methods used to manufacture those drug candidates and the methods for treating patients using those drug candidates. Specifically, sapacitabine is covered in granted, composition of matter patents that expire in 2014 in the US and 2012 outside the US. Sapacitabine is further protected by additional granted, composition of matter patents claiming certain, stable crystalline forms of sapacitabine and their pharmaceutical compositions and therapeutic uses that expire in 2022. In early development, amorphous sapacitabine was used. We have used one of the stable, crystalline forms of sapacitabine in nearly all our Phase 1 and in all of our Phase 2 clinical studies. We have also chosen this form for commercialization. Additional patents claim certain medical uses and formulations of sapacitabine which have emerged in our clinical trials. Seliciclib is protected by granted, composition of matter patents that expire in 2016. Additional granted and pending patents claim certain medical uses which have emerged from our research programs and which granted patents expire in 2018 and 2022.
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

Even if patents are issued regarding our drug candidates or methods of using them, those patents can be challenged by our competitors who may argue such patents are invalid and/or unenforceable. On April 27, 2010, we were served with a complaint filed by Celgene Corporation in the United States District Court for the District of Delaware seeking a Declaratory Judgment that four of our own patents, claiming the use of romidepsin injection in T-cell lymphomas, are invalid and not infringed by Celgene’s products. The four patents cited in the complaint do not involve our clinical development candidates or commercial products. On June 17, 2010, we filed our Answer and Counterclaims to the declaratory judgment complaint. We have filed counterclaims charging Celgene with infringement of each of our four patents and seek damages for Celgene’s infringement as well as injunctive relief. The four patents directly involve the use and administration of Celgene’s ISTODAX® (romidepsin for injection) product.
Patents will also not protect our drug candidates if competitors devise ways of making or using these product candidates without legally infringing our patents. The U.S. Federal Food, Drug and Cosmetic, or FD&C, Act and FDA regulations and policies and equivalents in other jurisdictions provide incentives to manufacturers to challenge patent validity or create modified, noninfringing versions of a drug in order to facilitate the approval of abbreviated new drug applications for generic substitutes. These same types of incentives encourage manufacturers to submit new drug applications that rely on literature and clinical data not prepared for or by the drug sponsor.
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
In May 2010, we filed an amendment to our Annual Report on Form 10-K for the year ended December 31, 2009, to report a restatement of our financial statements and report a material weakness in our internal control over financial reporting as of December 31, 2009, specifically related to the operational failure of the controls in place to ensure the correct computation of net loss per share and presentation of preferred stock dividends in the consolidated statement of cash flows. If we fail to maintain our internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors may lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.
We incur increased costs and management resources as a result of being a public company, and we still may fail to comply with public company obligations.
As a public company, we face and will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that we would not incur as a private company. Compliance with the Sarbanes Oxley Act of 2002, as well as other rules of the SEC, the Public Company Accounting Oversight Board and the NASDAQ Global Market resulted in a significant initial cost to us as well as an ongoing compliance costs. As a public company, we are subject to Section 404 of the Sarbanes Oxley Act relating to internal control over financial reporting. We completed, and later revisited, our formal process to evaluate our internal controls for purposes of Section 404. In performing this assessment, our management identified a deficiency in our internal control over financial reporting that constitutes a material weakness under standards established by the Public Company Accounting Oversight Board, or PCAOB, as of December 31, 2009. Specifically, the material weakness, related to the operational failure of the controls in place to ensure the correct computation of net loss per share and presentation of preferred stock dividends in the statement of cash flows. Due to this deficiency, we concluded that the material weakness in internal control over financial reporting existed as of December 31, 2009 and continued as of September 30, 2010. Solely as a result of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established in “Internal Control — Integrated Framework,” issued by the COSO. As our business grows and changes, there can be no assurances that we can maintain the effectiveness of our internal controls over financial reporting.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We have completed a formal process to evaluate our internal controls over financial reporting. However, guidance from regulatory authorities in the area of internal controls continues to evolve and substantial uncertainty exists regarding our on-going ability to comply by applicable deadlines. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
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
In addition, in the event a third party seeks to acquire our company or acquire control of our company by way of a merger, but the terms of such offer do not provide for our preferred stock to remain outstanding or be converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to our preferred stock, the terms of the Certificate of Designations of our preferred stock provide for an adjustment to the conversion ratio of our preferred stock such that, depending on the terms of any such transaction, preferred stockholders may be entitled, by their terms, to receive up to $10.00 per share in common stock, causing our common stockholders not to receive as favorable a price as the price at which such shares may be trading at the time of any such transaction. As of November 11, 2010, there were 1,213,142 shares of our preferred stock issued and outstanding. If the transaction were one in which proceeds were received by the Company for distribution to stockholders, and the terms of the Certificate of Designations governing the preferred stock were strictly complied with, approximately $13 million would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time. Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.
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
We have not declared quarterly dividends on our 6% Convertible Exchangeable Preferred Stock for at least six quarterly dividend periods. As a result, the holders of our Preferred Stock are entitled to additional rights with respect to the management of the Company.
Dividends have not been paid on the preferred stock for at least six quarters. As a result, the holders of the preferred stock are now entitled to vote to fill two new board positions. On October 4, 2010, the Company held a special meeting of the holders of its 6% Convertible Exchangeable Preferred Stock, or the Preferred Stock, to elect two directors to the Company’s board of directors. The meeting has been adjourned to Monday, November 1, 2010, because a quorum of the holders of our Preferred Stock was not present in person or represented by proxy to transact business at the meeting. A quorum was not reached at the November 1, 2010 meeting either, and the meeting was not further adjourned. Once elected, however, the directors elected by the preferred stockholders will have the ability to participate in the management of the Company until all such dividends have been paid in full.
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
If our common or preferred stockholders sell substantial amounts of our stock in the public market, or the market perceives that such sales may occur, the market price of our common and preferred stock could fall. Thus if holders of preferred stock elect to convert their shares to shares of common stock at renegotiated prices, and the holders of an aggregate of 833,671 preferred stock have elected to so convert into common stock, such conversion as well as the sale of substantial amounts of our common or preferred stock, could cause dilution to existing holders of our common stock, thereby also negatively affecting the price of our common stock.
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
Inventory levels of Xclair® Cream, Numoisyn® Liquid or Numoisyn® Lozenges held by wholesalers can also cause our operating results to fluctuate unexpectedly. For the nine months ended September 30, 2009 and 2010, approximately 87% and 87%, respectively, of our product sales in the United States were to three wholesalers, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen. Inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to wholesalers do not match end user demand. We have entered into inventory management agreements with these U.S. wholesalers under which they provide us with data regarding inventory levels at these wholesalers. However, these wholesalers may not be completely effective in matching inventory levels to end user demand, as they make estimates to determine end user demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations, for which we have no inventory management agreements and have no control in respect to their buying patterns. Also, the non-retail sector in the United States, which includes government institutions and large health maintenance organizations, tends to be less consistent in terms of buying patterns, and often causes quarter-over-quarter fluctuations in inventory and ordering patterns. We attempt to monitor inventory of Xclair®, Numoisyn® Liquid or Numoisyn® Lozenges in the United States through the use of internal sales forecasts and the expiration dates of product shipped, among other factors.

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
During the quarter ended September 30, 2010, the Company sold an aggregate of 1,255,717 shares of its common stock to Kingsbridge under the terms of the CEFF, in consideration of an aggregate of $1.8 million in funds drawn down from the CEFF.

Item 3.	Defaults upon Senior Securities.
Our board of directors has resolved not to declare the quarterly cash dividend on the Company’s Preferred Stock scheduled for February 1, 2010, May 1, 2010, August 1 and November 1, 2010. The aggregate amount of dividends that would have been paid is $0.6 million with respect to such periods, and the total aggregate amount of dividends that are accrued but not paid is $1.2 million.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
None.

Item 6.	Exhibits.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.
Date: November 12, 2010	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and Executive Vice President, Finance