Form 10-Q
period 2011-03-31
Cyclacel Pharmaceuticals, Inc.
filed 2011-05-16
CIK 1130166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
As of May 16, 2011 there were 46,601,758 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In $000s, except share amounts)

	December 31,	March 31,
	2010	2011
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,495	$25,350
Inventory	174	115
Prepaid expenses and other current assets	1,382	1,401

Total current assets	31,051	26,866
Property, plant and equipment (net)	408	331

Total assets	$31,459	$27,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,723	$947
Accrued liabilities and other current liabilities	4,132	5,264
Warrant liability	680	602

Total current liabilities	6,535	6,813

Total liabilities	6,535	6,813

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2010 and March 31, 2011; 1,213,142 shares issued and outstanding at December 31, 2010 and March 31, 2011. Aggregate preference in liquidation of $13,344,562 (including undeclared cumulative dividends) at December 31, 2010 and March 31, 2011	1	1
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2010 and March 31, 2011; 46,564,914 and 46,577,860 shares issued and outstanding at December 31, 2010 and March 31, 2011	47	47
Additional paid-in capital	266,666	266,737
Accumulated other comprehensive loss	31	8
Deficit accumulated during the development stage	(241,821)	(246,409)

Total stockholders’ equity	24,924	20,384

Total liabilities and stockholders’ equity	$31,459	$27,197

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In $000s, except share and per share amounts)
(Unaudited)

			Period from
			August 13, 1996
	Three Months Ended		(inception) to
	March 31,		March 31,
	2010	2011	2011
Revenues:
Collaboration and research and development revenue	$—	$—	$3,100
Product revenue	254	192	2,514
Grant revenue	17	—	3,648

	271	192	9,262
Operating expenses:
Cost of goods sold	142	106	1,498
Research and development	2,178	3,080	179,673
Selling, general and administrative	2,402	1,806	83,772
Goodwill and intangible impairment	—	—	7,934
Restructuring costs	—	—	2,634

Total operating expenses	4,722	4,992	275,511

Operating loss	(4,451)	(4,800)	(266,249)
Other income (expense):
Costs associated with aborted 2004 IPO	—	—	(3,550)
Payment under guarantee	—	—	(1,652)
Change in valuation of derivative	—	—	(308)
Change in valuation of warrants	(789)	78	6,104
Foreign exchange (losses)/gains	11	(68)	(4,323)
Interest income	9	11	13,691
Interest expense	(24)	—	(4,677)

Total other income (expense)	(793)	21	5,285

Loss before taxes	(5,244)	(4,779)	(260,964)
Income tax benefit	133	191	18,070

Net loss	(5,111)	(4,588)	(242,894)
Dividends on preferred ordinary shares	—	—	(38,123)
Deemed dividend on convertible exchangeable preferred shares	(419)	—	(3,515)
Dividend on convertible exchangeable preferred shares	(289)	(182)	(3,111)

Net loss applicable to common shareholders	$(5,819)	$(4,770)	$(287,643)

Net loss per share — Basic and diluted	$(0.18)	$(0.10)

Weighted average common shares outstanding	31,721,822	46,572,180

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $000s)
(Unaudited)

			Period from
			August 13, 1996
	Three Months Ended		(inception) to
	March 31,		March 31,
	2010	2011	2011
Cash flows from operating activities:
Net loss	$(5,111)	$(4,588)	$(242,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest on notes payable, net of amortization of debt premium	2	—	100
Amortization of investment premiums, net	—	—	(2,297)
Change in valuation of derivative	—	—	308
Change in valuation of warrants	789	(78)	(6,148)
Warrant re-pricing	—	—	44
Depreciation and amortization	128	86	12,400
Amortization of intangible assets	—	—	886
Fixed asset impairment	—	—	221
Goodwill and intangibles impairment	—	—	7,934
Unrealized foreign exchange loss	—	—	7,747
Deferred revenue	—	—	(98)
Compensation for warrants issued to non employees	—	—	1,215
Shares issued for IP rights	—	—	446
(Gain) loss on disposal of property, plant and equipment	(9)	—	99
Stock based compensation	319	251	18,392
Provision for restructuring	—	—	1,779
Amortization of issuance costs of Preferred Ordinary “C” shares	—	—	2,517
Changes in operating assets and liabilities:
Prepaid expenses, inventory and other current assets	211	40	(192)
Accounts payable, accrued liabilities and other current liabilities	(1,100)	397	(5,493)

Net cash used in operating activities	(4,771)	(3,892)	(203,034)

Investing activities:
Purchase of ALIGN	—	—	(3,763)
Purchase of property, plant and equipment	(5)	—	(8,831)
Proceeds from sale of property, plant and equipment	35	—	158
Purchase of short-term investments	—	—	(156,657)
Redemptions of short-term investments, net of maturities	—	—	162,729

Net cash provided by (used in) investing activities	30	—	(6,364)

Financing activities:
Payment of capital lease obligations	—	—	(3,719)
Proceeds from issuance of ordinary and preferred ordinary shares, net of issuance costs	—	—	121,678
Proceeds from issuance of common stock and warrants, net of issuance costs	14,933	(80)	82,324
Net proceeds from stock options and warrants exercised	2,663	2	172

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $000s)
(Unaudited)

			Period from
			August 13, 1996
	Three Months Ended		(inception) to
	March 31,		March 31,
	2010	2011	2011
Payment of preferred stock dividend	—	(182)	(1,716)
Repayment of government loan	—	—	(455)
Government loan received	—	—	414
Loan received from Cyclacel Group Plc	—	—	9,103
Proceeds of committable loan notes issued from shareholders	—	—	8,883
Loans received from shareholders	—	—	1,645
Cash and cash equivalents assumed on stock purchase	—	—	17,915
Costs associated with stock purchase	—	—	(1,951)

Net cash (used in) provided by financing activities	17,596	(260)	234,293

Effect of exchange rate changes on cash and cash equivalents	(148)	7	455

Net increase (decrease) in cash and cash equivalents	12,707	(4,145)	25,350
Cash and cash equivalents at beginning of period	11,493	29,495	—

Cash and cash equivalents at end of period	$24,200	$25,350	$25,350

Supplemental disclosure of cash flows information:
Cash received during the period for:
Interest	5	3	11,718
Taxes	110	—	17,522
Cash paid during the period for:
Interest	—	—	(1,914)
Schedule of non-cash transactions:
Acquisitions of equipment purchased through capital leases	—	—	3,470
Issuance of common shares in connection with license agreements	—	—	592
Issuance of ordinary shares on conversion of bridging loan	—	—	1,638
Issuance of preferred ordinary “C” shares on conversion of secured convertible loan notes and accrued interest	—	—	8,893
Issuance of ordinary shares in lieu of cash bonus	—	—	164
Issuance of other long term payable on ALIGN acquisition	—	—	1,122
The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
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
The Company has advanced two additional product candidates, seliciclib in Phase 2 for NSCLC and nasopharyngeal cancer or NPC, and CYC116 in Phase 1 clinical development. The combination of sapacitabine with seliciclib is also being evaluated in a Phase 1 clinical trial. The Company will determine the feasibility of pursuing further development and/or partnering these assets depending on the availability of funding and further clinical data. In addition, the Company markets directly in the United States Xclair® Cream for radiation dermatitis and Numoisyn® Liquid and Numoisyn® Lozenges for xerostomia.
As a development stage enterprise, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property and raising capital.
Basis of Presentation
The condensed consolidated balance sheet as of March 31, 2011, the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010, and related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2010 is derived from the audited consolidated financial statements included in the 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the condensed consolidated balance sheet as of March 31, 2011, the results of operations for the three months ended March 31, 2011 and 2010 and the consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 have been made. The interim results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC.

Recent Developments
On February 1, 2011, the Company paid a quarterly cash dividend in the amount of $0.15 per share on the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”). The dividend was paid to holders of record of the Preferred Stock as of the close business on January 21, 2011.
The Company’s Board of Directors (the “Board”) considered numerous factors in determining whether to declare the quarterly dividend, including the requisite financial analysis and determination of a surplus. The Board will analyze the advisability of the declaration of dividends in future quarters. There is no assurance that future quarterly dividends will be declared.
Subsequent Developments
On April 11, 2011, the Board declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s Preferred Stock. The dividend was paid on May 2, 2011 to holders of record of the Preferred Stock on April 22, 2011.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries for the indicated periods. All significant intercompany transactions and balances have been eliminated.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The Company reviews its estimates on an ongoing basis. The estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.
Cash and Cash Equivalents
Cash and cash equivalents are stated at cost, which is substantially the same as fair value. The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company’s cash equivalents generally include investments in money market funds and corporate commercial paper. The objectives of the Company’s cash management policy are to safeguard and preserve funds, to maintain liquidity sufficient to meet Cyclacel’s cash flow requirements and to attain a market rate of return.
Trade Accounts Receivable and Allowance for Doubtful Accounts
An allowance for doubtful accounts is provided, as necessary, on trade receivables based on their respective aging categories and historical collection experience, taking into consideration the type of payer, historical and projected collection outcomes, and current economic and business conditions that could affect the collectability of the Company’s receivables. The allowance for doubtful accounts is reviewed, at a minimum, on a quarterly basis. Changes in the allowance for doubtful accounts are recorded as an adjustment to bad debt expense within general and administrative expenses. Material revisions to reserve estimates may result from adverse changes in collection experience. The Company writes off accounts against the allowance for doubtful accounts when reasonable collection efforts have been unsuccessful and it is likely the receivable will not be recovered. At December 31, 2010 and March 31, 2011, all receivables were deemed collectible.

For the three months ended March 31, 2010 and 2011, approximately 91% and 90%, respectively, of our product sales in the United States were to three wholesalers.
Inventory
Cyclacel values inventories at the lower of cost or market value. The Company determines cost using the first-in, first-out method. As of December 31, 2010 and March 31, 2011, all inventories were classified as finished goods. The Company analyzes its inventory levels at least quarterly to identify any items that may expire prior to sale, inventory that has a cost basis in excess of net realizable value, or inventory in excess of expected sales requirements. The determination of whether or not inventory costs will be realizable requires estimates by the Company’s management. A critical input is future sales forecasts. The Company writes down the value of inventory to the extent that inventory is expected to expire before being sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required in future periods.
Revenue Recognition
Product sales
The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured.
The Company offers a general right of return on these product sales, and has considered the guidance in ASC 605-15, “Revenue Recognition -Products” (“ASC 605-15”) and ASC 605 — 10 “Revenue Recognition — Overall” (“ASC 605-10”). Under these guidelines, the Company accounts for all product sales using the “sell-through” method. Under the sell-through method, revenue is not recognized upon shipment of product to distributors. Instead, the Company records deferred revenue at gross invoice sales price and deferred cost of sales at the cost at which those goods were held in inventory. The Company recognizes revenue when such inventory is sold through to pharmacies. To estimate product sold through to pharmacies, the Company relies on third-party information, including information obtained from significant distributors with respect to their inventory levels and sell-through to pharmacies. The Company estimates product returns based on historical returns experience and other factors that affect demand for the Company’s products as well as the amount of product subject to return.
Deferred revenue was $0.1 million at March 31, 2010 and 2011. Deferred cost of goods sold was $0.1 million and $32,000 at March 31, 2010 and 2011, respectively.
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

Grant revenues from government agencies and private research foundations are recognized as the related qualified research and development costs are incurred, up to the limit of the prior approval funding amounts. All grants received are not refundable.
Clinical Trial Accounting
Data management and monitoring of all of the Company’s clinical trials are performed by contract research organizations (‘‘CROs’’) or clinical research associates (‘‘CRAs’’) in accordance with the Company’s standard operating procedures. Typically, CROs and some CRAs bill monthly for services performed, and others bill based upon milestones achieved. For outstanding amounts, the Company accrues unbilled clinical trial expenses based on estimates of the level of services performed each period. Costs of setting up investigational sites for participation in the Company’s clinical trials are expensed immediately as research and development expenses. Clinical trial site costs related to patient enrollment are accrued as patients are entered into the trial. Any initial payment made to the clinical trial site is recognized upon execution of the clinical trial agreements and expensed as research and development expenses.
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
Inputs used to determine fair value of financial and non-financial assets and liabilities are categorized using a fair value hierarchy that prioritizes observable and unobservable inputs into three broad levels, from Level 1, which is the most reliable, to Level 3, which is the least reliable (see “Note 3 — Fair Value Measurements”). Management reviews the categorization of fair value inputs on a periodic basis and may determine that it is necessary to transfer an input from one level of the fair value hierarchy to another based on changes in events or circumstances, such as a change in the observability of an input. Any such transfer will be recognized at the end of the reporting period.

Income Taxes
The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company’s management has established a full valuation allowance against its deferred tax assets based on the determination that it is not more likely than not that the Company will recognize the benefits of those assets.
The Company adopted the guidance related to accounting for uncertainty in income taxes, primarily codified in 740, “Income taxes” (“ASC 740”). ASC 740 specifies the accounting for uncertainty in income taxes recognized in a company’s financial statements by prescribing a minimum probability threshold a tax position is required to meet before being recognized in the financial statements.
The Company records income tax benefits related to research and development tax credits, which will be claimed from H. M. Revenue & Customs, the United Kingdom’s taxation and customs authority, with respect to qualifying research and development costs incurred in the same accounting period.
Stock-based Compensation
The Company grants stock options, restricted stock units and restricted stock to officers, employees and directors under the Amended and Restated Equity Incentive Plan (“2006 Plan”), which was approved on March 16, 2006 and subsequently amended and restated on April 14, 2008. The Company also has outstanding options under various stock-based compensation plans for employees and directors. These plans are described more fully in Note 6 — “Stock-Based Compensation Arrangements”. The Company accounts for these plans under ASC 718, “Compensation — Stock Compensation” (“ASC 718”).
ASC 718 requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the requisite service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The determination of grant-date fair value for stock option awards is estimated using the Black-Scholes model, which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of our employees, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including type of awards granted employee class, and historical experience. Actual results and future estimates may differ substantially from current estimates.
Segments
The Company has determined its reportable segments in accordance with ASC 280, “Segment Reporting” (“ASC 280”) and related disclosures about products, services, geographic areas and major customers. After considering its business activities and geographic reach, the Company has concluded that it operates in just one operating segment being the discovery, development and commercialization of novel, mechanism-targeted drugs to treat cancer and other serious disorders, with development operations in two geographic areas, namely the United States and the United Kingdom.

Net Loss per Common Share
The Company calculates net loss per common share in accordance with ASC 260, “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, restricted stock, restricted stock units, convertible preferred stock, and common stock warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

	March 31,	March 31,
	2010	2011
Stock options	3,300,351	3,347,033
Restricted stock and restricted stock units	83,334	52,070
Convertible preferred stock	818,470	516,228
Options to purchase common stock and common stock warrants issued in connection with the October 2010 financing	—	6,242,398
Common stock warrants	5,843,597	10,005,192

Total shares excluded from calculation	10,045,752	20,162,921

Comprehensive Income (Loss)
In accordance with ASC 220, “Comprehensive Income” (“ASC 220”) all components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. ASC 220 defines comprehensive income (loss) as the change in equity during a period from transactions and other events and circumstances from non owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income.

			Period from
			August 13, 1996
	Three Months Ended		(inception) to
	March 31,		March 31,
	2010	2011	2011
	$000
Net loss	(5,111)	(4,588)	(242,894)
Translation adjustment	4,020	(2,965)	5,813
Unrealized foreign exchange (loss) gain on intercompany loans	(3,988)	2,942	(5,805)

Comprehensive loss	(5,079)	(4,611)	(242,886)

3. FAIR VALUE MEASUREMENTS
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
Financial assets and liabilities carried at fair value on a recurring basis as of December 31, 2010 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
	$000	$000	$000	$000

Cash equivalents	29,066	—	—	29,066
Warrants	—	—	680	680

Total	29,066	—	680	29,746

Financial assets and liabilities carried at fair value on a recurring basis as of March 31, 2011 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
	$000	$000	$000	$000

Cash equivalents	21,027	—	—	21,027
Warrants	—	—	602	602

Total	21,027	—	602	21,629

Warrants Liability
The Company issued warrants to purchase shares of common stock under the registered direct financing completed in February 2007. These warrants are being accounted for as a liability in accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”). At the date of the transaction, the fair value of the warrants of $6.8 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 4.68%, expected volatility — 85%, expected dividend yield — 0%, and a remaining contractual life of 7 years. The fair value of the warrant is being remeasured each reporting period, with a derivative gain or loss recognized in the consolidated statement of operations. Such gains or losses will continue to be reported until the warrants are exercised or expired. The Company used the Black-Scholes option-pricing model with the following assumptions to value the warrants:

	December 31,	March 31,
	2010	2011
Exercise price	$8.44	$8.44
Expected term	3.13 Yrs	2.88 Yrs
Risk free interest rate	1.02%	1.28%
Expected volatility	121%	121%
Expected dividend yield over expected term	—	—

During the three months ended March 31, 2011, the Company recognized the change in the value of warrants of approximately $0.1 million as a gain on the consolidated statement of operations. During the three months ended March 31, 2010, the Company recognized the change in the value of warrants as a loss of approximately $0.8 million on the consolidated statement of operations. The following table reconciles the beginning and ending balance of Level 3 inputs for the three months ended March 31, 2011:

Level 3
$000
Balance as of December 31, 2010	680
Gain from change in valuation of warrants liability reported in earnings	(78)

Balance as of March 31, 2011	602

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	December 31,	March 31,
	2010	2011
	($000s)
Research and development tax credit receivable	660	875
Prepayments	317	281
Other current assets	405	245

Total prepaid expenses and other current assets	1,382	1,401

5. ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consisted of the following:

	December 31,	March 31,
	2010	2011
	($000s)
Accrued research and development	2,793	2,874
Accrued licensing fees	—	1,579
Other current liabilities	1,339	811

	4,132	5,264

6. STOCK BASED COMPENSATION
Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three months ended March 31, 2010 and 2011 as shown in the following table:

	For the three months
	ended March 31,
	2010	2011
	($000s)
Research and development	72	50
General and administrative	247	201

Stock-based compensation costs before income taxes	319	251

At the Company’s annual shareholder meeting on May 14, 2008, the stockholders approved and amended the number of shares reserved under the 2006 Plan to 5,200,000 shares of the Company’s common stock, up from 3,000,000 shares. The awards granted under the 2006 Plan have a maximum maturity of 10 years and generally vest over a four-year period from the date of grant.

A summary of activity for the options under the Company’s 2006 Plan for the three months ended March 31, 2011 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (years)	Value
				(in $000s)
Options outstanding at December 31, 2010	3,489,932	$3.96	7.22	938
Granted	—
Exercised	(5,131)	$0.40
Expired	—
Cancelled / forfeited	(137,768)	$6.33

Options outstanding at March 31, 2011	3,347,033	$3.87	7.02	894

Unvested at March 31, 2011	935,677	$1.93	8.55	247

Vested and exercisable at March 31, 2011	2,411,356	$4.62	6.43	647

ASC 718 requires compensation expense associated with share-based awards to be recognized over the requisite service period, which for the Company is the period between the grant date and the date the award vests or becomes exercisable. Most of the awards granted by the Company (and still outstanding), vest ratably over four years, with 1/4 of the award vesting one year from the date of grant and 1/48 of the award vesting each month thereafter. However, certain awards made to executive officers vest over three to five years, depending on the terms of their employment with the Company. In addition, recent awards made to rank-in-file employees vest ratably over four years, with 1/48 of the award vesting each month.
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
The Company used the Black-Scholes option-pricing model with the following assumptions for stock option grants to employees and directors for the three months ended March 31, 2010 and 2011:

	For the three months
	ended March 31,
	2010	2011
Expected term	5 – 6Yrs	—
Risk free interest rate	2.37 – 2.96%	—
Expected volatility	90 – 100%	—
Expected dividend yield over expected term	—	—
Resulting weighted average grant fair value	$1.80	—
There were no options granted during the three months ended March 31, 2011. For grants made during the three months ended March 31, 2010, the expected term assumption was estimated using past history of early exercise behavior and estimated expectations of future exercise behavior. Starting with the December 2010 annual grants to the Company’s employees, the Company relied exclusively on its historical volatility as an input to the option pricing model as the Company’s management believes that this rate will be representative of future volatility over the expected term of the options. Prior to December 2010, because the Company had been publicly traded for a limited period, the expected volatility assumption was based on the historical volatility of peer companies over the expected term of the option awards.

Estimates of pre-vesting option forfeitures are based on the Company’s experience. For outstanding options, the Company uses a forfeiture rate of 0 — 50% depending on when and to whom the options are granted. The Company adjusts its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment in the period of change and may impact the amount of compensation expense to be recognized in future periods.
The weighted average risk-free interest rate represents interest rate for treasury constant maturities published by the Federal Reserve Board. If the term of available treasury constant maturity instruments is not equal to the expected term of an employee option, Cyclacel uses the weighted average of the two Federal Reserve securities closest to the expected term of the employee option.
During the three months ended March 31, 2010, 39,277 stock options were exercised resulting in approximately $17,000 of cash proceeds to the Company. During the three months ended March 31, 2011, there were 5,131 stock options exercised totaling approximately $2,000 in proceeds. As the Company presently has tax loss carry forwards from prior periods and expects to incur tax losses in 2011, the Company is not able to benefit from the deduction for exercised stock options in the current reporting period.
Restricted Stock
In November 2008, the Company issued restricted common stock to an employee subject to certain forfeiture provisions. Specifically, one quarter of the award vested one year from the date of grant and 1/48 of the award effectively vests each month thereafter. This restricted stock grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. Summarized information for the restricted stock grant for the three months ended March 31, 2011 is as follows:

		Weighted Average Grant
	Restricted Stock	Date Value Per Share

Non-vested at December 31, 2010	23,954	$0.44

Vested	(3,126)	$0.44

Non-vested at March 31, 2011	20,828	$0.44

Restricted Stock Units
Restricted stock units were issued to senior executives of the Company in November 2008, which entitle the holders to receive a specified number of shares of the Company’s common stock over the four year vesting term. A restricted stock unit grant is accounted for at fair value at the date of grant which is equivalent to the market price of a share of the Company’s common stock, and an expense is recognized during the vesting term. There were no restricted stock unit grants prior to November 2008. Summarized information for restricted stock grants for the three months ended March 31, 2011 is as follows:

		Weighted Average Grant
	Restricted Stock Units	Date Value Per Share

Non-vested at December 31, 2010	35,931	$0.44

Vested	(4,689)	$0.44

Non-vested at March 31, 2011	31,242	$0.44
7. COMMITMENTS AND CONTINGENCIES
Licensing Agreements
The Company has entered into licensing agreements with academic and research organizations. Under the terms of these agreements, the Company has received licenses to technology and patent applications. The Company is required to pay royalties on future sales of product employing the technology or falling under claims of patent applications.
Pursuant to the Daiichi-Sankyo license under which the Company licenses certain patent rights for sapacitabine, its lead drug candidate, the Company is under an obligation to use reasonable endeavors to develop a product and obtain regulatory approval to sell a product and has agreed to pay Daiichi-Sankyo an up-front fee, reimbursement for Daiichi-Sankyo’s enumerated expenses, milestone payments and royalties on a country-by-country basis. As a result of the SEAMLESS trial entering Phase 3 during the first quarter of 2011, $1.6 million was recorded under accrued liabilities and other current liabilities in the Company’s consolidated balance sheet as of March 31, 2011. Under this agreement, aggregate milestone payments totaling $11.7 million could be payable subject to achievement of all the specific contractual milestones and the Company’s decision to continue with these projects. The up-front fee and certain past reimbursements have been paid. Royalties are payable in each country for the term of patent protection in the country or for ten years following the first commercial sale of licensed products in the country, whichever is later. Royalties are payable on net sales. Net sales are defined as the gross amount invoiced by the Company or its affiliates or licensees, less discounts, credits, taxes, shipping and bad debt losses. The agreement extends from its commencement date to the date on which no further amounts are owed under it. If the Company wishes to appoint a third party to develop or commercialize a sapacitabine-based product in Japan, within certain limitations, Daiichi-Sankyo must be notified and given a right of first refusal to develop and/or commercialize in Japan. In general, the license may be terminated by the Company for technical, scientific, efficacy, safety, or commercial reasons on six months notice, or twelve months, if after a launch of a sapacitabine-based product, or by either party for material default. In addition, pursuant to the Daiichi-Sankyo license, the Company is required to use commercially reasonable efforts to commercialize products based on the licensed rights and to use reasonable efforts to obtain regulatory approval to sell the products in at least one country by September 2011, unless we are prevented from doing so by virtue of an “exceptional cause,” which generally constitutes a scientific or other technical cause outside of the Company’s control or arising from the activities of third parties, difficulties outside of the Company’s reasonable control in patient recruitment into trials or any significant, unexpected change in the regulatory requirements in a country affecting the development of our drug candidate. If regulatory approval is not obtained by September 2011, and there has been no exceptional cause responsible for the delay, the agreement provides that Daiichi-Sankyo may terminate the license. On termination, if Daiichi-Sankyo wishes to acquire an exclusive license to sapacitabine intellectual property developed by us during the term of the license, Daiichi-Sankyo may notify the Company and the parties will meet to negotiate commercial terms in good faith. If agreement cannot be reached, the terms of the exclusive license are to be determined by an expert.

Guarantee
On July 28, 2005 and amended on March 27, 2006, Cyclacel Group plc (“Group”) signed a convertible Loan Note Instrument constituting convertible unsecured loan notes (the “Loan”) and entered into a Facility Agreement (“Agreement”) with Scottish Enterprise (“SE”), as lender, whereby SE subscribed for £5 million, or approximately $9 million at the time, of the convertible loan notes. The loan was subsequently converted into 1,231,527 preferred D shares of the Group in satisfaction of all amounts owed by Group under the convertible loan notes. The number of preferred D shares that SE received was calculated by dividing the principal amount outstanding under the loan note by £4.06. The preferred D shares were exchanged for shares in Xcyte Therapies, Inc. on March 27, 2006 as part of the transaction between Xcyte and Cyclacel Limited. However, Scottish Enterprise retained the ability it had under the Agreement to receive a cash payment should the research operations in Scotland be significantly reduced. The Company had guaranteed approximately £5 million, the amount potentially due to SE, which will be calculated as a maximum of £5 million less the market value of the shares held by SE at the time of any significant reduction in research facilities.
On June 22, 2009, the Company amended the March 2006 Agreement with SE, in order to allow the Company to implement a reduction of the Company’s research operations located in Scotland in exchange for the parties’ agreement to modify the payment terms of the Agreement in the principal amount of £5 million (approximately $8.0 million at December 31, 2009), which SE had previously entered into with the Company. The original agreement dated March 27, 2006, provided for repayment of £5 million in the event the Company significantly reduced its Scottish research operations. Pursuant to the terms of the Amendment, in association with Cyclacel’s material reduction in staff at its Scottish research facility, the parties agreed to a modified payment of £1 million (approximately $1.7 million at June 22, 2009) payable in two equal tranches. On July 1, 2009 the first installment of £0.5 million (approximately $0.8 million) was paid and the remaining amount of £0.5 million (approximately $0.8 million) was paid on January 6, 2010. In addition, should a further reduction below current minimum staff levels be effectuated before July 2014 without SE’s prior consent, the Company will guarantee approximately £4 million, the amount potentially due to SE, which will be calculated as a maximum of £4 million less the market value of the shares held by SE at the time of any further reduction in research facilities.
This arrangement is accounted for as a liability and is measured at fair value. Changes in fair value are recognized in earnings. Due to the nature of the associated contingency and its likelihood of occurence, the Company has concluded the fair value of this liability is immaterial as of December 31, 2010 and March 31, 2011.
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

8. STOCKHOLDERS’ EQUITY
Preferred stock
As of March 31, 2011, there were 1,213,142 shares of Preferred Stock issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board of Directors and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10 per share, plus accrued and unpaid dividends.
The Preferred Stock is convertible at the option of the holder at any time into the Company’s shares of common stock at a conversion rate of approximately 0.42553 shares of common stock for each share of Preferred Stock based on a price of $23.50. During 2010, 833,671 shares of Preferred Stock were converted into 1,655,599 shares of the Company’s common stock, which is described in more detail below. Since inception through March 31, 2011, holders have voluntarily converted 1,776,858 shares of Preferred Stock into common stock. The Company has reserved 516,228 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at March 31, 2011. The converted shares of Preferred Stock have been retired and canceled and shall upon cancellation be restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors as shares of Preferred Stock of one or more series.
The Company may automatically convert the Preferred Stock into common stock if the closing price of the Company’s common stock has exceeded $35.25, which is 150% of the conversion price of the Preferred Stock, for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion.
The Certificate of Designations governing the Preferred Stock provides that if the Company fails to pay dividends on its Preferred Stock for six quarterly periods, holders of Preferred Stock are entitled to nominate and elect two directors to the Company’s Board of Directors. This right accrued to the Preferred Stock Stockholders as of August 2, 2010. On October 4, 2010, the Company held a special meeting of the holders of its Preferred Stock for the purpose of electing two directors to the Company’s Board of Directors. The meeting was adjourned to Monday, November 1, 2010, because a quorum of the holders of the Company’s Preferred Stock was not present in person or represented by proxy to transact business at the meeting. The adjournment was approved by a vote of 324,678 shares of Preferred Stock, with no shares voted against the adjournment, thus constituting approval by more than the majority of the holders of the Preferred Stock represented in person or by proxy at the meeting and entitled to vote on the adjournment. The previously adjourned meeting was held on November 1, 2010. A quorum was not reached at the November 1, 2010 meeting either, with 505,773 shares of Preferred Stock represented in person and by proxy at the meeting, representing only 41.69% of the issued and outstanding shares of the Company’s Preferred Stock. The meeting was not further adjourned. The holders of the Company’s preferred stock will have the opportunity at the 2011 annual meeting of stockholders to elect two directors to the Company’s Board of Directors. Once elected, the directors will have the ability to participate in the management of the Company until all such dividends have been paid in full.
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
Conversion of Convertible Preferred Stock
During the first quarter of 2010, Cyclacel entered into an agreement to exchange shares of the Company’s Preferred Stock into shares of common stock. The table below provides details of the aggregate activities:

For the three months ended
March 31, 2010
Preferred shares exchanged	123,400

Common shares issued:

At stated convertible option	52,510

Incremental shares issued under an inducement offer	186,886

Total common shares issued:	239,396
ASC 260, EITF Topic D-42, “The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (“ASC 260”) requires that if convertible preferred stock is converted to other securities pursuant to an inducement offer, the Company should record the excess of (1) the fair value of all securities and other consideration transferred to the holders of the convertible preferred stock and (2) the fair value of securities issuable to the original conversion terms as an increase to net loss to arrive at a net loss attributable to common shareholders. The stockholder received more shares of the Company’s common stock than would have been delivered pursuant to the original conversion terms of the Preferred Stock, pursuant to a short term inducement offer. The excess of the fair value of the common stock transferred to the stockholder over the carrying amount of the preferred stock in the Company’s balance sheet at the time of the transfer was considered to be an additional return to the Preferred Stockholders. Accordingly, the Company recorded deemed dividends related to the incremental shares issued under an inducement offer of approximately $0.4 million during the first quarter of 2010 to additional paid in capital on the consolidated balance sheet. The Company subtracted this additional return of $0.4 million from net loss to arrive at net loss available to common shareholders in the calculation of earnings per share.
Common Stock
October 2010 Private Placement
On October 7, 2010, the Company completed a private placement pursuant to which it sold approximately $15.2 million of its units to several institutional investors, for net proceeds of approximately $14.0 million. The units consist of one share of common stock and 0.5 of a warrant, with each whole warrant representing the right to purchase one share of common stock at an exercise price of $1.92 per share for a period of five years. As of March 31, 2011, all options and warrants issued to the investors are outstanding and have been classified as equity. The investors purchased a total of 8,323,190 units at a price of $1.82625 per unit. The investors also have the right to acquire up to 4,161,595 additional units at a price of $1.67 per unit (for $6.9 million in gross proceeds) at any time up to nine months after closing or by July 6, 2011. As of March 31, 2011, none of the additional units had been exercised. The transaction date fair value of the warrants and additional optional units was $5.1 million and $2.8 million, respectively. Net proceeds of approximately $14.0 million were allocated based on relative transaction date fair values in the following manner: $8.9 million ($1.07 per share), $3.3 million ($0.79 per warrant) and $1.8 million ($0.43 per optional unit) to common shares, warrants and the additional optional units, respectively.

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
January 2010 Registered Direct Financings
On January 25, 2010, the Company completed the sale of 2,350,000 units in a “registered direct” offering at a purchase price of $2.50 per unit to certain institutional investors of the Company for gross proceeds of approximately $5.9 million. Each unit consisted of one share of the Company’s common stock and one warrant to purchase 0.30 of one share of its common stock. The warrants have a five-year term from the date of issuance, are exercisable beginning six months from the date of issuance at an exercise price of $2.85 per share of common stock. As of March 31, 2011, warrants issued to the investors have been classified as equity. The transaction date fair value of the warrants of $1.0 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 2.39%, expected volatility — 90%, expected dividend yield — 0%, and a remaining contractual life of 5.00 years. As of March 31, 2011, all the warrants are outstanding. Net proceeds of approximately $5.4 million were allocated based on relative transaction date fair values in the following manner: $4.5 million ($1.93 per share) to common shares and $0.9 million ($1.29 per warrant) to the warrants.
On January 13, 2010, the Company completed the sale of 2,850,000 units in a “registered direct” offering to certain institutional investors. Each unit was sold at a purchase price of $2.51 per unit and consists of one share of the Company’s common stock and one warrant to purchase 0.25 of one share of its common stock for gross proceeds of approximately $7.2 million. The warrants have a five-year term from the date of issuance, are exercisable beginning six months from the date of issuance at an exercise price of $3.26 per share of common stock. As of March 31, 2011, warrants issued to the investors have been classified as equity. The transaction date fair value of the warrants of $1.3 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 2.55%, expected volatility — 90%, expected dividend yield — 0%, and a remaining contractual life of 5.00 years. As of March 31, 2011, all the warrants are outstanding. Net proceeds of approximately $6.5 million were allocated based on relative transaction date fair values in the following manner: $5.6 million ($1.95 per share) to common shares and $0.9 million ($1.32 per warrant) to the warrants.

July 2009 Registered Direct Financing
On July 29, 2009, the Company sold its securities to select institutional investors consisting of 4,000,000 units in a “registered direct” offering at a purchase price of $0.85 per unit (each, a “Unit”). Each Unit consisted of (i) one share of the Company’s common stock, (the “Common Stock”), (ii) one warrant to purchase 0.625 of one share of Common Stock (a “Series I Warrant”) and (iii) one warrant to purchase 0.1838805 of one share of Common Stock (a “Series II Warrant”). The Series I Warrants had a seven-month term from the date of issuance, were exercisable beginning six months from the date of issuance at an exercise price of $1.00 per share of Common Stock. During the first quarter of 2010, all of The Series I Warrants were exercised for $2.5 million. The Series II Warrants have a five-year term from the date of issuance, are exercisable beginning six months from the date of issuance at an exercise price of $1.00 per share of Common Stock. During the first quarter of 2010, 43,266 common shares were issued upon exercise of Series II Warrants with proceeds of $43,266. There were no exercises during the quarter ended March 31, 2011.
The sale of the Units was made pursuant to Subscription Agreements, dated July 23, 2009, with each of the investors. The net proceeds to the Company from the sale of the Units, after deducting for the placement agent’s fees and offering expenses, were approximately $2.9 million. As of March 31, 2011, the remaining Series II Warrants outstanding and exercisable into 692,256 of the Company’s shares of common stock have been classified as equity. The transaction date fair value of the Series II Warrants of $0.6 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 2.69%, expected volatility - 90%, expected dividend yield — 0%, and a remaining contractual life of 5.00 years.
December 2007 Committed Equity Financing Facility
On December 10, 2007 and as amended on November 24, 2009, Cyclacel entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge, in which Kingsbridge committed to purchase the lesser of 4,084,590 shares of common stock or $60 million of common stock from Cyclacel over a three-year period. The CEFF lapsed on December 10, 2010.
During March 2010, the Company sold 1,563,208 shares of its common stock to Kingsbridge under the CEFF, in consideration of aggregate proceeds of $3.1 million. During December 2009 and January 2010, the Company sold an aggregate of 1,583,626 shares of its common stock to Kingsbridge under the terms of the CEFF in consideration of an aggregate of $1.3 million, of which approximately $1.0 million was received in 2009, with the balance of $0.3 million in respect of common shares subscribed but unissued at December 31, 2009, received by the Company in January 2010.
Common Stock Warrants
In connection with the Company’s February 16, 2007 “registered direct” offering the Company issued to investors warrants to purchase 1,062,412 shares of common stock. The warrants issued to the investors are being accounted for as a liability. At the date of the transaction, the fair value of the warrants of $6.8 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 4.58%, expected volatility - 85%, expected dividend yield — 0%, and a remaining contractual life of 6.88 years. The value of the warrant is being marked to market each reporting period as a derivative gain or loss on the consolidated statement of operations until exercised or expiration. See “Note 3 — Fair Value” for further details.

The following table summarizes information about warrants outstanding at March 31, 2011:

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

Exercise of Stock Options
During the three months ended March 31, 2010, there were 39,277 stock option exercises totaling approximately $17,000. During the three months ended March 31, 2011, there were 5,131 stock option exercises totaling approximately $2,000.
10. SUBSEQUENT EVENTS
On April 11, 2011, the Board declared a quarterly cash dividend in the amount of $0.15 on the Company’s Preferred Stock. The dividend was paid on May 2, 2011 to holders of record of the Preferred Stock on the close of business on April 22, 2011.

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
Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2010, as updated and supplemented by Part II, Item 1A, entitled “Risk Factors,” of our Quarterly Reports on Form 10-Q, and elsewhere in this report. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, “Cyclacel,” the “Company,” “we,” “us,” and “our” refer to Cyclacel Pharmaceuticals, Inc.
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
The Company has advanced two additional product candidates, seliciclib in Phase 2 for NSCLC and nasopharyngeal cancer or NPC, and CYC116 in Phase 1 clinical development. The combination of sapacitabine with seliciclib is also being evaluated in a Phase 1 clinical trial. The Company will determine the feasibility of pursuing further development and/or partnering these assets depending on the availability of funding and further clinical data. In addition, we market directly in the United States Xclair® Cream for radiation dermatitis and Numoisyn® Liquid and Numoisyn® Lozenges for xerostomia.

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
Although our resources are primarily directed towards advancing our anticancer drug candidate sapacitabine through in-house development activities we are also progressing, but with lower levels of investment than in previous years, our other novel drug series which are at earlier stages. As a consequence of our focus on sapacitabine clinical development, research and development expenditures for the three months ended March 31, 2011 increased by $0.9 million, or 41%, to $3.1 million, compared to $2.2 million for the three months ended March 31, 2010.
We have retained rights to commercialize our clinical development candidates and our business strategy is to enter into selective partnership arrangements with these programs.
Our corporate headquarters is located in Berkeley Heights, New Jersey, with a research facility located in Dundee, Scotland.
From our inception in 1996 through March 31, 2011, we have devoted substantially all our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of March 31, 2011, our accumulated deficit during the development stage was approximately $246.4 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and preclinical drug candidates. Our operating expenses are comprised of research and development expenses and selling and general and administrative expenses.
To date, we have not generated significant product revenue but have financed our operations and internal growth through private placements, licensing revenue, interest on investments, government grants and research and development tax credits. Prior to October 2007, our revenue consisted of collaboration and grant revenue. Beginning in 2008, we recognized revenue from sales of commercial products, for the first time, following the ALIGN acquisition in October 2007. We have recognized revenues from inception through March 31, 2011 totaling approximately $9.3 million of which approximately $2.5 million is derived from product sales, approximately $3.1 million from fees under collaborative agreements and approximately $3.7 million of grant revenue from various United Kingdom government grant awards.
Recent Developments
On February 1, 2011, we paid a quarterly cash dividend in the amount of $0.15 per share on our 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”). The dividend was paid to holders of record of the Preferred Stock as of the close business on January 21, 2011.
The Board of Directors (the “Board”) considers numerous factors in determining whether to declare a quarterly dividend, including the requisite financial analysis and determination of a surplus. While the Board will analyze the advisability of the declaration of dividends in future quarters, there is no assurance that future quarterly dividends will be declared.

Subsequent Events
On April 11, 2011, our Board declared a quarterly cash dividend in the amount of $0.15 on our Preferred Stock. The dividend was paid on May 2, 2011 to holders of record of the Preferred Stock on the close of business on April 22, 2011.
Results of Operations
Three Months Ended March 31, 2009 and 2010
Revenues
The following table summarizes the components of our revenues for the three months ended March 31, 2010 and 2011:

	Three months ended March 31,
	2010	2011	Difference	Difference
		($000s)		%
Product revenue	254	192	(62)	(24)
Grant revenue	17	—	(17)	(100)

Total revenue	271	192	(79)	(29)

Product revenue is derived from the sale of Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges following the ALIGN asset acquisition on October 5, 2007. During the three months ended March 31, 2010 and 2011, we recognized approximately $0.3 million and $0.2 million, respectively in accordance with our revenue recognition policy.
Grant revenue is recognized as we incur and pay for qualifying costs and services under the applicable grant. Grant revenue is primarily derived from various United Kingdom government grant awards. We did not recognize any grant revenue for the three months ended March 31, 2011, which represents a 100% decrease from the recognized grant revenue of approximately $17,000 for the three months ended March 31, 2010. This was as a result of finalization of a three-year European Union grant in 2010.
The future
We expect to continue to maintain the sales of ALIGN products in 2011 through the support of a small sales and marketing infrastructure. We do not expect to earn any grant revenue during the remainder of year, as no awards are expected from the year ended December 31, 2011.
Cost of goods sold

	Three months ended March 31,
	2010	2011	Difference	Difference
		($000s)		%
Cost of goods sold	142	106	(36)	(25)

Total cost of sales represented 56% and 55% of product revenue for the three months ended March 31, 2010 and 2011, respectively.

Research and development expenses
We expense all research and development costs as they are incurred. Research and development expenses primarily include:
•	clinical trial and regulatory-related costs;

•	payroll and personnel-related expenses, including consultants and contract research;
•	preclinical studies and laboratory supplies and materials;
•	technology license costs; and
•	rent and facility expenses for our laboratories.
The following table provides information with respect to our research and development expenditure for the three months ended March 31, 2010 and 2011:

	Three months ended March 31,
	2010	2011	Difference	Difference
		($000s)		%
Sapacitabine	1,622	2,971	1,349	83
Seliciclib	61	9	(52)	(85)
CYC116	16	3	(13)	(81)
Other research and development costs	479	97	(382)	(80)

Total research and development expenses	2,178	3,080	902	41

Total research and development expenses represented 46% and 62% of our operating expenses for the three months ended March 31, 2010 and 2011, respectively.
Research and development expenditure increased by $0.9 million to $3.1 million for the three month period ended March 31, 2011 from $2.2 million for the three month period ended March 31, 2010. The increase in costs of $0.9 million is primarily due to $1.6 million of contractual expenses, resulting from an achievement of a milestone triggered by the opening of enrollment in our SEAMLESS trial, pursuant to the Daiichi-Sankyo license under which we license certain patent rights for sapacitabine. This cost was partially offset by reductions of $0.4 million in stock-based and other employee related compensation and $0.2 million related to completed or discontinued clinical trials and programs. The $1.6 million license expense, partially offset by a $0.2 million reduction in employment related and overhead costs and a $0.1 million reduction in clinical trial expenses, explains the $1.3 million increase in Sapacitabine costs from $1.6 million for the three months ended March 31, 2010 to $3.0 million for the three months ended March 31, 2011. Seliciclib costs decreased by $52,000 from $61,000 for the three months ended March 31, 2010 to $9,000 for three months ended March 31, 2011 primarily due to the completion of clinical trials. In the CYC116 program expenditures were lower by $13,000, which reflects a minimal level of activity with regard to the program. Other research and development costs were reduced by approximately $0.4 million from approximately $0.5 million for the three months ended March 31, 2010 to approximately $0.1 million for three months ended March 31, 2011 due to lower employment related costs, overhead costs and stock-based compensation.
The future
We will continue to concentrate our resources on the development of sapacitabine. We anticipate that overall research and development expenditures in 2011 will increase as we enroll the SEAMLESS pivotal Phase 3 trial.

Selling, general and administrative expenses
Selling, general and administrative expenses include costs for sales and marketing and administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the selling, general and administrative expenses for the three months ended March 31, 2010 and 2011:

	Three months ended March 31,
	2010	2011	Difference	Difference
		($000s)		%
Total selling, general and administrative expenses	2,402	1,806	(596)	(25)

Total selling, general and administration expenses represented 51% and 36% of our operating expenses for the three months ended March 31, 2010 and 2011, respectively.
Our selling, general and administrative expenditure decreased by $0.6 million from $2.4 million for the three months ended March 31, 2010 to $1.8 million for the three months ended March 31, 2011. The decrease of $0.6 million in expenses was primarily attributable to a net decrease in professional and consultancy costs of $0.3 million and a decrease in employee compensation of $0.3 million, mostly due to incentive compensation, which was recorded during the three months ended March 31, 2010 with no corresponding expense for the three months ended March 31, 2011. These amounts were partially offset by a $0.1 million increase in stock-based compensation.
The future
We expect our selling, general and administrative expenditures in 2011 to remain at the same level or to be less than our expenditures in 2010.
Other income (expense)
The following table summarizes other income (expense) for the three months ended March 31, 2010 and 2011:

	Three months ended March 31,
	2010	2011	Difference	Difference
		($000s)		%
Change in valuation of warrants	(789)	78	867	(110)
Foreign exchange gains (losses)	11	(68)	(79)	(718)
Interest income	9	11	2	22
Interest expense	(24)	—	24	(100)

Total other income (expense)	(793)	21	814	(103)

Total other income and expense, net, increased by approximately $0.8 million, from an expense of $0.8 million for the three months ended March 31, 2010, to income of $21,000 for the three months ended March 31, 2011. The most significant impact is the change in the valuation of the warrant liability due to the decrease in our common share price as noted below.
The change in valuation of warrants relates to the issue of warrants to purchase shares of our common stock under the registered direct financing completed in February 2007. The warrants issued to the investors meet the requirements of and are being accounted for as a liability in accordance with ASC 480, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The fair value of the warrants is remeasured each reporting period with a derivative gain or loss recognized in the consolidated statement of operations. Such gains or losses will continue to be reported until the warrants are exercised or expired. For the three months ended March 31, 2010 and 2011, the change in the value of warrants was a $0.8 million increase and a $0.1 million decrease, respectively.
Foreign exchange gains (losses) decreased by $79,000 to a loss of $68,000 for the three months ended March 31, 2011 compared to a gain of $11,000 for the three months ended March 31, 2010. Foreign exchange gains/(losses) are reported in the consolidated statement of operations as a separate line item within other income (expense).
Interest income increased by approximately $2,000 to $11,000 for the three months to March 31, 2010 from $9,000 for the three months ended March 31, 2010. This is mostly attributed to a higher average daily balance of cash and cash equivalents during the three months ended March 31, 2011 compared to the same period in 2010.

Interest expense decreased by $24,000 from $24,000 for the three months ended March 31, 2010 to $0 for the three months ended March 31, 2011. This reduction was primarily due to the elimination of the accretion expense associated with the restructured Bothell lease, which expired in December 2010.
The future
The valuation of the warrant liability will continue to be re-measured at the end of each reporting period. The valuation of the warrants is dependent upon many factors, including our stock price, interest rates and the remaining term of the instrument and may fluctuate significantly, which may have a significant impact on our statement of operations.
Conversions of preferred stock into ordinary shares could result in a charge to the consolidated statement of operations for any premium upon conversion.
Income tax benefit
Credit is taken for research and development tax credits, which are claimed from the United Kingdom’s revenue and customs authority, or HMRC, in respect of qualifying research and development costs incurred.
The following table summarizes research and development tax credits for the three months ended March 31, 2010 and 2011:

	Three months ended March 31,
	2010	2011	Difference	Difference
		($000s)		%
Total income tax benefit	133	191	58	44

Research and development tax credits recoverable increased by $60,000 to $0.2 million for the three months ended March 31, 2011 from $0.1 million for three months ended March 31, 2010. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year, but restricted to payroll taxes paid by us in the United Kingdom in that same year.
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

Liquidity and Capital Resources
The following is a summary of our key liquidity measures at December 31, 2010 and March 31, 2011:

	December 31,	March 31,		%
	2010	2011	$ Difference	Difference
	($000s)
Cash and cash equivalents	$29,495	$25,350	$(4,145)	(14)%

Working capital:
Current assets	$31,051	$26,866	$(4,185)	(13)%
Current liabilities	(6,535)	(6,813)	(278)	4%

Working capital	$24,516	$20,053	$(4,463)	(18)%

At March 31, 2011, we had cash and cash equivalents of $25.4 million as compared to $29.5 million at December 31, 2010. The decrease in balance at March 31, 2010 was primarily due to normal cash outflows required to operate our business. Since our inception, we have not generated any significant revenue and have relied primarily on the proceeds from sales of equity and preferred securities to finance our operations and internal growth. Additional funding has come through interest on investments, licensing revenue, government grants and research and development tax credits. We have incurred significant losses since our inception. As of March 31, 2011, we had an accumulated deficit during the development stage of $246.4 million. We believe that existing funds together with cash generated from operations and recent financing activities are sufficient to satisfy our planned working capital, capital expenditures, debt service and other financial commitments for at least the next twelve months. Current business and capital market risks could have a detrimental affect on the availability of sources of funding and our ability to access them in the future which may delay or impede our progress of advancing our drugs currently in the clinic to approval by the FDA for commercialization.
Cash provided by (used in) operating, investing and financing activities
Cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2009 and 2010, is summarized as follows:

	Three months ended March 31,
	2010	2011
	($000s)
Net cash used in operating activities	(4,771)	(3,892)
Net cash provided by investing activities	30	—
Net cash provided by (used in) financing activities	17,596	(260)
Operating activities
Net cash used in operating activities decreased $0.9 million, from $4.8 million for the three months ended March 31, 2010 to $3.9 million for the three months ended March 31, 2011. Net cash used in operating activities during the three months ended March 31, 2011 resulted from our net operating loss of $4.6 million, adjusted for material non-cash activities comprising of change in valuation of liability-classified warrants, depreciation and amortization and non-cash stock based compensation expense, amounting to $0.3 million and a net decrease in working capital of $0.4 million due to an increase in prepaid expenses combined with an increase in accounts payable and other current liabilities.
Investing activities
Net cash provided by investing activities for the three months ended March 31, 2010 was $30,000 as a result of the sale of laboratory equipment. There were no cash flows from investing activities during the three months ended March 31, 2011.

Financing activities
Net cash used in financing activities for the three months ended March 31, 2011 was $0.3 million. Net cash provided by financing activities was $17.6 million for the three months ended March 31, 2010. During the three months ended March 31, 2010, we completed two registered direct offerings in January 2010 for gross proceeds of approximately $13.0 million, drew down the Kingsbridge CEFF totaling approximately $2.8 million and had investors exercising warrants totaling $2.7 million. During the three months ended March 31, 2011, we paid a cash dividend to our Preferred Shareholders of approximately $0.2 million.
Operating Capital and Capital Expenditure Requirements
We expect to continue to incur substantial operating losses in the future. While we have generated modest product revenues from ALIGN product sales from October 2007 through March 31, 2011, we can not guarantee that we will generate any significant product revenues until a product candidate has been approved by the FDA or similar regulatory agencies in other countries and successfully commercialized.
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
As we offer a general right of return on these product sales, we must consider the guidance in ASC Topic 605. Under these guidelines, we account for all product sales using the “sell-through” method. Under the sell-through method, revenue is not recognized upon shipment of product to distributors. Instead, we record deferred revenue at gross invoice sales price and deferred cost of sales at the cost at which those goods were held in inventory. We recognize revenue when such inventory is sold through to the end user. To estimate products sold through to end users, we rely on third-party information, including information obtained from significant distributors with respect to their inventory levels and sell-through to customers.
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

Warrants Liability
ASC 480 requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as an equity instrument, asset or liability. Under the provisions of ASC 480, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no subsequent fair value adjustments are required. We review the classification of the contracts at each balance sheet date. With respect to warrants issued in February 2007 as part of a financing and pursuant to ASC 480, since we are unable to control all the events or actions necessary to settle the warrants in registered shares the warrants have been recorded as a current liability at fair value. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statements of operations. During the three months ended March 31, 2011, the Company recognized the change in the value of warrants of approximately $0.1 million as a gain on the consolidated statement of operations. During the three months ended March 31, 2010, the Company recognized the change in the value of warrants as a loss of approximately $0.8 million, on the consolidated statement of operations. Fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the warrants liability.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to fluctuations in foreign currency exchange rates.
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
We currently do not engage in foreign currency hedging. We enter into certain transactions denominated in foreign currencies in respect of underlying operations and, therefore, we are subject to currency exchange risks. We realized losses $68,000 and gains of $11,000 for the three months ended March 31, 2011 and 2010, respectively.
Common Stock Price Risk
In February 2007, we issued common stock and warrants. Pursuant to ASC 480, we recorded the fair value of the warrants as a current liability. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the condensed consolidated statements of operations. During the three months ended March 31, 2011, we recognized the change in the value of warrants of approximately $0.1 million as a gain on the consolidated statement of operations. During the three months ended March 31, 2010, we recognized the change in the value of warrants as a loss of approximately $0.8 million on the consolidated statement of operations. Fair value of the derivative instruments will be affected by estimates of various factors that may affect the respective instrument, including our stock price, the risk free rate of return and expected volatility in the fair value of our stock price. As the fair value of this derivative may fluctuate significantly from period to period, the resulting change in valuation may have a significant impact on our results of operations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of March 31, 2011, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of March 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls described in the amendment to our 2010 Annual Report on Form 10-K in the section captioned “Item 9A — Controls and Procedures — Management’s Report on Internal Control Over Financial Reporting” that remain present.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than those described below.
In response to the material weaknesses in our internal controls noted in our Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 31, 2011, management presented a proposed remediation plan to our audit committee concerning our internal controls over financial reporting, and the audit committee adopted management’s remediation plan. We are in the process of implementing this plan. Remediation of the material weaknesses will require management time and attention over the coming quarters and will result in additional incremental expenses, which includes increasing the size of our finance organization and retaining outside consultants. Any failure on our part to remedy our identified weaknesses or any additional errors or delays in our financial reporting would have a material adverse effect on our business and results of operations and could have a substantial adverse impact on the trading price of our common stock.
Subject to oversight by our board of directors, our chief executive officer will be responsible for implementing management’s internal control remediation plan, adopted by our audit committee and approved by our board of directors.
Specifically, the remediation plan consists of strengthening the financial reporting function through the hiring of qualified finance personnel, with experience in the interpretation and application of accounting principles generally accepted in the United States (“GAAP”), and designing and placing into operation appropriate controls to prevent or detect on a timely basis any potential material misstatements in the accounting, presentation and disclosure of cumulative preferred dividends. It is anticipated that the remediation plan, once implemented, will materially affect our internal control over financial reporting.
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
Pursuant to the Daiichi-Sankyo license under which we license certain patent rights for sapacitabine, our lead drug candidate, we are required to use commercially reasonable efforts to commercialize products based on the licensed rights and to use reasonable efforts to obtain regulatory approval to sell the products in at least one country by September 2011, unless we are prevented from doing so by virtue of an “exceptional cause,” which generally constitutes a scientific or other technical cause outside of our control or arising from the activities of third parties, difficulties outside of our reasonable control in patient recruitment into trials or any significant, unexpected change in the regulatory requirements in a country affecting the development of our drug candidate. If regulatory approval is not obtained by September 2011, and there has been no exceptional cause responsible for the delay, the agreement provides that Daiichi-Sankyo may terminate the license. As it is unlikely that regulatory approval for the product will be obtained by September 2011, it is the Company’s intention to negotiate an appropriate amendment to this date on various grounds, among other things, changes that have taken place in the regulatory environment, as provided within the agreement. If negotiation was not successful, litigation could ensue and there would be no assurances as to the result thereof. Termination of the license agreement could seriously harm our business. On termination, if Daiichi-Sankyo wishes to acquire an exclusive license to sapacitabine intellectual property developed by us during the term of the license, Daiichi-Sankyo may notify us and the parties will meet to negotiate commercial terms in good faith. If agreement cannot be reached, the terms of the exclusive license are to be determined by an expert.
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
We have in-licensed from Sinclair the distribution rights to the ALIGN products. This license agreement imposes obligations on us and expires in 2015. Although we are currently in compliance with all of our material obligations under this license, if we were to breach any such obligations, Sinclair would be permitted to terminate the license. In addition, if we are unable to extend the term of the license agreement, it would prevent us from distributing the ALIGN products.
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
Inventory levels of Xclair® Cream, Numoisyn® Liquid or Numoisyn® Lozenges held by wholesalers can also cause our operating results to fluctuate unexpectedly. For the three months ended March 31, 2010 and 2011, approximately 91% and 90%, respectively, of our product sales in the United States were to three wholesalers, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen. Inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to wholesalers do not match customer demand. We have entered into inventory management agreements with these U.S. wholesalers under which they provide us with data regarding inventory levels at these wholesalers. However, these wholesalers may not be completely effective in matching inventory levels to customer demand, as they make estimates to determine customer demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations, for which we have no inventory management agreements and have no control in respect to their buying patterns. Also, the non-retail sector in the United States, which includes government institutions and large health maintenance organizations, tends to be less consistent in terms of buying patterns, and often causes quarter-over-quarter fluctuations in inventory and ordering patterns. We attempt to monitor inventory of Xclair®, Numoisyn® Liquid or Numoisyn® Lozenges in the United States through the use of internal sales forecasts and the expiration dates of product shipped, among other factors.

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
We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of December 31, 2010 and March 31, 2011, our accumulated deficit was $241.8 million and $246.4 million, respectively. Our net loss for the three months ended March 31, 2010 and 2011 was $5.1 million and $4.6 million, respectively. Our net loss applicable to common stockholders from inception through March 31, 2011 was $287.7 million. Our drug candidates are in the mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years, as we continue our research and development of our drug candidates, seek regulatory approvals, commercialize any approved drugs and market and promote the ALIGN products: Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.
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
Specifically, sapacitabine is covered in granted, composition of matter patents that expire in 2014 in the United States and 2012 outside the United States. Sapacitabine is further protected by additional granted, composition of matter patents claiming certain, stable crystalline forms of sapacitabine and their pharmaceutical compositions and therapeutic uses that expire in 2022 and also patent applications claiming the combination of sapacitabine with decitabine which is being tested as one of the arms of the SEAMLESS Phase 3 trial. In early development, amorphous sapacitabine was used. We have used one of the stable, crystalline forms of sapacitabine in nearly all our Phase 1 and in all of our Phase 2 clinical studies. We have also chosen this form for commercialization. Additional patents claim certain medical uses and formulations of sapacitabine which have emerged in our clinical trials. Seliciclib is protected by granted, composition of matter patents that expire in 2016. Additional patents claim certain medical uses which have emerged from our research programs.
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
During March 2011, we identified a deficiency in respect of our internal controls over financial reporting, specifically our controls over the accounting for cumulative preferred stock dividends, that constitutes a material weakness as described in the SEC’s guidance regarding Management’s Report on Internal Control Over Financial Reporting as of December 31, 2010. As a result of this deficiency, the financial statements included in our Form 10-K for the year ended December 31, 2009, filed on March 29, 2010, as amended by Amendment No. 1 to our Annual Report of Form 10-K/A for the year ended December 31, 2009 filed on May 17, 2010 and as further amended by Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2009 filed on May 19, 2010, included errors related to the presentation and disclosure of undeclared cumulative preferred stock dividends in the consolidated balance sheet and in the statement of stockholders’ equity. Unaudited balance sheets for the each of the first three quarters of 2009 and 2010 also contained errors. In addition, in May 2010, we filed an amendment to our Annual Report on Form 10-K for the year ended December 31, 2009, to report a restatement of our financial statements and report a material weakness in our internal control over financial reporting as of December 31, 2009, specifically related to the operational failure of the controls in place to ensure the correct computation of net loss per share and presentation of preferred stock dividends in the consolidated statement of cash flows. In March 2011, our auditors indentified a further error in respect of the accounting, presentation and disclosure of cumulative undeclared preferred stock dividends, specifically the inclusion of undeclared cumulative preferred stock dividends as a current liability in its consolidated financial statements, which resulted from the material weakness as described above. This has resulted in the restatement of our consolidated balance sheets as of March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010 and September 30, 2010 and consolidated statement of stockholders’ equity for the year ended December 31, 2009 and selected financial data as of and for the year ended December 31, 2009.
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
In addition, in the event a third party seeks to acquire our company or acquire control of our company by way of a merger, but the terms of such offer do not provide for our preferred stock to remain outstanding or be converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to our preferred stock, the terms of the Certificate of Designation of our preferred stock provide for an adjustment to the conversion ratio of our preferred stock such that, depending on the terms of any such transaction, preferred stockholders may be entitled, by their terms, to receive up to $10.00 per share in common stock, causing our common stockholders not to receive as favorable a price as the price at which such shares may be trading at the time of any such transaction. As of March 31, 2011, there were 1,213,142 shares of our preferred stock issued and outstanding. If the transaction were one in which proceeds were received by the Company for distribution to stockholders, and the terms of the Certificate of Designation governing the preferred stock were strictly complied with, approximately $13,344,563 would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time. Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.

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
We will have to grant additional rights to our holders of preferred stock with respect to the management of the Company as a result of having not declared quarterly dividends on our 6% preferred stock for a total of six quarterly dividend periods.
Although our Board of Directors declared the quarterly cash dividends with respect to the fourth quarter of fiscal year 2010 and the first quarter of fiscal year 2011, there are still dividends that have accrued and are unpaid on the preferred stock for at least six quarters. As a result, the holders of our preferred stock are now entitled to nominate and elect two directors to the Company’s board of directors. This right accrued to the Preferred Stockholders as of August 2, 2010. We held a special meeting of the holders of our preferred stock to elect two directors to our Board of Directors, which was adjourned because a quorum of the holders of our preferred stock was not present in person or represented by proxy to transact business at the meeting. A quorum was not reached at such adjourned meeting either, and the meeting was not further adjourned. The holders of our preferred stock will have the opportunity at our 2011 annual meeting of stockholders to elect two directors to our Board of Directors. Once elected, the directors elected by the preferred stockholders will have the ability to participate in the management of the Company until all such dividends have been paid in full.

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
None

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

CYCLACEL PHARMACEUTICALS, INC.
Date: May 16, 2011	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and Executive Vice President, Finance