Form 10-Q
period 2011-06-30
Cyclacel Pharmaceuticals, Inc.
filed 2011-08-12
CIK 1130166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission files number 0-50626
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 12, 2011 there were 54,224,093 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.
INDEX

Page

Part I. Financial Information	3

Item 1. Financial Statements (Unaudited)	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	42

Part II. Other Information

Item 1. Legal Proceedings	44

Item 1A. Risk Factors	44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 3. Defaults upon Senior Securities	69

Item 4. (Removed and Reserved)	69

Item 5. Other Information	69

Item 6. Exhibits	69

SIGNATURE PAGE

Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In $000s, except share amounts)

	December 31,	June 30,
	2010	2011
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,495	$20,614
Inventory	174	147
Prepaid expenses and other current assets	1,382	1,688

Total current assets	31,051	22,449
Property, plant and equipment (net)	408	246

Total assets	$31,459	$22,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,723	$1,104
Accrued liabilities and other current liabilities	4,132	4,459
Warrant liability	680	477

Total current liabilities	6,535	6,040

Total liabilities	6,535	6,040

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2010 and June 30, 2011; 1,213,142 shares issued and outstanding at December 31, 2010 and June 30, 2011. Aggregate preference in liquidation (including undeclared cumulative dividends) of $13,344,562 at December 31, 2010 and June 30, 2011	1	1
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2010 and June 30, 2011; 46,564,914 and 46,587,182 shares issued and outstanding at December 31, 2010 and June 30, 2011, respectively	47	47
Additional paid-in capital	266,666	266,529
Accumulated other comprehensive loss	31	39
Deficit accumulated during the development stage	(241,821)	(249,961)

Total stockholders’ equity	24,924	16,655

Total liabilities and stockholders’ equity	$31,459	$22,695

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In $000s, except share and per share amounts)
(Unaudited)

					Period from
					August 13, 1996
	Three Months Ended		Six Months Ended		(inception) to
	June 30,		June 30,		June 30,
	2010	2011	2010	2011	2011
Revenues:
Collaboration and research and development revenue	$100	$—	$100	$—	$3,100
Product revenue	19	168	273	360	2,682
Grant revenue	—	—	16	—	3,648

	119	168	389	360	9,430
Operating expenses:
Cost of goods sold	92	72	234	178	1,570
Research and development	1,322	1,859	3,497	4,939	181,532
Selling, general and administrative	3,091	2,034	5,491	3,840	85,806
Goodwill and intangible impairment	—	—	—	—	7,934
Restructuring costs	—	—	—	—	2,634

Total operating expenses	4,505	3,965	9,222	8,957	279,476

Operating loss	(4,386)	(3,797)	(8,833)	(8,597)	(270,046)
Other income (expense):

Costs associated with aborted 2004 IPO	—	—	—	—	(3,550)
Payment under guarantee	—	—	—	—	(1,652)
Change in valuation of derivative	—	—	—	—	(308)
Change in valuation of warrants	273	125	(516)	203	6,273
Warrant re-pricing	—	—	—	—	(44)
Foreign exchange (losses)/gains	(49)	(19)	(38)	(87)	(4,342)
Interest income	8	13	17	24	13,704
Interest expense	(9)	—	(33)	—	(4,677)

Total other income (expense)	223	119	(570)	140	5,404

Loss before taxes	(4,163)	(3,678)	(9,403)	(8,457)	(264,642)
Income tax benefit	230	126	363	317	18,196

Net loss	(3,933)	(3,552)	(9,040)	(8,140)	(246,446)
Dividends on preferred ordinary shares	—	—	—	—	(38,123)
Deemed dividend on convertible exchangeable preferred shares	(2,496)	—	(2,915)	—	(3,515)
Dividend on convertible exchangeable preferred shares	(114)	(182)	(403)	(364)	(3,293)

Net loss applicable to common shareholders	$(6,543)	$(3,734)	$(12,358)	$(8,504)	$(291,377)

Net loss per share — Basic and diluted	$(0.18)	$(0.08)	$(0.36)	$(0.18)

Weighted average common shares outstanding	36,565,972	46,582,915	34,157,279	46,577,577

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $000s)
(Unaudited)

			Period from
			August 13,
			1996
			(inception)
	Six Months Ended		to
	June 30,		June 30,
	2010	2011	2011
Cash flows from operating activities:
Net loss	$(9,040)	$(8,140)	$(246,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest on notes payable, net of amortization of debt premium	2	—	100
Amortization of investment premiums, net	—	—	(2,297)
Change in valuation of derivative	—	—	308
Change in valuation of warrants	516	(203)	(6,273)
Warrant re-pricing	—	—	44
Depreciation and amortization	240	172	12,486
Amortization of intangible assets	—	—	886
Fixed asset impairment	—	—	221
Goodwill and intangibles impairment	—	—	7,934
Unrealized foreign exchange loss	—	21	7,768
Deferred revenue	—	—	(98)
Compensation for warrants issued to non-employees	—	—	1,215
Shares issued for IP rights	—	—	446
(Gain) loss on disposal of property, plant and equipment	(9)	—	99
Stock based compensation	786	455	18,596
Provision for restructuring	—	—	1,779
Amortization of issuance costs of Preferred Ordinary “C” shares	—	—	2,517
Changes in operating assets and liabilities:
Prepaid expenses, inventory and other current assets	(88)	(279)	(511)
Accounts payable, accrued liabilities and other current liabilities	(2,183)	(482)	(6,372)

Net cash used in operating activities	(9,776)	(8,456)	(207,598)

Investing activities:
Purchase of ALIGN	—	—	(3,763)
Purchase of property, plant and equipment	(8)	—	(8,831)
Proceeds from sale of property, plant and equipment	35	—	158
Purchase of short-term investments	—	—	(156,657)
Redemptions of short-term investments, net of maturities	—	—	162,729

Net cash provided by (used in) investing activities	27	—	(6,364)

Financing activities:
Payment of capital lease obligations	—	—	(3,719)
Proceeds from issuance of ordinary and preferred ordinary shares, net of issuance costs	—	—	121,678
Proceeds from issuance of common stock and warrants, net of issuance costs	15,155	(80)	82,324
Net proceeds from stock options and warrants exercised	2,700	3	173

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $000s)
(Unaudited)

			Period from
			August 13,
			1996
			(inception)
	Six Months Ended		to
	June 30,		June 30,
	2010	2011	2011
Payment of preferred stock dividend	—	(364)	(1,898)
Repayment of government loan	—	—	(455)
Government loan received	—	—	414
Loan received from Cyclacel Group Plc	—	—	9,103
Proceeds of committable loan notes issued from shareholders	—	—	8,883
Loans received from shareholders	—	—	1,645
Cash and cash equivalents assumed on stock purchase	—	—	17,915
Costs associated with stock purchase	—	—	(1,951)

Net cash provided by (used in) financing activities	17,855	(441)	234,112

Effect of exchange rate changes on cash and cash equivalents	(56)	16	464

Net increase (decrease) in cash and cash equivalents	8,050	(8,881)	20,614
Cash and cash equivalents at beginning of period	11,493	29,495	—

Cash and cash equivalents at end of period	$19,543	$20,614	$20,614

Supplemental disclosure of cash flows information:
Cash received during the period for:
Interest	11	11	11,726
Taxes	110	—	17,522
Cash paid during the period for:
Interest	(187)	—	(1,914)
Schedule of non-cash transactions:
Acquisitions of equipment purchased through capital leases	—	—	3,470
Issuance of common shares in connection with license agreements	—	—	592
Issuance of ordinary shares on conversion of bridging loan	—	—	1,638
Issuance of preferred ordinary “C” shares on conversion of secured convertible loan notes and accrued interest	—	—	8,893
Issuance of ordinary shares in lieu of cash bonus	—	—	164
Issuance of other long term payable on ALIGN acquisition	—	—	1,122
The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
Cyclacel Pharmaceuticals, Inc. (''Cyclacel’’ or the ''Company’’) is a development-stage biopharmaceutical company dedicated to the development and commercialization of novel, mechanism-targeted drugs to treat human cancers and other serious diseases. Cyclacel’s strategy is to build a diversified biopharmaceutical business focused in hematology and oncology based on a portfolio of commercial products and a development pipeline of novel drug candidates.
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
Basis of Presentation
The condensed consolidated balance sheet as of June 30, 2011, the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 and the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, and related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2010 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC; accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the condensed consolidated balance sheet as of June 30, 2011, the results of operations for the three and six months ended June 30, 2011 and 2010 and the consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 have been made. The interim results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

Subsequent Developments
Preferred Stock Dividend
On July 8, 2011, the Board of Directors (the “Board”) decided not to declare the quarterly cash dividend on the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”) with respect to the second quarter of 2011 that would have otherwise been payable on August 1, 2011.
The Board also did not declare the quarterly cash dividend with respect to each of the four quarters of fiscal year 2009 and the first, second and third quarters of 2010. To the extent that any dividends payable on the Preferred Stock are not paid, such unpaid dividends are added to the liquidity preference of the Preferred Stock. As the Company failed to pay in an aggregate amount equal to at least six quarterly dividends (whether or not consecutive) on the Preferred Stock, the size of the Company’s Board was increased by two members and the holders of the Preferred Stock, voting separately as a class, voted on May 24, 2011 and elected two directors to fill the vacancies created thereby, which directorships shall terminate when the Company pays all accrued but unpaid dividends.
License Agreement
On July 11, 2011, the Company entered into an amendment to its license agreement with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), dated September 10, 2003, relating to certain rights which the Company has licensed from Daiichi Sankyo with regard to the Company’s sapacitabine drug. Effective July 11, 2011, the license agreement was amended to irrevocably waive a termination right Daiichi Sankyo possessed under a provision of the agreement that required the Company to obtain regulatory approval to sell sapacitabine in at least one country by September 2011, and releases the Company from all claims and liability of any kind arising under such provision. The amendment further provides that the royalty due from the Company to Daiichi Sankyo on future net sales of sapacitabine be increased by a percentage between 1.25% and 1.50% depending on the level of net sales of sapacitabine realized.
Financing
On July 7, 2011, the Company closed an underwritten offering for an aggregate of 7,617,646 units, at an offering price of $1.36 per unit, for gross proceeds of approximately $10.4 million. Each unit consists of (i) one share of common stock and (ii) a five-year warrant to purchase 0.5 of a share of common stock at an exercise price of $1.36 per share, exercisable beginning six months after the date of issuance. The shares of common stock and warrants were immediately separable and were issued separately such that no units were issued. The net proceeds, after underwriting discounts and commissions and other fees and expenses payable by the Company, were approximately $9.3 million.
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
Trade Accounts Receivable and Allowance for Doubtful Accounts
An allowance for doubtful accounts is provided, as necessary, on trade receivables based on their respective aging categories and historical collection experience, taking into consideration the type of payer, historical and projected collection outcomes, and current economic and business conditions that could affect the collectability of the Company’s receivables. The allowance for doubtful accounts is reviewed, at a minimum, on a quarterly basis. Changes in the allowance for doubtful accounts are recorded as an adjustment to bad debt expense within general and administrative expenses. Material revisions to reserve estimates may result from adverse changes in collection experience. The Company writes off accounts against the allowance for doubtful accounts when reasonable collection efforts have been unsuccessful and it is likely the receivable will not be recovered. At December 31, 2010 and June 30, 2011, all receivables were deemed collectible.
For the three months ended June 30, 2010 and 2011, approximately 87% and 92%, respectively, of the Company’s product sales in the United States were to three wholesalers. For the six months ended June 30, 2010 and 2011, approximately 83% and 91%, respectively, of the Company’s product sales in the United States were to three wholesalers.
Inventory
Cyclacel values inventories at the lower of cost or market value. The Company determines cost using the first-in, first-out method. As of December 31, 2010 and June 30, 2011, all inventories were classified as finished goods. The Company analyzes its inventory levels at least quarterly to identify any items that may expire prior to sale, inventory that has a cost basis in excess of net realizable value, or inventory in excess of expected sales requirements. The determination of whether or not inventory costs will be realizable requires estimates by the Company’s management. A critical input is future sales forecasts. The Company writes down the value of inventory to the extent that inventory is expected to expire before being sold or if the cost basis is in excess of net realizable value. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required in future periods.
Revenue Recognition
Product sales
The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured.
The Company offers a general right of return on these product sales, and has considered the guidance in ASC 605-15, “Revenue Recognition -Products” (“ASC 605-15”) and ASC 605 -10 “Revenue Recognition — Overall” (“ASC 605-10”). Under these guidelines, the Company accounts for all product sales using the “sell-through” method. Under the sell-through method, revenue is not recognized upon shipment of product to distributors. Instead, the Company records deferred revenue at gross invoice sales price and deferred cost of sales at the cost at which those goods were held in inventory. The Company recognizes revenue when such inventory is sold through to pharmacies. To estimate product sold through to pharmacies, the Company relies on third-party information, including information obtained from significant distributors with respect to their inventory levels and sell-through to pharmacies. The Company estimates product returns based on historical returns experience and other factors that affect demand for the Company’s products as well as the amount of product subject to return.

Deferred revenue was $0.1 million at June 30, 2010 and 2011. Deferred cost of goods sold was approximately $58,000 and $11,000 million at June 30, 2010 and 2011, respectively.
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
Clinical Trial Accounting
Data management and monitoring of all of the Company’s clinical trials are performed by contract research organizations (''CROs’’) or clinical research associates (''CRAs’’) in accordance with the Company’s standard operating procedures. Typically, CROs and some CRAs bill monthly for services performed, and others bill based upon milestones achieved. The Company accrues unbilled clinical trial expenses based on estimates of the level of services performed each period. Costs of setting up investigational sites for participation in the Company’s clinical trials are expensed immediately as research and development expenses. Clinical trial site costs related to patient enrollment are accrued as patients are entered into the trial. Any initial payment made to the clinical trial site is recognized upon execution of the clinical trial agreements and expensed as research and development expenses.
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
Foreign currency and currency translation
Transactions that are denominated in a foreign currency are re-measured into the functional currency at the current exchange rate on the date of the transaction. Any foreign currency-denominated monetary assets and liabilities are subsequently re-measured at current exchange rates, with gains or losses recognized as foreign exchange (losses)/gains in the statement of operations.
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
Derivative Instruments
Derivative financial instruments are measured at fair value. Significant judgments and estimates are necessary in determining the fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances. The use of different assumptions may have a material effect on the estimated fair value amount and the Company’s results of operations.
Fair Value Measurements
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
The Company adopted the guidance related to accounting for uncertainty in income taxes, primarily codified in ASC 740, “Income taxes” (“ASC 740”). ASC 740 specifies the accounting for uncertainty in income taxes recognized in a company’s financial statements by prescribing a minimum probability threshold a tax position is required to meet before being recognized in the financial statements.
The Company records income tax benefits related to research and development tax credits, which will be claimed from H. M. Revenue & Customs, the United Kingdom’s taxation and customs authority, with respect to qualifying research and development costs incurred in the same accounting period.
Stock-based Compensation
The Company grants stock options, restricted stock units and restricted stock to officers, employees and directors under the 2006 Amended and Restated Equity Incentive Plan (“2006 Plan”), which was approved on March 16, 2006 and subsequently amended and restated on April 14, 2008. The Company also has outstanding options under various stock-based compensation plans for employees and directors. These plans are described more fully in “Note 6 — Stock-Based Compensation”. The Company accounts for these plans under ASC 718, “Compensation — Stock Compensation” (“ASC 718”).

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
Net Loss per Common Share
The Company calculates net loss per common share in accordance with ASC 260, “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share were determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, restricted stock, restricted stock units, convertible preferred stock, and common stock warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

	June 30,	June 30,
	2010	2011
Stock options	3,187,291	3,543,529
Restricted stock and restricted stock units	75,515	44,255
Convertible preferred stock	516,228	516,228
Options to purchase common stock and common stock warrants issued in connection with the October 2010 financing	—	6,242,398
Common stock warrants	5,843,597	10,005,192

Total shares excluded from calculation	9,622,631	20,351,602

Comprehensive Income (Loss)
In accordance with ASC 220, “Comprehensive Income” (“ASC 220”) all components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. ASC 220 defines comprehensive income (loss) as the change in equity during a period from transactions and other events and circumstances from nonowner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income.

					Period from
					August 13, 1996
	Three Months Ended		Six Months Ended		(inception) to
	June 30,		June 30,		June 30,
	2010	2011	2010	2011	2011
	$000
Net loss	(3,933)	(3,552)	(9,040)	(8,140)	(246,446)
Translation adjustment	(19)	139	4,001	(2,826)	5,952
Unrealized foreign exchange (loss) gain on intercompany loans	9	(108)	(3,979)	2,834	(5,913)

Comprehensive loss	(3,943)	(3,521)	(9,018)	(8,132)	(246,407)

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

Financial assets and liabilities carried at fair value on a recurring basis as of June 30, 2011 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
	$000	$000	$000	$000

Cash equivalents	17,333	—	—	17,333

Warrants	—	—	477	477

Total	17,333	—	477	17,810

Warrants Liability
The Company issued warrants to purchase shares of common stock under the registered direct financing completed in February 2007. These warrants are being accounted for as a liability in accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”). At the date of the transaction, the fair value of the warrants of $6.8 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 4.68%, expected volatility — 85%, expected dividend yield — 0%, and a contractual life of 7 years. The fair value of the warrant is being re-measured each reporting period, with a derivative gain or loss recognized in the consolidated statement of operations. Such gains or losses will continue to be reported until the warrants are exercised or expired. The Company used the Black-Scholes option-pricing model with the following assumptions to value the warrants:

	December 31,	June 30,
	2010	2011
Exercise price	$8.44	$8.44
Expected term	3.13 Yrs.	2.63 Yrs.
Risk free interest rate	1.02%	0.68%
Expected volatility	121%	118%
Expected dividend yield over expected term	—	—
During the three months ended June 30, 2010 and 2011, the Company recognized the change in the value of warrants of approximately $0.3 million and $0.1 million, respectively, as a gain on the consolidated statement of operations. During the six months ended June 30, 2010, the Company recognized the $0.5 million increase in the value of warrants as a loss on the consolidated statement of operations. During the six months ended June 30, 2011, the Company recognized the $0.2 million decrease in the value of warrants as a gain on the consolidated statement of operations. The following table reconciles the beginning and ending balance of Level 3 inputs for the six months ended June 30, 2011:

Level 3
$000
Balance as of December 31, 2010	680
Gain from change in valuation of warrants liability reported in earnings	(203)

Balance as of June 30, 2011	477

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	December 31,	June 30,
	2010	2011
	($000s)
Research and development tax credit receivable	660	998
Prepayments	317	476
Other current assets	405	214

Total prepaid expenses and other current assets	1,382	1,688

5. ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consisted of the following:

	December 31,	June 30,
	2010	2011
	($000s)
Accrued research and development	2,793	3,343
Other current liabilities	1,339	1,116

	4,132	4,459

6. STOCK BASED COMPENSATION
Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three months ended June 30, 2010 and 2011 as shown in the following table:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2011	2010	2011
		($000s)
Research and development	93	41	165	90
General and administrative	374	164	621	365

Stock-based compensation costs before income taxes	467	205	786	455

Under the 2006 Plan, 5,200,000 shares of the Company’s common stock have been reserved. The awards granted under the 2006 Plan have a maximum maturity of 10 years and generally vest over a four-year period from the date of grant.

A summary of activity for the options under the Company’s 2006 Plan for the six months ended June 30, 2011 is as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (years)	Value
				(in $000s)
Options outstanding at December 31, 2010	3,489,932	$3.96	7.22	938
Granted	199,500	$1.52
Exercised	(6,638)	$0.41
Expired	—
Cancelled / forfeited	(139,265)	$6.32

Options outstanding at June 30, 2011	3,543,529	$3.74	6.95	828

Unvested at June 30, 2011	968,024	$1.83	8.75	153

Vested and exercisable at June 30, 2011	2,575,505	$4.45	6.27	675

ASC 718 requires compensation expense associated with share-based awards to be recognized over the requisite service period, which for the Company is the period between the grant date and the date the award vests or becomes exercisable. Most of the awards granted by the Company (and still outstanding), vest ratably over four years, with 1/4 of the award vesting one year from the date of grant and 1/48 of the award vesting each month thereafter. However, certain awards made to executive officers vest over three to five years, depending on the terms of their employment with the Company. In addition, recent awards made to other employees vest ratably over four years, with 1/48 of the award vesting each month.
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
The Company used the Black-Scholes option-pricing model with the following assumptions for stock option grants to employees and directors for the six months ended June 30, 2010 and 2011:

	For the six months
	ended June 30,
	2010	2011
Expected term	5 – 6Yrs	5 – 6Yrs
Risk free interest rate	2.37 – 2.96%	1.47 – 2.29%
Expected volatility	90 – 100%	93 – 99%
Expected dividend yield over expected term	—	—
Resulting weighted average grant fair value	$1.80	$1.15

There were 199,500 options granted during the six months ended June 30, 2011. For grants made during the six months ended June 30, 2010 and June 30, 2011, the expected term assumption was estimated using past history of early exercise behavior and estimated expectations of future exercise behavior. Starting with the December 2010 annual grants to the Company’s employees, the Company relied exclusively on its historical volatility as an input to the option pricing model as the Company’s management believes that this rate will be representative of future volatility over the expected term of the options. Prior to December 2010, because the Company had been publicly traded for a limited period, the expected volatility assumption was based on the historical volatility of peer companies over the expected term of the option awards.
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
During the six months ended June 30, 2011, 6,638 stock options were exercised resulting in approximately $3,000 of cash proceeds to the Company. During the six months ended June 30, 2010, there were 124,277 stock options exercised for proceeds of approximately $0.1 million. As the Company presently has tax loss carry forwards from prior periods and expects to incur tax losses in 2011, the Company is not able to benefit from the deduction for exercised stock options in the current reporting period.
Restricted Stock
In November 2008, the Company issued restricted common stock to an employee subject to certain forfeiture provisions. Specifically, one quarter of the award vested one year from the date of grant and 1/48 of the award effectively vests each month thereafter. This restricted stock grant is accounted for at fair value at the date of grant and an expense is recognized during the vesting term. Summarized information for the restricted stock grant for the six months ended June 30, 2011 is as follows:

		Weighted Average Grant
	Restricted Stock	Date Value Per Share

Non-vested at December 31, 2010	23,954	$0.44
Vested	(6,252)	$0.44
Non-vested at June 30, 2011	17,702	$0.44

Restricted Stock Units
Restricted stock units were issued to senior executives of the Company in November 2008, which entitle the holders to receive a specified number of shares of the Company’s common stock over the four year vesting term. A restricted stock unit grant is accounted for at fair value at the date of grant which is equivalent to the market price of a share of the Company’s common stock, and an expense is recognized during the vesting term. There were no restricted stock unit grants prior to November 2008. Summarized information for restricted stock grants for the six months ended June 30, 2011 is as follows:

		Weighted Average Grant
	Restricted Stock Units	Date Value Per Share

Non-vested at December 31, 2010	35,931	$0.44
Vested	(9,378)	$0.44
Non-vested at June 30, 2011	26,553	$0.44
7. COMMITMENTS AND CONTINGENCIES
Licensing Agreements
The Company has entered into licensing agreements with academic and research organizations. Under the terms of these agreements, the Company has received licenses to technology and patent applications. The Company is required to pay royalties on future sales of product employing the technology or falling under claims of patent applications.
Pursuant to the Daiichi Sankyo license under which the Company licenses certain patent rights for sapacitabine, its lead drug candidate, the Company is under an obligation to use reasonable endeavors to develop a product and obtain regulatory approval to sell a product and has agreed to pay Daiichi Sankyo an up-front fee, reimbursement for Daiichi Sankyo’s enumerated expenses, milestone payments and royalties on a country-by-country basis. Under this agreement, aggregate milestone payments totaling $11.7 million could be payable subject to achievement of all the specific contractual milestones and the Company’s decision to continue with these projects. The up-front fee and certain past reimbursements have been paid and, as a result of the SEAMLESS trial entering Phase 3 during the first quarter of 2011, $1.6 million was paid in July 2011. Following these milestone payments, a further $9.3 million in aggregate milestone payments could be payable. Royalties are payable in each country for the term of patent protection in the country or for ten years following the first commercial sale of licensed products in the country, whichever is later. Royalties are payable on net sales. Net sales are defined as the gross amount invoiced by the Company or its affiliates or licensees, less discounts, credits, taxes, shipping and bad debt losses. The agreement extends from its commencement date to the date on which no further amounts are owed under it. If the Company wishes to appoint a third party to develop or commercialize a sapacitabine-based product in Japan, within certain limitations, Daiichi Sankyo must be notified and given a right of first refusal to develop and/or commercialize in Japan. In general, the license may be terminated by the Company for technical, scientific, efficacy, safety, or commercial reasons on six months notice, or twelve months, if after a launch of a sapacitabine-based product, or by either party for material default. Effective July 11, 2011, the license agreement was amended to irrevocably waive a termination right Daiichi Sankyo possessed under a provision of the agreement that required the Company to obtain regulatory approval to sell sapacitabine in at least one country by September 2011, and releases the Company from all claims and liability of any kind arising under such provision. The amendment further provides that the royalty due from the Company to Daiichi Sankyo on future net sales of sapacitabine be increased by a percentage between 1.25% and 1.50% depending on the level of net sales of sapacitabine realized.

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
On June 22, 2009, the Company amended the Agreement with SE (the “Amendment”), in order to allow the Company to implement a reduction of the Company’s research operations located in Scotland in exchange for the parties’ agreement to modify the payment terms of the Agreement in the principal amount of £5 million (approximately $8.0 million at December 31, 2009), which SE had previously entered into with the Company. The Agreement provided for repayment of £5 million in the event the Company significantly reduced its Scottish research operations. Pursuant to the terms of the Amendment, in association with Cyclacel’s material reduction in staff at its Scottish research facility, the parties agreed to a modified payment of £1 million (approximately $1.7 million at June 22, 2009) payable in two equal tranches. On July 1, 2009, the first installment of £0.5 million (approximately $0.8 million) was paid and the remaining amount of £0.5 million (approximately $0.8 million) was paid on January 6, 2010. In addition, should a further reduction below current minimum staff levels be effectuated before July 2014 without SE’s prior consent, the Company will guarantee approximately £4 million, the amount potentially due to SE, which will be calculated as a maximum of £4 million less the market value of the shares held by SE at the time of any further reduction in research facilities.
This arrangement is accounted for as a liability and is measured at fair value. Changes in fair value are recognized in earnings. Due to the nature of the associated contingency and the likelihood of occurrence, the Company has concluded the fair value of this liability is immaterial as of December 31, 2010 and June 30, 2011.
Legal proceedings
On April 27, 2010, the Company was served with a complaint filed by Celgene Corporation in the United States District Court for the District of Delaware seeking a declaratory judgment that four of its own patents, claiming the use of romidepsin injection in T-cell lymphomas, are invalid and not infringed by Celgene’s products, but directly involve the use and administration of Celgene’s ISTODAX® (romidepsin for injection) product. On June 17, 2010, the Company filed its answer and counterclaims to the declaratory judgment complaint. The Company filed counterclaims charging Celgene with infringement of each of the Company’s four patents and seeking damages for Celgene’s infringement as well as injunctive relief. The four patents directly involve the use and administration of Celgene’s ISTODAX® (romidepsin for injection) product.
8. STOCKHOLDERS’ EQUITY
Preferred Stock
As of June 30, 2011, there were 1,213,142 shares of Preferred Stock issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board of Directors and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10 per share, plus accrued and unpaid dividends.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s shares of common stock at a conversion rate of approximately 0.42553 shares of common stock for each share of Preferred Stock based on a price of $23.50. During 2010, 833,671 shares of Preferred Stock were converted into 1,655,599 shares of the Company’s common stock, which is described in more detail below. Since inception through June 30, 2011, holders have voluntarily converted 1,776,858 shares of Preferred Stock into common stock. The Company has reserved 516,228 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at June 30, 2011. The converted shares of Preferred Stock have been retired and canceled and shall upon cancellation be restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors as shares of Preferred Stock of one or more series.
The Company may automatically convert the Preferred Stock into common stock if the closing price of the Company’s common stock has exceeded $35.25, which is 150% of the conversion price of the Preferred Stock, for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion.
The Certificate of Designations governing the Preferred Stock provides that if the Company fails to pay dividends on its Preferred Stock for six quarterly periods, holders of Preferred Stock are entitled to nominate and elect two directors to the Company’s Board of Directors. This right accrued to the holders of Preferred Stock as of August 2, 2010 and two directors were nominated and elected at the annual meeting held on May 24, 2011.
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

Conversion of Convertible Preferred Stock
During the first and second quarters of 2010, Cyclacel entered into agreements to exchange shares of the Company’s Preferred Stock into shares of common stock. There were no such conversions for the six months ended June 30, 2011. The table below provides details of the aggregate activities in 2010:

	For the three	For the six
	months ended	months ended
	June 30, 2010	June 30, 2010

Preferred shares exchanged	710,271	833,671

Common shares issued:

At stated convertible option	302,242	354,752

Incremental shares issued under an inducement offer	1,113,961	1,300,847

Total common shares issued	1,416,203	1,655,599

ASC 260, EITF Topic D-42, “The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (“ASC 260”) requires that if convertible preferred stock is converted to other securities pursuant to an inducement offer, the Company should record the excess of (1) the fair value of all securities and other consideration transferred to the holders of the convertible preferred stock and (2) the fair value of securities issuable to the original conversion terms as an increase to net loss to arrive at a net loss attributable to common shareholders. The stockholder received more shares of the Company’s common stock than would have been delivered pursuant to the original conversion terms of the Preferred Stock, pursuant to a short term inducement offer. The excess of the fair value of the common stock transferred to the stockholder over the carrying amount of the preferred stock in the Company’s balance sheet at the time of the transfer was considered to be an additional return to the holder of the Preferred Stock. Specifically, the Company recorded deemed dividends related to the additional shares issued under the exchange transactions of approximately $2.5 million and $2.9 million for the three and six months ended June 30, 2010, respectively.
Common Stock
October 2010 Private Placement
On October 7, 2010, the Company completed a private placement pursuant to which it sold approximately $15.2 million of its units to several institutional investors, for net proceeds of approximately $14.0 million. The units consist of one share of common stock and 0.5 of a warrant, with each whole warrant representing the right to purchase one share of common stock at an exercise price of $1.92 per share for a period of five years. As of June 30, 2011, all options and warrants issued to the investors are outstanding and have been classified as equity. The investors purchased a total of 8,323,190 units at a price of $1.82625 per unit. The investors also have the right to acquire up to 4,161,595 additional units at a price of $1.67 per unit (for $6.9 million in gross proceeds) at any time up to nine months after closing or by July 6, 2011. As of June 30, 2011, none of the additional units had been exercised and, as of July 6, 2011, the right to acquire the additional units lapsed. The transaction date fair value of the warrants and additional optional units was $5.1 million and $2.8 million, respectively. Net proceeds of approximately $14.0 million were allocated based on relative transaction date fair values in the following manner: $8.9 million ($1.07 per share), $3.3 million ($0.79 per warrant) and $1.8 million ($0.43 per optional unit) to common shares, warrants and the additional optional units, respectively.

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
January 2010 Registered Direct Financings
On January 25, 2010, the Company completed the sale of 2,350,000 units in a “registered direct” offering at a purchase price of $2.50 per unit to certain institutional investors of the Company for gross proceeds of approximately $5.9 million. Each unit consisted of one share of the Company’s common stock and one warrant to purchase 0.30 of one share of its common stock. The warrants have a five-year term from the date of issuance, are exercisable beginning six months from the date of issuance at an exercise price of $2.85 per share of common stock. As of June 30, 2011, warrants issued to the investors have been classified as equity. The transaction date fair value of the warrants of $1.0 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 2.39%, expected volatility — 90%, expected dividend yield — 0%, and a remaining contractual life of 5.00 years. As of June 30, 2011, all the warrants are outstanding. Net proceeds of approximately $5.4 million were allocated based on relative transaction date fair values in the following manner: $4.5 million ($1.93 per share) to common shares and $0.9 million ($1.29 per warrant) to the warrants.
On January 13, 2010, the Company completed the sale of 2,850,000 units in a “registered direct” offering to certain institutional investors. Each unit was sold at a purchase price of $2.51 per unit and consists of one share of the Company’s common stock and one warrant to purchase 0.25 of one share of its common stock for gross proceeds of approximately $7.2 million. The warrants have a five-year term from the date of issuance, are exercisable beginning six months from the date of issuance at an exercise price of $3.26 per share of common stock. As of June 30, 2011, warrants issued to the investors have been classified as equity. The transaction date fair value of the warrants of $1.3 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 2.55%, expected volatility — 90%, expected dividend yield — 0%, and a remaining contractual life of 5.00 years. As of June 30, 2011, all the warrants are outstanding. Net proceeds of approximately $6.5 million were allocated based on relative transaction date fair values in the following manner: $5.6 million ($1.95 per share) to common shares and $0.9 million ($1.32 per warrant) to the warrants.
July 2009 Registered Direct Financing
On July 29, 2009, the Company sold its securities to select institutional investors consisting of 4,000,000 units in a “registered direct” offering at a purchase price of $0.85 per unit. Each unit consisted of (i) one share of the Company’s common stock, (ii) one warrant to purchase 0.625 of one share of common stock (a “Series I Warrant”) and (iii) one warrant to purchase 0.1838805 of one share of common stock (a “Series II Warrant”). The Series I Warrants had a seven-month term from the date of issuance, were exercisable beginning six months from the date of issuance at an exercise price of $1.00 per share of common stock. During the first quarter of 2010, all of the Series I Warrants were exercised for $2.5 million. The Series II Warrants have a five-year term from the date of issuance, are exercisable beginning six months from the date of issuance at an exercise price of $1.00 per share of common stock. During the first quarter of 2010, 43,266 common shares were issued upon exercise of Series II Warrants with proceeds of $43,266. There were no exercises during the six months ended June 30, 2011.

The net proceeds to the Company from the sale of the units, after deducting for the placement agent’s fees and offering expenses, were approximately $2.9 million. As of June 30, 2011, the remaining Series II Warrants outstanding and exercisable into 692,256 of the Company’s shares of common stock have been classified as equity. The transaction date fair value of the Series II Warrants of $0.6 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 2.69%, expected volatility — 90%, expected dividend yield — 0%, and a remaining contractual life of 5.00 years.
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

The following table summarizes information about warrants outstanding at June 30, 2011:

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

Exercise of Stock Options
During the six months ended June 30, 2011, there were 5,131 stock option exercises totaling approximately $3,000. During the three months ended June 30, 2010, there were 124,277 stock option exercises totaling approximately $0.1 million.
9. SUBSEQUENT EVENTS
Preferred Stock Dividend
On July 8, 2011, the Board of Directors decided not to declare the quarterly cash dividend on the Preferred Stock with respect to the second quarter of 2011 that would have otherwise been payable on August 1, 2011.
The Board also did not declare the quarterly cash dividend with respect to each of the four quarters of fiscal year 2009 and the first, second and third quarters of 2010. To the extent that any dividends payable on the Preferred Stock are not paid, such unpaid dividends are added to the liquidity preference of the Preferred Stock. As the Company failed to pay in an aggregate amount equal to at least six quarterly dividends (whether or not consecutive) on the Preferred Stock, the size of the Company’s Board was increased by two members and the holders of the Preferred Stock, voting separately as a class, voted on May 24, 2011 and elected two directors to fill the vacancies created thereby, which directorships shall terminate when the Company pays all accrued but unpaid dividends.
License Agreement
On July 11, 2011, the Company entered into an amendment to its license agreement with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), dated September 10, 2003, relating to certain rights which the Company has licensed from Daiichi Sankyo with regard to the Company’s sapacitabine drug. Effective July 11, 2011, the license agreement was amended to irrevocably waive a termination right Daiichi Sankyo possessed under a provision of the agreement that required the Company to obtain regulatory approval to sell sapacitabine in at least one country by September 2011, and releases the Company from all claims and liability of any kind arising under such provision. The amendment further provides that the royalty due from the Company to Daiichi Sankyo on future net sales of sapacitabine be increased by a percentage between 1.25% and 1.50% depending on the level of net sales of sapacitabine realized.

Financing
On July 7, 2011 the Company closed an underwritten offering for an aggregate of 7,617,646 units, at an offering price of $1.36 per unit, for gross proceeds of approximately $10.4 million. Each unit consists of (i) one share of common stock and (ii) a five-year warrant to purchase 0.5 of a share of common stock at an exercise price of $1.36 per share, exercisable beginning six months after the date of issuance. The shares of common stock and warrants were immediately separable and were issued separately such that no units were issued. The net proceeds, after underwriting discounts and commissions and other fees and expenses payable by the Company, were approximately $9.3 million.

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
Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2010, as updated and supplemented by Part II, Item 1A, entitled “Risk Factors,” of our Quarterly Reports on Form 10-Q and other reports we publicly file with the Securities and Exchange Commission, or the SEC. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, “Cyclacel,” the “Company,” “we,” “us,” and “our” refer to Cyclacel Pharmaceuticals, Inc.
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
On January 11, 2011, the Company opened enrollment of the SEAMLESS pivotal Phase 3 trial for the Company’s sapacitabine oral capsules as a front-line treatment of elderly patients aged 70 years or older with newly diagnosed AML who are not candidates for intensive induction chemotherapy. SEAMLESS is a registration-directed clinical trial and is conducted under a Special Protocol Assessment, or SPA, agreement with the U.S. Food and Drug Administration, or FDA. SEAMLESS is a randomized study against an active control drug with the primary objective of demonstrating an improvement in overall survival. SEAMLESS has two parts. The first part is a pilot study of a single arm of the trial. The study’s Data Safety Monitoring Board, or DSMB, will review the data from the pilot study before we are allowed to enroll patients in the second part in which patients will be randomized either to an active or control treatment.

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
Recent Developments
On June 6, 2011, we announced interim results from an ongoing, multicenter, Phase 1/2 clinical trial examining the safety and effectiveness of oral sapacitabine, our lead product candidate, administered sequentially with decitabine. Thirty-day mortality from all causes was 4.5%; 60-day mortality from all causes was 9.5%. The overall response rate was 34.8%. An additional 26.1% of patients stayed on study for more than 4 cycles with a decrease in bone marrow blast counts despite not meeting criteria of response. Approximately 60.9% of patients received 4 or more cycles of the regimen.
The data was reported during a poster session at the 2011 American Society of Clinical Oncology, or ASCO, Annual Meeting in Chicago, Illinois. As reported at ASCO, no dose-limiting toxicities were observed in 21 patients treated with the regimen who have had at least 60 days of follow-up. The median age in the group is 76 years (range 72-88). Common adverse events regardless of cause included anemia, anorexia, dehydration, diarrhea, dyspnea, edema, hypocalcemia, nausea, febrile neutropenia, neutropenia, pneumonia, thrombocytopenia, and weakness, which were mostly moderate in intensity.
We believe, based on the interim results reported at ASCO that the sequential administration of sapacitabine and decitabine appears safe and active in elderly patients with newly diagnosed acute myeloid leukemia, or AML.
The treatment regimen under evaluation in this pilot study is being used as one of the arms in SEAMLESS, the registration-directed, Phase 3 study of sapacitabine in elderly patients with newly diagnosed AML who are not candidates for or have refused induction chemotherapy. SEAMLESS is being conducted under a Special Protocol Assessment agreement that Cyclacel reached with the US Food and Drug Administration.
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
Although our resources are primarily directed towards advancing our anticancer drug candidate sapacitabine through in-house development activities we are also progressing, but with minimal investment, our other novel drug series which are at earlier stages. As a consequence of our progress in sapacitabine clinical development, research and development expenditures for the six months ended June 30, 2011 increased by $1.5 million, or 42%, to $5.0 million, compared to $3.5 million for the six months ended June 30, 2010.

We have retained rights to commercialize our clinical development candidates and our business strategy is to enter into selective partnership arrangements with these programs.
Our corporate headquarters is located in Berkeley Heights, New Jersey, with a research facility located in Dundee, Scotland.
From our inception in 1996 through June 30, 2011, we have devoted substantially all our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of June 30, 2011, our accumulated deficit during the development stage was approximately $250.0 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and preclinical drug candidates. Our operating expenses are comprised of research and development expenses and selling and general and administrative expenses.
To date, we have not generated significant product revenue but have financed our operations and internal growth through, among other things, public and private equity offerings, licensing revenue, interest on investments, government grants and research and development tax credits. Prior to October 2007, our revenue consisted of collaboration and grant revenue. Beginning in 2008, we recognized revenue from sales of commercial products, for the first time, following the ALIGN acquisition in October 2007. We have recognized revenues from inception through June 30, 2011 totaling approximately $9.4 million, of which approximately $2.7 million is derived from product sales, approximately $3.1 million from fees under collaborative agreements and approximately $3.6 million of grant revenue from various United Kingdom government grant awards.

Subsequent Events
Preferred Stock Dividend
On July 8, 2011, our Board of Directors, or Board, decided not to declare the quarterly cash dividend on our 6% Convertible Exchangeable Preferred Stock, or Preferred Stock, with respect to the second quarter of 2011 that would have otherwise been payable on August 1, 2011.
The Board also did not declare the quarterly cash dividend with respect to each of the four quarters of fiscal year 2009 and the first, second and third quarters of 2010. To the extent that any dividends payable on the Preferred Stock are not paid, such unpaid dividends are added to the liquidity preference of the Preferred Stock. As we failed to pay in an aggregate amount equal to at least six quarterly dividends (whether or not consecutive) on the Preferred Stock, the size of the our Board was increased by two members and the holders of the Preferred Stock, voting separately as a class, voted on May 24, 2011 and elected two directors to fill the vacancies created thereby, which directorships shall terminate when we pay all accrued but unpaid dividends.
License Agreement
On July 11, 2011, we entered into an amendment to our license agreement with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), dated September 10, 2003, relating to certain rights which we have licensed from Daiichi Sankyo with regard to sapacitabine. Effective July 11, 2011, the license agreement was amended to irrevocably waive a termination right Daiichi Sankyo possessed under a provision of the agreement that required us to obtain regulatory approval to sell sapacitabine in at least one country by September 2011, and releases us from all claims and liability of any kind arising under such provision. The amendment further provides that the royalty due to Daiichi Sankyo on future net sales of sapacitabine be increased by a percentage between 1.25% and 1.50% depending on the level of net sales of sapacitabine realized.
Financing
On July 7, 2011, we closed an underwritten offering for an aggregate of 7,617,646 units, at an offering price of $1.36 per unit, for gross proceeds of $10.4 million. Each unit consists of (i) one share of common stock and (ii) a five-year warrant to purchase 0.5 of a share of common stock at an exercise price of $1.36 per share, exercisable beginning six months after the date of issuance. The shares of common stock and warrants were immediately separable and were issued separately such that no units were issued. The net proceeds, after underwriting discounts and commissions and fees and expenses, were approximately $9.3 million.

Results of Operations
Three Months Ended June 30, 2011 and 2010
Revenues
The following table summarizes the components of our revenues for the three months ended June 30, 2010 and 2011:

	Three Months Ended
	June 30,		Increase (Decrease)
	2010	2011	$	%
		($000s)

Collaboration and research and development revenue	$100	$—	$(100)	(100)%
Product revenue	19	168	149	784%

Total revenue	$119	$168	$49	41%

We recognized $0.1 million of collaboration and research and development revenue for the three months ended June 30, 2010, derived from an agreement with a pharmaceutical company under which we provided one of our compounds for evaluation in the field of eye care. We had no collaboration and research and development revenue for the three months ended June 30, 2011.
Product revenue is derived from the sale of Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges following the ALIGN asset acquisition on October 5, 2007. During the three months ended June 30, 2010 and 2011, we recognized approximately $19,000 and $0.2 million, respectively in accordance with our revenue recognition policy. Product revenue was lower by $0.2 million for the three months ended June 30, 2010 compared to the same period in 2011 as a result of recognizing $0.2 million in product returns during the three months ended June 30, 2010.
Grant revenue is recognized as we incur and pay for qualifying costs and services under the applicable grant. Grant revenue is primarily derived from various United Kingdom government grant awards. We have earned grant revenue in the past and will continue to pursue opportunities in the future but did not recognize any grant revenue for the three months ended June 30, 2010 or 2011 as a result of finalization of a three-year European Union grant in the first quarter of 2010.
The future
We expect to continue to maintain the sales of ALIGN products in 2011 through the support of a small sales and marketing infrastructure. We do not expect to earn any grant revenue during the remainder of year, as no awards are expected during the year ended December 31, 2011.
Cost of goods sold
The following table summarizes cost of goods sold for the six months ended June 30, 2010 and 2011:

	Three Months Ended
	June 30,		Increase (Decrease)
	2010	2011	$	%
		($000s)

Cost of goods sold	$92	$72	$(20)	(22)%

Total cost of sales represented 43% of product revenue for the three months ended June 30, 2011. Total cost of sales was not a meaningful percentage of product revenue for the three months ended June 30, 2010 because of the low product revenue recognized during the period, as explained above.

Research and development expenses
We expense all research and development costs as they are incurred. Research and development expenses primarily include:
•	clinical trial and regulatory-related costs;
•	payroll and personnel-related expenses, including consultants and contract research;
•	preclinical studies and laboratory supplies and materials;
•	technology license costs; and
•	rent and facility expenses for our laboratories.
The following table provides information with respect to our research and development expenditure for the three months ended June 30, 2010 and 2011:

	Three Months Ended
	June 30,		Increase (Decrease)
	2010	2011	$	%
		($000s)
Sapacitabine	$1,186	$1,760	$574	48%
Seliciclib	72	16	(56)	(78)%
Other research and development costs	64	83	19	30%

Total research and development costs	$1,322	$1,859	$537	41%

Total research and development expenses represented 29% and 47% of our operating expenses for the three months ended June 30, 2010 and 2011, respectively.
Research and development expenditure increased by $0.5 million to $1.9 million for the three month period ended June 30, 2011 from $1.3 million for the three month period ended June 30, 2010. The increase in costs of $0.5 million is mostly due to a $0.6 million increase in sapacitabine-related expenses, primarily a $0.2 million increase in capsule manufacture and testing and a $0.2 million increase in clinical trial expenses, as a result of the SEAMLESS trial entering Phase 3. Seliciclib costs decreased $56,000, from $72,000 for the three months ended June 30, 2010, to $16,000 for the three months ended June 30, 2011, primarily due to the completion of clinical trials. Other research and development costs remained relatively flat, increasing $19,000 from approximately $0.1 million for the three months ended June 30, 2010 to approximately $0.1 million for three months ended June 30, 2011 as we have continued to concentrate financial resources on the development of sapacitabine and selectively invest in other compounds.
The future
We will continue to concentrate our resources on the development of sapacitabine. We anticipate that overall research and development expenditures in 2011 will increase as we enroll the SEAMLESS pivotal Phase 3 trial.

Selling, general and administrative expenses
Selling, general and administrative expenses include costs for sales and marketing and administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the selling, general and administrative expenses for the three months ended June 30, 2010 and 2011:

	Three Months Ended
	June 30,		Increase (Decrease)
	2010	2011	$	%
		($000s)
Selling, general and administrative	$3,091	$2,034	$(1,057)	(34)%

Total selling, general and administrative expenses represented 69% and 51% of our operating expenses for the three months ended June 30, 2010 and 2011, respectively. Our selling, general and administrative expenditure decreased by $1.1 million from $3.1 million for the three months ended June 30, 2010 to $2.0 million for the three months ended June 30, 2011. The decrease of $1.1 million in expenses was primarily attributable to a net decrease in professional and consultancy costs of $0.8, million, a decrease in stock compensation of $0.4 million, a decrease in rent expense of $0.1 million, a decrease in salaries of $0.1 million, and an increase in patent costs of $0.3 million.
The future
We expect our selling, general and administrative expenditures in 2011 to remain at the same level or to be less than our expenditures in 2010.
Other income (expense)
The following table summarizes other income (expense) for the three months ended June 30, 2010 and 2011:

	Three Months Ended
	June 30,		Increase (Decrease)
	2010	2011	$	%
	($000s)
Other income (expense):
Change in valuation of warrants	$273	$125	$(148)	(54)%
Foreign exchange (losses)/gains	(49)	(19)	30	(61)%
Interest income	8	13	5	63%
Interest expense	(9)	—	9	(100)%

Total other income (expense)	$223	$119	$(104)	(47)%

Total other income and expense, net, decreased by approximately $0.1 million, from income of $0.2 million for the three months ended June 30, 2010, to income of $0.1 million for the three months ended June 30, 2011. The most significant impact is the change in the valuation of the warrant liability described below.
The change in valuation of warrants relates to the issue of warrants to purchase shares of our common stock under the registered direct financing completed in February 2007. The warrants issued to the investors meet the requirements of and are being accounted for as a liability in accordance with ASC 480, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The fair value of the warrants is re-measured each reporting period with a derivative gain or loss recognized in the consolidated statement of operations. Such gains or losses will continue to be reported until the warrants are exercised or expired. For the three months ended June 30, 2010 and 2011, the change in the value of warrants was a $0.3 million increase and a $0.1 million decrease, respectively.
Foreign exchange gains (losses) decreased by $30,000 to a loss of $19,000 for the three months ended June 30, 2011 compared to a loss of $49,000 for the three months ended June 30, 2010. Foreign exchange gains/(losses) are reported in the consolidated statement of operations as a separate line item within other income (expense).

Interest income increased by approximately $5,000 to $13,000 for the three months to June 30, 2010 from $8,000 for the three months ended June 30, 2010. This is mostly attributed to a higher average daily balance of cash and cash equivalents during the three months ended June 30, 2011 compared to the same period in 2010.
Interest expense decreased by $9,000 from $9,000 for the three months ended June 30, 2010 to $0 for the three months ended June 30, 2011. This reduction was primarily due to the elimination of the accretion expense associated with the restructured Bothell lease, which expired in December 2010.
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
The following table summarizes research and development tax credits for the three months ended June 30, 2010 and 2011:

	Three Months Ended
	June 30,		Increase (Decrease)
	2010	2011	$	%
		($000s)
Income tax benefit	$230	$126	$(104)	(45)%

Research and development tax credits recoverable decreased by $0.1 million to $0.1 million for the three months ended June 30, 2011 from $0.2 million for three months ended June 30, 2010. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year, but restricted to payroll taxes paid by us in the United Kingdom in that same year. The $0.1 million decrease between the three months ended June 30, 2010 and 2011 is due to lower payroll taxes paid as a result of lower headcount in 2011.
The future
We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so.

Six Months Ended June 30, 2010 and 2011
Revenues
The following table summarizes the components of our revenues for the six months ended June 30, 2010 and 2011:

	Six Months Ended
	June 30,		Increase (Decrease)
	2010	2011	$	%
		($000s)
Collaboration and research and development revenue	$100	$—	$(100)	(100)%
Product revenue	273	360	87	32%
Grant revenue	16	—	(16)	(100)%

Total revenue	$389	$360	$(29)	(7)%

We recognized $0.1 million of collaboration and research and development revenue for the six months ended June 30, 2010 derived from an agreement with a pharmaceutical company under which we provided one of our compounds for evaluation in the field of eye care. We had no collaboration and research and development revenue for the six months ended June 30, 2011.
Product revenue is derived from the sale of Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges. During the six months ended June 30, 2010 and 2011, we recognized product revenue of approximately $0.3 and $0.4 million, respectively, in accordance with our revenue recognition policy. Product revenue was lower by $0.1 million for the six months ended June 30, 2010 compared to the same period in 2011 due to $0.2 million in product returns during six month ended June 30, 2011.
Grant revenue is recognized as we incur and pay for qualifying costs and services under the applicable grant. Grant revenue is primarily derived from various United Kingdom government grant awards. We recognized $16,000 in grant revenue for the six months ended June 30, 2010. We did not recognize any grant revenue for the six months ended June 30, 2011 as a result of finalization of a three-year European Union grant in the first quarter of 2010.
Cost of goods sold
The following table summarizes cost of goods sold for the six months ended June 30, 2010 and 2011:

	Six Months Ended
	June 30,		Increase (Decrease)
	2010	2011	$	%
		($000s)
Cost of goods sold	$234	$178	$(56)	(24)%

Total cost of sales represented 86% and 49% of product revenue for the six months ended June 30, 2010 and 2011, respectively. The high percentage for the six months ended June 30, 2010 is the result of lower product revenue driven by $0.2 million of product returns during the period, as described above.
Research and development expenses
We expense all research and development costs as they are incurred. Research and development expenses primarily include:
•	clinical trial and regulatory-related costs;
•	payroll and personnel-related expenses, including consultants and contract research;
•	preclinical studies and laboratory supplies and materials;
•	technology license costs; and
•	rent and facility expenses for our laboratories.

The following table provides information with respect to our research and development expenditure for the six months ended June 30, 2010 and 2011:

	Six Months Ended
	June 30,		Increase (Decrease)
	2010	2011	$	%
		($000s)
Sapacitabine	$2,803	$4,731	$1,928	69%
Seliciclib	133	25	(108)	(81)%
Other research and development costs	561	183	(378)	(67)%

Total research and development expenses	$3,497	$4,939	$1,442	41%

Total research and development expenses represented 38% and 55% of our operating expenses for the six months ended June 30, 2010 and 2011, respectively.
Research and development expenditure increased by $1.4 million to $4.9 million for the six month period ended June 30, 2011 from $3.5 million for the six month period ended June 30, 2010. The increase in costs of $1.4 million is primarily due to a $1.9 million increase in sapacitabine related costs and decreases of $0.1 million and $0.4 million in seliciclib and other research and development costs, respectively, as we continue to focus on the development of sapacitabine. The $1.9 million increase in sapacitabine expenditures was primarily due to $1.6 million of contractual expenses, resulting from an achievement of a milestone triggered by the opening of enrollment in our SEAMLESS trial, pursuant to the Daiichi Sankyo license under which we license certain patent rights for sapacitabine, and a $0.4 million increase in capsule manufacturing and testing. Seliciclib costs decreased by $0.1 million from $133,000 for the six months ended June 30, 2010 to $25,000 for six months ended June 30, 2011 primarily due to the completion of clinical trials. Other research and development costs decreased $0.4 million to $0.2 million for the six months ended June 30, 2011 from $0.6 million for the six months ended June 30, 2010, as we have concentrated financial resources on the development of sapacitabine and reduced investment in other compounds.
Selling, general and administrative expenses
Selling, general and administrative expenses include costs for sales and marketing and administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the selling, general and administrative expenses for the six months ended June 30, 2010 and 2011:

	Six Months Ended
	June 30,		Increase (Decrease)
	2010	2011	$	%
		($000s)
Selling, general and administrative	$5,491	$3,840	$(1,651)	(30)%

Total selling, general and administrative expenses represented 60% and 43% of our operating expenses for the six months ended June 30, 2010 and 2011, respectively. Our selling, general and administrative expenditure decreased by $1.7 million from $5.5 million for the six months ended June 30, 2010 to $3.8 million for the six months ended June 30, 2011. The decrease of $1.7 million in expenses was primarily attributable to a net decrease in professional and consultancy costs of $1.3 million, a decrease in salaries of $0.4 million, a decrease in rent of $0.2 million as a result of the expiration our lease on a facility in Bothell, Washington in December 2010, and a decrease in stock compensation of $0.3 million. These amounts were partially offset by a $0.4 million increase in patent-related costs.

Other income (expense)
The following table summarizes other income (expense) for the three months ended June 30, 2010 and 2011:

	Six Months Ended
	June 30,		Increase (Decrease)
	2010	2011	$	%
		($000s)
Other income (expense):
Change in valuation of warrants	$(516)	$203	$719	139%
Foreign exchange (losses)/gains	(38)	(87)	(49)	(129)%
Interest income	17	24	7	41%
Interest expense	(33)	—	33	(100)%

Total other income (expense)	$(570)	$140	$710	(125)%

Total other income and expense, net, increased by approximately $0.7 million, from an expense of $0.6 million for the six months ended June 30, 2010, to income of $0.1 million for the six months ended June 30, 2011. The most significant impact is the $0.7 million increase in the change in the valuation of the warrant liability, mostly due to the decrease in our common share price.
The change in valuation of warrants relates to the issue of warrants to purchase shares of our common stock under the registered direct financing completed in February 2007. The warrants issued to the investors meet the requirements of and are being accounted for as a liability in accordance with ASC 480, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The fair value of the warrants is re-measured each reporting period with a derivative gain or loss recognized in the consolidated statement of operations. Such gains or losses will continue to be reported until the warrants are exercised or expired. For the six months ended June 30, 2010 and 2011, the change in the value of warrants was a $0.5 million increase and a $0.2 million decrease, respectively.
Foreign exchange gains (losses) increased by $49,000 to a loss of $87,000 for the six months ended June 30, 2011 compared to a loss of $38,000 for the six months ended June 30, 2010. Foreign exchange gains/(losses) are reported in the consolidated statement of operations as a separate line item within other income (expense).
Interest income increased by approximately $7,000 to $24,000 for the six months ended June 30, 2010 from $17,000 for the six months ended June 30, 2010. This is mostly attributed to a higher average daily balance of cash and cash equivalents during the three months ended June 30, 2011 compared to the same period in 2010.
Interest expense decreased by $33,000 from $33,000 for the six months ended June 30, 2010 to $0 for the six months ended June 30, 2011. This reduction was primarily due to the elimination of the accretion expense associated with the restructured Bothell lease, which expired in December 2010.
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

The following table summarizes research and development tax credits for the six months ended June 30, 2010 and 2011:

	Six Months Ended
	June 30,		Increase (Decrease)
	2010	2011	$	%
		($000s)
Income tax benefit	$363	$317	$(46)	(13)%

Research and development tax credits recoverable decreased $46,000, from $0.4 million for the six months ended June 30, 2010, to $0.3 million for the six months ended June 30, 2011. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year, but restricted to payroll taxes paid by us in the United Kingdom in that same year. The $46,000 decrease between the six months ended June 30, 2010 and 2011 is due to lower payroll taxes paid as a result of lower headcount in 2011.

Liquidity and Capital Resources
The following is a summary of our key liquidity measures at December 31, 2010 and June 30, 2011:

	December 31,	June 30,
	2010	2011	$ Difference	% Difference
		($000s)
Cash and cash equivalents	$29,495	$20,614	$(8,881)	(30)%

Working capital:
Current assets	$31,051	$22,449	$(8,602)	(28)%
Current liabilities	(6,535)	(6,040)	495	8%

Working capital	$24,516	$16,409	$(8,107)	(33)%

The objectives of our cash management policy are to safeguard and preserve funds, to maintain liquidity sufficient to meet our cash flow requirements and to attain a market rate of return. At June 30, 2011, we had cash and cash equivalents of $20.6 million as compared to $29.5 million at December 31, 2010. The decrease in balance at June 30, 2010 was primarily due to normal cash outflows required to operate our business. Since our inception, we have not generated any significant revenue and have relied primarily on the proceeds from sales of equity and preferred securities to finance our operations and internal growth. Additional funding has come through interest on investments, licensing revenue, government grants and research and development tax credits. We have incurred significant losses since our inception. As of June 30, 2011, we had an accumulated deficit during the development stage of $250.0 million. We believe that existing funds together with cash generated from operations and recent financing activities are sufficient to satisfy our planned working capital, capital expenditures, debt service and other financial commitments for at least the next twelve months. Current business and capital market risks could have a detrimental effect on the availability of sources of funding and our ability to access them in the future which may delay or impede our progress of advancing our drugs currently in the clinic to approval by the FDA for commercialization.
Cash provided by (used in) operating, investing and financing activities
Cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2010 and 2011, is summarized as follows:

	Six months ended June 30,
	2010	2011
	($000s)
Net cash used in operating activities	(9,776)	(8,477)
Net cash provided by investing activities	27	—
Net cash provided by (used in) financing activities	17,855	(441)
Operating activities
Net cash used in operating activities decreased $1.3 million, from $9.8 million for the six months ended June 30, 2010 to $8.5 million for the six months ended June 30, 2011. The decrease in cash outflow is primarily the result of better management of selling, general and administrative expenses as the result of our continued focus on sapacitabine.
Investing activities
Net cash provided by investing activities for the six months ended June 30, 2010 was $27,000 as a result of the sale of laboratory equipment. There were no cash flows from investing activities during the six months ended June 30, 2011.

Financing activities
Net cash used in financing activities for the six months ended June 30, 2011 was $0.4 million. Net cash provided by financing activities was $17.9 million for the six months ended June 30, 2010. During the six months ended June 30, 2010, we completed two registered direct offerings in January 2010 for gross proceeds of approximately $13.0 million, drew down the Kingsbridge CEFF totaling approximately $2.8 million and had investors exercising warrants totaling $2.7 million. During the six months ended June 30, 2011, we paid a cash dividend to our holders of the Preferred Stock of approximately $0.4 million.
Operating Capital and Capital Expenditure Requirements
We expect to continue to incur substantial operating losses in the future. While we have generated modest product revenues from ALIGN product sales from October 2007 through June 30, 2011, we cannot guarantee that we will generate any significant product revenues until a product candidate has been approved by the FDA or similar regulatory agencies in other countries and successfully commercialized.
We currently anticipate that our cash and cash equivalents, including net proceeds of $9.3 million from the underwritten offering closed in July 2011, will be sufficient to fund our operations for at least the next 12 months. We cannot be certain that any of our programs will be successful or that we will be able to raise sufficient funds to complete the development and commercialize any of our product candidates currently in development, should they succeed. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.
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
Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. Although we are not reliant on institutional credit finance and therefore not subject to debt covenant compliance requirements or potential withdrawal of credit by banks, the current economic climate has also impacted the availability of funds and activity in equity markets. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or make changes to our operating plan. In addition, we may have to partner one or more of our product candidate programs at an earlier stage of development, which would lower the economic value of those programs to us.
Off-Balance Sheet Arrangements
As of June 30, 2011, we have no off-balance sheet arrangements.

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
As we offer a general right of return on these product sales, we must consider the guidance in ASC Topic 605. Under these guidelines, we account for all product sales using the “sell-through” method. Under the sell-through method, revenue is not recognized upon shipment of product to distributors. Instead, we record deferred revenue at gross invoice sales price and deferred cost of sales at the cost at which those goods were held in inventory. We recognize revenue when such inventory is sold through to pharmacies. To estimate products sold through to pharmacies, we rely on third-party information, including information obtained from significant distributors with respect to their inventory levels and sell-through to pharmacies. We estimate product returns based on historical returns experience and other factors that affect the demand for our products as well as the amount of product subject to return.
Stock-based Compensation
The Company grants stock options, restricted stock units and restricted stock to officers, employees, directors and consultants under the Company’s 2006 Amended and Restated Equity Incentive Plan, which was amended and restated as of April 14, 2008. We also have outstanding options under various stock-based compensation plans for employees and directors.
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
Such value is recognized as an expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Warrants Liability
With respect to warrants issued in February 2007 as part of a financing and pursuant to ASC 815, since we are unable to control all the events or actions necessary to settle the warrants in registered shares the warrants have been recorded as a current liability at fair value. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statements of operations. During the three months ended June 30, 2010 and 2011, the Company recognized gains from the change in the value of warrants of approximately $0.3 million and $0.1 million, respectively. During the six months ended June 30, 2010, the Company recognized the change in the value of warrants as a loss of approximately $0.5 million. During the six months ended June 30, 2011, the Company recognized the change in the value of warrants as a gain of approximately $0.2 million. Fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the warrants liability.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to fluctuations in foreign currency exchange rates.
Foreign Currency Risk
We are exposed to foreign currency rate fluctuations related to the operation of our subsidiary in the United Kingdom. At the end of each reporting period, income and expenses of the subsidiary are re-measured into U.S. dollars using the average currency rate in effect for the period and assets and liabilities are re-measured into U.S. dollars using either historical rates or the exchange rate in effect at the end of the period. Intercompany loans with this subsidiary are denominated in U.S. dollars and unrealized foreign exchange gains and losses arising on these loans have been recorded in the consolidated statement of operations within the separate line item foreign exchange gains/(losses) within other income (expense) up to September 30, 2008.
We currently do not engage in foreign currency hedging. We enter into certain transactions denominated in foreign currencies in respect of underlying operations and, therefore, we are subject to currency exchange risks. We realized losses of $49,000 and gains of $2,000 for the three months ended June 30, 2010 and 2011, respectively. During the six months ended June 30, 2010 and 2011, we realized losses of $38,000 and $66,000, respectively.
Common Stock Price Risk
In February 2007, we issued common stock and warrants. Pursuant to ASC 815, we recorded the fair value of the warrants as a current liability. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the condensed consolidated statements of operations. We recognized a loss of $0.3 million and a gain of $0.1 million on the consolidated statement of operations for the three months ended June 30, 2010 and 2011, respectively, related to the change in the value of warrants. We recognized a loss of $0.5 million and a gain of $0.2 million on the consolidated statement of operations for the six months ended June 30, 2010 and 2011, respectively, related to the change in the value of warrants. Fair value of the derivative instruments will be affected by estimates of various factors that may affect the respective instrument, including our stock price, the risk free rate of return and expected volatility in the fair value of our stock price. As the fair value of this derivative may fluctuate significantly from period to period, the resulting change in valuation may have a significant impact on our results of operations.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of June 30, 2011, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls described in the amendment to our Annual Report on Form 10-K for the year ended December 31, 2010 in the section captioned “Item 9A — Controls and Procedures — Management’s Annual Report on Internal Control Over Financial Reporting” that remain present.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than those described below.
In response to the material weaknesses in our internal controls noted in our Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 31, 2011, management presented a proposed remediation plan to our audit committee concerning our internal controls over financial reporting, and the audit committee adopted management’s remediation plan. We have implemented the plan by hiring qualified finance professionals and retaining outside consultants. Remediation of the material weaknesses will require management time and attention over the coming quarters and will likely result in additional incremental expenses. Any failure on our part to remedy our identified weaknesses or any additional errors or delays in our financial reporting would have a material adverse effect on our business and results of operations and could have a substantial adverse impact on the trading price of our common stock.
Subject to oversight by our board of directors, our chief executive officer will be responsible for implementing management’s internal control remediation plan, adopted by our audit committee and approved by our board of directors.
Specifically, the remediation plan consists of strengthening the financial reporting function through the hiring of qualified finance personnel, with experience in the interpretation and application of accounting principles generally accepted in the United States, or GAAP, and designing and placing into operation appropriate controls to prevent or detect on a timely basis any potential material misstatements in the accounting, presentation and disclosure of cumulative preferred dividends. It is anticipated that the remediation plan, once implemented, will materially affect our internal control over financial reporting.
We anticipate that the actions described above will remediate the material weakness described in our Annual Report on Form 10-K for the year ended December 31, 2010.

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
Effective July 11, 2011, the Daiichi Sankyo license under which we license certain patent rights for sapacitabine, our lead drug candidate, was amended to irrevocably waive a termination right Daiichi Sankyo possessed under a provision of the agreement that required the Company to obtain regulatory approval to sell sapacitabine in at least one country by September 2011, and releases the Company from all claims and liability of any kind arising under such provision. The amendment further provides that the royalty due from the Company to Daiichi Sankyo on future net sales of sapacitabine be increased by a percentage between 1.25% and 1.50% depending on the level of net sales of sapacitabine realized.
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
Clinical trials are expensive, complex, can take many years to conduct and may have uncertain outcomes. We estimate that clinical trials of our most advanced drug candidates may be required to continue beyond our available funding and may take several years more to complete. The designs used in some of our trials have not been used widely by other pharmaceutical companies. Failure can occur at any stage of the testing and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of our current or future drug candidates, including but not limited to:

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
We currently license some of the compounds and drug candidates used in our research programs from third parties. These include sapacitabine which was licensed from Daiichi Sankyo. Our present research involving these compounds relies upon previous research conducted by third parties over whom we had no control and before we in-licensed the drug candidates. In order to receive regulatory approval of a drug candidate, we must present all relevant data and information obtained during our research and development, including research conducted prior to our licensure of the drug candidate. Although we are not currently aware of any such problems, any problems that emerge with preclinical research and testing conducted prior to our in-licensing may affect future results or our ability to document prior research and to conduct clinical trials, which could delay, limit or prevent regulatory approval for our drug candidates.

We face intense competition and our competitors may develop drugs that are less expensive, safer, or more effective than our drug candidates.
A large number of drug candidates are in development for the treatment of leukemia, lung cancer, lymphomas and nasopharyngeal cancer. Several pharmaceutical and biotechnology companies have nucleoside analogs or other products on the market or in clinical trials which may be competitive to sapacitabine in both hematological and oncology indications. These include Celgene, Cephalon, Eisai, Johnson & Johnson, Eli Lilly, Genzyme, GlaxoSmithKline, Hospira, Onconova, Pfizer, Seattle Genetics and Sunesis. There are two other orally available CDK inhibitors in Phase 2 clinical trials. PD-0332991 (Pfizer/Onyx) and PHA-848125 (Nerviano Medical Sciences) target different subsets of kinase enzymes and have a different mechanism of action from seliciclib. We believe that seliciclib is currently the most advanced orally available CDK-specific agent in Phase 2 clinical trials but that there are a number of companies, including AstraZeneca, Astex Therapeutics, Bayer-Schering, Eisai, Merck, Nerviano Medical Sciences, Pfizer, Piramal Life Sciences, and Roche that are developing CDK inhibitors in early stage clinical trials in cancer patients. Although Aventis, a predecessor of Sanofi-Aventis, had previously announced that it has ceased Phase 2 development of alvocidib or flavopiridol, a CDK inhibitor, we believe that the National Cancer Institute’s Cancer Therapy Evaluation Program, or CTEP, is continuing to enroll patients in a CTEP sponsored trial in patients with chronic leukemia. A number of companies are pursuing discovery and research activities in each of the other areas that are the subject of our research and drug development programs. We believe that Amgen, Astex Therapeutics, AstraZeneca, Entremed, Merck, jointly with Vertex, Nerviano Medical Sciences, Pfizer, Rigel, Sunesis and Takeda-Millennium have commenced Phase 1, Phase 2, or Phase 3 clinical trials of Aurora kinase inhibitors in patients with advanced cancers. Several companies have reported selection of Aurora kinase inhibitor candidates for development and may have started or are expected to start clinical trials within the next twelve months. We believe that Boehringer Ingelheim, GlaxoSmithKline, Merck, Nerviano Medical Sciences, Takeda-Millennium and Tekmira Pharmaceuticals Corporation have commenced Phase 1 or Phase 2 clinical trials with Plk inhibitor candidates for oncology indications. For our ALIGN products, we believe that Beiersdorf, Daiichi Sankyo, Eisai, Johnson & Johnson, MPM Medical and other companies market products for radiation dermatitis and xerostomia.
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
Inventory levels of Xclair® Cream, Numoisyn® Liquid or Numoisyn® Lozenges held by wholesalers can also cause our operating results to fluctuate unexpectedly. For the three months ended June 30, 2010 and 2011, approximately 91% and 90%, respectively, of our product sales in the United States were to three wholesalers, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen. Inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to wholesalers do not match customer demand. We have entered into inventory management agreements with these U.S. wholesalers under which they provide us with data regarding inventory levels at these wholesalers. However, these wholesalers may not be completely effective in matching inventory levels to customer demand, as they make estimates to determine customer demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations, for which we have no inventory management agreements and have no control in respect to their buying patterns. Also, the non-retail sector in the United States, which includes government institutions and large health maintenance organizations, tends to be less consistent in terms of buying patterns, and often causes quarter-over-quarter fluctuations in inventory and ordering patterns. We attempt to monitor inventory of Xclair®, Numoisyn® Liquid or Numoisyn® Lozenges in the United States through the use of internal sales forecasts and the expiration dates of product shipped, among other factors.

The commercialization of our products is substantially dependent on our ability to develop effective sales and marketing capabilities.
Our successful commercialization of Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges in the United States will depend on our ability to establish and maintain effective sales and marketing initiatives in the United States. Although we launched the ALIGN products with a small specialty oncology sales force, we now sell and market our products via unique sales and marketing strategies in order to reduce costs. We contracted, trained and deployed additional telemarketing personnel to call on specialists who prescribe ALIGN products. We also utilize mailings, print advertising, sampling, trade show attendance and other unique marketing programs to reach our customer base. We may increase or decrease the size of our telemarketing sales force in the future, depending on many factors, including the effectiveness of the sales force, the level of market acceptance of Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges and the results of our clinical trials. Prior to our launches of these products, we had never sold or marketed any products.
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
We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of December 31, 2010 and June 30, 2011, our accumulated deficit was $241.8 million and $250.0 million, respectively. Our net loss for the six months ended June 30, 2010 and 2011 was $9.0 million and $8.1 million, respectively. Our net loss applicable to common stockholders from inception through June 30, 2011 was $291.3 million. Our drug candidates are in the mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years, as we continue our research and development of our drug candidates, seek regulatory approvals, commercialize any approved drugs and market and promote the ALIGN products: Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.
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
Our common stock is currently listed for trading on the NASDAQ Global Market. We must satisfy NASDAQ’s continued listing requirements, including among other things, a minimum stockholders’ equity of $10.0 million and a minimum bid price for our common stock of $1.00 per share, or risk delisting, which would have a material adverse effect on our business. A delisting of our common stock from the NASDAQ Global Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock.

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
We plan to market drugs on our own, with or without a partner, that can be effectively commercialized and sold in concentrated markets that do not require a large sales force to be competitive. To achieve this goal, we will need to establish our own specialized sales force, marketing organization and supporting distribution capabilities. The development and commercialization of our drug candidates is very expensive, including our Phase 3 clinical trials for sapacitabine. To the extent we elect to fund the full development of a drug candidate or the commercialization of a drug at our expense, we will need to raise substantial additional funding to:
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
Specifically, sapacitabine is covered in granted, composition of matter patents that expire in 2014 in the United States and 2012 outside the United States. Sapacitabine is further protected by additional granted, composition of matter patents claiming certain, stable crystalline forms of sapacitabine and their pharmaceutical compositions and therapeutic uses that expire in 2022 and also patent applications claiming the combination of sapacitabine with decitabine which is being tested as one of the arms of the SEAMLESS Phase 3 trial . In early development, amorphous sapacitabine was used. We have used one of the stable, crystalline forms of sapacitabine in nearly all our Phase 1 and in all of our Phase 2 clinical studies. We have also chosen this form for commercialization. Additional patents claim certain medical uses and formulations of sapacitabine which have emerged in our clinical trials. Seliciclib is protected by granted, composition of matter patents that expire in 2016. Additional patents claim certain medical uses which have emerged from our research programs.
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
During March 2011, we identified a deficiency in respect of our internal controls over financial reporting, specifically our controls over the accounting for cumulative preferred stock dividends, that constitutes a material weakness as described in the SEC’s guidance regarding Management’s Report on Internal Control Over Financial Reporting as of December 31, 2010. As a result of this deficiency, the financial statements included in our Form 10-K for the year ended December 31, 2009, filed on March 29, 2010, as amended by Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2009 filed on May 17, 2010 and, as further amended by Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2009 filed on May 19, 2010, included errors related to the presentation and disclosure of undeclared cumulative preferred stock dividends in the consolidated balance sheet and in the statement of stockholders’ equity. Unaudited balance sheets for the each of the first three quarters of 2009 and 2010 also contained errors. In addition, in May 2010, we filed an amendment to our Annual Report on Form 10-K for the year ended December 31, 2009, to report a restatement of our financial statements and report a material weakness in our internal control over financial reporting as of December 31, 2009, specifically related to the operational failure of the controls in place to ensure the correct computation of net loss per share and presentation of preferred stock dividends in the consolidated statement of cash flows. In March 2011, our auditors identified a further error in respect of the accounting, presentation and disclosure of cumulative undeclared preferred stock dividends, specifically the inclusion of undeclared cumulative preferred stock dividends as a current liability in its consolidated financial statements, which resulted from the same material weakness as described above. This has resulted in the restatement of our consolidated balance sheets as of March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010, and September 30, 2010 and consolidated statement of stockholders’ equity for the year ended December 31, 2009 and selected financial data as of and for the year ended December 31, 2009.

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

As of June 30, 2011, there were 1,213,142 shares of our preferred stock issued and outstanding. If the transaction were one in which proceeds were received by the Company for distribution to stockholders, and the terms of the Certificate of Designation governing the preferred stock were strictly complied with, approximately $13,344,563 would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time. Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.
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
Since we are not profitable, our ability to pay cash dividends will require the availability of adequate surplus. Even if adequate surplus is available to pay cash dividends on our preferred stock, we may not have sufficient cash to pay dividends on the preferred stock or we may choose not to declare the dividends.
On July 8, 2011, the Board of Directors decided not to declare the quarterly cash dividend on the preferred stock with respect to the second quarter of 2011 that would have otherwise been payable on August 1, 2011. In addition, the Board of Directors also did not declare the quarterly cash dividend with respect to each of the four quarters of fiscal year 2009 and the first, second and third quarters of 2010.

We have granted additional rights to our holders of preferred stock with respect to the management of the Company as a result of having not declared quarterly dividends on our preferred stock for a total of six quarterly dividend periods.
As a result of having not declared quarterly dividends on our preferred stock for a total of six quarters, the size of the Company’s Board was increased by two members and the holders of the preferred stock, voting separately as a class, voted on May 24, 2011 and elected two directors to fill the vacancies created thereby. The directors elected by the holders of the preferred stock will have the ability to participate in the management of the Company until all accrued but unpaid dividends have been paid in full.
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
The future sale of our common and preferred stock and future issuances of our common stock upon conversion of our preferred stock could negatively affect our stock price and cause dilution to existing holders of our common stock.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
None.

Item 6.	Exhibits.

1.1	Underwriting Agreement, dated as of June 30, 2011, by and among the Company, Leerink Swann LLC and Lazard Capital Markets LLC, as representative of the several underwriters named therein (previously filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on July 1, 2011 (File No. 000-50625), and incorporated herein by reference).

4.1	Form of Warrant to purchase shares of Cyclacel Pharmaceuticals, Inc. Common Stock (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on July 1, 2011 (File No. 000-50625), and incorporated herein by reference).

10.1*†	License Agreement between Sankyo Co., Ltd. and Cyclacel Limited, dated September 10, 2003, and letter amendments dated April 1, 2004 and April 28, 2004.

10.2*†	Amendment No. 4 to License Agreement between Daiichi Sankyo Company, Limited and Cyclacel Limited, dated July 11, 2011.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

†	Certain portions of the exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.

*	Filed herein.

**	Furnished herewith.

***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.
Date: August 12, 2011	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and Executive Vice President, Finance