Form 10-Q
period 2011-09-30
Cyclacel Pharmaceuticals, Inc.
filed 2011-11-14
CIK 1130166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 14, 2011 there were 54,228,782 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.
INDEX

Page

Part I. Financial Information	3

Item 1. Financial Statements (Unaudited)	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	41

Part II. Other Information

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	68

Item 3. Defaults upon Senior Securities	68

Item 4. (Removed and Reserved)	68

Item 5. Other Information	68

Item 6. Exhibits	70

SIGNATURE PAGE

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In $000s, except share amounts)

	December 31, 2010	September 30, 2011
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,495	$27,675
Inventory	174	165
Prepaid expenses and other current assets	1,382	941

Total current assets	31,051	28,781
Property, plant and equipment (net)	408	165

Total assets	$31,459	$28,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,723	$1,101
Accrued liabilities and other current liabilities	4,132	4,797
Warrants liability	680	37

Total current liabilities	6,535	5,935

Total liabilities	6,535	5,935

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2010 and September 30, 2011; 1,213,142 shares issued and outstanding at December 31, 2010 and September 30, 2011. Aggregate preference in liquidation (including undeclared cumulative dividends) of $13,344,562 and $13,526,533 at December 31, 2010 and September 30, 2011, respectively	1	1
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2010 and September 30, 2011; 46,564,914 and 54,212,643 shares issued and outstanding at December 31, 2010 and September 30, 2011, respectively	47	55
Additional paid-in capital	266,666	276,312
Accumulated other comprehensive loss	31	49
Deficit accumulated during the development stage	(241,821)	(253,406)

Total stockholders’ equity	24,924	23,011

Total liabilities and stockholders’ equity	$31,459	$28,946

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In $000s, except share and per share amounts)
(Unaudited)

					Period from
					August 13, 1996
	Three Months Ended		Nine Months Ended		(inception) to
	September 30,		September 30,		September 30,
	2010	2011	2010	2011	2011
Revenues:
Collaboration and research and development revenue	$—	$—	$100	$—	$3,100
Product revenue	159	164	432	524	2,846

Grant revenue	—	—	16	—	3,648

	159	164	548	524	9,594

Operating expenses:
Cost of goods sold	76	95	310	273	1,665
Research and development	1,469	2,066	4,968	7,005	183,598
Selling, general and administrative	2,612	2,051	8,103	5,891	87,857
Goodwill and intangible impairment	—	—	—	—	7,934
Restructuring costs	—	—	—	—	2,634

Total operating expenses	4,157	4,212	13,381	13,169	283,688

Operating loss	(3,998)	(4,048)	(12,833)	(12,645)	(274,094)
Other income (expense):

Costs associated with aborted 2004 IPO	—	—	—	—	(3,550)
Payment under guarantee	—	—	—	—	(1,652)
Change in valuation of derivative	—	—	—	—	(308)
Change in valuation of warrants	73	440	(443)	643	6,713
Warrant re-pricing	—	—	—	—	(44)
Foreign exchange (losses)/gains	(25)	28	(63)	(59)	(4,314)
Interest income	7	9	24	33	13,713
Interest expense	(7)	—	(40)	—	(4,677)

Total other income (expense)	48	477	(522)	617	5,881

Loss before taxes	(3,950)	(3,571)	(13,355)	(12,028)	(268,213)
Income tax benefit	143	126	506	443	18,322

Net loss	(3,807)	(3,445)	(12,849)	(11,585)	(249,891)
Dividends on preferred ordinary shares	—	—	—	—	(38,123)
Deemed dividend on convertible exchangeable preferred shares	—	—	(2,915)	—	(3,515)
Dividend on convertible exchangeable preferred shares	(182)	(182)	(585)	(546)	(3,475)

Net loss applicable to common shareholders	$(3,989)	$(3,627)	$(16,349)	$(12,131)	(295,004)

Net loss per share — Basic and diluted	$(0.11)	$(0.07)	$(0.47)	$(0.25)

Weighted average common shares outstanding	37,030,436	53,711,678	35,125,522	48,981,743

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $000s)
(Unaudited)

			Period from
			August 13, 1996
	Nine Months Ended		(inception) to
	September 30,		September 30,
	2010	2011	2011
Cash flows from operating activities:
Net loss	$(12,849)	$(11,585)	$(249,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest on notes payable, net of amortization of debt premium	—	—	100
Amortization of investment premiums, net	—	—	(2,297)
Change in valuation of derivative	—	—	308
Change in valuation of warrants	443	(643)	(6,713)
Warrant re-pricing	—	—	44
Depreciation and amortization	351	250	12,564
Amortization of intangible assets	—	—	886
Fixed asset impairment	—	—	221
Goodwill and intangibles impairment	—	—	7,934
Unrealized foreign exchange loss	—	(29)	7,718
Deferred revenue	—	—	(98)
Compensation for warrants issued to non-employees	—	—	1,215
Shares issued for IP rights	—	—	446
(Gain) loss on disposal of property, plant and equipment	(12)	—	99
Stock based compensation	1,390	677	18,818
Provision for restructuring	—	—	1,779
Amortization of issuance costs of Preferred Ordinary “C” shares	—	—	2,517
Changes in operating assets and liabilities:
Prepaid expenses, inventory and other current assets	675	450	218
Accounts payable, accrued liabilities and other current liabilities	(2,300)	162	(5,728)

Net cash used in operating activities	(12,302)	(10,718)	(209,860)

Investing activities:
Purchase of ALIGN	—	—	(3,763)
Purchase of property, plant and equipment	(8)	(6)	(8,837)
Proceeds from sale of property, plant and equipment	35	—	158
Purchase of short-term investments	—	—	(156,657)
Redemptions of short-term investments, net of maturities	—	—	162,729

Net cash provided by (used in) investing activities	27	(6)	(6,370)

Financing activities:
Payment of capital lease obligations	—	—	(3,719)
Proceeds from issuance of ordinary and preferred ordinary shares, net of issuance costs	—	—	121,678
Proceeds from issuance of common stock and warrants, net of issuance costs	16,572	9,258	91,662
Net proceeds from stock options and warrants exercised	2,710	3	173
Payment of preferred stock dividend	—	(364)	(1,898)

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $000s)
(Unaudited)

			Period from
			August 13, 1996
	Nine Months Ended		(inception) to
	September 30,		September 30,
	2010	2011	2011
Repayment of government loan	—	—	(455)
Government loan received	—	—	414
Loan received from Cyclacel Group Plc	—	—	9,103
Proceeds of committable loan notes issued from shareholders	—	—	8,883
Loans received from shareholders	—	—	1,645
Cash and cash equivalents assumed on stock purchase	—	—	17,915
Costs associated with stock purchase	—	—	(1,951)

Net cash provided by financing activities	19,282	8,897	243,450

Effect of exchange rate changes on cash and cash equivalents	(18)	7	455

Net increase (decrease) in cash and cash equivalents	6,989	(1,820)	27,675
Cash and cash equivalents at beginning of period	11,493	29,495	—

Cash and cash equivalents at end of period	$18,482	$27,675	$27,675

Supplemental disclosure of cash flows information:
Cash received during the period for:
Interest	14	20	11,735
Taxes	1,067	688	18,210
Cash paid during the period for:
Interest	(155)	—	(1,914)
Schedule of non-cash transactions:
Acquisitions of equipment purchased through capital leases	—	—	3,470
Issuance of common shares in connection with license agreements	—	—	592
Issuance of ordinary shares on conversion of bridging loan	—	—	1,638
Issuance of preferred ordinary “C” shares on conversion of secured convertible loan notes and accrued interest	—	—	8,893
Issuance of ordinary shares in lieu of cash bonus	—	—	164
Issuance of other long term payable on ALIGN acquisition	—	—	1,122
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
On January 11, 2011, the Company opened enrollment of the SEAMLESS pivotal Phase 3 trial for the Company’s sapacitabine oral capsules as a front-line treatment of elderly patients aged 70 years or older with newly diagnosed AML who are not candidates for intensive induction chemotherapy under a Special Protocol Assessment, or SPA, reached with the U.S. Food & Drug Administration, or FDA. SEAMLESS is a randomized study against an active control drug with the primary objective of demonstrating an improvement in overall survival. In October 2011, the independent Data Safety Monitoring Board, or DSMB, of SEAMLESS recommended that the study should enter the randomized stage as planned and, following this recommendation, the Company has implemented an improvement in the SEAMLESS trial design, converting it into a 2-arm from a 3-arm design. The Company received written confirmation from the FDA that, following the modification in the trial design, the previously agreed SPA agreement remains valid.
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
Basis of Presentation
The condensed consolidated balance sheet as of September 30, 2011, the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 and for the period from August 13, 1996 (inception) to September 30, 2011, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 and for the period from August 13, 1996 (inception) to September 30, 2011, and related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2010 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC; accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the condensed consolidated balance sheet as of September 30, 2011, the results of operations for the three and nine months ended September 30, 2011 and 2010 and for the period from August 13, 1996 (inception) to September 30, 2011, and the consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 and for the period from August 13, 1996 (inception) to September 30, 2011, have been made. The interim results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

Recent Developments
July 2011 Underwritten Offering
On July 7, 2011, the Company closed an underwritten offering for an aggregate of 7,617,646 units, at an offering price of $1.36 per unit, for gross proceeds of approximately $10.4 million. Each unit consists of (i) one share of common stock and (ii) a five-year warrant to purchase 0.5 of a share of common stock at an exercise price of $1.36 per share, exercisable beginning six months after the date of issuance, or after January 7, 2012. The shares of common stock and warrants were immediately separable and were issued separately such that no units were issued. The net proceeds, after underwriting discounts and commissions and other fees and expenses, were approximately $9.3 million.
NASDAQ Notification
On September 16, 2011, the Company received a NASDAQ Staff Deficiency Letter indicating the Company was not in compliance with the minimum bid price requirement for continued listing on the NASDAQ exchange because the bid price for the Company’s common stock had closed under $1.00 for 30 consecutive business days. The Company may achieve compliance if, at any time before March 14, 2012, the bid price of its common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. Failure to achieve compliance may result in the removal of Company’s common stock listing on the NASDAQ exchange.
Preferred Stock Dividend
On October 6, 2011, the Board of Directors (the “Board”) decided not to declare the quarterly cash dividend on the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”) with respect to the third quarter of 2011 that would have otherwise been payable on November 1, 2011.
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

Trade Accounts Receivable and Allowance for Doubtful Accounts
An allowance for doubtful accounts is provided, as necessary, on trade receivables based on their respective aging categories and historical collection experience, taking into consideration the type of payer, historical and projected collection outcomes, and current economic and business conditions that could affect the collectability of the Company’s receivables. The allowance for doubtful accounts is reviewed, at a minimum, on a quarterly basis. Changes in the allowance for doubtful accounts are recorded as an adjustment to bad debt expense within general and administrative expenses. Material revisions to reserve estimates may result from adverse changes in collection experience. The Company writes off accounts against the allowance for doubtful accounts when reasonable collection efforts have been unsuccessful and it is likely the receivable will not be recovered. At December 31, 2010 and September 30, 2011, all receivables were deemed collectible.
For the three months ended September 30, 2010 and 2011, approximately 92% and 87%, respectively, of the Company’s product sales in the United States were to three wholesalers, respectively. For the nine months ended September 30, 2010 and 2011, approximately 88% and 89%, respectively, of the Company’s product sales in the United States were to three wholesalers, respectively.
Inventory
Cyclacel values inventories at the lower of cost or market value. The Company determines cost using the first-in, first-out method. As of December 31, 2010 and September 30, 2011, all inventories were classified as finished goods. The Company analyzes its inventory levels at least quarterly to identify any items that may expire prior to sale, inventory that has a cost basis in excess of net realizable value, or inventory in excess of expected sales requirements. The determination of whether or not inventory costs will be realizable requires estimates by the Company’s management. An important consideration in making this determination is future sales forecasts. The Company writes down the value of inventory to the extent that inventory is expected to expire before being sold or if the cost basis is in excess of net realizable value. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required in future periods.
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
Deferred revenue was $0.1 million at both September 30, 2010 and 2011. Deferred cost of goods sold was approximately $27,000 and $20,000 at September 30, 2010 and 2011, respectively.

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
Clinical Trial Accounting
Data management and monitoring of all of the Company’s clinical trials are performed by contract research organizations (‘‘CROs’’) or clinical research associates (‘‘CRAs’’) in accordance with the Company’s standard operating procedures. Typically, CROs and some CRAs bill monthly for services performed, and others bill based upon milestones achieved. The Company accrues unbilled clinical trial expenses based on estimates of the level of services performed each period. Costs of setting up investigational sites for participation in the Company’s clinical trials are expensed immediately as research and development expenses. Clinical trial site costs related to patient enrollment are accrued as patients are entered into the trial and the patient data is recorded on case report forms. Any initial payment made to the clinical trial site is recognized upon execution of the clinical trial agreements and expensed as research and development expenses.
Research and Development Expenditures
Research and development expenses consist primarily of costs associated with the development of the Company’s product candidates, including as appropriate license and milestone payments, compensation and other expenses for research and development personnel, supplies and development materials, costs for consultants and related contract research, facility costs, amortization of purchased technology and depreciation. Expenditures relating to research and development are expensed as incurred.
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

	September 30,	September 30,
	2010	2011
Stock options	3,129,177	3,538,302
Restricted stock and restricted stock units	67,700	36,440
Convertible preferred stock	516,228	516,228
Common stock warrants	5,843,597	13,814,015

Total shares excluded from calculation	9,556,702	17,904,985

See “Note 6 — Stock Based Compensation” and “Note 8 — Stockholders’ Equity” for additional information.

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

					Period from
					August 13, 1996
	Three Months Ended		Nine Months Ended		(inception) to
	September 30,		September 30,		September 30,
	2010	2011	2010	2011	2011
	$000
Net loss	(3,807)	(3,445)	(12,849)	(11,585)	(249,891)
Translation adjustment	(3,699)	2,368	302	(458)	8,320
Unrealized foreign exchange (loss) gain on intercompany loans	3,627	(2,358)	(352)	476	(8,271)

Comprehensive loss	(3,879)	(3,435)	(12,899)	(11,567)	(249,842)

Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, which amends the guidance in ASC 350-20, Intangibles-Goodwill and Other-Goodwill (“ASC 350-20”). The guidance simplifies how companies test goodwill for impairment by allowing companies to use a qualitative approach. The amendments in the ASU permit a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350-20.The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill tests performed as of a date before September 15, 2011, if a company’s financial statements for the most recent annual or interim period have not yet been issued. Adoption of the guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In June 2011, the FASB issued Accounting Standards ASU 2011-05 to amend the guidance on the presentation of comprehensive income in ASC 220 that would require companies to present a single statement of comprehensive income or two separate but consecutive statements, a statement of operations and a statement of comprehensive income. The proposed guidance would make the financial statement presentation of comprehensive income more prominent by eliminating the alternative to present comprehensive income within the statement of equity. The ASU will be effective for annual periods beginning after December 15, 2011, although the FASB has recently issued a proposal to defer the effective date of certain aspects of ASC 2011-5 indefinitely. Nonetheless, the adoption of the guidance will not have a material impact on the Company’s consolidated financial statements.
In May 2011, the FASB issued ASU 2011-04, which amends GAAP to conform to International Financial Reporting Standards (“IFRS”) fair value measurement and disclosure requirements. The amendments change the wording used to describe the requirements in GAAP for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements. This guidance is effective for annual periods beginning after December 15, 2011, applied prospectively. Adoption of the guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2011 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
	$000	$000	$000	$000

Cash equivalents	24,014	—	—	24,014

Warrants	—	—	37	37

Total	24,014	—	37	24,051

Warrants Liability
The Company issued warrants to purchase shares of common stock under the registered direct financing completed in February 2007. These warrants are classified as liabilities for accounting purposes in accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”). At the date of the transaction, the fair value of the warrants of $6.8 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 4.68%, expected volatility — 85%, expected dividend yield — 0%, and a contractual life of 7 years. The fair value of the warrant is being re-measured each reporting period, with a derivative gain or loss recognized in the consolidated statement of operations. Such gains or losses will continue to be reported until the warrants are exercised or expire. The Company used the Black-Scholes option-pricing model with the following assumptions to value the warrants:

	December 31,	September 30,
	2010	2011
Exercise price	$8.44	$8.44
Expected term	3.13 Yrs.	2.38 Yrs.
Risk free interest rate	1.02%	0.32%
Expected volatility	121%	106%
Expected dividend yield over expected term	—	—
During the three months ended September 30, 2010, the Company recognized the increase in the value of warrants of approximately $0.1 million as a loss on the consolidated statement of operations. During the three months ended September 30, 2011, the Company recognized the decrease in the value of warrants of approximately $0.4 million as a gain on the consolidated statement of operations. During the nine months ended September 30, 2010, the Company recognized the $0.4 million increase in the value of warrants as a loss on the consolidated statement of operations. During the nine months ended September 30, 2011, the Company recognized the $0.6 million decrease in the value of warrants as a gain on the consolidated statement of operations. The following table reconciles the beginning and ending balance of Level 3 inputs for the nine months ended September 30, 2011:

Level 3
$000

Balance as of December 31, 2010	680
Gain from change in valuation of warrants liability reported in earnings	(643)

Balance as of September 30, 2011	37

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	December 31,	September 30,
	2010	2011
	($000s)
Research and development tax credit receivable	660	429
Prepayments	317	324
Accounts receivable	104	102
Other current assets	301	86

Total prepaid expenses and other current assets	1,382	941

5. ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consisted of the following:

	December 31,	September 30,
	2010	2011
	($000s)
Accrued research and development	2,793	3,807
Other current liabilities	1,339	990

	4,132	4,797

6. STOCK BASED COMPENSATION
Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three and nine month periods ended September 30, 2010 and 2011 as shown in the following table:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2011	2010	2011
	($000s)
Research and development	116	39	281	130
General and administrative	488	182	1,109	547

Stock-based compensation costs before income taxes	604	221	1,390	677

Under the 2006 Plan, 5,200,000 shares of the Company’s common stock have been reserved. The awards granted under the 2006 Plan have a maximum maturity of 10 years and generally vest over a four-year period from the date of grant.

A summary of activity for the options under the Company’s 2006 Plan for the nine months ended September 30, 2011 is as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term (years)	Value
				(in $000s)
Options outstanding at December 31, 2010	3,489,932	$3.96	7.22	938
Granted	199,500	$1.52
Exercised	(6,638)	$0.41
Expired	—
Cancelled / forfeited	(144,492)	$6.23

Options outstanding at September 30, 2011	3,538,302	$3.74	6.69	8

Unvested at September 30, 2011	788,405	$1.79	8.74	1

Vested and exercisable at September 30, 2011	2,749,897	$4.30	6.10	6

ASC 718 requires compensation expense associated with share-based awards to be recognized over the requisite service period, which for the Company is the period between the grant date and the date the award vests or becomes exercisable. Most of the awards granted by the Company (and still outstanding), vest ratably over four years, with 1/4 of the award vesting one year from the date of grant and 1/48 of the award vesting each month thereafter. However, certain awards made to executive officers vest over three to five years, depending on the terms of their employment with the Company. In addition, some recent awards made to other employees vest ratably over four years, with 1/48 of the award vesting each month.
ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. This analysis is performed quarterly and the forfeiture rate adjusted as necessary. Ultimately, the actual expense recognized over the vesting period is based on only those shares that vest.
The Company used the Black-Scholes option-pricing model with the following assumptions for stock option grants to employees and directors for the nine months ended September 30, 2010 and 2011:

	For the nine months
	ended September 30,
	2010	2011
Expected term	5 – 6Yrs	5 – 6Yrs
Risk free interest rate	2.37 – 2.96%	1.47 – 2.29%
Expected volatility	90 – 100%	93 – 99%
Expected dividend yield over expected term	—	—
Resulting weighted average grant fair value	$1.80	$1.15
There were 199,500 options granted during the nine months ended September 30, 2011. For grants made during the nine months ended September 30, 2010 and September 30, 2011, the expected term assumption was estimated using past history of early exercise behavior and estimated expectations of future exercise behavior. Starting with the December 2010 annual grants to the Company’s employees, the Company relied exclusively on its historical volatility as an input to the option pricing model as the Company’s management believes that this rate will be representative of future volatility over the expected term of the options. Prior to December 2010, because the Company had been publicly traded for a limited period, the expected volatility assumption was based on the historical volatility of peer companies over the expected term of the option awards.

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
During the nine months ended September 30, 2011, 6,638 stock options were exercised resulting in approximately $3,000 of cash proceeds to the Company. During the nine months ended September 30, 2010, there were 149,313 stock options exercised for proceeds of approximately $0.1 million. As the Company presently has tax loss carry forwards from prior periods and expects to incur tax losses in 2011, the Company is not able to benefit from the deduction for exercised stock options in the current reporting period.
Restricted Stock
In November 2008, the Company issued restricted common stock to an employee subject to certain forfeiture provisions. Specifically, one quarter of the award vested one year from the date of grant and 1/48 of the award effectively vests each month thereafter. This restricted stock grant is accounted for at fair value at the date of grant and an expense is recognized ratably over the vesting term. Summarized information for the restricted stock grant for the nine months ended September 30, 2011 is as follows:

		Weighted Average Grant
	Restricted Stock	Date Value Per Share

Non-vested at December 31, 2010	23,954	$0.44

Vested	(9,378)	$0.44

Non-vested at September 30, 2011	14,576	$0.44

Restricted Stock Units
Restricted stock units were issued to senior executives of the Company in November 2008, which entitle the holders to receive a specified number of shares of the Company’s common stock over the four year vesting term. A restricted stock unit grant is accounted for at fair value at the date of grant which is equivalent to the market price of a share of the Company’s common stock, and an expense is recognized during the vesting term. There were no restricted stock unit grants prior to November 2008. Summarized information for restricted stock grants for the nine months ended September 30, 2011 is as follows:

		Weighted Average Grant
	Restricted Stock Units	Date Value Per Share

Non-vested at December 31, 2010	35,931	$0.44

Vested	(14,067)	$0.44

Non-vested at September 30, 2011	21,864	$0.44
7. COMMITMENTS AND CONTINGENCIES
Licensing Agreements
The Company has entered into licensing agreements with academic and research organizations. Under the terms of these agreements, the Company has received licenses to technology and patent applications. The Company is required to pay royalties on future sales of product employing the technology or falling under claims of patent applications.
Pursuant to the Daiichi Sankyo license under which the Company licenses certain patent rights for sapacitabine, its lead drug candidate, the Company is under an obligation to use reasonable endeavors to develop a product and obtain regulatory approval to sell a product and has agreed to pay Daiichi Sankyo an up-front fee, reimbursement for Daiichi Sankyo’s enumerated expenses, milestone payments and royalties on a country-by-country basis. Under this agreement, aggregate milestone payments totaling $11.7 million could be payable subject to achievement of all the specific contractual milestones and the Company’s decision to continue with these projects. The up-front fee and certain past reimbursements have been paid and, as a result of the SEAMLESS trial entering Phase 3 during the first quarter of 2011, $1.6 million was paid in July 2011. Following these milestone payments, a further $10.0 million in aggregate milestone payments could be payable. Royalties are payable in each country for the term of patent protection in the country or for ten years following the first commercial sale of licensed products in the country, whichever is later. Royalties are payable on net sales. Net sales are defined as the gross amount invoiced by the Company or its affiliates or licensees, less discounts, credits, taxes, shipping and bad debt losses. The agreement extends from its commencement date to the date on which no further amounts are owed under it. If the Company wishes to appoint a third party to develop or commercialize a sapacitabine-based product in Japan, within certain limitations, Daiichi Sankyo must be notified and given a right of first refusal to develop and/or commercialize in Japan. In general, the license may be terminated by the Company for technical, scientific, efficacy, safety, or commercial reasons on six months notice, or twelve months, if after a launch of a sapacitabine-based product, or by either party for material default. Effective July 11, 2011, the license agreement was amended to irrevocably waive a termination right Daiichi Sankyo possessed under a provision of the agreement that required the Company to obtain regulatory approval to sell sapacitabine in at least one country by September 2011, and releases the Company from all claims and liability of any kind arising under such provision. The amendment further provides that the royalty due from the Company to Daiichi Sankyo on future net sales of sapacitabine be increased by a percentage between 1.25% and 1.50% depending on the level of net sales of sapacitabine realized.

Guarantee
On June 22, 2009, the Company amended the Agreement with Scottish Enterprise (“SE”) (the “Amendment”), in order to allow the Company to implement a reduction of the Company’s research operations located in Scotland in exchange for the parties’ agreement to modify the payment terms of the Agreement in the principal amount of £5 million (approximately $8.0 million at December 31, 2009), which SE had previously entered into with the Company. The Agreement provided for repayment of up to £5 million in the event the Company significantly reduced its Scottish research operations. Pursuant to the terms of the Amendment, in association with Cyclacel’s material reduction in staff at its Scottish research facility, the parties agreed to a modified payment of £1 million (approximately $1.7 million at June 22, 2009) payable in two equal tranches. On July 1, 2009, the first installment of £0.5 million (approximately $0.8 million) was paid and the remaining amount of £0.5 million (approximately $0.8 million) was paid on January 6, 2010. In addition, should a further reduction below current minimum staff levels be effectuated before July 2014 without SE’s prior consent, the Company will guarantee approximately £4 million, the amount potentially due to SE, which will be calculated as a maximum of £4 million less the market value of the shares held by SE at the time of any further reduction in research facilities.
This arrangement is accounted for as a liability and is measured at fair value. Changes in fair value are recognized in earnings. Due to the nature of the associated contingency and the likelihood of occurrence, the Company has concluded the fair value of this liability was immaterial as of December 31, 2010 and September 30, 2011.
Legal proceedings
On April 27, 2010, the Company was served with a complaint filed by Celgene Corporation in the United States District Court for the District of Delaware seeking a declaratory judgment that four of the Company’s own patents, claiming the use of romidepsin injection in T-cell lymphomas, are invalid and not infringed by Celgene’s products, but directly involve the use and administration of Celgene’s ISTODAX® (romidepsin for injection) product. On June 17, 2010, the Company filed its answer and counterclaims to the declaratory judgment complaint. The Company filed counterclaims charging Celgene with infringement of each of the Company’s four patents and seeking damages for Celgene’s infringement as well as injunctive relief. The four patents directly involve the use and administration of Celgene’s ISTODAX® (romidepsin for injection) product.
8. STOCKHOLDERS’ EQUITY
Preferred Stock
As of September 30, 2011, there were 1,213,142 shares of Preferred Stock issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board of Directors and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10 per share, plus accrued and unpaid dividends. Accrued and unpaid dividends on Preferred Stock were $1.4 million, or $1.15 per each share of Preferred Stock, as of September 30, 2011.
The Preferred Stock is convertible at the option of the holder at any time into the Company’s shares of common stock at a conversion rate of approximately 0.42553 shares of common stock for each share of Preferred Stock based on a price of $23.50. During 2010, 833,671 shares of Preferred Stock were converted into 1,655,599 shares of the Company’s common stock, which is described in more detail below. Since inception through September 30, 2011, holders have voluntarily converted 1,776,858 shares of Preferred Stock into common stock. The Company has reserved 516,228 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at September 30, 2011. The converted shares of Preferred Stock have been retired and canceled and shall upon cancellation be restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors as shares of Preferred Stock of one or more series.

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

Conversion of Convertible Preferred Stock
During the nine months ended September 30, 2010, Cyclacel entered into agreements to exchange shares of the Company’s Preferred Stock into shares of common stock. There were no such conversions during the three months ended September 30, 2010 or during the nine months ended September 30, 2011. The table below provides details of the aggregate activities in 2010:

For the nine
months ended
September 30,
2010

Preferred shares exchanged	833,671

Common shares issued:

At stated convertible option	354,752

Incremental shares issued under an inducement offer	1,300,847

Total common shares issued	1,655,599

ASC 260, EITF Topic D-42, “The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” (“ASC 260”) requires that if convertible preferred stock is converted to other securities pursuant to an inducement offer, the Company should record the excess of (1) the fair value of all securities and other consideration transferred to the holders of the convertible preferred stock and (2) the fair value of securities issuable to the original conversion terms as an increase to net loss to arrive at a net loss attributable to common shareholders. The stockholder received more shares of the Company’s common stock than would have been delivered pursuant to the original conversion terms of the Preferred Stock, pursuant to a short term inducement offer. The excess of the fair value of the common stock transferred to the stockholder over the carrying amount of the preferred stock in the Company’s balance sheet at the time of the transfer was considered to be an additional return to the holder of the Preferred Stock. Specifically, the Company recorded deemed dividends related to the additional shares issued under the exchange transactions of approximately $2.9 million for the nine months ended September 30, 2010. There were no conversions during the three months ended September 30, 2011or during the nine months ended September 30, 2011.
Common Stock
July 2011 Underwritten Offering
On July 7, 2011, the Company closed an underwritten offering for an aggregate of 7,617,646 units, at an offering price of $1.36 per unit, for gross proceeds of approximately $10.4 million. Each unit consists of (i) one share of common stock and (ii) a five-year warrant to purchase 0.5 of a share of common stock at an exercise price of $1.36 per share, exercisable beginning six months after the date of issuance. The shares of common stock and warrants were immediately separable and were issued separately such that no additional units were issued. As of September 30, 2011, all warrants issued to the investors were outstanding and have been classified as equity. The transaction date fair value of the warrants was $3.5 million. Net proceeds of approximately $9.3 million, after underwriting discounts and commissions and other fees and expenses of approximately $1.1 million, were allocated based on relative transaction date fair values in the following manner: $6.8 million ($0.89 per share) and $2.5 million ($0.66 per warrant) to common shares and warrants, respectively.

October 2010 Private Placement
On October 7, 2010, the Company completed a private placement pursuant to which it sold approximately $15.2 million of its units to several institutional investors, for net proceeds of approximately $14.0 million. The units consist of one share of common stock and 0.5 of a warrant, with each whole warrant representing the right to purchase one share of common stock at an exercise price of $1.92 per share for a period of five years. As of September 30, 2011, all options and warrants issued to the investors are outstanding and have been classified as equity. The investors purchased a total of 8,323,190 units at a price of $1.82625 per unit. The investors also have the right to acquire up to 4,161,595 additional units at a price of $1.67 per unit (for $6.9 million in gross proceeds) at any time up to nine months after closing or by July 6, 2011. As of September 30, 2011, none of the additional units had been exercised and, as of July 6, 2011, the right to acquire the additional units lapsed. The transaction date fair value of the warrants and additional optional units was $5.1 million and $2.8 million, respectively. Net proceeds of approximately $14.0 million were allocated based on relative transaction date fair values in the following manner: $8.9 million ($1.07 per share), $3.3 million ($0.79 per warrant) and $1.8 million ($0.43 per optional unit) to common shares, warrants and the additional optional units, respectively.
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
January 2010 Registered Direct Financings
On January 25, 2010, the Company completed the sale of 2,350,000 units in a “registered direct” offering at a purchase price of $2.50 per unit to certain institutional investors of the Company for gross proceeds of approximately $5.9 million. Each unit consisted of one share of the Company’s common stock and one warrant to purchase 0.30 of one share of its common stock. The warrants have a five-year term from the date of issuance, are exercisable beginning six months from the date of issuance at an exercise price of $2.85 per share of common stock. As of September 30, 2011, warrants issued to the investors have been classified as equity. The transaction date fair value of the warrants of $1.0 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 2.39%, expected volatility - 90%, expected dividend yield — 0%, and a remaining contractual life of 5.00 years. As of September 30, 2011, all the warrants are outstanding. Net proceeds of approximately $5.4 million were allocated based on relative transaction date fair values in the following manner: $4.5 million ($1.93 per share) to common shares and $0.9 million ($1.29 per warrant) to the warrants.
On January 13, 2010, the Company completed the sale of 2,850,000 units in a “registered direct” offering to certain institutional investors. Each unit was sold at a purchase price of $2.51 per unit and consists of one share of the Company’s common stock and one warrant to purchase 0.25 of one share of its common stock for gross proceeds of approximately $7.2 million. The warrants have a five-year term from the date of issuance, are exercisable beginning six months from the date of issuance at an exercise price of $3.26 per share of common stock. As of September 30, 2011, warrants issued to the investors have been classified as equity. The transaction date fair value of the warrants of $1.3 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 2.55%, expected volatility — 90%, expected dividend yield — 0%, and a remaining contractual life of 5.00 years. As of September 30, 2011, all the warrants are outstanding. Net proceeds of approximately $6.5 million were allocated based on relative transaction date fair values in the following manner: $5.6 million ($1.95 per share) to common shares and $0.9 million ($1.32 per warrant) to the warrants.

July 2009 Registered Direct Financing
On July 29, 2009, the Company sold its securities to select institutional investors consisting of 4,000,000 units in a “registered direct” offering at a purchase price of $0.85 per unit. Each unit consisted of (i) one share of the Company’s common stock, (ii) one warrant to purchase 0.625 of one share of common stock (a “Series I Warrant”) and (iii) one warrant to purchase 0.1838805 of one share of common stock (a “Series II Warrant”). The Series I Warrants had a seven-month term from the date of issuance, were exercisable beginning six months from the date of issuance at an exercise price of $1.00 per share of common stock. During the first quarter of 2010, all of the Series I Warrants were exercised for $2.5 million. The Series II Warrants have a five-year term from the date of issuance, are exercisable beginning six months from the date of issuance at an exercise price of $1.00 per share of common stock. During the first quarter of 2010, 43,266 common shares were issued upon exercise of Series II Warrants with proceeds of $43,266. There were no exercises during the nine months ended September 30, 2011.
The net proceeds to the Company from the sale of the units, after deducting for the placement agent’s fees and offering expenses, were approximately $2.9 million. As of September 30, 2011, the remaining Series II Warrants outstanding and exercisable into 692,256 of the Company’s shares of common stock have been classified as equity. The transaction date fair value of the Series II Warrants of $0.6 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 2.69%, expected volatility — 90%, expected dividend yield — 0%, and a remaining contractual life of 5.00 years.
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
Common Stock Warrants
In connection with the Company’s February 16, 2007 “registered direct” offering the Company issued to investors warrants to purchase 1,062,412 shares of common stock. The warrants issued to the investors are being classified as liabilities for accounting purposes. At the date of the transaction, the fair value of the warrants of $6.8 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate - 4.58%, expected volatility — 85%, expected dividend yield — 0%, and a remaining contractual life of 6.88 years. The value of the warrant is being remeasured each reporting period as a derivative gain or loss on the consolidated statement of operations until exercised or expiration. See “Note 3 — Fair Value” for further details.

The following table summarizes information about warrants outstanding at September 30, 2011:

			Weighted
	Expiration	Common Shares	Average
Issued in Connection With	Date	Issuable	Exercise Price
April 2006 stock issuance	2013	2,571,429	$7.00
February 2007 stock issuance	2014	1,062,412	$8.44
December 2007 CEFF	2013	100,000	$1.40
July 2009 Series II stock issuance	2014	692,256	$1.00
January 2010 stock issuance	2015	712,500	$3.26
January 2010 stock issuance	2015	705,000	$2.85
October 2010 stock issuance	2015	4,161,595	$1.92
July 2011 stock issuance	2016	3,808,823	$1.36

Total		13,814,015	$3.28

Exercise of Stock Options
During the nine months ended September 30, 2011, there were 6,638 stock option exercises totaling approximately $3,000. There were no exercises of stock options during three months ended September 30, 2011.
9. SUBSEQUENT EVENTS
Preferred Stock Dividend
On October 6, 2011, the Board of Directors decided not to declare the quarterly cash dividend on the Preferred Stock with respect to the third quarter of 2011 that would have otherwise been payable on November 1, 2011.
The Board also did not declare the quarterly cash dividend with respect to each of the four quarters of fiscal year 2009, the first, second and third quarters of 2010, and the second quarter of 2011. To the extent that any dividends payable on the Preferred Stock are not paid, such unpaid dividends are added to the liquidity preference of the Preferred Stock. As the Company elected not to pay in an aggregate amount equal to at least six quarterly dividends (whether or not consecutive) on the Preferred Stock, the size of the Company’s Board was increased by two members and the holders of the Preferred Stock, voting separately as a class, voted on May 24, 2011 and elected two directors to fill the vacancies created thereby, which directorships shall terminate when the Company pays all accrued but unpaid dividends.

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
On January 11, 2011, we opened enrollment of the SEAMLESS pivotal Phase 3 trial for sapacitabine oral capsules as a front-line treatment of elderly patients aged 70 years or older with newly diagnosed AML who are not candidates for intensive induction chemotherapy. SEAMLESS is a registration-directed clinical trial and is conducted under a Special Protocol Assessment, or SPA, agreement with the U.S. Food and Drug Administration, or FDA. SEAMLESS is a randomized study against an active control drug with the primary objective of demonstrating an improvement in overall survival. In October 2011, the independent Data Safety Monitoring Board, or DSMB, of SEAMLESS recommended that the study should enter the randomized stage as planned and, following this recommendation, we have implemented an improvement in the SEAMLESS trial design converting it into a 2-arm from the original 3-arm design. We received written confirmation from the FDA that, following the modification in the trial design, the previously agreed SPA agreement remains valid.

We have advanced two additional product candidates, seliciclib in Phase 2 for NSCLC and nasopharyngeal cancer or NPC, and CYC116 in Phase 1 clinical development. The combination of sapacitabine with seliciclib is also being evaluated in a Phase 1 clinical trial. We will determine the feasibility of pursuing further development and/or partnering these assets depending on the availability of funding and further clinical data. In addition, we market directly in the United States Xclair® Cream for radiation dermatitis and Numoisyn® Liquid and Numoisyn® Lozenges for xerostomia.
Recent Developments
Clinical
On October 13, 2011, we announced that the DSMB of SEAMLESS recommended that the study should enter the randomized stage as planned. The DSMB reviewed available data from a total of 46 patients receiving oral sapacitabine capsules, the Company’s lead product candidate, administered in alternating cycles with decitabine. The DSMB noted that no safety or efficacy concerns were identified. The DSMB review was mandated in the SPA agreement that Cyclacel entered into with the FDA with regard to the SEAMLESS study protocol. Of the 46 patients reviewed by the DSMB, 21 were enrolled in the lead-in phase of SEAMLESS and 25 in an earlier pilot Phase 1/2 study using an identical treatment regimen.
The regimen of the lead-in phase is considered tolerable, as the rate of dose-limiting toxicity was 9.5% and the 8-week mortality rate was 14.3%. The criteria, as specified in the SPA, are a dose-limiting toxicity less than 33% and an 8-week mortality rate of less than 37%.
Interim data from the pilot Phase 1/2 study, which was presented at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2011, showed thirty-day mortality from all causes was 4.5%; 60-day mortality from all causes was 9.5%. The overall response rate was 34.8%. An additional 26.1% of patients stayed on study for more than 4 cycles with a decrease in bone marrow blast counts despite not meeting criteria of response. Approximately 60.9% of patients received 4 or more cycles of the regimen. As reported at ASCO, no dose-limiting toxicities were observed in 21 patients treated with the regimen who have had at least 60 days of follow-up. The median age in the group is 76 years (range 72-88). Common adverse events regardless of cause included anemia, anorexia, dehydration, diarrhea, dyspnea, edema, hypocalcemia, nausea, febrile neutropenia, neutropenia, pneumonia, thrombocytopenia, and weakness, which were mostly moderate in intensity. On October 13, 2011, we announced updated data from 25 patients treated with the regimen and at least 60 days follow-up that showed no dose-limiting toxicities and an 8-week mortality rate of 12.0%.
Financial
On September 16, 2011, we received a NASDAQ Staff Deficiency Letter indicating that we were not in compliance with the minimum bid price requirement for continued listing on the NASDAQ exchange because the bid price for our common stock had closed under $1.00 for 30 consecutive business days. We may achieve compliance if, at any time before March 14, 2012, the bid price of our stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. Failure to achieve compliance may result in the removal of our common stock listing on the NASDAQ exchange.

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
Although our resources are primarily directed towards advancing our anticancer drug candidate sapacitabine through in-house development activities we are also progressing, but with minimal investment, our other novel drug series which are at earlier stages. As a consequence of our progress in sapacitabine clinical development, research and development expenditures for the nine months ended September 30, 2011 increased by $2.0 million, or approximately 40%, to $7.0 million, compared to $5.0 million for the nine months ended September 30, 2010.
We have retained rights to commercialize our clinical development candidates and our business strategy is to enter into selective partnership arrangements with these programs.
Our corporate headquarters is located in Berkeley Heights, New Jersey, with a research facility located in Dundee, Scotland.
From our inception in 1996 through September 30, 2011, we have devoted substantially all our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of September 30, 2011, our accumulated deficit during the development stage was approximately $253.4 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and preclinical drug candidates. Our operating expenses are comprised of research and development expenses and selling and general and administrative expenses.
To date, we have not generated significant product revenue but have financed our operations and internal growth through, among other things, public and private equity offerings, licensing revenue, interest on investments, government grants and research and development tax credits. Prior to October 2007, our revenue consisted of collaboration and grant revenue. Beginning in 2008, we recognized revenue from sales of commercial products, for the first time, following the ALIGN acquisition in October 2007. We have recognized revenues from inception through September 30, 2011 totaling approximately $9.6 million, of which approximately $2.8 million is derived from product sales, approximately $3.1 million from fees under collaborative agreements and approximately $3.6 million of grant revenue from various United Kingdom government grant awards.
Subsequent Events
Preferred Stock Dividend
On October 6, 2011, our Board of Directors, or Board, decided not to declare the quarterly cash dividend on our 6% Convertible Exchangeable Preferred Stock, or Preferred Stock, with respect to the second quarter of 2011 that would have otherwise been payable on November 1, 2011.
The Board also did not declare the quarterly cash dividend with respect to each of the four quarters of fiscal year 2009, the first, second and third quarters of 2010, and the second quarter of 2011. To the extent that any dividends payable on the Preferred Stock are not paid, such unpaid dividends are added to the liquidity preference of the Preferred Stock. As we elected not to pay in an aggregate amount equal to at least six quarterly dividends (whether or not consecutive) on the Preferred Stock, the size of the our Board was increased by two members and the holders of the Preferred Stock, voting separately as a class, voted on May 24, 2011 and elected two directors to fill the vacancies created thereby, which directorships shall terminate when we pay all accrued but unpaid dividends.

Results of Operations
Three Months Ended September 30, 2011 and 2010
Revenues
The following table summarizes our revenue for the three months ended September 30, 2010 and 2011:

	Three Months Ended
	September 30,		Increase (Decrease)
	2010	2011	$	%
	($000s)
Product revenue	$159	$164	$5	3%

Total revenue	$159	$164	$5	3%

Product revenue is derived from the sale of Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges following the ALIGN asset acquisition on October 5, 2007. During each of the three months ended September 30, 2010 and 2011, we recognized revenue of approximately $0.2 million.
We had no collaboration and research and development revenue or grant revenue for the three months ended September 30, 2011.
The future
We expect to continue to maintain the sales of ALIGN products in 2011 through the support of a small sales and marketing infrastructure. We do not expect to earn any grant revenue during the remainder of year, as no awards are expected during the year ended December 31, 2011.
Cost of goods sold
The following table summarizes cost of goods sold for the three months ended September 30, 2010 and 2011:

	Three Months Ended
	September 30,		Increase (Decrease)
	2010	2011	$	%
	($000s)

Cost of goods sold	$76	$95	$19	25%

Total cost of sales represented 48% of product revenue for the three months ended September 30, 2010 and 58% of product revenue for the three months ended September 30, 2011.
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

The following table provides information with respect to our research and development expenditure for the three months ended September 30, 2010 and 2011:

	Three Months Ended
	September 30,		Increase (Decrease)
	2010	2011	$	%
	($000s)
Sapacitabine	$1,189	$1,848	$659	55%
Seliciclib	(12)	47	59	492%
Other research and development costs	292	171	(121)	(41)%

Total research and development costs	$1,469	$2,066	$597	41%

Total research and development expenses represented 35% and 49% of our operating expenses for the three months ended September 30, 2010 and 2011, respectively.
Research and development expenditure increased by $0.6 million to $2.1 million for the three month period ended September 30, 2011 from $1.5 million for the three month period ended September 30, 2010. The increase in costs of $0.6 million is mostly due to a $0.7 million increase in sapacitabine-related expenses, primarily a $0.3 million increase in clinical trial expenses and a $0.4 million increase in clinical trial supplies as a result of the SEAMLESS trial entering Phase 3. Seliciclib costs increased $59,000, from a net credit of $12,000 for the three months ended September 30, 2010, to $47,000 for the three months ended September 30, 2011, because accrued liabilities were released in 2010 as we reconciled certain final study costs. Other research and development costs decreased $0.1 million from approximately $0.3 million for the three months ended September 30, 2010 to approximately $0.2 million for three months ended September 30, 2011 as we have continued to concentrate financial resources on the development of sapacitabine and only selectively invest in other compounds.
The future
We will continue to concentrate our resources on the development of sapacitabine. We anticipate that overall research and development expenditures in 2011 will increase as we enroll the SEAMLESS pivotal Phase 3 trial.
Selling, general and administrative expenses
Selling, general and administrative expenses include costs for sales and marketing and administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the selling, general and administrative expenses for the three months ended September 30, 2010 and 2011:

	Three Months Ended
	September 30,		Increase (Decrease)
	2010	2011	$	%
	($000s)
Selling, general and administrative	$2,612	$2,051	$(561)	(21)%

Total selling, general and administrative expenses represented 63% and 49% of our operating expenses for the three months ended September 30, 2010 and 2011, respectively. Our selling, general and administrative expenditure decreased by $0.6 million from $2.6 million for the three months ended September 30, 2010 to $2.0 million for the three months ended September 30, 2011. The decrease of $0.6 million in expenses was primarily attributable to a net decrease in professional and consultancy costs of $0.2 million, a decrease in stock compensation of $0.3 million, a decrease in rent expense of $0.1 million, and a decrease in patent costs of $0.1 million.
The future
We expect our selling, general and administrative expenditures in 2011 to remain at lower levels than our expenditures in 2010.

Other income (expense)
The following table summarizes other income (expense) for the three months ended September 30, 2010 and 2011:

	Three Months Ended
	September 30,		Increase (Decrease)
	2010	2011	$	%
	($000s)
Other income (expense):
Change in valuation of warrants	$73	$440	$367	503%
Foreign exchange (losses)/gains	(25)	28	53	212%
Interest income	7	9	2	29%
Interest expense	(7)	—	7	(100)%

Total other income (expense)	$48	$477	$429	894%

Total other income and expense, net, increased by approximately $0.4 million, from $48,000 for the three months ended September 30, 2010, to $0.5 million for the three months ended September 30, 2011. The most significant impact is the change in the valuation of the warrant liability described below.
The change in valuation of warrants relates to the issue of warrants to purchase shares of our common stock under the registered direct financing completed in February 2007. The warrants issued to the investors meet the requirements of and are being accounted for as a liability in accordance with ASC 815, “Derivatives and Hedging”. The fair value of the warrants is re-measured each reporting period with a derivative gain or loss recognized in the consolidated statement of operations. Such gains or losses will continue to be reported until the warrants are exercised or expired. For the three months ended September 30, 2010 and 2011, we recorded gains as a result of the change in the value of warrants of $73,000 and a $0.4 million, respectively.
Foreign exchange gains (losses) increased by $53,000 to a gain of $28,000 for the three months ended September 30, 2011 compared to a loss of $25,000 for the three months ended September 30, 2010. Foreign exchange gains/(losses) are reported in the consolidated statement of operations as a separate line item within other income (expense).
Interest income increased by approximately $2,000 to $9,000 for the three months to September 30, 2010 from $7,000 for the three months ended September 30, 2010. This is mostly attributed to a higher average daily balance of cash and cash equivalents during the three months ended September 30, 2011 compared to the same period in 2010.
Interest expense was $7,000 for the three months ended September 30, 2010. We did not record interest expense for three months ended September 30, 2011. This reduction was due to the elimination of the accretion expense associated with the restructured Bothell lease, which expired in December 2010.
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

The following table summarizes research and development tax credits for the three months ended September 30, 2010 and 2011:

	Three Months Ended
	September 30,		Increase (Decrease)
	2010	2011	$	%
	($000s)
Income tax benefit	$143	$126	$(17)	(12)%

Research and development tax credits recoverable decreased by $17,000 to $0.1 million for the three months ended September 30, 2011 from $0.1 million for three months ended September 30, 2010. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year, but restricted to payroll taxes paid by us in the United Kingdom in that same year. The $17,000 decrease between the three months ended September 30, 2010 and 2011 is due to lower payroll taxes paid as a result of lower headcount in 2011.
The future
We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so.

Nine Months Ended September 30, 2010 and 2011
Revenues
The following table summarizes the components of our revenues for the nine months ended September 30, 2010 and 2011:

	Nine Months Ended
	September 30,		Increase (Decrease)
	2010	2011	$	%
	($000s)
Collaboration and research and development revenue	$100	$—	$(100)	(100)%
Product revenue	432	524	92	21%
Grant revenue	16	—	(16)	(100)%

Total revenue	$548	$524	$(24)	(4)%

We recognized $0.1 million of collaboration and research and development revenue for the nine months ended September 30, 2010 derived from an agreement with a pharmaceutical company under which we provided one of our compounds for evaluation in the field of eye care. We had no collaboration and research and development revenue for the nine months ended September 30, 2011.
Product revenue is derived from the sale of Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges. During the nine months ended September 30, 2010 and 2011, we recognized product revenue of approximately $0.4 and $0.5 million, respectively, in accordance with our revenue recognition policy. Product revenue was lower by $0.1 million for the nine months ended September 30, 2010 compared to the same period in 2011 due to $0.2 million in product returns during nine month ended September 30, 2010.
Grant revenue is recognized as we incur and pay for qualifying costs and services under the applicable grant. Grant revenue is primarily derived from various European Union and United Kingdom government grant awards. We recognized $16,000 in grant revenue for the nine months ended September 30, 2010. We did not recognize any grant revenue for the nine months ended September 30, 2011 as our last grant was finalized in the first quarter of 2010.
Cost of goods sold
The following table summarizes cost of goods sold for the nine months ended September 30, 2010 and 2011:

	Nine Months Ended
	September 30,		Increase (Decrease)
	2010	2011	$	%
	($000s)
Cost of goods sold	$310	$273	$(37)	(12)%

Total cost of sales represented 72% and 52% of product revenue for the nine months ended September 30, 2010 and 2011, respectively. The high percentage for the nine months ended September 30, 2010 is the result of lower product revenue driven by $0.2 million of product returns as described in “Revenues” above.

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
The following table provides information with respect to our research and development expenditure for the nine months ended September 30, 2010 and 2011:

	Nine Months Ended
	September 30,		Increase (Decrease)
	2010	2011	$	%
	($000s)
Sapacitabine	$3,992	$6,579	$2,587	65%
Seliciclib	121	72	(49)	(40)%
Other research and development costs	855	354	(501)	(59)%

Total research and development expenses	$4,968	$7,005	$2,037	41%

Total research and development expenses represented 37% and 53% of our operating expenses for the nine months ended September 30, 2010 and 2011, respectively.
Research and development expenditure increased by $2.0 million to $7.0 million for the nine month period ended September 30, 2011 from $5.0 million for the nine month period ended September 30, 2010. The increase in costs of $2.0 million is primarily due to a $2.6 million increase in sapacitabine related costs and a $0.6 million decrease in other research and development costs, respectively, as we continue to focus on the development of sapacitabine. The $2.6 million increase in sapacitabine expenditures was primarily due to $1.6 million of contractual expenses, resulting from an achievement of a milestone triggered by the opening of enrollment in our SEAMLESS trial, pursuant to the Daiichi Sankyo license under which we license certain patent rights for sapacitabine, a $0.8 million increase related to clinical trial supplies, and a $0.4 million increase in clinical trial expenses. Seliciclib costs decreased by $49,000 from $121,000 for the nine months ended September 30, 2010 to $72,000 for nine months ended September 30, 2011 primarily due to the completion of clinical trials. Other research and development costs decreased $0.5 million to $0.4 million for the nine months ended September 30, 2011 from $0.9 million for the nine months ended September 30, 2010, as we have concentrated financial resources on the development of sapacitabine and reduced investment in other compounds.
Selling, general and administrative expenses
Selling, general and administrative expenses include costs for sales and marketing and administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the selling, general and administrative expenses for the nine months ended September 30, 2010 and 2011:

	Nine Months Ended
	September 30,		Increase (Decrease)
	2010	2011	$	%
	($000s)
Selling, general and administrative	$8,103	$5,891	$(2,212)	(27)%

Total selling, general and administrative expenses represented 61% and 45% of our operating expenses for the nine months ended September 30, 2010 and 2011, respectively. Our selling, general and administrative expenditure decreased by $2.2 million from $8.1 million for the nine months ended September 30, 2010 to $5.9 million for the nine months ended September 30, 2011. The decrease of $2.2 million in expenses was primarily attributable to a net decrease in professional and consultancy costs of $1.3 million, a decrease in salaries of $0.3 million, a decrease in rent of $0.3 million as a result of the expiration our lease on a facility in Bothell, Washington in December 2010, and a decrease in stock compensation of $0.6 million. These amounts were partially offset by a $0.2 million increase in patent-related costs.
Other income (expense)
The following table summarizes other income (expense) for the three months ended September 30, 2010 and 2011:

	Nine Months Ended
	September 30,		Increase (Decrease)
	2010	2011	$	%
	($000s)
Other income (expense):
Change in valuation of warrants	$(443)	$643	$1,086	(245)%
Foreign exchange (losses)/gains	(63)	(59)	4	6%
Interest income	24	33	9	38%
Interest expense	(40)	—	40	(100)%

Total other income (expense)	$(522)	$617	$1,139	(218)%

Total other income and expense, net, increased by approximately $1.1 million, from an expense of $0.5 million for the nine months ended September 30, 2010, to income of $0.6 million for the nine months ended September 30, 2011. The most significant impact is the $1.1 million increase in the change in the valuation of the warrant liability, mostly due to the decrease in our common share price.
The change in valuation of warrants relates to the issue of warrants to purchase shares of our common stock under the registered direct financing completed in February 2007. The warrants issued to the investors are classified as liabilities in accordance with ASC 815, “Derivatives and Hedging”. The fair value of the warrants is re-measured each reporting period with a derivative gain or loss recognized in the consolidated statement of operations. Such gains or losses will continue to be reported until the warrants are exercised or expired. For the nine months ended September 30, 2010 and 2011, the change in the valuation of warrants was a $0.5 million decrease and a $0.6 million increase, respectively.
Foreign exchange gains (losses) increased by $4,000 to a loss of $59,000 for the nine months ended September 30, 2011 compared to a loss of $63,000 for the nine months ended September 30, 2010. Foreign exchange gains/(losses) are reported in the consolidated statement of operations as a separate line item within other income (expense).
Interest income increased by approximately $9,000 to $33,000 for the nine months ended September 30, 2010 from $24,000 for the nine months ended September 30, 2010. This is mostly attributed to a higher average daily balance of cash and cash equivalents during the three months ended September 30, 2011 compared to the same period in 2010.

Interest expense was $40,000 for the nine months ended September 30, 2010. We did not record any interest expense for the nine months ended September 30, 2011. This reduction was due to the elimination of the accretion expense associated with the restructured Bothell lease, which expired in December 2010.
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
The following table summarizes research and development tax credits for the nine months ended September 30, 2010 and 2011:

	Nine Months Ended
	September 30,		Increase (Decrease)
	2010	2011	$	%
	($000s)
Income tax benefit	$506	$443	$(63)	(12)%

Research and development tax credits recoverable decreased $0.1 million, from $0.5 million for the nine months ended September 30, 2010, to $0.4 million for the nine months ended September 30, 2011. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year, but restricted to payroll taxes paid by us in the United Kingdom in that same year. The $0.1 million decrease between the nine months ended September 30, 2010 and 2011 is due to lower payroll taxes paid as a result of lower headcount in 2011.

Liquidity and Capital Resources
The following is a summary of our key liquidity measures at December 31, 2010 and September 30, 2011:

	December 31,	September 30,		%
	2010	2011	$ Difference	Difference
	($000s)
Cash and cash equivalents	$29,495	$27,675	$(1,820)	(6)%

Working capital:
Current assets	$31,051	$28,781	$(2,270)	(7)%
Current liabilities	(6,535)	(5,935)	600	(9)%

Working capital	$24,516	$22,846	$(1,670)	(7)%

The objectives of our cash management policy are to safeguard and preserve funds, to maintain liquidity sufficient to meet our cash flow requirements and to attain a market rate of return. At September 30, 2011, we had cash and cash equivalents of $27.7 million as compared to $29.5 million at December 31, 2010. The decrease in balance was primarily due to normal cash outflows required to operate our business, offset by net proceeds of $9.3 million from the July 2011 underwritten offering. Since our inception, we have not generated any significant revenue and have relied primarily on the proceeds from sales of equity and preferred securities to finance our operations and internal growth. Additional funding has come through interest on investments, licensing revenue, government grants and research and development tax credits. We have incurred significant losses since our inception. As of September 30, 2011, we had an accumulated deficit during the development stage of $253.4 million. We believe that existing funds together with cash generated from operations and recent financing activities are sufficient to satisfy our planned working capital, capital expenditures, debt service and other financial commitments for at least the next twelve months. Current business and capital market risks could have a detrimental effect on the availability of sources of funding and our ability to access them in the future which may delay or impede our progress of advancing our drugs currently in the clinic to approval by the FDA for commercialization.
Cash provided by (used in) operating, investing and financing activities
Cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2010 and 2011, is summarized as follows:

	Nine months ended September 30,
	2010	2011
	($000s)
Net cash used in operating activities	(12,302)	(10,718)
Net cash provided by (used in) investing activities	27	(6)
Net cash provided by (used in) financing activities	19,282	8,897
Operating activities
Net cash used in operating activities decreased $1.6 million, from $12.3 million for the nine months ended September 30, 2010 to $10.7 million for the nine months ended September 30, 2011. The decrease in cash outflow is primarily the result of better management of selling, general and administrative expenses as the result of our continued focus on sapacitabine.
Investing activities
Net cash provided by investing activities decreased $33,000, from an inflow of $27,000 for the nine months ended September 30, 2010, as a result of the sale of laboratory equipment, to an outflow of $6,000 during the nine months ended September 30, 2011 as a result of equipment purchases.

Financing activities
Net cash used in financing activities for the nine months ended September 30, 2011 was $8.9 million. Net cash provided by financing activities was $19.3 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2010, we completed two registered direct offerings in January 2010 for gross proceeds of approximately $13.0 million, drew down the Kingsbridge CEFF totaling approximately $2.8 million and had investors exercising warrants totaling $2.7 million. During the nine months ended September 30, 2011, we received $9.3 million in net financing proceeds and paid a cash dividend to our holders of the Preferred Stock of approximately $0.4 million.
Operating Capital and Capital Expenditure Requirements
We expect to continue to incur substantial operating losses in the future. While we have generated modest product revenues from ALIGN product sales from October 2007 through September 30, 2011, we do not expect to generate any significant product revenues until a product candidate has been approved by the FDA or similar regulatory agencies in other countries and successfully commercialized.
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
Off-Balance Sheet Arrangements
As of September 30, 2011, we have no off-balance sheet arrangements.

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

Warrants Liability
With respect to warrants issued in February 2007 as part of a financing and pursuant to ASC 815, since we are unable to control all the events or actions necessary to settle the warrants in registered shares the warrants have been recorded as a current liability at fair value. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statements of operations. During the three months ended September 30, 2010 and 2011, the Company recognized gains from the change in the value of warrants of approximately $73,000 and $0.4 million, respectively. During the nine months ended September 30, 2010, the Company recognized the change in the value of warrants as a loss of approximately $0.4 million. During the nine months ended September 30, 2011, the Company recognized the change in the value of warrants as a gain of approximately $0.6 million. Fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the warrants liability.
Recently Issued Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, which amends the guidance in ASC 350-20, Intangibles-Goodwill and Other-Goodwill (“ASC 350-20”). The guidance simplifies how companies test goodwill for impairment by allowing companies to use a qualitative approach. The amendments in the ASU permit a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350-20.The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill tests performed as of a date before September 15, 2011, if a company’s financial statements for the most recent annual or interim period have not yet been issued. Adoption of the guidance is not expected to have a material impact on our consolidated financial statements.
In June 2011, the FASB issued Accounting Standards ASU 2011-05 to amend the guidance on the presentation of comprehensive income in ASC 220 that would require companies to present a single statement of comprehensive income or two separate but consecutive statements, a statement of operations and a statement of comprehensive income. The proposed guidance would make the financial statement presentation of comprehensive income more prominent by eliminating the alternative to present comprehensive income within the statement of equity. The ASU will be effective for annual periods beginning after December 15, 2011, although the FASB has recently issued a proposal to defer the effective date of certain aspects of ASC 2011-5 indefinitely. Nonetheless, the adoption of the guidance will not have a material impact on our consolidated financial statements.
In May 2011, the FASB issued ASU 2011-04, which amends GAAP to conform to International Financial Reporting Standards (“IFRS”) fair value measurement and disclosure requirements. The amendments change the wording used to describe the requirements in GAAP for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements. This guidance is effective for annual periods beginning after December 15, 2011, applied prospectively. Adoption of the guidance is not expected to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to fluctuations in foreign currency exchange rates.
Foreign Currency Risk
We are exposed to foreign currency rate fluctuations related to the operation of our subsidiary in the United Kingdom. At the end of each reporting period, income and expenses of the subsidiary are translated into U.S. dollars using the average currency rate in effect for the period and assets and liabilities are translated into U.S. dollars using either historical rates or the exchange rate in effect at the end of the period. Intercompany loans with this subsidiary are denominated in U.S. dollars and unrealized foreign exchange gains and losses arising on these loans have been recorded in the consolidated statement of operations within the separate line item foreign exchange gains/(losses) within other income (expense) up to September 30, 2008.
We currently do not engage in foreign currency hedging. We enter into certain transactions denominated in foreign currencies in respect of underlying operations and, therefore, we are subject to currency exchange risks. We realized losses of $25,000 and gains of $28,000 for the three months ended September 30, 2010 and 2011, respectively. During the nine months ended September 30, 2010 and 2011, we realized losses of $63,000 and $59,000, respectively.
Common Stock Price Risk
In February 2007, we issued common stock and warrants. Pursuant to ASC 815, we recorded the fair value of the warrants as a current liability. The fair value of the outstanding warrants is remeasured at each reporting period with any resulting change in the fair value being reflected in the condensed consolidated statements of operations. We recognized gains of $73,000 and $0.4 million on the consolidated statement of operations for the three months ended September 30, 2010 and 2011, respectively, related to the change in the value of warrants. We recognized a loss of $0.4 million and a gain of $0.6 million on the consolidated statement of operations for the nine months ended September 30, 2010 and 2011, respectively, related to the change in the value of warrants. Fair value of the warrants will be affected by estimates of various factors that may affect the respective instrument, including our stock price, the risk free rate of return and expected volatility in the fair value of our stock price. As the fair value of this derivative may fluctuate significantly from period to period, the resulting change in valuation may have a significant impact on our results of operations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of September 30, 2011, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of September 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls described in the amendment to our Annual Report on Form 10-K for the year ended December 31, 2010 in the section captioned “Item 9A — Controls and Procedures — Management’s Annual Report on Internal Control Over Financial Reporting” that remain present.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than those described below.

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
A large number of drug candidates are in development for the treatment of leukemia, lung cancer, lymphomas and nasopharyngeal cancer. Several pharmaceutical and biotechnology companies have nucleoside analogs or other products on the market or in clinical trials which may be competitive to sapacitabine in both hematological and oncology indications. These include Celgene, Cephalon, Eisai, Johnson & Johnson, Eli Lilly, Genzyme, GlaxoSmithKline, Hospira, Onconova, Pfizer, Seattle Genetics and Sunesis. There are two other orally available CDK inhibitors in Phase 2 clinical trials. PD-0332991 (Pfizer/Onyx) and PHA-848125 (Nerviano Medical Sciences) target different subsets of kinase enzymes and have a different mechanism of action from seliciclib. We believe that seliciclib is currently the most advanced orally available CDK-specific agent in Phase 2 clinical trials but that there are a number of companies, including AstraZeneca, Astex Pharmaceuticals, Bayer-Schering, Eisai, Merck, Nerviano Medical Sciences, Pfizer, Piramal Life Sciences, and Roche that are developing CDK inhibitors in early stage clinical trials in cancer patients. Although Aventis, a predecessor of Sanofi-Aventis, had previously announced that it has ceased Phase 2 development of alvocidib or flavopiridol, a CDK inhibitor, we believe that the National Cancer Institute’s Cancer Therapy Evaluation Program, or CTEP, is continuing to enroll patients in a CTEP sponsored trial in patients with chronic leukemia. A number of companies are pursuing discovery and research activities in each of the other areas that are the subject of our research and drug development programs. We believe that Amgen, Astex Pharmaceuticals, AstraZeneca, Entremed, Merck, jointly with Vertex, Nerviano Medical Sciences, Pfizer, Rigel, Sunesis and Takeda-Millennium have commenced Phase 1, Phase 2, or Phase 3 clinical trials of Aurora kinase inhibitors in patients with advanced cancers. Several companies have reported selection of Aurora kinase inhibitor candidates for development and may have started or are expected to start clinical trials within the next twelve months. We believe that Boehringer Ingelheim, GlaxoSmithKline, Merck, Nerviano Medical Sciences, Takeda-Millennium and Tekmira Pharmaceuticals Corporation have commenced Phase 1 or Phase 2 clinical trials with Plk inhibitor candidates for oncology indications. For our ALIGN products, we believe that Beiersdorf, Daiichi Sankyo, Eisai, Johnson & Johnson, MPM Medical and other companies market products for radiation dermatitis and xerostomia.
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
Inventory levels of Xclair® Cream, Numoisyn® Liquid or Numoisyn® Lozenges held by wholesalers can also cause our operating results to fluctuate unexpectedly. For the three months ended September 30, 2010 and 2011, approximately 92% and 87%, respectively, of our product sales in the United States were to three wholesalers, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen. For the nine months ended September 30, 2010 and 2011, approximately 88% and 89%, respectively, of our product sales were to the three wholesalers. Inventory levels held by those wholesalers can cause our operating results to fluctuate unexpectedly if our sales to wholesalers do not match customer demand. We have entered into inventory management agreements with these U.S. wholesalers under which they provide us with data regarding inventory levels at these wholesalers. However, these wholesalers may not be completely effective in matching inventory levels to customer demand, as they make estimates to determine customer demand. In addition, inventory is held at retail pharmacies and other non-wholesaler locations, for which we have no inventory management agreements and have no control in respect to their buying patterns. Also, the non-retail sector in the United States, which includes government institutions and large health maintenance organizations, tends to be less consistent in terms of buying patterns, and often causes quarter-over-quarter fluctuations in inventory and ordering patterns. We attempt to monitor inventory of Xclair®, Numoisyn® Liquid or Numoisyn® Lozenges in the United States through the use of internal sales forecasts and the expiration dates of product shipped, among other factors.
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
Economic conditions remain difficult with the continuing uncertainty in the global credit markets, the European Union, the financial services industry and the United States capital markets and with the United States economy as a whole experiencing a period of substantial turmoil and uncertainty characterized by unprecedented intervention by the United States federal government and the failure, bankruptcy, or sale of various financial and other institutions. We believe the current economic conditions and financial market turmoil could adversely affect our operations, business and prospects, as well as our ability to obtain funds. If these circumstances persist or continue to worsen, our future operating results could be adversely affected, particularly relative to our current expectations.
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
We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of December 31, 2010 and September 30, 2011, our accumulated deficit was $241.8 million and $253.4 million, respectively. Our net loss for the nine months ended September 30, 2010 and 2011 was $12.8 million and $11.6 million, respectively. Our net loss applicable to common stockholders from inception through September 30, 2011 was $294.9 million. Our drug candidates are in the mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years, as we continue our research and development of our drug candidates, seek regulatory approvals, commercialize any approved drugs and market and promote the ALIGN products: Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.
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
Our common stock is currently listed for trading on the NASDAQ Global Market. We must satisfy NASDAQ’s continued listing requirements, including among other things, a minimum stockholders’ equity of $10.0 million and a minimum bid price for our common stock of $1.00 per share, or risk delisting, which would have a material adverse effect on our business. A delisting of our common stock from the NASDAQ Global Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. During 2009, Cyclacel received notification from the NASDAQ Stock Market that the Company was not in compliance with the minimum $10 million stockholders’ equity requirement for continued listing set forth in NASDAQ Marketplace Rule 5450(b)(1)(A). On January 27, 2010, NASDAQ notified the Company that it regained compliance with the minimum $50 million market value of listed securities requirement and that it currently complies with all other applicable standards for continued listing on The NASDAQ Global Market. Accordingly, the Company’s shares of common and preferred stock will continue to trade on The NASDAQ Global Market. In September 2011, Cyclacel received a NASDAQ Staff Deficiency Letter indicating that it was not in compliance with the minimum bid price requirement for continued listing on the NASDAQ exchange because the bid price for the common stock had closed under $1.00 for 30 consecutive business days. We may achieve compliance if, at any time before March 14, 2012, the bid price of our stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. If we are not able to comply with the bid price requirement by March 14, 2012, or in subsequent 180 day period as allowed by NASDAQ, the NASDAQ staff may begin the process to have our securities delisted.

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
Some of our costs and expenses are denominated in foreign currencies. Most of our foreign expenses are associated with our research and development operations of our United Kingdom-based wholly-owned subsidiary. When the United States dollar weakens against the British pound or other foreign currency, the United States dollar value of the foreign currency denominated expense increases, and when the United States dollar strengthens against the British pound or other foreign currency, the United States dollar value of the foreign currency denominated expense decreases. Consequently, changes in exchange rates, and in particular a weakening of the United States dollar, may adversely affect our results of operations
Risks Related to our Intellectual Property
We may be subject to damages resulting from claims that our employees or we have wrongfully used or disclosed alleged trade secrets of their former employers.
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

In addition, in the event a third party seeks to acquire our company or acquire control of our company by way of a merger, but the terms of such offer do not provide for our preferred stock to remain outstanding or be converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to our preferred stock, the terms of the Certificate of Designation of our preferred stock provide for an adjustment to the conversion ratio of our preferred stock such that, depending on the terms of any such transaction, preferred stockholders may be entitled, by their terms, to receive up to $10.00 per share in common stock, causing our common stockholders not to receive as favorable a price as the price at which such shares may be trading at the time of any such transaction. As of September 30, 2011, there were 1,213,142 shares of our preferred stock issued and outstanding. If the transaction were one in which proceeds were received by the Company for distribution to stockholders, and the terms of the Certificate of Designation governing the preferred stock were strictly complied with, approximately $13,344,563 would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time. Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
None.

Item 6.	Exhibits.

31.1	*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	***
The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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

CYCLACEL PHARMACEUTICALS, INC.
Date: November 14, 2011	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and Executive Vice President, Finance