Form 10-Q
period 2012-03-31
Cyclacel Pharmaceuticals, Inc.
filed 2012-05-15
CIK 1130166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting filer ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2011 there were 59,003,301 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In $000s, except share amounts)

	December 31, 2011	March 31, 2012
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,449	$23,640
Inventory	182	109
Prepaid expenses and other current assets	1,200	1,423
Total current assets	25,831	25,172
Property, plant and equipment (net)	167	166
Total assets	$25,998	$25,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,763	$1,116
Accrued liabilities and other current liabilities	4,664	4,504
Economic rights	—	1,153
Other liabilities measured at fair value	71	29
Total current liabilities	6,498	6,802
Total liabilities	6,498	6,802
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2011 and March 31, 2012; 1,213,142 shares issued and outstanding at December 31, 2011 and March 31, 2012. Aggregate preference in liquidation of $13,708,505 and $13,890,476 at December 31, 2011 and March 31, 2012, respectively	1	1
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2011 and March 31, 2012; 54,220,458 and 58,993,414 shares issued and outstanding at December 31, 2011 and March 31, 2012, respectively	54	59
Additional paid-in capital	276,452	278,430
Accumulated other comprehensive loss	57	65
Deficit accumulated during the development stage	(257,064)	(260,019)
Total stockholders’ equity	19,500	18,536
Total liabilities and stockholders’ equity	$25,998	$25,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
 (A Development Stage Company)
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In $000s, except share and per share amounts)
 (Unaudited)

	Three Months Ended March 31,		Period from August 13, 1996 (inception) to March 31,
	2011	2012	2012
Revenues:
Collaboration and research and development revenue	$—	$—	$3,100
Product revenue	192	161	3,182
Grant revenue	—	—	3,648
	192	161	9,930
Operating expenses:
Cost of goods sold	106	94	1,846
Research and development	3,080	1,347	187,146
Selling, general and administrative	1,806	1,996	91,483
Goodwill and intangible impairment	—	—	7,934
Restructuring costs	—	—	2,634
Total operating expenses	4,992	3,437	291,043
Operating loss	(4,800)	(3,276)	(281,113)
Other income (expense):
Costs associated with aborted 2004 IPO	—	—	(3,550)
Payment under guarantee	—	—	(1,652)
Change in valuation of Economic Rights	—	(56)	(56)
Change in valuation of other liabilities measured at fair value	78	42	6,413
Foreign exchange (losses)/gains	(68)	114	(4,259)
Interest income	11	6	13,731
Interest expense	—	—	(4,677)
Other income	—	47	47
Total other income (expense)	21	153	5,997
Loss before taxes	(4,779)	(3,123)	(275,116)
Income tax benefit	191	168	18,612
Net loss	(4,588)	(2,955)	(256,504)
Dividends on preferred ordinary shares	—	—	(38,123)
Deemed dividend on convertible exchangeable preferred shares	—	—	(3,515)
Dividend on convertible exchangeable preferred shares	(182)	(182)	(3,839)
Net loss applicable to common shareholders	$(4,770)	$(3,137)	$(301,981)
Net loss per share — Basic and diluted	$(0.10)	$(0.06)
Weighted average common shares outstanding	46,572,180	54,761,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
 (A Development Stage Company)
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (In $000s, except share and per share amounts)
 (Unaudited)

	Three Months Ended March 31,		Period from August 13, 1996 (inception) to March 31,
	2011	2012	2012
Comprehensive loss	(4,611)	(2,947)	256,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $000s)
(Unaudited)

	Three Months Ended March 31,		Period from August 13, 1996 (inception) to March 31,
	2011	2012	2012
Cash flows from operating activities:

Net loss	$(4,588)	$(2,955)	$(256,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest on notes payable, net of amortization of debt premium	—	—	100
Amortization of investment premiums, net	—	—	(2,297)
Change in valuation of Economic Rights	—	56	56
Change in valuation of other liabilities measured at fair value	(78)	(42)	(6,413)
Warrant re-pricing	—	—	44
Depreciation and amortization	86	15	12,570
Amortization of intangible assets	—	—	886
Fixed asset impairment	—	—	221
Unrealized foreign exchange loss	—	—	7,747
Deferred revenue	—	—	(98)
Compensation for warrants issued to non-employees	—	—	1,215
Shares issued for IP rights	—	—	446
(Gain) loss on disposal of property, plant and equipment	—	(47)	53
Goodwill and intangibles impairment	—	—	7,934
Stock based compensation	251	102	19,125
Provision for restructuring	—	—	1,779
Amortization of issuance costs of Preferred Ordinary “C” shares	—	—	2,517
Transaction costs on sale of economic rights	—	33	33
Changes in operating assets and liabilities:
Prepaid expenses, inventory and other current assets	40	(126)	(184)
Accounts payable, accrued liabilities and other current liabilities	397	(807)	(6,120)
Net cash used in operating activities	(3,892)	(3,771)	(216,890)
Investing activities:
Purchase of ALIGN	—	—	(3,763)
Purchase of property, plant and equipment	—	(9)	(8,846)
Proceeds from sale of property, plant and equipment	—	24	187
Purchase of short-term investments	—	—	(156,657)
Redemptions of short-term investments, net of maturities	—	—	162,729
Net cash provided by (used in) investing activities	—	15	(6,350)
Financing activities:
Payment of capital lease obligations	—	—	(3,719)
Proceeds from issuance of ordinary and preferred ordinary shares, net of issuance costs	—	—	121,678
Proceeds from issuance of common stock, warrants and economic rights, net of issuance costs	(80)	2,911	94,582
Net proceeds from stock options and warrants exercised	2	34	207
Payment of preferred stock dividend	(182)	—	(1,898)
Repayment of government loan	—	—	(455)

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)
(Unaudited)

	Three Months Ended March 31,		Period from August 13, 1996 (inception) to March 31,
	2011	2012	2012
Government loan received	—	—	414
Loan received from Cyclacel Group Plc	—	—	9,103
Proceeds of committable loan notes issued from shareholders	—	—	8,883
Loans received from shareholders	—	—	1,645
Cash and cash equivalents assumed on stock purchase	—	—	17,915
Costs associated with stock purchase	—	—	(1,951)
Net cash (used in) provided by financing activities	(260)	2,945	246,404
Effect of exchange rate changes on cash and cash equivalents	7	2	476
Net increase (decrease) in cash and cash equivalents	(4,145)	(809)	23,640
Cash and cash equivalents at beginning of period	29,495	24,449	—
Cash and cash equivalents at end of period	$25,350	$23,640	$23,640

Supplemental disclosure of cash flows information:
Cash received during the period for:
Interest	3	5	11,751
Taxes	—	—	18,207
Cash paid during the period for:
Interest	—	—	(1,914)
Schedule of non-cash transactions:
Acquisitions of equipment purchased through capital leases	—	—	3,470
Issuance of common shares in connection with license agreements	—	—	592
Issuance of ordinary shares on conversion of bridging loan	—	—	1,638
Issuance of preferred ordinary “C” shares on conversion of secured convertible loan notes and accrued interest	—	—	8,893
Issuance of ordinary shares in lieu of cash bonus	—	—	164
Issuance of other long term payable on ALIGN acquisition	—	—	1,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Cyclacel’s clinical development priorities are focused on sapacitabine, an orally available, cell cycle modulating nucleoside analogue.

Sapacitabine is being evaluated in the SEAMLESS Phase 3 trial being conducted under a Special Protocol Assessment agreement with the US Food and Drug Administration (“FDA”) for the front-line treatment of acute myeloid leukemia in the elderly and in Phase 2 studies for myelodysplastic syndromes, non-small cell lung cancer (“NSCLC”) and chronic lymphocytic leukemia.

We have ongoing clinical programs in development awaiting further data. Once data becomes available and is reviewed, we will determine the feasibility of pursuing further development and/or partnering these assets, including sapacitabine in combination with seliciclib, our second clinical candidate,  and seliciclib in NSCLC and nasopharyngeal cancer (“NPC”). In addition, we market directly in the United States Xclair® Cream for radiation dermatitis and Numoisyn® Liquid and Numoisyn® Lozenges for xerostomia. However, these activities generate a small amount of revenues.  As a development stage enterprise, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel. We currently anticipate that our cash and cash equivalents of approximately $23.6 million at March 31, 2012 are sufficient to meet our anticipated short-term working capital needs and to fund our on-going sapacitabine clinical trials for at least the next twelve months. However, we cannot be certain that we will be able to raise sufficient funds to complete the development and commercialize any of our product candidates currently in clinical development, should they succeed.

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2012, the condensed consolidated statements of operations, comprehensive loss, and cash flows for the three months ended March 31, 2012 and 2011 and the period from August 13, 1996 (inception) to March 31, 2012, and all related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2011 is derived from the audited consolidated financial statements included in the 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the condensed consolidated balance sheet as of March 31, 2012, and the results of operations, comprehensive loss and cash flows for the three months ended March 31, 2012 and 2011, have been made. The interim results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the SEC.

Recent Developments

Sale of Common Stock and Economic Rights

On March 22, 2012, the Company entered into a purchase agreement with certain existing institutional stockholders raising approximately $2.9 million of proceeds, net of certain fees and expenses. The proceeds from the financing will be used to fund ongoing litigation-related expenses involving specified Cyclacel intellectual property and for general corporate purposes.

Under the terms of the purchase agreement, the investors purchased 4,688,079 shares of the Company’s common stock at a price of $0.6476, which is equal to the 10-day average closing price of the Company’s common stock for the period ending on Wednesday, March 21, 2012. The shares issued at closing are subject to a lock-up period of one year from the date of issuance.

In addition to the common stock, investors received contractual rights to receive cash equal to 10% of any future litigation settlement related to the specified intellectual property, subject to a cap.  In certain defined situations, the Company may have to issue either additional shares or warrants. These collective contractual rights are referred to as “Economic Rights”.

See “Note 3, Fair Value Measurements” for further details.

Preferred Stock Dividend

On March 6, 2012, the Company’s Board of Directors decided not to declare a quarterly cash dividend on the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”) with respect to the first quarter of 2012 that would have otherwise been payable on May 1, 2012.

Subsequent Developments

NASDAQ Appeal

Previously, the Company received a determination letter from NASDAQ, notifying the Company that it had not regained compliance with the minimum closing bid price requirements set forth in Listing Rule 5450(a)(1) (the “Rule”) during the 180 calendar days allowed to regain compliance and that the Company’s common stock was subject to delisting from the NASDAQ Global Market.

On April 26, 2012, the Company presented its plan to regain compliance with the Rule, which plan included the possibility of effectuating a reverse stock split, before a NASDAQ Listing Qualifications Panel (the “Panel”). On May 15, 2012, the Panel approved the Company’s plan to regain compliance, and determined to continue the Company’s listing pursuant to an exception to the Rule for a maximum of 180 calendar days from the date of the NASDAQ Staff’s notification, or through September 11, 2012, provided that the Company has evidenced a closing bid price of $1.00 or more for a minimum of ten consecutive trading days prior to such date.

If the Company is unable to provide evidence of compliance with the Rule, the Company may still transfer its listing to the NASDAQ Capital Market if it meets the initial listing criteria set forth in NASDAQ Marketplace Rule 5505, except for the bid price requirement. In that case, it may have until September 11, 2012 to comply with the minimum bid price requirement. The Company currently meets these initial listing criteria, except for the bid price requirement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries for the indicated periods. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include estimated levels of product returns, and inputs used to determine stock-based compensation expense and the fair value of financial instruments, such as Economic Rights and other liabilities measured at fair value. Cyclacel reviews its estimates on an ongoing basis. The estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.

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

Trade accounts receivable are included in prepaid expenses and other current assets on the consolidated balance sheet and were $0.1 million and $0.2 million at December 31, 2011 and March 31, 2012, respectively. All trade accounts receivable were deemed collectible as of December 31, 2011 and March 31, 2012.

For the three months ended March 31, 2011 and 2012, approximately 90% and 86%, respectively, of our product sales in the United States were to three wholesalers.

Inventory

Cyclacel values inventories at the lower of cost or market. The Company determines cost using the first-in, first-out method. As of March 31, 2012 and December 31, 2011, all inventories were classified as finished goods. The Company analyzes its inventory levels at least quarterly to identify any items that may expire prior to sale, inventory that has a cost basis in excess of net realizable value, or inventory in excess of expected sales requirements.  The determination of whether or not inventory costs will be realizable requires estimates by the Company’s management.  A critical input in this determination is future expected sales forecasts. The Company writes off inventory that is expected to expire before being sold.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required in future periods.

There were no inventory write-downs during the three months ended March 31, 2011 and 2012. In the future, reduced demand, quality issues or excess supply may result in write-downs, which would be recorded as adjustments to cost of sales.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, Economic Rights, and other liabilities measured at fair value. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values due to the nature of the accounts, notably their short maturities. Economic Rights and other liabilities measured at fair value employ applicable inputs as described in “Note 3, Fair Value Measurements”.

Revenue Recognition

Product sales

The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured.

The Company offers a general right of return on product sales, and has considered the guidance in ASC Subtopic 605-15, “Revenue Recognition -Products” (“ASC 605-15”) and ASC Subtopic 605 — 10 “Revenue Recognition - Overall” (“ASC 605-10”). Under these guidelines, the Company accounts for all product sales using the “sell-through” method. Under the sell-through method, revenue is not recognized upon shipment of product to distributors. Instead, the Company records deferred revenue at gross invoice sales price less 5% of the current wholesale acquisition price (in accordance with our returns policy) and deferred cost of sales at the cost at which those goods were held in inventory. The Company recognizes revenue and cost of sales when such inventory is sold through to pharmacies. To estimate product sold through to pharmacies, the Company relies on third-party information, including information obtained from significant distributors with respect to their inventory levels and sell-through to pharmacies. At the time of revenue recognition, the Company also estimates a provision for returned products based on historical data and future expectations; this provision is charged against revenues.

Deferred revenue was $0.1 million at December 31, 2011 and March 31, 2012. Deferred cost of goods sold was approximately $20,000 and $22,000 at December 31, 2011 and March 31, 2012, respectively.

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

Research and development revenues, which are earned under agreements with third parties for contract research and development activities, are recorded as the related services are performed. Milestone payments are non-refundable and recognized as revenue when earned, as evidenced by achievement of the specified milestones and the absence of ongoing performance obligations. Any amounts received in advance of performance are recorded as deferred revenue. None of the revenues previously recognized are refundable if the relevant research effort is not successful.

Grant revenues from government agencies and private research foundations are recognized as the related qualified research and development costs are incurred, up to the limit of the prior approval funding amounts. All grants earned and received are not refundable. The Company had deferred grant revenue of approximately $75,000 at March 31, 2012.  The Company had no such deferred revenue at December 31, 2011.

Clinical Trial Accounting

Data management and monitoring of the Company’s clinical trials are performed with the assistance of contract research organizations (“CROs”) or clinical research associates (“CRAs”) in accordance with the Company’s standard operating procedures. Typically, CROs and some CRAs bill monthly for services performed, and others bill based upon milestones achieved. For outstanding amounts, the Company accrues unbilled clinical trial expenses based on estimates of the level of services performed each period. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as research and development expenses. Clinical trial costs related to patient enrollment are accrued as patients are entered into the trial and any initial payment made to the clinical trial site is recognized upon execution of the clinical trial agreements and expensed as research and development expenses.

Research and Development Expenditures

Research and development expenses consist primarily of costs associated with developing the Company’s product candidates, including upfront fees and milestones paid to parties from whom the Company licenses certain intellectual property, compensation and other expenses for research and development personnel, supplies and development materials, costs for consultants and related contract research, facility costs, amortization of purchased technology and depreciation. Expenditures relating to research and development are expensed as incurred.

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

Translation adjustments arising on consolidation due to differences between average rates and balance sheet rates, as well as unrealized foreign exchange gains or losses arising from remeasurement of foreign-currency denominated intercompany loans that are of a long-term-investment nature, are recorded in other comprehensive income.

Fair Value Measurements

Inputs used to determine fair value of financial and non-financial assets and liabilities are categorized using a fair value hierarchy that prioritizes observable and unobservable inputs into three broad levels, from Level 1, which is the most reliable, to Level 3, which is the least reliable (see Note 3, Fair Value Measurements). Management reviews the categorization of fair value inputs on a periodic basis and may determine that it is necessary to transfer an input from one level of the fair value hierarchy to another based on changes in events or circumstances, such as a change in the observability of an input. Any such transfer will be recognized at the end of the reporting period.

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

The Company applies the guidance codified in ASC Topic 740, “Income taxes” (“ASC 740”) related to accounting for uncertainty in income taxes. ASC 740 specifies the accounting for uncertainty in income taxes recognized in a company’s financial statements by prescribing a minimum probability threshold a tax position is required to meet before being recognized in the financial statements.

The Company records income tax benefits related to research and development tax credits, which will be claimed from H. M. Revenue & Customs, the United Kingdom’s taxation and customs authority, with respect to qualifying research and development costs incurred in the same accounting period.

Stock-based Compensation

The Company grants stock options, restricted stock units and restricted stock to officers, employees and directors under the Amended and Restated Equity Incentive Plan (“2006 Plan”), which was approved on March 16, 2006, as amended on May 21, 2007, and subsequently amended and restated on April 14, 2008.  The Company has granted various types of awards under the 2006 Plan, which is described more fully in Note 6, Stock-Based Compensation Arrangements. The Company accounts for these awards under ASC 718, “Compensation — Stock Compensation” (“ASC 718”).

ASC 718 requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the requisite service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of awards granted and the quoted price of the Company’s common stock on the date of grant. The determination of grant-date fair value for stock option awards is estimated using the Black-Scholes model, which includes variables such as the expected volatility of the Company’s share price, the anticipated exercise behavior of its employees, interest rates, and dividend yields. These variables are projected based on the Company’s historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised.  The Company considers many factors when estimating expected forfeitures, including type of awards granted employee class, and historical experience.  Actual results and future estimates may differ substantially from current estimates.

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

	March 31, 2011	March 31, 2012
Stock options	3,347,033	3,438,679
Restricted stock and restricted stock units	52,070	344,784
Convertible preferred stock	516,228	516,228
Contingently issuable common stock and common stock warrants associated with economic rights	—	2,933,052
Options to purchase common stock and common stock warrants issued in connection with the October 2010 financing	6,242,398	—
Common stock warrants	10,005,192	13,814,015
Total shares excluded from calculation	20,162,921	21,046,758

Comprehensive Income (Loss)

In accordance with ASC 220, “Comprehensive Income” (“ASC 220”) all components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. ASC 220 defines comprehensive income (loss) as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recognized in relation to items of other comprehensive income.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards ASU 2011-05 to amend the guidance on the presentation of comprehensive income in ASC 220. ASU 2011-05 requires companies to present a single statement of comprehensive income or two separate but consecutive statements, a statement of operations and a statement of comprehensive income. ASU 2011-05 eliminates the alternative to present comprehensive income within the statement of equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The ASU should be applied retrospectively and is effective for annual periods beginning after December 15, 2011.  In December 2011, the FASB issued ASU 2011-12, which deferred the changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, which amends the guidance on fair value measurement in ASC 820 to converge the fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards (“IFRS”) fair value measurement and disclosure requirements. The amendments change the wording used to describe the requirements for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements. This guidance is effective for annual periods beginning after December 15, 2011, applied prospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

The fair value of the Company’s financial assets and liabilities that are measured on a recurring basis were determined using the following inputs as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
	$000	$000	$000	$000
Cash equivalents	19,894	—	—	19,894
Other liabilities measured at fair value:
Warrants liability	—	—	51	51
Scottish Enterprise Agreement	—	—	20	20
Other liabilities measured at fair value	—	—	71	71
Total	19,894	—	71	19,965

The fair value of the Company’s financial assets and liabilities that are measured on a recurring basis were determined using the following inputs as of March 31, 2012:

	Level 1	Level 2	Level 3	Total
	$000	$000	$000	$000
Cash equivalents	17,498	—	—	17,498
Economic rights	—	—	1,153	1,153
Other liabilities measured at fair value:
Warrants liability	—	—	9	9
Scottish Enterprise Agreement	—	—	20	20
Other liabilities measured at fair value	—	—	29	29
Total	17,498	—	1,182	18,680

The following table reconciles the beginning and ending balances of Level 3 inputs for the three months ended March 31, 2012:

Level 3
$000
Balance as of December 31, 2011	71
Sale of Economic Rights	1,097
Change in valuation of Economic Rights	56
Change in valuation of warrants liability	(42)
Balance as of March 31, 2012	1,182

Economic Rights

On March 22, 2012, the Company entered into a financing agreement with certain existing institutional stockholders.  Under the terms of the agreement, investors received contractual rights to receive cash equal to 10% of any future litigation settlement related to the specified intellectual property, subject to a cap.  In certain defined situations, the Company may have to issue either additional common shares or warrants.

The Economical Rights are accounted for as a derivative financial instrument under ASC 815, Derivative financial instruments (“ASC 815”), and are measured at fair value. Changes in fair value are recognized in earnings.  The fair value of the Economical Rights has been estimated using a decision-tree analysis method.  This is an income-based method that incorporates the expected benefits, costs and probabilities of contingent outcomes under varying scenarios.  Each scenario within the decision-tree is discounted to the present value using the company’s credit adjusted risk-free rate and ascribed a weighted probability to determine the fair value.

The Company has concluded the fair value of this liability was approximately $1.1 million and $1.2 million at March 22, 2012, and March 31, 2012, respectively.  The fair value of the derivative increased approximately $56,000 from March 22, 2012 to March 31, 2012. The increase in fair value was recognized as a loss in the consolidated statement of operations for the three month period ended March 31, 2012.

The most significant inputs in estimating the fair value of this liability are:

(i)            The Company’s credit adjusted risk-free rate, which has been derived from the observable returns on debt for more developed pharmaceuticals companies, adjusted for the Company’s risk profile.

(ii)           The amount of the return to the investors, which will vary depending on:

a.     The outcome of the litigation, including consideration of whether the litigation may be resolved in a jury trial or settled out of court;

b.     The amount of the settlement or award, which the Company has estimated predominantly based on observable royalty rates arising from the settlement of other cases of intellectual property litigation; and

c.     The form of the settlement or award.

(iii)          The projected timing of the cash flows to the investors, which could vary between several months to several years depending upon whether the litigation is settled, when the court may decide the case, whether any appeal is made on any court decision and the form of any settlement or award.

(iv)          The number of contingent warrants that could be issued, which is based on a formula.

The decision-tree analysis model used to calculate the fair value of the derivative requires the probability of alternative scenarios to be determined at a series of decision points.  Each scenario may contain more than one decision point resulting in further scenarios.  Therefore, the probability estimates made by management at each decision point are a significant input to the valuation model.

All of these inputs are unobservable inputs, which have an interrelated effect on the fair value of the derivative.  It is not possible to evaluate the impact on the fair value of each factor in combination.  However, generally the fair value of the derivative liability will increase, (i) the higher the value of the expected settlement or award, (ii) the lower the discount rate employed and (iii) the more likely it is that a settlement or award will be made.  The fair value of the derivative liability will decrease if the timing of settlement is delayed, the expected settlement decreases, or anticipated litigation costs increase.   The impact on the fair value of the derivative liability related to the probability of whether the litigation is settled prior to the court hearing or whether a settlement award is made by the court and the form of the settlement will depend on the other factors above and cannot be estimated in isolation.

The decision-tree analysis model has been performed by valuation specialists, based on inputs provided by the company and other sources. At each reporting period, the inputs to the model will be evaluated to determine whether any adjustments are appropriate, and to reflect changes in the time value of the expected cash flows.

The Company used the following assumptions to calculate the value of the Economic Rights:

	March 22,	March 31,
	2012	2012
Probability of unsuccessful/successful outcomes	25% - 75%	25% - 75%
Amount of award or settlement (1)	$10.0 million - $20.0 million	$10.0 million - $20.0 million
Discount rate	16%	16%
Timing of cash flows	0.75 – 2.27 years	0.75 – 2.27 years
Royalty rate	6%	6%
Litigation expenses	$1.0 million – $3.0 million	$1.0 million – $3.0 million

(1)   Assumptions take into consideration the cap on the amount that the Company would have to pay investors in the event of an award or settlement.

Other Liabilities Measured at Fair Value

Warrants Liability

The Company issued warrants to purchase shares of common stock under the registered direct financing completed in February 2007.  These warrants are being accounted for as a liability in accordance with ASC 815.  At the date of the transaction, the fair value of the warrants of $6.8 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 4.68%, expected volatility — 85%, expected dividend yield — 0%, and a remaining contractual life of 7 years. The fair value of the warrant is being remeasured each reporting period, with a gain or loss recognized in the consolidated statement of operations. Such gains or losses will continue to be reported until the warrants are exercised or expired. The Company used the Black-Scholes option-pricing model with the following assumptions to value the warrants:

	December 31,	March 31,
	2011	2012
Exercise price	$8.44	$8.44
Expected term	2.13 Yrs.	1.88 Yrs.
Risk free interest rate	0.25%	0.33%
Expected volatility	121%	77%
Expected dividend yield over expected term	—	—

The Company recognized the change in the value of warrants as a gain on the consolidated statement of operations of $0.1 million and approximately $42,000 for the three months ended March 31, 2011 and 2012, respectively.

Scottish Enterprise Agreement

On June 22, 2009, the Company amended the Agreement with Scottish Enterprise (“SE”) (the “Amendment”), in order to allow the Company to implement a reduction of the Company’s research operations located in Scotland in exchange for the parties’ agreement to modify the payment terms of the Agreement in the principal amount of £5 million (approximately $8.0 million at December 31, 2009), which SE had previously entered into with the Company. The Agreement provided for repayment of up to £5 million in the event the Company significantly reduced its Scottish research operations. Pursuant to the terms of the Amendment, in association with Cyclacel’s material reduction in staff at its Scottish research facility, the parties agreed to a modified payment of £1 million (approximately $1.7 million at June 22, 2009) payable in two equal tranches. On July 1, 2009, the first installment of £0.5 million (approximately $0.8 million) was paid and the remaining amount of £0.5 million (approximately $0.8 million) was paid on January 6, 2010.  In addition, should a further reduction below current minimum staff levels be effectuated before July 2014 without SE’s prior consent, the Company may be obligated to pay up to £4 million to SE, which will be calculated as a maximum of £4 million (approximately $6.2 million and $6.4 million at December 31, 2011 and March 31, 2012, respectively) less the market value of the shares held by SE at the time staffing levels in Scotland fall below the prescribed minimum levels. If the Company were to have reduced staffing levels below the prescribed levels, the amount potentially payable to SE would have been approximately £3.8 million (approximately $5.9 million) and approximately £3.8 million (approximately $6.1 million) at December 31, 2011 and March 31, 2012, respectively.

This arrangement is accounted for as a liability under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and is measured at fair value. Changes in fair value are recognized in earnings.  Due to the nature of the associated contingency and the likelihood of occurrence, the Company has concluded the fair value of this liability was approximately $20,000 at December 31, 2011 and March 31, 2012, respectively. The most significant inputs in estimating the fair value of this liability are the probabilities that staffing levels fall below the prescribed minimum and that the Company is unable or unwilling to replace such employees within the prescribed time period. At both December 31, 2011 and March 31, 2012, the Company used a scenario analysis model to arrive at the fair value of the Scottish Enterprise Agreement and assumed a 30% probability of falling below a minimum staffing level and a 1% probability that the occurrence of such an event would not be cured within the prescribed time period. At each reporting period, the inputs used to determine the fair value of the liability will be evaluated to determine whether adjustments are appropriate. Changes in the value of this liability are recorded in the consolidated statement of operations.

4.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2011	March 31, 2012
	($000s)
Research and development tax credit receivable	541	734
Prepayments	321	278
Accounts receivable	116	152
Deposits	13	153
Other current assets	209	106
Total prepaid expenses and other current assets	1,200	1,423

5.     ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following:

	December 31, 2011	March 31, 2012
	($000s)
Accrued research and development	3,471	3,334
Other current liabilities	1,193	1,170
	4,664	4,504

6.     STOCK BASED COMPENSATION

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three months ended March 31, 2011 and 2012 as shown in the following table:

	For the three months ended March 31,
	2011	2012
	($000s)
Research and development	50	17
General and administrative	201	85
Stock-based compensation costs before income taxes	251	102

At the Company’s annual shareholder meeting on May 14, 2008, the stockholders approved and amended the number of shares reserved under the 2006 Plan to 5,200,000 shares of the Company’s common stock, up from 3,000,000 shares. The awards granted under the 2006 Plan have a maximum maturity of 10 years and generally vest over a four-year period from the date of grant.

A summary of activity for the options under the Company’s 2006 Plan for the three months ended March 31, 2012 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in $000s)
Options outstanding at December 31, 2011	3,515,741	$3.73	6.44	140
Granted	—
Exercised	77,062	$0.44
Expired	—
Cancelled / forfeited	—
Options outstanding at March 31, 2012	3,438,679	$3.80	6.18	233
Unvested at March 31, 2012	556,177	$1.72	8.59	1
Vested and exercisable at March 31, 2012	2,882,502	$4.20	5.71	232

ASC 718 requires compensation expense associated with share-based awards to be recognized over the requisite service period, which for the Company is the period between the grant date and the date the award vests or becomes exercisable. Most of the awards granted by the Company (and still outstanding), vest ratably over four years, with 1/4 of the award vesting one year from the date of grant and 1/48 of the award vesting each month thereafter.  However, certain awards made to executive officers vest over three to five years, depending on the terms of their employment with the Company. In addition, recent awards made to rank-in-file employees vest ratably over three to four years, with 1/36 to 1/48 of the award vesting each month.

The Company estimates grant date fair value for stock option awards using an option-pricing model, which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of our employees, interest rates, and dividend yields.

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. This analysis is evaluated quarterly and the forfeiture rate adjusted as necessary.  Ultimately, the actual expense recognized over the requisite service period is based on only those shares that vest.

The Company estimates the expected term of stock option awards using past history of early exercise behavior and expectations about future behavior. Starting with the December 2010 annual grants to the Company’s employees, the Company relied exclusively on its historical volatility as an input to the option pricing model as the Company’s management believes that this rate will be representative of future volatility over the expected term of the options.  Prior to December 2010, because the Company had been publicly traded for a limited period, the expected volatility assumption was based on the historical volatility of peer companies over the expected term of the option awards.

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

There were no options granted during either of the three month periods ending March 31, 2011 and 2012.

During the three months ended March 31, 2011, 5,131 stock options were exercised resulting in approximately $2,000 of cash proceeds to the Company.  During the three months ended March 31, 2012, there were 77,062 stock options exercised totaling approximately $34,000 in proceeds. As the Company presently has tax loss carry forwards from prior periods and expects to incur tax losses during the year ended December 31, 2012, the Company is not able to benefit from the deduction for exercised stock options in the current reporting period.

Restricted Stock

In November 2008, the Company issued 50,000 shares of restricted common stock to an employee subject to certain forfeiture provisions. Specifically, one quarter of the award vests one year from the date of grant and 1/48 of the award effectively vests each month thereafter.  This restricted stock grant was accounted for at fair value at the date of grant and an expense is recognized during the vesting term. Summarized information for the restricted stock grant for the three months ended March 31, 2012 is as follows:

	Restricted Stock	Weighted Average Grant Date Value Per Share
Non-vested at December 31, 2011	11,450	$0.44
Vested	(3,126)	$0.44
Non-vested at March 31, 2012	8,324	$0.44

Restricted Stock Units

In November 2008 and December 2011, respectively, the Company issued 91,700 and 238,000 restricted stock units to senior executives.  Each unit entitles the holder to receive a share of the Company’s common stock.

During the first quarter of 2012, the Company issued approximately 86,000 restricted stock units to employees as part of its annual grant.

The 2008 grants vest over four years and the 2011 and 2012 grants vest over three years.  A restricted stock unit grant is accounted for at fair value at the date of grant which is equivalent to the market price of a share of the Company’s common stock, and an expense is recognized over the vesting term. Summarized information for restricted stock grants for the three months ended March 31, 2012 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Value Per Share
Non-vested at December 31, 2011	255,175	$0.80
Granted	85,974	$0.55
Vested	(4,689)	$0.44
Non-vested at March 31, 2011	336,460	$0.74

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

Pursuant to the Daiichi Sankyo license under which the Company licenses certain patent rights for sapacitabine, its lead drug candidate, the Company is under an obligation to use reasonable endeavors to develop a product and obtain regulatory approval to sell a product and has agreed to pay Daiichi Sankyo an up-front fee, reimbursement for Daiichi Sankyo’s enumerated expenses, milestone payments and royalties on a country-by-country basis. The up-front fee and certain past reimbursements have been paid and, as a result of the SEAMLESS trial entering Phase 3 during the first quarter of 2011, a milestone payment of $1.6 million was paid in April 2011. A further $10.0 million in aggregate milestone payments could be payable subject to achievement of all the specific contractual milestones and the Company’s decision to continue with these projects. Royalties are payable in each country for the term of patent protection in the country or for ten years following the first commercial sale of licensed products in the country, whichever is later. Royalties are payable on net sales. Net sales are defined as the gross amount invoiced by the Company or its affiliates or licensees, less discounts, credits, taxes, shipping and bad debt losses. The agreement extends from its commencement date to the date on which no further amounts are owed under it. If the Company wishes to appoint a third party to develop or commercialize a sapacitabine-based product in Japan, within certain limitations, Daiichi Sankyo must be notified and given a right of first refusal to develop and/or commercialize in Japan. In general, the license may be terminated by the Company for technical, scientific, efficacy, safety, or commercial reasons on six months’ notice, or upon twelve months’ notice after a launch of a sapacitabine-based product.  The license also may be terminated by either party for material default. Effective July 11, 2011, the license agreement was amended to irrevocably waive a termination right Daiichi Sankyo possessed under a provision of the agreement that required the Company to obtain regulatory approval to sell sapacitabine in at least one country by September 2011, and releases the Company from all claims and liability of any kind arising under such provision. The amendment further provides that the royalty rate due from the Company to Daiichi Sankyo on future net sales of sapacitabine be increased between 1.25% and 1.50% depending on the level of net sales of sapacitabine realized.

In connection with the asset acquisition of ALIGN on October 5, 2007, the Company acquired distribution rights for the exclusive rights to sell and distribute three products in the United States. Each of the agreements covering the three products expires in June 2015, after which the Company has no rights to distribute these products. The Company has a minimum purchase obligation equivalent to the value of product purchased in the previous year.  For the year ended December 31, 2012 this equates to $0.2 million.

Legal proceedings

On April 27, 2010, the Company was served with a complaint filed by Celgene Corporation in the United States District Court for the District of Delaware seeking a declaratory judgment that four of the Company’s own patents (claiming the use of romidepsin injection in T-cell lymphomas) are invalid and not infringed by Celgene’s products, but directly involve the use and administration of Celgene’s ISTODAX® (romidepsin for injection) product. On June 17, 2010, the Company filed its answer and counterclaims to the declaratory judgment complaint. The Company has filed counterclaims charging Celgene with infringement of each of its four patents and seeking damages for Celgene’s infringement as well as injunctive relief. The four patents directly involve the use and administration of Celgene’s ISTODAX® (romidepsin for injection) product.

A Scheduling Order was entered February 2, 2012, at which time the court set the following significant dates: March 22, 2012 (amendment of pleadings/joinder of parties); September 24, 2012 (teleconference with the court exploring possibility of Alternative Dispute Resolution); March 14, 2013 (claim construction hearing); August 14, 2013 (summary judgment briefing); and June 2, 2014 (7 day jury trial start date). Discovery is currently ongoing.

8.   STOCKHOLDERS’ EQUITY

Preferred stock

As of March 31, 2012, there were 1,213,142 shares of Preferred Stock issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board of Directors and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10 per share, plus accrued and unpaid dividends.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s shares of common stock at a conversion rate of approximately 0.42553 shares of common stock for each share of Preferred Stock based on a price of $23.50. The Company has reserved 516,228 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at March 31, 2012.

During 2010, 833,671 shares of Preferred Stock were converted into 1,655,599 shares of the Company’s common stock. Since inception through March 31, 2012, holders have voluntarily converted 1,776,858 shares of Preferred Stock into common stock. The converted shares of Preferred Stock have been retired and canceled and shall upon cancellation be restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors as shares of Preferred Stock of one or more series.

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

On March 6, 2012, the Company’s Board of Directors decided not to declare a quarterly cash dividend on the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”) with respect to the first quarter of 2012 that would have otherwise been payable on May 1, 2012.

Common Stock

March 2012 Sale of Common Stock and Economic Rights

On March 22, 2012, the Company entered into a purchase agreement with certain existing institutional stockholders, raising approximately $2.9 million of proceeds, net of certain fees and expenses. The proceeds from the financing will be used to fund ongoing litigation-related expenses on certain intellectual property and for general corporate purposes.

Under the terms of the purchase agreement, the investors purchased 4,688,079 shares of the Company’s common stock at a price of $0.6476, which is equal to the 10-day average closing price of the Company’s common stock for the period ending on Wednesday, March 21, 2012. In addition to the common stock, investors received contractual rights to receive cash equal to 10% of any future litigation settlement related to the specified intellectual property, subject to a cap.  In certain defined situations, the Company may have to issue either additional shares or warrants.  The shares issued at closing are subject to a lock-up period of one year from the date of issuance.

See Note 3, Fair Value Measurements for further details.

Common Stock Warrants

The following table summarizes information about warrants outstanding at March 31, 2012:

Issued in Connection With	Expiration Date	Common Shares Issuable	Weighted Average Exercise Price
April 2006 stock issuance	2013	2,571,429	$7.00
February 2007 stock issuance	2014	1,062,412	$8.44
December 2007 CEFF	2013	100,000	$1.40
July 2009 Series II stock issuance	2014	692,256	$1.00
January 2010 stock issuance	2015	712,500	$3.26
January 2010 stock issuance	2015	705,000	$2.85
October 2010 stock issuance	2015	4,161,595	$1.92
July 2011 stock issuance	2015	3,808,823	$1.36

Total		13,814,015	$3.28

There were no exercises of warrants during the three months ended March 31, 2011 and 2012.

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011, as updated and supplemented by Part II, Item 1A, entitled “Risk Factors,” of our Quarterly Reports on Form 10-Q, and elsewhere in this report. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, “Cyclacel,” the “Company,” “we,” “us,” and “our” refer to Cyclacel Pharmaceuticals, Inc.

Overview

We are a development-stage biopharmaceutical company dedicated to the development and commercialization of small-molecule drugs that target the various phases of the cell cycle for the treatment of cancer and other serious diseases, particularly those of high unmet medical need.

Our core area of expertise is in cell cycle biology and we focus primarily on the development of orally-available anticancer agents that target the cell cycle with the aim of slowing the progression or shrinking the size of tumors, and enhancing the quality of life and improving survival rates of cancer patients. We have generated several families of anticancer drugs that act on the cell cycle including nucleoside analogues, cyclin dependent kinase, or CDK, inhibitors and Aurora kinase/Vascular Endothelial Growth Factor Receptor 2 or AK/VEGFR 2 inhibitors and Plk inhibitors. Although a number of pharmaceutical and biotechnology companies are currently attempting to develop nucleoside analogues, CDK inhibitor and AK inhibitor drugs, we believe that our drug candidates are differentiated in that they are orally-available and interact with unique target profiles and mechanisms.  For example we believe that our sapacitabine is the only orally-available nucleoside analogue presently being tested in a Phase 3 trial in AML and in Phase 2 for MDS and NSCLC and seliciclib is the most advanced orally-available CDK inhibitor currently in Phase 2 trials. Our resources are primarily directed towards advancing our lead drug candidate sapacitabine through in-house development activities although we are also progressing our earlier stage novel drug series through working with external collaborators but with limited investment by us.

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

Sapacitabine is being evaluated in the SEAMLESS Phase 3 trial being conducted under a Special Protocol Assessment agreement with the US Food and Drug Administration for the front-line treatment of acute myeloid leukemia in the elderly and in Phase 2 studies for myelodysplastic syndromes, lung cancer and chronic lymphocytic leukaemia.  Additionally, sapacitabine has been shown to have increased activity in cancer cells with BRCA- or Homologous Recombinant repair-deficient backgrounds, including ovarian cancer cell lines.

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

From our inception in 1996 through March 31, 2012, we have devoted substantially all our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of March 31, 2012, our accumulated deficit during the development stage was $260.0 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and pre-clinical drug candidates. Our operating expenses are comprised of research and development expenses and selling, general and administrative expenses.

To date, we have not generated significant product revenue but have financed our operations and internal growth through private placements, registered direct financings, licensing revenue, collaborations, interest on investments, government grants and research and development tax credits. We have recognized revenues from inception through March 31, 2012, totaling $9.9 million, of which $3.1 million is derived from fees under collaborative agreements, $3.7 million of grant revenue from various United Kingdom and European government grant awards, and $3.2 million from product sales. We have also recognized $18.6 million in research and development tax credits, which are reported as income tax benefits on the consolidated statements of operations, from the United Kingdom’s tax authority, H.M. Revenue & Customs since inception.

Research and development expenditures for the three months ended March 31, 2012 decreased $1.7 million, or 56%, from $3.1 million for the three months ended March 31, 2011 to $1.3 million for the three months ended March 31, 2012.  This is because during the three months ended March 31, 2011, we incurred a contractual milestone amount of $1.6 million payable to Daiichi Sankyo under the sapacitabine licensing agreement. We expect that for the year ended December 31, 2011, research and development expenses will increase compared to those incurred for the year ended December 31, 2011, excluding the contractual obligation payment made to Daiichi Sankyo, as we continue to enroll the randomized portion of the SEAMLESS pivotal Phase 3 trial.

Recent Developments

Sale of Common Stock and Economic Rights

On March 22, 2012, we entered into a purchase agreement with certain existing institutional stockholders, raising $2.9 million of proceeds, net of certain fees and expenses. The proceeds from the financing will be used to fund ongoing litigation-related expenses involving specified intellectual property and for general corporate purposes.

Under the terms of the purchase agreement, the investors purchased 4,688,079 shares of our common stock at a price of $0.6476, which is equal to the 10-day average closing price of our common stock for the period ended on Wednesday, March 21, 2012. The shares issued at closing are subject to a lock-up period of one year from the date of issuance.

In addition to the common stock, investors received contractual rights to receive cash equal to 10% of any future litigation settlement related to the specified intellectual property, subject to a cap.  In certain defined situations, we may have to issue either additional shares or warrants.

Preferred Stock Dividend

On March 6, 2012, our Board of Directors decided not to declare a quarterly cash dividend on our 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”) with respect to the first quarter of 2012 that would have otherwise been payable on May 1, 2012.

Subsequent Events

NASDAQ Appeal

Previously, we received a determination letter from NASDAQ notifying us that we had not regained compliance with the minimum closing bid price requirements set forth in Listing Rule 5450(a)(1) (the “Rule”) during the 180 calendar days allowed to regain compliance and that our common stock was subject to delisting from the NASDAQ Global Market.

On April 26, 2012, we presented our plan to regain compliance with the Rule, which plan included the possibility of effectuating a reverse stock split, before a NASDAQ Listing Qualifications Panel (the “Panel”). On May 15, 2012, the Panel approved our plan to regain compliance, and determined to continue our listing pursuant to an exception to the Rule for a maximum of 180 calendar days from the date of the NASDAQ Staff’s notification, or through September 11, 2012, provided that we have evidenced a closing bid price of $1.00 or more for a minimum of ten consecutive trading days prior to such date.

If we are unable to provide evidence of compliance with the Rule, we may still transfer our listing to the NASDAQ Capital Market if we meet the initial listing criteria set forth in NASDAQ Marketplace Rule 5505, except for the bid price requirement. In that case, we may have until September 11, 2012 to comply with the minimum bid price requirement. We currently meet these initial listing criteria, except for the bid price requirement.

Results of Operations

Three Months Ended March 31, 2011 and 2012

Revenues

The following table summarizes the components of our revenues for the three months ended March 31, 2011 and 2012:

	Three months ended March 31,
	2011	2012	Difference	Difference
	($000s)%
Product revenue	192	161	(31)	(16)
Total revenue	192	161	(31)	(16)

Product revenue is derived from the sale of Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges. During each of the three months ended March 31, 2011 and 2012, we recognized revenue of approximately $0.2 million in accordance with our revenue recognition policy.

We may also recognize, from time to time, revenue from collaboration and research and development and from grant awards. We had no collaboration and research and development revenue or grant revenue for each of the three months periods ended March 31, 2011 and 2012.

The future

We expect to continue to maintain the sales of ALIGN products for the year ended December 31, 2012 through the support of a small sales and marketing infrastructure. We also expect to recognize approximately $0.2 million in grant revenue over the next twelve to eighteen months in connection with an award from the European Union to study ovarian cancer therapies.

Cost of goods sold

	Three months ended March 31,
	2011	2012	Difference	Difference
	($000s)%
Cost of goods sold	106	94	(12)	(11)

Total cost of sales represented 55% and 58% of product revenue for the three months ended March 31, 2011 and 2012, respectively.

Research and development expenses

We expense all research and development expenses as they are incurred. Research and development expenses primarily include:

•                  clinical trial and regulatory-related costs;

•                  payroll and personnel-related expenses, including consultants and contract research;

•                  preclinical studies and laboratory supplies and materials;

•                  technology license costs; and

•                  rent and facility expenses for our laboratories.

The following table provides information with respect to our research and development expenditure for the three months ended March 31, 2011 and 2012:

	Three months ended March 31,
	2011	2012	Difference	Difference
	($000s)%
Sapacitabine	2,971	1,237	(1,734)	(58)%
Other research and development costs	109	110	1	0%
Total research and development expenses	3,080	1,347	(1,733)	(56)%

Total research and development expenses represented 62% and 40% of our operating expenses for the three months ended March 31, 2011 and 2012, respectively.

Research and development expenditures decreased by $1.7 million to $1.3 million for the three month period ended March 31, 2012 from $3.1 million for the three month period ended March 31, 2011. The decrease was primarily due to $1.6 million of contractual expenses recognized during the three months ended March 31, 2011, resulting from an achievement of a milestone triggered by the opening of enrollment in the lead-in portion our SEAMLESS trial, pursuant to the Daiichi-Sankyo license under which we license certain patent rights for sapacitabine, and a $0.2 million decrease in sapacitabine capsule manufacturing costs, partially offset by a $0.1 million increase in clinical trial costs.

The future

We will continue to concentrate our resources on the development of sapacitabine. We anticipate that overall research and development expenditures for the year ended December 31, 2012 will increase compared to the year ended December 31, 2011, excluding the milestone payment to Daiichi-Sankyo, as we enroll the randomized portion of the SEAMLESS pivotal Phase 3 trial.

Selling, general and administrative expenses

Selling, general and administrative expenses include costs for sales and marketing and administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the selling, general and administrative expenses for the three months ended March 31, 2011 and 2012:

	Three months ended March 31,
	2011	2012	Difference	Difference
	($000s)%
Total selling, general and administrative expenses	1,806	1,996	190	11

Total selling, general and administration expenses represented 36% and 58% of our operating expenses for the three months ended March 31, 2011 and 2012, respectively.

Our selling, general and administrative expenditure increased by approximately $0.2 million from $1.8 million for the three months ended March 31, 2011, to $2.0 million for the three months ended March 31, 2012. The increase in expenses was primarily attributable to a net increase in professional and consultancy costs of $0.2 million.

The future

We expect our selling, general and administrative expenditures for the year ended December 31, 2012 to remain at the same level as our expenditures for the year ended December 31, 2011.

Other income (expense)

The following table summarizes other income (expense) for the three months ended March 31, 2011 and 2012:

	Three months ended March 31,
	2011	2012	Difference	Difference
	($000s)%
Change in valuation of Economic Rights	—	(56)	(56)	—
Change in valuation of other liabilities measured at fair value	78	42	(36)	(46)
Foreign exchange gains (losses)	(68)	114	182	268
Interest income	11	6	(5)	(45)
Other income	—	47	47	—
Total other income (expense)	21	153	132	629

Total other income and expense, net, increased by approximately $0.1 million, from income of approximately $21,000 for the three months ended March 31, 2011, to income of $0.2 million for the three months ended March 31, 2012.  The increase was primarily because of the $0.2 million increase in foreign exchange gains, mostly due to the increase in exchange rate of the British Pound Sterling relative to the U.S. Dollar and an approximately $47,000 gain on sale of equipment.

The change in valuation of Economic Rights related to the sale of Economic Rights in connection with the purchase agreement completed in March 2012. These collective rights are classified as liabilities and will be marked to market each reporting period. For the three months ended March 31, 2012, we recognized a loss of approximately $56,000 due to the change in the value of Economic Rights from the transaction date of March 22, 2012 to March 31, 2012.

The change in valuation of other liabilities measured at fair value relates to the issue of warrants to purchase shares of our common stock under the registered direct financing completed in February 2007 and our liability under an agreement with the Scottish Enterprise, or SE, that would require us to make a payment to SE should staffing levels in Scotland fall below prescribed minimum levels. The warrants and agreement are classified as liabilities. The value of the warrants is being marked to market each reporting period as a gain or loss. Such gains or losses will continue to be reported for the warrants until they are exercised or expired. Gains of losses on the SE Agreement will be reported until the agreement expires in July 2014. For the three months ended March 31, 2011 and 2012, the change in the valuation of other liabilities measured at fair value was a decrease of $78,000 and $42,000, respectively.

Foreign exchange gains (losses) increased by $0.2 million to a gain of $0.1 million for the three months ended March 31, 2012 compared to a loss of approximately $68,000 for the three months ended March 31, 2011. Foreign exchange gains (losses) are reported in the consolidated statement of operations as a separate line item within other income (expense).

We recognized approximately $47,000 in other income from the sale of laboratory equipment during the three months ended March 31, 2012. We did not recognize any such income during the three months ended March 31, 2011.

The future

The valuation of the Economic Rights, warrants liability, and SE Agreement will continue to be re-measured at the end of each reporting period.  The change in valuation of the Economic Rights is dependent on a number factors, including our stock price, and other management assumptions, including, the probability of success of the underlying litigation, amount of award or settlement, discount rate, royalty rate, and timing of cash flows, and may fluctuate significantly, which may have a significant impact on our statement of operations. The valuation of the warrant is dependent upon many factors, including our stock price, interest, and remaining term of the instrument and may fluctuate significantly, which may have a significant impact on our statement of operations. The valuation of the SE Agreement is dependent on a number of factors, including our stock price and the probability of the occurrence of certain events that would give rise to a payment.  We do not expect the valuation of fair value of the SE Agreement to fluctuate significantly.

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

The following table summarizes research and development tax credits for the three months ended March 31, 2011 and 2012:

	Three months ended March 31,
	2011	2012	Difference	Difference
	($000s)%
Total income tax benefit	191	168	(23)	(12)

Research and development tax credits recoverable decreased by $23,000 to $0.2 million for the three months ended March 31, 2012 relative to the three-month period ended March 31, 2011. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year but is restricted to the payroll taxes paid by us to HMRC in that same year. The decrease is a consequence of lower payroll taxes in the period.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so. If legislation is passed that eliminates the restriction of the amount recoverable to the payroll taxes paid in a period, we expect the amount of tax credits we will be able to recover to increase for the year ended December 31, 2012.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at December 31, 2011 and March 31, 2012:

	December 31, 2011	March 31, 2012	$ Difference	% Difference
	($000s)
Cash and cash equivalents	$24,449	$23,640	$(809)	(3)%
Working capital:
Current assets	$25,831	$25,172	$(659)	(3)%
Current liabilities	(6,498)	(6,802)	(304)	5%
Working capital	$19,333	$18,370	$(963)	(5)%

At March 31, 2012, we had cash and cash equivalents of $23.6 million as compared to $24.5 million at December 31, 2011. The decrease in balance was primarily due to normal cash outflows required to operate our business, offset by $2.9 million proceeds, net of certain expenses, received from a sale of common stock and Economic Rights completed in March 2012. Since our inception, we have not generated any significant revenue and have relied primarily on the proceeds from sales of equity and preferred securities to finance our operations and internal growth. Additional funding has come through income on our investments, licensing revenue, government grants and research and development tax credits. We have incurred significant losses since our inception. As of March 31, 2012, we had an accumulated deficit during the development stage of $260.0 million.

We currently anticipate that our cash and cash equivalents are sufficient to meet our anticipated short-term working capital needs and to fund our on-going sapacitabine clinical trials for at least the next twelve months. However, we cannot be certain that we will be able to raise sufficient funds to complete the development and commercialize any of our product candidates currently in clinical development, should they succeed.

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2011 and 2012, is summarized as follows:

	Three months ended March 31,
	2011	2012
	($000s)
Net cash used in operating activities	(3,892)	(3,771)
Net cash provided by investing activities	—	15
Net cash (used in) provided by financing activities	(260)	2,945

Operating activities

Net cash used in operating activities decreased slightly from $3.9 million for the three months ended March 31, 2011 to $3.8 million for the three months ended March 31, 2012. Net cash used in operating activities during the three months ended March 31, 2012 resulted from our net operating loss of $2.9 million and a net decrease in working capital of $0.9 million due to an increase in prepaid expenses combined with a decrease in accounts payable and other current liabilities.

Investing activities

Net cash provided by investing activities for the three months ended March 31, 2012 was $15,000 as a result of the sale of laboratory equipment. There were no cash flows from investing activities during the three months ended March 31, 2011.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2011 was $0.3 million as a result of paying a cash dividend of approximately $0.2 million to our Preferred stockholders. Net cash provided by financing activities was $2.9 million for the three months ended March 31, 2012. During the three months ended March 31, 2012, we completed a sale of stock and Economic Rights for proceeds of approximately $2.9 million, net of certain expenses.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. Although we have generated a limited amount of product revenues from ALIGN product sales from October 2007 through March 31, 2012, we cannot guarantee that we will generate any significant product revenues until a product candidate has been approved by the US Food and Drug Administration, or FDA, or similar regulatory agencies in other countries and successfully commercialized.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the judgments and estimates required by the following accounting policies to be critical in the preparation of our consolidated financial statements.

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

Economic Rights

The Economic Rights are accounted for as a derivative financial instrument and measured at fair value. Changes in fair value are recognized in earnings.  The fair value of the Economic Rights has been estimated using a decision-tree analysis method.  This is an income-based method that incorporates the expected benefits, costs and probabilities of contingent outcomes under varying scenarios.  Each scenario within the decision-tree is discounted to the present value using the company’s credit adjusted risk-free rate and ascribed a weighted probability to determine the fair value. Changes in any of these assumptions could result in material adjustments to the expense recognized for changes in the valuation of the Economic Rights.

The Company has concluded the fair value of this liability was approximately $1.1 million and $1.2 million at March 22, 2012, and March 31, 2012, respectively.  We recognized approximately $56,000 as a loss on our consolidated statement of operations for the three months ended March 31, 2012 as a result of an increase in the value of the Economic Rights from the transaction date to March 31, 2012.

Other Liabilities Measured at Fair Value

Warrants Liability

The accounting guidance on derivatives and hedging requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as equity instruments, assets or liabilities. Under the provisions of this guidance, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no subsequent fair value adjustments are required. We review the classification of the contracts at each balance sheet date. Since we are unable to control all the events or actions necessary to settle the warrants in registered shares the warrants have been recorded as a current liability at fair value. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statements of operations. We recorded income of approximately $78,000 and $42,000 to reflect the change in fair value for the years ended March 31, 2011 and 2012, respectively. Fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the warrants liability.

Scottish Enterprise Agreement

The accounting guidance on distinguishing liabilities and equity requires freestanding financial instruments that meet certain criteria to be accounted for as liabilities and carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. We entered into an agreement with SE in 2009 that would require us to pay SE £4 million (approximately $6.4 million at March 31, 2012) less the market value of the shares held by SE if staffing levels in Scotland fall below minimum levels stipulated in the Agreement. Due to the nature of the associated contingency and the likelihood of occurrence, we concluded the fair value of this liability was approximately $20,000 at March 31, 2012. The most significant inputs in estimating the fair value of this liability are the probabilities that staffing levels fall below the prescribed minimum levels and that we are unable or unwilling to replace such employees within the prescribed time period. As of March 31, 2012, we concluded the probability of the combination of these events occurring is minimal. We record changes in fair value in the consolidated statement of operations. There were no changes to the fair value for either the three months ended March 31, 2012 or 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to fluctuations in foreign currency exchange rates.

Foreign Currency Risk

We are exposed to foreign currency rate fluctuations related to the operation of our subsidiary in the United Kingdom. At the end of each reporting period, income and expenses of the subsidiary are remeasured into U.S. dollars using the average currency rate in effect for the period and assets and liabilities are remeasured into U.S. dollars using either historical rates or the exchange rate in effect at the end of the period.  From October 1, 2008, foreign exchange gains and losses arising from U.S. dollar denominated intercompany loans with this subsidiary have been recorded have been recorded as a component of other comprehensive income.

We currently do not engage in foreign currency hedging. We enter into certain transactions denominated in foreign currencies in respect of underlying operations and, therefore, we are subject to currency exchange risks.  We realized losses of approximately $68,000 and gains of $0.1 million for the three months ended March 31, 2011 and 2012, respectively.

Common Stock Price Risk

In February 2007, we issued common stock and warrants and recorded the fair value of the warrants as a current liability. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statements of operations. During the three months ended March 31, 2012, we recognized the change in the value of warrants of approximately $42,000 as a gain on the consolidated statement of operations. During the three months ended March 31, 2011, we recognized the change in the value of warrants as a gain of approximately $78,000 on the consolidated statement of operations. Fair value of the derivative instruments will be affected by estimates of various factors that may affect the respective instrument, including our stock price, the risk free rate of return and expected volatility in the fair value of our stock price. As the fair value of this derivative may fluctuate significantly from period to period, the resulting change in valuation may have a significant impact on our results of operations.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of March 31, 2012, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A scheduling Order was entered February 2, 2012, at which time the court set the following significant dates: March 22, 2012 (amendment of pleadings/joinder of parties); September 24, 2012 (teleconference with the court exploring possibility of Alternative Dispute Resolution); March 14, 2013 (claim construction hearing); August 14, 2013 (summary judgment briefing); and June 2, 2014 (7 day jury trial start date). Discovery is currently ongoing.

Item 1A. Risk Factors

In analyzing our company, you should consider carefully the following risk factors, together with all of the other information included in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Quarterly Report on Form 10-Q. Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

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

On September 13, 2010, and as amended on October 11, 2011, we reached agreement with the FDA regarding an SPA on the design of a pivotal Phase 3 trial for our sapacitabine oral capsules as a front-line treatment in elderly patients aged 70 years or older with newly diagnosed AML, who are not candidates for intensive induction chemotherapy, or the SEAMLESS trial. An SPA provides trial sponsors with an agreement from the FDA that the design and analysis of the trial adequately address objectives in support of a submission for a marketing application if the trial is performed according to the SPA. The SPA may only be changed through a written agreement between the sponsor and the FDA or if the FDA becomes aware of a substantial scientific issue essential to product efficacy or safety. In January 2011, we opened enrollment in the lead-in portion of the SEAMLESS trial and in October 2011, we opened enrollment in the randomized portion of the trial.

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

•                 slower than anticipated rates of patient recruitment and enrollment, or not reaching the targeted number of patients because of competition for patients from other trials, or if there is limited or no availability of coverage, reimbursement and adequate payment from health maintenance organizations and other third party payors for the use of agents used in our clinical trials, such as Dacogen® (decitabine)  in SEAMLESS, or other reasons;

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

If our drug candidates are approved, or approved in combination with another agent such as Dacogen® (decitabine) in SEAMLESS, by the FDA or by another regulatory authority, the resulting drugs, if any, must still gain market acceptance among physicians, healthcare providers and payors, patients and the medical community, as would our distribution partners’ products, including Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges. The degree of market acceptance of any of our approved drugs or devices will depend on a variety of factors, including:

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

Our principal customers are a small number of wholesale drug distributors. Sales to three wholesale distributors represented 90% and 86% of our product sales in the United States for the three months ended March 31, 2011 and 2012, respectively. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation, control a significant share of the market in the United States. Our ability to distribute any product, including Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges and to recognize revenues on a timely basis is substantially dependent on our ability to maintain commercially reasonable agreements with each of these wholesale distributors and the extent to which these distributors, over whom we have no control, comply with such agreements. Our agreements with wholesaler distributors may contain terms that are not favorable, given our relative lack of market leverage as a company with only three approved products or other factors, which could adversely affect our commercialization of Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges. The loss of any of these customers could materially and adversely affect our ability to distribute our products, resulting in a negative impact on our operations and financial condition.

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

We are at an early stage of development as a company and have a limited operating history on which to evaluate our business and prospects. While we have earned modest product revenues from the ALIGN business acquired in October 2007, since beginning operations in 1996, we have not generated any product revenues from our product candidates currently in development. We cannot guarantee that any of our product candidates currently in development will ever become marketable products and we do not anticipate material revenues from the ALIGN products in the foreseeable future. We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy for their intended uses before the FDA, and other regulatory authorities in the United States, the European Union and elsewhere. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or other regulatory authorities for premarket approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. Sapacitabine, our most advanced drug candidates for the treatment of cancer, is currently in Phase 3 for AML and Phase 2 for MDS, NSCLC and CLL. A combination trial of sapacitabine and seliciclib is currently in a Phase 1 clinical trial. We cannot be certain that the clinical development of these or any other drug candidates in preclinical testing or clinical development will be successful, that we will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Our commercial revenues from our product candidates currently in development, if any, will be derived from sales of drugs that will not become marketable for several years, if at all.

We have a history of operating losses and we may never become profitable. Our stock is a highly speculative investment.

We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability.  As of December 31, 2011 and March 31, 2012, our accumulated deficit was $257.1 million and $260.0 million, respectively.  Our net loss for the three months ended March 31, 2011 and 2012 was $4.6 million, $2.9 million, respectively. Our net loss applicable to common stockholders from inception through March 31, 2012 was $302.0 million.  Our drug candidates are in the mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years, as we continue our research and development of our drug candidates, seek regulatory approvals, commercialize any approved drugs and market and promote the ALIGN products: Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.

If we fail to comply with the continued listing requirements of the NASDAQ Global Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

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

In September 2011, we received a NASDAQ Staff Deficiency Letter indicating that were not in compliance with the minimum bid price requirement for continued listing on the NASDAQ exchange because the bid price for the common stock had closed under $1.00 for 30 consecutive business days. On March 15, 2012, we were notified by the NASDAQ Staff that we did not comply with the minimum bid price set forth in NASDAQ Listing Rule 5450(a)(1) (the “Rule”) and that our securities are subject to delisting from The NASDAQ Global Market unless we request a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). We timely requested a hearing before the Panel, which automatically stays the delisting of our securities pending the issuance of the Panel’s decision after a hearing.

On April 26, 2012, we presented our plan, which could include effectuating a reverse stock split, to regain compliance with the Rule before the Panel. On May 15, 2012, the Panel approved the Company’s plan to regain compliance, and determined to continue our listing pursuant to an exception to the Rule for a maximum of 180 days from the date of the Staff’s notification or through September 11, 2012, provided that we have evidenced a closing bid price of $1.00 or more for a minimum of ten consecutive trading days prior to such date.

If we are unable to provide evidence of compliance with the Rule, we may transfer our listing to The NASDAQ Capital Market if we meet the initial listing requirements set forth in NASDAQ Marketplace Rule 5505, except for the bid price requirement, which requirements include, among other things, the following criteria: (i) our stockholders’ equity must be at least $5,000,000; (ii) the market value of our publicly held shares must be at least $15,000,000; and (iii) the market value of our shares held by non-affiliates must be at least $1,000,000. In that case, we may have until September 11, 2012 to regain compliance. The Company currently meets these initial listing criteria of the NASDAQ Capital Market, except for the bid price requirement.

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

In addition, in the event a third party seeks to acquire our company or acquire control of our company by way of a merger, but the terms of such offer do not provide for our preferred stock to remain outstanding or be converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to our preferred stock, the terms of the Certificate of Designation of our preferred stock provide for an adjustment to the conversion ratio of our preferred stock such that, depending on the terms of any such transaction, preferred stockholders may be entitled, by their terms, to receive up to $10.00 per share in common stock, causing our common stockholders not to receive as favorable a price as the price at which such shares may be trading at the time of any such transaction. As of March 31, 2012, there were 1,213,142 shares of our preferred stock issued and outstanding. If the transaction were one in which proceeds were received by the Company for distribution to stockholders, and the terms of the Certificate of Designation governing the preferred stock were strictly complied with, approximately $13.9 million would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time.  Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	†	Purchase Agreement, dated as of March 22, 2012, by and among Cyclacel Pharmaceuticals, Inc. and the investors signatory thereto
31.1		Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†

Confidential treatment has been requested with respect to certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: May 15, 2012	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and
Executive Vice President, Finance