Form 10-Q
period 2012-06-30
Cyclacel Pharmaceuticals, Inc.
filed 2012-08-14
CIK 1130166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 13, 2012 there were 59,007,990 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

(In $000s, except share amounts)

	December 31, 2011	June 30, 2012
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,449	$19,964
Inventory	182	50
Prepaid expenses and other current assets	1,200	1,639
Total current assets	25,831	21,653
Property, plant and equipment (net)	167	149
Total assets	$25,998	$21,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,763	$1,544
Accrued liabilities and other current liabilities	4,664	4,174
Economic rights	—	1,007
Other liabilities measured at fair value	71	21
Total current liabilities	6,498	6,746
Total liabilities	6,498	6,746
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2011 and June 30, 2012; 1,213,142 shares issued and outstanding at December 31, 2011 and June 30, 2012. Aggregate preference in liquidation of $13,708,505 and $14,072,447 at December 31, 2011 and June 30, 2012, respectively	1	1
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2011 and June 30, 2012; 54,220,458 and 59,001,229 shares issued and outstanding at December 31, 2011 and June 30, 2012, respectively	54	59
Additional paid-in capital	276,452	278,514
Accumulated other comprehensive loss	57	78
Deficit accumulated during the development stage	(257,064)	(263,596)
Total stockholders’ equity	19,500	15,056
Total liabilities and stockholders’ equity	$25,998	$21,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from August 13, 1996 (inception) to June 30,
	2011	2012	2011	2012	2012
Revenues:
Collaboration and research and development revenue	$—	$—	$—	$—	$3,100
Product revenue	168	120	360	281	3,302
Grant revenue	—	26	—	26	3,674
	168	146	360	307	10,076
Operating expenses:
Cost of goods sold	72	89	178	183	1,935
Research and development	1,859	1,717	4,939	3,064	188,863
Selling, general and administrative	2,034	2,350	3,840	4,346	93,833
Goodwill and intangible impairment	—	—	—	—	7,934
Restructuring costs	—	—	—	—	2,634
Total operating expenses	3,965	4,156	8,957	7,593	295,199
Operating loss	(3,797)	(4,010)	(8,597)	(7,286)	(285,123)
Other income (expense):

Costs associated with aborted 2004 IPO	—	—	—	—	(3,550)
Payment under guarantee	—	—	—	—	(1,652)
Change in valuation of Economic Rights	—	146	—	90	90
Change in valuation of other liabilities measured at fair value	125	8	203	50	6,377
Foreign exchange (losses)/gains	(19)	117	(87)	231	(4,098)
Interest income	13	6	24	12	13,737
Interest expense	—	—	—	—	(4,677)
Other income	—	29	—	76	76

Total other income (expense)	119	306	140	459	6,303
Loss before taxes	(3,678)	(3,704)	(8,457)	(6,827)	(278,820)
Income tax benefit	126	127	317	295	18,739
Net loss	(3,552)	(3,577)	(8,140)	(6,532)	(260,081)
Dividends on preferred ordinary shares	—	—	—	—	(38,123)
Deemed dividend on convertible exchangeable preferred shares	—	—	—	—	(3,515)
Dividend on convertible exchangeable preferred shares	(182)	(182)	(364)	(364)	(4,021)
Net loss applicable to common shareholders	$(3,734)	$(3,759)	$(8,504)	$(6,896)	$(305,740)
Net loss per share – Basic and diluted	$(0.08)	$(0.06)	$(0.18)	$(0.12)
Weighted average common shares outstanding	46,582,915	58,997,078	46,577,577	56,879,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from August 13, 1996 (inception) to June 30,
	2011	2012	2011	2012	2012
Comprehensive loss	(3,521)	(3,564)	(8,132)	(6,511)	(260,003)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $000s)
(Unaudited)

	Six Months Ended June 30,		Period from August 13, 1996 (inception) to June 30,
	2011	2012	2012
Cash flows from operating activities:

Net loss	$(8,140)	$(6,532)	$(260,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest on notes payable, net of amortization of debt premium	—	—	100
Amortization of investment premiums, net	—	—	(2,297)
Change in valuation of Economic Rights	—	(90)	(90)
Change in valuation of other liabilities measured at fair value	(203)	(50)	(6,377)
Depreciation and amortization	172	30	12,585
Amortization of intangible assets	—	—	886
Fixed asset impairment	—	—	221
Unrealized foreign exchange loss	21	—	7,747
Deferred revenue	—	—	(98)
Compensation for warrants issued to non-employees	—	—	1,215
Shares issued for IP rights	—	—	446
(Gain) loss on disposal of property, plant and equipment	—	(62)	38
Goodwill and intangibles impairment	—	—	7,934
Stock based compensation	455	211	19,234
Provision for restructuring	—	—	1,779
Amortization of issuance costs of Preferred Ordinary “C” shares	—	—	2,517
Transaction costs on sale of Economic Rights	—	33	33
Changes in operating assets and liabilities:
Prepaid expenses, inventory and other current assets	(279)	(307)	(365)
Accounts payable, accrued liabilities and other current liabilities	(482)	(709)	(6,022)
Net cash used in operating activities	(8,456)	(7,476)	(220,595)
Investing activities:
Purchase of ALIGN	—	—	(3,763)
Purchase of property, plant and equipment	—	(10)	(8,847)
Proceeds from sale of property, plant and equipment	—	62	225
Purchase of short-term investments	—	—	(156,657)
Redemptions of short-term investments, net of maturities	—	—	162,729
Net cash provided by (used in) investing activities	—	52	(6,313)
Financing activities:
Payment of capital lease obligations	—	—	(3,719)
Proceeds from issuance of ordinary and preferred ordinary shares, net of issuance costs	—	—	121,678
Proceeds from issuance of common stock, warrants and economic rights, net of issuance costs	(80)	2,886	94,557
Net proceeds from stock options and warrants exercised	3	34	207
Payment of preferred stock dividend	(364)	—	(1,898)
Repayment of government loan	—	—	(455)
Government loan received	—	—	414

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In $000s)
(Unaudited)

	Six Months Ended June 30,		Period from August 13, 1996 (inception) to June 30,
	2011	2012	2012
Loan received from Cyclacel Group Plc.	—	—	9,103
Proceeds of committable loan notes issued from shareholders	—	—	8,883
Loans received from shareholders	—	—	1,645
Cash and cash equivalents assumed on stock purchase	—	—	17,915
Costs associated with stock purchase	—	—	(1,951)
Net cash (used in) provided by financing activities	(441)	2,920	246,379
Effect of exchange rate changes on cash and cash equivalents	16	19	493
Net increase (decrease) in cash and cash equivalents	(8,881)	(4,485)	19,964
Cash and cash equivalents at beginning of period	29,495	24,449	—
Cash and cash equivalents at end of period	$20,614	$19,964	$19,964

Supplemental disclosure of cash flows information:
Cash received during the period for:
Interest	11	8	11,754
Taxes	—	—	18,207
Cash paid during the period for:
Interest	—	—	(1,914)
Schedule of non-cash transactions:
Acquisitions of equipment purchased through capital leases	—	—	3,470
Issuance of common shares in connection with license agreements	—	—	592
Issuance of ordinary shares on conversion of bridging loan	—	—	1,638
Issuance of preferred ordinary “C” shares on conversion of secured convertible loan notes and accrued interest	—	—	8,893
Issuance of ordinary shares in lieu of cash bonus	—	—	164
Issuance of other long term payable on ALIGN acquisition	—	—	1,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Cyclacel Pharmaceuticals, Inc. (‘‘Cyclacel’’ or the ‘‘Company’’) is a development-stage biopharmaceutical company dedicated to the development and commercialization of novel, mechanism-targeted drugs to treat human cancers and other serious diseases. Cyclacel’s strategy is to build a diversified biopharmaceutical business focused in hematology and oncology based on a development pipeline of novel drug candidates.

Cyclacel’s clinical development priorities are focused on sapacitabine, an orally available, cell cycle modulating nucleoside analogue.

Sapacitabine is being evaluated in the SEAMLESS Phase 3 trial being conducted under a Special Protocol Assessment (“SPA”) agreement with the US Food and Drug Administration (“FDA”) for the front-line treatment of acute myeloid leukemia (“AML”) in the elderly and in Phase 2 studies for AML, myelodysplastic syndromes (“MDS”), non-small cell lung cancer (“NSCLC”) and chronic lymphocytic leukemia. Sapacitabine is also being evaluated in a Phase1/2 study in combination with seliciclib, our second clinical candidate.

The Company has ongoing clinical programs with seliciclib in NSCLC and nasopharyngeal cancer (“NPC”) and once data becomes available and is reviewed, the Company will determine the feasibility of pursuing further development and/or partnering these assets. In addition, the Company markets directly in the United States Xclair® Cream for radiation dermatitis and Numoisyn® Liquid and Numoisyn® Lozenges for xerostomia. On August 10, 2012, the Company entered into an agreement with Sinclair Pharmaceuticals Limited (“Sinclair”) to early terminate, effective September 30, 2012, the distribution agreements relating to the promotion and sale of Xclair® Cream, Numoisyn® Liquid, and Numoisyn® Lozenges. The agreement includes a minimum royalty arrangement based on future net revenues, under which Sinclair will pay the Company approximately $1.0 million in quarterly installments over the next three years ending on September 30, 2015.

As a development stage enterprise, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel. The Company currently anticipates that its cash and cash equivalents of approximately $20.0 million as of June 30, 2012 are sufficient to meet its anticipated short-term working capital needs and to fund its on-going sapacitabine clinical trials for at least the next twelve months. However, the Company cannot be certain that it will be able to raise sufficient funds to complete the development and commercialize any of its product candidates currently in clinical development, should they succeed.

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2012, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2012 and 2011, the condensed consolidated statement of cash flows for the six months ended June 30, 2012 and 2011 and the condensed consolidated statement of operations, comprehensive loss and cash flows for the period from August 13, 1996 (inception) to June 30, 2012, and all related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2011 is derived from the audited consolidated financial statements included in the 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the condensed consolidated balance sheet as of June 30, 2012, and the results of operations, comprehensive loss for the three and six months ended June 30, 2012 and 2011 and for the period from August 13, 1996 (inception) to June 30, 2012, and the consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 and for the period from August 13, 1996 (inception) to June 30, 2012, have been made. The interim results for the three months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the SEC.

Recent Developments

Preferred Stock Dividend

On June 22, 2012, the Company’s Board of Directors decided not to declare a quarterly cash dividend on the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”) with respect to the second quarter of 2012 that would have otherwise been payable on August 1, 2012.

NASDAQ Appeal

Previously, the Company received a determination letter from NASDAQ, notifying the Company that it had not regained compliance with the minimum closing bid price requirements set forth in Listing Rule 5450(a)(1) (the “Rule”) during the 180 calendar days allowed to regain compliance and that the Company’s common stock was subject to delisting from the NASDAQ Global Market.

On April 26, 2012, the Company presented its plan to regain compliance with the Rule, which plan included the possibility of effectuating a reverse stock split, before a NASDAQ Listing Qualifications Panel (the “Panel”). On May, 15, 2012, the Panel approved the Company’s plan to regain compliance, and determined to continue the Company’s listing pursuant to an exception to the Rule for a maximum of 180 calendar days from the date of the NASDAQ Staff’s notification, or through September 11, 2012, provided that the Company has evidenced a closing bid price of $1.00 or more for a minimum of ten consecutive trading days prior to such date.

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

Subsequent Developments

Termination and Settlement Agreement

On August 10, 2012, the Company entered into an agreement with Sinclair to early terminate, effective September 30, 2012, the distribution agreements relating to the promotion and sale of Xclair®, Numoisyn® Lozenges and Numoisyn® Liquid. The agreement includes a minimum royalty arrangement based on future net revenues, under which Sinclair will pay the Company a minimum of approximately $1.0 million in quarterly installments over the next three years ending on September 30, 2015.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries for the indicated periods. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include estimated levels of product returns, and inputs used to determine stock-based compensation expense and the fair value of financial instruments, such as Economic Rights and other liabilities measured at fair value. Cyclacel reviews its estimates on an ongoing basis. The estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.

Cash and Cash Equivalents

Cash equivalents are stated at cost, which is substantially the same as fair value. The Company considers all highly liquid investments with an original maturity of three months or less at the time of initial purchase to be cash equivalents. The objectives of the Company’s cash management policy are to safeguard and preserve funds, to maintain liquidity sufficient to meet Cyclacel’s cash flow requirements and to attain a market rate of return. Cash and cash equivalents include cash, money market funds and commercial paper.

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

Trade accounts receivable are included in prepaid expenses and other current assets on the consolidated balance sheet and were $0.1 million and approximately $45,000 at December 31, 2011 and June 30, 2012, respectively. All trade accounts receivable were deemed collectible as of December 31, 2011 and June 30, 2012.

For the six months ended June 30, 2011 and 2012, approximately 91% and 88%, respectively, and for the three months ended June 30, 2011 and 2012, approximately 92% and 90%, respectively, of the Company’s product sales in the United States were to three wholesalers.

Inventory

Cyclacel values inventories at the lower of cost or market. The Company determines cost using the first-in, first-out method. As of December 31, 2011 and June 30, 2012, all inventories were classified as finished goods. The Company analyzes its inventory levels at least quarterly to identify any items that may expire prior to sale, inventory that has a cost basis in excess of net realizable value, or inventory in excess of expected sales requirements.  The determination of whether or not inventory costs will be realizable requires estimates by the Company’s management.  A critical input in this determination is future expected sales forecasts. The Company writes off inventory that is expected to expire before being sold.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required in future periods.

There were no inventory write-downs during the three and six month periods ended June 30, 2011 and 2012.

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

The Company offers a general right of return on product sales, and has considered the guidance in ASC Subtopic 605-15, “Revenue Recognition -Products” (“ASC 605-15”) and ASC Subtopic 605 — 10 “Revenue Recognition - Overall” (“ASC 605-10”). Under these guidelines, the Company accounts for all product sales using the “sell-through” method. Under the sell-through method, revenue is not recognized upon shipment of product to distributors. Instead, the Company records deferred revenue at gross invoice sales price less 5% of the current wholesale acquisition price (in accordance with the Company’s returns policy) and deferred cost of sales at the cost at which those goods were held in inventory. The Company recognizes revenue and cost of sales when such inventory is sold through to pharmacies. To estimate product sold through to pharmacies, the Company relies on third-party information, including information obtained from significant distributors with respect to their inventory levels and sell-through to pharmacies. At the time of revenue recognition, the Company also estimates a provision for returned products based on historical data and future expectations; this provision is charged against revenues.

Deferred revenue was $0.1 million at December 31, 2011 and June 30, 2012. Deferred cost of goods sold was approximately $22,000 and $19,000 at December 31, 2011 and June 30, 2012, respectively.

Collaboration, research and development, and grant revenue

Certain of the Company’s revenues are earned from collaborative agreements. The Company recognizes revenue when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Determination of whether these criteria have been met is based on management’s judgments regarding the nature of the research performed, the substance of the milestones met relative to those the Company must still perform, and the collectability of any related fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. The Company had no such collaboration revenues for the three and six months ended June 30, 2011 and 2012.

Research and development revenues, which are earned under agreements with third parties for contract research and development activities, are recorded as the related services are performed. Milestone payments are non-refundable and recognized as revenue when earned, as evidenced by achievement of the specified milestones and the absence of ongoing performance obligations. Any amounts received in advance of performance are recorded as deferred revenue. None of the revenues previously recognized are refundable if the relevant research effort is not successful. The Company had no such research and development revenue for the three and six months ended June 30, 2011 and 2012.

Grant revenues from government agencies and private research foundations are recognized as the related qualified research and development costs are incurred, up to the limit of the prior approval funding amounts. All grants earned and received are not refundable. The Company had deferred grant revenue of approximately $48,000, which is included in accrued liabilities and other current liabilities, as of June 30, 2012.  The Company had no such deferred revenue at December 31, 2011.

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

	June 30, 2011	June 30, 2012
Stock options	3,543,529	3,561,364
Unvested restricted stock and restricted stock units	44,255	308,969
Convertible preferred stock	516,228	516,228
Contingently issuable common stock and common stock warrants associated with economic rights	—	3,718,077
Options to purchase common stock and common stock warrants issued in connection with the October 2010 financing	6,242,398	—
Common stock warrants	10,005,192	13,814,015
Total shares excluded from calculation	20,351,602	21,918,653

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

The fair value of the Company’s financial assets and liabilities that are measured on a recurring basis were determined using the following inputs as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
	$000	$000	$000	$000
ASSETS
Cash equivalents	19,894	—	—	19,894
Total assets	19,894	—	—	19,894
LIABILITIES
Other liabilities measured at fair value:
Warrants liability	—	—	51	51
Scottish Enterprise agreement	—	—	20	20
Other liabilities measured at fair value	—	—	71	71
Total liabilities	—	—	71	71

The fair value of the Company’s financial assets and liabilities that are measured on a recurring basis were determined using the following inputs as of June 30, 2012:

	Level 1	Level 2	Level 3	Total
	$000	$000	$000	$000
ASSETS
Cash equivalents	16,687	—	—	16,687
Total assets	16,687	—	—	16,687
LIABILITIES
Economic rights	—	—	1,007	1,007
Other liabilities measured at fair value:
Warrants liability	—	—	1	1
Scottish Enterprise agreement	—	—	20	20
Other liabilities measured at fair value	—	—	21	21
Total liabilities	—	—	1,028	1,028

The following table reconciles the beginning and ending balances of Level 3 inputs for the six months ended June 30, 2012:

Level 3
$000
Balance as of December 31, 2011	71
Sale of Economic Rights	1,097
Change in valuation of Economic Rights	(90)
Change in valuation of warrants liability	(50)
Balance as of June 30, 2012	1,028

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

The Economic Rights are accounted for as a derivative financial instrument under ASC 815, Derivative financial instruments (“ASC 815”), and are measured at fair value. Changes in fair value are recognized in earnings.  The fair value of the Economic Rights has been estimated using a decision-tree analysis method.  This is an income-based method that incorporates the expected benefits, costs and probabilities of contingent outcomes under varying scenarios.  Each scenario within the decision-tree is discounted to the present value using the company’s credit adjusted risk-free rate and ascribed a weighted probability to determine the fair value.

The Company has concluded the fair value of this liability was approximately $1.0 million as of June 30, 2012.  The fair value of the Economic Rights decreased approximately $0.1 million and $90,000 for the three months and six months ended June 30, 2012, respectively. The decrease in Economic Rights in each period was recognized as a gain in the consolidated statement of operations.

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

The Company used the following assumptions to calculate the value of the Economic Rights:

	March 22,	June 30,
	2012	2012
Probability of unsuccessful/successful outcomes	25% - 75%	25% - 75%
Amount of award or settlement (1)	$10.0 million - $20.0 million	$10.0 million - $20.0 million
Discount rate	16%	16%
Timing of cash flows	0.75 — 2.27 years	0.50 — 2.02 years
Royalty rate	6%	6%
Litigation expenses	$1.0 million — $3.0 million	$1.0 million — $3.0 million

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

	December 31,	June 30,
	2011	2012
Exercise price	$8.44	$8.44
Expected term	2.13 Yrs.	1.63 Yrs.
Risk free interest rate	0.25%	0.27%
Expected volatility	121%	80%
Expected dividend yield over expected term	—	—

The Company recognized the change in the value of warrants as a gain on the consolidated statement of operations of $0.1 million and approximately $8,000 for the three months ended June 30, 2011 and 2012, respectively and a gain of $0.2 million and approximately $50,000 for the six months ended June 30, 2011 and 2012, respectively.

Scottish Enterprise Agreement

On June 22, 2009, the Company amended the Agreement with Scottish Enterprise (“SE”) (the “Amendment”), in order to allow the Company to implement a reduction of the Company’s research operations located in Scotland in exchange for the parties’ agreement to modify the payment terms of the Agreement in the principal amount of £5 million (approximately $8.0 million at December 31, 2009), which SE had previously entered into with the Company. The Agreement provided for repayment of up to £5 million in the event the Company significantly reduced its Scottish research operations. Pursuant to the terms of the Amendment, in association with Cyclacel’s material reduction in staff at its Scottish research facility, the parties agreed to a modified payment of £1 million (approximately $1.7 million at June 22, 2009) payable in two equal tranches. On July 1, 2009, the first installment of £0.5 million (approximately $0.8 million) was paid and the remaining amount of £0.5 million (approximately $0.8 million) was paid on January 6, 2010.  In addition, should a further reduction below current minimum staff levels be effectuated before July 2014 without SE’s prior consent, the Company may be obligated to pay up to £4 million to SE, which will be calculated as a maximum of £4 million (approximately $6.2 million at both December 31, 2011 and June 30, 2012) less the market value of the shares held by SE at the time staffing levels in Scotland fall below the prescribed minimum levels. If the Company were to have reduced staffing levels below the prescribed levels, the amount potentially payable to SE would have been approximately £3.8 million (approximately $5.9 million) and approximately £3.9 million (approximately $6.0 million) at December 31, 2011 and June 30, 2012, respectively.

This arrangement is accounted for as a liability under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and is measured at fair value. Changes in fair value are recognized in earnings.  Due to the nature of the associated contingency and the likelihood of occurrence, the Company has concluded the fair value of this liability was approximately $20,000 at December 31, 2011 and June 30, 2012, respectively. The most significant inputs in estimating the fair value of this liability are the probabilities that staffing levels fall below the prescribed minimum and that the Company is unable or unwilling to replace such employees within the prescribed time period. At both December 31, 2011 and June 30, 2012, the Company used a scenario analysis model to arrive at the fair value of the Scottish Enterprise Agreement and assumed a 30% probability of falling below a minimum staffing level and a 1% probability that the occurrence of such an event would not be cured within the prescribed time period. At each reporting period, the inputs used to determine the fair value of the liability will be evaluated to determine whether adjustments are appropriate. Changes in the value of this liability are recorded in the consolidated statement of operations.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2011	June 30, 2012
	($000s)
Research and development tax credit receivable	541	842
Prepayments	321	486
Accounts receivable	116	45
Deposits	13	153
Other current assets	209	113
Total prepaid expenses and other current assets	1,200	1,639

5. ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following:

	December 31, 2011	June 30, 2012
	($000s)
Accrued research and development	3,471	2,923
Other current liabilities	1,193	1,251
	4,664	4,174

During the three and six months ended June 30, 2012, the Company recorded out of period reversals of pre-clinical expense accruals of $0.3 million and $0.4 million, respectively, as decreases to accrued liabilities and other current liabilities on the consolidated balance sheets and as decreases to research and development expenses on the consolidated statements of operations.

6. STOCK BASED COMPENSATION

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three and six months ended June 30, 2011 and 2012 as shown in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2012	2011	2012
	($000s)
Research and development	41	16	90	33
General and administrative	164	93	365	178
Stock-based compensation costs before income taxes	205	109	455	211

At the Company’s annual shareholder meeting on May 23, 2012, the stockholders approved and amended the number of shares reserved under the 2006 Plan to 10,000,000 shares of the Company’s common stock, up from 5,200,000 shares. Stock option awards granted under the 2006 Plan have a maximum maturity of 10 years and generally vest over a four-year period from the date of grant.

A summary of activity for the options under the Company’s 2006 Plan for the six months ended June 30, 2012 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	.			($000s)
Options outstanding at December 31, 2011	3,515,741	$3.73	6.44	140
Granted	235,000	$0.47
Exercised	(77,062)	$0.44
Expired	—
Cancelled / forfeited	(112,315)	$1.37
Options outstanding at June 30, 2012	3,561,364	$3.66	6.10	23
Unvested at June 30, 2012	620,385	$1.31	8.86	—
Vested and exercisable at June 30, 2012	2,940,979	$4.16	5.51	23

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

The Company estimates the grant date fair value of stock option awards using the Black-Scholes option-pricing model with the following assumptions for stock option grants to employees and directors for the six months ended June 30, 2011 and 2012:

	For the six months ended June 30,
	2011	2012
Expected term	5 — 6 yrs.	6 yrs.
Risk free interest rate	1.47 — 2.29%	0.95%
Expected volatility	93 — 99%	98%
Expected dividend yield over expected term	—	—
Resulting weighted average grant fair value	$1.15	$0.36

There were 199,500 and 235,000 options granted during the six months ended June 30, 2011 and 2012, respectively. For grants made during the six months ended June 30, 2011 and 2012, the expected term assumption was estimated using past history of early exercise behavior and estimated expectations of future exercise behavior. Starting with the December 2010 annual grants to the Company’s employees, the Company began to rely exclusively on its historical volatility as an input to the option pricing model as the Company’s management believes that this rate will be representative of future volatility over the expected term of the options. Prior to December 2010, because the Company had been publicly traded for a limited period, the expected volatility assumption was based on the historical volatility of peer companies over the expected term of the option awards.

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. This analysis is evaluated quarterly and the forfeiture rate adjusted as necessary.  Ultimately, the actual expense recognized over the requisite service period is based on only those shares that vest.

Estimates of pre-vesting option forfeitures are based on the Company’s experience. For outstanding options, the Company uses a forfeiture rate of 0 — 30% depending on when and to whom the options are granted. The Company adjusts its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment in the period of change and may impact the amount of compensation expense to be recognized in future periods.

The weighted average risk-free interest rate represents interest rate for treasury constant maturities published by the Federal Reserve Board. If the term of available treasury constant maturity instruments is not equal to the expected term of an employee option, Cyclacel uses the weighted average of the two Federal Reserve securities closest to the expected term of the employee option.

During the six months ended June 30, 2011, 6,638 stock options were exercised resulting in approximately $3,000 of cash proceeds to the Company.  During the six months ended June 30, 2012, there were 77,062 stock options exercised totaling approximately $34,000 in proceeds. As the Company presently has tax loss carry forwards from prior periods and expects to incur tax losses during the year ended December 31, 2012, the Company is not able to benefit from the deduction for exercised stock options in the current reporting period.

Restricted Stock

In November 2008, the Company issued 50,000 shares of restricted common stock to an employee subject to certain forfeiture provisions. Specifically, one quarter of the award vests one year from the date of grant and 1/48 of the award effectively vests each month thereafter.  This restricted stock grant was accounted for at fair value at the date of grant and an expense is recognized during the vesting term. Summarized information for the restricted stock grant for the three months ended June 30, 2012 is as follows:

	Restricted Stock	Weighted Average Grant Date Value Per Share
Non-vested at December 31, 2011	11,450	$0.44
Vested	(6,252)	$0.44
Non-vested at June 30, 2012	5,198	$0.44

Restricted Stock Units

In November 2008 and December 2011, respectively, the Company issued 91,700 and 238,000 restricted stock units to senior executives.  Each unit entitles the holder to receive a share of the Company’s common stock.

During the first quarter of 2012, the Company issued approximately 86,000 restricted stock units to employees as part of its annual grant.

The 2008 grants vest over four years and the 2011 and 2012 grants vest over three years.  A restricted stock unit grant is accounted for at fair value at the date of grant which is equivalent to the market price of a share of the Company’s common stock, and an expense is recognized over the vesting term. Summarized information for restricted stock grants for the six months ended June 30, 2012 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Value Per Share
Non-vested at December 31, 2011	255,175	$0.80
Granted	85,974	$0.55
Forfeited	(28,000)	$0.83
Vested	(9,378)	$0.44
Non-vested at June 30, 2012	303,771	$0.74

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

In connection with the asset acquisition of ALIGN on October 5, 2007, the Company acquired distribution rights from Sinclair for the exclusive rights to sell and distribute three products in the United States. Each of the agreements covering the three products would have expired in June 2015, after which the Company would have no further rights to distribute these products.

On August 10, 2012, the Company entered into an agreement with Sinclair to early terminate, effective September 30, 2012, the distribution agreements relating to the promotion and sale of Xclair®, Numoisyn® Liquid, and Numoisyn® Lozenges. The agreement includes a minimum royalty arrangement based on future net revenues, under which Sinclair will pay the Company a minimum of approximately $1.0 million in quarterly installments over the next three years ending on September 30, 2015.

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

A Scheduling Order was entered February 2, 2012, at which time the court set significant dates, the remaining of which are the following: September 24, 2012 (teleconference with the court exploring possibility of Alternative Dispute Resolution); March 14, 2013 (claim construction hearing); August 14, 2013 (summary judgment briefing); and June 2, 2014 (7 day jury trial start date). Discovery is currently ongoing.

8.   STOCKHOLDERS’ EQUITY

Preferred stock

As of June 30, 2012, there were 1,213,142 shares of Preferred Stock issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board of Directors and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10 per share, plus accrued and unpaid dividends.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s shares of common stock at a conversion rate of approximately 0.42553 shares of common stock for each share of Preferred Stock based on a price of $23.50. The Company has reserved 516,228 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at June 30, 2012.

During 2010, 833,671 shares of Preferred Stock were converted into 1,655,599 shares of the Company’s common stock. Since inception through June 30, 2012, holders have voluntarily converted 1,776,858 shares of Preferred Stock into common stock. The converted shares of Preferred Stock have been retired and canceled and shall upon cancellation be restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors as shares of Preferred Stock of one or more series.

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

On March 6, 2012 and on June 22, 2012, the Company’s Board of Directors decided not to declare a quarterly cash dividend on the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”) with respect to the first quarter and second quarters of 2012, respectively, that would have otherwise been payable on May 1, 2012 and August 1, 2012, respectively.

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

Under the terms of the purchase agreement, the investors purchased 4,688,079 shares of the Company’s common stock at a price of $0.6476, which is equal to the 10-day average closing price of the Company’s common stock for the period ending on March 21, 2012. In addition to the common stock, investors received contractual rights to receive cash equal to 10% of any future litigation settlement related to the specified intellectual property, subject to a cap.  In certain defined situations, the Company may have to issue either additional shares or warrants. The shares issued at closing are subject to a lock-up period of one year from the date of issuance. See Note 3, Fair Value Measurements for further details.

Common Stock Warrants

The following table summarizes information about warrants outstanding at June 30, 2012:

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

There were no exercises of warrants during the three and six months ended June 30, 2011 and 2012.

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

Our core area of expertise is in cell cycle biology and we focus primarily on the development of orally-available anticancer agents that target the cell cycle with the aim of slowing the progression or shrinking the size of tumors, and enhancing the quality of life and improving survival rates of cancer patients. We have generated several families of anticancer drugs that act on the cell cycle including nucleoside analogues, cyclin dependent kinase, or CDK, inhibitors and Aurora kinase/Vascular Endothelial Growth Factor Receptor 2 or AK/VEGFR 2 inhibitors and Plk inhibitors. Although a number of pharmaceutical and biotechnology companies are currently attempting to develop nucleoside analogues, CDK inhibitor and AK inhibitor drugs, we believe that our drug candidates are differentiated in that they are orally-available and interact with unique target profiles and mechanisms.  For example we believe that our sapacitabine is the only orally-available nucleoside analogue presently being tested in a Phase 3 trial in AML and in Phase 2 for AML, MDS and NSCLC and seliciclib is the most advanced orally-available CDK inhibitor currently in Phase 2 trials. Our resources are primarily directed towards advancing our lead drug candidate sapacitabine through in-house development activities although we are also progressing our earlier stage novel drug series through working with external collaborators but with limited investment by us.

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

Sapacitabine is being evaluated in the SEAMLESS Phase 3 trial being conducted under a Special Protocol Assessment agreement with the US Food and Drug Administration for the front-line treatment of acute myeloid leukemia in the elderly and in Phase 2 studies for MDS, lung cancer and chronic lymphocytic leukaemia.  Additionally, sapacitabine has been shown to have increased activity in cancer cells with BRCA- or Homologous Recombinant repair-deficient backgrounds, including ovarian cancer cell lines. In June, we reported new data at the American Society of Clinical Oncology Annual Meeting from an on-going multicenter Phase 2 randomized trial of oral sapacitabine capsules, in older patients with MDS after treatment failure of front-line hypomethylating agents, such as azacitidine (Vidaza®) and/or decitabine (Dacogen®). Median overall survival to date for all patients is 252 days or approximately 8.4 months. We will initiate regulatory discussions regarding an appropriate registration plan in this setting after a dosing schedule is selected.

We have ongoing clinical programs in development awaiting further data. Once data becomes available and is reviewed, we will determine the feasibility of pursuing further development and/or partnering these assets, including sapacitabine in combination with seliciclib and seliciclib in NSCLC and nasopharyngeal cancer, or NPC. In addition, we market directly in the United States Xclair® Cream for radiation dermatitis and Numoisyn® Liquid and Numoisyn® Lozenges for xerostomia. However, the distribution agreements for the promotion and sale of these products will terminate effective September 30, 2012.

From our inception in 1996 through June 30, 2012, we have devoted substantially all our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of June 30, 2012, our accumulated deficit during the development stage was $263.6 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and pre-clinical drug candidates. Our operating expenses are comprised of research and development expenses and selling, general and administrative expenses.

To date, we have not generated significant product revenue but have financed our operations and internal growth through private placements, registered direct financings, licensing revenue, collaborations, interest on investments, government grants and research and development tax credits. We have recognized revenues from inception through June 30, 2012, totaling $10.1 million, of which $3.1 million is derived from fees under collaborative agreements, $3.7 million of grant revenue from various United Kingdom and European government grant awards, and $3.3 million from product sales. We have also recognized $18.7 million in research and development tax credits from inception through June 30, 2012, which are reported as income tax benefits on the consolidated statements of operations, from the United Kingdom’s tax authority, H.M. Revenue & Customs since inception.

Recent Developments

Preferred Stock Dividend

On June 22, 2012, our Board of Directors decided not to declare a quarterly cash dividend on our 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”) with respect to the second quarter of 2012 that would have otherwise been payable on August 1, 2012.

NASDAQ Appeal

Previously, we received a determination letter from NASDAQ notifying us that we had not regained compliance with the minimum closing bid price requirements set forth in Listing Rule 5450(a)(1) (the “Rule”) during the 180 calendar days allowed to regain compliance and that our common stock was subject to delisting from the NASDAQ Global Market.

On April 26, 2012, we presented our plan to regain compliance with the Rule, which included the possibility of effectuating a reverse stock split, before a NASDAQ Listing Qualifications Panel (the “Panel”). On May 15, 2012, the Panel approved our plan to regain compliance, and determined to continue our listing pursuant to an exception to the Rule for a maximum of 180 calendar days from the date of the NASDAQ Staff’s notification, or through September 11, 2012, provided that we have evidenced a closing bid price of $1.00 or more for a minimum of ten consecutive trading days prior to such date.

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

Subsequent Event

On August 10, 2012, we entered into an agreement with Sinclair Pharmaceuticals Limited (“Sinclair”) to early terminate, effective September 30, 2012, the distribution agreements relating to the promotion and sale of Xclair®, Numoisyn® Lozenges and Numoisyn® Liquid. The agreement includes a minimum royalty arrangement based on future net revenues, under which Sinclair will pay us a minimum of approximately $1.0 million in quarterly installments over the next three years ending on September 30, 2015.

Results of Operations

Three Months Ended June 30, 2011 and 2012

Revenues

The following table summarizes the components of our revenues for the three months ended June 30, 2011 and 2012:

	Three months ended June 30,
	2011	2012	Difference	Difference
	($000s)%
Product revenue	168	120	(48)	(2)
Grant revenue	—	26	26	—
Total revenue	168	146	(22)	13

Product revenue is derived from the sale of Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges. During each of the three months ended June 30, 2011 and 2012, we recognized revenue of $0.2 million and $0.1 million, respectively, in accordance with our revenue recognition policy. We recognized approximately $26,000 in grant revenue for the three months ended June 30, 2012 in connection with an award from the European Union to study ovarian cancer therapies. We had no grant revenue for the three months ended June 30, 2011.

We may also recognize, from time to time, revenue from collaboration and research and development. We had no collaboration and research and development revenue for each of the three months periods ended June 30, 2011 and 2012.

The future

We entered into a termination and settlement agreement that will terminate our license to the ALIGN products effective September 30, 2012, after which we will no longer generate product revenue. However, as part of a minimum royalty arrangement, we expect to receive at least $1.0 million in quarterly installments over the next three years according to the terms of the agreement. We also expect to recognize approximately $0.2 million in grant revenue over the next twelve to eighteen months from the European Union.

Cost of goods sold

	Three months ended June 30,
	2011	2012	Difference	Difference
	($000s)%
Cost of goods sold	72	89	17	24

Total cost of sales represented 43% and 74% of product revenue for the three months ended June 30, 2011 and 2012, respectively.

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

•                  technology license costs; and

•                  rent and facility expenses for our laboratories.

The following table provides information with respect to our research and development expenditure for the three months ended June 30, 2011 and 2012:

	Three months ended June 30,
	2011	2012	Difference	Difference
	($000s)%
Sapacitabine	1,760	1,827	67	4
Other research and development costs	99	(110)	(209)	(211)
Total research and development expenses	1,859	1,717	(142)	(8)

Total research and development expenses represented 47% and 41% of our operating expenses for the three months ended June 30, 2011 and 2012, respectively.

Research and development expenditures decreased by $0.1 million from $1.9 million for the three month period ended June 30, 2011 to $1.7 million for the three month period ended June 30, 2012. The decrease was primarily due to a $0.3 million out of period reversal of accrued pre-clinical costs, partially offset by a $0.2 million increase in costs associated with the SEAMLESS pivotal Phase 3 trial.

The future

We expect to continue to concentrate our resources on the development of sapacitabine. We anticipate that overall research and development expenditures for the year ended December 31, 2012 will increase compared to the year ended December 31, 2011 as we increase enrolment on the randomized portion of the SEAMLESS pivotal Phase 3 trial.

Selling, general and administrative expenses

Selling, general and administrative expenses include costs for sales and marketing and administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the selling, general and administrative expenses for the three months ended June 30, 2011 and 2012:

	Three months ended June 30,
	2011	2012	Difference	Difference
	($000s)%
Total selling, general and administrative expenses	2,034	2,350	316	16

Total selling, general and administration expenses represented 51% and 58% of our operating expenses for the three months ended June 30, 2011 and 2012, respectively.

Our selling, general and administrative expenditure increased by approximately $0.3 million to $2.3 million for the three months ended June 30, 2012, from $2.0 million for the three months ended June 30, 2011. The increase in expenses was primarily attributable to a net increase in professional and consultancy costs of $0.4 million, offset by a $0.1 million reduction in stock compensation charges.

The future

We expect our selling, general and administrative expenditures for the year ended December 31, 2012 to be higher than our expenditures for the year ended December 31, 2011 as a result of an expected increase in professional and consultancy costs.

Other income (expense)

The following table summarizes other income (expense) for the three months ended June 30, 2011 and 2012:

	Three months ended June 30,
	2011	2012	Difference	Difference
	($000s)%
Change in valuation of Economic Rights	—	146	146	—
Change in valuation of other liabilities measured at fair value	125	8	(117)	(94)
Foreign exchange gains (losses)	(19)	117	136	716
Interest income	13	6	(7)	(54)
Other income	—	29	29	—
Total other income (expense)	119	306	187	157

Total other income and expense, net, increased by $0.2 million, from income of approximately $0.1 million for the three months ended June 30, 2011, to income of $0.3 million for the three months ended June 30, 2012.  The increase was primarily due to the change in valuation of Economic Rights of $0.1 million and an increase in foreign exchange gains of $0.1 million, offset by a $117,000 decrease in change of valuation of other liabilities measured at fair value.

The change in valuation of Economic Rights relates to the change in the fair value of  contractual rights issued as part of a financing agreement entered into in March 2012. These collective rights are classified as liabilities and will be marked to market each reporting period. For the three months ended June 30, 2012, we recognized income of approximately $0.1 million due to the change in the value of Economic Rights.

The change in valuation of other liabilities measured at fair value relates to the issue of warrants to purchase shares of our common stock under the registered direct financing completed in February 2007 and our liability under an agreement with the Scottish Enterprise, or SE, that would potentially require us to make a payment to SE should staffing levels in Scotland fall below prescribed minimum levels. The warrants and agreement are classified as liabilities. The value of the warrants is being marked to market each reporting period as a gain or loss. Such gains or losses will continue to be reported for the warrants until they are exercised or expired. Gains or losses on the SE Agreement will be reported until the agreement expires in July 2014. For the three months ended June 30, 2011 and 2012, the change in the valuation of other liabilities measured at fair value was a decrease of $125,000 and $8,000, respectively.

Foreign exchange gains (losses) increased by $0.1 million to a gain of $0.1 million for the three months ended June 30, 2012, compared to a loss of approximately $19,000 for the three months ended June 30, 2011. Foreign exchange gains (losses) are reported in the consolidated statement of operations as a separate line item within other income (expense).

The future

The valuation of the Economic Rights, warrants liability, and SE Agreement will continue to be re-measured at the end of each reporting period.  The change in valuation of the Economic Rights is dependent on a number factors, including our stock price, and certain management assumptions, including, the probability of success of the underlying litigation, amount of award or settlement, discount rate, royalty rate, and timing of cash flows, and may fluctuate significantly, which may have a significant impact on our statement of operations. The valuation of the warrants is dependent upon many factors, including our stock price, interest, and remaining term of the instrument and may fluctuate significantly, which may have a significant impact on our statement of operations. The valuation of the SE Agreement is dependent on a number of factors, including our stock price and the probability of the occurrence of certain events that would give rise to a payment.  We do not expect the valuation of fair value of the SE Agreement to fluctuate significantly.

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

The following table summarizes research and development tax credits for the three months ended June 30, 2011 and 2012:

	Three months ended June 30,
	2011	2012	Difference	Difference
	($000s)%
Total income tax benefit	126	127	1	1

Research and development tax credits recoverable remained relatively consistent at $0.1 million for the three months ended June 30, 2011 and 2012. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year but is restricted to the payroll taxes paid by us to HMRC in that same year.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so. In July 2012, legislation was passed, effective for the year ended December 31, 2012, that eliminates the restriction of the amount recoverable to the payroll taxes paid in a period. Historically, our qualifying research and development expenditure has exceeded payroll taxes and, as we expect this to continue, the amount of tax credits we will be able to recover will increase for the year ended December 31, 2012.

Six Months Ended June 30, 2011 and 2012

Revenues

The following table summarizes the components of our revenues for the six months ended June 30, 2011 and 2012:

	Six months ended June 30,
	2011	2012	Difference	Difference
	($000s)%
Product revenue	360	281	(79)	(22)
Grant revenue	—	26	26	—
Total revenue	360	307	(53)	(15)

Product revenue is derived from the sale of Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges. During the six months ended June 30, 2011 and 2012, we recognized revenue of approximately $0.4 million and $0.3 million, respectively, in accordance with our revenue recognition policy.

We recognized approximately $26,000 in grant revenue for the six months ended June 30, 2012 in connection with an award from the European Union to study ovarian cancer therapies. We had no grant revenue for the six months ended June 30, 2011.

We may also recognize, from time to time, revenue from collaboration and research and development and from grant awards. We had no collaboration and research and development revenue or grant revenue for each of the six months periods ended June 30, 2011 and 2012.

The future

We entered into a termination and settlement agreement that will terminate our license to the ALIGN products effective September 30, 2012, after which we will no longer generate product revenue. However, as part of a minimum royalty arrangement, we expect to receive at least $1.0 million in quarterly installments over the next three years according to the terms of the agreement. We also expect to recognize approximately $0.2 million in grant revenue over the next twelve to eighteen months in connection with an award from the European Union to study ovarian cancer therapies.

Cost of goods sold

	Six months ended June 30,
	2011	2012	Difference	Difference
	($000s)%
Cost of goods sold	178	183	5	3

Total cost of sales represented 49% and 65% of product revenue for the six months ended June 30, 2011 and 2012, respectively.

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

•                  technology license costs; and

•                  rent and facility expenses for our laboratories.

The following table provides information with respect to our research and development expenditure for the six months ended June 30, 2011 and 2012:

	Six months ended June 30,
	2011	2012	Difference	Difference
	($000s)%
Sapacitabine	4,731	3,064	(1,667)	(35)
Other research and development costs	208	—	(208)	(100)
Total research and development expenses	4,939	3,064	(1,875)	(38)

Total research and development expenses represented 55% and 40% of our operating expenses for the six months ended June 30, 2011 and 2012, respectively.

Research and development expenditures decreased by $1.9 million to $3.1 million for the six month period ended June 30, 2012 from $4.9 million for the six month period ended June 30, 2011. The decrease was primarily due to $1.6 million of contractual expenses recognized during the six months ended June 30, 2011, resulting from an achievement of a milestone triggered by the opening of enrollment in the lead-in portion our SEAMLESS trial, pursuant to the Daiichi-Sankyo license under which we license certain patent rights for sapacitabine, a $0.4 million decrease in outsourced research costs as a result of an out of perid reversal of accrued pre-clinical costs,  a $0.1 million decrease in sapacitabine capsule manufacturing costs, a $0.1 million decrease in stock compensation charges, and a $0.1 million decrease in employment costs and partially offset by a $0.5 million increase in clinical trial costs.

The future

We expect to continue to concentrate our resources on the development of sapacitabine. We anticipate that overall research and development expenditures for the year ended December 31, 2012 will increase compared to the year ended December 31, 2011, as we continue enrollment on the randomized portion of the SEAMLESS pivotal Phase 3 trial.

Selling, general and administrative expenses

Selling, general and administrative expenses include costs for sales and marketing and administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the selling, general and administrative expenses for the six months ended June 30, 2011 and 2012:

	Six months ended June 30,
	2011	2012	Difference	Difference
	($000s)%
Total selling, general and administrative expenses	3,840	4,346	506	13

Total selling, general and administration expenses represented 43% and 57% of our operating expenses for the six months ended June 30, 2011 and 2012, respectively.

Our selling, general and administrative expenditure increased by approximately $0.5 million to $4.3 million for the six months ended June 30, 2012, from $3.8 million for the six months ended June 30, 2011. The increase in expenses was primarily attributable to a net increase in professional and consultancy costs of $0.5 million.

The future

We expect our selling, general and administrative expenditures for the year ended December 31, 2012 to be higher than our expenditures for the year ended December 31, 2011 as a result of an expected increase in professional and consultancy costs.

Other income (expense)

The following table summarizes other income (expense) for the six months ended June 30, 2011 and 2012:

	Six months ended June 30,
	2011	2012	Difference	Difference
	($000s)%
Change in valuation of Economic Rights	—	90	90	—
Change in valuation of other liabilities measured at fair value	203	50	(153)	(75)
Foreign exchange gains (losses)	(87)	231	318	366
Interest income	24	12	(12)	(50)
Other income	—	76	76	—
Total other income (expense)	140	459	319	228

Total other income and expense, net, increased by approximately $0.3 million, from income of approximately $0.1 million for the six months ended June 30, 2011, to income of $0.5 million for the six months ended June 30, 2012.  The increase was primarily because of the $0.3 million increase in foreign exchange gains (losses), mostly due to the increase in exchange rate of the British Pound Sterling relative to the U.S. Dollar, and approximately $90,000 change in valuation of Economic Rights and an approximately $62,000 gain on sale of equipment, partially offset by a $0.2 million decrease in change in valuation of other liabilities measured at fair value.

The change in valuation of Economic Rights related to the sale of Economic Rights in connection with the purchase agreement completed in March 2012. These collective rights are classified as liabilities and will be marked to market each reporting period. For the six months ended June 30, 2012, we recognized a gain of approximately $90,000 due to the change in the value of Economic Rights from the transaction date of March 22, 2012 to June 30, 2012.

The change in valuation of other liabilities measured at fair value relates to the issue of warrants to purchase shares of our common stock under the registered direct financing completed in February 2007 and our liability under an agreement with the Scottish Enterprise, or SE, that would potentially require us to make a payment to SE should staffing levels in Scotland fall below prescribed minimum levels. The warrants and agreement are classified as liabilities. The value of the warrants is being marked to market each reporting period as a gain or loss. Such gains or losses will continue to be reported for the warrants until they are exercised or expired. Gains or losses on the SE Agreement will be reported until the agreement expires in July 2014. For the six months ended June 30, 2011 and 2012, the change in the valuation of other liabilities measured at fair value was a gain of $0.2 million and a gain of approximately $50,000, respectively.

Foreign exchange gains (losses) increased by $0.3 million to a gain of $0.2 million for the six months ended June 30, 2012 compared to a loss of approximately $0.1 million for the six months ended June 30, 2011. Foreign exchange gains (losses) are reported in the consolidated statement of operations as a separate line item within other income (expense).

We recognized $62,000 million in other income from the sale of laboratory equipment during the six months ended June 30, 2012. We did not recognize any such income during the six months ended June 30, 2011.

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

The following table summarizes research and development tax credits for the six months ended June 30, 2011 and 2012:

	Six months ended June 30,
	2011	2012	Difference	Difference
	($000s)%
Total income tax benefit	317	295	(22)	(7)

Research and development tax credits recoverable decreased by approximately $22,000 to $0.3 million for the six months ended June 30, 2012 relative to the six-month period ended June 30, 2011. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year but is restricted to the payroll taxes paid by us to HMRC in that same year. The decrease is a consequence of lower payroll taxes in the period.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so. In July 2012, legislation was passed, effective for the year ended December 31, 2012, that eliminates the restriction of the amount recoverable to the payroll taxes paid in a period. Historically, our qualifying research and development expenditure has exceeded payroll taxes and, as we expect this to continue, the amount of tax credits we will be able to recover will increase for the year ended December 31, 2012.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at December 31, 2011 and June 30, 2012:

	December 31, 2011	June 30, 2012	$ Difference	% Difference
	($000s)
Cash and cash equivalents	24,449	19,964	(4,485)	(18)

Working capital:
Current assets	25,831	21,653	(4,178)	(16)
Current liabilities	(6,498)	(6,746)	(248)	4
Working capital	19,333	14,907	(4,426)	(23)

At June 30, 2012, we had cash and cash equivalents of $20.0 million compared to $24.5 million at December 31, 2011. The decrease in balance was primarily due to normal cash outflows required to operate our business, offset by $2.9 million in proceeds, net of certain expenses, received from a sale of common stock and Economic Rights completed in March 2012. Since our inception, we have not generated any significant revenue and have relied primarily on the proceeds from sales of equity and preferred securities to finance our operations and internal growth. Additional funding has come through income on our investments, licensing revenue, government grants and research and development tax credits. We have incurred significant losses since our inception. As of June 30, 2012, we had an accumulated deficit during the development stage of $263.6 million.

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

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2011 and 2012, is summarized as follows:

	Six months ended June 30,
	2011	2012
	($000s)
Net cash used in operating activities	(8,456)	(7,476)
Net cash provided by investing activities	—	52
Net cash (used in) provided by financing activities	(441)	2,920

Operating activities

Net cash used in operating activities decreased slightly from $8.5 million for the six months ended June 30, 2011 to $7.5 million for the six months ended June 30, 2012. Net cash used in operating activities during the six months ended June 30, 2012 resulted from our net operating loss of $6.5 million and, primarily, a net increase in working capital of $1.0 million due to an increase in prepaid expenses of $0.4 million combined with a decrease in accounts payable and other current liabilities of $0.7 million.

Investing activities

Net cash provided by investing activities for the six months ended June 30, 2012 was approximately $52,000, primarily as a result of the sale of laboratory equipment. There were no cash flows from investing activities during the six months ended June 30, 2011.

Financing activities

Net cash used in financing activities for the six months ended June 30, 2011 was $0.4 million as a result of paying cash dividends of approximately $0.4 million to our Preferred Stockholders. Net cash provided by financing activities was $2.9 million for the six months ended June 30, 2012 as a result of proceeds, net of certain expenses, from the sale of stock and Economic Rights of approximately $2.9 million.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. We have generated a limited amount of product revenues from ALIGN product sales but these product revenues will cease effective September 30, 2012 and we cannot guarantee that we will generate any significant product revenues until a product candidate has been approved by the US Food and Drug Administration, or FDA, or similar regulatory agencies in other countries and successfully commercialized.

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

The Company has concluded the fair value of this liability was approximately $1.0 million as of June 30, 2012.  We recognized gains of approximately $1.0 million and $90,000 on our consolidated statement of operations for the three and six month periods ended June 30, 2012 as a result of decreases in value of the Economic Rights during those periods.

Other Liabilities Measured at Fair Value

Warrants Liability

The accounting guidance on derivatives and hedging requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as equity instruments, assets or liabilities. Under the provisions of this guidance, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no subsequent fair value adjustments are required. We review the classification of the contracts at each balance sheet date. Since we are unable to control all the events or actions necessary to settle the warrants in registered shares the warrants have been recorded as a current liability at fair value. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statements of operations. We recorded income of approximately $0.1 million and $8,000 to reflect the change in fair value for the three months ended June 30, 2011 and 2012, respectively, and income of approximately $0.2 million and $50,000 for the six months ended June 30, 2011 and 2012, respectively. Fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the warrants liability.

Scottish Enterprise Agreement

The accounting guidance on distinguishing liabilities and equity requires freestanding financial instruments that meet certain criteria to be accounted for as liabilities and carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. We entered into an agreement with SE in 2009 that would require us to pay SE £4 million (approximately $6.2 million at June 30, 2012) less the market value of the shares held by SE if staffing levels in Scotland fall below minimum levels stipulated in the Agreement. Due to the nature of the associated contingency and the likelihood of occurrence, we concluded the fair value of this liability was approximately $20,000 at June 30, 2012. The most significant inputs in estimating the fair value of this liability are the probabilities that staffing levels fall below the prescribed minimum levels and that we are unable or unwilling to replace such employees within the prescribed time period. As of June 30, 2012, we concluded the probability of the combination of these events occurring is minimal. We record changes in fair value in the consolidated statement of operations. There were no changes to the fair value for the three and six month periods ended June 30, 2012 and 2011.

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

We currently do not engage in foreign currency hedging. We enter into certain transactions denominated in foreign currencies in respect of underlying operations and, therefore, we are subject to currency exchange risks.  We realized losses of approximately $19,000 and gains of $0.1 million for the three months ended June 30, 2011 and 2012, respectively. During the six months ended June 30, 2011 and 2012 we realized losses of approximately $87,000 and gains of $0.2 million, respectively.

Common Stock Price Risk

In February 2007, we issued common stock and warrants and recorded the fair value of the warrants as a current liability. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statements of operations. We recognized the change in the value of warrants of approximately $0.1 million and approximately $8,000 during the three months ended June 30, 2011 and 2012, respectively, as gains on the consolidated statements of operations. During the six months ended June 30, 2011 and 2012, we recognized the change in the value of warrants as gains of approximately $0.2 million and $50,000, respectively, on the consolidated statements of operations. Fair value of the derivative instruments will be affected by estimates of various factors that may affect the respective instrument, including our stock price, the risk free rate of return and expected volatility in the fair value of our stock price. As the fair value of this derivative may fluctuate significantly from period to period, the resulting change in valuation may have a significant impact on our results of operations.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of June 30, 2012, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A scheduling Order was entered February 2, 2012, at which time the court set significant dates, the remaining of which are the following: September 24, 2012 (teleconference with the court exploring possibility of Alternative Dispute Resolution); March 14, 2013 (claim construction hearing); August 14, 2013 (summary judgment briefing); and June 2, 2014 (7 day jury trial start date). Discovery is currently ongoing.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates under development or our currently marketed ALIGN products. We currently lack the resources or the capacity to manufacture any of our products on a clinical or commercial scale. We anticipate future reliance on a limited number of third party manufacturers until we are able, or decide to, expand our operations to include manufacturing capacities. If the FDA or other regulatory agencies approve any of our drug candidates for commercial sale, or if we significantly expand our clinical trials, we will need to manufacture them in larger quantities and will be required to secure alternative third-party suppliers to our current suppliers. To date, our drug candidates have been manufactured in small quantities for preclinical testing and clinical trials and we may not be able to successfully increase the manufacturing capacity, whether in collaboration with our current or future third-party manufacturers or on our own, for any of our drug candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA and other regulatory bodies must review and approve. If we are unable to successfully increase the manufacturing capacity for a drug candidate whether for late stage clinical trials or for commercial sale or are unable to secure alternative third-party suppliers to our current suppliers, the drug development, regulatory approval or commercial launch of any related drugs may be delayed or blocked or there may be a shortage in supply. Even if any third party manufacturer makes improvements in the manufacturing process for our drug candidates, we may not own, or may have to share, the intellectual property rights to such innovation. Any performance failure on the part of manufacturers could delay late stage clinical development or regulatory approval of our drug, the commercialization of our drugs or our ability to sell our commercial products, producing additional losses and depriving us of potential product revenues. We depend upon a third party, Sinclair, to manufacture the commercial products sold by our ALIGN subsidiary and we cannot assure that Sinclair will be able to continue to supply the products during the period up to September 30, 2012 when the distribution agreement with Sinclair terminates.

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

We are highly dependent on our senior management and key clinical development, scientific, technical and sales and marketing personnel. Competition for these types of personnel is intense. The loss of the services of any member of our senior management, clinical development, scientific, technical, or sales and marketing staff may significantly delay or prevent the achievement of drug development and other business objectives and could have a material adverse effect on our business, operating results and financial condition. We also rely on consultants and advisors to assist us in formulating our strategy. All of our consultants and advisors are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to contribute to us. We intend to expand and develop new drug candidates. We will need to hire additional employees in order to continue our clinical trials and market our drug candidates and medical devices. This strategy will require us to recruit additional executive management and clinical development, scientific and technical personnel. There is currently intense competition for skilled executives and employees with relevant clinical development, scientific and technical expertise, and this competition is likely to continue. The inability to attract and retain sufficient clinical development, scientific, technical and managerial personnel could limit or delay our product development efforts, which would adversely affect the development of our drug candidates and commercialization of our potential drugs and growth of our business.

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

We have in-licensed from Sinclair the distribution rights to the ALIGN products. On August 10, 2012, we entered into an agreement with Sinclair to early terminate, effective September 30, 2012, the distribution agreements relating to the ALIGN products. The agreement includes, among other things, a minimum royalty arrangement under which Sinclair will pay us a minimum of $1.0 million in quarterly installments over the next three years ending on September 30, 2015. Although we will make all reasonable efforts to ensure that ALIGN continues to distribute products as normal up to September 30, 2012 we cannot be assured that there will be no disruption to the business or decline of sales during the period ending September 30, 2012. Furthermore we cannot be assured that Sinclair will be able to fulfill its obligations under the termination agreement including the minimum royalty payments.

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

Our principal customers are a small number of wholesale drug distributors. Sales to three wholesale distributors represented 92% and 90% of our product sales in the United States for the three months ended June 30, 2011 and 2012, respectively and 91% and 88% for the six months ended June 30, 2011 and 2012, respectively. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. Three large wholesale distributors, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation, control a significant share of the market in the United States. Our ability to distribute any product, including Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges and to recognize revenues on a timely basis is substantially dependent on our ability to maintain commercially reasonable agreements with each of these wholesale distributors and the extent to which these distributors, over whom we have no control, comply with such agreements. Our agreements with wholesaler distributors may contain terms that are not favorable, given our relative lack of market leverage as a company with only three approved products or other factors, which could adversely affect our commercialization of Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges. The loss of any of these customers could materially and adversely affect our ability to distribute our products, resulting in a negative impact on our operations and financial condition.

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

Our successful commercialization of Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges in the United States has depended on our ability to establish and maintain effective sales and marketing initiatives in the United States. Prior to our launches of these products, we had never sold or marketed any products.

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

We are at an early stage of development as a company and have a limited operating history on which to evaluate our business and prospects. While we have earned modest product revenues from the ALIGN business since beginning operations in 1996, we have not generated any product revenues from our product candidates currently in development. We cannot guarantee that any of our product candidates currently in development will ever become marketable products. Furthermore, product revenues from ALIGN will cease effective September 30, 2012 following termination of an agreement with Sinclair on August 10, 2012.

We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy for their intended uses before the FDA, and other regulatory authorities in the United States, the European Union and elsewhere. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or other regulatory authorities for premarket approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. Sapacitabine, our most advanced drug candidates for the treatment of cancer, is currently in Phase 3 for AML and Phase 2 for AML, MDS, NSCLC and CLL. A combination trial of sapacitabine and seliciclib is currently in a Phase 1 clinical trial. We cannot be certain that the clinical development of these or any other drug candidates in preclinical testing or clinical development will be successful, that we will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Our commercial revenues from our product candidates currently in development, if any, will be derived from sales of drugs that will not become marketable for several years, if at all.

We have a history of operating losses and we may never become profitable. Our stock is a highly speculative investment.

We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability.  As of December 31, 2011 and June 30, 2012, our accumulated deficit was $257.1 million and $263.6 million, respectively.  Our net loss was $3.6 million for each of the three month periods ended June 30, 2011 and 2012, respectively and $8.1 million and $6.5 million for the six months ended June 30, 2011 and 2012. Our net loss applicable to common stockholders from inception through June 30, 2012 was $305.7 million.  Our drug candidates are in the mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years, as we continue our research and development of our drug candidates, seek regulatory approvals and commercialize any approved drugs. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.

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

In addition, in the event a third party seeks to acquire our company or acquire control of our company by way of a merger, but the terms of such offer do not provide for our preferred stock to remain outstanding or be converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to our preferred stock, the terms of the Certificate of Designation of our preferred stock provide for an adjustment to the conversion ratio of our preferred stock such that, depending on the terms of any such transaction, preferred stockholders may be entitled, by their terms, to receive up to $10.00 per share in common stock, causing our common stockholders not to receive as favorable a price as the price at which such shares may be trading at the time of any such transaction. As of June 30, 2012, there were 1,213,142 shares of our preferred stock issued and outstanding. If the transaction were one in which proceeds were received by the Company for distribution to stockholders, and the terms of the Certificate of Designation governing the preferred stock were strictly complied with, approximately $14.1 million would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time.  Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.

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
101

The following materials from the Quarterly Report on Form 10-Q of Cyclacel Pharmaceuticals, Inc. for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: August 14, 2012	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and
Executive Vice President, Finance