Form 10-Q
period 2012-09-30
Cyclacel Pharmaceuticals, Inc.
filed 2012-11-16
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 14, 2012 there were 8,434,811 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

EXPLANATORY NOTE

In filing this Quarterly Report on Form 10-Q for the period ended September 30, 2012 (this “Report”), Cyclacel Pharmaceuticals, Inc. (the “Company”) has relied upon the order of the Securities and Exchange Commission, dated November 14, 2012, providing regulatory relief to publicly traded companies affected by Hurricane Sandy.  The Company’s headquarters is located in New Jersey, where it lacked power, telephone and internet service as a result of Hurricane Sandy. As a result, management required additional time to prepare, substantiate and verify the accuracy of certain disclosures in this Report, which could not be completed without incurring undue hardship and expense

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements.

CYCLACEL PHARMACEUTICALS, INC.
 (A Development Stage Company)
 CONDENSED CONSOLIDATED BALANCE SHEETS

(In $000s, except share amounts)

	December 31, 2011	September 30, 2012
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,449	$17,837
Prepaid expenses and other current assets	1,069	1,235
Current assets of discontinued operations	313	881
Total current assets	25,831	19,953
Property, plant and equipment (net)	167	140
Long-term assets of discontinued operations	—	433
Total assets	$25,998	$20,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,717	$1,642
Accrued liabilities and other current liabilities	4,183	4,127
Economic rights	—	1,070
Other liabilities measured at fair value	71	20
Current liabilities of discontinued operations	527	438
Total current liabilities	6,498	7,297
Total liabilities	6,498	7,297
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2011 and September 30, 2012; 1,213,142 shares issued and outstanding at December 31, 2011 and September 30, 2012. Aggregate preference in liquidation of $13,708,505 and $14,254,419 at December 31, 2011 and September 30, 2012, respectively	1	1
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2011 and September 30, 2012; 7,745,779 and 8,434,292 shares issued and outstanding at December 31, 2011 and September 30, 2012, respectively	8	8
Additional paid-in capital	276,498	278,655
Accumulated other comprehensive loss	57	51
Deficit accumulated during the development stage	(257,064)	(265,486)
Total stockholders’ equity	19,500	13,229
Total liabilities and stockholders’ equity	$25,998	$20,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
 (A Development Stage Company)
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (In $000s, except share and per share amounts)
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from August 13, 1996 (inception) to September 30,
	2011	2012	2011	2012	2012
Revenues:
Collaboration and research and development revenue	$—	$—	$—	$—	$3,100
Grant revenue	—	38	—	64	3,712
Total revenues	—	38	—	64	6,812
Operating expenses:
Research and development	2,066	1,532	7,005	4,596	190,395
General and administrative	1,814	2,028	5,136	5,917	86,748
Goodwill and intangible impairment	—	—	—	—	2,747
Restructuring costs	—	—	—	—	2,634
Total operating expenses	3,880	3,560	12,141	10,513	282,524
Operating loss	(3,880)	(3,522)	(12,141)	(10,449)	(275,712)
Other income (expense):
Costs associated with aborted 2004 IPO	—	—	—	—	(3,550)
Payment under guarantee	—	—	—	—	(1,652)
Change in valuation of Economic Rights	—	(63)	—	27	27
Change in valuation of other liabilities measured at fair value	440	1	643	51	6,378
Foreign exchange (losses)/gains	28	6	(59)	237	(4,060)
Interest income	9	5	33	17	13,742
Interest expense	—	—	—	—	(4,567)
Other income	—	1	—	77	77
Total other income (expense)	477	(50)	617	409	6,395
Loss from continuing operations before taxes	(3,403)	(3,572)	(11,524)	(10,040)	(269,317)
Income tax benefit	126	419	443	714	19,158
Net loss from continuing operations	(3,277)	(3,153)	(11,081)	(9,326)	(250,159)
Discontinued operations:
Income (loss) from discontinued operations, net of tax of $0 for all periods presented	(168)	1,263	(504)	904	(11,812)
Net loss	(3,445)	(1,890)	(11,585)	(8,422)	(261,971)
Dividends on preferred ordinary shares	—	—	—	—	(38,123)
Deemed dividend on convertible exchangeable preferred shares	—	—	—	—	(3,515)
Dividend on convertible exchangeable preferred shares	(182)	(182)	(546)	(546)	(4,203)
Net loss applicable to common shareholders	$(3,627)	$(2,072)	$(12,131)	$(8,968)	$(307,812)
Net loss per share, continuing operations — Basic and diluted	$(0.43)	$(0.37)	$(1.58)	$(1.13)
Net income (loss) per share, discontinued operations — Basic and diluted	$(0.02)	$0.15	$(0.07)	$0.11
Net loss per share — Basic and diluted	$(0.47)	$(0.25)	$(1.73)	$(1.09)
Weighted average common shares outstanding	7,673,096	8,429,269	6,997,391	8,227,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
 (A Development Stage Company)
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (In $000s, except share and per share amounts)
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from August 13, 1996 (inception) to September 30,
	2011	2012	2011	2012	2012
Comprehensive loss	(3,435)	(1,917)	(11,567)	(8,428)	(261,920)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
 (A Development Stage Company)
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In $000s)
 (Unaudited)

	Nine Months Ended September 30,		Period from August 13, 1996 (inception) to September 30,
	2011	2012	2012
Cash flows from operating activities:

Net loss	$(11,585)	$(8,422)	$(261,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest on notes payable, net of amortization of debt premium	—	—	100
Amortization of investment premiums, net	—	—	(2,297)
Change in valuation of Economic Rights	—	(27)	(27)
Change in valuation of other liabilities measured at fair value	(643)	(51)	(6,378)
Depreciation and amortization	250	45	12,600
Amortization of intangible assets	—	—	886
Fixed asset impairment	—	—	221
Unrealized foreign exchange loss	(29)	—	7,747
Deferred revenue	—	—	(98)
Compensation for warrants issued to non-employees	—	—	1,215
Shares issued for IP rights	—	—	446
(Gain) loss on disposal of property, plant and equipment	—	(62)	38
Goodwill and intangibles impairment	—	—	7,934
Stock based compensation	677	287	19,310
Provision for restructuring	—	—	1,779
Amortization of issuance costs of Preferred Ordinary “C” shares	—	—	2,517
Transaction costs on sale of Economic Rights	—	33	33
Gain on termination of distribution agreement		(1,192)	(1,192)
Changes in operating assets and liabilities:
Prepaid expenses, inventory and other current assets	450	25	(33)
Accounts payable, accrued liabilities and other current liabilities	162	(220)	(5,533)
Net cash used in operating activities	(10,718)	(9,584)	(222,703)
Investing activities:
Purchase of ALIGN	—	—	(3,763)
Purchase of property, plant and equipment	(6)	(12)	(8,849)
Proceeds from sale of property, plant and equipment	—	62	225
Purchase of short-term investments	—	—	(156,657)
Redemptions of short-term investments, net of maturities	—	—	162,729
Net cash provided by (used in) investing activities	(6)	50	(6,315)
Financing activities:
Payment of capital lease obligations	—	—	(3,719)
Proceeds from issuance of ordinary and preferred ordinary shares, net of issuance costs	—	—	121,678
Proceeds from issuance of common stock, warrants and economic rights, net of issuance costs	9,258	2,886	94,557
Net proceeds from stock options and warrants exercised	3	48	221
Payment of preferred stock dividend	(364)	—	(1,898)
Repayment of government loan	—	—	(455)

CYCLACEL PHARMACEUTICALS, INC.
 (A Development Stage Company)
 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (In $000s)
 (Unaudited)

	Nine Months Ended September 30,		Period from August 13, 1996 (inception) to September 30,
	2011	2012	2012
Government loan received	—	—	414
Loan received from Cyclacel Group Plc	—	—	9,103
Proceeds of committable loan notes issued from shareholders	—	—	8,883
Loans received from shareholders	—	—	1,645
Cash and cash equivalents assumed on stock purchase	—	—	17,915
Costs associated with stock purchase	—	—	(1,951)
Net cash (used in) provided by financing activities	8,897	2,934	246,393
Effect of exchange rate changes on cash and cash equivalents	7	(12)	462
Net increase (decrease) in cash and cash equivalents	(1,820)	(6,612)	17,837
Cash and cash equivalents at beginning of period	29,495	24,449	—
Cash and cash equivalents at end of period	$27,675	$17,837	$17,837

Supplemental disclosure of cash flows information:
Cash received during the period for:
Interest	20	10	11,756
Taxes	688	556	18,763
Cash paid during the period for:
Interest	—	—	(1,914)
Schedule of non-cash transactions:
Acquisitions of equipment purchased through capital leases	—	—	3,470
Issuance of common shares in connection with license agreements	—	—	592
Issuance of ordinary shares on conversion of bridging loan	—	—	1,638
Issuance of preferred ordinary “C” shares on conversion of secured convertible loan notes and accrued interest	—	—	8,893
Issuance of ordinary shares in lieu of cash bonus	—	—	164
Issuance of other long term payable on ALIGN acquisition	—	—	1,122

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

In addition, until September 30, 2012 the Company marketed directly in the United States Xclair® Cream for radiation dermatitis and Numoisyn® Liquid and Numoisyn® Lozenges for xerostomia pursuant to a distribution agreement with Sinclair Pharmaceuticals Limited (“Sinclair”). On August 10, 2012, the Company entered into an agreement with Sinclair to terminate these distribution agreements, effective September 30, 2012. See Recent Developments below and Note 3 — Discontinued Operations for further details.

As a development stage enterprise, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel. The Company currently anticipates that its cash and cash equivalents of approximately $17.8 million as of September 30, 2012 are sufficient to meet its anticipated short-term working capital needs and to fund its on-going sapacitabine clinical trials for at least the next twelve months. However, the Company cannot be certain that it will be able to raise sufficient funds to complete the development and commercialize any of its product candidates currently in clinical development, should they succeed.

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2012, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2012 and 2011, the condensed consolidated statement of cash flows for the nine months ended September 30, 2012 and 2011 and the condensed consolidated statement of operations, comprehensive loss and cash flows for the period from August 13, 1996 (inception) to September 30, 2012, and all related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2011 is derived from the audited consolidated financial statements included in the 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the condensed consolidated balance sheet as of September 30, 2012, and the results of operations, comprehensive loss for the three and nine months ended September 30, 2012 and 2011 and for the period from August 13, 1996 (inception) to September 30, 2012, and the consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 and for the period from August 13, 1996 (inception) to September 30, 2012, have been made. The interim results for the three months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other year. Certain prior period amounts have been reclassified to conform to current period presentation. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the SEC.

Recent Developments

Reverse Stock Split

On August 24, 2012, the Company effected a 1-for-7 reverse stock split of its shares of common stock in order to increase the per share trading price of the Company’s shares of common stock to satisfy the $1.00 minimum bid price requirement for continued listing on the NASDAQ Global Market. The Company received notification from NASDAQ that as of September 11, 2012, the Company evidenced a closing bid price of its common stock price in excess of the $1.00 minimum requirement for at least 10 consecutive trading days. Accordingly, the Company has regained compliance with Listing Rule 5450(a)(1). All share and per share information presented in this Form 10-Q gives effect to the reverse stock split.

Termination and Settlement Agreement

On August 10, 2012, the Company entered into an agreement with Sinclair to terminate, effective September 30, 2012, the distribution agreements relating to the promotion and sale of Xclair®, Numoisyn® Lozenges and Numoisyn® Liquid. The termination agreement includes a minimum royalty arrangement based on future net revenues, under which Sinclair will pay the Company a minimum of approximately $1.0 million in quarterly installments over the three years ending on September 30, 2015. The operating results associated with the promotion and sale of Xclair®, Numoisyn® Liquid and Numoisyn® Lozenges are classified within Income (loss) from discontinued operations, net of tax in the consolidated statements of operations for all periods presented, and the associated assets and liabilities are classified within current assets of discontinued operations, long-term assets of discontinued operations, and current liabilities of discontinued operations, as appropriate, in the condensed consolidated balance sheets for all applicable periods presented. See Note 3 — Discontinued Operations for further details.

Preferred Stock Dividend

On September 12, 2012, the Company’s Board of Directors decided not to declare a quarterly cash dividend on the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”) with respect to the third quarter of 2012 that would have otherwise been payable on November 1, 2012.

Subsequent Developments

Grant Award

In November 2012, the Company was awarded a grant of approximately $1.9 million from the UK Government’s Biomedical Catalyst to complete an Investigational New Drug (“IND”) directed preclinical development of CYC065, a novel orally available, second generation, CDK inhibitor.

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

Cash and Cash Equivalents

Cash equivalents are stated at cost, which is substantially the same as fair value. The Company considers all highly liquid investments with an original maturity of three months or less at the time of initial purchase to be cash equivalents. The objectives of the Company’s cash management policy are to safeguard and preserve funds, to maintain liquidity sufficient to meet Cyclacel’s cash flow requirements and to attain a market rate of return. Cash and cash equivalents includes cash, money market funds and commercial paper.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, Economic Rights, and other liabilities measured at fair value. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their respective fair values due to the nature of the accounts, notably their short maturities. Economic Rights and other liabilities measured at fair value employ applicable inputs as described in “Note 4 - Fair Value Measurements”.

Revenue Recognition

Collaboration, research and development, and grant revenue

Certain of the Company’s revenues are earned from collaborative agreements. The Company recognizes revenue when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Determination of whether these criteria have been met is based on management’s judgments regarding the nature of the research performed, the substance of the milestones met relative to those the Company must still perform, and the collectability of any related fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. The Company had no such collaboration revenues for the three and nine months ended September 30, 2011 and 2012.

Research and development revenues, which are earned under agreements with third parties for contract research and development activities, are recorded as the related services are performed. Milestone payments are non-refundable and recognized as revenue when earned, as evidenced by achievement of the specified milestones and the absence of ongoing performance obligations. Any amounts received in advance of performance are recorded as deferred revenue. None of the revenues previously recognized are refundable if the relevant research effort is not successful. The Company had no such research and development revenue for the three and nine months ended September 30, 2011 and 2012.

Grant revenues from government agencies and private research foundations are recognized as the related qualified research and development costs are incurred, up to the limit of the prior approval funding amounts. All grants earned and received are not refundable. The Company had deferred grant revenue of approximately $10,000, which is included in accrued liabilities and other current liabilities, as of September 30, 2012.  The Company had no such deferred revenue at December 31, 2011.

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

Fair Value Measurements

Inputs used to determine fair value of financial and non-financial assets and liabilities are categorized using a fair value hierarchy that prioritizes observable and unobservable inputs into three broad levels, from Level 1, for quoted prices (unadjusted) in active markets for identical assets or liabilities, to Level 3, for unobservable inputs (see Note 4 - Fair Value Measurements). Management reviews the categorization of fair value inputs on a periodic basis and may determine that it is necessary to transfer an input from one level of the fair value hierarchy to another based on changes in events or circumstances, such as a change in the observability of an input. Any such transfer will be recognized at the end of the reporting period.

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

The Company applies the guidance codified in ASC 740, “Income taxes” (“ASC 740”) related to accounting for uncertainty in income taxes. ASC 740 specifies the accounting for uncertainty in income taxes recognized in a company’s financial statements by prescribing a minimum probability threshold a tax position is required to meet before being recognized in the financial statements.

The Company records income tax benefits related to research and development tax credits, which will be claimed from H. M. Revenue & Customs, the United Kingdom’s taxation and customs authority, with respect to qualifying research and development costs incurred in the same accounting period.

Stock-based Compensation

The Company grants stock options, restricted stock units and restricted stock to officers, employees and directors under the Amended and Restated Equity Incentive Plan (“2006 Plan”), which was approved on March 16, 2006, as amended on May 21, 2007, and subsequently amended and restated on April 14, 2008.  The Company has granted various types of awards under the 2006 Plan, which is described more fully in Note 7 - Stock-Based Compensation Arrangements. The Company accounts for these awards under ASC 718, “Compensation — Stock Compensation” (“ASC 718”).

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

Net Loss per Common Share

The Company calculates net loss per common share in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. All share and per share information presented gives effect to the reverse stock split, which occurred on August 24, 2012. The Company’s potentially dilutive shares, which include outstanding common stock options, restricted stock, restricted stock units, convertible preferred stock, and common stock warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

	September 30, 2011	September 30, 2012
Stock options	447,025	480,415
Unvested restricted stock and restricted stock units	9,671	40,121
Convertible preferred stock	73,747	73,747
Contingently issuable common stock and common stock warrants associated with Economic Rights	—	435,187
Common stock warrants	834,800	1,973,431
Total shares excluded from calculation	1,365,243	3,002,901

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

3.   DISCONTINUED OPERATIONS

On August 10, 2012, the Company entered into an agreement with Sinclair to terminate, effective September 30, 2012, the distribution agreements relating to the promotion and sale of Xclair®, Numoisyn® Lozenges and Numoisyn® Liquid.

Product revenue, cost of goods sold and selling, general and administrative costs related to the promotion and sales of the of Xclair®, Numoisyn® Liquid and Numoisyn® Lozenges have been reclassified from operating results from continuing operations to income (loss) from discontinued operations in the consolidated statement of operations for all periods presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from August 13, 1996 (inception) to September 30,
	2011	2012	2011	2012	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Product revenue	$164	$302	$524	$583	$3,604
Cost of goods sold	(95)	(110)	(273)	(293)	(2,045)
Selling, general and administrative	(237)	(121)	(755)	(578)	(9,266)
Goodwill and intangible impairment	—	—	—	—	(5,187)
Interest expense	—	—	—	—	(110)
Gain on termination of distribution agreements	—	1,192	—	1,192	1,192
Income (loss) from discontinued operations, net of tax of $0 for all periods presented	(168)	1,263	(504)	904	(11,812)

The approximately $0.9 million present value of the estimated $1.0 million of minimum royalty payments the Company will receive over the next three years ending September 30, 2015 arising from the termination and settlement agreement and the recognition of approximately $0.3 million associated with a $0.3 million product returns provision liability for which an offsetting asset has been recorded based on our rights under the termination and settlement agreement result in a $1.2 million gain on termination of the distribution agreements for the three and nine months ended September 30, 2012.

The assets and liabilities associated with product promotion and sale have been classified within assets and liabilities of discontinued operations in the accompanying consolidated balance sheets:

	December 31, 2011	September 30, 2012
	(Unaudited)	(Unaudited)
Current assets of discontinued operations:
Inventory	$182	$—
Short term portion of minimum royalty arrangement receivable, net	—	423
Returns indemnification receivable	—	336
Accounts receivable	131	122
Total current assets of discontinued operations	313	881
Long-term assets of discontinued operations:
Long-term portion of minimum royalty arrangement receivable, net	—	433

	December 31, 2011	September 30, 2012
	(Unaudited)	(Unaudited)
Total assets of discontinued operations	313	1,314

Current liabilities of discontinued operations:
Accounts payable	$46	$—
Returns provision	202	336
Accrued liabilities and other current liabilities	279	102
Total current liabilities of discontinued operations	$527	$438

4.   FAIR VALUE MEASUREMENTS

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

The fair value of the Company’s financial assets and liabilities that are measured on a recurring basis were determined using the following inputs as of September 30, 2012:

	Level 1	Level 2	Level 3	Total
	$000	$000	$000	$000
ASSETS
Cash equivalents	—	14,592	—
Total assets	—	14,592	—
LIABILITIES
Economic rights	—	—	1,070	1,070
Other liabilities measured at fair value:
Warrants liability	—	—	—	—
Scottish Enterprise agreement	—	—	20	20
Other liabilities measured at fair value	—	—	20	20
Total liabilities	—	—	1,090	1,090

The following table reconciles the beginning and ending balances of Level 3 inputs for the nine months ended September 30, 2012:

Level 3
$000
Balance as of December 31, 2011	71
Sale of Economic Rights	1,097
Change in valuation of Economic Rights	(27)
Change in valuation of warrants liability	(51)
Balance as of September 30, 2012	1,090

Economic Rights

On March 22, 2012, the Company entered into a financing agreement with certain existing institutional stockholders.  Under the terms of the agreement, investors received contractual rights to receive cash equal to 10% of any future litigation settlement related to the specified intellectual property, subject to a cap.  In certain defined situations, the Company may have to issue either additional common shares or warrants (Collectively, the “Economic Rights”).

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

The Company has concluded the fair value of this liability was approximately $1.1 million as of September 30, 2012, respectively.  The fair value of the Economic Rights increased approximately $63,000 million and decreased $27,000 for the three months and nine months ended September 30, 2012, respectively. Decreases and increases in the valuation of Economic Rights are recognized in the consolidated statement of operations as gains and losses, respectively.

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

The Company used the following assumptions to calculate the value of the Economic Rights:

	March 22,	September 30,
	2012	2012
Probability of unsuccessful/successful outcomes	25% - 75%	25% - 75%
Amount of award or settlement (1)	$10.0 million - $20.0 million	$10.0 million - $20.0 million
Discount rate	16%	16%
Timing of cash flows	0.75 – 2.27 years	0.25 – 1.77 years
Royalty rate	6%	6%
Litigation expenses	$1.0 million – $3.0 million	$1.0 million – $3.0 million

(1) Assumptions take into consideration the cap on the amount that the Company would have to pay investors in the event of an award or settlement.

Other Liabilities Measured at Fair Value

Warrants Liability

The Company issued warrants to purchase shares of common stock under the registered direct financing completed in February 2007.  These warrants are being accounted for as a liability in accordance with ASC 815.  At the date of the transaction, the fair value of the warrants of $6.8 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 4.68%, expected volatility — 85%, expected dividend yield — 0%, and a remaining contractual life of 7 years. As of September 30, 2012, the fair value of the warrants is nil based on the high exercise price of the warrants relative to the Company’s stock price at September 30, 2012 and the term of 1.38 years. The fair value of the warrant is remeasured each reporting period, with a gain or loss recognized in the consolidated statement of operations. Such gains or losses will continue to be reported until the warrants are exercised or expired. The Company used the Black-Scholes option-pricing model to value the warrants.

The Company recognized the change in the value of warrants as a gain on the consolidated statement of operations of $0.4 million and approximately $1,000 for the three months ended September 30, 2011 and 2012, respectively. The Company recognized a gain of $0.6 million and approximately $51,000 for the nine months ended September 30, 2011 and 2012, respectively.

Scottish Enterprise Agreement

On June 22, 2009, the Company amended the Agreement with Scottish Enterprise (“SE”) (the “Amendment”), in order to allow the Company to implement a reduction of the Company’s research operations located in Scotland in exchange for the parties’ agreement to modify the payment terms of the Agreement in the principal amount of £5 million (approximately $8.0 million at December 31, 2009), which SE had previously entered into with the Company. The Agreement provided for repayment of up to £5 million in the event the Company significantly reduced its Scottish research operations. Pursuant to the terms of the Amendment, in association with Cyclacel’s material reduction in staff at its Scottish research facility, the parties agreed to a modified payment of £1 million (approximately $1.7 million at June 22, 2009) payable in two equal tranches. On July 1, 2009, the first installment of £0.5 million (approximately $0.8 million) was paid and the remaining amount of £0.5 million (approximately $0.8 million) was paid on January 6, 2010.  In addition, should a further reduction below current minimum staff levels be effectuated before July 2014 without SE’s prior consent, the Company may be obligated to pay up to £4 million to SE, which will be calculated as a maximum of £4 million (approximately $6.2 million at December 31, 2011 and $6.5 million at September 30, 2012) less the market value of the shares held by SE at the time staffing levels in Scotland fall below the prescribed minimum levels. If the Company were to have reduced staffing levels below the prescribed levels, the amount potentially payable to SE would have been approximately

£3.8 million (approximately $5.9 million) and approximately £3.8 million (approximately $6.2 million) at December 31, 2011 and September 30, 2012, respectively.

This arrangement is accounted for as a liability under ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and is measured at fair value. Changes in fair value are recognized in earnings.  Due to the nature of the associated contingency and the likelihood of occurrence, the Company has concluded the fair value of this liability was approximately $20,000 at December 31, 2011 and September 30, 2012, respectively. The most significant inputs in estimating the fair value of this liability are the probabilities that staffing levels fall below the prescribed minimum and that the Company is unable or unwilling to replace such employees within the prescribed time period. At both December 31, 2011 and September 30, 2012, the Company used a scenario analysis model to arrive at the fair value of the Scottish Enterprise Agreement and assumed a 30% probability of falling below a minimum staffing level and a 1% probability that the occurrence of such an event would not be cured within the prescribed time period. At each reporting period, the inputs used to determine the fair value of the liability will be evaluated to determine whether adjustments are appropriate. Changes in the value of this liability are recorded in the consolidated statement of operations.

5.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2011	September 30, 2012
	($000s)
Research and development tax credit receivable	541	732
Prepayments	317	318
Other current assets	211	185
Total prepaid expenses and other current assets	1,069	1,235

6.   ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following:

	December 31, 2011	September 30, 2012
	($000s)
Accrued research and development.	3,621	3,335
Other current liabilities	562	792
	4,183	4,127

During the nine months ended September 30, 2012, the Company recorded out of period reversals of pre-clinical expense accruals of $0.4 million as a decrease to accrued liabilities and other current liabilities on the consolidated balance sheets and as a decrease to research and development expenses on the consolidated statements of operations.

7.   STOCK BASED COMPENSATION

All share and per share information presented gives effect to the reverse stock split, which occurred on August 24, 2012.

Stock based compensation has been in the consolidated statement of operations for the three and six months ended September 30, 2011 and 2012 as shown in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2012	2011	2012
	($000s)
Research and development	39	16	130	49
General and administrative	171	59	515	202
Income (loss) from discontinued operations, net of tax	11	1	32	36
Stock-based compensation costs before income taxes	221	76	677	287

At the Company’s annual shareholder meeting on May 23, 2012, the stockholders approved and amended the number of shares reserved under the 2006 Plan to 10,000,000 shares of the Company’s common stock, up from 5,200,000 shares. Stock option awards granted under the 2006 Plan have a maximum life of 10 years and generally vest over a four-year period from the date of grant.

A summary of activity for the options under the Company’s 2006 Plan for the nine months ended September 30, 2012 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				($000s)
Options outstanding at December 31, 2011	502,253	$26.11	6.44	140
Granted	33,571	$3.29
Exercised	(15,438)	$3.06
Expired	—	—
Cancelled / forfeited	(39,970)	$20.03
Options outstanding at September 30, 2012	480,415	$25.76	5.84	212
Unvested at September 30, 2012	77,607	$9.00	8.67	36
Vested and exercisable at September 30, 2012	402,808	$28.99	5.30	176

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

The Company estimates the grant date fair value of stock option awards using the Black-Scholes option-pricing model with the following assumptions for stock option grants to employees and directors for the nine months ended September 30, 2011 and 2012:

	For the nine months ended September 30,
	2011	2012
Expected term	5 – 6 yrs.	6 yrs.
Risk free interest rate	1.47 – 2.29%	0.95%
Expected volatility	93 – 99%	98%
Expected dividend yield over expected term	—	—
Resulting weighted average grant fair value	$8.05	$2.52

There were 28,500 and 33,571 options granted during the nine months ended September 30, 2011 and 2012, respectively. For grants made during the nine months ended September 30, 2011 and 2012, the expected term assumption was estimated using past history of early exercise behavior and estimated expectations of future exercise behavior. Starting with the December 2010 annual grants to the Company’s employees, the Company began to rely exclusively on its historical volatility as an input to the option pricing model as the Company’s management believes that this rate will be representative of future volatility over the expected term of the options. Prior to December 2010, because the Company had been publicly traded for a limited period, the expected volatility assumption was based on the historical volatility of peer companies over the expected term of the option awards.

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

During the nine months ended September 30, 2011, 948 stock options were exercised resulting in approximately $3,000 of cash proceeds to the Company.  During the nine months ended September 30, 2012, there were 15,438 stock options exercised totaling approximately $48,000 in proceeds. As the Company presently has tax loss carry forwards from prior periods and expects to incur tax losses during the year ended December 31, 2012, the Company is not able to benefit from the deduction for exercised stock options in the current reporting period.

Restricted Stock

In November 2008, the Company issued 7,143 shares of restricted common stock to an employee subject to certain forfeiture provisions. Specifically, one quarter of the award vests one year from the date of grant and 1/48 of the award effectively vests each month thereafter.  This restricted stock grant was accounted for at fair value at the date of grant and an expense is recognized during the vesting term. Summarized information for the restricted stock grant for the nine months ended September 30, 2012 is as follows:

	Restricted Stock	Weighted Average Grant Date Value Per Share
Non-vested at December 31, 2011	1,632	$3.08
Vested	(1,341)	$3.08
Non-vested at September 30, 2012	291	$3.08

Restricted Stock Units

In November 2008 and December 2011, respectively, the Company issued 13,100 and 34,000 restricted stock units to senior executives.  Each unit entitles the holder to receive a share of the Company’s common stock.

During the first quarter of 2012, the Company issued approximately 12,281 restricted stock units to employees as part of its annual grant.

The 2008 grants vest over four years and the 2011 and 2012 grants vest over three years.  A restricted stock unit grant is accounted for at fair value at the date of grant which is equivalent to the market price of a share of the Company’s common stock, and an expense is recognized over the vesting term. Summarized information for restricted stock grants for the nine months ended September 30, 2012 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Value Per Share
Non-vested at December 31, 2011	36,463	$5.60
Granted	12,281	$3.85
Forfeited	(6,904)	$4.99
Vested	(2,010)	$3.08
Non-vested at September 30, 2012	39,830	$5.32

8.   COMMITMENTS AND CONTINGENCIES

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

Legal proceedings

On April 27, 2010, the Company was served with a complaint filed by Celgene Corporation in the United States District Court for the District of Delaware seeking a declaratory judgment that four of the Company’s own patents (claiming the use of romidepsin injection in T-cell lymphomas) are invalid and not infringed by Celgene’s products, but directly involve the use and administration of Celgene’s ISTODAX® (romidepsin for injection) product. On June 17, 2010, the Company filed its answer and counterclaims to the declaratory judgment complaint. The Company has filed counterclaims charging Celgene with infringement of each of its four patents for Celgene’s sale of ISTODAX® to CTCL, and, more recently, peripheral T-cell lymphoma (PTCL) and seeking damages for Celgene’s infringement as well as injunctive relief.A Scheduling Order was entered February 2, 2012, at which time the court set significant dates, the remaining of which are the following: March 14, 2013 (claim construction hearing); August 14, 2013 (summary judgment briefing); and June 2, 2014 (7 day jury trial start date). Discovery is currently ongoing.

9.   STOCKHOLDERS’ EQUITY

All share and per share information presented gives effect to the reverse stock split, which occurred on August 24, 2012.

Preferred stock

As of September 30, 2012, there were 1,213,142 shares of Preferred Stock issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board of Directors and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10 per share, plus accrued and unpaid dividends.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s shares of common stock at a conversion rate of approximately 0.06079 shares of common stock for each share of Preferred Stock based on a price of $164.50. The Company has reserved 73,747 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at September 30, 2012.

During 2010, 833,671 shares of Preferred Stock were converted into 236,514 shares of the Company’s common stock. Since inception through September 30, 2012, holders have voluntarily converted 1,776,858 shares of Preferred Stock into common stock. The converted shares of Preferred Stock have been retired and canceled and shall upon cancellation be restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors as shares of Preferred Stock of one or more series.

The Company may automatically convert the Preferred Stock into common stock if the closing price of the Company’s common stock has exceeded $246.75, which is 150% of the conversion price of the

Preferred Stock, for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion.

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

On March 6, 2012, June 22, 2012, and September 12, 2012, the Company’s Board of Directors decided not to declare a quarterly cash dividend on the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”) with respect to the first, second, and third quarters of 2012, respectively, that would have otherwise been payable on May 1, 2012, August 1, 2012 and November 1, 2012, respectively.

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

Under the terms of the purchase agreement, the investors purchased 669,726 shares of the Company’s common stock at a price of $4.53, which is equal to the 10-day average closing price of the Company’s common stock for the period ending on March 21, 2012. In addition to the common stock, investors received contractual rights to receive cash equal to 10% of any future litigation settlement related to the specified intellectual property, subject to a cap.  In certain defined situations, the Company may have to issue either additional shares or warrants. The shares issued at closing are subject to a lock-up period of one year from the date of issuance. See Note 4 - Fair Value Measurements for further details.

Common Stock Warrants

The following table summarizes information about warrants outstanding at September 30, 2012:

Issued in Connection With	Expiration Date	Common Shares Issuable	Weighted Average Exercise Price
April 2006 stock issuance	2013	367,347	$49.00
February 2007 stock issuance	2014	151,773	$59.08
December 2007 CEFF	2013	14,286	$9.80
July 2009 Series II stock issuance	2014	98,894	$7.00
January 2010 stock issuance	2015	101,786	$22.82
January 2010 stock issuance	2015	100,714	$19.95
October 2010 stock issuance	2015	594,514	$13.44
July 2011 stock issuance	2015	544,118	$9.52
Total		1,973,432	$22.96

There were no exercises of warrants during the three and nine months ended September 30, 2011 and 2012.

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

Our core area of expertise is in cell cycle biology and we focus primarily on the development of orally-available anticancer agents that target the cell cycle with the aim of slowing the progression or shrinking the size of tumors, and enhancing the quality of life and improving survival rates of cancer patients. We have generated several families of anticancer drugs that act on the cell cycle including nucleoside analogues, cyclin dependent kinase, or CDK, inhibitors and Aurora kinase/Vascular Endothelial Growth Factor Receptor 2 or AK/VEGFR 2 inhibitors and Plk inhibitors. Although a number of pharmaceutical and biotechnology companies are currently attempting to develop nucleoside analogues, CDK inhibitor and AK inhibitor drugs, we believe that our drug candidates are differentiated in that they are orally-available and interact with unique target profiles and mechanisms.  For example we believe that our sapacitabine is the only orally-available nucleoside analogue presently being tested in a Phase 3 trial in AML and in Phase 2 for acute myeloid leukemia (“AML”), myelodysplastic syndromes (“MDS”) and non-small cell lung cancer (“NSCLC”) and seliciclib is the most advanced orally-available CDK inhibitor currently in Phase 2 trials. Our resources are primarily directed towards advancing our lead drug candidate sapacitabine through in-house development activities although we are also progressing our earlier stage novel drug series through working with external collaborators but with limited investment by us.

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

Sapacitabine is being evaluated in the SEAMLESS Phase 3 trial being conducted under a Special Protocol Assessment agreement with the US Food and Drug Administration (“FDA”) for the front-line treatment of AML in the elderly and in Phase 2 studies for MDS, lung cancer and chronic lymphocytic leukaemia.  Additionally, sapacitabine has been shown to have increased activity in cancer cells with BRCA- or Homologous Recombinant repair-deficient backgrounds, including ovarian cancer cell lines. In June, we reported new data at the American Society of Clinical Oncology Annual Meeting from an on-going multicenter Phase 2 randomized trial of oral sapacitabine capsules, in older patients with MDS after treatment failure of front-line hypomethylating agents, such as azacitidine (Vidaza®) and/or decitabine (Dacogen®). Median overall survival to date for all patients is 252 days or approximately 8.4 months. We will initiate regulatory discussions regarding an appropriate registration plan in this setting after a dosing schedule is selected.

We have ongoing clinical programs in development awaiting further data. Once data becomes available and is reviewed, we will determine the feasibility of pursuing further development and/or partnering these assets, including sapacitabine in combination with seliciclib and seliciclib in NSCLC and nasopharyngeal cancer, or NPC. In addition, we marketed directly in the United States Xclair® Cream for radiation dermatitis and Numoisyn® Liquid and Numoisyn® Lozenges for xerostomia. However, the distribution agreements for the promotion and sale of these products terminated effective September 30, 2012.

From our inception in 1996 through September 30, 2012, we have devoted substantially all our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of September 30, 2012, our accumulated deficit during the development stage was $265.5 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and pre-clinical drug candidates. Our operating expenses are comprised of research and development expenses and general and administrative expenses.

To date, we have not generated significant product revenue but have financed our operations and internal growth through private placements, registered direct financings, licensing revenue, collaborations, interest on investments, government grants and research and development tax credits. We have recognized revenues from continuing operations from inception through September 30, 2012, totaling $6.8 million, which consists of $3.1 million of fees under collaborative agreements and $3.7 million of grant revenue from various United Kingdom and European government grant awards. We have also recognized $19.2 million in research and development tax credits from inception through September 30, 2012, which are reported as income tax benefits on the consolidated statements of operations, from the United Kingdom’s tax authority, H.M. Revenue & Customs since inception. In addition, we have recognized revenue from discontinued operations from inception through September 30, 2012 of approximately $3.6 million from sales of commercial products.

Recent Developments

Reverse Stock Split

On August 24, 2012, we effected a 1-for-7 reverse stock split of shares of common stock in order to increase the per share trading price of our shares of common stock to satisfy the $1.00 minimum bid requirement for continued listing on the NASDAQ Global Market. We received notification from NASDAQ that as of September 11, 2012, we evidenced a closing bid of our common stock price in excess of the $1.00 minimum requirement for at least 10 consecutive trading days. Accordingly, we have regained compliance with Listing Rule 5450(a)(1). All share and per share information presented gives effect to the reverse stock split, which occurred on August 24, 2012.

Termination and Settlement Agreement

On August 10, 2012, we entered into an agreement with Sinclair Pharmaceuticals Limited (“Sinclair”) to terminate, effective September 30, 2012, the distribution agreements relating to the promotion and sale of Xclair®, Numoisyn® Lozenges and Numoisyn® Liquid. The agreement includes a minimum royalty arrangement based on future net revenues, under which Sinclair will pay us a minimum of approximately $1.0 million in quarterly installments over the next three years ending on September 30, 2015. The operating results associated with the promotion and sale of Xclair®, Numoisyn® Liquid and Numoisyn® Lozenges are classified within Income (loss) from discontinued operations, net of tax in the consolidated statements of operations for all periods presented, and the associated assets and liabilities are classified within current and long-term assets of discontinued operations and current liabilities of discontinued operations, as appropriate, in the consolidated balance sheets for all applicable periods presented.

Preferred Stock Dividend

On September 12, 2012, our Board of Directors decided not to declare a quarterly cash dividend on our 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”) with respect to the third quarter of 2012 that would have otherwise been payable on November 1, 2012.

Subsequent Developments

Grant Award

In November 2012, we were awarded a grant of approximately $1.9 million from the UK Government’s Biomedical Catalyst to complete an Investigational New Drug (“IND”) directed preclinical development of CYC065, a novel orally available, second generation, CDK inhibitor.

Results of Operations

Three Months Ended September 30, 2011 and 2012

Results of Continuing Operations

Revenues

The following table summarizes the components of our revenues for the three months ended September 30, 2011 and 2012:

	Three months ended September 30,
	2011	2012	Difference	Difference
	($000s)%
Grant revenue	—	38	38	—
Total revenue	—	38	38	—

We recognized approximately $38,000 in grant revenue for the three months ended September 30, 2012 in connection with an award from the European Union to study ovarian cancer therapies. We had no grant revenue for the three months ended September 30, 2011.

We may also recognize, from time to time, revenue from collaboration and research and development. We had no collaboration and research and development revenue for each of the three months periods ended September 30, 2011 and 2012.

The future

We expect to recognize approximately $0.1 million in grant revenue over the next twelve to eighteen months from the European Union and approximately $1.9 million in grant revenue over the next two years from the UK Government’s Biomedical Catalyst.

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

The following table provides information with respect to our research and development expenditure for the three months ended September 30, 2011 and 2012:

	Three months ended September 30,
	2011	2012	Difference	Difference
	($000s)%
Sapacitabine	1,848	1,424	(424)	(23)
Other research and development costs	218	108	(110)	(50)
Total research and development expenses	2,066	1,532	(534)	(26)

Total research and development expenses represented 53% and 43% of our operating expenses for the three months ended September 30, 2011 and 2012, respectively.

Research and development expenditures decreased by $0.5 million from $2.1 million for the three month period ended September 30, 2011 to $1.5 million for the three month period ended September 30, 2012. The decrease was primarily due to a $0.2 million decrease in clinical supply costs, $0.1 million decrease in clinical trial costs and $0.1 million decrease in employment costs.

The future

We expect to continue to concentrate our resources on the development of sapacitabine. We anticipate that overall research and development expenditures, excluding contractual milestone payments for the year ended December 31, 2012 to be similar compared to the year ended December 31, 2011 as we increase enrollment on the randomized portion of the SEAMLESS pivotal Phase 3 trial.

General and administrative expenses

General and administrative expenses include costs for sales and marketing and administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three months ended September 30, 2011 and 2012:

	Three months ended September 30,
	2011	2012	Difference	Difference
	($000s)%
Total general and administrative expenses	1,814	2,028	214	12

Total general and administration expenses represented 47% and 57% of our operating expenses for the three months ended September 30, 2011 and 2012, respectively.

Our general and administrative expenditure increased by approximately $0.2 million to $2.0 million for the three months ended September 30, 2012, from $1.8 million for the three months ended September 30, 2011. The increase in expenses was primarily attributable to a net increase in professional and consultancy costs of $0.6 million, offset by a $0.1 million reduction in stock compensation charges, $0.1 million reduction in employment costs, and $0.2 million in other general and administrative costs.

The future

We expect our general and administrative expenditures for the year ended December 31, 2012 to be higher than our expenditures for the year ended December 31, 2011 as a result of an expected increase in professional and consultancy costs.

Other income (expense)

The following table summarizes other income (expense) for the three months ended September 30, 2011 and 2012:

	Three months ended September 30,
	2011	2012	Difference	Difference
	($000s)%
Change in valuation of Economic Rights	—	(63)	(63)	—
Change in valuation of other liabilities measured at fair value	440	1	(439)	(100)
Foreign exchange gains (losses)	28	6	(22)	(79)
Interest income	9	5	(4)	(44)
Other income	—	1	1	—
Total other income (expense)	477	(50)	(527)	(110)

Total other income and expense, net, decreased by $0.5 million, from income of approximately $0.5 million for the three months ended September 30, 2011, to expense of $0.1 million for the three months ended September 30, 2012.  The decrease was primarily due to the change of valuation of other liabilities measured at fair value of $0.4 million and change in valuation of Economic Rights of $0.1 million.

The change in valuation of Economic Rights relates to the change in the fair value of contractual rights issued as part of a financing agreement entered into in March 2012. These collective rights are classified as liabilities and are marked to market each reporting period. For the three months ended September 30, 2012, we recognized expense of approximately $0.1 million due to the change in the value of Economic Rights.

The change in valuation of other liabilities measured at fair value relates to the issue of warrants to purchase shares of our common stock under the registered direct financing completed in February 2007 and our liability under an agreement with the Scottish Enterprise, (“SE”) that would potentially require us to make a payment to SE should staffing levels in Scotland fall below prescribed minimum levels. The warrants and agreement are classified as liabilities. The value of the warrants is being marked to market each reporting period as a gain or loss. Such gains or losses will continue to be reported for the warrants until they are exercised or expired. Gains or losses on the SE Agreement will be reported until the agreement expires in July 2014. For the three months ended September 30, 2011 and 2012, the change in the valuation of other liabilities measured at fair value was a decrease of $0.4 million and approximately $1,000, respectively.

Foreign exchange gains (losses) decreased by $22,000 to a gain of $6,000 for the three months ended September 30, 2012, compared to a gain of approximately $28,000 for the three months ended September 30, 2011. Foreign exchange gains (losses) are reported in the consolidated statement of operations as a separate line item within other income (expense).

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

The following table summarizes research and development tax credits for the three months ended September 30, 2011 and 2012:

	Three months ended September 30,
	2011	2012	Difference	Difference
	($000s)%
Total income tax benefit	126	419	293	233

Research and development tax credits recoverable increased $0.3 million to $0.4 million for the three months ended September 30, 2012 from $0.1 million for the three months ended September 30, 2011. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year. In 2011 the tax credit was also restricted to the payroll taxes paid by us to HMRC in that year.  However, in July 2012, legislation was passed to eliminate this restriction for the year ended December 31, 2012. As a result, an adjustment of approximately $0.3 million was recorded for the three months ended September 30, 2012.

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

Results of Discontinued Operations

Income (loss) from discontinued operations, net of tax

	Three months ended September 30,
	2011	2012	Difference	Difference
	($000s)%
Discontinued operations	(168)	71	239	(142)
Gain on termination of distribution agreements	—	1,192	1,192	—
Income (loss) from discontinued operations, net of tax of $0 for all periods presented	(168)	1,263	1,431	852

We entered into a termination and settlement agreement to terminate, effective September 30, 2012, our license to distribute the ALIGN products, after which we will no longer generate product revenue. Income (loss) from discontinued operations, net of tax increased $1.4 million from a loss of $0.2 million for the three months ended September 30, 2011, to a gain of $1.3 million for the three months ended September 30, 2012. The increase is the result of a $1.2 million gain on termination of the distribution agreements, which represents the $0.9 million present value of the $1.0 million we will receive over the next three years as part of a minimum royalty arrangement included in our termination agreement with Sinclair and the recognition of $0.3 million associated with a $0.3 million product returns provision liability for which an offsetting asset has been recorded based on our rights under the termination and settlement agreement.

The future

We have ceased operations associated with the ALIGN products effective September 30, 2012 and do not expect significant activity beyond the year ended December 31, 2012. We may earn additional income from discontinued operations over the next three years if certain sales targets are met by a successor distributor according to the termination agreement with Sinclair.

Nine Months Ended September 30, 2011 and 2012

Results of Continuing Operations

Revenues

The following table summarizes the components of our revenues for the nine months ended September 30, 2011 and 2012:

	Nine months ended September 30,
	2011	2012	Difference	Difference
	($000s)%
Grant revenue	—	64	64	—
Total revenue	—	64	64	—

We recognized approximately $64,000 in grant revenue for the nine months ended September 30, 2012 in connection with an award from the European Union to study ovarian cancer therapies. We had no grant revenue for the nine months ended September 30, 2011.

We may also recognize, from time to time, revenue from collaboration and research and development and from grant awards. We had no collaboration and research and development revenue or grant revenue for each of the nine months periods ended September 30, 2011 and 2012.

The future

We expect to recognize approximately $0.1 million in grant revenue over the next twelve to eighteen from the European and approximately $1.9 million in grant revenue over the next two years from the UK Government’s Biomedical Catalyst.

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

The following table provides information with respect to our research and development expenditure for the nine months ended September 30, 2011 and 2012:

	Nine months ended September 30,
	2011	2012	Difference	Difference
	($000s)%
Sapacitabine	6,579	4,488	(2,091)	(32)
Other research and development costs	426	108	(318)	(75)
Total research and development expenses	7,005	4,596	(2,409)	(34)

Total research and development expenses represented 58% and 44% of our operating expenses for the nine months ended September 30, 2011 and 2012, respectively.

Research and development expenditures decreased by $2.4 million to $4.6 million for the nine month period ended September 30, 2012 from $7.0 million for the nine month period ended September 30, 2011. The decrease was primarily due to $1.6 million of contractual expenses recognized during the nine months ended September 30, 2011, resulting from an achievement of a milestone triggered by the opening of enrollment in the lead-in portion our SEAMLESS trial, pursuant to the Daiichi-Sankyo license under which we license certain patent rights for sapacitabine, a $0.4 million decrease in outsourced research costs as a result of an out of period reversal of accrued pre-clinical costs, a $0.4 million decrease in sapacitabine clinical supply costs, a $0.1 million decrease in stock compensation charges, and a $0.2 million decrease in employment costs and partially offset by a $0.4 million increase in clinical trial costs.

The future

We expect to continue to concentrate our resources on the development of sapacitabine. We anticipate that overall research and development expenditures, excluding contractual milestone payments, for the year ended December 31, 2012 to be similar compared to the year ended December 31, 2011, as we continue enrollment on the randomized portion of the SEAMLESS pivotal Phase 3 trial.

General and administrative expenses

General and administrative expenses include costs for sales and marketing and administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the nine months ended September 30, 2011 and 2012:

	Nine months ended September 30,
	2011	2012	Difference	Difference
	($000s)%
Total general and administrative expenses	5,136	5,917	781	15%

Total general and administration expenses represented 42% and 56% of our operating expenses for the nine months ended September 30, 2011 and 2012, respectively.

Our general and administrative expenditure increased by approximately $0.8 million to $5.9 million for the nine months ended September 30, 2012, from $5.1 million for the nine months ended September 30, 2011. The increase in expenses was primarily attributable to a net increase in professional and consultancy costs of $1.1 million and offset by a decrease in stock compensation costs of $0.3 million.

The future

We expect our general and administrative expenditures for the year ended December 31, 2012 to be higher than our expenditures for the year ended December 31, 2011 as a result of an expected increase in professional and consultancy costs.

Other income (expense)

The following table summarizes other income (expense) for the nine months ended September 30, 2011 and 2012:

	Nine months ended September 30,
	2011	2012	Difference	Difference
	($000s)%
Change in valuation of Economic Rights	—	27	27	—
Change in valuation of other liabilities measured at fair value	643	51	(592)	(92)
Foreign exchange gains (losses)	(59)	237	296	502
Interest income	33	17	(16)	(48)
Other income	—	77	77	—
Total other income (expense)	617	409	(208)	(34)

Total other income and expense, net, decreased by approximately $0.2 million, from income of approximately $0.6 million for the nine months ended September 30, 2011, to income of $0.4 million for the nine months ended September 30, 2012. The increase was primarily because of the $0.6 million decrease in change in valuation of other liabilities measured at fair value, partially offset by a $0.3 million increase in foreign exchange gains (losses), mostly due to the increase in exchange rate of the British Pound Sterling relative to the U.S. Dollar., and an approximately $62,000 gain on sale of equipment.

The change in valuation of Economic Rights related to the sale of Economic Rights in connection with the purchase agreement completed in March 2012. These collective rights are classified as liabilities and are marked to market each reporting period. For the nine months ended September 30, 2012, we recognized a gain of approximately $27,000 due to the change in the value of Economic Rights from the transaction date of March 22, 2012 to September 30, 2012.

The change in valuation of other liabilities measured at fair value relates to the issue of warrants to purchase shares of our common stock under the registered direct financing completed in February 2007 and our liability under an agreement with the Scottish Enterprise, or SE, that would potentially require us to make a payment to SE should staffing levels in Scotland fall below prescribed minimum levels. The warrants and agreement are classified as liabilities. The value of the warrants is being marked to market each reporting period as a gain or loss. Such gains or losses will continue to be reported for the warrants until they are exercised or expired. Gains or losses on the SE Agreement will be reported until the agreement expires in July 2014. For the nine months ended September 30, 2011 and 2012, the change in the valuation of other liabilities measured at fair value was a gain of $0.6 million and a gain of approximately $51,000, respectively.

Foreign exchange gains (losses) increased by $0.3 million to a gain of $0.2 million for the nine months ended September 30, 2012 compared to a loss of approximately $0.1 million for the nine months ended September 30, 2011. Foreign exchange gains (losses) are reported in the consolidated statement of operations as a separate line item within other income (expense).

We recognized $62,000 in other income from the sale of laboratory equipment during the nine months ended September 30, 2012. We did not recognize any such income during the nine months ended September 30, 2011.

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

The following table summarizes research and development tax credits for the nine months ended September 30, 2011 and 2012:

	Nine months ended September 30,
	2011	2012	Difference	Difference
	($000s)%
Total income tax benefit	443	714	271	61

Research and development tax credits recoverable increased by approximately $0.3 million to $0.7 million for the nine months ended September 30, 2012 relative to the nine-month period ended September 30, 2011. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.  In 2011 it was also restricted to the payroll taxes paid by us to HMRC in that year.  However, in July 2012, legislation was passed to eliminate this restriction for the year ended December 31, 2012. As a result, an adjustment of approximately $0.3 million was recorded for the nine months ended September 30, 2012.

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

Results of Discontinued Operations

Income (loss) from discontinued operations, net of tax

	Nine months ended September 30,
	2011	2012	Difference	Difference
	($000s)%
Discontinued operations	(504)	(288)	216	43
Gain on termination of distribution agreement	—	1,192	1,192	—
Income (loss) from discontinued operations, net of tax of $0 for all periods presented	(504)	904	1,408	279

We entered into a termination and settlement agreement to terminate, effective September 30, 2012, our license to distribute the ALIGN products, after which we will no longer generate product revenue. Income (loss) from discontinued operations increased $1.4 million from a loss of $0.5 million for the nine months ended September 30, 2011, to a income of $0.9 million for the nine months ended September 30, 2012. The increase is the result of a $1.2 million gain on termination of the distribution agreements, which represents the $0.9 million present value of the $1.0 million we will receive over the next three years as part of a minimum royalty arrangement included in our termination agreement with Sinclair and the recognition of $0.3 million associated with a $0.3 million product returns provision liability for which an offsetting asset has been recorded based on our rights under the termination and settlement agreement.

The future

We have ceased operations associated with the ALIGN products effective September 30, 2012 and do not expect significant activity beyond the year ended December 31, 2012. We may earn additional income from discontinued operations over the next three years if certain sales targets are met by a successor distributor according to the termination agreement with Sinclair.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at December 31, 2011 and September 30, 2012:

	December 31, 2011	September 30, 2012	$ Difference	% Difference
	($000s)
Cash and cash equivalents	24,449	17,837	(6,612)	(27)

Working capital:
Current assets	25,831	19,953	(5,878)	(23)
Current liabilities	(6,498)	(7,297)	(799)	12
Working capital	19,333	(12,656)	(6,677)	(35)

At September 30, 2012, we had cash and cash equivalents of $17.8 million compared to $24.4 million at December 31, 2011. The decrease in balance was primarily due to normal cash outflows required to operate our business, offset by $2.9 million in proceeds, net of certain expenses, received from a sale of common stock and Economic Rights completed in March 2012. Since our inception, we have not generated any significant revenue and have relied primarily on the proceeds from sales of equity and preferred securities to finance our operations and internal growth. Additional funding has come through income on our investments, licensing revenue, government grants and research and development tax credits. We have incurred significant losses since our inception. As of September 30, 2012, we had an accumulated deficit during the development stage of $265.5 million.

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

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2011 and 2012, is summarized as follows:

	Nine months ended September 30,
	2011	2012
	($000s)
Net cash used in operating activities	(10,718)	(9,584)
Net cash (used in) provided by investing activities	(6)	50
Net cash provided by financing activities	8,897	2,934

Cash flows generated from discontinued operations have been combined with the cash flows from continuing operations within each of the Operating, Investing and Financing activities sections.

Operating activities

Net cash used in operating activities decreased from $10.7 million for the nine months ended September 30, 2011 to $9.6 million for the nine months ended September 30, 2012. The $1.1 million decrease is primarily due to the $1.6 million of contractual expenses paid during the nine months ended September 30, 2011, resulting from an achievement of a milestone triggered by the opening of enrollment in the lead-in portion our SEAMLESS trial, pursuant to the Daiichi-Sankyo license under which we license certain patent rights for sapacitabine, a $0.7 million increase in payments for professional fees and a $0.2 million decrease in employment costs. Net cash used in operating activities from discontinued operations was $0.6 million and $0.2 million for the nine months ended September 30, 2011 and 2012, respectively.

Investing activities

Net cash (used in) provided by investing activities increased from approximately $6,000 used in investing activities for the nine months ended September 30, 2011 to approximately $50,000 provided by investing activities for the nine months ended September 30, 2012, primarily as a result of the sale of laboratory equipment.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2011 was $8.9 million, mostly from $9.3 million in financing proceeds, net of certain expenses, and offset by the payment of a $0.4 million dividend to the holders of our Preferred Stock. Net cash provided by financing activities was $2.9 million for the nine months ended September 30, 2012 as a result of approximately $2.9 million proceeds, net of certain expenses, from the sale of stock and Economic Rights.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. We cannot guarantee that we will generate any significant product revenues until a product candidate has been approved by the FDA or similar regulatory agencies in other countries and successfully commercialized. We have generated a limited amount of cash flows from ALIGN product sales but these sales ceased on September 30, 2012. However, we will receive $1.0 million in quarterly installments over the next three years as part of a minimum royalty arrangement included in our termination agreement with Sinclair and cash flows from these payments will be included in cash flows provided by (used in) investing activities in our condensed consolidated statements of cash flows.

We currently anticipate that our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months.  We cannot be certain that any of our programs will be successful or that we will be able to raise sufficient funds to complete the development and commercialize any of our product candidates currently in development, should they succeed. Additionally, we plan to continue to evaluate in-

licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

The Company has concluded the fair value of this liability was approximately $1.1 million as of September 30, 2012.  We recognized a loss of approximately $63,000 million and a gain of approximately $27,000 on our consolidated statement of operations for the three and nine month periods ended September 30, 2012, respectively, as a result of changes in value of the Economic Rights during those periods.

Other Liabilities Measured at Fair Value

Warrants Liability

The accounting guidance on derivatives and hedging requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as equity instruments, assets or liabilities. Under the provisions of this guidance, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no subsequent fair value adjustments are required. We review the classification of the contracts at each balance sheet date. Since we are unable to control all the events or actions necessary to settle the warrants in registered shares the warrants have been recorded as a current liability at fair value. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statements of operations. We recorded income of approximately $0.4 million and $1,000 to reflect the change in fair value for the three months ended September 30, 2011 and 2012, respectively, and income of approximately $0.6 million and $51,000 for the nine months ended September 30, 2011 and 2012, respectively. Fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for changes in the valuation of the warrants liability. The fair value of the warrants liability as of September 30, 2012 is nil due to the high exercise price of the warrants relative to the Company’s stock price at September 30, 2012 and the expected term of 1.38 years.

Scottish Enterprise Agreement

The accounting guidance on distinguishing liabilities and equity requires freestanding financial instruments that meet certain criteria to be accounted for as liabilities and carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. We entered into an agreement with SE in 2009 that would require us to pay SE £4 million (approximately $6.5 million at September 30, 2012) less the market value of the shares held by SE if staffing levels in Scotland fall below minimum levels stipulated in the Agreement. Due to the nature of the associated contingency and the likelihood of occurrence, we concluded the fair value of this liability was approximately $20,000 at September 30, 2012. The most significant inputs in estimating the fair value of this liability are the probabilities that staffing levels fall below the prescribed minimum levels and that we are unable or unwilling to replace such employees within the prescribed time period. As of September 30, 2012, we concluded the probability of the combination of these events occurring is minimal. We record changes in fair value in the consolidated statement of operations. There were no changes to the fair value for the three and nine month periods ended September 30, 2012 and 2011.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.   Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of September 30, 2012, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  delays in obtaining Independent Review Board (“IRB”) and other regulatory approvals to commence a clinical trial;

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

The clinical development, manufacturing, selling and marketing of our drug candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States, the European Union and elsewhere. These regulations also vary in important, meaningful ways from country to country. We are not permitted to market a potential drug in the United States until we receive approval of a New Drug Application (“NDA”) from the FDA. We have not received an NDA approval from the FDA for any of our drug candidates.

Obtaining an NDA approval is expensive and is a complex, lengthy and uncertain process. The FDA approval process for a new drug involves completion of preclinical studies and the submission of the results of these studies to the FDA, together with proposed clinical protocols, manufacturing information, analytical data and other information in an Investigational New Drug Application, which must become effective before human clinical trials may begin. Clinical development typically involves three phases of study: Phase 1, 2 and 3. The most significant costs associated with clinical development are the pivotal or suitable for registration late Phase 2 or Phase 3 clinical trials as they tend to be the longest and largest studies conducted during the drug development process. After completion of clinical trials, an NDA may be submitted to the FDA. In responding to an NDA, the FDA may refuse to file the application, or if accepted for filing, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. In addition, failure to comply with the FDA and other applicable foreign and U.S. regulatory requirements may subject us to administrative or judicially imposed sanctions. These include warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production and refusal to approve either pending NDAs, or supplements to approved NDAs.

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

Following regulatory approval of any of our drug candidates, we will be subject to ongoing regulatory obligations and restrictions, which may result in significant expense and limit our ability to commercialize our potential products.

With regard to our drug candidates, if any, approved by the FDA or by another regulatory authority, we are held to extensive regulatory requirements over product manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping. Regulatory approvals may also be subject to significant limitations on the indicated uses or marketing of the drug candidates. Potentially costly follow-up or post-marketing clinical studies may be required as a condition of approval to further substantiate safety or efficacy, or to investigate specific issues of interest to the regulatory authority. Previously unknown problems with the drug candidate, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the drug or device, and could include withdrawal of the drug or device from the market.

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

A large number of drug candidates are in development for the treatment of leukemia, lung cancer, lymphomas and nasopharyngeal cancer. Several pharmaceutical and biotechnology companies have nucleoside analogs or other products on the market or in clinical trials which may be competitive to sapacitabine in both hematological and oncology indications. See “Competition” under Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2011 for further details.

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

Intellectual property rights for our drug candidate seliciclib are licensed from others, and any termination of these licenses could harm our business.

We have in-licensed certain patent rights in connection with the development program of our drug candidate seliciclib. Pursuant to the CNRS and Institut Curie license under which we license seliciclib, we are obligated to pay license fees, milestone payments and royalties and provide regular progress reports. We are also obligated to use reasonable efforts to develop and commercialize products based on the licensed patents. Thus, the termination of this license could harm our business.

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

We may also be exposed to additional risks of product liability claims. These risks exist even with respect to drugs and devices that are approved for commercial sale by the FDA or other regulatory authorities in the United States, the European Union or elsewhere and manufactured in facilities licensed and regulated by the FDA or other such regulatory authorities. We have secured limited product liability insurance coverage, but may not be able to maintain such insurance on acceptable terms with adequate coverage, or at a reasonable cost. There is also a risk that third parties that we have agreed to indemnify could incur liability. Even if we were ultimately successful in product liability litigation, the litigation would consume substantial amounts of our financial and managerial resources and may exceed insurance coverage creating adverse publicity, all of which would impair our ability to generate sales of the litigated product as well as our other potential drugs.

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

We are at an early stage of development as a company and have a limited operating history on which to evaluate our business and prospects. While we earned modest product revenues from the ALIGN business prior to terminating operations effective September 30, 2012, we have not generated any product revenues from our product candidates currently in development. We cannot guarantee that any of our product candidates currently in development will ever become marketable products.

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

We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability.  As of December 31, 2011 and September 30, 2012, our accumulated deficit was $257.1 million and $265.5 million, respectively.  Our net loss was $3.4 million and $1.9 million for the three months ended September 30, 2011 and 2012, respectively and $11.6 million and $8.4 million for the nine months ended September 30, 2011 and 2012, respectively. Our net loss applicable to common stockholders from inception through September 30, 2012 was $307.8 million.  Our drug candidates are in the mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years, as we continue our research and development of our drug candidates, seek regulatory approvals and commercialize any approved drugs. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.

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

Intellectual property rights of third parties may increase our costs or delay or prevent us from being able to commercialize our drug candidates.

There is a risk that we are infringing or will infringe the proprietary rights of third parties because patents and pending applications belonging to third parties exist in the United States, the European Union and elsewhere in the world in the areas of our research. Others might have been the first to make the inventions covered by each of our or our licensors’ pending patent applications and issued patents and might have been the first to file patent applications for these inventions. We are aware of several published patent applications, and understand that others may exist, that could support claims that, if granted and held valid, could cover various aspects of our developmental programs, including in some cases particular uses of our lead drug candidate sapacitabine, seliciclib or other therapeutic candidates, or gene sequences, substances, processes and techniques that we use in the course of our research and development and manufacturing processes. In addition, we understand that other applications and patents exist relating to potential uses of sapacitabine and seliciclib that are not part of our current clinical programs for these compounds. Numerous third-party United States and foreign issued patents and pending applications exist in the area of kinases, including CDK, AK and Plk for which we have research programs. For example, some pending patent applications contain broad claims that could represent freedom to operate limitations for some of our kinase programs should they be issued unchanged. Although we intend to continue to monitor these applications, we cannot predict what claims will ultimately be allowed and if allowed what their scope would be. In addition, because the patent application process can take several years to complete, there may be currently pending applications, unknown to us, which may later result in issued patents that cover the production, manufacture, commercialization or use of our drug candidates. If we wish to use the technology or compound claimed in issued and unexpired patents owned by others, we will need to obtain a license from the owner, enter into litigation to challenge the validity of the patents or incur the risk of litigation in the event that the owner asserts that we infringe its patents. In one case we have opposed a European patent relating to human aurora kinase and the patent has been finally revoked (no appeal was filed). We are also aware of a corresponding U.S. patent containing method of treatment claims for specific cancers using aurora kinase modulators which, if held valid, could potentially restrict the use of our aurora kinase inhibitors once clinical trials are completed.

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

In addition, in the event a third party seeks to acquire our company or acquire control of our company by way of a merger, but the terms of such offer do not provide for our preferred stock to remain outstanding or be converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to our preferred stock, the terms of the Certificate of Designation of our preferred stock provide for an adjustment to the conversion ratio of our preferred stock such that, depending on the terms of any such transaction, preferred stockholders may be entitled, by their terms, to receive up to $10.00 per share in common stock, causing our common stockholders not to receive as favorable a price as the price at which such shares may be trading at the time of any such transaction. As of September 30, 2012, there were 1,213,142 shares of our preferred stock issued and outstanding. If the transaction were one in which proceeds were received by the Company for distribution to stockholders, and the terms of the Certificate of Designation governing the preferred stock were strictly complied with, approximately $14.3 million would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time.  Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.

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

We may automatically convert the convertible preferred stock into common stock if the closing price of our common stock has exceeded $247.10. There is a risk of fluctuation in the price of our common stock between the time when we may first elect to automatically convert the preferred and the automatic conversion date.

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
101

The following materials from the Quarterly Report on Form 10-Q of Cyclacel Pharmaceuticals, Inc. for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss (Deficit Condensed Consolidated), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements *

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: November 16, 2012	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and
Executive Vice President, Finance