Form 10-Q/A
period 2012-03-31
Cyclacel Pharmaceuticals, Inc.
filed 2013-01-10
CIK 1130166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q for Cyclacel Pharmaceuticals, Inc. (the “Company”) for the period ended March 31, 2012, filed with the Securities and Exchange Commission (the “Commission”) on May 15, 2012 (the “Form 10-Q”), is to file a revised redacted version of Exhibit 10.1 included in Item 6 of the Form 10-Q in connection with a Confidential Treatment Request filed with that exhibit.  Confidential treatment has been requested from the Commission for certain portions of Exhibit 10.1 under Rule 24b-2.

This Amendment only affects Item 6 of the Form 10-Q; no other changes have been made. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

PART II — OTHER INFORMATION

Item 6.   Exhibits

10.1*†	Form of Purchase Agreement, dated as of March 22, 2012, by and among Cyclacel Pharmaceuticals, Inc. and the investors signatory thereto

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Previously Filed on May 15, 2012 with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

†	Confidential treatment has been requested with respect to certain portions of this agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: January 10, 2013	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and Executive Vice President, Finance