Form 10-K
period 2012-12-31
Cyclacel Pharmaceuticals, Inc.
filed 2013-04-01
CIK 1130166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
[Do not check if a smaller reporting company]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), as of June 30, 2012 (based upon the closing sale price of $3.22 of such shares on The NASDAQ Global Market on June 30, 2012) was $27,140,565.

As of March 29, 2013, there were 10,831,779 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents  (or parts thereof) are incorporated by reference into the following parts of the Form 10-K:  Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 22, 2013.

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

Recent Developments

On August 10, 2012, we entered into an agreement with Sinclair Pharmaceuticals Limited (“Sinclair”) to terminate, effective September 30, 2012, the distribution agreements relating to the promotion and sale of Xclair®, Numoisyn® Lozenges and Numoisyn® Liquid (the “ALIGN products”).

Drug Candidates

The cell cycle, the process by which cells progress and divide, lies at the heart of cancer. In normal cells, the cell cycle is controlled by a complex series of signaling pathways by which a cell grows, replicates its DNA and divides. This process also includes mechanisms to ensure errors are corrected, and if not, the cells commit suicide or apoptosis. In cancer, as a result of genetic mutations, this regulatory process malfunctions, resulting in uncontrolled cell proliferation.

We have generated several families of anticancer drugs that act on the cell cycle including sapacitabine and seliciclib. We believe that these drug candidates are differentiated in that they are orally-available and interact with unique target profiles and mechanisms and have the potential to treat multiple cancer indications.

Our lead candidate, sapacitabine, is an orally-available prodrug of CNDAC, which is a novel nucleoside analog, or a compound with a structure similar to a nucleoside. A prodrug is a compound that has a therapeutic effect after it is metabolized within the body. CNDAC has a significantly longer residence time in the blood when it is produced in the body through metabolism of sapacitabine than when it is given directly. Sapacitabine acts through a novel mechanism whereby it interferes with DNA synthesis and repair by causing single-strand DNA breaks (SSBs) which can induce arrest of the cell division cycle at the G2/M checkpoint. During subsequent rounds of replication SSBs are converted to double-strand DNA breaks which may be repaired by the homologous recombination (HRR) pathway, or, if unrepaired, result in cell death. A number of nucleoside drugs, such as gemcitabine, or Gemzar®, from Eli Lilly, and cytarabine, also known as Ara-C, a generic drug, are in wide use as conventional chemotherapies. Both sapacitabine and its major metabolite, CNDAC, have demonstrated potent anti-tumor activity in both blood and solid tumors in preclinical studies. In a liver metastatic mouse model, sapacitabine was shown to be superior to gemcitabine and fluorouracil, or 5-FU, two widely used nucleoside analogs, in delaying the onset and growth of liver metastasis. We hold the worldwide rights to commercialize sapacitabine, except for Japan, for which Daiichi Sankyo Co., Ltd., or Daiichi Sankyo, has a right of first negotiation.

The U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, have designated sapacitabine as an orphan drug for the treatment of both Acute Myeloid Leukemia, or AML, and Myelodysplastic Syndromes, or MDS.

We are currently evaluating sapacitabine in a Phase 3 study being conducted under a Special Protocol Assessment, or SPA, with the FDA for the front-line treatment of AML in the elderly. We are also exploring sapacitabine in Phase 2 studies for MDS, non-small cell lung cancer, or NSCLC, and chronic lymphocytic leukemia, or CLL and in a Phase 1 study in solid tumors in combination with our own drug candidate, seliciclib. To date sapacitabine has been evaluated in over 500 patients.

In our second development program we are evaluating cyclin dependent kinase, or CDK, inhibitors. CDKs are involved in cancer cell growth, metastatic spread and DNA damage repair. Seliciclib, our lead CDK inhibitor, selectively inhibits a spectrum of enzyme targets - CDK2/E, CDK2/A, CDK7 and CDK9 - that are central to the process of cell division and cell cycle control. In breast and lung tumors overexpression of cyclin E is associated with poor prognosis and drug resistance. Resistant breast and lung tumor cell lines overexpressing cyclin E are resensitized to apoptotic cell killing by seliciclib. NSCLC cell lines with Ras-activating mutations, such as KRAS and NRAS, have been found to be sensitive to seliciclib-induced apoptosis.  To date, seliciclib has been evaluated in approximately 450 patients in several Phase 1 and 2 studies and has shown signs of anti-cancer activity. We have retained worldwide rights to commercialize seliciclib. Seliciclib has completed a Phase 2B randomized study in third-line NSCLC and is currently undergoing a study in solid tumors in combination with our own drug candidate, sapacitabine.

Our second generation CDK inhibitor, CYC065, is a highly selective inhibitor of CDK’s targeting CDK -2, -5 and -9 enzymes. CYC065 has shown to have increased anti-proliferative potency and improved pharmaceutical properties compared to seliciclib. Investigational new drug (IND)-enabling studies with CYC065 are in progress supported by a $1.9 million grant from the UK Government’s Biomedical Catalyst.

In addition to these development programs, we have allocated limited resources, if the funds are available, to other programs allowing us to maintain and build on our core competency in cell cycle biology and related drug discovery. In our polo-like kinase, or Plk inhibitor program, we have discovered potent and selective small molecule inhibitors of Plk1, a kinase active during cell division, targeting the mitotic phase of the cell cycle. Plk was discovered by Professor David Glover, our Chief Scientist, and CYC116, an orally-available inhibitor of Aurora kinase, or AK, A and B and Vascular Endothelial Growth Factor Receptor 2, or VEGFR2, has completed a multicenter Phase 1 trial.

We also have a number of earlier stage programs for which limited or no resources will be allocated in the foreseeable future. For example, extensive preclinical data published by independent investigators evidence activity by our CDK inhibitors, including seliciclib, in various autoimmune and inflammatory diseases and conditions associated with aberrant cell proliferation including graft-versus-host disease, idiopathic pulmonary fibrosis, lupus nephritis, polycystic kidney disease and rheumatoid arthritis. In our GSK-3 inhibitor program, we have demonstrated evidence of activity in preclinical models of Type 2 Diabetes.

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

Oncology Development Programs

We have generated several families of anticancer drugs that act on the cell cycle, including nucleoside analogues, CDK inhibitors, Plk inhibitors and AK/VEGFR2 inhibitors. In our development programs, we have been an early adopter of biomarker analysis to help evaluate whether our drug candidates are having their intended effect through their assumed mechanisms at different doses and schedules. Biomarkers are proteins or other substances whose presence in the blood can serve as an indicator or marker of diseases. Biomarker data from early clinical trials may also enable us to design subsequent trials more efficiently and to monitor patient compliance with trial protocols. For example, we have reported that sapacitabine efficacy is enhanced in homologous recombination defective tumor cell and that in a panel of esophageal cancer cell lines, sensitivity to our Plk1 inhibitor correlated with protein 53, or  p53 status, which could be used as a predictive biomarker in clinical trials to identify responders.  We believe that in the longer term biomarkers may allow the selection of patients more likely to respond to our drugs in clinical trials and increase the benefit to patients.

Although a number of pharmaceutical and biotechnology companies are currently attempting to develop nucleoside analogues, CDK inhibitors, Plk inhibitors and AK and/or VEGFR inhibitor drugs, we believe that our drug candidates, are differentiated in that they are orally-available and demonstrate unique target profiles and mechanisms. For example, we believe that our sapacitabine is the only orally-available nucleoside analogue presently being tested in Phase 3 trials in AML and in Phase 2 for MDS.

Research and Development Pipeline

The following table summarizes our currently active clinical and preclinical programs.

Program	Indication	Development Status	Target	Cell Cycle Mechanism

Oncology

Sapacitabine, CYC682	Elderly AML	Phase 3 registration study on-going	DNA polymerase	G2 and S phase

Sapacitabine, CYC682	MDS	Phase 2 randomized trial on-going	DNA polymerase	G2 and S phase

Sapacitabine, CYC682	NSCLC	Phase 2 trial on-going	DNA polymerase	G2 and S phase

Sapacitabine, CYC682	CLL	Phase 2 randomized trial. Investigator-initiated study	DNA polymerase	G2 and S phase

Sapacitabine + Seliciclib	Cancer	Phase 1 trial on-going

Seliciclib, CYC202	NSCLC	Phase 2b randomized trial. Trial closed to accrual	CDK2, 5, 7, 9	G1/S checkpoint and others

Seliciclib, CYC202	NPC	Phase 2 randomized trial. Trial closed to accrual	CDK2, 7, 9	G1/S checkpoint and others

Seliciclib, CYC065	Cancer	Preclinical	CDK2, 5, 7, 9	G1/S checkpoint and others

Plk1 Inhibitors	Cancer	Preclinical	Plk	G2/M checkpoint

Other therapeutic areas

Cell Cycle Inhibitors	Autoimmune & Inflammatory Diseases	Phase 1 trial completed On hold. Not a company priority	CDK	G1/S checkpoint and others

Market opportunity in hematology

Cancer remains a major life-threatening disease in the United States with approximately 3.2 million people afflicted by cancer and approximately 1.4 million new cases of cancer diagnosed every year.

Acute myeloid leukemia is a cancer of the blood cells that progresses rapidly and if not treated, could be fatal in a few months. AML is generally a disease of older people and is uncommon before the age of 40. The average age of a patient with AML is about 67 years. According to the American Cancer Society approximately 44,000 cases of leukemia are diagnosed annually in the United States of which about 13,000 are classified as AML of which about half are elderly aged 70 years or older. Nearly 9,000 deaths are caused by this cancer each year in the United States. A review of The University of Texas MD Anderson Cancer Center’s historical experience with front-line intensive induction chemotherapy for AML patients aged 70 years or older demonstrated that while 45% achieved a complete remission, median overall survival was only 4.6 months and was associated with a 4-week death rate of 26% and a 8-week death rate of 36%.

Myelodysplastic syndromes, or MDS, is a family of clonal myeloid neoplasms, or malignancies of the blood, caused by the failure of blood cells in the bone marrow to develop into mature cells. Patients with MDS typically suffer from bone marrow failure and cytopenias, or reduced counts of platelets, red and white blood cells. The exact incidence and prevalence of MDS are unknown because it can go undiagnosed and a national survey canvassing both hospitals and office practitioners has not been completed. Some estimates place MDS incidence at 15,000 to 20,000 new cases each year in the US alone with some authors estimating incidence as high as 46,000. Literature suggests that there is a rising incidence of MDS as the age of the population increases with the majority of patients aged above 60 years. Patients currently receive hypomethylating agents as first-line treatment. There is no approved therapy for second-line treatment.

Sapacitabine

Sapacitabine (previously known as CYC682) is an orally-available nucleoside analogue. Both sapacitabine and CNDAC, its major metabolite, have demonstrated potent anti-tumor activity in preclinical studies. Sapacitabine is an orally-available prodrug of CNDAC, which is a novel nucleoside analog, or a compound with a structure similar to a nucleoside. A prodrug is a compound that has a therapeutic effect after it is metabolized within the body. CNDAC has a significantly longer residence time in the blood when it is produced in the body through metabolism of sapacitabine than when it is given directly. Sapacitabine acts through a novel mechanism whereby the compound interferes with DNA synthesis through the incorporation of CNDAC into DNA during replication or repair, triggering a b-elimination reaction and leading to the formation of SSBs, which can activate the G2 checkpoint transcription coupled nucleotide excision repair, or TC-NER. During subsequent rounds of replication, SSBs are converted to double-strand breaks (DSBs); these can be repaired by the homologous recombination repair (HRR) pathway, or, if unrepaired, result in cell death.

We are currently exploring sapacitabine in both hematological cancers and solid tumors and over 500 patients have received sapacitabine in Phase 1, 2 and 3 studies.

Hematological Cancers

Randomized Phase 3 pivotal trial, SEAMLESS, as a front-line treatment in elderly patients aged 70 years or older with newly diagnosed AML who are not candidates for intensive induction chemotherapy

The SEAMLESS study is being conducted under an SPA agreement that Cyclacel reached with the FDA. SEAMLESS builds on promising one year survival observed in elderly patients aged 70 years or older with newly diagnosed AML or AML in first relapse enrolled in a Phase 2 study of single agent sapacitabine.

The SEAMLESS study is chaired by Hagop M. Kantarjian, M.D., Chairman and Professor, Department of Leukemia, The University of Texas MD Anderson Cancer Center, Houston, Texas. SEAMLESS is a multicenter, randomized, Phase 3 study comparing two treatment arms. In Arm A, sapacitabine is administered in alternating cycles with decitabine and in Arm C decitabine is administered alone. The primary efficacy endpoint is overall survival and the study is designed to demonstrate an improvement in overall survival. Approximately 242 patients per arm, or a total of 485 patients from approximately 50 centers, will be enrolled. The SEAMLESS study is designed to have a 90% probability of detecting a 27.5% difference in overall survival and a prespecified interim analysis for futility will be performed and reviewed by the Data Safety Monitoring Board, or DSMB. In addition, the DSMB will periodically convene to review data for safety or efficacy from each approximately 100 patients enrolled.

In December 2012, the DSMB met and recommended that the study should continue as planned after reviewing available data from 119 randomized patients. The DSMB noted that no safety or efficacy concerns were identified. Results from an on-going, multicenter, Phase 1/2 clinical trial examining the safety and efficacy of oral sapacitabine administered sequentially with decitabine, the same treatment regimen as Arm A in SEAMLESS, was reported during a poster session at the 2012 American Society of Hematology, or ASH, Annual Meeting in Atlanta, Georgia. Forty-six patients were treated with alternating cycles of sapacitabine and decitabine.  Median age was 77 years (range 70-90).  Thirty-three patients (72%) were 75 years or older.  Median overall survival was 238 days, or approximately 8 months. The number of patients still alive at 3 months was 38 (83%), at 6 months 30 (65%), at 12 months 16 (35%) and at 18 months 12 (26%). Sixteen patients (35%) survived 1 year or longer.  Among 33 patients who were 75 years or older, median overall survival was 263 days, or approximately 9 months, and 1-year survival was 36%.  Nineteen patients (41%) responded with 10 complete responses (CRs), 4 partial responses (PRs) and 5 major hematological improvements (HIs).  Median time to response was 2 cycles, i.e., one cycle of decitabine and one cycle of sapacitabine (range 1-10).  Twenty-seven patients (59%) received 5 or more cycles of treatment.  Two dose-limiting toxicities (DLT) were observed (lung infection/sepsis, typhlitis).  Thirty-day mortality from all causes was 4%. Sixty-day mortality from all causes was 13% with one death from typhlitis considered to be possibly related to decitabine by investigator assessment.

Phase 2 randomized clinical trial in elderly patients with AML previously untreated or in first relapse

In December 2007, we initiated an open-label, multicenter, randomized Phase 2 clinical trial of oral sapacitabine in 60 elderly patients with AML aged 70 or older who are previously untreated or in first relapse. The Phase 2 study, led by Dr. Kantarjian, had a primary endpoint of 1-year survival rate of three dosing schedules of sapacitabine in elderly patients with previously untreated or first relapsed AML. Secondary objectives were to assess complete remission, or CR, partial remission, or PR, duration of CR or CRp, or major hematological improvement and their corresponding durations, transfusion requirements, number of hospitalized days and safety. The study uses a selection design with the objective of identifying a dosing schedule among three different arms, A. 200 mg twice daily for seven days every 3-4 weeks, B. 300 mg twice daily for seven days every 3-4 weeks, and C. 400 mg twice daily for three days per week for two weeks every 3-4 weeks, which produces a better one year survival rate in the event that all three dosing schedules are active.

In November 2012, the results from the Phase 2 study were published in The Lancet Oncology, demonstrating the safety and efficacy of sapacitabine in this patient population. The Phase 2 study enrolled and treated between December 27, 2007 and April 21, 2009, a total of 105 patients aged 70 years or above with untreated or first relapse AML. The median age of patients was 77 years (range 70—91). The group was comprised of a randomized cohort of 60 patients and an expanded, non-randomly assigned cohort enrolling a further 45 patients. Of the 105 patients, 86 were previously untreated and 19 in first relapse. Approximately 50% of patients had AML de novo and 50% had AML preceded by antecedent hematological disorder (AHD), such as MDS or myeloproliferative disease, or treatment-related AML. All but one enrolled patients had intermediate or unfavorable cytogenetics. The randomized cohort of patients were randomly assigned to one of three dosing schedules: 200 mg twice a day for 7 days (group A); 300 mg twice a day for 7 days (group B); and 400 mg twice a day for 3 days each week for 2 weeks (group C). All schedules were given in 28 day cycles. The 3-day dosing schedule in group C was selected for further clinical development in elderly patients with untreated AML. This decision was based on the schedule’s overall efficacy profile, which included a 1-year survival rate of 30%, median overall survival of 213 days and durable complete remissions (CRs) in 25% of patients. The median overall survival of patients from all groups who achieved CR was 525 days (95% C.I. 192—798). The most common grade 3—4 adverse events regardless of causality were anemia, neutropenia, thrombocytopenia, febrile neutropenia and pneumonia. Seven deaths were thought to be probably or possibly related to sapacitabine treatment. Approximately 31% of all patients received sapacitabine for at least 4 cycles.

Randomized Phase 2 clinical trial in older patients with MDS as a second-line treatment

In September 2008, we advanced sapacitabine into an open-label, multi-center, randomized Phase 2 trial as a second-line treatment in patients aged 60 or older with intermediate-2 or high-risk MDS after treatment failure of front-line hypomethylating agents, such as azacitidine  and/or decitabine. The Phase 2 study randomized 63 patients aged 60 years or older with MDS of intermediate-2 (n=52) or high-risk (n=11) classification by the International Prognostic Scoring System (IPSS) at study entry to receive sapacitabine every 4 weeks on one of 3 dosing schedules: 200 mg twice daily for 7 days (Arm G), 300 mg once daily for 7 days (Arm H), or 100 mg once daily for 5 days per week for 2 weeks (Arm I). The primary efficacy endpoint of the study is 1-year survival with the objective of identifying a dosing schedule that produces a better 1-year survival rate in the event that all three dosing schedules are active. All patients in the study progressed after receiving azacitidine, decitabine, or both agents. Secondary objectives are to assess the number of patients who have achieved CR or CRp, PR, hematological improvement and their corresponding durations, transfusion requirements, number of hospitalization days and safety.

In October 2012, at The Eighth Annual Hematologic Malignancies 2012 Conference, we reported updated data from the ongoing Phase 2 trial. Median overall survival to date for all 63 patients in the study was 252 days or approximately 8 months.  Median overall survival for 41 out of 63 patients with 10% or more blasts in their bone marrow was 274 days or approximately 9 months. Updated median survival for all three arms was 252 days (approximately 8 months). The median survival for each arm is 291 days (approximately 10 months) for Arm G, 274 days (approximately 9 months) for Arm H, and 227 days (approximately 8 months) for Arm I. Twenty-seven percent of all patients received 6 or more cycles. Twenty-two percent of patients were still alive and longer follow-up is needed to assess 1-year survival and overall survival of each arm.

Median survival for patients with intermediate-2 or high-risk disease, as defined by the International Prognostic Scoring System (IPSS), is 4.3 to 5.6 months as reported in literature.  Patients with high IPSS scores also have a high probability of experiencing transformation of their MDS into AML, an aggressive form of blood cancer with typically poor survival.

Solid Tumors

Phase 2 clinical trial in patients with NSCLC

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

Forty-eight patients have been treated with two dosing schedules, either twice daily or once a day. In the twice daily schedule 15 patients were treated with escalating doses. The recommended Phase 2 dose was reached at 75 mg twice daily for 5 days per week for 2 weeks every 3 weeks. Among 12 patients treated at this recommended Phase 2 dose, 4 achieved stable disease. All 4 responders had at least 2 prior therapies and have been discontinued from the study. Responders received an average of 7 treatment cycles.

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

Phase 1 clinical trial of sapacitabine and seliciclib in patients with advanced cancers

In an open label Phase 1, single-arm dose escalation study, sapacitabine and seliciclib were administered sequentially in patients with incurable advanced solid tumors unresponsive to conventional treatment or for which no effective therapy exists. Sapacitabine was dosed twice daily for 7 days (Day 1-7) and seliciclib twice daily for 3 days (Day 8-11). One treatment cycle is three weeks. At least 3 patients were enrolled at each escalating dose level. The first tumor imaging study is conducted after 2 cycles of treatment and every 3 cycles thereafter. The primary objective of the study is to determine the maximum tolerated dose, or MTD, and recommended Phase 2 dosing schedule of sapacitabine and seliciclib administered sequentially. The secondary objective was to evaluate the antitumor activity of sequential treatment and to explore the pharmacodynamic effect of this treatment in skin and peripheral blood mononuclear cells. We reported at the 2012 American Society of Clinical Oncology Annual Meeting that 34 heavily-pretreated patients with advanced solid tumors had been treated with escalating doses. The MTD for sequential administration of sapacitabine and seliciclib was reported as sapacitabine 50 mg twice daily followed by seliciclib 1200 mg twice daily. Pharmacodynamic effects of sapacitabine and seliciclib were observed in skin biopsies showing a 2.3-fold increase in H2AX staining post-sapacitabine  and a further 0.58-fold increase post-seliciclib.

Among 19 patients treated at the MTD, 3 partial responses (PR) occurred in patients with breast, ovarian and pancreatic cancer and 1 stable disease in a patient with ovarian cancer. Thirteen out of the 19 patients are BRCA-mutation carriers, in their germ line. . Stable disease was achieved in 6 additional patients treated with the other dosing schedules. The number of treatment cycles administered ranges from 2 to over 15 cycles. The breast cancer patient who achieved PR remains on study with over 15 cycles and both ovarian cancer patients remain on study with over 2 and 12 cycles, respectively.

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

Orphan Designation

European Union

During May 2008, we received designation from the EMA for sapacitabine as an orphan medicine in two separate indications: AML and MDS. The EMA’s Committee for Orphan Medicinal Products, or COMP, adopted a positive opinion on our application to designate sapacitabine as an orphan medicinal product for the indications of AML and MDS. The objective of European orphan medicines legislation is to stimulate research and development of medicinal products for rare diseases by providing incentives to industry. An orphan designation in the European Union confers a range of benefits to sponsor companies including market exclusivity for a period of 10 years, EMA scientific advice on protocol development, direct access to the centralized procedure for review of marketing authorizations, EMA fee reductions and eligibility for grant support from European agencies.

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

Seliciclib

Although our current clinical development priorities are focused on sapacitabine only, our second drug candidate, seliciclib, is a novel, first-in-class, orally-available, CDK inhibitor. The compound selectively inhibits a spectrum of enzyme targets - CDK2, CDK5, CDK7 and CDK9 - that are central to the process of cell division and cell cycle control. The target profile of seliciclib is differentiated from the published target profile of other CDK inhibitors. Its selectivity is differentiated by recent publications by independent investigators which showed that seliciclib (i) is more active against NSCLC cells with K-Ras or N-Ras mutations than those with wild type Ras and (ii) overcomes resistance to letrozole (Femara®) in breast cancer cells caused by a particular form of cyclin E in complex with CDK2. Preclinical studies have shown that the drug works by inducing cell apoptosis, or cell suicide, in multiple phases of the cell cycle. To date, seliciclib has been evaluated in approximately 450 patients in several Phase 1 and 2 studies and has shown signs of anti-cancer activity. We have retained worldwide rights to commercialize seliciclib.

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

Phase 2 clinical trials in patients with NPC

In November 2007, we commenced a Phase 2 multicenter, international, blinded randomized study of oral seliciclib as a single agent in patients with nasopharyngeal cancer , or NPC. The primary objective is to evaluate 6-month progression free survival, or PFS, of two dosing schedules of seliciclib in approximately 75 patients with previously treated NPC. Secondary objectives are OS, response rate, response duration, safety and tolerability. The first part of the study is designed to confirm safety and tolerability of 400 mg twice a day for four days per week or 800 mg once a day for four days per week of seliciclib. It is open to approximately 12 to 24 patients with advanced solid tumors as well as patients with NPC. The second part of the study, which is dependent on clinical data from the lead-in phase and available resources to fund the study, is designed to detect major differences between the two dosing schedules of seliciclib and a placebo group in terms of 6-month PFS in approximately 51 patients.

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

CYC065

CYC065 is a highly-selective, orally-available, 2nd generation inhibitor of CDK -2, -5 and -9;  enzyme complexes that play pivotal roles in cancer cell growth, metastatic spread and DNA damage repair.  CYC065 causes apoptotic cell death of cancer cells at sub-micromolar and antitumor efficacy has been achieved in vivo with once a day oral dosing at well tolerated doses. CYC065 has been shown to target key components of leukemogenic and survival pathways in acute leukemias, including the MCL1 anti-apoptotic protein, and also transcription, driven by the rearranged mixed lineage leukemia gene. Strong preclinical data supports expansion into solid tumor indications which overexpress cyclin E or CDK5 such as trastuzumab resistant breast cancer and metastatic pancreatic cancer. CYC065 is currently in IND-directed preclinical development.

In addition CYC065 was shown to have preclinical efficacy in proliferative kidney disease models (Cyclacel data on file).  Cyclacel discovered CYC065 and other novel CDK inhibitors in collaboration with the Cancer Research UK Centre for Cancer Therapeutics at The Institute of Cancer Research.

Plk inhibitors

In our Plk inhibitor program, CYC140, we have discovered potent and selective small molecule inhibitors of Plk1, a kinase active during cell division, targeting the mitotic phase of the cell cycle. At the 2012 Annual Meeting of the AACR we reported on one of these compounds selected for further preclinical development. In a panel of esophageal cancer cell lines, sensitivity to CYC140 correlated with p53 status. Esophageal cell lines lacking functional p53 showed the greatest sensitivity to Compound 4. Short drug exposure times demonstrated differential sensitivity between cancerous esophageal cells versus control, outlining the potential broad therapeutic index for Compound 4 in treating esophageal cancers, and in particular those with non-functional p53. Status of p53 could be used as a predictive biomarker in clinical trials to identify responders. Plk was discovered by Professor David Glover, our Chief Scientist.

Aurora kinase inhibitors

Aurora kinases, or AK, are a family of serine/threonine protein kinases discovered by Professor David Glover, our Chief Scientist, which are only expressed in actively dividing cells and are crucial for the process of cell division, or mitosis. These proteins, which have been found to be over-expressed in many types of cancer, have generated significant scientific and commercial interest as cancer drug targets. VEGFR2 is a receptor protein that plays a key regulatory role in the angiogenesis pathway, or blood vessel formation. VEGFR is targeted by recently approved drugs such as bevacizumab and sorafenib indicated for the treatment of several solid cancers, such as breast, colorectal, kidney, liver and lung. At the Annual Meeting of the AACR 2012 we reported that collaborators testing of  the activity of CYC3, our novel Aurora Kinase A specific inhibitor, in pancreatic cancer cell lines. They reported that CYC3 suppresses pancreatic cancer cell growth, inducing mitotic arrest and apoptosis. CYC3 was also shown to act synergistically against pancreatic cancer cell lines in combination with paclitaxel at a 10-fold lower dose resulting in comparable anti-proliferative activity to standard paclitaxel dosing. As myelosuppression is associated with paclitaxel administration, the CYC3/low-dose paclitaxel combination was compared with high-dose paclitaxel in an in vitro granulocyte and macrophage assay in which the CYC3/low-dose paclitaxel combination displayed less myelotoxicity. They reported that the combination  merits further investigation and has the potential for improved therapeutic index in vivo. In June 2007, we initiated and completed a multicenter Phase 1 pharmacologic clinical trial of CYC116, an orally-available inhibitor of Aurora kinase A and B and VEGFR2, in patients with advanced solid tumors. Further work on this programme will be undertaken if we have a sufficient level of resources available to direct to the program. We have retained worldwide rights to commercialize CYC116 and our other Aurora kinase inhibitors.

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

Business Strategy

Our operating plan is to focus on the clinical development of sapacitabine, specifically in hematology and the on-going SEAMLESS trial, with selective investment in the advancement of other clinical studies or our other drug candidates. We currently anticipate that our cash and cash equivalents of approximately $16.4 million at December 31, 2012 are sufficient to meet our anticipated short-term working capital needs and to fund our on-going sapacitabine clinical trials for at least the next twelve months. However, we cannot be certain that we will be able to raise sufficient funds to complete the development and commercialize any of our product candidates currently in clinical development, should they succeed.

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

•                  We believe that our sapacitabine is the only orally-available nucleoside analogue presently being tested in a Phase 3 trial in AML and Phase 2 trial in MDS and seliciclib is the most advanced orally-available CDK inhibitor currently in Phase 2 trials. We believe that we are well positioned to realize some of the market potential of such drugs.

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

Enter into partnering arrangements selectively, while developing our own sales and marketing capability

We currently retain virtually all marketing rights to the compounds associated with our current clinical-stage drug programs. To optimize our commercial return, we intend to enter into selected partnering arrangements, and to leverage our sales and marketing capability by retaining co-promotion rights as appropriate. Historically, we have planned to develop compounds through the Phase 2 proof-of-efficacy stage before seeking a partner. We may enter into partnering arrangements earlier than Phase 2 proof-of-concept trials in connection with drug programs outside our core competency in oncology.

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

We own 16 patents granted in the United States, 11 granted by the EPO and 37 granted in other countries worldwide. In addition, we have a license or an option to take a license to 45 patents granted worldwide.

We own 11 patent applications pending in the United States, 10 before the EPO, one pending PCT application in the international application phase, and over 40 pending patent applications in other countries.

No assurances can be given that patents will be issued with respect to the pending applications, nor that the claims will provide equivalent coverage in all jurisdictions. In addition to the pending patent applications referred to above that we own, there are 19 pending patent applications worldwide to which we have a license or an option to take a license.

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

In addition, we understand that other applications and patents exist relating to uses of sapacitabine and seliciclib that are not part of our current clinical programs for those compounds. Although we intend to continue to monitor the pending applications, it is not possible to predict whether these claims will ultimately be allowed or if they were allowed what their breadth would be. In addition, we may need to commence litigation to enforce any patents issued to us or to determine the scope and validity of third-party proprietary rights. Litigation would create substantial costs. In one case we have opposed a European patent relating to human aurora kinase and the patent has been finally revoked (no appeal was filed). We are also aware of a corresponding United States patent containing method of treatment claims for specific cancers using aurora kinase modulators which, if held valid, could potentially restrict the use of our aurora kinase inhibitors once clinical trials are completed. We are aware that other patents exist that claim substances, processes and techniques, which, if held valid, could potentially restrict the scope of our research, development or manufacturing operations. If competitors prepare and file patent applications in the United States that claim technology that we also claim, we may have to participate in interference proceedings in the United States Patent and Trademark Office to determine which invention has priority. These proceedings could result in substantial costs, even if the eventual outcome is favorable to us. An adverse outcome in litigation could subject us to significant liabilities to third parties and require us to seek licenses of the disputed rights from third parties or to cease using the technology, even a therapeutic product, if such licenses are unavailable or too expensive.

Licenses

Several of our programs are based on technology licensed from others. Our breach of an existing license or failure to obtain a license to technology required to develop, test and commercialize our products may seriously harm our business.

Sapacitabine

On September 10, 2003, we entered into a license agreement with Daiichi Sankyo Co., Ltd. of Japan or Daiichi Sankyo with respect to patents and patent applications covering the sapacitabine compound. Daiichi Sankyo filed patent applications claiming sapacitabine and certain crystalline forms of sapacitabine and methods for its preparation and use which encompass our chosen commercial development form as well as related know-how and materials. The issued patents for the sapacitabine compound cover the United States, EPO, Japan and 19 other countries. These patents expire in the United States in 2014 and expired elsewhere in 2012.  The issued patents for the crystalline forms cover the United States, EPO, Japan and twelve other countries, with patents pending in a further two countries. These patents expire in 2022. It may be possible to extend the term of a patent in the United States, Europe or Japan for up to five years to the extent it covers the sapacitabine compound or its crystalline form upon regulatory approval of that compound in the United States, Europe or Japan, but there is no assurance that we will be able to obtain any such extension. Separately Cyclacel owns an issued United States patent with granted claims to a specified method of administration of sapacitabine, adding to the existing composition of matter patents and supporting market exclusivity out to 2030. Cyclacel also owns patents issued in the United States or in Europe which claim methods of use of sapacitabine with other anticancer drugs including HDAC inhibitors. The license grants us the exclusive right to exploit and sublicense the sapacitabine compound and any other products covered by the patents and patent applications owned by Daiichi Sankyo. The license originally was subject to certain third party rights related to certain countries but the license has been extended and is now worldwide. The license agreement also grants us nonexclusive, sublicensed rights to CNDAC, both a precursor compound and initial metabolite of sapacitabine.

We are under an obligation to use reasonable endeavors to develop a product and obtain regulatory approval to sell a product and we agreed to pay Daiichi Sankyo an up-front fee, reimbursement for Daiichi Sankyo’s enumerated expenses, milestone payments and royalties on a country-by-country basis. Under this agreement, $1.6 million was paid in April 2011, and further aggregate milestone payments totaling approximately $10.0 million could be payable subject to achievement of specific contractual milestones and our decision to continue with these projects. The up-front fee and certain past reimbursements have been paid. Royalties are payable in each country for the term of patent protection in the country or for ten years following the first commercial sale of licensed products in the country, whichever is later. Royalties are payable on net sales. Net sales are defined as the gross amount invoiced by us or our affiliates or licensees, less discounts, credits, taxes, shipping and bad debt losses. The agreement extends from its commencement date to the date on which no further amounts are owed under it. If we wish to appoint a third-party to develop or commercialize a sapacitabine-based product in Japan, within certain limitations, Daiichi Sankyo must be notified and given a right of first refusal to develop and/or commercialize in Japan. Effective July 11, 2011, the license was amended to irrevocably waive a termination right Daiichi Sankyo possessed under a provision of the agreement that required the Company to obtain regulatory approval to sell sapacitabine in at least one country by September 2011, and releases the Company from all claims and liability of any kind arising under such provision. The amendment further provides that the royalty fee due from us to Daiichi Sankyo on future net sales of sapacitabine be increased by a percentage between 1.25% and 1.50%, depending on the level of net sales of sapacitabine realized. In general, however, the license may be terminated by us for technical, scientific, efficacy, safety, or commercial reasons on six months notice, or twelve months if after a launch of a sapacitabine-based product, or by either party for material default.

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

Patents covering the seliciclib compound are owned jointly by the Czech Institute of Experimental Botany and CNRS. The patents have been issued in the United States, in Japan and Canada by the EPO and expire in 2016. It may be possible to extend the term of a patent in the United States,  Europe or Japan for up to five years to the extent it covers the seliciclib compound upon regulatory approval of that compound in the United States or Europe, but there is no assurance that we will be able to obtain any such extension. Under agreements between CNRS and the Czech Institute of Experimental Botany, CNRS has the exclusive right to enter into license agreements covering the patents. The agreement reserves to both CNRS and the Czech Institute of Experimental Botany certain rights, including the right to patent improvements and to use the patents for internal research purposes.

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

Until the termination of our contract with Sinclair on September 30, 2012, Sinclair contracted and supplied all finished goods that met our needs with respect to Xclair® Cream, Numoisyn® Liquid and Numoisyn® Lozenges for the distribution in the United States.

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

Special Protocol Agreement

A Special Protocol Assessment is a binding written agreement with the FDA that the sponsor’s proposed trial protocol design, clinical endpoints and statistical analyses are acceptable to support regulatory approval. Final marketing approval depends on efficacy results, adverse event profile and an evaluation of the benefit/risk of a treatment as demonstrated in the trial.

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

A large number of drug candidates are in development for the treatment of leukemia, lung cancer, lymphomas and nasopharyngeal cancer. Several pharmaceutical and biotechnology companies have nucleoside analogs or other products on the market or in clinical trials which may be competitive to sapacitabine in both hematological and oncology indications. These include Astra-Zeneca, Baxter, Boehringer-Ingelheim, Celgene, Eisai, Eli Lilly, Genzyme, GlaxoSmithKline, Hospira, Johnson & Johnson, Onconova,Sunesis and Teva. There are three other orally-available CDK inhibitors in Phase 2 or Phase 3 clinical trials. PD-0332991 (Pfizer/Onyx), PHA-848125 (Nerviano Medical Sciences) and BAY1000394 (Bayer) that target different subsets of CDK enzymes and have a different mechanism of action from seliciclib. There are a number of companies, including AstraZeneca, Astex Pharmaceuticals, Bayer-Schering, Eisai, Eli Lilly, Merck, Nerviano Medical Sciences, Pfizer, Piramal Life Sciences and Tragara that are developing CDK inhibitors in early stage clinical trials in cancer patients.  Although Aventis, a predecessor of Sanofi-Aventis, had previously announced that it has ceased Phase 2 development of alvocidib or flavopiridol, a CDK inhibitor, we believe that the National Cancer Institute’s Cancer Therapy Evaluation Program, or CTEP, is continuing to enroll patients in a CTEP sponsored trial in patients with chronic leukemia. A number of companies are pursuing discovery and research activities in each of the other areas that are the subject of our research and drug development programs. We believe that Amgen, Astex Pharmaceuticals, AstraZeneca, Entremed, Merck, jointly with Vertex, Nerviano Medical Sciences, Pfizer, Rigel, Sunesis and Takeda-Millennium have commenced Phase 1, 2 and 3 clinical trials of Aurora kinase inhibitors in patients with advanced cancers. Several companies have reported selection of Aurora kinase inhibitor candidates for development and may have started or are expected to start clinical trials within the next twelve months. We believe that Boehringer Ingelheim, GlaxoSmithKline, Merck, Nerviano Medical Sciences, Takeda-Millennium and Tekmira Pharmaceuticals Corporation have commenced Phase 1, 2 or 3clinical trials with Plk inhibitor candidates for oncology indications.

Legal Proceedings

From time to time, we may be involved in routine litigation incidental to the conduct of our business. On April 27, 2010, we were served with a complaint filed by Celgene Corporation in the United States District Court for the District of Delaware seeking a declaratory judgment that four of our own patents, claiming the use of romidepsin injection in T-cell lymphomas, are invalid and not infringed by Celgene’s products, but directly involve the use and administration of Celgene’s ISTODAX® (romidepsin for injection) product. On June 17, 2010, we filed our answer and counterclaims to the declaratory judgment complaint. We have filed counterclaims charging Celgene with infringement of each of our four patents and seeking damages for Celgene’s infringement as well as injunctive relief. The four patents directly involve the use and administration of Celgene’s ISTODAX® (romidepsin for injection) product. The subject of the litigation is not related to sapacitabine, seliciclib or our other assets.

On March 6, 2013, the United States District Court for the District of Delaware “So Ordered” a Stipulation and Order For Stay as to all pending dates on the court’s calendar for a period of 30 days. This stay relates to all proceedings, including the Markman (or claim construction) hearing previously scheduled for March 14, 2013.

Employees

As of March 29, 2013, we had 17 full-time employees. We believe we have been successful in attracting skilled and experienced management and scientific personnel. Our employees are not represented by any collective bargaining agreements, and management considers relations with our employees to be good.

Corporate information

Our corporate headquarters are located at 200 Connell Drive, Suite 1500, Berkeley Heights, New Jersey 07922, and our telephone number is 908-517-7330. This is also where our medical and regulatory functions are located. Our research facility is located in Dundee, Scotland, which is also the center of our translational work and development programs.

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

•                  slower than anticipated rates of patient recruitment and enrollment, or not reaching the targeted number of patients because of competition for patients from other trials, or if there is limited or no availability of coverage, reimbursement and adequate payment from health maintenance organizations and other third party payors for the use of agents used in our clinical trials, such as decitabine in SEAMLESS, or other reasons;

•                  negative or inconclusive results from clinical trials;

•                  unforeseen safety issues;

•                  uncertain dosing issues may or may not be related to suboptimal pharmacokinetic and pharmacodynamics behaviors;

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

•                  we may be required to relinquish important rights such a marketing and distribution rights;

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

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates under development. With respect to the ALIGN products, we relied on Sinclair to manufacture our commercial products until the agreement with Sinclair was terminated on September 30, 2012. We currently lack the resources or the capacity to manufacture any of our products on a clinical or commercial scale. We anticipate future reliance on a limited number of third party manufacturers until we are able, or decide to, expand our operations to include manufacturing capacities. If the FDA or other regulatory agencies approve any of our drug candidates for commercial sale, or if we significantly expand our clinical trials, we will need to manufacture them in larger quantities and will be required to secure alternative third-party suppliers to our current suppliers. To date, our drug candidates have been manufactured in small quantities for preclinical testing and clinical trials and we may not be able to successfully increase the manufacturing capacity, whether in collaboration with our current or future third-party manufacturers or on our own, for any of our drug candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA and other regulatory bodies must review and approve. If we are unable to successfully increase the manufacturing capacity for a drug candidate whether for late stage clinical trials or for commercial sale or are unable to secure alternative third-party suppliers to our current suppliers, the drug development, regulatory approval or commercial launch of any related drugs may be delayed or blocked or there may be a shortage in supply. Even if any third party manufacturer makes improvements in the manufacturing process for our drug candidates, we may not own, or may have to share, the intellectual property rights to such innovation. Any performance failure on the part of manufacturers could delay late stage clinical development or regulatory approval of our drug, the commercialization of our drugs or our ability to sell our commercial products, producing additional losses and depriving us of potential product revenues.

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

We are highly dependent on our senior management and key clinical development, scientific and technical personnel. Competition for these types of personnel is intense. The loss of the services of any member of our senior management, clinical development, scientific or technical staff may significantly delay or prevent the achievement of drug development and other business objectives and could have a material adverse effect on our business, operating results and financial condition. We also rely on consultants and advisors to assist us in formulating our strategy. All of our consultants and advisors are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to contribute to us. We intend to expand and develop new drug candidates. We will need to hire additional employees in order to continue our clinical trials and market our drug candidates. This strategy will require us to recruit additional executive management and clinical development, scientific, technical and sales and marketing personnel. There is currently intense competition for skilled executives and employees with relevant clinical development, scientific, technical and sales and marketing expertise, and this competition is likely to continue. The inability to attract and retain sufficient clinical development, scientific, technical and managerial personnel could limit or delay our product development efforts, which would adversely affect the development of our drug candidates and commercialization of our potential drugs and growth of our business.

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

If our drug candidates are approved, or approved together with another agent such as Dacogen® (decitabine) in SEAMLESS, by the FDA or by another regulatory authority, the resulting drugs, if any, must still gain market acceptance among physicians, healthcare providers and payors, patients and the medical community. The degree of market acceptance of any of our approved drugs will depend on a variety of factors, including:

•                  timing of market introduction, number and clinical profile of competitive drugs;

•                  our ability to provide acceptable evidence of safety and efficacy;

•                  relative convenience and ease of administration;

•                  cost-effectiveness;

•                  availability of coverage, reimbursement and adequate payment from health maintenance organizations and other third party payors; and

•                  prevalence and severity of adverse side effects; and other potential advantages over alternative treatment methods.

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

We have in-licensed certain patent rights in connection with the development program of our drug candidate seliciclib. Pursuant to the CNRS and Institut Curie license under which we license seliciclib, we are obligated to pay license fees, milestone payments and royalties and provide regular progress reports. We are also obligated to use reasonable efforts to develop and commercialize products based on the licensed patents. If we fail to satisfy any of our obligations under these licenses, they would be terminated, which could harm our business.

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

We may also be exposed to additional risks of product liability claims. These risks exist even with respect to drugs that are approved for commercial sale by the FDA or other regulatory authorities in the United States, the European Union or elsewhere and manufactured in facilities licensed and regulated by the FDA or other such regulatory authorities. We have secured limited product liability insurance coverage, but may not be able to maintain such insurance on acceptable terms with adequate coverage, or at a reasonable cost. There is also a risk that third parties that we have agreed to indemnify could incur liability. Even if we were ultimately successful in product liability litigation, the litigation would consume substantial amounts of our financial and managerial resources and may exceed insurance coverage creating adverse publicity, all of which would impair our ability to generate sales of the litigated product as well as our other potential drugs.

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

If a supplier upon whom we rely fails to produce on a timely basis the finished goods in the volumes that we require or fails to meet quality standards and maintain necessary licensure from regulatory authorities, we may be unable to meet demand for our products, potentially resulting in lost revenues.

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

In all the countries where we may sell our products, governmental regulations exist to define standards for manufacturing, packaging, labeling and storing. All of our suppliers of raw materials and contract manufacturers must comply with these regulations. Failure to do so could result in supply interruptions. In the United States, the FDA requires that all suppliers of pharmaceutical bulk material and all manufacturers of pharmaceuticals for sale in or from the United States achieve and maintain compliance with the FDA’s cGMP regulations and guidelines. Failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on them or us, including fines, injunctions, civil penalties, disgorgement, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, before any product batch produced by our manufacturers can be shipped, it must conform to release specifications pre-approved by regulators for the content of the pharmaceutical product. If the operations of one or more of our manufacturers were to become unavailable for any reason, any required FDA review and approval of the operations of an alternative supplier could cause a delay in the manufacture of our products.

The commercialization of our products will be substantially dependent on our ability to develop effective sales and marketing capabilities.

For our product candidates currently under development, our strategy is to develop compounds through the Phase 2 stage of clinical testing and market or co-promote certain of our drugs. We currently have no sales, marketing or distribution capabilities. We will depend primarily on strategic alliances with third parties, which have established distribution systems and sales forces, to commercialize our drugs. To the extent that we are unsuccessful in commercializing any drugs ourselves or through a strategic alliance, product revenues may suffer, we may incur significant additional losses and our share price would be negatively affected.

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

The current economic conditions and financial market instability could adversely affect our business and results of operations.

Economic conditions remain difficult with the continuing uncertainty in the global credit markets, the European Union, the financial services industry and the United States capital markets and with the United States economy as a whole experiencing a period of substantial uncertainty characterized by unprecedented intervention by the United States federal government and the European Union. We believe the current economic conditions and financial market instability could adversely affect our operations, business and prospects, as well as our ability to obtain funds. If these circumstances persist or continue to worsen, our future operating results could be adversely affected, particularly relative to our current expectations.

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

We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy for their intended uses before the FDA, and other regulatory authorities in the United States, the European Union and elsewhere. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or other regulatory authorities for premarket approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. Sapacitabine, our most advanced drug candidates for the treatment of cancer, is currently in Phase 3 for AML and Phase 2 for AML, MDS, NSCLC and CLL. A combination of sapacitabine and seliciclib is currently in a Phase 1 clinical trial. We cannot be certain that the clinical development of these or any other drug candidates in preclinical testing or clinical development will be successful, that we will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Our commercial revenues from our product candidates currently in development, if any, will be derived from sales of drugs that will not become marketable for several years, if at all.

We have a history of operating losses and we may never become profitable. Our stock is a highly speculative investment.

We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of December 31, 2011 and 2012, our accumulated deficit was $257.1 million and $270.3 million, respectively. Our net loss was $15.2 million and $13.2 million for the year ended December 31, 2011 and 2012, respectively. Our net loss applicable to common stockholders from inception through December 31, 2012 was $312.8 million. Our drug candidates are in the mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years, as we continue our research and development of our drug candidates, seek regulatory approvals and commercialize any approved drugs. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.

If we fail to comply with the continued listing requirements of the NASDAQ Global Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed for trading on the NASDAQ Global Market. We must satisfy NASDAQ’s continued listing requirements, including, among other things, a minimum stockholders’ equity of $10.0 million and a minimum bid price for our common stock of $1.00 per share, or risk delisting, which would have a material adverse effect on our business. A delisting of our common stock from the NASDAQ Global Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, and employees and fewer business development opportunities.

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

Any workforce and expense reductions similar to those carried out in September 2008 and June 2009 could result in significant delays in implementing our strategic plans. In addition, employees, whether or not directly affected by such reduction, may seek future employment with our business partners or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. In addition, any workforce reductions or restructurings would be expected to involve significant expense as a result of contractual terms in certain of our existing agreements, including potential severance obligations as well as any payments that may, under certain circumstances, be required under our agreement with the Scottish Enterprise. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce and expense reductions. Finally, the implementation of expense reduction programs may result in the diversion of the time and attention of our executive management team and other key employees, which could adversely affect our business.

Funding constraints may negatively impact our research and development, forcing us to delay our efforts to develop certain product candidates in favor of developing others, which may prevent us from commercializing our product candidates as quickly as possible.

Research and development is an expensive process. As part of our operating plan, we have decided to focus our clinical development priorities on sapacitabine, while still possibly continuing to progress additional programs pending the availability of clinical data and the availability of funds, at which time we will determine the feasibility of pursuing, if at all, further advanced development of seliciclib, or additional programs. Because we have to prioritize our development candidates as a result of budget constraints, we may not be able to fully realize the value of our product candidates in a timely manner, if at all.

We are exposed to risks related to foreign currency exchange rates.

Some of our costs and expenses are denominated in foreign currencies. Most of our foreign expenses are associated with our research and development expenditures, including the operating costs of our United Kingdom-based wholly-owned subsidiary. When the United States dollar weakens against the British pound or the Euro, the United States dollar value of the foreign currency denominated expense increases, and when the United States dollar strengthens against the British pound or the Euro, the United States dollar value of the foreign currency denominated expense decreases. Consequently, changes in exchange rates, and in particular a weakening of the United States dollar, may adversely affect our results of operations.

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

Specifically, sapacitabine is covered in granted, composition of matter patents that expire in 2014 in the United States and expired in 2012 outside the United States. Sapacitabine is further protected by additional granted, composition of matter patents claiming certain, stable crystalline forms of sapacitabine and their pharmaceutical compositions and therapeutic uses that expire in 2022 (and may be eligible for a Hatch-Waxman term restoration of up to five years, which could extend the expiration date to 2027), patent applications claiming the combination of sapacitabine with hypomethylating agents, including decitabine, which is being tested as one of the arms of the SEAMLESS Phase 3 trial, a United States granted patent claiming a specified method of administration of sapacitabine with patent exclusivity until July 2030. In early development, amorphous sapacitabine was used. We have used one of the stable, crystalline forms of sapacitabine in nearly all our Phase 1 and in all of our Phase 2 and Phase 3 clinical studies. We have also chosen this form for commercialization. Additional patents and applications  claim certain medical uses and formulations of sapacitabine which have emerged in our clinical trials.

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

Even if patents are issued regarding our drug candidates or methods of using them, those patents can be challenged by our competitors who may argue such patents are invalid and/or unenforceable. Patents also will not protect our drug candidates if competitors devise ways of making or using these product candidates without legally infringing our patents. The U.S. Federal Food, Drug and Cosmetic Act and FDA regulations and policies and equivalents in other jurisdictions provide incentives to manufacturers to challenge patent validity or create modified, noninfringing versions of a drug in order to facilitate the approval of abbreviated new drug applications for generic substitutes. These same types of incentives encourage manufacturers to submit NDAs that rely on literature and clinical data not prepared for or by the drug sponsor.

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

There is a risk that we are infringing or will infringe the proprietary rights of third parties because patents and pending applications belonging to third parties exist in the United States, the European Union and elsewhere in the world in the areas of our research. Others might have been the first to make the inventions covered by each of our or our licensors’ pending patent applications and issued patents and might have been the first to file patent applications for these inventions. We are aware of several published patent applications, and understand that others may exist, that could support claims that, if granted and held valid, could cover various aspects of our developmental programs, including in some cases particular uses of our lead drug candidate sapacitabine, seliciclib or other therapeutic candidates, or gene sequences, substances, processes and techniques that we use in the course of our research and development and manufacturing processes. We are aware that other patents exist that claim substances, processes and techniques, which, if held valid, could potentially restrict the scope of our research, development or manufacturing operations.  In addition, we understand that other applications and patents exist relating to potential uses of sapacitabine and seliciclib that are not part of our current clinical programs for these compounds. Numerous third-party United States and foreign issued patents and pending applications exist in the area of kinases, including CDK, PLK and AK for which we have research programs. For example, some pending patent applications contain broad claims that could represent freedom to operate limitations for some of our kinase programs should they be issued unchanged. Although we intend to continue to monitor these applications, we cannot predict what claims will ultimately be allowed and if allowed what their scope would be. In addition, because the patent application process can take several years to complete, there may be currently pending applications, unknown to us, which may later result in issued patents that cover the production, manufacture, commercialization or use of our drug candidates. If we wish to use the technology or compound claimed in issued and unexpired patents owned by others, we will need to obtain a license from the owner, enter into litigation to challenge the validity of the patents or incur the risk of litigation in the event that the owner asserts that we infringe its patents. In one case we have opposed a European patent relating to human aurora kinase and the patent has been finally revoked (no appeal was filed). We are also aware of a corresponding U.S. patent containing method of treatment claims for specific cancers using aurora kinase modulators which, if held valid, could potentially restrict the use of our aurora kinase inhibitors once clinical trials are completed.

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

•                  be required to pay substantial royalties or grant a cross license to our patents to another patent holder; decide to locate some of our research, development or manufacturing operations outside of Europe or the United States;

•                  be required to pay substantial damages for past infringement, which we may have to pay if a court determines that our product candidates or technologies infringe a competitor’s patent or other proprietary rights; or

•                  be required to redesign the manufacturing process or formulation of a drug candidate so it does not infringe, which may not be possible or could require substantial funds and time.

Risks Related to Securities Regulations and Investment in Our Securities

Failure to achieve and maintain internal controls in accordance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

If we fail to maintain our internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed. We have concluded that our internal control over financial reporting was effective as of December 31, 2012.

We incur increased costs and management resources as a result of being a public company, and we may fail to comply with public company obligations.

As a public company, we face and will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that we would not incur as a private company. Compliance with the Sarbanes Oxley Act of 2002, as well as other rules of the SEC, the Public Company Accounting Oversight Board and the NASDAQ Global Market resulted in a significant initial cost to us as well as an ongoing compliance cost. As a public company, we are subject to Section 404 of the Sarbanes Oxley Act relating to internal control over financial reporting. We have completed a formal process to evaluate our internal controls for purposes of Section 404, and we concluded that as of December 31, 2012, our internal control over financial reporting was effective. As our business grows and changes, there can be no assurances that we can maintain the effectiveness of our internal controls over financial reporting. In addition, our independent certified public accounting firm has not provided an opinion on the effectiveness of our internal controls over financial reporting for the year ended December 31, 2012 because we are a smaller reporting company. In the event our independent auditor is required to provide an opinion on such controls in the future, there is a risk that the auditor would conclude that such controls are ineffective.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us. If analysts do not publish research reports or one or more of these analysts who were publishing research cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock or if our operating results do not meet their expectations, our stock price could decline.

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

In addition, in the event a third party seeks to acquire our company or acquire control of our company by way of a merger, but the terms of such offer do not provide for our preferred stock to remain outstanding or be converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to our preferred stock, the terms of the Certificate of Designation of our preferred stock provide for an adjustment to the conversion ratio of our preferred stock such that, depending on the terms of any such transaction, preferred stockholders may be entitled, by their terms, to receive up to $10.00 per share in common stock, causing our common stockholders not to receive as favorable a price as the price at which such shares may be trading at the time of any such transaction. As of December 31, 2012, there were 1,213,142 shares of our preferred stock issued and outstanding. If the transaction were one in which proceeds were received by the Company for distribution to stockholders, and the terms of the Certificate of Designation governing the preferred stock were strictly complied with, approximately $14.4 million would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time. Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.

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

Since we are not profitable, our ability to pay cash dividends will require the availability of adequate surplus. Even if adequate surplus is available to pay cash dividends on our preferred stock, we may not have sufficient cash to pay dividends on the preferred stock or we may choose not to declare the dividends. On January 11, 2013, the Board of Directors declared a quarterly dividend and, on February 1, 2013, paid such dividend to the holders of record of the Preferred Stock as of the close business on January 22, 2013.

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

•                  variations in our quarterly results; and

•                  announcements about our collaborators or licensors; and changes in accounting principles.

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

If our common or preferred stockholders sell substantial amounts of our stock in the public market, or the market perceives that such sales may occur, the market price of our common and preferred stock could fall. If additional holders of preferred stock elect to convert their shares to shares of common stock at renegotiated prices, such conversion as well as the sale of substantial amounts of our common stock, could cause dilution to existing holders of our common stock, thereby also negatively affecting the price of our common stock. For example, during the first quarter of 2013, we issued 1,513,653 shares of our common stock in exchange for 792,460 shares of our preferred stock in arms-length negotiations between us and the other parties who had approached us to propose the exchanges.

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

We may automatically convert the convertible preferred stock into common stock if the closing price of our common stock exceeds $247.10. There is a risk of fluctuation in the price of our common stock between the time when we may first elect to automatically convert the preferred and the automatic conversion date.

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

Our management team will have broad discretion over the use of the net proceeds from the sale of our common stock to Aspire Capital Fund, LLC.

On December 14, 2012, we entered into a Stock Purchase Agreement with Aspire Capital Fund, LLC, pursuant to which we may require Aspire Capital to purchase up to an additional 1,455,787 shares from time to time over the next two years at prices derived from the market prices on or near the date of each sale.  However, such commitment is limited to $19.0 million of share purchases. During the first quarter of 2013, we sold 650,000 shares of our common stock under this arrangement in consideration of aggregated proceeds of $3.4 million. Our management will use its discretion to direct the net proceeds from the sale of those shares. We intend to use all of the net proceeds, together with cash on hand, for general corporate purposes. General corporate purposes may include working capital, capital expenditures, development costs, strategic investments or possible acquisitions. Our management’s judgments may not result in positive returns on your investment and you will not have an opportunity to evaluate the economic, financial or other information upon which our management bases its decisions.

The sale of our common stock to Aspire Capital may cause substantial dilution to our existing stockholders and the sale of the shares of common stock acquired by Aspire Capital could cause the price of our common stock to decline.

We have registered for sale the shares that we have already issued to Aspire Capital and an additional 1,455,787 shares that we may sell to Aspire Capital under the Stock Purchase Agreement. It is anticipated that shares registered will be sold by Aspire Capital over a period of up to approximately 24 months from January 2013. Under the Stock Purchase Agreement, we have the right, but not the obligation, to sell more than the 1,689,317 shares of common stock, if we obtain shareholder approval or an exception pursuant to the rules of the NASDAQ Global Market is obtained to issue more than 19.99%, to be in compliance with the applicable listing maintenance rules of the NASDAQ Global Market. As of March 15, 2013, the Company issued 650,000 shares of common stock in exchange for $3.1 million. We are not required or permitted to issue any shares of common stock under the Purchase Agreement if such issuance would breach our obligations under the rules or regulations of the NASDAQ Global Market. In addition, we must register under the Securities Act the sale by Aspire Capital of any additional shares we may elect to sell to Aspire Capital before we can put such additional shares to Aspire Capital under the Stock Purchase Agreement. Further, the number of shares ultimately offered for sale by Aspire Capital is dependent upon the number of shares we elect to sell to Aspire Capital under the Stock Purchase Agreement. Depending upon market liquidity at the time, sales of shares of our common stock under the Stock Purchase Agreement may cause the trading price of our common stock to decline.

In addition to the Initial Purchase Shares, Aspire Capital may ultimately purchase all, some or none of the remaining $19.0 million of common stock. Aspire Capital may sell all, some or none of our shares that it holds or comes to hold under the Purchase Agreement. Sales by Aspire Capital of shares acquired pursuant to the Purchase Agreement may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of sales of our shares to Aspire Capital, and the Purchase Agreement may be terminated by us at any time at our discretion without any penalty or cost to us.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In May 2011, we extended our current lease for our corporate headquarters in Berkeley Heights, New Jersey, for an additional five years. In October 2000, we entered into a 25-year lease for our research and development facility in Dundee, Scotland. We believe that our existing facilities are adequate to accommodate our business needs.

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

On March 6, 2013, the United States District Court for the District of Delaware “So Ordered” a Stipulation and Order For Stay as to all pending dates on the court’s calendar for a period of 30 days. This stay relates to all proceedings, including the Markman (or claim construction) hearing previously scheduled for March 14, 2013.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Global Market, or NASDAQ, under the symbol “CYCC”. Our preferred stock currently trades on NASDAQ under the symbol “CYCCP”. The following table summarizes, for the periods indicated, the high and low sales prices for the common stock as reported by NASDAQ:

	High	Low
2012
Quarter ended March 31, 2012	$5.60	$3.36
Quarter ended June 30, 2012	$5.39	$2.73
Quarter ended September 30, 2012	$6.23	$3.08
Quarter ended December 31, 2012	$8.18	$4.30
2011
Quarter ended March 31, 2011	$11.13	$8.40
Quarter ended June 30, 2011	$12.88	$8.54
Quarter ended September 30, 2011	$8.96	$2.73
Quarter ended December 31, 2011	$6.16	$2.52

Holders of Common Stock

On March 29, 2013, we had approximately 84 registered holders of record of our 10,831,779 outstanding common stock. On March 28, 2013, the closing sale price of our common stock as reported by NASDAQ was $5.59 per share.

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

Item 6.  Selected Financial Data

Smaller reporting companies are not required to provide information in response to this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This report contains certain statements that may be deemed ‘forward-looking statements’ within the meaning of United States securities laws. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Certain factors that could cause results to differ materially from those projected or implied in the forward looking statements are set forth in this Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Item 1A — Risk factors”.

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

•                  Myelodysplastic syndromes, or MDS; and

•                  Non-small cell lung cancer, or NSCLC.

We have other ongoing clinical programs with sapacitabine in non-small cell lung cancer, or NSCLC and sapacitabine in combination with seliciclib in patients who are BRCA-mutation carriers awaiting further data. Once data becomes available and is reviewed, we will determine the feasibility of pursuing further development and/or partnering these assets and also seliciclib in NSCLC and nasopharyngeal cancer, or NPC. Our core area of expertise is in cell cycle biology and we focus primarily on the development of orally-available anticancer agents that target the cell cycle with the aim of slowing the progression or shrinking the size of tumors, and enhancing the quality of life and improving survival rates of cancer patients. We have generated several families of anticancer drugs that act on the cell cycle including nucleoside analogues, cyclin dependent kinase, or CDK, inhibitors Plk inhibitors and Aurora kinase/Vascular Endothelial Growth Factor Receptor 2 or AK/VEGFR 2 inhibitors.

Although a number of pharmaceutical and biotechnology companies are currently attempting to develop nucleoside analogues, CDK inhibitor and AK inhibitor drugs, we believe that our drug candidates are differentiated in that they are orally-available and interact with unique target profiles and mechanisms.  For example we believe that our sapacitabine is the only orally-available nucleoside analogue presently being tested in Phase 3 trial in AML and in Phase 2 for MDS and seliciclib is the most advanced orally-available CDK inhibitor currently in Phase 2 trials. Our resources are primarily directed towards advancing our lead drug candidate sapacitabine through in-house development activities. We are advancing our earlier stage novel drug series through a combination of government funding and external collaborators but with limited investment by us. Research and development expenditures for the year ended December 31, 2012 decreased by $2.6 million, or 28%, from $9.2 million for the year ended December 31, 2011 to $6.6 million for the year ended December 31, 2012.  Research and development expenditures for the year ended December 31, 2011 increased $2.8 million, or 44%, from $6.4 million for the year ended December 31, 2010 to $9.2 million for the year ended December 31, 2011.

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

From our inception in 1996 through December 31, 2012, we have devoted substantially all our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of December 31, 2012, our accumulated deficit during the development stage was $270.3 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and pre-clinical drug candidates. Our operating expenses are comprised of research and development expenses and selling, general and administrative expenses.

To date, we have not generated significant product revenue but have financed our operations and internal growth through private placements, registered direct financings, licensing revenue, collaborations, interest on investments, government grants and research and development tax credits. We have recognized revenues from inception through December 31, 2012, totaling $6.8 million, of which $3.1 million is derived from fees under collaborative agreements and $3.7 million of grant revenue from various United Kingdom government grant awards. We also recorded $3.6 million from product sales, although these sales ceased effective September 30, 2012. We have also recognized $19.5 million in research and development tax credits, which are reported as income tax benefits on the consolidated statements of operations, from the United Kingdom’s tax authority, H.M. Revenue & Customs since inception.

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

Termination and Settlement Agreement

On August 10, 2012, we entered into an agreement with Sinclair Pharmaceuticals Limited (“Sinclair”) to terminate, effective September 30, 2012, the distribution agreements relating to the promotion and sale of Xclair®, Numoisyn® Lozenges and Numoisyn® Liquid. The agreement includes a minimum royalty arrangement based on future net revenues, under which Sinclair will pay us a minimum of approximately $1.0 million in quarterly installments over the next three years ending on September 30, 2015. The operating results associated with the promotion and sale of Xclair®, Numoisyn® Liquid and Numoisyn® Lozenges are classified within (loss) income from discontinued operations, net of tax in the consolidated statements of operations for all periods presented, and the associated assets and liabilities are classified within current and long-term assets of discontinued operations and current liabilities of discontinued operations, as appropriate, in the consolidated balance sheets for all applicable periods presented.

Preferred Stock Dividend

On January 11, 2013, the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per share on our 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”).  The cash dividend was paid on February 1, 2013 to the holders of record of the Preferred Stock as of the close business on January 22, 2013.

Preferred Stock Exchange

On January 2, February 1 and March 28, 2013, we settled three separate Securities Exchange Agreements with preferred stockholders, pursuant to which we issued an aggregate of 1,513,653 common shares to preferred stock holders in exchange of 792,460 shares of our 6% Exchangeable Convertible Preferred Stock.  The terms were determined by arms-length negotiations between the parties and the shares of common stock were issued in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”), for securities exchanged by the issuer and an existing security holder where no commission or other remuneration is paid or given directly or indirectly by the issuer for soliciting such exchange. As we issued 1,465,480 common shares in excess of the number of shares the preferred stock was convertible into under the original conversion terms, we anticipate recording approximately $8.4 million of deemed dividends associated with these exchanges during the first quarter of 2013. As of March 28, 2013, a total of 420,862 shares of Preferred Stock remain outstanding.

Results of Operations

Years ended December 31, 2011 and 2012 compared to years ended December 31, 2010 and 2011, respectively.

Results of Continuing Operations

Revenues

The following table summarizes the components of our revenues for the years ended December 31, 2010, 2011 and 2012 (all numbers in table are in thousands except percentages):

	Years ended			$ Differences		% Differences
	2010	2011	2012	2010 to 2011	2011 to 2012	2010 to 2011	2011 to 2012

Collaboration and research and development revenue	$100	$—	$—	$(100)	$—	(100)%	—%
Grant revenue	12	—	69	(12)	69	(100)%	100%
Total revenue	$112	$—	$69	$(112)	$69	(100)%	100%

We recognized $0.1 million of collaboration and research and development revenue for the year ended December 31, 2010, derived from an agreement with a pharmaceutical company under which we provided one of our compounds for evaluation in the field of eye care. We had no collaboration and research and development revenue for the years ended December 31, 2011 and 2012.

Grant revenue is recognized as we incur and pay for qualifying costs and services under the applicable grant. Grant revenue is primarily derived from various United Kingdom government and European Union grant awards. For the years ended December 31, 2010 and 2012, we had grant revenue of $12,000 and $69,000, respectively. We did not recognize any grant revenue for the year ended December 31, 2011.

The future

We expect to recognize approximately $1.4 million in grant revenue over the next twelve to eighteen months from the European Union and approximately $1.9 million in grant revenue over the next two years from the UK Government’s Biomedical Catalyst.

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

The following table provides information with respect to our research and development expenditures for the years ended December 31, 2010, 2011 and 2012 (all numbers in table are in thousands except percentages):

	Years ended			$ Differences		% Differences
	2010	2011	2012	2010 to 2011	2011 to 2012	2010 to 2011	2011 to 2012

Sapacitabine	$5,222	$8,710	$6,275	$3,488	$(2,435)	67%	(28)%
Other costs related to research and development programs, management and exploratory research	1,192	496	317	(696)	(179)	(58)%	(36)%
Total research and development expenses	$6,414	$9,206	$6,592	$2,792	$(2,614)	44%	(28)%

Research and development expenses represented 42%, 58% and 43% of our operating expenses for the years ended December 31, 2010, 2011 and 2012, respectively. Included in research and development expenses is stock-based compensation of $0.4 million, $0.2 million and approximately $71,000 for the years ended December 31, 2010, 2011 and 2012, respectively.

Fiscal 2012 as compared to fiscal 2011

Research and development expenditures decreased by $2.6 million to $6.6 million for the year ended December 31, 2012 from $9.2 million for the year ended December 31, 2011. The decrease was primarily due to $1.6 million of contractual expenses recognized during the year ended December 31, 2011, resulting from an achievement of a milestone triggered by the opening of enrollment in the lead-in portion our SEAMLESS trial, pursuant to the Daiichi-Sankyo license under which we license certain patent rights for sapacitabine, a $0.4 million decrease in outsourced research costs as a result of an out of period reversal of accrued pre-clinical costs, a $0.5 million decrease in sapacitabine clinical supply costs, a $0.1 million decrease in stock compensation charges, and a $0.2 million decrease in employment costs partially offset by a $0.5 million increase in clinical trial costs.

Fiscal 2011 as compared to fiscal 2010

Research and development costs increased by 44%, or $2.8 million, from $6.4 million for the year ended December 31, 2010 to $9.2 million for the year ended December 31, 2011. The increase in costs of $2.8 million is primarily due to a $3.5 million increase in sapacitabine-related costs and a $0.7 million decrease in other research and development costs, respectively, as we continue to focus on the development of sapacitabine. The $3.5 million increase in sapacitabine expenditures was primarily due to $1.6 million of contractual expenses, resulting from an achievement of a milestone triggered by the opening of enrollment in our SEAMLESS trial, pursuant to the Daiichi Sankyo license under which we license certain patent rights for sapacitabine, a $0.9 million increase related to clinical trial supplies, and a $1.0 million increase in clinical trial expenses. Other research and development costs decreased $0.7 million to $0.5 million for the year ended December 31, 2011 from $1.2 million for the year ended December 31, 2010, as we have concentrated financial resources on the development of sapacitabine and reduced investment in other compounds.

The future

We expect to continue to concentrate our resources on the development of sapacitabine. We anticipate that overall research and development expenditures, for the year ended December 31, 2013 to be similar compared to the year ended December 31, 2012, as we continue enrollment in the randomized portion of the SEAMLESS pivotal Phase 3 trial.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the total general and administrative expenses for the years ended December 31, 2010, 2011 and 2012 (all numbers in table are in thousands except percentages):

	Years ended			$ Differences		% Differences
	2010	2011	2012	2010 to 2011	2011 to 2012	2010 to 2011	2011 to 2012

General and administrative expenses	$8,833	$6,542	$8,580	$(2,291)	$2,038	(26)%	31%

Total general and administrative expenses represented 58%, 42% and 57% of our operating expenses for the years ended December 31, 2010, 2011 and 2012, respectively.

Fiscal 2012 as compared to fiscal 2011

Our general and administrative expenditure increased by approximately $2.0 million to $8.6 million for the year ended December 31, 2012, from $6.5 million for the year ended December 31, 2011. The increase in expenses was primarily attributable to a net increase in professional and consultancy costs of $2.2 million, an increase of employment-related costs of $0.2 million, and offset by a decrease in stock compensation costs of $0.4 million.

Fiscal 2011 as compared to fiscal 2010

General and administrative expenses decreased by 26%, or $2.3 million, to $6.5 million for the year ended December 31, 2011, from $8.8 million for the year ended December 31, 2010. The decrease of $2.3 million in expenses was primarily attributable to a decrease in professional and consultancy costs of $1.4 million, a decrease in stock based compensation of $0.7 million, a decrease in salaries of $0.1 million, and a decrease in rent of $0.4 million as a result of the expiration of our lease on a facility in Bothell, Washington in December 2010. These amounts were partially offset by a $0.2 million increase in patent-related costs, and a $0.1 million increase in Board of Directors expenses, mostly due to the addition of two new board members during the year ended December 31, 2011.

The future

We expect general and administrative expenditures for the year ended December 31, 2013 to be lower than our expenditures for the year ended December 31, 2012 as a result of an expected decrease in professional and consultancy costs.

Other income / (expense)

The following table summarizes the other income for years ended December 31, 2010, 2011 and 2012 (all numbers in table are in thousands except percentages):

	Years ended			$ Differences		% Differences
	2010	2011	2012	2010 to 2011	2011 to 2012	2010 to 2011	2011 to 2012
Non-cash consideration associated with stock purchase agreement	$—	$—	$(423)	$—	$(423)	—%	—%
Change in valuation of Economic Rights	—	—	(23)	—	(23)	—%	—%
Change in valuation of liabilities measured at fair value	(338)	609	51	947	(558)	280%	(92)%
Foreign Exchange (losses) / gains	(68)	(74)	292	(6)	366	9%	(495)%
Interest income	37	45	22	8	(23)	22%	(51)%
Interest expense	(43)	—	—	43	—	100%	—%
Other income	—	—	77	—	77	—%	—%
Total other (expense), income net	$(412)	$580	$(4)	$992	$(584)	241%	(101)%

Fiscal 2012 as compared to fiscal 2011

Total other income and expense, net, decreased by approximately $0.6 million, from income of approximately $0.6 million for year ended December 31, 2011, to an expense of approximately $4,000 for the year ended December 31, 2012. The decrease was primarily because of a $0.6 million decrease in change in valuation of liabilities measured at fair value and a $0.4 expense related to the stock purchase agreement, partially offset by a $0.4 million increase in foreign exchange gains (losses), mostly due to the increase in exchange rate of the British Pound Sterling relative to the U.S. Dollar.

Non-cash consideration associated with stock purchase agreement

The $0.4 million represents the portion of the fair value of the 74,548 shares of common stock issued for no consideration in the connection with the Aspire transaction that have been allocated to the right to sell additional shares in the future.

Change in valuation of Economic Rights

This relates to the sale of economic rights in connection with our ongoing litigation with Celgene Corporation pursuant to the purchase agreement completed with certain investors in March 2012. These collective rights are classified as liabilities and are marked to market each reporting period. For the year ended December 31, 2012, we recognized a loss of approximately $23,000 due to the change in the value of economic rights from the transaction date of March 22, 2012 to December 31, 2012.

Change in valuation of liabilities measured at fair value

The change in valuation of other liabilities measured at fair value relates to the issue of warrants to purchase shares of our common stock under the registered direct financing completed in February 2007 and our liability under an agreement with the Scottish Enterprise, or SE, that would potentially require us to make a payment to SE should staffing levels in Scotland fall below prescribed minimum levels. The warrants and agreement are classified as liabilities. The value of the warrants and the SE Agreement are being marked to market each reporting period as a gain or loss. Such gains or losses will continue to be reported for the warrants until they are exercised or expired. Gains or losses on the SE Agreement will be reported until the agreement expires in July 2014. For the year ended December 31, 2011 and 2012, the change in the valuation of liabilities measured at fair value was a gain of $0.6 million and a gain of approximately $51,000, respectively.

Foreign Exchange gains / (losses)

Foreign exchange gains (losses) increased by $0.4 million to a gain of $0.3 million for the year ended December 31, 2012 compared to a loss of approximately $0.1 million for the year ended December 31, 2011. Foreign exchange gains (losses) are reported in the consolidated statement of operations as a separate line item within other income (expense).

The intercompany loans outstanding are not expected to be repaid in the foreseeable future and the nature of the funding advanced is of a long-term investment nature. Therefore all unrealized foreign exchange gains or losses arising on the intercompany loans are recognized in other comprehensive income until repayment of the intercompany loan becomes foreseeable. Unfavorable unrealized foreign exchange movements related to intercompany loans recorded in other comprehensive income totaled $4.6 million gain and $0.6 million loss for the years ended December 31, 2012 and December 31, 2011, respectively.

Interest Income

Interest income decreased by approximately $23,000 to approximately $22,000 for the year ended December 31, 2012 compared to  approximately $45,000 for the year ended December 31, 2011. The lower interest income was due to a decrease in cash and cash equivalents in 2012 as compared to 2011.

Other Income

We recognized $62,000 in other income from the sale of laboratory equipment during the year ended December 31, 2012. We did not recognize any such income during the year ended December 31, 2011.

Fiscal 2011 as compared to fiscal 2010

Total other income (expense), net, increased by $1.0 million, from an expense of $0.4 million for the year ended December 31, 2010, to income of $0.6 million for the year ended December 31, 2011, mainly due the $1.0 million increase in the change in the valuation of the warrant liability, mostly due to the decrease in our common share price from $10.29 at December 31, 2010 to $4.13 at December 31, 2011.

Change in valuation of liabilities measured at fair value

The change in valuation of other liabilities measured at fair value relates to the issue of warrants to purchase shares of our common stock under the registered direct financing completed in February 2007 and our liability under an agreement with the Scottish Enterprise, or SE, that would potentially require us to make a payment to SE should staffing levels in Scotland fall below prescribed minimum levels. The warrants and agreement are classified as liabilities. The value of the warrants and the SE Agreement are being marked to market each reporting period as a gain or loss. Such gains or losses will continue to be reported for the warrants until they are exercised or expired. Gains or losses on the SE Agreement will be reported until the agreement expires in July 2014. For the year ended December 31, 2011, we recognized income from the change in the valuation of liabilities measured at fair value of $0.6 million and for the year ended December 31, 2010, we recognized an expense of $0.3 million.

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

The future

The valuation of the economic rights, warrants liability, and SE Agreement will continue to be re-measured at the end of each reporting period.  The change in valuation of the economic rights is dependent on a number factors, including our stock price, and other management assumptions, including the probability of success of the underlying litigation, amount of award or settlement, discount rate, royalty rate, and timing of cash flows, and may fluctuate significantly, which may have a significant impact on our statement of operations. The valuation of the warrants is not expected to change based on the exercise price relative to the market price per share of our common stock and the February 2014 expiration. The valuation of the SE Agreement is dependent on a number of factors, including our stock price and the probability of the occurrence of certain events that would give rise to a payment.  We do not expect the valuation of fair value of the SE Agreement to fluctuate significantly.

The value of the purchased put right obtained in connection with the Aspire stock purchase agreement is not expected to change throughout the term of the agreement because shares sold upon exercise are priced at a an amount slightly lower than the current fair value at the time of sale.

As the nature of funding advanced through intercompany loans is that of a long-term investment in nature, unrealized foreign exchange gains and losses on such funding will be recognized in other comprehensive income until repayment of the intercompany loan becomes foreseeable.

Income tax benefit

Credit is taken for research and development tax credits, which are claimed from the United Kingdom’s taxation and customs authority, in respect of qualifying research and development costs incurred.

The following table summarizes total income tax benefit for the years ended December 31, 2010, 2011 and 2012 (all numbers in table are in thousands except percentages):

	Years ended			$ Differences		% Differences
	2010	2011	2012	2010 to 2011	2011 to 2012	2010 to 2011	2011 to 2012
Total income tax benefit	$657	$565	$1,351	$(92)	$786	(14)%	139%

Fiscal 2012 as compared to fiscal 2011

The total income tax benefit increased $0.8 million to $1.4 million for the year ended December 31, 2012 from $0.6 million for the year ended December 31, 2011. Research and development tax credits recoverable increased by approximately $0.5 million to $1.0 million for the year ended December 31, 2012 from $0.6 million for the year ended December 31, 2011. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.  In 2011, these credits were also restricted to the payroll taxes paid by us to the UK Tax Authority in that year.  However, in July 2012, legislation was passed to eliminate this restriction for the year ended December 31, 2012. In addition, the income tax benefit for the year ended December 31, 2012 includes a $0.3 million income tax benefit that is completely offset by a $0.3 million income tax expense related to discontinued operations.

Fiscal 2011 as compared to fiscal 2010

Research and development tax credits recoverable decreased by 14%, or $0.1 million, from $0.7 million for the year ended December 31, 2010 to $0.6 million for the year ended December 31, 2011. The level of tax credits recoverable was linked directly to qualifying research and development expenditure incurred in any one year but was also restricted to payroll taxes paid by us in the United Kingdom in that same year. The decrease is a consequence of the lower eligible payroll expenses in the United Kingdom.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so. The amount of tax credits we will receive is entirely dependent on the amount of eligible expenses we incur. We expect our qualifying research and development expenditure, and thus our tax credit, will remain the same or increase for the year ended December 31, 2013.

Results of Discontinued Operations

(Loss) income from discontinued operations, net of tax (all numbers in table are in thousands except percentages):

	Years ended			$ Differences		% Differences
	2010	2011	2012	2010 to 2011	2011 to 2012	2010 to 2011	2011 to 2012
Loss from discontinued operations	$(1,131)	$(640)	$(285)	$491	$355	43%	55%
Gain on termination of distribution agreement	—	—	1,192	—	1,192	—%	—%
Income tax expense	—	—	(337)	—	(337)	—%	—%
(Loss) income from discontinued operations, net of tax	$(1,131)	$(640)	$570	$491	$1,210	43%	189%

In August 2012, we entered into a termination and settlement agreement with Sinclair to terminate, effective September 30, 2012, our license to distribute the ALIGN products, after which we will no longer generate product revenue. The operating results associated with the ALIGN products are classified within income (loss) from discontinued operations, net of tax in the consolidated statements of operations for the years ended December 31, 2010, 2011 and 2012.

Fiscal 2012 as compared to fiscal 2011

(Loss) income from discontinued operations, net of tax, increased $1.2 million from a loss of $0.6 million for the year ended December 31, 2011, to income of $0.6 million for the year ended December 31, 2012. The increase is the result of a $1.2 million gain on termination of the distribution agreements, which is the $0.9 million for the present value of the $1.0 million we will receive over the next three years as part of a minimum royalty arrangement included in our termination agreement with Sinclair and the recognition of $0.3 million associated with a $0.3 million product returns provision liability for which an offsetting asset has been recorded based on our rights under the termination and settlement agreement. Selling, general and administrative expenses decreased $0.4 million and product revenue decreased $0.1 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. In addition, we recorded income tax expense associated with discontinued operations for the year ended December 31, 2012 of $0.3 million, which is offset by a $0.3 million income tax benefit recorded in continuing operations for the year ended December 31, 2012.

Fiscal 2011 as compared to fiscal 2010

Loss from discontinued operations, net of tax decreased $0.5 million from a loss of $1.1 million for the year ended December 31, 2010, to a loss of $0.6 million for the year ended December 31, 2011. The decrease was primarily due to a $0.3 million decrease in selling, general and administrative expenses a $0.1 million increase in product revenues and a $0.1 million decrease in cost of sales.

The future

We have ceased operations associated with the ALIGN products effective September 30, 2012 and do not expect significant activity beyond the year ended December 31, 2012. We may earn additional income from discontinued operations over the next three years if certain sales targets are met by a successor distributor according to the termination agreement with Sinclair.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of December 31, 2010, 2011 and 2012:

	December 31, 2010	December 31, 2011	December 31, 2012
	(in thousands)
Cash and cash equivalents	$29,495	$24,449	$16,412

Working capital:
Current assets	$31,051	$25,831	$18,872
Current liabilities	(6,535)	(6,498)	(9,335)
Total working capital	$24,516	$19,333	$9,537

At December 31, 2012, we had cash and cash equivalents of $16.4 million compared to $24.4 million at December 31, 2011. The decrease in balance was primarily due to normal cash outflows required to operate our business, offset by $2.9 million in proceeds, net of certain expenses, received from a sale of common stock and Economic Rights completed in March 2012 and approximately $1.0 million in proceeds received from a stock purchase agreement completed in December 2012. At December 31, 2011, we had cash and cash equivalents of $24.4 million compared to $29.5 million at December 31, 2010. The decrease in cash and cash equivalents was primarily due to normal cash outflows required to operate our business, offset by net proceeds of $9.3 million from the July 2011 underwritten common stock offering.

Current liabilities were $9.3 million at December 31, 2012 and $6.5 million at December 31, 2011. The $2.9 million increase from December 30, 2011 to December 31, 2012 was primarily due to the $1.1 million economic rights liability recorded as the result of a financing agreement entered into in March 2012 and a $1.8 million increase in accounts payable and accrued liabilities and other liabilities driven by an increase in professional and consultancy costs. Between December 31, 2010 and 2011, accounts payable, accrued and other current liabilities increased $0.5 million, offset by a $0.6 million decrease in warrants and other derivatives.

Since our inception, we have generated a limited amount of product revenues from ALIGN product sales, which are presented within loss from discontinued operations, net.  The ALIGN product revenues ceased on September 30, 2012.  We have relied primarily on the proceeds from sales of common and preferred equity securities, as well as the exercise of warrants, to finance our operations and internal growth. Additional funding has come through interest on investments, licensing revenue, government grants and research and development tax credits. We have incurred significant losses since our inception. As of December 31, 2012, we had a deficit accumulated during the development stage of $270.3 million.

We believe that existing funds together with cash generated from operations and recent financing activities are sufficient to satisfy our planned working capital, capital expenditures and other financial commitments for at least the next twelve months. However, we do not currently have sufficient funds to complete development and commercialization of any of our drug candidates. Current business and capital market risks could have a detrimental effect on the availability of sources of funding and our ability to access them in the future which may delay or impede our progress of advancing our drugs currently in the clinical pipeline to approval by the FDA for commercialization.

Cash Flows

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2010, 2011 and 2012 is summarized as follows:

	Year ended December 31,
	2010	2011	2012
	(in thousands)
Net cash used in operating activities	$(16,044)	$(13,977)	$(12,043)
Net cash provided by (used in) investing activities	$33	$(1)	$50
Net cash provided by financing activities	$33,396	$8,906	$3,975

Cash flows generated from discontinued operations have been combined with the cash flows from continuing operations within each of the Operating, Investing and Financing activities sections.

Operating activities

Net cash used in operating activities decreased by $2.0 million, from $14.0 million for the year ended December 31, 2011 to $12.0 million for the year ended December 31, 2012. Net cash used in operating activities during the year ended December 31, 2012 of $12.0 million resulted primarily from our net loss of $13.2 million, adjusted for $0.1 million of material non-cash activities comprising of change in valuation of liability-classified warrants, non-cash consideration associated with stock purchase agreement, depreciation, unrealized foreign exchange losses, stock based compensation expense amounting, transaction costs on sale of Economic Rights and gain on termination of distribution agreements and a net increase of $0.9 million due to a decrease in prepaid expenses and other current assets combined with a net increase in accounts payable and other current liabilities.

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

Investing activities

Net cash (used in) provided by investing activities increased from approximately $1,000 used in investing activities for the year ended December 31, 2011 to approximately $50,000 provided by investing activities for the year ended December 31, 2012, primarily as a result of the sale of laboratory equipment.

Net cash provided by (used in) investing activities decreased $34,000, from and inflow of $33,000 for the year ended December 31, 2010 to an outflow of $1,000 for the year ended December 31, 2011.

Capital expenditures have remained low as the Company has continued to focus on the clinical development of sapacitabine. Capital expenditures were $8,000, $6,000, and $12,000 for the years ended December 31, 2010, 2011 and 2012, respectively.

Financing activities

Net cash provided by financing activities was $4.0 million for the year ended December 31, 2012 as a result of approximately $2.9 million proceeds, net of certain expenses, from the sale of stock and economic rights and $1.0 million in proceeds related to a stock purchase agreement entered into in December 2012.

Net cash provided by financing activities for the year ended December 31, 2011 was $8.9 million, mostly from $9.3 million in financing proceeds, net of certain expenses, and offset by the payment of a $0.4 million dividend to the holders of our Preferred Stock.

For the year ended December 31, 2011, the net cash provided by financing activities was lower than in the previous year primarily due to the completion of a private placement of $14.0 million in net proceeds during October 2010, the two registered direct offerings in January 2010 for net proceeds of $11.9 million, the issuance of 0.4 million shares of common stock for $4.9 million as part of the Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge and the exercise of options and warrants totaling $2.6 million during 2010, as compared to the completion of an underwritten offering in July 2011 for net proceeds of $9.3 million and payment of a preferred stock dividend of $0.4 million.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future and cannot guarantee that we will generate any significant product revenues until a product candidate has been approved by the FDA or similar regulatory agencies in other countries and successfully commercialized. We have generated a limited amount of product revenues from ALIGN product sales but these product revenues ceased on September 30, 2012. However, we will receive approximately $1.0 million in quarterly installments over the next three years as part of a minimum royalty arrangement included in our termination agreement with Sinclair, which will be reported as cash flows provided by (used in) investing activities in our condensed consolidated statements of cash flows.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements.

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

Clinical Trial Accounting

Data management and monitoring of our clinical trials are performed with the assistance of contract research organizations (‘‘CROs’’) or clinical research associates (‘‘CRAs’’) in accordance with our standard operating procedures. Typically, CROs and some CRAs bill monthly for services performed, and others bill based upon milestones achieved. For outstanding amounts, we accrue unbilled clinical trial expenses based on estimates of the level of services performed each period. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as research and development expenses. Clinical trial costs related to patient enrollment are accrued as patients are entered into and progress through the trial. Any initial payment made to the clinical trial site is recognized upon execution of the clinical trial agreements and expensed as research and development expenses.

Research and Development Expenditures

Research and development expenses consist primarily of costs associated with our  product candidates, upfront fees, milestones, compensation and other expenses for research and development personnel, supplies and development materials, costs for consultants and related contract research, facility costs and depreciation. Expenditures relating to research and development are expensed as incurred.

Stock-based Compensation

We grant stock options, restricted stock units and restricted stock to officers, employees, directors and consultants under the Company’s Amended and Restated Equity Incentive Plan, which was amended and restated as of April 14, 2008 and May 23, 2012. We measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation over the requisite service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant.  The determination of grant-date fair value for stock option awards is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of our employees, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments.

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

The Company has concluded the fair value of this liability was approximately $1.1 million as of December 31, 2012.  We recognized a loss of approximately $23,000 on our consolidated statement of operations for the year ended December 31, 2012 as a result of change in value of the economic rights.

Other Liabilities Measured at Fair Value

Warrants Liability

The accounting guidance on derivatives and hedging requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as equity instruments, assets or liabilities. Under the provisions of this guidance, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no subsequent fair value adjustments are required. We review the classification of the contracts at each balance sheet date. Since we are unable to control all the events or actions necessary to settle the warrants in registered shares, the warrants have been recorded as a current liability at fair value. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statements of operations. We recorded income of approximately $0.6 million and $51,000 for the years ended December 31, 2011 and 2012, respectively to reflect the change in fair value. Fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. We do not expect changes in any of these variables to result in material adjustments to the expense recognized for changes in the valuation of the warrants liability.

Scottish Enterprise Agreement

The accounting guidance on distinguishing liabilities and equity requires freestanding financial instruments that meet certain criteria to be accounted for as liabilities and carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. We entered into an agreement with SE in 2009 that would require us to pay SE £4 million (approximately $6.2 million and $6.5 million at December 31, 2011 and December 31, 2012, respectively) less the market value of the shares held by SE if staffing levels in Scotland fall below minimum levels stipulated in the Agreement. Due to the nature of the associated contingency and the likelihood of occurrence, we concluded the fair value of this liability was approximately $20,000 at December 31, 2011 and 2012. The most significant inputs in estimating the fair value of this liability are the probabilities that staffing levels fall below the prescribed minimum levels and that we are unable or unwilling to replace such employees within the prescribed time period. As of December 31, 2011 and 2012, we concluded the probability of the combination of these events occurring is minimal. We record changes in fair value in the consolidated statement of operations. There were no changes to the fair value for the year ended December 31, 2012. We recorded an expense of $20,000 in the consolidated statement of operations for the year ended December 31, 2011.

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued guidance relating to certain foreign currency matters.  This guidance clarifies the parent company’s accounting for the cumulative translation adjustment when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity or of an investment in a foreign entity.  The guidance is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2013, the FASB issued guidance relating to obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The guidance should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements that exist at the beginning of an entity’s fiscal year of adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2013, the FASB issued guidance on the reporting of amounts reclassified out of accumulated other comprehensive income.  The guidance requires entities to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period, an entity should cross-reference to other disclosures currently required under U.S. GAAP.  The guidance is effective for all reporting periods (interim and annual) beginning after December 15, 2012. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2013, the FASB issued guidance to clarify the scope of the previously issued guidance which required companies to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position.  This guidance clarifies that ordinary trade receivables and receivables are not within the scope of the guidance and that the guidance only applies to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria or subject to a master netting arrangement or similar agreement.  The guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets for impairment.  This guidance states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying.  Under the guidance, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period.  The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information response to this item.

Item 8. Financial Statements and Supplementary Data

INDEX TO CYCLACEL PHARMACEUTICALS, INC. FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	64

Consolidated Balance Sheets as of December 31, 2011 and 2012	66

Consolidated Statements of Operations for the years ended December 31, 2010, 2011 and 2012 and the period from August 13, 1996 (inception) to December 31, 2012	67

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2010, 2011 and 2012 and the period from August 13, 1996 (inception) to December 31, 2012	68

Consolidated Statements of Stockholders’ Equity (Deficit) for the period from August 13, 1996 (inception) to December 31, 2012	69

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2011 and 2012 and the period from August 13, 1996 (inception) to December 31, 2012	79

Notes to Consolidated Financial Statements	81

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cyclacel Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Cyclacel Pharmaceuticals, Inc. (a development stage company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012 and the period from August 13, 1996 (inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period August 13, 1996 (inception) to December 31, 2010, were audited by other auditors whose report dated March 31, 2011 (except for Note 1, as to which the date is December 21, 2012) expressed an unqualified opinion on those statements. The financial statements for the period August 13, 1996 (inception) to December 31, 2010, include total revenues and net loss applicable to common shareholders of $6,748,000 and $282,873,000, respectively. Our opinion on the statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the period August 13, 1996 (inception) to December 31, 2012, insofar as it relates to the amounts for prior periods through December 31, 2010, is based solely on the report of other auditors.

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

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cyclacel Pharmaceuticals, Inc. (a development stage company) at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012 and for the period from August 13, 1996 (inception) to December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
MetroPark, New Jersey
April 1, 2013

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cyclacel Pharmaceuticals, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows of Cyclacel Pharmaceuticals, Inc. (a development stage company) for the year ended December 31, 2010 and the period from August 13, 1996 (inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Cyclacel Pharmaceuticals, Inc.’s (a development stage company) operations and its cash flows for the year ended December 31, 2010 and for the period from August 13, 1996 (inception) to December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

London, England

March 31, 2011

Except for Note 1

as to which the date is

December 21, 2012

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(In $000s, except share amounts)

	December 31,
	2011	2012
ASSETS
Current assets:
Cash and cash equivalents	$24,449	$16,412
Prepaid expenses and other current assets	1,069	1,599
Current assets of discontinued operations	313	861
Total current assets	25,831	18,872
Property, plant and equipment (net)	167	129
Long-term assets of discontinued operations	—	353
Total assets	$25,998	$19,354
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,717	$2,259
Accrued and other current liabilities	4,183	5,601
Economic Rights measured at fair value	—	1,120
Other liabilities measured at fair value	71	20
Current liabilities of discontinued operations	527	335
Total current liabilities	6,498	9,335
Total liabilities	6,498	9,335
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2011 and 2012; 1,213,142 and shares issued and outstanding at December 31, 2011 and 2012. Aggregate preference in liquidation of $13,708,505 and $14,436,390 at December 31, 2011 and December 31, 2012, respectively	1	1
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2011 and 2012; 7,745,780 and 8,686,484 shares issued and outstanding at December 31, 2011 and 2012, respectively	8	9
Additional paid-in capital	276,498	280,211
Accumulated other comprehensive income	57	48
Deficit accumulated during the development stage	(257,064)	(270,250)
Total stockholders’ equity	19,500	10,019
Total liabilities and stockholders’ equity	$25,998	$19,354

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

	Year ended December 31, 2010	Year ended December 31, 2011	Year ended December 31, 2012	Period from August 13, 1996 (inception) to December 31, 2012
Revenues:
Collaboration and research and development revenue	$100	$—	$—	$3,100
Grant revenue	12	—	69	3,717
Total revenues	112	—	69	6,817
Operating expenses:
Research and development	6,414	9,206	6,592	192,391
General and administrative	8,833	6,542	8,580	89,411
Goodwill and intangibles impairment	—	—	—	2,747
Other restructuring costs	—	—	—	2,634
Total operating expenses	15,247	15,748	15,172	287,183
Operating loss	(15,135)	(15,748)	(15,103)	(280,366)
Other income (expense):
Costs associated with aborted 2004 IPO	—	—	—	(3,550)
Payment under guarantee	—	—	—	(1,652)
Non-cash consideration associated with stock purchase agreement	—	—	(423)	(423)
Change in valuation of Economic Rights	—	—	(23)	(23)
Change in valuation of liabilities measured at fair value	(338)	609	51	6,378
Foreign exchange losses	(68)	(74)	292	(4,005)
Interest income	37	45	22	13,747
Interest expense	(43)	—	—	(4,567)
Other income (expense)	—	—	77	77
Total other (expense) income, net	(412)	580	(4)	5,982
Loss from continuing operations before taxes	(15,547)	(15,168)	(15,107)	(274,384)
Income tax benefit	657	565	1,351	19,795
Net loss from continuing operations	(14,890)	(14,603)	(13,756)	(254,589)
Discontinued operations:
(Loss) income from discontinued operations, net of tax of $0, $0 and $(337) for the years ended December 31, 2010, 2011 and 2012, respectively	(1,131)	(640)	570	(12,146)
Net loss	(16,021)	(15,243)	(13,186)	(266,735)
Dividend on preferred ordinary shares	—	—	—	(38,123)
Deemed dividend on convertible exchangeable preferred shares	(3,515)	—	—	(3,515)
Dividend on convertible exchangeable preferred shares	(167)	(728)	(728)	(4,385)
Net loss applicable to common shareholders	$(19,703)	$(15,971)	$(13,914)	$(312,758)
Net loss per share, continuing operations — basic and diluted	$(3.43)	$(2.13)	$(1.75)
Net loss per share, discontinued operations — basic and diluted	$(0.21)	$(0.09)	$0.07
Net loss per share — basic and diluted	$(3.64)	$(2.22)	$(1.68)
Weighted average common shares outstanding	5,406,385	7,185,877	8,291,802

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s, except share and per share amounts)

	Year ended December 31, 2010	Year ended December 31, 2011	Year ended December 31, 2012	Period from August 13, 1996 (inception) to December 31, 2012

Net loss from continuing operations	$(14,890)	$(14,603)	$(13,756)	$(254,589)
(Loss) income from discontinued operations, net of tax	(1,131)	(640)	570	(12,146)
Net loss	(16,021)	(15,243)	(13,186)	(266,735)
Translation adjustment	2,084	648	(4,559)	715
Unrealized foreign exchange gain (loss) on intercompany loans	(2,073)	(622)	4,550	(667)
Comprehensive loss	$(16,010)	$(15,217)	$(13,195)	$(266,687)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In $000s, except share and per share amounts)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Deferred compensation	Deficit accumulated during development stage	Total
	No.	$000	No.	$000	$000	$000	$000	$000	$000
On incorporation,	—	—	—	—	—	—	—	—	—
Issue of shares for cash	—	—	—	—	1	—	—	—	1
Comprehensive loss:
Translation adjustment	—	—	—	—	—	(4)	—	—	(4)
Loss for the period	—	—	—	—	—	—	—	(290)	(290)
Comprehensive loss for the period	—	—	—	—	—	—	—	—	(294)
Balance at March 31, 1997	—	—	—	—	1	(4)	—	(290)	(293)
Issue of shares for cash, net of issuance costs	—	—	38,111	—	4,217	—	—	—	4,217
Issue of shares for IP rights agreement	—	—	—	—	262	—	—	—	262
Deferred stock-based compensation	—	—	—	—	2,002	—	(2,002)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	302	—	302
Comprehensive loss:
Translation adjustment	—	—	—	—	—	55	—	—	55
Loss for the year	—	—	—	—	—	—	—	(2,534)	(2,534)
Comprehensive loss for the year	—	—	—	—	—	—	—	—	(2,479)
Balance at March 31, 1998	—	—	38,111	—	6,482	51	(1,700)	(2,824)	2,009
Amortization of deferred stock-based compensation	—	—	—	—	—	—	406	—	406
Comprehensive loss:
Translation adjustment	—	—	—	—	—	11	—	—	11
Loss for the year	—	—	—	—	—	—	—	(3,964)	(3,964)
Comprehensive loss for the year	—	—	—	—	—	—	—	—	(3,953)
Balance at March 31, 1999	—	—	38,111	—	6,482	62	(1,294)	(6,788)	(1,538)

The accompanying notes are an integral part of these consolidated financial statements.

CYLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (cont’d)

(In $000s, except share and per share amounts)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Deferred compensation	Deficit accumulated during development stage	Total
	No.	$000	No.	$000	$000	$000	$000	$000	$000
Issue of shares for cash, net of issuance costs	—	—	76,984	—	12,717	—	—	—	12,717
Issue of shares on conversion of bridging loan	—	—	12,943	—	1,638	—	—	—	1,638
Issue of shares in lieu of cash bonus	—	—	1,294	—	164	—	—	—	164
Issue of shares for research & development agreement	—	—	—	—	409	—	—	—	409
Exercise of share options	—	—	324	—	40	—	—	—	40
Deferred stock-based compensation	—	—	—	—	167	—	(167)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	433	—	433
Comprehensive loss:
Translation adjustment	—	—	—	—	—	(194)	—	—	(194)
Loss for the year	—	—	—	—	—	—	—	(5,686)	(5,686)
Comprehensive loss for the year	—	—	—	—	—	—	—	—	(5,880)
Balance at March 31, 2000			129,656	—	21,617	(132)	(1,028)	(12,474)	7,983
Deferred stock-based compensation	—	—	—	—	294	—	(294)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	275	—	275
Comprehensive loss:
Translation adjustment	—	—	—	—	—	(466)	—	—	(466)
Loss for the year	—	—	—	—	—	—	—	(10,382)	(10,382)
Comprehensive loss for the year	—	—	—	—	—	—	—	—	(10,848)
Balance at March 31, 2001	—	—	129,656	—	21,911	(598)	(1,047)	(22,856)	(2,590)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (cont’d)

 (In $000s, except share and per share amounts)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Deferred compensation	Deficit accumulated during development stage	Total
	No.	$000	No.	$000	$000	$000	$000	$000	$000
Issue of shares for cash, net of issuance costs	—	—	779	—	—	—	—	—	—
Exercise of share options for cash	—	—	—	—	106	—	—	—	106
Issue of shares for license agreement	—	—	644	—	183	—	—	—	183
Fair value of warrants issued to shareholders	—	—	—	—	1,215	—	—	—	1,215
Deferred stock-based compensation	—	—	—	—	363	—	(363)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	672	—	672
Comprehensive loss:
Translation adjustment	—	—	—	—	—	191	—	—	191
Loss for the year	—	—	—	—	—	—	—	(14,853)	(14,853)
Comprehensive loss for the year	—	—	—	—	—	—	—	—	(14,662)
Balance at March 31, 2002	—	—	131,079	—	23,778	(407)	(738)	(37,709)	(15,076)
Exercise of share options for cash	—	—	—	—	12	—	—	—	12
Deferred stock-based compensation	—	—	—	—	(84)	—	84	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	305	—	305
Comprehensive loss:
Translation adjustment	—	—	—	—	—	(1,846)	—	—	(1,846)
Loss for the year	—	—	—	—	—	—	—	(15,542)	(15,542)
Comprehensive loss for the year	—	—	—	—	—	—	—	—	(17,388)
Balance at March 31, 2003	—	—	131,079	—	23,706	(2,253)	(349)	(53,251)	(32,147)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (cont’d)

(In $000s, except share and per share amounts)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Deferred compensation	Deficit accumulated during development stage	Total
	No.	$000	No.	$000	$000	$000	$000	$000	$000
Issue of shares for cash, net of issuance costs	—	—	215,755	—	27,635	—	—	—	27,635
Exercise of share options for cash	—	—	936	—	115	—	—	—	115
Conversion of Preferred ‘C’ Ordinary shares	—	—	538,449	1	58,147	—	—	—	58,148
Amortization of deferred stock-based compensation	—	—	—	—	—	—	217	—	217
Comprehensive loss:
Translation adjustment	—	—	—	—	—	(1,343)	—	—	(1,343)
Loss for the year	—	—	—	—	—	—	—	(14,977)	(14,977)
Comprehensive loss for the period	—	—	—	—	—	—	—	—	(16,320)
Balance at December 31, 2003	—	—	886,219	1	109,603	(3,596)	(132)	(68,228)	37,648
Issues of shares for cash , net of issuance costs	—	—	61,510	—	8,541	—	—	—	8,541
Exercise of warrants for cash	—	—	3,233	—	—	—	—	—	—
Deferred stock-based compensation	—	—	—	—	(2,050)	—	132	—	(1,918)
Comprehensive loss:
Translation adjustment	—	—	—	—	—	2,424	—	—	2,424
Loss for the year	—	—	—	—	—	—	—	(22,742)	(22,742)
Comprehensive loss for the year	—	—	—	—	—	—	—	—	(20,318)
Balance at December 31, 2004			950,962	1	116,094	(1,172)	—	(90,970)	23,953
Comprehensive loss:
Translation adjustment	—	—	—	—	—	(1,786)	—	—	(1,786)
Loss for the year	—	—	—	—	—	—	—	(18,048)	(18,048)
Comprehensive loss for the year	—	—	—	—	—	—	—	—	(19,834)
Balance at December 31, 2005	—	—	950,962	1	116,094	(2,958)	—	(109,018)	4,119

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (cont’d)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Deferred compensation	Deficit accumulated during development stage	Total
	No.	$000	No.	$000	$000	$000	$000	$000	$000
Issue of shares to certain directors and officers	—	—	92,630	—	—	—	—	—	—
Issue of shares on conversion of Loan Note Instrument	—	—	65,187	—	—	—	—	—	—
Reverse Acquisition	2,046,813	2	281,133	—	16,253	—	—	—	16,255
Loan from Cyclacel Group plc waived	—	—	—	—	10,420	—	—	—	10,420
Issue of common stock and warrants for cash	—	—	918,367	1	42,361	—	—	—	42,362
Stock-based compensation	—	—	—	—	9,600	—	—		9,600
Change in unrealized loss on investment	—	—	—	—	—	5	—	—	5
Comprehensive loss:
Translation adjustment	—	—	—	—	—	416	—	—	416
Loss for the year	—	—	—	—	—	—	—	(29,258)	(29,258)
Comprehensive loss for the year	—	—	—	—	—	—	—	—	(28,842)
Balance at December 31, 2006	2,046,813	2	2,308,279	2	194,728	(2,537)	—	(138,276)	53,919

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (cont’d)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Deferred compensation	Deficit accumulated during development stage	Total
	No.	$000	No.	$000	$000	$000	$000	$000	$000
Stock-based compensation	—	—	—	—	1,733	—	—	—	1,733
Issue of common stock upon exercise of stock options	—	—	3,644	—	163	—	—	—	163
Issue of common stock for cash on registered direct offering, net of expenses	—	—	607,095	1	33,356	—	—	—	33,357
Preferred stock dividends declared	—	—	—	—	(307)	—	—	—	(307)
Issue of warrants in connection with registered direct offering	—	—	—	—	(6,750)	—	—	—	(6,750)
Translation adjustment	—	—	—	—	—	(93)	—	—	(93)
Loss for the year	—	—	—	—	—	—	—	(24,053)	(24,053)
Comprehensive loss for the year	—	—	—	—	—	—	—	—	(24,146)
Balance at December 31, 2007	2,046,813	2	2,919,018	3	222,923	(2,630)	—	(162,329)	57,969
Stock-based compensation	—	—	—	—	1,698	—	—	—	1,698
Preferred stock dividends declared	—	—	—	—	(1,227)	—	—	—	(1,227)
Comprehensive loss:
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(12,330)	—	—	(12,330)
Translation adjustment	—	—	—	—	—	14,918	—	—	14,918
Loss for the year	—	—	—	—	—	—	—	(40,386)	(40,386)
Comprehensive loss for the year	—	—	—	—	—	—	—	—	(37,798)
Balance at December 31, 2008	2,046,813	2	2,919,018	3	223,394	(42)	—	(202,715)	20,642

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (cont’d)

	Preferred Stock		Common Stock		Additional paid-in capital (as restated)	Accumulated other comprehensive income/(loss)	Deferred compensation	Deficit accumulated during development stage	Total (as restated)
	No.	$000	No.	$000	$000	$000	$000	$000	$000
Warrant re-pricing	—	—	—	—	44	—	—	—	44
Issue of common stock for cash on registered direct offering, net of expenses	—	—	571,429	1	2,846	—	—	—	2,847
Issue of common stock upon draw down of Committed Equity Finance Facility	—	—	179,289	—	1,030	—	—	—	1,030
Issue of common stock upon exercise of stock options, restricted stock units and restricted stock	—	—	7,887	—	7	—	—	—	7
Stock-based compensation	—	—	—	—	810	—	—	—	810
Comprehensive loss:
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	5,651	—	—	5,651
Translation adjustment	—	—	—	—	—	(5,589)	—	—	(5,589)
Loss for the year	—	—	—	—	—	—	—	(19,570)	(19,570)
Comprehensive loss for the year	—	—	—	—	—	—	—	—	(19,508)
Balance at December 31, 2009	2,046,813	2	3,677,623	4	228,131	20	—	(222,285)	5,872

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (cont’d)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Deferred compensation	Deficit accumulated during development stage	Total
	No.	$000	No.	$000	$000	$000	$000	$000	$000
Issue of common stock for cash on registered direct offering, net of expenses	—	—	742,857	1	11,896	—	—	—	11,897
Issue of common stock upon draw down of Committed Equity Finance Facility	—	—	402,704	—	4,863	—	—	—	4,863
Warrant exercise	—	—	374,038	—	2,499	—	—	—	2,499
Issue of common stock on private placement, net of expenses	—	—	1,189,028	1	13,979	—	—	—	13,980
Stock-based awards exercised	—	—	29,367	—	77	—	—	—	77
Preferred stock conversions	(833,671)	(1)	236,514	—	3,516	—	—	(3,515)	—
Stock-based compensation	—	—	—	—	1,746	—	—	—	1,746
Comprehensive loss:
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(2,073)			(2,073)
Translation adjustment	—	—	—	—	—	2,084	—	—	2,084
Loss for the year	—	—	—	—	—	—	—	(16,021)	(16,021)
Comprehensive loss for the year	—	—	—	—	—	—	—	—	(16,010)
Balance at December 31, 2010	1,213,142	1	6,652,131	7	266,706	31	—	(241,821)	24,924

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (cont’d)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Deferred compensation	Deficit accumulated during development stage	Total
	No.	$000	No.	$000	$000	$000	$000	$000	$000
Issue of common stock for cash on registered direct offering, net of expenses	—	—	1,088,235	1	9,271	—	—	—	9,272
Stock-based awards exercised	—	—	5,414	—	3	—	—	—	3
Stock-based compensation	—	—	—	—	882	—	—	—	882
Preferred stock dividends	—	—	—	—	(364)	—	—	—	(364)
Comprehensive loss:
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(622)	—	—	(622)
Translation adjustment	—	—	—	—	—	648	—	—	648
Loss for the year	—	—	—	—	—	—	—	(15,243)	(15,243)
Comprehensive loss for the year	—	—	—	—	—	—	—	—	(15,217)
Balance at December 31, 2011	1,213,142	1	7,745,780	8	276,498	57	—	(257,064)	19,500

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (cont’d)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Deferred compensation	Deficit accumulated during development stage	Total
	No.	$000	No.	$000	$000	$000	$000	$000	$000
Issue of common stock on private placement, net of expenses	—	—	669,726	1	1,821	—	—	—	1,822
Issue of common stock on share purchase agreement	—	—	233,530	—	1,418	—	—	—	1,418
Stock-based awards exercised	—	—	37,448	—	94	—	—	—	94
Stock-based compensation	—	—	—	—	380	—	—	—	380
Comprehensive loss:
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	4,550	—	—	4,550
Translation adjustment	—	—	—	—	—	(4,559)	—	—	(4,559)
Loss for the year	—	—	—	—	—	—	—	(13,186)	(13,186)
Comprehensive loss for the year	—	—	—	—	—	—	—	—	(13,195)
Balance at December 31, 2012	1,213,142	1	8,686,484	9	280,211	48	—	(270,250)	10,019

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2010	Year ended December 31, 2011	Year ended December 31, 2012	Period from August 13, 1996 (inception) to December 31, 2012
	$000	$000	$000	$000
Operating activities:
Net loss	(16,021)	(15,243)	(13,186)	(266,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest on notes payable, net of amortization of debt premium	—	—	—	100
Amortization of investment premiums, net	—	—	—	(2,297)
Change in valuation of derivative	—	20	23	351
Change in valuation of warrants	338	(629)	(51)	(6,706)
Non-cash consideration associated with stock purchase agreement	—	—	423	423
Depreciation	457	241	60	12,615
Amortization of intangible assets	—	—	—	886
Fixed asset impairment	—	—	—	221
Unrealized foreign exchange (gains) losses	—	—	—	7,747
Deferred revenue	—	—	—	(98)
Compensation for warrants issued to non-employees	—	—	—	1,215
Shares issued for IP rights	—	—	—	446
Loss (gain) on disposal of property, plant and equipment	(13)	1	(62)	38
Goodwill and intangibles impairment	—	—	—	7,934
Stock-based compensation	1,746	882	380	19,403
Provision for restructuring	—	—	—	1,779
Amortization of issuance costs of Preferred Ordinary ‘C’ shares	—	—	—	2,517
Transaction costs on sale of Economic Rights	—	—	33	33
Gain on termination of distribution agreements	—	—	(1,192)	(1,192)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	516	174	(239)	(297)
Accounts payable and other current liabilities	(3,067)	577	1,768	(3,545)
Net cash used in operating activities	(16,044)	(13,977)	(12,043)	(225,162)
Investing activities:
Purchase of ALIGN	—	—	—	(3,763)
Purchase of property, plant and equipment	(8)	(6)	(12)	(8,849)
Proceeds from sale of property, plant and equipment	41	5	62	225
Purchase of short-term investments on deposit, net of maturities	—	—	—	(156,657)
Cash proceeds from redemption of short term securities	—	—	—	162,729
Net cash provided by (used in) investing activities	33	(1)	50	(6,315)

CYCLACEL PHARMACEUTICALS, INC.
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (cont’d)

	Year ended December 31, 2010	Year ended December 31, 2011	Year ended December 31, 2012	Period from August 13, 1996 (inception) to December 31, 2012
Financing activities:
Payments of capital lease obligations	—	—	—	(3,719)
Proceeds from issuance of ordinary and preferred ordinary shares, net of issuance costs	30,820	—	—	121,678
Proceeds from issuance of common stock and warrants, net of issuance costs	2,576	9,267	3,881	95,552
Proceeds from the exercise of stock options and warrants, net of issuance costs	—	3	94	267
Payment of preferred stock dividend	—	(364)	—	(1,898)
Repayment of government loan	—	—	—	(455)
Government loan received	—	—	—	414
Loan received from Cyclacel Group plc	—	—	—	9,103
Proceeds of committable loan notes issued from shareholders	—	—	—	8,883
Loans received from shareholders	—	—	—	1,645
Cash and cash equivalents assumed on stock purchase of Xcyte	—	—	—	17,915
Costs associated with stock purchase	—	—	—	(1,951)
Net cash provided by financing activities	33,396	8,906	3,975	247,434
Effect of exchange rate changes on cash and cash equivalents	617	26	(19)	455
Net increase (decrease) in cash and cash equivalents	18,002	(5,046)	(8,037)	16,412
Cash and cash equivalents, beginning of period	11,493	29,495	24,449	—
Cash and cash equivalents, end of period	29,495	24,449	16,412	16,412

Supplemental cash flow information:
Cash received during the period for:
Interest	11	31	10	11,756
Taxes	1,082	685	565	18,772
Cash paid during the period for:
Interest	(155)	—	—	(1,914)
Schedule of non-cash transactions:
Acquisitions of equipment purchased through capital leases	—	—	—	3,470
Issuance of common shares in connection with license agreements	—	—	—	592
Issuance of Ordinary shares on conversion of bridging loan	—	—	—	1,638
Issuance of Preferred Ordinary ‘C’ shares on conversion of secured convertible loan notes and accrued interest	—	—	—	8,893
Issuance of Ordinary shares in lieu of cash bonus	—	—	—	164
Issuance of other long term payable on ALIGN acquisition	—	—	—	1,122

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1                 Organization of the Company

Cyclacel Pharmaceuticals, Inc. (Cyclacel or the Company) is a development-stage biopharmaceutical company dedicated to the development and commercialization of novel, mechanism-targeted drugs to treat human cancers and other serious diseases. Cyclacel’s strategy is to build a diversified biopharmaceutical business focused in hematology and oncology based on a portfolio of commercial products and a development pipeline of novel drug candidates.

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

The Company has ongoing clinical programs in development awaiting further data. Once data becomes available and is reviewed, the Company will determine the feasibility of pursuing further development and/or partnering these assets, including sapacitabine in combination with seliciclib and seliciclib in NSCLC and nasopharyngeal cancer, or NPC. In addition, we marketed directly in the United States Xclair® Cream for radiation dermatitis and Numoisyn® Liquid and Numoisyn® Lozenges for xerostomia. However, the distribution agreements for the promotion and sale of these products were terminated effective September 30, 2012. As a development stage enterprise, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

Capital Resources

The Company’s existing capital is not sufficient to complete the development and commercialization of any of its product candidates.

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2011and 2012, and for each of the three years in the period ended December 31, 2012 and for the period from August 13, 1996 (inception) to December 31, 2012, have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The consolidated financial statements include the financial statements of Cyclacel Pharmaceuticals, Inc. and all of the Company’s wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Developments

Stock Purchase Agreement

On December 14, 2012, the Company entered into a common stock purchase agreement (“the Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire”). Upon execution of the Purchase Agreement, Aspire purchased 158,982 shares of common stock for an aggregate purchase price of $1.0 million based the closing price of the Company’s common stock December 13, 2012, the date upon which the business terms were agreed.  Under the terms of the Purchase Agreement, Aspire committed to purchase up to an additional 1,455,787 shares from time to time as directed by the Company over the next two years at prices derived from the market prices on or near the date of each sale.  However, such commitment is limited to an additional $19.0 million of share purchases.  In consideration for entering into the Purchase Agreement, concurrent with the execution of the Purchase Agreement, the Company issued 74,548 shares of its common stock to Aspire for no consideration.

Grant Award

In November 2012, the Company was awarded a grant of approximately $1.9 million from the UK Government’s Biomedical Catalyst to complete an Investigational New Drug (“IND”) directed preclinical development of CYC065, a novel orally available, second generation, CDK inhibitor.

Reverse Stock Split

On August 24, 2012, the Company effected a 1-for-7 reverse stock split of its shares of common stock in order to increase the per share trading price of the Company’s shares of common stock to satisfy the $1.00 minimum bid price requirement for continued listing on the NASDAQ Global Market. The Company received notification from NASDAQ that as of September 11, 2012, the Company evidenced a closing bid price of its common stock price in excess of the $1.00 minimum requirement for at least 10 consecutive trading days. Accordingly, the Company has regained compliance with Listing Rule 5450(a)(1). All share and per share information presented gives effect to the reverse stock split.

Termination and Settlement Agreement

On August 10, 2012, the Company entered into an agreement with Sinclair to terminate, effective September 30, 2012, the distribution agreements relating to the promotion and sale of Xclair®, Numoisyn® Lozenges and Numoisyn® Liquid. The termination agreement includes a minimum royalty arrangement based on future net revenues, under which Sinclair will pay the Company a minimum of approximately $1.0 million in quarterly installments over the three years ending on September 30, 2015. The operating results associated with the promotion and sale of Xclair®, Numoisyn® Liquid and Numoisyn® Lozenges are classified within (loss) income from discontinued operations, net of tax in the consolidated statements of operations for all periods presented, and the associated assets and liabilities are classified within current assets of discontinued operations, long term assets of discontinued operations and current liabilities of discontinued operations, as appropriate, in the condensed consolidated balance sheets for all applicable periods presented. See Note 3 — Discontinued Operations for further details.

Recent Accounting Pronouncement

On January 1, 2012, the Company adopted new guidance issued by the Financial Accounting Standards Board (“FASB”) regarding the presentation of comprehensive income. This guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements and requires retrospective application of this standard. The Company has elected to present the components of comprehensive income in two separate but consecutive statements.

On January 1, 2012, the Company adopted new guidance issued by the FASB relating to amendments to disclosures about fair value measurements. The amendments change the wording used to describe the requirements for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements.

2                 Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include product returns reserve percentages and inputs used to determine stock-based compensation expense and the fair value of financial instruments, such as the Economic Rights and other liabilities measured at fair value.  Cyclacel reviews its estimates on an ongoing basis. The estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates. Cyclacel believes the judgments and estimates required by the following accounting policies to be significant in the preparation of the Company’s consolidated financial statements.

Risks and Uncertainties

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

Cash and Cash Equivalents

Cash equivalents are stated at cost, which is substantially the same as fair value. The Company considers all highly liquid investments with an original maturity of three months or less at the time of initial purchase to be cash equivalents and categorizes such investments as held to maturity. The objectives of the Company’s cash management policy are to safeguard and preserve funds, to maintain liquidity sufficient to meet Cyclacel’s cash flow requirements and to attain a market rate of return.

Inventory

Cyclacel values inventories at the lower of cost or market value. The Company determines cost using the first-in, first-out method. As of December 31, 2011, all inventories were classified as finished goods and are included in current assets of discontinued operations. The Company did not have any inventory as of December 31, 2012.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, common stock warrants, financial instruments associated with stock purchase agreements, and other arrangements. The carrying amounts of cash and cash equivalents, accounts payable, and accrued liabilities approximate their respective fair values due to the nature of the accounts, notably their short maturities. Economic Rights, warrants, financial instruments associated with stock purchase agreements, and certain other liabilities are measured at fair value using applicable inputs as described in Note 6, Fair Value.

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

During years ended December 31, 2010 and 2011, the Company sold fixed assets totaling approximately $28,000 and $6,000, respectively. During the year ended December 31, 2012, the Company sold fully depreciated assets for proceeds of approximately $62,000.

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

Measurement of fair value is determined using the income-based valuation methodology. The income —based valuation approach measures the fair value of an asset (or asset group) by calculating the present value of the future expected cash flows to be derived from that asset, from the perspective of a market participant.  Such cash flows are discounted using a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with using the asset.  If the carrying amount of a long-lived asset exceeds its fair value, an impairment loss is recognized.

Revenue Recognition

Product sales

Revenue from product sales relate to operations that have been discontinued. Accordingly, such revenue has been reported as a component of loss from discontinued operations, net of tax on the consolidated statements of operations. The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectability is reasonably assured.

The Company offered right of return on these product sales, and has considered the guidance in ASC 605-15, “Revenue Recognition -Products” (“ASC 605-15”) and ASC 605 — 10 “Revenue Recognition - Overall” (“ASC 605-10”). Under these guidelines, the Company accounts for all product sales using the “sell-through” method. Under the sell-through method, revenue is not recognized upon shipment of product to distributors. Instead, the Company records deferred revenue at gross invoice sales price less 5% of the current wholesale acquisition price in accordance with its returns policy and deferred cost of sales at the cost at which those goods were held in inventory. The Company recognizes revenue when such inventory is sold through to pharmacies. To estimate product sold through to pharmacies, the Company relies on third-party information, including information obtained from significant distributors with respect to their inventory levels and sell-through to pharmacies. The Company also estimates its provision for returned products based on historical returns for each product and this provision is charged against revenues and reported in loss from discontinued operations.

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

Clinical Trial Accounting

Data management and monitoring of the Company’s clinical trials are performed with the assistance of contract research organizations (‘‘CROs’’) or clinical research associates (‘‘CRAs’’) in accordance with the Company’s standard operating procedures. Typically, CROs and some CRAs bill monthly for services performed, and others bill based upon milestones achieved. For outstanding amounts, the Company accrues unbilled clinical trial expenses based on estimates of the level of services performed each period. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as research and development expenses. Clinical trial costs related to patient enrollment are accrued as patients are entered into and progress through the trial. Any initial payment made to the clinical trial site is recognized upon execution of the clinical trial agreements and expensed as research and development expenses.

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

The Company applies the accounting guidance codified in ASC 740 “Income taxes” (“ASC 740”) related to accounting for uncertainty in income taxes. ASC 740 specifies the accounting the accounting for uncertainty in income taxes recognized in a company’s financial statements by prescribing a minimum probability threshold a tax position is required to meet before being recognized in the financial statements.

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

	Year ended December 31, 2010	Year ended December 31, 2011	Year ended December 31, 2012
Stock options	498,562	502,249	463,023
Restricted Stock and Restricted Stock Units	8,555	38,089	39,377
Convertible preferred stock	73,747	73,747	73,747
Contingently issuable shares and common stock warrants associated with Economic Rights	—	—	440,375
Options issued in connection with the October 2010 financing	891,771	—	—
Common stock warrants	1,429,313	1,973,431	1,973,427
Total shares excluded from calculation	2,901,948	2,587,516	2,989,949

Fair Value Measurements

Inputs used to determine fair value of financial and non-financial assets and liabilities are categorized using a fair value hierarchy that prioritizes observable and unobservable inputs into three broad levels, from Level 1, for quoted prices (unadjusted)  in active markets for identical assets or liabilities, to Level 3, for unobservable inputs (see “Note 6 — Fair Value”). Management reviews the categorization of fair value inputs on a periodic basis and may determine that it is necessary to transfer an input from one level of the fair value hierarchy to another based on changes in events or circumstances, such as a change in the observability of an input. Any such transfer will be recognized at the end of the reporting period.

Stock-based Compensation

The Company grants stock options, restricted stock units and restricted stock to officers, employees and directors under the Amended and Restated Equity Incentive Plan (“2006 Plan”), which was approved on March 16, 2006, as amended on May 21, 2007, and subsequently amended and restated on April 14, 2008. Under the 2006 Plan, the Company has granted various types of awards, which are described more fully in Note 11 - “Stock-Based Compensation Arrangements”. The Company accounts for these awards under ASC 718 “Compensation — Stock Compensation” (“ASC 718”).

ASC 718 requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the requisite service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The determination of grant-date fair value for stock option awards is estimated using the Black-Scholes model, which includes variables such as the expected volatility of the Company’s share price, the anticipated exercise behavior of employees, interest rates, and dividend yields. These variables are projected based on historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including type of awards granted, employee class, and historical experience. Actual results and future estimates may differ substantially from current estimates.

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

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued guidance relating to certain foreign currency matters.  This guidance clarifies the parent company’s accounting for the cumulative translation adjustment when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity or of an investment in a foreign entity.  The guidance is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2013, the FASB issued guidance relating to obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The guidance should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements that exist at the beginning of an entity’s fiscal year of adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2013, the FASB issued guidance on the reporting of amounts reclassified out of accumulated other comprehensive income.  The guidance requires entities to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period, an entity should cross-reference to other disclosures currently required under U.S. GAAP.  The guidance is effective for all reporting periods (interim and annual) beginning after December 15, 2012. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2013, the FASB issued guidance to clarify the scope of the previously issued guidance which required companies to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position.  This guidance clarifies that ordinary trade receivables and receivables are not within the scope of the guidance and that the guidance only applies to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria or subject to a master netting arrangement or similar agreement.  The guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets for impairment.  This guidance states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying.  Under the guidance, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period.  The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

3                 Discontinued Operations

On August 10, 2012, the Company entered into an agreement with Sinclair to terminate, effective September 30, 2012, the distribution agreements relating to the promotion and sale of Xclair®, Numoisyn® Lozenges and Numoisyn® Liquid.

Product revenue, cost of goods sold and selling, general and administrative costs related to the promotion and sales of the of Xclair®, Numoisyn® Liquid and Numoisyn® Lozenges have been reclassified from operating results from continuing operations to (loss) income from discontinued operations in the consolidated statement of operations for all periods presented as follows:

	Year ended December 31, 2010	Year ended December 31, 2011	Year ended December 31, 2012	Period from August 13, 1996 (inception) to December 31, 2012
Product revenue	$574	$699	$583	$3,604
Cost of goods sold	(418)	(360)	(293)	(2,045)
Selling, general and administrative	(1,287)	(979)	(607)	(9,295)
Goodwill and intangible impairment	—	—	—	(5,187)
Interest income	—	—	32	32
Interest expense	—	—	—	(110)
Gain on termination of license agreement	—	—	1,192	1,192
(Loss) income from discontinued operations	(1,131)	(640)	907	(11,809)
Income tax expense	—	—	(337)	(337)
(Loss) income from discontinued operations, net of tax	$(1,131)	$(640)	$570	$(12,146)

The approximately $0.9 million present value of the estimated $1.0 million of minimum royalty payments the Company will receive over three years ending September 30, 2015 arising from the termination and settlement agreement and the recognition of approximately $0.3 million associated with a $0.3 million product returns provision liability for which an offsetting asset has been recorded based on our rights under the termination and settlement agreement resulted in a $1.2 million gain on termination of the distribution agreements for the year ended December 31, 2012.

The assets and liabilities associated with product promotion and sale have been classified within assets and liabilities of discontinued operations in the accompanying consolidated balance sheets:

	December 31, 2011	December 31, 2012

Current assets of discontinued operations:
Inventory	$182	$—
Short term portion of minimum royalty arrangement receivable, net	—	536
Returns indemnification receivable	—	325
Accounts receivable and other current assets	131	—
Total current assets of discontinued operations	313	861
Long-term assets of discontinued operations:
Long-term portion of minimum royalty arrangement receivable, net	—	353
Total assets of discontinued operations	313	1,214

Current liabilities of discontinued operations:
Accounts payable	$46	$10
Returns provision	202	325
Accrued liabilities and other current liabilities	279	—
Total current liabilities of discontinued operations	$527	$335

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

In connection with the asset acquisition of ALIGN on October 5, 2007, the Company acquired distribution rights for the exclusive rights to sell and distribute three products in the United States. As described in Note 3, each of the agreements covering the three products was terminated as of September 30, 2012. The Company, as part of securing long term supply arrangements, had commitments to make payments totaling $1.3 million, $0.6 million of which was paid in 2009 and the remainder of $0.7 million was paid in 2010. Also, the Company had a minimum purchase obligation equivalent to the value of product purchased in the previous year. For the year ended December 31, 2011 this equated to $0.2 million.

5                 Cash and Cash Equivalents

The following is a summary of cash and cash equivalents at December 31, 2011 and 2012:

	December 31,
	2011	2012
	$000	$000
Cash	4,555	4,090
Investments with original maturity of less than three months at the time of purchase	19,894	12,322
Total cash and cash equivalents	24,449	16,412

Investments with original maturity of less than three months at time of purchase is made up of money market funds and commercial paper.

6                 Fair Value

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

The fair value of the Company’s financial assets and liabilities that are measured on a recurring basis were determined using the following inputs as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
	$000	$000	$000	$000
ASSETS
Cash equivalents	5,523	6,799	—	12,322
Financial instrument associated with stock purchase agreement	—	—	—	—
Total assets	5,523	6,799	—	12,322

LIABILITIES
Economic rights	—	—	1,120	1,120
Other liabilities measured at fair value:
Warrants liability	—	—	—	—
Scottish Enterprise agreement	—	—	20	20
Other liabilities measured at fair value	—	—	20	20
Total liabilities	—	—	1,140	1,140

The following table reconciles the beginning and ending balances of Level 3 inputs for the year ended December 31, 2012:

Level 3
$000
Balance as of December 31, 2011	71
Sale of Economic Rights	1,097
Change in valuation of Economic Rights	23
Change in valuation of warrants liability	(51)
Balance as of December 31, 2012	1,140

Financial Instrument Associated with Stock Purchase Agreement

On December 14, 2012, the Company entered into a common stock purchase agreement with Aspire under which Aspire purchased 158,982 shares of common stock for an aggregate purchase price of $1.0 million and committed to purchase up to an additional 1,455,787 shares from time to time as directed by the Company over the next two years at prices derived from the market prices on or near the date of each sale.  However, such commitment is limited to an additional $19.0 million of share purchases.  In consideration for entering into the Purchase Agreement, concurrent with the execution of the Purchase Agreement, the Company issued to 74,548 shares of its common stock to Aspire for no consideration The fair value of the 74,548 shares of common stock along with the direct costs incurred in the connection with the Aspire transaction have been allocated to the shares sold at inception of this agreement and the right to sell additional shares in the future based on the ratio of shares sold at inception to the total shares subject to this agreement. As a result, the Company recorded an expense of $0.4 million on its consolidated statements of operations for the year ended December 31, 2012.

The Company has accounted for the right to sell additional shares based on the guidance of ASC 815, Derivative Financial Instruments (“ASC 815”), which requires the instrument to be measured at fair value with changes in fair value reported in earnings. The instrument was deemed to have had minimal fair value at inception and such value is not expected to change throughout the term of the agreement as shares sold upon exercise are priced at an amount slightly lower than the fair value at the time of sale.

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

The Economic Rights are accounted for as a derivative financial instrument under ASC 815 and are measured at fair value. Changes in fair value are recognized in earnings.  The fair value of the Economic Rights has been estimated using a decision-tree analysis method.  This is an income-based method that incorporates the expected benefits, costs and probabilities of contingent outcomes under varying scenarios.  Each scenario within the decision-tree is discounted to the present value using the company’s credit adjusted risk-free rate and ascribed a weighted probability to determine the fair value.

The Company has concluded the fair value of this liability was approximately $1.1 million as of December 31, 2012.  The fair value of the Economic Rights increased approximately $23,000 since the inception of the agreement on March 22, 2012. Decreases and increases in the valuation of Economic Rights are recognized in the consolidated statement of operations as gains and losses, respectively.

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

The Company used the following assumptions to calculate the value of the Economic Rights:

December 31,
2012
Probability of unsuccessful/successful outcomes	25% - 75%
Amount of award or settlement (1)	$10.0 million - $20.0 million
Discount rate	17.5%
Timing of cash flows	0.75 — 1.50 years
Royalty rate	6%
Litigation expenses	$3.0 million

(1)                     Assumptions take into consideration the cap on the amount that the Company would have to pay investors in the event of an award or settlement.

On March 6, 2013, the litigation for which the Economic Rights are associated was stayed for 30 days.  There can be no assurance as to future scheduling if ordered by the Court if the stay terminates without a resolution to the case.  In the event this matter is resolved at any time after December 31, 2012, such resolution may be materially different than the amounts estimated as of December 31, 2012 in connection with the valuation of the Economic Rights.

Other Liabilities Measured at Fair Value

Warrants Liability

The Company issued warrants to purchase shares of common stock under the registered direct financing completed in February 2007.  These warrants are being accounted for as a liability in accordance with ASC 815.  At the date of the transaction, the fair value of the warrants of $6.8 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 4.68%, expected volatility — 85%, expected dividend yield — 0%, and a remaining contractual life of 7 years. As of December 31, 2012, the fair value of the warrants is zero based on the high exercise price of the warrants relative to the Company’s stock price at December 31, 2012 and the remaining term of 1.13 years. The fair value of the warrant is remeasured each reporting period, with a gain or loss recognized in the consolidated statement of operations. Such gains or losses will continue to be reported until the warrants are exercised or expired.

The Company recognized the change in the value of warrants as a gain on the consolidated statement of operations of $0.6 million and approximately $51,000 for the year ended December 31, 2011 and 2012, respectively.

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

In addition, should a further reduction below current minimum staff levels be effectuated before July 2014 without SE’s prior consent, the Company may be obligated to pay up to £4 million to SE, which will be calculated as a maximum of £4 million (approximately $6.2 million at December 31, 2011 and $6.5 million at December 31, 2012) less the market value of the shares held by SE at the time staffing levels in Scotland fall below the prescribed minimum levels. If the Company were to have reduced staffing levels below the prescribed levels, the amount potentially payable to SE would have been approximately £3.8 million (approximately $5.9 million) and approximately £3.8 million (approximately $6.1 million) at December 31, 2011 and December 31, 2012, respectively.

This arrangement is accounted for as a liability under ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and is measured at fair value. Changes in fair value are recognized in earnings.  Due to the nature of the associated contingency and the likelihood of occurrence, the Company has concluded the fair value of this liability was approximately $20,000 at December 31, 2011 and December 31, 2012, respectively. The most significant inputs in estimating the fair value of this liability are the probabilities that staffing levels fall below the prescribed minimum and that the Company is unable or unwilling to replace such employees within the prescribed time period. At both December 31, 2011 and 2012, the Company used a scenario analysis model to arrive at the fair value of the Scottish Enterprise Agreement and assumed a 30% probability of falling below a minimum staffing level and a 1% probability that the occurrence of such an event would not be cured within the prescribed time period. At each reporting period, the inputs used to determine the fair value of the liability will be evaluated to determine whether adjustments are appropriate. Changes in the value of this liability are recorded in the consolidated statement of operations.

7                 Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets at December 31, 2011 and 2012:

	December 31,
	2011	2012
	$000	$000
Research and development tax credit receivable	544	1,033
Prepayments	317	358
Deposits	—	153
Other current assets	208	55
	1,069	1,599

8                 Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	Useful lives in years from	December 31,
	date of acquisition	2011	2012
		$000	$000
Leasehold improvements	5 to 15 yrs	844	867
Research and laboratory equipment	3 to 5 yrs	6,251	5,519
Office equipment and furniture	3 to 5 yrs	1,273	1,325
		8,368	7,711
Less: accumulated depreciation and amortization		(8,201)	(7,582)
		167	129

The depreciation and amortization of property, plant and equipment amounted to $0.5 million, $0.2 million and approximately $60,000 for the years ended December 31, 2010, 2011 and 2012, respectively.

Depreciation and amortization expense for the period from inception or August 13, 1996 through December 31, 2011 was $12.6 million. At December 31, 2011 and 2012 there were no assets held under capital lease arrangements.

9                 Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	December 31,
	2011	2012
	$000	$000
Accrued research and development	3,471	3,623
Accrued legal and professional fees	232	1,118
Other current liabilities	480	860
	4,183	5,601

10          Commitments and Contingencies

General

Please refer to Note 4 — Significant Contracts for further discussion of certain of the Company’s commitments and contingencies.

Leases

The following is a summary of the Company’s contractual obligations and commitments relating to its facilities leases as at December 31, 2012:

Operating lease obligations
$000
2013	584
2014	584
2015	572
2016	567
2017	439
Thereafter	3,223
Total	5,969

Rent expense, which includes lease payments related to the Company’s research and development facilities and corporate headquarters and other rent related expenses, was $0.9 million for the year ended December 31, 2010 and $0.6 million for each of the years ended December 31, 2011 and 2012.

In October 2000, the Company entered into a twenty-five year lease for its research and development facility in Dundee, Scotland.  In May 2011, the Company extended its lease for office space at its headquarters in Berkeley Heights, New Jersey, for an additional five years.

Please refer to Note 6 — “Fair Value” for further discussion of certain of the Company’s commitments and contingencies.

Purchase Obligations

At December 31, 2011, the Company had obligations in relation to the purchase of manufactured products within the ALIGN business of $0.2 million. As discussed in Note 3 — Discontinued Operations, the Company terminated the distribution agreements related to the ALIGN products effective September 30, 2012.

Preferred Dividends

The Company’s Board of Directors considers numerous factors in determining whether to declare the quarterly dividend pursuant to the certificate of designation governing the terms of the Company’s outstanding 6% Convertible Exchangeable Preferred Stock, including the requisite financial analysis and determination of a surplus. Accrued and unpaid dividends in arrears on preferred stock were $1.6 million, or $1.30 per share of preferred stock, as of December 31, 2011 and $2.3 million, or $1.90 per share, of preferred stock, as of December 31, 2012.

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

On March 6, 2013, the United States District Court for the District of Delaware “So Ordered” a Stipulation and Order For Stay as to all pending dates on the court’s calendar for a period of 30 days. This stay relates to all proceedings, including the Markman (or claim construction ) hearing previously scheduled for March 14, 2013.

11   Stockholders’ Equity

Preferred stock

As of December 31, 2012, there were 1,213,142 shares of Preferred Stock issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board of Directors and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10 per share, plus accrued and unpaid dividends.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s shares of common stock at a conversion rate of approximately 0.06079 shares of common stock for each share of Preferred Stock based on a price of $164.50. The Company has reserved 73,747 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at December 31, 2012. The shares of previously-converted Preferred Stock have been retired, cancelled and restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors as shares of Preferred Stock of one or more series.

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

Conversion of Convertible Preferred Stock

During 2010, Cyclacel entered into agreements to exchange the Company’s Preferred Stock into shares of common stock. There were no exchanges of the Company’s Preferred Stock into shares of common stock during the year ended December 31, 2011 or 2012. The table below provides details of the aggregate activities in 2010:

Year ended December 31, 2010
Preferred shares exchanged	833,671
Common shares issued:
At stated convertible option	50,679
Incremental shares issued under the exchange transaction	185,835
Total common shares issued	236,514

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

Common Stock

December 2012 Stock Purchase Agreement

On December 14, 2012, the Company entered into a common stock purchase agreement with Aspire. Upon execution of the Purchase Agreement, Aspire purchased 158,982 shares of common stock for an aggregate purchase price of $1.0 million based the closing price of the Company’s common stock December 13, 2012, the date upon which the business terms were agreed.  Under the terms of the Purchase Agreement, Aspire has committed to purchase up to an additional 1,455,787 shares from time to time as directed by the Company over the next two years at prices derived from the market prices on or near the date of each sale.  However, such commitment is limited to an additional $19.0 million of share purchases.  In consideration for entering into the Purchase Agreement, concurrent with the execution of the Purchase Agreement, the Company issued to 74,548 shares of its common stock to Aspire for no consideration. The fair value of the 74,540 shares of common stock along with the direct costs incurred in the connection with the Aspire transaction have been allocated to the shares sold at inception of this agreement and the right to sell additional shares in the future based on the ratio of shares sold at inception to the listed shares subject to this agreement. As a result, the Company recorded an expense of $0.4 million on its consolidated statements of operations for the year ended December 31, 2012.

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

Under the terms of the purchase agreement, the investors purchased 669,726 shares of the Company’s common stock at a price of $4.53, which is equal to the 10-day average closing price of the Company’s common stock for the period ending on March 21, 2012. In addition to the common stock, investors received contractual rights to receive cash equal to 10% of any future litigation settlement related to the specified intellectual property, subject to a cap.  In certain defined situations, the Company may have to issue either additional shares or warrants. The shares issued at closing are subject to a lock-up period of one year from the date of issuance. See Note 6 - Fair Value for further details.

July 2011 Underwritten Offering

On July 7, 2011, the Company closed an underwritten offering for an aggregate of 1,088,235 units, at an offering price of $9.52 per unit, for gross proceeds of approximately $10.4 million. Each unit consists of (i) one share of common stock and (ii) a five-year warrant to purchase 0.5 of a share of common stock at an exercise price of $9.52 per share, exercisable beginning six months after the date of issuance. The shares of common stock and warrants were immediately separable. As of December 31, 2012, all warrants issued to the investors in connection with this financing were outstanding and have been classified as equity. The transaction date fair value of the warrants of approximately $3.5 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 1.74%, expected volatility - 99%, expected dividend yield - 0%, and a remaining contractual life of 5.00 years. Net proceeds of approximately $9.3 million, after underwriting discounts and commissions and other fees and expenses of approximately $1.1 million, were allocated based on relative transaction date fair values in the following manner: $6.8 million ($6.23 per share) and $2.5 million ($4.62 per warrant) to common shares and warrants, respectively.

October 2010 Private Placement

On October 7, 2010, the Company completed a private placement pursuant to which it sold approximately $15.2 million of its units to several institutional investors, for net proceeds of approximately $14.0 million. The units consist of one share of common stock and 0.5 of a warrant, with each whole warrant representing the right to purchase one share of common stock at an exercise price of $13.44 per share for a period of five years. As of December 31, 2012, all options and warrants issued to the investors are outstanding and have been classified as equity. The investors purchased a total of 1,189,027 units at a price of $12.78 per unit. The investors also had the right to acquire up to 594,513 additional units at a price of $11.69 per unit (for $6.9 million in gross proceeds) at any time up to nine months after closing or by July 6, 2011. As of December 31, 2012, none of the additional units had been exercised and, as of July 6, 2011, the right to acquire the additional units lapsed. The transaction date fair value of the warrants and additional optional units was $5.1 million and $2.8 million, respectively. Net proceeds of approximately $14.0 million were allocated based on relative transaction date fair values in the following manner: $8.9 million ($7.49 per share), $3.3 million ($5.53 per warrant) and $1.8 million ($3.01 per optional unit) to common shares, warrants and the additional optional units, respectively.

January 2010 Registered Direct Financings

On January 25, 2010, the Company completed the sale of 335,714 units in a “registered direct” offering at a purchase price of $17.50 per unit to certain institutional investors of the Company for gross proceeds of approximately $5.9 million. Each unit consisted of one share of the Company’s common stock and one warrant to purchase 0.30 of one share of its common stock. The warrants have a five-year term from the date of issuance, are exercisable beginning six months from the date of issuance at an exercise price of $19.95 per share of common stock. As of December 31, 2012, warrants issued to the investors have been classified as equity. The transaction date fair value of the warrants of $1.0 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate - 2.39%, expected volatility - 90%, expected dividend yield - 0%, and a remaining contractual life of 5.00 years. As of December 31, 2012, all the warrants are outstanding. Net proceeds of approximately $5.4 million were allocated based on relative transaction date fair values in the following manner: $4.5 million ($13.51 per share) to common shares and $0.9 million ($9.03 per warrant) to the warrants.

On January 13, 2010, the Company completed the sale of 407,143 units in a “registered direct” offering to certain institutional investors. Each unit was sold at a purchase price of $17.57 per unit and consists of one share of the Company’s common stock and one warrant to purchase 0.25 of one share of its common stock for gross proceeds of approximately $7.2 million. The warrants have a five-year term from the date of issuance, are exercisable beginning six months from the date of issuance at an exercise price of $22.82 per share of common stock. As of December 31, 2012, warrants issued to the investors have been classified as equity. The transaction date fair value of the warrants of $1.3 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate - 2.55%, expected volatility - 90%, expected dividend yield - 0%, and a remaining contractual life of 5.00 years. As of December 31, 2012, all the warrants are outstanding. Net proceeds of approximately $6.5 million were allocated based on relative transaction date fair values in the following manner: $5.6 million ($13.65 per share) to common shares and $0.9 million ($9.24 per warrant) to the warrants.

July 2009 Registered Direct Financing

On July 29, 2009, the Company sold its securities to select institutional investors consisting of 571,429 units in a “registered direct” offering at a purchase price of $5.95 per unit. Each unit consisted of (i) one share of the Company’s common stock, (ii) one warrant to purchase 0.625 of one share of common stock (a “Series I Warrant”) and (iii) one warrant to purchase 0.1838805 of one share of common stock (a “Series II Warrant”). The Series I Warrants had a seven-month term from the date of issuance, were exercisable beginning six months from the date of issuance at an exercise price of $7.00 per share of common stock. During the first quarter of 2010, all of the Series I Warrants were exercised for $2.5 million. The Series II Warrants have a five-year term from the date of issuance, are exercisable beginning six months from the date of issuance at an exercise price of $7.00 per share of common stock. During the first quarter of 2010, 6,181 common shares were issued upon exercise of Series II Warrants with proceeds of $43,266. There were no exercises during the year ended December 31, 2011 or 2012.

The net proceeds to the Company from the sale of the units, after deducting for the placement agent’s fees and offering expenses, were approximately $2.9 million. As of December 31, 2012, the remaining Series II Warrants outstanding and exercisable into 98,893 of the Company’s shares of common stock have been classified as equity. The transaction date fair value of the Series II Warrants of $0.6 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate - 2.69%, expected volatility - 90%, expected dividend yield - 0%, and a remaining contractual life of 5.00 years.

December 2007 Committed Equity Financing Facility or CEFF

On December 10, 2007 and as amended on November 24, 2009, Cyclacel entered into a Committed Equity Financing Facility, or CEFF, with Kingsbridge, in which Kingsbridge committed to purchase the lesser of 583,513 shares of common stock or $60 million of common stock from Cyclacel over a three-year period. The CEFF lapsed on December 10, 2010.

During the year ended December 31, 2010, the Company sold 402,704 shares of its common stock to Kingsbridge under the CEFF, in consideration of aggregate proceeds of $4.9 million.

Common Stock Warrants

In connection with the Company’s February 16, 2007 “registered direct” offering, the Company issued to investors warrants to purchase 151,773 shares of common stock. The warrants issued to the investors are being accounted for as a liability. At the date of the transaction, the fair value of the warrants of $6.8 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate - 4.58%, expected volatility - 85%, expected dividend yield - 0%, and a remaining contractual life of 6.88 years. The value of the warrant is being marked to market each reporting period as a derivative gain or loss on the consolidated statement of operations until exercised or expiration. At December 31, 2011 the fair value of the warrants determined utilizing the Black-Scholes option pricing model was approximately $0.1. The Company determined that the warrants had no value at December 31, 2012 because of the market price of the Company’s common stock compared to the exercise price of the warrants and the expiration of the warrants in February 2014. The Company recognized the change in the value of warrants of $0.6 million and approximately $51,000 as gains on the consolidated statements of operations for the years ended December 31, 2011 and 2012, respectively.

The following table summarizes information about warrants outstanding at December 31, 2012:

Issued in Connection With	Expiration Date	Common Shares Issuable	Weighted Average Exercise Price
April 2006 stock issuance	2013	367,347	$49.00
February 2007 stock issuance	2014	151,773	$59.08
December 2007 CEFF	2013	14,285	$9.80
July 2009 Series II stock issuance	2014	98,893	$7.00
January 2010 stock issuance	2015	101,785	$22.82
January 2010 stock issuance	2015	100,714	$19.95
October 2010 stock issuance	2015	594,513	$13.44
July 2011 stock issuance	2016	544,117	$9.52
Total		1,973,427	$22.96

Exercise of Stock Options

During the year ended December 31, 2011, 948 shares of common stock were issued from the exercise of stock options resulting in proceeds of approximately $3,000.  During the year ended December 31, 2012, there were 33,351 stock option exercises totaling approximately $0.1 million.

12          Stock-Based Compensation Arrangements

All stock-based compensation information presented gives effect to the reverse stock split, which occurred on August 24, 2012.

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for 2010, 2011 and 2012 as shown in the following table:

	Year ended December 31, 2010	Year ended December 31, 2011	Year ended December 31, 2012
	$000	$000	$000
Research and development	351	171	71
General and administrative	1,344	669	266
(Loss) income from discontinued operations, net of tax	51	42	43
Stock-based compensation costs before income taxes	1,746	882	380

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

The Company granted approximately 33,571 options to employees and directors with a grant date fair value of approximately $0.1 million, of which approximately $12,000 has been recorded as compensation cost in the consolidated statement of operations for the year ended December 31, 2012. During 2011, the Company granted approximately 28,500 options to employees and directors with a grant date fair value of approximately $0.2 million, of which approximately $24,000 has been recorded as compensation cost for the year ended December 31, 2011.  During 2010, the Company granted approximately 0.1 million options to employees and directors with a grant date fair value of approximately $0.6 million, of which approximately $50,000 was expensed during the year ended December 31, 2010. The weighted average grant-date fair values of options granted during the year ended December 31, 2012, 2011, and 2010 were $2.52, $8.05, and $9.80, respectively.

As of December 31, 2012, the total remaining unrecognized compensation cost related to the non-vested stock options amounted to approximately $0.4 million, which will be amortized over the weighted-average remaining requisite service period of 2.27 years.

During the years ended December 31, 2010, 2011 and 2012, the Company did not settle any equity instruments with cash.

The Company received $0.1 million from the exercise of 33,351 options during 2012. The total intrinsic value of options exercised during 2012 was approximately $0.1 million. The Company received $3,000 from the exercise of 948 stock options during 2011. The total intrinsic value of options exercised during 2011 was approximately $7,000. The Company received approximately $0.1 million from the exercise of 24,901 stock options during 2010. The total intrinsic value of options exercised during 2010 was approximately $0.2 million. No income tax benefits were recorded for the years ended December 2010, 2011 and 2012 because ASC 718 prohibits recognition of tax benefits for exercised stock options until such benefits are realized. The Company was not able to benefit from the deduction for exercised stock options for the years ended December 31, 2010, 2011 and 2012 because the Company incurred tax losses in each of those years.

Outstanding Options

A summary of the share option activity and related information is as follows:

Cyclacel Pharmaceuticals, Inc.	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at December 31, 2010	498,562	$27.72	7.22	$938
Granted	28,500	$10.64
Exercised	(948)	$2.87
Cancelled/forfeited	(23,865)	$40.53
Options outstanding at December 31, 2011	502,249	$26.11	6.44	$140
Granted	33,571	$3.29
Exercised	(33,351)	$3.09
Cancelled/forfeited	(39,446)	$20.21
Options outstanding at December 31, 2012	463,023	$26.61	5.58	347
Unvested at December 31, 2011	69,781	$8.83	8.44	68
Vested and exercisable at December 31, 2012	393,242	$29.77	5.07	279

The following table summarizes information about options outstanding at December 31, 2012:

Exercise price ($)	Number outstanding	Weighted Average remaining contractual life	Number exercisable
2.03 — 13.86	196,078	7.24	133,108
15.05 — 34.62	44,618	6.11	37,807
36.63 — 40.67	72,581	4.81	72,581
43.75 — 48.65	123,353	3.56	123,353
54.60 — 105.00	26,393	3.88	26,393
	463,023		393,242

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718 using the following assumptions:

	Year ended December 31, 2010	Year ended December 31, 2011	Year ended December 31, 2012
Expected term (years)	5 — 6	5 — 6	6
Risk free interest rate	1.64 — 2.96%	1.47 — 2.29%	0.95%
Volatility	90 — 102%	93 — 99%	98%
Expected dividend yield over expected term	0.00%	0.00%	0.00%
Resulting weighted average grant date fair value	$9.80	$8.05	$2.52

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

Estimates of pre-vesting option forfeitures are based on the Company’s experience. Currently the Company uses a forfeiture rate of 0 — 30% depending on when and to whom the options are granted. The Company adjusts its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment in the period of change and may impact the amount of compensation expense to be recognized in future periods.

The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. During the years ended December 31, 2010, 2011 and 2012, the Company recognized an expense of $0.5 million, an expense of approximately $0.2 million, and income of approximately $0.1 million, respectively, as a result of revised forfeiture rates.

The weighted average risk-free interest rate represents interest rate for treasury constant maturities published by the Federal Reserve Board. If the term of available treasury constant maturity instruments is not equal to the expected term of an employee option, Cyclacel uses the weighted average of the two Federal Reserve securities closest to the expected term of the employee option.

Restricted Stock

In November 2008, the Company issued 7,142 shares of restricted common stock to an employee subject to certain forfeiture provisions. Specifically, one quarter of the award vests one year from the date of grant and 1/48 of the award effectively vests each month thereafter. This restricted stock grant was accounted for at fair value at the date of grant and an expense is recognized during the vesting term. As of December 31, 2012, all of these awards have vested and there is no remaining unrecognized compensation cost. Summarized information for restricted stock activity for the years ended December 31, 2011 and 2012 is as follows:

	Restricted Stock	Weighted Average Grant Date Value Per Share
Non-vested at December 31, 2010	3,418	$3.08
Vested	(1,786)	$3.08
Non-vested at December 31, 2011	1,632	$3.08
Vested	(1,632)	$3.08
Non-vested at December 31, 2012	—	$—

Restricted Stock Units

The Company issued 13,100, 34,000, and 12,281 restricted stock units, each of which entitles the holders to receive a share of the Company’s common stock, to senior executives of the Company in November 2008, December 2011, and to employees in January 2012 and February 2012. The 2008 grants vest over four years and the 2011 and 2012 grants vest over three years. A restricted stock unit grant is accounted for at fair value at the date of grant which is equivalent to the market price of a share of the Company’s common stock, and an expense is recognized over the vesting term. As of December 31, 2012, the total remaining unrecognized compensation cost related to the non-vested restricted stock amounted to $0.1 million, which will be amortized over the weighted-average remaining requisite service period of 1.97 years. Summarized information for restricted stock units activity for the years ended December 31, 2011 and 2012 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Value Per Share
Non-vested at December 31, 2010	5,142	$3.08
Granted	34,000	$5.81
Vested	(2,679)	$3.08
Non-vested at December 31, 2011	36,463	$5.60
Granted	12,281	$3.85
Forfeited	(6,904)	$4.99
Vested	(2,463)	$3.08
Non-vested at December 31, 2012	39,377	$5.34

13          Employee Benefit Plans

Pension Plan

The Company operates a defined contribution group personal pension plan for all of its U.K. based employees. Company contributions to the plan totaled approximately $0.2 million for the year ended December 31, 2009 and $0.1 million for the years ended December 31, 2011 and 2012.

401(k) Plan

The 401(k) Plan provides for matching contributions by the Company in an amount equal to the lesser of 100% of the employee’s deferral or 6% of the U.S. employee’s qualifying compensation. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to the employees until withdrawn. Company matching contributions are tax deductible by the Company when made. Company employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit of $17,000 if under 50 years old and $22,500 if over 50 years old in 2012 and to have those funds contributed to the 401(k) Plan. For each of the years ended December 31, 2010, 2011 and 2012, the Company made contributions of approximately $0.1 million to the 401(k) Plan.

14          Taxes

(Loss) income before taxes from continuing operations is comprised of the following components for the years ended December 31, 2010, 2011 and 2012:

	Year ended December 31, 2010	Year ended December 31, 2011	Year ended December 31, 2012
	$000	$000	$000
Domestic	(3,533)	904	(2,009)
Foreign	(12,014)	(16,072)	(13,098)
(Loss) income from continuing operations before taxes	(15,547)	(15,168)	(15,107)

The benefit for income taxes from continuing operations consists of the following:

	Year ended December 31, 2010	Year ended December 31, 2011	Year ended December 31, 2012
	$000	$000	$000
Current — domestic	(10)	—	—
Current — foreign	667	565	1,014
Current — total	657	565	1,014
Deferred — domestic	—	—	337
Income tax benefit	657	565	1,351

The Company has incurred a taxable loss in each of the operating periods since incorporation. The income tax credits of $0.7 million, $0.6 million and $1.4 million for the years ended December 31, 2010, 2011 and 2012, respectively, represent U.K. research and development (“R&D”) tax credits receivable against such expenditures in the United Kingdom that are refundable.

A reconciliation of the (benefit) provision for income taxes from continuing operations with the amount computed by applying the statutory federal tax rate to loss before income taxes is as follows:

	Year ended December 31, 2010	Year ended December 31, 2011	Year ended December 31, 2012
	$000	$000	$000
Loss before income taxes	(15,547)	(15,168)	(15,107)

Income tax expense computed at statutory federal tax rate	(5,286)	(5,157)	(5,136)
Disallowed expenses and non-taxable income	(490)	(141)	176
Loss surrendered to generate R&D credit	1,605	1,372	3,025
Additional research and development tax relief	(793)	(2,260)	(2,656)
Change in valuation allowance	3,605	2,952	(579)
Research and development tax credit rate difference	132	—	—
Foreign items, including change in tax rates	570	2,669	3,819
	(657)	(565)	(1,351)

Significant components of the Company’s deferred tax assets are shown below:

	December 31,
	2011	2012
	$000	$000
Net operating loss carryforwards	43,870	42,399
Depreciation, amortization and impairment of property and equipment	1,772	1,654
Stock Options	1,372	1,451
Accrued Expenses	3,435	3,389
Other	96	45
Translation adjustment	249	1,277
Deferred Tax Assets	50,794	50,215
Valuation allowance for deferred tax assets	(50,794)	(50,215)
Net deferred taxes	—	—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. A valuation allowance has been established, as realization of such assets is uncertain.

The Company’s management evaluated the positive and negative evidence bearing upon the realizability of its deferred assets, and has determined that, at present, the Company may not be able to recognize the benefits of the deferred tax assets under the more likely than not criteria. Accordingly, a valuation allowance of approximately $50 million has been established at December 31, 2012. The valuation allowance increased by approximately $3 million in 2011 and decreased by approximately $579 thousand in 2012.

In certain circumstances, as specified in the Tax Reform Act of 1986, due to ownership changes, the Company’s ability to utilize its NOL carryforwards may be limited. The benefit of deductions from the exercise of stock options is included in the net operating loss (“NOL”) carryforwards. The benefit from these deductions will be recorded as a credit to additional paid-in capital if and when realized through a reduction of cash taxes. As of December 31, 2011 and 2012, the Company had federal NOLs of $18.6 million and $19.2 million and foreign NOLs of $148.2 million and $153.4 million, respectively. The Company has federal NOLs that will start to expire in 2027, and state NOLs totaling $18.3 million will start expiring in 2023. The Company’s foreign NOL’s do not expire under U.K. tax law.

Utilization of the NOLs may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not currently completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since the Company’s formation, due to the significant complexity and related cost associated with such study. Management has evaluated all significant tax positions at December 31, 2011 and 2012 and concluded that there are no material uncertain tax positions. The Company would recognize both interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception.

Tax years 2010, 2011 and 2012 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United Kingdom and the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the United Kingdom’s H.M. Revenue & Customs, the Internal Revenue Service (“IRS”) or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the IRS or any other jurisdictions for any tax years.

15    Geographic Information

Geographic information for the years ended December 31, 2010, 2011 and 2012 is as follows:

	Year ended December 31, 2010	Year ended December 31, 2011	Year ended December 31, 2012
	$000	$000	$000
Revenue
United Kingdom	112	—	69
Total Revenue	1	—	69
Net loss
United States:
Continuing operations	(3,531)	565	(1,672)
Discontinued operations	(1,131)	(640)	570
Total United States	(4,662)	(75)	(1,102)
United Kingdom	(11,359)	(15,168)	(12,084)
Total Net Loss	(16,021)	(15,243)	(13,186)

	December 31,
	2011	2012
	$000	$000
Total Assets
United States:
Continuing operations	20,402	14,286
Discontinued operations	313	1,214
Total United States	20,715	15,500
United Kingdom	5,283	3,854
Total Assets	25,998	19,354

Long Lived Assets, net
United States:
Continuing operations	45	25
Discontinued operations	—	—
Total United States	45	25
United Kingdom	122	104
Total Long Lived Assets, net	167	129

16   Subsequent Events

Preferred Stock Dividend

On January 11, 2013, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s Preferred Stock with respect to the fourth quarter of 2012. The Company paid the dividend on February 1, 2013 to holders of record of the Preferred Stock as of the close of business on January 22, 3013.

The Board considered numerous factors in determining whether to declare the quarterly dividend, including the requisite financial analysis and determination of a surplus. While the Board will analyze the advisability of the declaration of dividends in future quarters, there is no assurance that future quarterly dividends will be declared.

Preferred Exchanges

During the first quarter of 2013, the Company settled three separate Securities Exchange Agreements with its stockholders pursuant to which the Company agreed to issue 1,513,653 shares of its common stock to the preferred stockholders in exchange for their delivery to the Company of 792,460 shares of the Company’s Convertible Preferred Stock. As the Company issued 1,465,480 shares of common stock in excess of the number of shares the preferred stock was convertible into under the original conversion terms, we anticipate recording deemed dividends in the amount of approximately $8.4 million during the first quarter of 2013. As of a result of these transactions a total of 420,862 shares of Preferred Stock remain outstanding.

Stock Purchase Agreement

During the first quarter of 2013, the Company sold 650,000 shares of its common stock to Aspire Capital Fund, LLC under the Common Stock Purchase Agreement in consideration for an aggregate proceeds of $3.4 million.

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

Pursuant to this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

Based on this assessment, management determined that, as of December 31, 2012, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

(c) Changes in  Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by item 10 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2012 fiscal year pursuant to Regulation 14A for its 2013 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by item 11 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2012 fiscal year pursuant to Regulation 14A for its 2013 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by item 12 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2012 fiscal year pursuant to Regulation 14A for its 2013 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by item 13 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2012 fiscal year pursuant to Regulation 14A for its 2013 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by item 14 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2012 fiscal year pursuant to Regulation 14A for its 2013 Annual Meeting of Stockholders.

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

3.1*	Amended and Restated Certificate of Incorporation of Cyclacel Pharmaceuticals, Inc.

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

4.13

Registration Rights Agreement, dated as of December 14, 2012, by and between the Company and Aspire Capital Fund, LLC (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 17, 2012, and incorporated herein by reference).

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

10.9†

Amended and Restated Equity Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 24, 2012, and incorporated herein by reference).

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

10.21#

License Agreement by and between Sankyo Co., Ltd. and Cyclacel Limited, dated September 10, 2003, and letter amendments dated April 1, 2004 and April 28, 2004 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2011, originally filed with the SEC on August 12, 2011, and incorporated herein by reference).

10.22#

Amendment No. 4 to License Agreement between Daiichi Sankyo Company, Limited and Cyclacel Limited, dated July 11, 2011(previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2011, originally filed with the SEC on August 12, 2011, and incorporated herein by reference).

10.23#

Purchase Agreement, dated as of March 22, 2012, by and among the Company and the investors signatory thereto (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2012, originally filed with the SEC on May 15, 2012, and incorporated herein by reference).

10.24

Common Stock Purchase Agreement, dated as of December 14, 2012 by and between the Company and Aspire Capital Fund, LLC (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 17, 2012, and incorporated herein by reference).

21*	Subsidiaries of Cyclacel Pharmaceuticals, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Spiro Rombotis, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Paul McBarron, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Spiro Rombotis, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2**	Certification of Paul McBarron, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

101***

The following materials from Cyclacel Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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

CYCLACEL PHARMACEUTICALS, INC.

Date: April 1, 2013	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer & Executive Vice President, Finance

(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Spiro Rombotis	President & Chief Executive Officer	April 1, 2013
Spiro Rombotis	(Principal Executive Officer) and Director

/s/ Paul McBarron	Chief Operating Officer, Chief Financial Officer & Executive Vice President, Finance	April 1, 2013
Paul McBarron
(Principal Financial and Accounting Officer) and Director

/s/ Dr. David U’Prichard	Chairman	April 1, 2013
Dr. David U’Prichard

/s/ Dr. Christopher Henney	Vice Chairman	April 1, 2013
Dr. Christopher Henney

/s/Dr. Nicholas Bacopoulos	Director	April 1, 2013
Dr. Nicholas Bacopoulos

/s/ Sir John Banham	Director	April 1, 2013
Sir John Banham

/s/Gregory Hradsky	Director	April 1, 2013
Gregory Hradsky

/s/Lloys Sems	Director	April 1, 2013
Lloyd Sems