Form 10-Q
period 2013-03-31
Cyclacel Pharmaceuticals, Inc.
filed 2013-05-13
CIK 1130166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 13, 2013 there were 10,881,780 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In $000s, except share amounts)

	December 31,	March 31,
	2012	2013
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,412	$14,139
Prepaid expenses and other current assets	1,599	2,056
Current assets of discontinued operations	861	835
Total current assets	18,872	17,030
Property, plant and equipment (net)	129	184
Long-term assets of discontinued operations	353	272
Total assets	$19,354	$17,486
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,259	$2,825
Accrued and other current liabilities	5,601	3,534
Economic Rights measured at fair value	1,120	550
Other liabilities measured at fair value	20	20
Current liabilities of discontinued operations	335	323
Total current liabilities	9,335	7,252
Total liabilities	9,335	7,252
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2012 and March 31, 2013; 1,213,142 and 420,682 shares issued and outstanding at December 31, 2012 and March 31, 2013, respectively. Aggregate preference in liquidation of $14,436,390 and $5,006,116 at December 31, 2012 and March 31, 2013, respectively	1	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2012 and March 31, 2013; 8,686,484 and 10,881,780 shares issued and outstanding at December 31, 2012 and March 31, 2013, respectively	9	11
Additional paid-in capital	280,211	292,114
Accumulated other comprehensive income (loss)	48	(193)
Deficit accumulated during the development stage	(270,250)	(281,698)
Total stockholders’ equity	10,019	10,234
Total liabilities and stockholders’ equity	$19,354	$17,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In $000s, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,		Period from August 13, 1996 (inception) to March 31,
	2012	2013	2013
Revenues:
Collaboration and research and development revenue	$—	$—	$3,100
Grant revenue	—	212	3,929
Total revenues	—	212	7,029
Operating expenses:
Research and development	1,347	1,580	193,971
General and administrative	1,768	2,683	92,094
Goodwill and intangibles impairment	—	—	2,747
Other restructuring costs	—	—	2,634
Total operating expenses	3,115	4,263	291,446
Operating loss	(3,115)	(4,051)	(284,417)
Other income (expense):
Costs associated with aborted 2004 IPO	—	—	(3,550)
Payment under guarantee	—	—	(1,652)
Non-cash consideration associated with stock purchase agreement	—	—	(423)
Change in valuation of Economic Rights	(56)	570	547
Change in valuation of liabilities measured at fair value	42	—	6,378
Foreign exchange losses	114	120	(3,885)
Interest income	6	1	13,748
Interest expense	—	—	(4,567)
Other income (expense)	47	4	81
Total other (expense) income, net	153	695	6,677
Loss from continuing operations before taxes	(2,962)	(3,356)	(277,740)
Income tax benefit	168	258	20,053
Net loss from continuing operations	(2,794)	(3,098)	(257,687)
Discontinued operations:
(Loss) income from discontinued operations, net of tax of $0 and $10 for the three months ended March 31, 2012 and 2013, respectively	(161)	16	(12,130)
Net loss	(2,955)	(3,082)	(269,817)
Dividend on preferred ordinary shares	—	—	(38,123)
Deemed dividend on convertible exchangeable preferred shares	—	(8,366)	(11,881)
Dividend on convertible exchangeable preferred shares	(182)	(122)	(4,507)
Net loss applicable to common shareholders	(3,137)	(11,570)	(324,328)
Net loss per share, continuing operations — basic and diluted	$(0.38)	$(1.18)
Net loss per share, discontinued operations — basic and diluted	$(0.02)	$—
Net loss per share — basic and diluted	$(0.40)	$(1.18)
Weighted average common shares outstanding	7,823,089	9,790,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In $000s, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,		Period from August 13, 1996 (inception) to December 31,
	2012	2013	2013
Comprehensive loss	$(2,947)	$(3,323)	$(270,010)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In $000s)
(Unaudited)

	Three Months Ended March 31,		Period from August 13, 1996 (inception) to March 31,
	2012	2013	2013
	$000	$000	$000
Operating activities:
Net loss	(2,955)	(3,082)	(269,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest on notes payable, net of amortization of debt premium	—	—	100
Amortization of investment premiums, net	—	—	(2,297)
Change in valuation of liabilities measured at fair value	14	(570)	(6,925)
Non-cash consideration associated with stock purchase agreement	—	—	423
Depreciation	15	26	12,641
Amortization of intangible assets	—	—	886
Fixed asset impairment	—	—	221
Unrealized foreign exchange (gains) losses	—	—	7,747
Deferred revenue	—	—	(98)
Compensation for warrants issued to non-employees	—	—	1,215
Shares issued for IP rights	—	—	446
Loss (gain) on disposal of property, plant and equipment	(47)	—	38
Goodwill and intangibles impairment	—	—	7,934
Stock-based compensation	102	72	19,475
Provision for restructuring	—	—	1,779
Amortization of issuance costs of Preferred Ordinary ‘C’ shares	—	—	2,517
Transaction costs on sale of Economic Rights	33	—	33
Gain on termination of distribution agreements	—	—	(1,192)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(126)	(482)	(779)
Accounts payable and other current liabilities	(807)	(1,332)	(4,877)
Net cash used in operating activities	(3,771)	(5,368)	(230,530)
Investing activities:
Purchase of ALIGN	—	—	(3,763)
Purchase of property, plant and equipment	(9)	(92)	(8,941)
Minimum royalty payments received from termination of ALIGN license agreement	—	132	132
Proceeds from sale of property, plant and equipment	24	—	225
Purchase of short-term investments on deposit, net of maturities	—	—	(156,657)
Cash proceeds from redemption of short term securities	—	—	162,729
Net cash provided by (used in) investing activities	15	40	(6,275)

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(In $000s)
(Unaudited)

	Three Months Ended March 31,		Period from August 13, 1996 (inception) to March 31,
	2012	2013	2013
Financing activities:
Payments of capital lease obligations	—	—	(3,719)
Proceeds from issuance of ordinary and preferred ordinary shares, net of issuance costs	—	—	121,678
Proceeds from issuance of common stock and warrants, net of issuance costs	2,911	3,414	98,966
Proceeds from the exercise of stock options and warrants, net of issuance costs	34	—	267
Payment of preferred stock dividend	—	(129)	(2,027)
Repayment of government loan	—	—	(455)
Government loan received	—	—	414
Loan received from Cyclacel Group plc	—	—	9,103
Proceeds of committable loan notes issued from shareholders	—	—	8,883
Loans received from shareholders	—	—	1,645
Cash and cash equivalents assumed on stock purchase of Xcyte	—	—	17,915
Costs associated with stock purchase	—	—	(1,951)
Net cash provided by financing activities	2,945	3,285	250,719
Effect of exchange rate changes on cash and cash equivalents	2	(230)	225
Net increase (decrease) in cash and cash equivalents	(809)	(2,273)	14,139
Cash and cash equivalents, beginning of period	24,449	16,412	—
Cash and cash equivalents, end of period	23,640	14,139	14,139

Supplemental cash flow information:
Cash received during the period for:
Interest	5	1	11,758
Taxes	—	—	18,772
Cash paid during the period for:
Interest	—	—	(1,914)
Schedule of non-cash transactions:
Acquisitions of equipment purchased through capital leases	—	—	3,470
Issuance of common shares in connection with license agreements	—	—	592
Issuance of Ordinary shares on conversion of bridging loan	—	—	1,638
Issuance of Preferred Ordinary ‘C’ shares on conversion of secured convertible loan notes and accrued interest	—	—	8,893
Issuance of Ordinary shares in lieu of cash bonus	—	181	345
Issuance of other long term payable on ALIGN acquisition	—	—	1,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Cyclacel Pharmaceuticals, Inc. (Cyclacel or the Company) is a development-stage biopharmaceutical company dedicated to the development and commercialization of novel, mechanism-targeted drugs to treat human cancers and other serious diseases. Cyclacel is focused on delivering leading edge therapeutic management of cancer patients based on a clinical development pipeline of novel drug candidates.

Cyclacel’s clinical development priorities are focused on sapacitabine, an orally available, cell cycle modulating nucleoside analogue.

Sapacitabine is being evaluated in the SEAMLESS Phase 3 trial being conducted under a Special Protocol Assessment (“SPA”) agreement with the US Food and Drug Administration (“FDA”) for the front-line treatment of acute myeloid leukemia (“AML”) in the elderly and in Phase 2 studies for AML, myelodysplastic syndromes (“MDS”), non-small cell lung cancer (“NSCLC”) and chronic lymphocytic leukemia. Sapacitabine is also being evaluated in a Phase1 study in combination with seliciclib, our second clinical candidate, in patients with solid tumors. The U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, have designated sapacitabine as an orphan drug for the treatment of both AML and MDS.

The Company has ongoing clinical programs with seliciclib, an oral, highly selective inhibitor of CDK enzymes, in NSCLC and nasopharyngeal cancer (“NPC”) and once data becomes available and is reviewed, the Company will determine the feasibility of pursuing further development and/or partnering these assets.

Our second generation CDK inhibitor, CYC065, is an oral, highly selective inhibitor of CDK enzymes. CYC065 has been shown to have increased anti-proliferative potency and improved pharmaceutical properties compared to seliciclib. Investigational new drug or IND-enabling studies with CYC065 are in progress supported by a $1.9 million grant from the UK Government’s Biomedical Catalyst.

In addition to these development programs, the Company has allocated limited resources to other programs allowing the Company to maintain and build on its core competency in cell cycle biology and related drug discovery, including its polo-like kinase, or PLK, inhibitor program, the Company discovered CYC140, a potent and selective, orally-available, small molecule inhibitor of PLK1, a kinase active during cell division, targeting the mitotic phase of the cell cycle.  In the Company’s Aurora kinase inhibitor program, CYC116, an internally-discovered, orally-available, small molecule inhibitor of Aurora kinases A and B and Vascular Endothelial Growth Factor Receptor 2, or VEGFR2, has completed a multicenter Phase 1 trial. PLK and Aurora are cancer drug targets discovered by Professor David Glover, the Company’s Chief Scientist.

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

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2013, the condensed consolidated statements of operations, comprehensive loss, and cash flows for the three months ended March 31, 2013 and 2012 and the period from August 13, 1996 (inception) to March 31, 2013, and all related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2012 is derived from the audited consolidated financial statements included in the 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the condensed consolidated balance sheet as of March 31, 2013, and the results of operations, comprehensive loss and cash flows for the three months ended March 31, 2013 and 2012, have been made. The interim results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed with the SEC.

Recent Developments

Preferred Stock Dividend

On January 11, 2013, the Company’s Board of Directors (the “Board”) declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”) with respect to the fourth quarter of 2012. The Company paid the dividend on February 1, 2013 to holders of record of the Preferred Stock as of the close of business on January 22, 2013.

Preferred Exchanges

During the first quarter of 2013, the Company settled three separate Securities Exchange Agreements with certain stockholders pursuant to which the Company agreed to issue an aggregate of 1,513,653 shares of its common stock to the preferred stockholders in exchange for their delivery to the Company an aggregate of 792,460 shares of the Company’s Preferred Stock. The Company issued 1,465,480 shares of common stock in excess of the number of shares the Preferred Stock was convertible into under the original conversion terms. Accordingly, deemed dividends in the amount of approximately $8.4 million were recorded during the first quarter of 2013. As a result of these transactions, a total of 420,862 shares of Preferred Stock remain outstanding as of March 31, 2013.

Stock Purchase Agreement

During the first quarter of 2013, the Company sold 650,000 shares of its common stock to Aspire Capital Fund, LLC (“Aspire”) under the Common Stock Purchase Agreement in consideration for aggregate proceeds of approximately $3.4 million.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries for the indicated periods. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include inputs used to determine stock-based compensation expense and the fair value of financial instruments, such as the Economic Rights and other liabilities measured at fair value.  Cyclacel reviews its estimates on an ongoing basis. The estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates. Cyclacel believes the judgments and estimates required by the following accounting policies to be significant in the preparation of the Company’s consolidated financial statements.

Cash and Cash Equivalents

Cash equivalents are stated at cost, which is substantially the same as fair value. The Company considers all highly liquid investments with an original maturity of three months or less at the time of initial purchase to be cash equivalents and categorizes such investments as held to maturity. The objectives of the Company’s cash management policy are to safeguard and preserve funds, to maintain liquidity sufficient to meet Cyclacel’s cash flow requirements and to attain a market rate of return. Cash and cash equivalents, composed of $5.9 million of cash and $8.2 million of cash equivalents, was $14.1 million at March 31, 2013. Cash and cash equivalents, composed of $12.3 million of cash and $4.1 million of cash equivalents, was $16.4 million at December 31, 2012. Cash equivalents include money market funds and commercial paper.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents. The Company maintains its cash and cash equivalent balances in the form of business checking accounts, money market accounts and commercial paper, the balances of which at times may exceed federal insurance limits. Cash equivalents are invested in accordance with the Company’s investment policy. The investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, common stock warrants, financial instruments associated with stock purchase agreements, and other arrangements. The carrying amounts of cash and cash equivalents, accounts payable, and accrued liabilities approximate their respective fair values due to the nature of the accounts, notably their short maturities. Economic Rights, warrants, financial instruments associated with stock purchase agreements, and certain other liabilities are measured at fair value using applicable inputs as described in Note 3 - Fair Value.

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

Fair Value Measurements

Inputs used to determine fair value of financial and non-financial assets and liabilities are categorized using a fair value hierarchy that prioritizes observable and unobservable inputs into three broad levels, from Level 1, for quoted prices (unadjusted)  in active markets for identical assets or liabilities, to Level 3, for unobservable inputs (see Note 3 - Fair Value). Management reviews the categorization of fair value inputs on a periodic basis and may determine that it is necessary to transfer an input from one level of the fair value hierarchy to another based on changes in events or circumstances, such as a change in the observability of an input. Any such transfer will be recognized at the end of the reporting period.

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

Stock-based Compensation

The Company grants stock options, restricted stock units and restricted stock to officers, employees and directors under the Amended and Restated Equity Incentive Plan (“2006 Plan”), which was approved on March 16, 2006, as amended on May 21, 2007, amended and restated on April 14, 2008 and further amended on May 23, 2012. Under the 2006 Plan, the Company has granted various types of awards, which are described more fully in Note 11 - “Stock-Based Compensation Arrangements”. The Company accounts for these awards under ASC 718 “Compensation — Stock Compensation” (“ASC 718”).

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

	Three Months Ended March 31,
	2012	2013
Stock options	491,240	463,023
Restricted Stock and Restricted Stock Units	49,255	124,474
Convertible preferred stock	73,747	25,573
Contingently issuable shares and common stock warrants associated with Economic Rights	419,007	220,595
Common stock warrants	1,973,427	1,973,427
Total shares excluded from calculation	3,006,676	2,807,092

Comprehensive Income (Loss)

In accordance with ASC 220, “Comprehensive Income” (“ASC 220”), all components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income.

Accounting standards adopted in the period

On January 1, 2013 the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on testing indefinite-lived intangible assets for impairment.  This guidance states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying.  Under the guidance, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period.  The adoption of this guidance has not had a material impact on our consolidated financial statements.

On January 1, 2013, the Company adopted guidance issued by the FASB on the reporting of amounts reclassified out of accumulated other comprehensive income.  The guidance requires entities to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period, an entity should cross-reference to other disclosures currently required under U.S. GAAP.  The adoption of this guidance has not had a material impact on our consolidated financial statements.

On January 1, 2013, the Company adopted guidance issued by the FASB to clarify the scope of the previously issued guidance which required companies to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position.  This guidance clarifies that ordinary trade receivables and receivables are not within the scope of the guidance and that the guidance only applies to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria or subject to a master netting arrangement or similar agreement.  The adoption of this guidance has not had a material impact on our consolidated financial statements.

Recent Accounting Pronouncements not yet effective

In March 2013, the FASB issued guidance relating to certain foreign currency matters.  This guidance clarifies the parent company’s accounting for the cumulative translation adjustment when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity or of an investment in a foreign entity.  The guidance is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

3.    FAIR VALUE

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

The fair value of the Company’s financial assets and liabilities that are measured on a recurring basis were determined using the following inputs as of December 31, 2012 (in $000s):

	Level 1	Level 2	Level 3	Total
ASSETS
Cash equivalents	5,523	6,799	—	12,322
Total assets	5,523	6,799	—	12,322

LIABILITIES
Financial instrument associated with stock purchase agreement	—	—	—	—
Economic rights	—	—	1,120	1,120
Other liabilities measured at fair value:
Warrants liability	—	—	—	—
Scottish Enterprise agreement	—	—	20	20
Other liabilities measured at fair value	—	—	20	20
Total liabilities	—	—	1,140	1,140

The fair value of the Company’s financial assets and liabilities that are measured on a recurring basis were determined using the following inputs as of March 31, 2013 (in $000s):

	Level 1	Level 2	Level 3	Total
ASSETS
Cash equivalents	3,876	4,299	—	8,175
Total assets	3,876	4,299	—	8,175

LIABILITIES
Financial instrument associated with stock purchase agreement	—	—	—	—
Economic rights	—	550	—	550
Other liabilities measured at fair value:
Warrants liability	—	—	—	—
Scottish Enterprise agreement	—	—	20	20
Other liabilities measured at fair value	—	—	20	20
Total liabilities	—	550	20	570

The following table reconciles the beginning and ending balances of Level 3 inputs for the three months ended March 31, 2013 (in $000s):

Level 3
Balance as of December 31, 2012	1,140
Change in valuation of Economic Rights	(570)
Movement of valuation of Economic Rights from Level 3 to Level 2	(550)
Balance as of March 31, 2013	20

Financial Instrument Associated with Stock Purchase Agreement

On December 14, 2012, the Company entered into a common stock purchase agreement with Aspire under which Aspire purchased 158,982 shares of common stock for an aggregate purchase price of $1.0 million and committed to purchase up to an additional 1,455,787 shares from time to time as directed by the Company over the next two years at prices derived from the market prices on or near the date of each sale.  However, such commitment is limited to an additional $19.0 million of share purchases.  In consideration for entering into the Purchase Agreement, concurrent with the execution of the Purchase Agreement, the Company issued 74,548 shares of its common stock to Aspire in lieu of paying a commitment fee. The fair value of the 74,548 shares of common stock along with the direct costs incurred in the connection with the Aspire transaction have been allocated to the shares sold at inception of this agreement and the right to sell additional shares in the future based on the ratio of shares sold at inception to the total shares subject to this agreement. As a result, the Company recorded an expense of $0.4 million on its consolidated statements of operations for the year ended December 31, 2012.

During the first quarter of 2013, the Company sold 650,000 shares of its common stock to Aspire under the Common Stock Purchase Agreement in consideration for aggregate proceeds of $3.4 million.

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

Economic Rights

On March 22, 2012, the Company entered into a financing agreement with certain existing institutional stockholders.  Under the terms of the agreement, investors received contractual rights to receive cash equal to 10% of any future litigation settlement related to specified intellectual property, subject to a cap.  In certain defined situations, the Company may have to issue either additional common shares or warrants (collectively, the “Economic Rights”). The Economic Rights are accounted for as a derivative financial instrument under ASC 815 and are measured at fair value. Changes in fair value are recognized in earnings.

On April 3, 2013, the Company entered into a definitive agreement with Celgene Corporation (“Celgene”) to sell to Celgene four Cyclacel-owned patents related to the use of romidepsin injection, intellectual property to which the Economic Rights relates. In connection with the agreement, Celgene has made to Cyclacel a one-time payment of $5.5 million and the both parties have filed a joint stipulation and order for dismissal requesting the Court to enter an order dismissing the litigation. As a result, the holders of the economic rights were paid approximately $0.6 million in April 2013.  Accordingly, the Company recorded the Economic Rights liability at $0.6 million as of March 31, 2013.

The fair value of this liability was approximately $1.1 million as of December 31, 2012 and $0.6 million as of March 31, 2013.  The $0.5 million decrease in the fair value of the Economic Rights during the three months ended March 31, 2013 was recognized as a gain in the consolidated statements of operations.

Up to December 31, 2012, the fair value of the Economic Rights was estimated using a decision-tree analysis method.  This was an income-based method that incorporates the expected benefits, costs and probabilities of contingent outcomes under varying scenarios.  Each scenario within the decision-tree was discounted to the present value using the company’s credit adjusted risk-free rate and ascribed a weighted probability to determining the fair value.  At March 31, 2013, the Company had sufficient information available to estimate the fair value of the economic rights based on the actual amount owed under the Economic Rights agreement, which was 10% of the $5.5 million one-time payment from Celgene.

Other Liabilities Measured at Fair Value

Warrants Liability

The Company issued warrants to purchase shares of common stock under the registered direct financing completed in February 2007.  These warrants are being accounted for as a liability in accordance with ASC 815.  At the date of the transaction, the fair value of the warrants of $6.8 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 4.68%, expected volatility — 85%, expected dividend yield — 0%, and a remaining contractual life of 7 years. As of March 31, 2013, the fair value of the warrants was approximately zero based on the high exercise price of the warrants relative to the Company’s stock price at March 31, 2013 and the remaining term of less than 1 year. The fair value of the warrant is remeasured each reporting period, with a gain or loss recognized in the consolidated statement of operations. Such gains or losses will continue to be reported until the warrants are exercised or expired.

The Company recognized the change in the value of warrants as a gain on the consolidated statement of operations of approximately $42,000 for the three months ended March 31, 2012. There was no change in the value of warrants for the three months ended March 31, 2013.

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

In addition, should a further reduction below current minimum staff levels be effectuated before July 2014 without SE’s prior consent, the Company may be obligated to pay up to £4 million to SE, which will be calculated as a maximum of £4 million (approximately $6.5 million at December 31, 2012 and $6.1 million at March 31, 2013) less the market value of the shares held by SE at the time staffing levels in Scotland fall below the prescribed minimum levels. If the Company were to have reduced staffing levels below the prescribed levels, the amount potentially payable to SE would have been approximately £3.8 million (approximately $6.1 million) and approximately £3.8 million (approximately $5.7 million) at December 31, 2012 and March 31, 2013, respectively.

This arrangement is accounted for as a liability under ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and is measured at fair value. Changes in fair value are recognized in earnings.  Due to the nature of the associated contingency and the likelihood of occurrence, the Company has concluded the fair value of this liability was approximately $20,000 at December 31, 2012 and March 31, 2013, respectively. The most significant inputs in estimating the fair value of this liability are the probabilities that staffing levels fall below the prescribed minimum and that the Company is unable or unwilling to replace such employees within the prescribed time period. At both December 31, 2012 and March 31, 2013, the Company used a scenario analysis model to arrive at the fair value of the Scottish Enterprise Agreement and assumed a 30% probability of falling below a minimum staffing level and a 1% probability that the occurrence of such an event would not be cured within the prescribed time period. At each reporting period, the inputs used to determine the fair value of the liability will be evaluated to determine whether adjustments are appropriate. Changes in the value of this liability are recorded in the consolidated statement of operations.

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following is a summary of prepaid expenses and other current assets at December 31, 2012 and March 31, 2013 (in $000s):

	December 31,	March 31,
	2012	2013
Research and development tax credit receivable	1,033	1,215
Prepayments	358	245
Grant receivable	—	203
Sales tax receivable	45	233
Deposits	153	153
Other current assets	10	7
	1,599	2,056

5.    ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following (in $000s):

	December 31,	March 31,
	2012	2013
Accrued research and development	3,623	2,777
Accrued legal and professional fees	1,118	396
Other current liabilities	860	361
	5,601	3,534

6. STOCK BASED COMPENSATION

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

The Company recognizes all share-based awards issued after the adoption of ASC 718 under the straight-line attribution method. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company evaluates its forfeiture assumptions quarterly and the expected forfeiture rate is adjusted when necessary. Ultimately, the actual expense recognized over the vesting period is based solely on those shares that vest.

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three months ended March 31, 2012 and 2013 as shown in the following table (in $000s):

	For the three months ended March 31,
	2012	2013
General and administrative	77	57
Research and development	17	15
Discontinued operations	8	—
Stock-based compensation costs before income taxes	102	72

2006 Plan

On March 16, 2006, the 2006 Plan was adopted, under which Cyclacel may make equity incentive grants to its officers, employees, directors and consultants. At the Company’s annual shareholder meeting on May 23, 2012, the stockholders approved and amended the number of shares reserved under the 2006 Plan to 1,428,571 shares of the Company’s common stock, up from 742,857 shares. Stock option awards granted under the 2006 Plan have a maximum life of 10 years and generally vest over a four-year period from the date of grant.

There were no options granted during the three months ended March 31, 2012 and 2013.

During the three months ended March 31, 2012, 77,062 options were exercised for proceeds of approximately $34,000. There were no stock options exercised during the three months ended March 31, 2013.  The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur during the year ending December 31, 2013 because the Company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income for the year ended December 31, 2013.

Outstanding Options

A summary of the share option activity and related information is as follows:

Cyclacel Pharmaceuticals, Inc.	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Options outstanding at December 31, 2012	463,023	$26.61	5.58	$347
Granted	—	$—
Exercised	—	$—
Cancelled/forfeited	—	$—
Options outstanding at March 31, 2013	463,023	$26.61	5.33	292
Unvested at March 31, 2013	62,024	$8.66	8.22	52
Vested and exercisable at March 31, 2013	400,999	$29.39	4.88	240

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718.

The expected term assumption is estimated using past history of early exercise behavior and expectations about future behaviors

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

The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. During the three months ended March 31, 2012 the Company recognized an expense of approximately $1,000 as a result of revised forfeiture rates. There was no change in forfeiture rates during the three months ended March 31, 2013.

The weighted average risk-free interest rate represents interest rate for treasury constant maturities published by the Federal Reserve Board. If the term of available treasury constant maturity instruments is not equal to the expected term of an employee option, Cyclacel uses the weighted average of the two Federal Reserve securities closest to the expected term of the employee option.

Restricted Stock Units

The Company issued 12,281 and 85,097 restricted stock units to employees during the three months ended March 31, 2012 and 2013, respectively. A restricted stock unit grant is accounted for at fair value at the date of grant which is equivalent to the market price of a share of the Company’s common stock, and an expense is recognized over the vesting term. The 2013 restricted stock units will vest upon the fulfillment of certain clinical and financial conditions and will terminate if they have not vested by December 31, 2014. The Company determined that the satisfaction of the vesting criteria was not probable at March 31, 2013 and, as a result, did not record any expense related to these awards for the three months ended March 31, 2013.

Summarized information for restricted stock unit activity for the three months ended March 31, 2013 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Value Per Share
Non-vested at December 31, 2012	39,377	$5.34
Granted	85,097	$5.71
Non-vested at March 31, 2013	124,474	$5.60

7.   COMMITMENTS AND CONTINGENCIES

Distribution, Licensing and Research Agreements

The Company has entered into licensing agreements with academic and research organizations. Under the terms of these agreements, the Company has received licenses to technology and patent applications. The Company is required to pay royalties on future sales of product employing the technology or falling under claims of patent applications.

Pursuant to the Daiichi Sankyo license under which the Company licenses certain patent rights for sapacitabine, its lead drug candidate, the Company is under an obligation to use reasonable endeavors to develop a product and obtain regulatory approval to sell a product and has agreed to pay Daiichi Sankyo an up-front fee, reimbursement for Daiichi Sankyo’s enumerated expenses, milestone payments and royalties on a country-by-country basis. The up-front fee, Phase 3 entry milestone, and certain past reimbursements have been paid. A further $10.0 million in aggregate milestone payments could be payable subject to achievement of all the specific contractual milestones and the Company’s decision to continue with these projects. Royalties are payable in each country for the term of patent protection in the country or for ten years following the first commercial sale of licensed products in the country, whichever is later. Royalties are payable on net sales. Net sales are defined as the gross amount invoiced by the Company or its affiliates or licensees, less discounts, credits, taxes, shipping and bad debt losses. The agreement extends from its commencement date to the date on which no further amounts are owed under it. If the Company wishes to appoint a third party to develop or commercialize a sapacitabine-based product in Japan, within certain limitations, Daiichi Sankyo must be notified and given a right of first refusal to develop and/or commercialize in Japan. In general, the license may be terminated by the Company for technical, scientific, efficacy, safety, or commercial reasons on six months’ notice, or twelve months, if after a launch of a sapacitabine-based product, or by either party for material default.

Legal proceedings

On April 27, 2010, the Company was served with a complaint filed by Celgene Corporation in the United States District Court for the District of Delaware seeking a declaratory judgment that four of the Company’s own patents, claiming certain uses of romidepsin were invalid and not infringed by Celgene’s sale of ISTODAX® (romidepsin for injection). The Company subsequently counterclaimed for infringement of these four patents.  On April 3, 2013, the Company entered into a definitive agreement with Celgene to sell to Celgene the four Cyclacel-owned patents related to uses of romidepsin and their foreign counterparts. In connection with the definitive agreement, Celgene has made a one-time payment of $5.5 million to Cyclacel. As a result, the litigation between Cyclacel and Celgene in the United States District Court for the District of Delaware, case number 1:10-cv-00348-GMS, was dismissed by virtue of a jointly filed stipulation  requesting the Court to enter an Order dismissing the litigation and the entry of such an Order.

8.   STOCKHOLDERS’ EQUITY

Preferred stock

As of March 31, 2013, there were 420,682 shares of Preferred Stock issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board of Directors and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10 per share, plus accrued and unpaid dividends.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s shares of common stock at a conversion rate of approximately 0.06079 shares of common stock for each share of Preferred Stock based on a price of $164.50. The Company has reserved 25,573 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at March 31, 2013.

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

Conversion of Convertible Preferred Stock

During the three months ended March 31, 2013, the Company converted an aggregate of 792,460 shares of Preferred Stock into an aggregate of 1,513,653 shares of the Company’s common stock. There were no conversions of the Company’s Preferred Stock into shares of common stock during the three months ended March 31, 2012. Since the reverse merger in 2006, holders have exchanged 1,626,131 shares of Preferred Stock into common stock as a result of arms-length negotiations between the Company and the other parties. The shares of previously-converted Preferred Stock have been retired, cancelled and restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors as shares of Preferred Stock of one or more series.

The table below provides details of the aggregate activities in 2013:

Three months ended March 31, 2013
Preferred shares exchanged	792,460
Common shares issued:
At stated conversion terms	48,174
Incremental shares issued under the exchange transaction	1,465,479
Total common shares issued	1,513,653

As the Preferred stockholders received additional shares of common stock issued to them upon conversion as compared to what they would have been entitled to receive under the stated rate of exchange, the Company recorded the excess of (1) the fair value of all securities and other consideration transferred to the holders of the Preferred Stock and (2) the fair value of securities issuable pursuant to the original conversion terms as a deemed dividend resulting in an increase in the net loss attributable to common shareholders. Specifically, the Company recorded deemed dividends related to the additional shares issued under the exchange transactions of $8.4 million for the three months ended March 31, 2013.

Common Stock

During the three months ended March 31, 2013, the Company issued 31,643 shares of common stock with a fair value of approximately $0.2 million to employees in lieu of cash in connection with bonuses recorded for the year ended December 31, 2012.

December 2012 Stock Purchase Agreement

On December 14, 2012, the Company entered into a common stock purchase agreement with Aspire. Upon execution of the Purchase Agreement, Aspire purchased 158,982 shares of common stock for an aggregate purchase price of $1.0 million based the closing price of the Company’s common stock December 13, 2012, the date upon which the business terms were agreed.  Under the terms of the Purchase Agreement, Aspire has committed to purchase up to an additional 1,455,787 shares from time to time as directed by the Company over the next two years at prices derived from the market prices on or near the date of each sale.  However, such commitment is limited to an additional $19.0 million of share purchases.  In December 2012, in consideration for entering into the Purchase Agreement, the Company issued 74,548 shares of its common stock to Aspire in lieu of paying a commitment fee.  During the three months ended March 31, 2013, the Company sold 650,000 shares of its common stock to Aspire under the Purchase Agreement in consideration for aggregate proceeds of $3.4 million.

March 2012 Sale of Common Stock and Economic Rights

On March 22, 2012, the Company entered into a purchase agreement with certain existing institutional stockholders, raising approximately $2.9 million of proceeds, net of certain fees and expenses. The proceeds from the financing were to be used to fund litigation-related expenses on certain intellectual property and for general corporate purposes.

Under the terms of the purchase agreement, the investors purchased 669,726 shares of the Company’s common stock at a price of $4.53, which is equal to the 10-day average closing price of the Company’s common stock for the period ending on March 21, 2012. In addition to the common stock, investors received contractual rights to receive cash equal to 10% of any litigation settlement related to the specified intellectual property, subject to a cap.  In certain defined situations, the Company may have to issue either additional shares or warrants. These additional rights were settled in April 2013 in connection with the resolution of the Celgene matter. The shares issued at closing were subject to a lock-up period of one year from the date of issuance. See Note 3 - Fair Value for further details.

Common Stock Warrants

The following table summarizes information about warrants outstanding at March 31, 2013:

Issued in Connection With	Expiration Date	Common Shares Issuable	Weighted Average Exercise Price
April 2006 stock issuance	2013	367,347	$49.00
February 2007 stock issuance	2014	151,773	$59.08
December 2007 Committed Equity Financing Facility	2013	14,285	$9.80
July 2009 Series II stock issuance	2014	98,893	$7.00
January 2010 stock issuance	2015	101,785	$22.82
January 2010 stock issuance	2015	100,714	$19.95
October 2010 stock issuance	2015	594,513	$13.44
July 2011 stock issuance	2016	544,117	$9.52
Total		1,973,427	$22.96

There were no exercises of warrants during the three months ended March 31, 2012 and 2013.

9.    DISCONTINUED OPERATIONS

On August 10, 2012, the Company entered into an agreement with Sinclair to terminate, effective September 30, 2012, the distribution agreements relating to the promotion and sale of Xclair®, Numoisyn® Lozenges and Numoisyn® Liquid.

Product revenue, cost of goods sold and selling, general and administrative costs related to the promotion and sales of the of Xclair®, Numoisyn® Liquid and Numoisyn® Lozenges have been reclassified from operating results from continuing operations to (loss) income from discontinued operations in the consolidated statement of operations for all periods presented as follows (in $000s):

	Three months ended March 31, 2012	Three months ended March 31, 2013	Period from August 13, 1996 (inception) to March 31, 2013
Product revenue	$161	$—	$3,604
Cost of goods sold	(94)	—	(2,045)
Selling, general and administrative	(228)	—	(9,295)
Goodwill and intangible impairment	—	—	(5,187)
Interest income	—	26	58
Interest expense	—	—	(110)
Gain on termination of license agreement	—	—	1,192
(Loss) income from discontinued operations	(161)	26	(11,783)
Income tax expense	—	(10)	(347)
(Loss) income from discontinued operations, net of tax	$(161)	$16	$(12,130)

The assets and liabilities associated with product promotion and sales have been classified within assets and liabilities of discontinued operations in the accompanying consolidated balance sheets (in $000s):

	December 31, 2012	March 31, 2013

Current assets of discontinued operations:
Short term portion of minimum royalty arrangement receivable, net	$536	$512
Returns indemnification receivable	325	323
Total current assets of discontinued operations	861	835
Long-term assets of discontinued operations:
Long-term portion of minimum royalty arrangement receivable, net	353	272
Total assets of discontinued operations	1,214	1,107

Current liabilities of discontinued operations:
Accounts payable	$10	$—
Returns provision	325	323
Total current liabilities of discontinued operations	$335	$323

The $0.8 million minimum royalty arrangement receivable outstanding as of March 31, 2013, relates to the present value of the remaining portion of the approximately $1.0 million in minimum royalty payments the Company will receive through September 30, 2015 under the terms of the termination and settlement agreement.

The Company offered a right of return on product sales made prior to the termination of the distribution agreements. The Company has estimated a provision for product returns of $0.3 million as of March 31, 2013 based on historical returns for each product, for which an offsetting asset has been recorded based on the terms of the termination and settlement agreement.

10.   SUBSEQUENT EVENTS

Preferred Dividend

On April 5, 2013, the Board declared a quarterly cash dividend in the amount of $0.15 per share of the Preferred Stock. The cash dividend was paid on May 1, 2013 to the holders of record of the Preferred Stock as of the close of business on April 19, 2013.

Legal Proceedings

On April 27, 2010, the Company was served with a complaint filed by Celgene Corporation in the United States District Court for the District of Delaware seeking a declaratory judgment that four of the Company’s own patents, claiming certain uses of romidepsin were invalid and not infringed by Celgene’s sale of ISTODAX® (romidepsin for injection). The Company subsequently counterclaimed for infringement of these four patents.  On April 3, 2013, the Company entered into a definitive agreement with Celgene to sell to Celgene the four Cyclacel-owned patents related to uses of romidepsin and their foreign counterparts. In connection with the definitive agreement, Celgene has made a one-time payment of $5.5 million to Cyclacel. As a result, the litigation between Cyclacel and Celgene in the United States District Court for the District of Delaware, case number 1:10-cv-00348-GMS, was dismissed by virtue of a jointly filed stipulation  requesting the Court to enter an Order dismissing the litigation and the entry of such an Order.

The Company completed an evaluation of the impact of any subsequent events through the date financial statements were issued and determined there were no other subsequent events requiring disclosure in or adjustment to these financial statements.

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2012, as updated and supplemented by Part II, Item 1A, entitled “Risk Factors,” of our Quarterly Reports on Form 10-Q, and elsewhere in this report. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, “Cyclacel,” the “Company,” “we,” “us,” and “our” refer to Cyclacel Pharmaceuticals, Inc.

Overview

Our clinical development priorities are focused on sapacitabine in the following indications:

•                  Acute myeloid leukemia, or AML, in the elderly;

•      Myelodysplastic syndromes, or MDS; and

•                  Solid tumors, including breast cancer, non-small cell lung cancer, or NSCLC, ovarian cancer and pancreatic cancer.

Sapacitabine is being evaluated in the SEAMLESS Phase 3 trial being conducted under a Special Protocol Assessment agreement, or SPA, with the US Food and Drug Administration (“FDA”) for the front-line treatment of acute myeloid leukemia in the elderly and in Phase 2 studies for myelodysplastic syndromes, lung cancer and chronic lymphocytic leukemia.  We have other ongoing clinical programs with sapacitabine in NSCLC and sapacitabine in combination with seliciclib in patients who are BRCA-mutation carriers awaiting further data. Once data becomes available and is reviewed, we will determine the feasibility of pursuing further development and/or partnering these assets and also seliciclib in NSCLC and nasopharyngeal cancer, or NPC.

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

Although a number of pharmaceutical and biotechnology companies are currently attempting to develop nucleoside analogues and CDK inhibitor drugs, we believe that our drug candidates are differentiated in that they are orally-available and interact with unique target profiles and mechanisms.  For example we believe that our sapacitabine is the only orally-available nucleoside analogue presently being tested in Phase 3 trial in AML and in Phase 2 for MDS and seliciclib is one of the most advanced orally-available CDK inhibitor currently in Phase 2 trials. Our resources are primarily directed towards advancing our lead drug candidate sapacitabine through in-house development activities. We are advancing our earlier stage novel drug series through a combination of government funding and external collaborators but with limited investment by us.

Research and development expenditures for the three months ended March 31, 2013 increased $0.2 million, or 17%, from $1.3 million for the three months ended March 31, 2012 to $1.6  million for the three months ended March 31, 2013, mostly due to an increase in clinical trial costs, including capsule manufacture. We anticipate that overall research and development expenditures for the year ended December 31, 2013 will increase compared to the year ended December 31, 2012, as we continue to enroll the randomized portion of the SEAMLESS pivotal Phase 3 trial and increase our involvement in grant supported work.

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

From our inception in 1996 through March 31, 2013, we have devoted substantially all our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of March 31, 2013, our accumulated deficit during the development stage was $281.7 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and pre-clinical drug candidates. Our operating expenses are comprised of research and development expenses and selling, general and administrative expenses.

To date, we have not generated significant product revenue but have financed our operations and internal growth through private placements, registered direct financings, licensing revenue, collaborations, interest on investments, government grants and research and development tax credits. We have recognized revenues from inception through March 31, 2013, totaling $7.0 million, of which $3.1 million is derived from fees under collaborative agreements and $3.9 million of grant revenue from various United Kingdom government grant awards. We have also recorded $3.6 million from product sales within income (loss) from discontinued operations, although these sales ceased effective September 30, 2012. We have also recognized $19.7 million in research and development tax credits, which are reported as income tax benefits on the consolidated statements of operations, from the United Kingdom’s tax authority, H.M. Revenue & Customs since inception.

Recent Developments

Preferred Stock Dividend

On January 11, 2013, our Board of Directors (the “Board”) declared a quarterly cash dividend in the amount of $0.15 per share on our 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”) with respect to the fourth quarter of 2012. We paid the dividend on February 1, 2013 to holders of record of the Preferred Stock as of the close of business on January 22, 3013.

Preferred Exchanges

During the first quarter of 2013, we settled three separate Securities Exchange Agreements with our stockholders pursuant to which we agreed to issue an aggregate of 1,513,653 shares of our common stock to the preferred stockholders in exchange for their delivery to us an aggregate of 792,460 shares of the our Convertible Preferred Stock. As we issued 1,465,480 shares of common stock in excess of the number of shares the preferred stock was convertible into under the original conversion terms, we  recorded deemed dividends in the amount of approximately $8.4 million during the first quarter of 2013. As a result of these transactions a total of 420,862 shares of Preferred Stock remain outstanding as of March 31, 2013.

Stock Purchase Agreement

During the first quarter of 2013, we sold 650,000 shares of our common stock to Aspire Capital Fund, LLC under the Common Stock Purchase Agreement in consideration for aggregate proceeds of $3.4 million.

Subsequent Events

Preferred Dividend

On April 5, 2013, our Board declared a quarterly cash dividend in the amount of $0.15 per share of our Preferred Stock. The cash dividend was paid on May 1, 2013 to the holders of record of the Preferred Stock as of the close of business on April 19, 2013.

Legal Proceedings

On April 27, 2010, we were served with a complaint filed by Celgene Corporation in the United States District Court for the District of Delaware seeking a declaratory judgment that four of our own patents, claiming certain uses of romidepsin were invalid and not infringed by Celgene’s sale of ISTODAX® (romidepsin for injection). We subsequently counterclaimed for infringement of these four patents.  On April 3, 2013, we entered into a definitive agreement with Celgene to sell to Celgene the four our owned patents related to uses of romidepsin and their foreign counterparts. In connection with the definitive agreement, Celgene has made a one-time payment of $5.5 million to us. As a result, the litigation between us and Celgene in the United States District Court for the District of Delaware, case number 1:10-cv-00348-GMS, was dismissed by virtue of a jointly filed stipulation  requesting the Court to enter an Order dismissing the litigation and the entry of such an Order.

Results of Operations

Three Months Ended March 31, 2012 and 2013

Results of Continuing Operations

Revenues

The following table summarizes the components of our revenues for the three months ended March 31, 2012 and 2013 (all numbers in table are in thousands except percentages):

	Three months ended March 31,		Difference
	2012	2013	$	%

Grant revenue	—	212	212	—
Total revenue	—	212	212	—

We recognized $0.2 million in grant revenue for the three months ended March 31, 2013 from the European Union and the UK Government’s Biomedical Catalyst. No such revenue was recognized for the three months ended March 31, 2012.

The future

We expect to recognize approximately $60,000 in grant revenue over the next twelve to eighteen months from the European Union and approximately $1.6 million in grant revenue over the next two years from the UK Government’s Biomedical Catalyst. We may also recognize, from time to time, revenue from collaboration and research and development and from grant awards. We had no collaboration and research and development revenue or grant revenue for the three months period ended March 31, 2012.

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

The following table provides information with respect to our research and development expenditures for the three months ended March 31, 2012 and 2013 (all numbers in table are in thousands except percentages):

		Three months ended March 31,	Difference
	2012	2013	$	%
Sapacitabine	1,237	1,330	93	8%
Other costs related to research and development programs, management and exploratory research	110	250	140	127%
Total research and development expenses	1,347	1,580	233	17%

Total research and development expenses represented 43% and 37% of our operating expenses for the three months ended March 31, 2012 and 2013, respectively.

Research and development expenditures increased by $0.2 million to $1.6 million for the three months ended March 31, 2013 from $1.3 million for the three months ended March 31, 2012. The increase was primarily due to clinical trial and capsule manufacture costs.

The future

We will continue to concentrate our resources on the development of sapacitabine. We anticipate that overall research and development expenditures for the year ended December 31, 2013 will increase compared to the year ended December 31, 2012, as we continue to enroll the randomized portion of the SEAMLESS pivotal Phase 3 trial and increase our involvement in grant supported work.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three months ended March 31, 2011 and 2012 (all numbers in table are in thousands except percentages):

	Three months ended March 31,		Difference
	2012	2013	$	%
Total general and administrative expenses	1,768	2,683	915	52

Total general and administration expenses represented 57% and 63% of our operating expenses for the three months ended March 31, 2012 and 2013, respectively.

Our general and administrative expenditure increased by approximately $0.9 million from $1.8 million for the three months ended March 31, 2012, to $2.7 million for the three months ended March 31, 2013. The increase in expenses was primarily attributable to a net increase in professional and consultancy costs of approximately $1.0 million, mostly due to legal fees related to the patent litigation with Celgene.

The future

We expect our general and administrative expenditures for the year ended December 31, 2013 to be at the same level or lower than our expenditures for the year ended December 31, 2012.

Other income (expense)

The following table summarizes other income (expense) for the three months ended March 31, 2012 and 2013 (all numbers in table are in thousands except percentages):

	Three months ended March 31,		Difference
	2012	2013	$	%
Change in valuation of Economic Rights	(56)	570	626	1,118
Change in valuation of other liabilities measured at fair value	42	—	(42)	(100)
Foreign exchange gains	114	120	6	5
Interest income	6	1	(5)	(83)
Other income	47	4	(43)	(91)
Total other income	153	695	542	354

Total other income and expense, net, increased by approximately $0.5 million, from income of approximately $0.2 million for the three months ended March 31, 2012, to income of $0.7 million for the three months ended March 31, 2013.  The increase was primarily due to the $0.6 million increase in the change in valuation of Economic Rights as a result of the sale of the intellectual property rights.

Change in valuation of Economic Rights

The change in valuation of Economic Rights related to the Economic Rights sold in connection with the purchase agreement completed in March 2012. These collective rights are classified as liabilities and are marked to market each reporting period. The change in valuation of Economic Rights increased approximately $0.6 million from an approximately $56,000 loss for the three months ended March 31, 2012 to a $0.6 million gain for the three months ended March 31, 2013. The valuation of the Economic Rights as of March 31, 2013 was estimated based on the actual amount to be paid to the holders, which is 10% of the $5.5 million one-time payment from Celgene in April 2013.

Change in valuation of other liabilities measured at fair value

The change in valuation of other liabilities measured at fair value relates to the warrants to purchase shares of our common stock under the registered direct financing completed in February 2007 and our liability under an agreement with the Scottish Enterprise, or SE, that would potentially require us to make a payment to SE should staffing levels in Scotland fall below prescribed minimum levels. The warrants and agreement are classified as liabilities. The value of the warrants and the SE Agreement are being marked to market each reporting period as a gain or loss. Such gains or losses will continue to be reported for the warrants until they are exercised or expired. Gains or losses on the SE Agreement will be reported until the agreement expires in July 2014. For the year ended December 31, 2012, we recognized income from the change in the valuation of liabilities measured at fair value of approximately $42,000 for the three months ended March 31, 2012. There was no change in liabilities measured at fair value for the three months ended March 31, 2013.

Foreign Exchange gains (losses)

Foreign exchange gains (losses) was a gain of approximately $0.1 million  for the three months ended March 31, 2012 and 2013.  Foreign exchange gains (losses) are reported in the consolidated statement of operations as a separate line item within other income (expense).

Other income

We recognized approximately $47,000 in other income from the sale of laboratory equipment during the three months ended March 31, 2012. We recognized approximately $4,000 in other income during the three months ended March 31, 2013.

The future

The warrants liability, and SE Agreement will continue to be re-measured at the end of each reporting period.  The valuation of the warrants is not expected to change based on the exercise price relative to the market price per share of our common stock and the February 2014 expiration. The valuation of the SE Agreement is dependent on a number of factors, including our stock price and the probability of the occurrence of certain events that would give rise to a payment.  We do not expect the valuation of fair value of the SE Agreement to fluctuate significantly. The litigation underlying the Economic Rights valuation was settled in April 2013.

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

The following table summarizes the income tax benefit for the three months ended March 31, 2012 and 2013 (all numbers in table are in thousands except percentages):

	Three months ended March 31,		Difference
	2012	2013	$	%
Total income tax benefit	168	258	90	54

The total income tax benefit increased approximately $90,000 to $0.3 million for the three months ended March 31, 2013 from $0.2 million for the three months ended March 31, 2012. Research and development tax credits recoverable increased by approximately $80,000 to $0.3 million for the three months ended March 31, 2013 from $0.2 million for the three months ended March 31, 2012. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.  In the first quarter of 2012, these credits were also restricted to the payroll taxes paid by us to the UK Tax Authority in that year.  However, in July 2012, legislation was passed to eliminate this restriction for the year ended December 31, 2012 and subsequent periods.

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

Results of Discontinued Operations

The following table summarizes our (loss) income from discontinued operations, net of tax for the three months ended March 31, 2012 and 2013 (all numbers in table are in thousands except percentages):

	Three months ended March 31,		Difference
	2012	2013	$	%
(Loss) income from discontinued operations	(161)	26	187	116
Income tax expense	—	(10)	(10)	—
(Loss) income from discontinued operations, net of tax	(161)	16	177	110

In August 2012, we entered into a termination and settlement agreement with Sinclair to terminate, effective September 30, 2012, our license to distribute the ALIGN products, after which we will no longer generate product revenue. The operating results associated with the ALIGN products are classified within income (loss) from discontinued operations, net of tax in the consolidated statements of operations for the three months ended March 31, 2012 and 2013.

The income from discontinued operations, net of tax of approximately $16,000 in the three months to March 31, 2013 is the amortization of the discount on the minimum royalty arrangement, net of applicable taxes. (Loss) income from discontinued operations, net of tax, for the three months ended March 31, 2012 was a loss of $0.2 million. The loss includes product revenues, cost of goods sold and selling, general and administrative expenses associate with operations that ceased in September 2012.

The future

We have ceased operations associated with the ALIGN products effective September 30, 2012 and do not expect significant activity beyond the year ended December 31, 2012. We may earn additional income from discontinued operations over the next three years if certain sales targets are met by a successor distributor according to the termination agreement with Sinclair.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at December 31, 2012 and March 31, 2013 (all numbers in table are in thousands except percentages):

	December 31, 2012	March 31, 2013	$ Difference	% Difference
	($000s)
Cash and cash equivalents	$16,412	$14,139	$(2,273)	(10)%

Working capital:
Current assets	$18,872	$17,030	$(1,842)	(10)%
Current liabilities	(9,335)	(7,252)	(2,083)	(22)%
Working capital	$9,537	$9,778	$241	3%

At March 31, 2013, we had cash and cash equivalents of $14.1 million as compared to $16.4 million at December 31, 2012. The decrease in balance was primarily due to normal cash outflows required to operate our business, offset by $3.4 million in proceeds from the issuance of common stock under a share purchase agreement with Aspire.

Since our inception, we have generated a limited amount of product revenues from ALIGN product sales, which are presented within loss from discontinued operations, net of tax.  The ALIGN product revenues ceased on September 30, 2012.  We have relied primarily on the proceeds from sales of common and preferred equity securities, as well as the exercise of warrants, to finance our operations and internal growth. Additional funding has come through interest on investments, licensing revenue, government grants and research and development tax credits. We have incurred significant losses since our inception. As of March 31, 2013, we had a deficit accumulated during the development stage of $281.7 million..

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

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2012 and 2013, is summarized as follows (all numbers in table are in thousands):

	Three months ended March 31,
	2012	2013
	($000s)
Net cash used in operating activities	(3,771)	(5,368)
Net cash provided by investing activities	15	40
Net cash provided by financing activities	2,945	3,285

Cash flows generated from discontinued operations have been combined with the cash flows from continuing operations within each of the Operating, Investing and Financing activities sections.

Operating activities

Net cash used in operating activities increased by $1.6 million, from $3.8 million for the three months ended March 31, 2012 to $5.4 million for the three months ended March 31, 2013. Net cash used in operating activities during the three months ended March 31, 2013 of $5.4 million resulted primarily from our net loss of $3.1 million, adjusted for $0.5 million of material non-cash activities comprising of change in valuation of liabilities measured at fair value, depreciation and stock based compensation expense and a net increase of $1.8 million due to an increase in prepaid expenses and other current assets combined with a net decrease in accounts payable and other current liabilities.

Investing activities

Net cash (used in) provided by investing activities increased from approximately $15,000 for the three months ended March 31, 2012 to approximately $40,000 for the three months ended March 31, 2013, primarily as a result of the receipt of approximately $132,000  in payments under a minimum royalty arrangement associated with the discontinued operations offset by approximately $92,000 in purchases of laboratory equipment.

Financing activities

Net cash provided by financing activities was $3.3 million for the three months ended March 31, 2013, primarily as a result of approximately $3.4 million in proceeds from the issuance of common stock under a purchase agreement entered into in December 2012 with Aspire.

Net cash provided by financing activities was $2.9 million for the three months ended March 31, 2012. During the three months ended March 31, 2012, we completed a sale of stock and Economic Rights for proceeds of approximately $2.9 million, net of certain expenses.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future and cannot guarantee that we will generate any significant product revenues until a product candidate has been approved by the FDA or similar regulatory agencies in other countries and successfully commercialized. We have generated a limited amount of product revenues from ALIGN product sales but these product revenues ceased on September 30, 2012. However, we will receive a total of approximately $0.9 million in quarterly installments through September 2015 as part of a minimum royalty arrangement included in our termination agreement with Sinclair, which will be reported as cash flows provided by (used in) investing activities in our condensed consolidated statements of cash flows.

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

Economic Rights

The economic rights are accounted for as a derivative financial instrument and measured at fair value. Changes in fair value are recognized in earnings.  The fair value of the Economic Rights was $0.6 million as of March 31, 2013, based on the payment to the holders of the Economic Rights which was 10% of the $5.5 million payment from Celgene in connection with the definitive agreement entered into on April 3, 2013. We recognized a gain of approximately $0.6 million on our consolidated statement of operations for the three months ended March 31, 2013 as a result of change in value of the Economic Rights.

Other Liabilities Measured at Fair Value

Warrants Liability

The accounting guidance on derivatives and hedging requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as equity instruments, assets or liabilities. Under the provisions of this guidance, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no subsequent fair value adjustments are required. We review the classification of the contracts at each balance sheet date. Since we are unable to control all the events or actions necessary to settle the warrants in registered shares, the warrants have been recorded as a current liability at fair value. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statements of operations. We recorded income of approximately $42,000 for the three months ended March 31, 2012 to reflect the change in fair value. We did not record any change in fair value for the three months ended March 31, 2013. Fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. We do not expect changes in any of these variables to result in material adjustments to the expense recognized for changes in the valuation of the warrants liability. We do not expect the valuation of the warrants to change based on the exercise price relative to the market price per share of our common stock and the February 2014 expiration.

Scottish Enterprise Agreement

The accounting guidance on distinguishing liabilities and equity requires freestanding financial instruments that meet certain criteria to be accounted for as liabilities and carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. We entered into an agreement with SE in 2009 that would require us to pay SE £4 million (approximately $6.5 million and $6.1 million at December 31, 2012 and March 31, 2013, respectively) less the market value of the shares held by SE if staffing levels in Scotland fall below minimum levels stipulated in the Agreement. Due to the nature of the associated contingency and the likelihood of occurrence, we concluded the fair value of this liability was approximately $20,000 at December 31, 2012 and March 31, 2013. The most significant inputs in estimating the fair value of this liability are the probabilities that staffing levels fall below the prescribed minimum levels and that we are unable or unwilling to replace such employees within the prescribed time period. As of December 31, 2012 and March 31, 2013, we concluded the probability of the combination of these events occurring is minimal. We record changes in fair value in the consolidated statement of operations. There were no changes to the fair value for the three months ended March 31, 2012 and 2013.

Recent Accounting Pronouncements Not Yet Effective

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide information in response to this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of March 31, 2013, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  Other Information

Item 1. Legal proceedings

On April 27, 2010, we were served with a complaint filed by Celgene Corporation in the United States District Court for the District of Delaware seeking a declaratory judgment that four of our own patents, claiming certain uses of romidepsin were invalid and not infringed by Celgene’s sale of ISTODAX® (romidepsin for injection). We subsequently counterclaimed for infringement of these four patents.  On April 3, 2013, we entered into a definitive agreement with Celgene to sell to Celgene the four our owned patents related to uses of romidepsin and their foreign counterparts. In connection with the definitive agreement, Celgene has made a one-time payment of $5.5 million to us. As a result, the litigation between us and Celgene in the United States District Court for the District of Delaware, case number 1:10-cv-00348-GMS, was dismissed by virtue of a jointly filed stipulation  requesting the Court to enter an Order dismissing the litigation and the entry of such an Order.

Item 1A. Risk Factors

In analyzing our company, you should consider carefully the following risk factors, together with all of the other information included in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Quarterly Report on Form 10-Q. Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

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

We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of March 31, 2013 and December 31, 2012, our accumulated deficit was $281.7 million and $270.3 million, respectively. Our net loss was $3.0 million and $3.1 million for the three months ended March 31, 2012 and 2013, respectively. Our net loss applicable to common stockholders from inception through March 31, 2013 was $324.3 million. Our drug candidates are in the mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years, as we continue our research and development of our drug candidates, seek regulatory approvals and commercialize any approved drugs. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.

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

Even if patents are issued regarding our drug candidates or methods of using them, those patents can be challenged by our competitors who may argue such patents are invalid and/or unenforceable. Patents also will not protect our drug candidates if competitors devise ways of making or using these product candidates without legally infringing our patents. The U.S. Federal Food, Drug and Cosmetic Act and FDA regulations and policies and equivalents in other jurisdictions provide incentives to manufacturers to challenge patent validity or create modified, non-infringing versions of a drug in order to facilitate the approval of abbreviated new drug applications for generic substitutes. These same types of incentives encourage manufacturers to submit NDAs that rely on literature and clinical data not prepared for or by the drug sponsor.

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

•                  be required to pay substantial damages for past infringement, which we may have to pay if a court determines that our product candidates or technologies infringe a competitor’s patent or other proprietary rights; or

•                  be required to redesign the manufacturing process or formulation of a drug candidate so it does not infringe which may not be possible or could require substantial funds and time.

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

In addition, in the event a third party seeks to acquire our company or acquire control of our company by way of a merger, but the terms of such offer do not provide for our preferred stock to remain outstanding or be converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to our preferred stock, the terms of the Certificate of Designation of our preferred stock provide for an adjustment to the conversion ratio of our preferred stock such that, depending on the terms of any such transaction, preferred stockholders may be entitled, by their terms, to receive up to $10.00 per share in common stock, causing our common stockholders not to receive as favorable a price as the price at which such shares may be trading at the time of any such transaction. As of March 31, 2013, there were 420,682 shares of our preferred stock issued and outstanding. If the transaction were one in which proceeds were received by the Company for distribution to stockholders, and the terms of the Certificate of Designation governing the preferred stock were strictly complied with, approximately $5.0 million would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time. Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.

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

Since we are not profitable, our ability to pay cash dividends will require the availability of adequate surplus. Even if adequate surplus is available to pay cash dividends on our preferred stock, we may not have sufficient cash to pay dividends on the preferred stock or we may choose not to declare the dividends. On January 11, 2013, the Board of Directors declared a quarterly dividend and, on February 1, 2013, paid such dividend to the holders of record of the Preferred Stock as of the close business on January 22, 2013. On April 5, 2013, the Board of Directors declared a quarterly dividend and, on May 1, 2013, paid such dividend to the holders of record of the Preferred Stock as of the close business on April 19, 2013.

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

If our common or preferred stockholders sell substantial amounts of our stock in the public market, or the market perceives that such sales may occur, the market price of our common and preferred stock could fall. If additional holders of preferred stock elect to convert their shares to shares of common stock at renegotiated prices, such conversion as well as the sale of substantial amounts of our common stock, could cause dilution to existing holders of our common stock, thereby also negatively affecting the price of our common stock. For example, during the first quarter of 2013, we issued an aggregate of 1,513,653 shares of our common stock in exchange for an aggregate of 792,460 shares of our preferred stock in arms-length negotiations between us and the other parties who had approached us to propose the exchanges.

If we exchange the convertible preferred stock for debentures, the exchange will be taxable but we will not provide any cash to pay any tax liability that any convertible preferred stockholder may incur.

An exchange of convertible preferred stock for debentures, as well as any dividend make-whole or interest make-whole payments paid in our common stock will be taxable events for United States federal income tax purposes, which may result in tax liability for the holder of convertible preferred stock without any corresponding receipt of cash by the holder. In addition, the debentures may be treated as having original issue discount, a portion of which would generally be required to be included in the holder’s gross income even though the cash to which such income is attributable would not be received until maturity or redemption of the debenture. We will not distribute any cash to the holders of the securities to pay these potential tax liabilities.

If we automatically convert the convertible preferred stock, there is a substantial risk of fluctuation in the price of our common stock from the date we elect to automatically convert to the conversion date.

We may automatically convert the convertible preferred stock into common stock if the closing price of our common stock exceeds $246.75. There is a risk of fluctuation in the price of our common stock between the time when we may first elect to automatically convert the preferred and the automatic conversion date.

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

On December 14, 2012, we entered into a Stock Purchase Agreement with Aspire Capital Fund, LLC, pursuant to which we may require Aspire Capital to purchase up to an additional 1,455,787 shares from time to time through December 2014 at prices derived from the market prices on or near the date of each sale.  However, such commitment is limited to $19.0 million of share purchases. During the first quarter of 2013, we sold 650,000 shares of our common stock under this arrangement in consideration of aggregated proceeds of $3.4 million. Our management will use its discretion to direct the net proceeds from the sale of those shares. We intend to use all of the net proceeds, together with cash on hand, for general corporate purposes. General corporate purposes may include working capital, capital expenditures, development costs, strategic investments or possible acquisitions. Our management’s judgments may not result in positive returns on your investment and you will not have an opportunity to evaluate the economic, financial or other information upon which our management bases its decisions.

The sale of our common stock to Aspire Capital may cause substantial dilution to our existing stockholders and the sale of the shares of common stock acquired by Aspire Capital could cause the price of our common stock to decline.

We have registered for sale the shares that we have already issued to Aspire Capital and an additional 1,455,787 shares that we may sell to Aspire Capital under the Stock Purchase Agreement. During the first quarter of 2013, the Company issued 650,000 shares of common stock in exchange for $3.4 million. It is anticipated that shares registered will be sold by Aspire Capital over a period of up to approximately 24 months from January 2013. Under the Stock Purchase Agreement, we have the right, but not the obligation, to sell more than the 1,689,317 shares of common stock, if we obtain shareholder approval or an exception pursuant to the rules of the NASDAQ Global Market is obtained to issue more than 19.99%, to be in compliance with the applicable listing maintenance rules of the NASDAQ Global Market.  We are not required or permitted to issue any shares of common stock under the Purchase Agreement if such issuance would breach our obligations under the rules or regulations of the NASDAQ Global Market. In addition, we must register under the Securities Act the sale by Aspire Capital of any additional shares we may elect to sell to Aspire Capital before we can put such additional shares to Aspire Capital under the Stock Purchase Agreement. Further, the number of shares ultimately offered for sale by Aspire Capital is dependent upon the number of shares we elect to sell to Aspire Capital under the Stock Purchase Agreement. Depending upon market liquidity at the time, sales of shares of our common stock under the Stock Purchase Agreement may cause the trading price of our common stock to decline.

In addition to the shares sold to Aspire to date, we may ultimately sell all, some or none of the remaining 805,787 shares of common stock we are entitled to sell to Aspire. Aspire Capital may sell all, some or none of our shares that it holds or comes to hold under the Purchase Agreement. Sales by Aspire Capital of shares acquired pursuant to the Purchase Agreement may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of sales of our shares to Aspire Capital, and the Purchase Agreement may be terminated by us at any time at our discretion without any penalty or cost to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Securities Exchange Agreement dated, December 31, 2012, between Cyclacel Pharmaceuticals, Inc. and Tang Capital Partners, LP.

10.2	Securities Exchange Agreement dated, March 27, 2013, between Cyclacel Pharmaceuticals, Inc. and Tang Capital Partners, LP.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*                                                                      XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: May 13, 2013	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and
Executive Vice President, Finance