Form 10-Q
period 2013-06-30
Cyclacel Pharmaceuticals, Inc.
filed 2013-08-14
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 13, 2013 there were 17,715,113 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CYCLACEL PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In $000s, except share amounts)

	December 31,	June 30,
	2012	2013
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,412	$33,668
Prepaid expenses and other current assets	1,599	2,670
Current assets of discontinued operations	861	817
Total current assets	18,872	37,155
Property, plant and equipment (net)	129	169
Long-term assets of discontinued operations	353	186
Total assets	$19,354	$37,510
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,259	$2,437
Accrued and other current liabilities	5,601	3,797
Economic Rights measured at fair value	1,120	—
Other liabilities measured at fair value	20	20
Current liabilities of discontinued operations	335	325
Total current liabilities	9,335	6,579
Total liabilities	9,335	6,579
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2012 and June 30, 2013; 1,213,142 and 420,682 shares issued and outstanding at December 31, 2012 and June 30, 2013, respectively. Aggregate preference in liquidation of $14,436,390 and $5,006,116 at December 31, 2012 and June 30, 2013, respectively	1	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2012 and June 30, 2013; 8,686,484 and 17,715,113 shares issued and outstanding at December 31, 2012 and June 30, 2013, respectively	9	17
Additional paid-in capital	280,211	311,125
Accumulated other comprehensive income (loss)	48	(5)
Deficit accumulated during the development stage	(270,250)	(280,206)
Total stockholders’ equity	10,019	30,931
Total liabilities and stockholders’ equity	$19,354	$37,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from August 13, 1996 (inception) to June 30,
	2012	2013	2012	2013	2013
Revenues:
Collaboration and research and development revenue	$—	$—	$—	$—	$3,100
Grant revenue	26	264	26	476	4,193
Total revenues	26	264	26	476	7,293
Operating expenses:
Research and development	1,717	2,631	3,064	4,211	196,602
General and administrative	2,121	1,787	3,889	4,470	93,881
Goodwill and intangibles impairment	—	—	—	—	2,747
Other restructuring costs	—	—	—	—	2,634
Total operating expenses	3,838	4,418	6,953	8,681	295,864
Operating loss	(3,812)	(4,154)	(6,927)	(8,205)	(288,571)
Other income (expense):
Costs associated with aborted 2004 IPO	—	—	—	—	(3,550)
Payment under guarantee	—	—	—	—	(1,652)
Non-cash consideration associated with stock purchase agreement	—	—	—	—	(423)
Change in valuation of Economic Rights	146	—	90	570	547
Change in valuation of liabilities measured at fair value	8	—	50	—	6,378
Foreign exchange gains (losses)	117	(101)	231	19	(3.986)
Interest income	6	3	12	4	13,751
Interest expense	—	—	—	—	(4,567)
Other income (expense), net	29	5,500	76	5,504	5,581
Total other income	306	5,402	459	6,097	12,079
(Loss) income from continuing operations before taxes	(3,506)	1,248	(6,468)	(2,108)	(276,492)
Income tax benefit, net	127	230	295	488	20,283
Net (loss) income from continuing operations	(3,379)	1,478	(6,173)	(1,620)	(256,209)
Discontinued operations:
(Loss) income from discontinued operations	(198)	24	(359)	50	(11,759)
Income tax on discontinued operations	—	(10)	—	(20)	(357)
Net (loss) income from discontinued operations	(198)	14	(359)	30	(12,116)
Net (loss) income	(3,577)	1,492	(6,532)	(1,590)	(268,325)
Dividend on preferred ordinary shares	—	—	—	—	(38,123)
Deemed dividend on convertible exchangeable preferred shares	—	—	—	(8,366)	(11,881)
Dividend on convertible exchangeable preferred shares	(182)	(63)	(364)	(185)	(4,570)
Net (loss) income applicable to common shareholders	$(3,759)	$1,429	$(6,896)	$(10,141)	$(322,899)

Basic earnings per common share:
Net (loss) income per share, continuing operations	$(0.42)	$0.10	$(0.80)	$(0.86)
Net (loss) income per share, discontinued operations	$(0.02)	$0.00	$(0.04)	$0.00
Net (loss) income applicable to common shareholders	$(0.45)	$0.10	$(0.85)	$(0.86)

Diluted earnings per common share:
Net (loss) income per share, continuing operations	$(0.42)	$0.10	$(0.80)	$(0.86)
Net (loss) income per share, discontinued operations	$(0.02)	$0.00	$(0.04)	$0.00
Net (loss) income applicable to common shareholders	$(0.45)	$0.10	$(0.85)	$(0.86)

Weighted average shares of common stock outstanding:
Basic	8,428,154	13,885,442	8,125,621	11,849,270
Diluted	8,428,154	13,927,371	8,125,621	11,849,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from August 13, 1996 (inception) to June 30,
	2012	2013	2012	2013	2013
Net (loss) income from continuing operations	$(3,379)	$1,478	$(6,173)	$(1,620)	$(256,209)
Net (loss) income from discontinued operations	(198)	14	(359)	30	(12,116)
Net (loss) income	(3,577)	1,492	(6,532)	(1,590)	(268,325)
Translation adjustment	2,398	(14)	(931)	6,638	7,353
Unrealized foreign exchange gain (loss) on intercompany loans	(2,385)	202	952	(6,691)	(7,358)
Comprehensive loss	$(3,564)	$1,680	$(6,511)	$(1,643)	$(268,330)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In $000s)
(Unaudited)

	Six Months Ended June 30,		Period from August 13, 1996 (inception) to June 30,
	2012	2013	2013
Operating activities:
Net loss	$(6,532)	$(1,590)	$(268,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest on notes payable, net of amortization of debt premium	—	—	100
Amortization of investment premiums, net	—	—	(2,297)
Change in valuation of liabilities measured at fair value	(140)	(1,120)	(7,475)
Non-cash consideration associated with stock purchase agreement	—	—	423
Depreciation	30	36	12,651
Amortization of intangible assets	—	—	886
Fixed asset impairment	—	—	221
Unrealized foreign exchange (gains) losses	—	—	7,747
Deferred revenue	—	—	(98)
Compensation for warrants issued to non-employees	—	—	1,215
Gain on sale of patents	—	(5,500)	(5,500)
Shares issued for IP rights	—	—	446
Loss (gain) on disposal of property, plant and equipment	(62)	—	38
Goodwill and intangibles impairment	—	—	7,934
Stock-based compensation	211	146	19,549
Provision for restructuring	—	—	1,779
Amortization of issuance costs of Preferred Ordinary ‘C’ shares	—	—	2,517
Transaction costs on sale of Economic Rights	33	—	33
Gain on termination of distribution agreements	—	—	(1,192)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(307)	(1,124)	(1,421)
Accounts payable and other current liabilities	(709)	(1,530)	(5,075)
Net cash used in operating activities	(7,476)	(10,682)	(235,844)
Investing activities:
Purchase of ALIGN	—	—	(3,763)
Purchase of property, plant and equipment	(10)	(92)	(8,941)
Minimum royalty payments received from termination of ALIGN license agreement	—	264	264
Proceeds from sale of patents	—	5,500	5,500
Proceeds from sale of property, plant and equipment	62	—	225
Purchase of short-term investments on deposit, net of maturities	—	—	(156,657)
Cash proceeds from redemption of short term securities	—	—	162,729
Net cash provided by (used in) investing activities	52	5,672	(643)

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(In $000s)
(Unaudited)

	Six Months Ended June 30,		Period from August 13, 1996 (inception) to June 30,
	2012	2013	2013
Financing activities:
Payments of capital lease obligations	—	—	(3,719)
Proceeds from issuance of ordinary and preferred ordinary shares, net of issuance costs	—	—	121,678
Proceeds from issuance of common stock and warrants, net of issuance costs	2,886	22,495	118,047
Proceeds from the exercise of stock options and warrants, net of issuance costs	34	—	267
Payment of preferred stock dividend	—	(192)	(2,090)
Repayment of government loan	—	—	(455)
Government loan received	—	—	414
Loan received from Cyclacel Group plc	—	—	9,103
Proceeds of committable loan notes issued from shareholders	—	—	8,883
Loans received from shareholders	—	—	1,645
Cash and cash equivalents assumed on stock purchase of Xcyte	—	—	17,915
Costs associated with stock purchase	—	—	(1,951)
Net cash provided by financing activities	2,920	22,303	269,737
Effect of exchange rate changes on cash and cash equivalents	19	(37)	418
Net increase (decrease) in cash and cash equivalents	(4,485)	17,256	33,668
Cash and cash equivalents, beginning of period	24,449	16,412	—
Cash and cash equivalents, end of period	$19,964	$33,668	$33,668

Supplemental cash flow information:
Cash received during the period for:
Interest	8	5	11,761
Taxes	—	—	18,772
Cash paid during the period for:
Interest	—	—	(1,914)
Taxes	—	—	(166)
Schedule of non-cash transactions:
Acquisitions of equipment purchased through capital leases	—	—	3,470
Issuance of shares of common stock in connection with license agreements	—	—	592
Issuance of Ordinary shares on conversion of bridging loan	—	—	1,638
Issuance of Preferred Ordinary ‘C’ shares on conversion of secured convertible loan notes and accrued interest	—	—	8,893
Issuance of Ordinary shares in lieu of cash bonus	—	181	345
Issuance of other long term payable on ALIGN acquisition	—	—	1,122

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

Sapacitabine is being evaluated in the SEAMLESS Phase 3 trial being conducted under a Special Protocol Assessment (“SPA”) agreement with the US Food and Drug Administration (“FDA”) for the front-line treatment of acute myeloid leukemia (“AML”) in the elderly and in Phase 2 studies for AML, myelodysplastic syndromes (“MDS”), non-small cell lung cancer (“NSCLC”) and chronic lymphocytic leukemia. Sapacitabine is also being evaluated in a Phase 1 study in combination with seliciclib, our second clinical candidate, in patients with solid tumors. The FDA and the European Medicines Agency, or EMA, have designated sapacitabine as an orphan drug for the treatment of both AML and MDS.

The Company has evaluated seliciclib, an oral, highly selective inhibitor of CDK enzymes, in NSCLC and nasopharyngeal cancer (“NPC”). The Company will determine the feasibility of pursuing further development and/or partnering this asset and/or indications subject to available resources.

Our second generation CDK inhibitor, CYC065, is an oral, highly selective inhibitor of CDK enzymes. CYC065 has been shown to have increased anti-proliferative potency and improved pharmaceutical properties compared to seliciclib. Investigational new drug or IND-enabling studies with CYC065 are in progress supported by a $1.9 million grant from the UK Government’s Biomedical Catalyst.

In addition to these development programs, the Company has allocated limited resources to other programs allowing the Company to maintain and build on its core competency in cell cycle biology and related drug discovery. These include CYC140, an internally-discovered, potent and selective, orally-available, small molecule inhibitor of PLK1, or polo-like kinase 1. PLKs are kinases active during cell division, that target the mitotic phase of the cancer cell cycle. In the Company’s Aurora kinase inhibitor program, CYC116, an internally-discovered, orally-available, small molecule inhibitor of Aurora kinases A and B and Vascular Endothelial Growth Factor Receptor 2, or VEGFR2, has completed a multicenter Phase 1 trial. PLK and Aurora are cancer drug targets discovered by Professor David Glover, the Company’s Chief Scientist.

As a development stage enterprise, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

Capital Resources

The Company’s existing capital resources are expected to be sufficient to complete the enrollment of the SEAMLESS Phase 3 trial but not sufficient to complete development of other indications or product candidates or to commercialize any of the Company’s product candidates.

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2013, the condensed consolidated statements of operations, comprehensive loss, and cash flows for the three and six months ended June 30, 2012 and 2013 and the period from August 13, 1996 (inception) to June 30, 2013, and all related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2012 is derived from the audited consolidated financial statements included in the 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the condensed consolidated balance sheet as of June 30, 2013, and the results of operations, comprehensive loss and cash flows for the three and six months ended June 30, 2012 and 2013, have been made. The interim results for the three months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed with the SEC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries for the indicated periods. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include inputs used to determine stock-based compensation expense and the fair value of financial instruments and other liabilities measured at fair value. Cyclacel reviews its estimates on an ongoing basis. The estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates. Cyclacel believes the judgments and estimates required by the following accounting policies to be significant in the preparation of the Company’s consolidated financial statements.

Cash and Cash Equivalents

Cash equivalents are stated at cost, which is substantially the same as fair value. The Company considers all highly liquid investments with an original maturity of three months or less at the time of initial purchase to be cash equivalents and categorizes such investments as held to maturity. The objectives of the Company’s cash management policy are to safeguard and preserve funds, to maintain liquidity sufficient to meet Cyclacel’s cash flow requirements and to attain a market rate of return. Cash and cash equivalents, composed of $1.5 million of cash and $32.2 million of cash equivalents, was $33.7 million at June 30, 2013. Cash and cash equivalents, composed of $12.3 million of cash and $4.1 million of cash equivalents, was $16.4 million at December 31, 2012. Cash equivalents include money market funds and commercial paper.

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

Fair Value Measurements

Inputs used to determine the fair value of financial and non-financial assets and liabilities are categorized using a fair value hierarchy that prioritizes observable and unobservable inputs into three broad levels, from Level 1, for quoted prices (unadjusted) in active markets for identical assets or liabilities, to Level 3, for unobservable inputs (see Note 3 - Fair Value).  Management reviews the categorization of fair value inputs on a periodic basis and may determine that it is necessary to transfer an input from one level of the fair value hierarchy to another based on changes in events or circumstances, such as a change in the observability of an input. Any such transfer will be recognized at the end of the reporting period.

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

Credit is taken for research and development tax credits, which will be claimed from H. M. Revenue & Customs (“HMRC”) the United Kingdom’s taxation and customs authority, in the accounting period during which qualifying research and development costs are incurred.

Tax years 2010, 2011 and 2012 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States and the United Kingdom, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (“IRS”), the HMRC or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the IRS or any other jurisdictions for any tax years.

Income tax benefit, net from continuing operations on the consolidated statements of operations of $0.5 million for the six months ended June 30, 2013 includes $0.6 million of research and development tax credits from the HMRC and approximately $80,000 in tax expense estimated based on the application of IRS alternative minimum tax.

Stock-based Compensation

The Company grants stock options, restricted stock units and restricted stock to officers, employees and directors under the Amended and Restated Equity Incentive Plan (“2006 Plan”), which was approved on March 16, 2006, as amended on May 21, 2007, amended and restated on April 14, 2008 and further amended on May 23, 2012. Under the 2006 Plan, the Company has granted various types of awards, which are described more fully in Note 6 - Stock Based Compensation Arrangements. The Company accounts for these awards under ASC 718 “Compensation — Stock Compensation” (“ASC 718”).

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

Net (Loss) Income Per Common Share

The Company calculates net (loss) income per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic net loss (income) per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company’s potentially dilutive shares include outstanding common stock options, restricted stock, restricted stock units, convertible preferred stock and common stock warrants.

The computation of basic earnings per share and diluted earnings per share for ‘‘Income from continuing operations’’ for the three and six months ended June 30, 2012 and 2013 is as follows (in $000s, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Net (loss) income from continuing operations	$(3,379)	$1,478	$(6,173)	$(1,620)
Deemed dividend on convertible exchangeable preferred shares	—	—	—	(8,366)
Dividend on convertible exchangeable preferred shares	(182)	(63)	(364)	(185)
Numerator for earnings per share for Income from continuing operations — Basic and Diluted	$(3,561)	$1,415	$(6,537)	$(10,171)

Weighted average shares of common stock outstanding — Basic	8,428,154	13,885,442	8,125,621	11,849,270
Dilutive effect of stock options	—	41,929	—	—
Weighted average shares of common stock outstanding — Diluted	8,428,154	13,927,371	8,125,621	11,849,270

Net (loss) income from continuing operations — Basic	$(0.42)	$0.10	$(0.80)	$(0.86)
Net (loss) income from continuing operations — Diluted	$(0.42)	$0.10	$(0.80)	$(0.86)

The following potentially dilutive shares of common stock have not been included in the computation of diluted net loss per share for the three and six month periods ended June 30, 2012 and 2013 as the result would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Stock options	508,766	334,996	508,766	487,719
Restricted Stock and Restricted Stock Units	44,138	123,143	44,138	123,143
Convertible preferred stock	73,747	25,573	73,747	25,573
Contingently issuable shares and common stock warrants associated with Economic Rights	440,375	—	440,375	—
Common stock warrants	1,973,431	1,591,795	1,973,431	1,591,795
Total shares excluded from calculation	3,040,457	2,075,507	3,040,457	2,228,230

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

On January 1, 2013, the Company adopted guidance issued by the FASB on the reporting of amounts reclassified out of accumulated other comprehensive income. The guidance requires entities to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other reclassification items (that are not required under GAAP) to be reclassified directly to net income in their entirety in the same reporting period, an entity should cross-reference to other disclosures currently required under GAAP. The adoption of this guidance has not had a material impact on our consolidated financial statements.

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

Recent Accounting Pronouncements Not Yet Effective

In July 2013, the FASB issued guidance relating to the presentation of an unrecognized tax benefit when a net operating loss carryforward (“NOL”), a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a NOL, a similar tax loss, or a tax credit carryforward, except to the extent it is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently reviewing the impact of adopting this guidance.

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

In February 2013, the FASB issued guidance relating to obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The guidance should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements that exist at the beginning of an entity’s fiscal year of adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

The fair value of the Company’s financial assets and liabilities that are measured on a recurring basis were determined using the following inputs as of December 31, 2012 (in $000s):

	Level 1	Level 2	Level 3	Total
ASSETS
Cash equivalents	$5,523	$6,799	$—	$12,322
Total assets	$5,523	$6,799	$—	$12,322

LIABILITIES
Financial instrument associated with stock purchase agreement	$—	$—	$—	$—
Economic rights	—	—	1,120	1,120
Other liabilities measured at fair value:
Warrants liability	—	—	—	—
Scottish Enterprise agreement	—	—	20	20
Other liabilities measured at fair value	—	—	20	20
Total liabilities	$—	$—	$1,140	$1,140

The fair value of the Company’s financial assets and liabilities that are measured on a recurring basis were determined using the following inputs as of June 30, 2013 (in $000s):

	Level 1	Level 2	Level 3	Total
ASSETS
Cash equivalents	$31,404	$800	$—	$32,204
Total assets	$31,404	$800	$—	$32,204

LIABILITIES
Financial instrument associated with stock purchase agreement	$—	$—	$—	$—
Other liabilities measured at fair value:
Warrants liability	—	—	—	—
Scottish Enterprise agreement	—	—	20	20
Other liabilities measured at fair value	—	—	20	20
Total liabilities	$—	$—	$20	$20

The following table reconciles the beginning and ending balances of Level 3 inputs for the six months ended June 30, 2013 (in $000s):

Level 3
Balance as of December 31, 2012	$1,140
Change in valuation of Economic Rights	(570)
Movement of valuation of Economic Rights from Level 3 to Level 2	(550)
Balance as of June 30, 2013	$20

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

Economic Rights

On March 22, 2012, the Company entered into a financing agreement with certain existing institutional stockholders. Under the terms of the agreement, investors received contractual rights to receive cash equal to 10% of any future litigation settlement related to specified intellectual property, subject to a cap. In certain defined situations, the Company may have to issue either additional shares of common stock or warrants (collectively, the “Economic Rights”). The Economic Rights were accounted for as a derivative financial instrument under ASC 815 and are measured at fair value. Changes in fair value are recognized in earnings.

On April 3, 2013, the Company entered into a definitive agreement with Celgene Corporation (“Celgene”) to sell to Celgene four Cyclacel-owned patents related to the use of romidepsin injection, intellectual property to which the Economic Rights relates. In connection with the agreement, Celgene has made to Cyclacel a one-time payment of $5.5 million and the litigation was dismissed. As a result, the holders of the Economic Rights were paid approximately $0.6 million in April 2013 in full satisfaction of the Company’s obligation under Economic Rights. The fair value of this liability was approximately $1.1 million as of December 31, 2012. The $0.6 million decrease in the fair value of the Economic Rights during the six months ended June 30, 2013 was recognized as a gain in the consolidated statements of operations.

Up to December 31, 2012, the fair value of the Economic Rights was estimated using a decision-tree analysis method. This was an income-based method that incorporates the expected benefits, costs and probabilities of contingent outcomes under varying scenarios. Each scenario within the decision-tree was discounted to the present value using the Company’s credit adjusted risk-free rate and ascribed a weighted probability to determining the fair value. As of March 31, 2013, the Company had sufficient information available to estimate the fair value of the economic rights based on the actual amount paid under the Economic Rights agreement, which was 10% of the $5.5 million one-time payment from Celgene. The Company’s obligation under the Economic Rights was satisfied in April 2013.

Other Liabilities Measured at Fair Value

Warrants Liability

The Company issued warrants to purchase shares of common stock under the registered direct financing completed in February 2007. These warrants are being accounted for as a liability in accordance with ASC 815. At the date of the transaction, the fair value of the warrants of $6.8 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 4.68%, expected volatility — 85%, expected dividend yield — 0%, and a remaining contractual life of 7 years. As of December 31, 2012 and June 30, 2013, the fair value of the warrants was approximately zero based on the high exercise price of the warrants relative to the Company’s stock price at December 31, 2012 and June 30, 2013, respectively, and the remaining term of less than 1 year. The fair value of the warrant is remeasured each reporting period, with a gain or loss recognized in the consolidated statement of operations. Such gains or losses will continue to be reported until the warrants are exercised or expired.

The Company recognized the change in the value of warrants as a gain on the consolidated statement of operations of approximately $8,000 and $50,000 for the three and six months ended June 30, 2012. There was no change in the value of warrants for the three and six months ended June 30, 2013.

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

In addition, should a further reduction below current minimum staff levels be effectuated before July 2014 without SE’s prior consent, the Company may be obligated to pay up to £4 million to SE, which will be calculated as a maximum of £4 million (approximately $6.5 million at December 31, 2012 and $6.1 million at June 30, 2013) less the market value of the shares held by SE at the time staffing levels in Scotland fall below the prescribed minimum levels. If the Company were to have reduced staffing levels below the prescribed levels, the amount potentially payable to SE would have been approximately £3.8 million (approximately $6.1 million) and approximately £3.8 million (approximately $5.9 million) at December 31, 2012 and June 30, 2013, respectively.

This arrangement is accounted for as a liability under ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and is measured at fair value. Changes in fair value are recognized in earnings. Due to the nature of the associated contingency and the likelihood of occurrence, the Company has concluded the fair value of this liability was approximately $20,000 at December 31, 2012 and June 30, 2013, respectively. The most significant inputs in estimating the fair value of this liability are the probabilities that staffing levels fall below the prescribed minimum and that the Company is unable or unwilling to replace such employees within the prescribed time period. At both December 31, 2012 and June 30, 2013, the Company used a scenario analysis model to arrive at the fair value of the Scottish Enterprise Agreement and assumed a 30% probability of falling below a minimum staffing level and a 1% probability that the occurrence of such an event would not be cured within the prescribed time period. At each reporting period, the inputs used to determine the fair value of the liability will be evaluated to determine whether adjustments are appropriate. Changes in the value of this liability are recorded in the consolidated statement of operations.

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following is a summary of prepaid expenses and other current assets at December 31, 2012 and June 30, 2013 (in $000s):

	December 31,	June 30,
	2012	2013
Research and development tax credit receivable	$1,033	$1,517
Prepayments	358	459
Grant receivable	—	277
Sales tax receivable	45	219
Deposits	153	153
Other current assets	10	45
	$1,599	$2,670

5.    ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following (in $000s):

	December 31,	June 30,
	2012	2013
Accrued research and development	$3,623	$3,136
Accrued legal and professional fees	1,118	137
Other current liabilities	860	524
	$5,601	$3,797

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three and six months ended June 30, 2012 and 2013 as shown in the following table (in $000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
General and administrative	$66	$60	$142	$117
Research and development	16	14	33	29
Discontinued operations	27	—	36	—
Stock-based compensation costs before income taxes	$109	$74	$211	$146

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

There were 235,000 and 32,697 options granted during the six months ended June 30, 2012 and 2013, respectively.

During the six months ended June 30, 2012, 77,062 options were exercised for proceeds of approximately $34,000. There were no stock options exercised during the six months ended June 30, 2013.

Outstanding Options

A summary of the share option activity and related information is as follows:

Cyclacel Pharmaceuticals, Inc.	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($000)
Options outstanding at December 31, 2012	463,023	$26.61	5.58	$347
Granted	32,697	$3.01
Exercised	—	$—
Cancelled/forfeited	(8,001)	$17.10
Options outstanding at June 30, 2013	487,719	$25.18	5.46	3
Unvested at June 30, 2013	85,606	$6.47	8.78	—
Vested and exercisable at June 30, 2013	402,113	$29.20	4.76	3

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

The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. During the six months ended June 30, 2012, the Company recognized an expense of approximately $1,000 as a result of revised forfeiture rates. There was no change in forfeiture rates during the six months ended June 30, 2013.

The weighted average risk-free interest rate represents interest rate for treasury constant maturities published by the Federal Reserve Board. If the term of available treasury constant maturity instruments is not equal to the expected term of an employee option, Cyclacel uses the weighted average of the two Federal Reserve securities closest to the expected term of the employee option.

Restricted Stock Units

The Company issued 85,974 and 85,097 restricted stock units to employees during the six months ended June 30, 2012 and 2013, respectively. A restricted stock unit grant is accounted for at fair value at the date of grant which is equivalent to the market price of a share of the Company’s common stock, and an expense is recognized over the vesting term. The 2013 restricted stock units will vest upon the fulfillment of certain clinical and financial conditions and will terminate if they have not vested by December 31, 2014. The Company determined that the satisfaction of the vesting criteria was not probable at June 30, 2013 and, as a result, did not record any expense related to these awards for the six months ended June 30, 2013.

Summarized information for restricted stock unit activity for the six months ended June 30, 2013 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Value Per Share
Non-vested at December 31, 2012	39,377	$5.34
Granted	85,097	$5.71
Forfeited	(1,331)	$3.85
Non-vested at June 30, 2013	123,143	$5.61

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

Legal Proceedings

On April 27, 2010, the Company was served with a complaint filed by Celgene Corporation in the United States District Court for the District of Delaware seeking a declaratory judgment that four of the Company’s own patents, claiming certain uses of romidepsin were invalid and not infringed by Celgene’s sale of ISTODAX® (romidepsin for injection). The Company subsequently counterclaimed for infringement of these four patents. On April 3, 2013, the Company entered into a definitive agreement with Celgene to sell to Celgene the four Cyclacel-owned patents related to uses of romidepsin and their foreign counterparts. In connection with the definitive agreement, Celgene has made a one-time payment of $5.5 million to Cyclacel. As a result, the litigation between Cyclacel and Celgene in the United States District Court for the District of Delaware, case number 1:10-cv-00348-GMS, was dismissed by virtue of a jointly filed stipulation requesting the Court to enter an Order dismissing the litigation and the entry of such an Order. The $5.5 million sale of patents has been recorded in other income (expense), net, in the consolidated statement of operations for the three and six months ended June 30, 2013.

8.   STOCKHOLDERS’ EQUITY

Preferred Stock

As of June 30, 2013, there were 420,682 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board of Directors (the “Board”) and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10 per share, plus accrued and unpaid dividends.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s shares of common stock at a conversion rate of approximately 0.06079 shares of common stock for each share of Preferred Stock based on a price of $164.50. The Company has reserved 25,573 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at June 30, 2013.

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

Conversion of Convertible Preferred Stock

During the six months ended June 30, 2013, the Company converted an aggregate of 792,460 shares of Preferred Stock into an aggregate of 1,513,653 shares of the Company’s common stock. There were no conversions of the Company’s Preferred Stock into shares of common stock during the six months ended June 30, 2012 or during the three months ended June 30, 2013. Since the Company’s transaction with Xcyte Therapies, Inc. in 2006, holders have exchanged 1,626,131 shares of Preferred Stock into common stock as a result of arms-length negotiations between the Company and the other parties. The shares of previously-converted Preferred Stock have been retired, cancelled and restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors as shares of Preferred Stock of one or more series.

The table below provides details of the aggregate activities in 2013:

Six months ended June 30, 2013
Preferred shares exchanged	792,460
Shares of common stock issued:
At stated conversion terms	48,174
Incremental shares issued under the exchange transaction	1,465,479
Total shares of common stock issued	1,513,653

As the Preferred stockholders received additional shares of common stock issued to them upon conversion as compared to what they would have been entitled to receive under the stated rate of exchange, the Company recorded the excess of (1) the fair value of all securities and other consideration transferred to the holders of the Preferred Stock and (2) the fair value of securities issuable pursuant to the original conversion terms as a deemed dividend resulting in an increase in the net loss attributable to common shareholders. Specifically, the Company recorded deemed dividends related to the additional shares issued under the exchange transactions of $8.4 million for the six months ended June 30, 2013. There were no Preferred Stock exchanges during the three months ended June 30, 2013.

On each of January 11, 2013 and April 5, 2013, the Board declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s Preferred Stock with respect to the fourth quarter of 2012 and first quarter of 2013, respectively. The Company paid the dividends on February 1, 2013 and May 1, 2013 to holders of record of the Preferred Stock as of the close of business on January 22, 2013 and April 19, 2013, respectively.

Common Stock

May 2013 Underwriting Agreement

On May 16, 2013, the Company entered into an underwriting agreement relating to the public offering and sale of up to 6,666,667 shares of the Company’s common stock, par value $0.001, at a price to the public of $3.00 per share.  On May 21, 2013, the Company closed the public offering and completed the sale of 6,833,334 shares of its common stock, which includes 166,667 shares that were subject to the underwriters’ over-allotment option, at a price to the public of $3.00 per share, for proceeds, net of certain fees and expenses, of approximately $19.0 million.

Common Stock Bonus

During the six months ended June 30, 2013, the Company issued 31,643 shares of common stock with a fair value of approximately $0.2 million to employees in lieu of cash in connection with bonuses recorded for the year ended December 31, 2012. There were no such stock issuances during the six months ended June 30, 2012 or during the three months ended June 30, 2013.

December 2012 Stock Purchase Agreement

On December 14, 2012, the Company entered into a common stock purchase agreement with Aspire. Upon execution of the Purchase Agreement, Aspire purchased 158,982 shares of common stock for an aggregate purchase price of $1.0 million based the closing price of the Company’s common stock December 13, 2012, the date upon which the business terms were agreed. Under the terms of the Purchase Agreement, Aspire has committed to purchase up to an additional 1,455,787 shares from time to time as directed by the Company over the next two years at prices derived from the market prices on or near the date of each sale. However, such commitment is limited to an additional $19.0 million of share purchases. In December 2012, in consideration for entering into the Purchase Agreement, the Company issued 74,548 shares of its common stock to Aspire in lieu of paying a commitment fee. During the six months ended June 30, 2013, the Company sold 650,000 shares of its common stock to Aspire under the Purchase Agreement in consideration for aggregate proceeds of $3.4 million.

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

Common Stock Warrants

The following table summarizes information about warrants outstanding at June 30, 2013:

Issued in Connection With	Expiration Date	Common Shares Issuable	Weighted Average Exercise Price
February 2007 stock issuance	2014	151,773	$59.08
July 2009 Series II stock issuance	2014	98,893	$7.00
January 2010 stock issuance	2015	101,785	$22.82
January 2010 stock issuance	2015	100,714	$19.95
October 2010 stock issuance	2015	594,513	$13.44
July 2011 stock issuance	2016	544,117	$9.52
Total		1,591,795	$17.06

There were no exercises of warrants during the three and six months ended June 30, 2012 and 2013.

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

Product revenue, cost of goods sold and selling, general and administrative costs related to the promotion and sales of the of Xclair®, Numoisyn® Liquid and Numoisyn® Lozenges have been reclassified from operating results from continuing operations to (loss) income from discontinued operations in the consolidated statement of operations for all periods presented as follows (in $000s):

	Three Months Ended June 30,		Six Months Ended June 30,		Period from August 13, 1996 (inception) to June 30,
	2012	2013	2012	2013	2013
Product revenue	$120	$—	$281	$—	$3,604
Cost of goods sold	(89)	—	(183)	—	(2,045)
Selling, general and administrative	(229)	—	(457)	—	(9,295)
Goodwill and intangible impairment	—	—	—	—	(5,187)
Interest income	—	24	—	50	82
Interest expense	—	—	—	—	(110)
Gain on termination of license agreement	—	—	—	—	1,192
(Loss) income from discontinued operations	(198)	24	(359)	50	(11,759)
Income tax expense	—	(10)	—	(20)	(357)
(Loss) income from discontinued operations, net of tax	$(198)	$14	$(359)	$30	$(12,116)

The assets and liabilities associated with product promotion and sales have been classified within assets and liabilities of discontinued operations in the accompanying consolidated balance sheets (in $000s):

	December 31, 2012	June 30, 2013

Current assets of discontinued operations:
Short term portion of minimum royalty arrangement receivable, net	$536	$492
Returns indemnification receivable	325	325
Total current assets of discontinued operations	861	817
Long-term assets of discontinued operations:
Long-term portion of minimum royalty arrangement receivable, net	353	186
Total assets of discontinued operations	$1,214	$1,003

Current liabilities of discontinued operations:
Accounts payable	$10	$—
Returns provision	325	325
Total current liabilities of discontinued operations	$335	$325

The $0.7 million minimum royalty arrangement receivable outstanding as of June 30, 2013, relates to the present value of the remaining portion of the approximately $1.0 million in minimum royalty payments the Company will receive through September 30, 2015 under the terms of the termination and settlement agreement.

The Company offered a right of return on product sales made prior to the termination of the distribution agreements. The Company has estimated a provision for product returns of $0.3 million as of June 30, 2013 based on historical returns for each product, for which an offsetting asset has been recorded based on the terms of the termination and settlement agreement.

10.   SUBSEQUENT EVENTS

Preferred Dividend

On July 8, 2013, the Board declared a quarterly cash dividend in the amount of $0.15 per share of the Preferred Stock. The cash dividend was paid on August 1, 2013 to the holders of record of the Preferred Stock as of the close of business on July 22, 2013.

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

Sapacitabine is being evaluated in the SEAMLESS Phase 3 trial being conducted under a Special Protocol Assessment agreement, or SPA, with the US Food and Drug Administration (“FDA”) for the front-line treatment of AML in the elderly and in Phase 2 studies for MDS, lung cancer and chronic lymphocytic leukemia. Sapacitabine is also being evaluated in a Phase 1 study in combination with seliciclib in an orally-administered sequential treatment regimen in heavily-pretreated patients with advanced solid tumors, including those who are BRCA-mutation carriers. We have also evaluated seliciclib, a highly selective inhibitor of CDK -2, -7 and -9, in NSCLC and nasopharyngeal cancer (“NPC”). We will determine the feasibility of pursuing further development and/or partnering these assets and/or indications subject to available resources.

Our core area of expertise is in cell cycle biology and we focus primarily on the development of orally-available anticancer agents that target the cell cycle with the aim of slowing the progression or shrinking the size of tumors, and enhancing the quality of life and improving survival rates of cancer patients. We have generated several families of anticancer drugs that act on the cell cycle including nucleoside analogues, cyclin dependent kinase, or CDK, inhibitors, PLK inhibitors and Aurora kinase/Vascular Endothelial Growth Factor Receptor 2 or AK/VEGFR 2 inhibitors.

Although a number of pharmaceutical and biotechnology companies are currently attempting to develop nucleoside analogues and CDK inhibitor drugs, we believe that our drug candidates are differentiated in that they are orally-available and interact with unique target profiles and mechanisms. For example we believe that our sapacitabine is the only orally-available nucleoside analogue presently being tested in Phase 3 trial in AML and in Phase 2 for MDS after failure of front line agents and seliciclib is an orally-available CDK2, -7 and -9 inhibitor currently in Phase 2 trials. Our resources are primarily directed towards advancing our lead drug candidate sapacitabine through in-house development activities. We are advancing our earlier stage novel drug series through a combination of government funding and external collaborators but with limited investment by us.

We have worldwide rights to commercialize sapacitabine and seliciclib and our business strategy is to enter into selective partnership arrangements for these programs. Taken together, our pipeline covers all four phases of the cell cycle, which we believe will improve the chances of successfully developing and commercializing novel drugs that work on their own or in combination with approved conventional chemotherapies or with other targeted drugs to treat human cancers.

From our inception in 1996 through June 30, 2013, we have devoted substantially all our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of June 30, 2013, our accumulated deficit during the development stage was $280.2 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and pre-clinical drug candidates. Our operating expenses are comprised of research and development expenses and selling, general and administrative expenses.

Subsequent Events

Preferred Stock Dividend

On July 8, 2013, the Board declared a quarterly cash dividend in the amount of $0.15 per share of the Preferred Stock. The cash dividend was paid on August 1, 2013 to the holders of record of the Preferred Stock as of the close of business on July 22, 2013.

Results of Operations

Three Months Ended June 30, 2012 and 2013

Results of Continuing Operations

Revenues

The following table summarizes the components of our revenues for the three months ended June 30, 2012 and 2013 (all numbers in table are in thousands except percentages):

	Three months ended June 30,		Difference
	2012	2013	$	%

Grant revenue	$26	$264	$238	915
Total revenue	$26	$264	$238	915

We recognized $26,000 and $0.3 million in grant revenue for the three months ended June 30, 2012 and 2013, respectively, from the European Union and the UK Government’s Biomedical Catalyst.

The future

We expect to recognize approximately $1.4 million in grant revenue over the next two years from the UK Government’s Biomedical Catalyst and approximately $37,000 in grant revenue over the next twelve months from the European Union . We may also recognize, from time to time, revenue from collaboration and research and development and from grant awards. We had no collaboration and research and development revenue for the three months ended June 30, 2012 and 2013.

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

The following table provides information with respect to our research and development expenditures for the three months ended June 30, 2012 and 2013 (all numbers in table are in thousands except percentages):

	Three months ended June 30,		Difference
	2012	2013	$	%
Sapacitabine	$1,827	$2,296	$469	26
Other costs related to research and development programs, management and exploratory research	(110)	335	445	405
Total research and development expenses	$1,717	$2,631	$914	53

Total research and development expenses represented 45% and 60% of our operating expenses for the three months ended June 30, 2012 and 2013, respectively.

Research and development expenditures increased by $0.9 million to $2.6 million for the three months ended June 30, 2013 from $1.7 million for the three months ended June 30, 2012. The increase was primarily due to clinical trial and capsule manufacture costs.

The future

We will continue to concentrate our resources on the development of sapacitabine. We anticipate that overall research and development expenditures for the year ended December 31, 2013 will increase compared to the year ended December 31, 2012, as we continue to enroll the randomized portion of the SEAMLESS pivotal Phase 3 trial and increase our involvement in grant-supported work.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three months ended June 30, 2012 and 2013 (all numbers in table are in thousands except percentages):

	Three months ended June 30,		Difference
	2012	2013	$	%
Total general and administrative expenses	$2,121	$1,787	$(334)	(16)

Total general and administration expenses represented 55% and 40% of our operating expenses for the three months ended June 30, 2012 and 2013, respectively.

Our general and administrative expenditure decreased by approximately $0.3 million, from $2.1 million for the three months ended June 30, 2012, to $1.8 million for the three months ended June 30, 2013. The decrease in expenses was primarily attributable to a net decrease in professional and consultancy costs of approximately $0.3 million, mostly due to legal fees related to the patent litigation with Celgene.

The future

We expect our general and administrative expenditures for the year ended December 31, 2013 to be lower than our expenditures for the year ended December 31, 2012.

Other income (expense)

The following table summarizes other income (expense) for the three months ended June 30, 2012 and 2013 (all numbers in table are in thousands except percentages):

	Three months ended June 30,		Difference
	2012	2013	$	%
Change in valuation of Economic Rights	$146	$—	$(146)	(100)
Change in valuation of other liabilities measured at fair value	8	—	(8)	(100)
Foreign exchange gains (losses)	117	(101)	(218)	(186)
Interest income	6	3	(3)	(50)
Other income (expense), net	29	5,500	5,471	18,866
Total other income	$306	$5,402	$5,096	1,665

Total other income increased by approximately $5.1 million, from approximately $0.3 million for the three months ended June 30, 2012, to $5.4 million for the three months ended June 30, 2013. The increase was primarily due to the $5.5 million increase in other income (expense), net as a result of the sale of four Cyclacel-owned patents to Celgene.

Change in valuation of Economic Rights

These Economic Rights were classified as liabilities and marked to market each reporting period until their settlement in April 2013. The change in valuation of Economic Rights decreased approximately $0.1 million for the three months ended June 30, 2012. There was no change in the valuation of Economic Rights for the three months ended June 30, 2013 as the valuation of the Economic Rights as of March 31, 2013 was estimated based on the actual amount owed and paid to the holders in April 2013, which was $0.6 million.

Change in valuation of other liabilities measured at fair value

The change in valuation of other liabilities measured at fair value relates to the warrants to purchase shares of our common stock under the registered direct financing completed in February 2007 and our liability under an agreement with the Scottish Enterprise, or SE, that would potentially require us to make a payment to SE should staffing levels in Scotland fall below prescribed minimum levels. The warrants and agreement are classified as liabilities. The value of the warrants and the SE Agreement are being marked to market each reporting period as a gain or loss. Such gains or losses will continue to be reported for the warrants until they are exercised or expired. Gains or losses on the SE Agreement will be reported until the agreement expires in July 2014. For the three months ended June 30, 2012, the change in the valuation of other liabilities measured at fair value was an increase of $8,000. There was no change in the valuation of other liabilities measured at fair value for the three months ended June 30, 2013.

Foreign exchange gains (losses)

Foreign exchange gains (losses) decreased by $0.2 million, from a gain of $0.1 million for the three months ended June 30, 2012, to a loss of $0.1 million for the three months ended June 30, 2013. Foreign exchange gains (losses) are reported in the consolidated statement of operations as a separate line item within other income (expense).

Other income (expense), net

We recognized approximately $29,000 in other income (expense), net during the three months ended June 30, 2012. We recognized approximately $5.5 million in other income (expense), net during the three months ended June 30, 2013 as a result of the sale of four Cyclacel-owned patents to Celgene Corporation, or Celgene.

The future

The warrants liability and SE Agreement will continue to be re-measured at the end of each reporting period. The valuation of the warrants is not expected to change based on the exercise price relative to the market price per share of our common stock and the February 2014 expiration. The valuation of the SE Agreement is dependent on a number of factors, including our stock price and the probability of the occurrence of certain events that would give rise to a payment. We do not expect the valuation of fair value of the SE Agreement to fluctuate significantly. The litigation underlying the Economic Rights valuation was settled in April 2013.

As the nature of funding advanced through intercompany loans is that of a long-term investment in nature, unrealized foreign exchange gains and losses on such funding will be recognized in other comprehensive income until repayment of the intercompany loan becomes foreseeable.

Income tax benefit, net

Credit is taken for research and development tax credits, which are claimed from the United Kingdom’s revenue and customs authority, or HMRC, in respect of qualifying research and development costs incurred.

The following table summarizes the income tax benefit, net for the three months ended June 30, 2012 and 2013 (all numbers in table are in thousands except percentages):

	Three months ended June 30,		Difference
	2012	2013	$	%
Total income tax benefit, net	$127	$230	$103	81

The total income tax benefit, net increased approximately $0.1 million to an income tax benefit, net of $0.2 million for the three months ended June 30, 2013 from an income tax benefit, net of $0.1 million for the three months ended June 30, 2012. Research and development tax credits recoverable increased by approximately $80,000 to $0.3 million for the three months ended June 30, 2013 from $0.2 million for the three months ended June 30, 2012. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year. In the first quarter of 2012, these credits were also restricted to the payroll taxes paid by us to the HMRC in that year. However, in July 2012, legislation was passed to eliminate this restriction for the year ended December 31, 2012 and subsequent periods.

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

Results of Discontinued Operations

The following table summarizes our (loss) income from discontinued operations, net of tax for the three months ended June 30, 2012 and 2013 (all numbers in table are in thousands except percentages):

	Three months ended June 30,		Difference
	2012	2013	$	%
(Loss) income from discontinued operations	$(198)	$24	$222	112
Income tax benefit (expense), net	—	(10)	(10)	(100)
(Loss) income from discontinued operations, net of tax	$(198)	$14	$212	107

In August 2012, we entered into a termination and settlement agreement with Sinclair to terminate, effective September 30, 2012, our license to distribute the ALIGN products, after which we no longer generated product revenue. The operating results associated with the ALIGN products are classified within income (loss) from discontinued operations, net of tax in the consolidated statements of operations for the three months ended June 30, 2012 and 2013.

The income from discontinued operations, net of tax of approximately $14,000 in the three months to June 30, 2013 is the amortization of the discount on the minimum royalty arrangement, net of applicable taxes. The loss from discontinued operations, net of tax, for the three months ended June 30, 2012 was $0.2 million. The loss includes product revenues, cost of goods sold and selling, general and administrative expenses associate with operations that ceased in September 2012.

The future

We have ceased operations associated with the ALIGN products effective September 30, 2012 and do not expect significant activity going forward. We may earn additional income from discontinued operations over the next three years if certain sales targets are met by a successor distributor according to the termination agreement with Sinclair.

Six Months Ended June 30, 2012 and 2013

Results of Continuing Operations

Revenues

The following table summarizes the components of our revenues for the six months ended June 30, 2012 and 2013 (all numbers in table are in thousands except percentages):

	Six months ended June 30,		Difference
	2012	2013	$	%

Grant revenue	$26	$476	$450	1,731
Total revenue	$26	$476	$450	1,731

We recognized $26,000 and $0.5 million in grant revenue for the six months ended June 30, 2012 and 2013, respectively, from the European Union and the UK Government’s Biomedical Catalyst.

The future

We expect to recognize approximately $1.4 million in grant revenue over the next two years from the UK Government’s Biomedical Catalyst and approximately $37,000 in grant revenue over the next twelve months from the European Union . We may also recognize, from time to time, revenue from collaboration and research and development and from grant awards. We had no collaboration and research and development revenue for the six months ended June 30, 2012 and 2013.

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

The following table provides information with respect to our research and development expenditures for the six months ended June 30, 2012 and 2013 (all numbers in table are in thousands except percentages):

	Six months ended June 30,		Difference
	2012	2013	$	%
Sapacitabine	$3,064	$3,304	$240	8
Other costs related to research and development programs, management and exploratory research	—	907	907	100
Total research and development expenses	$3,064	$4,211	$1,147	37

Total research and development expenses represented 44% and 49% of our operating expenses for the six months ended June 30, 2012 and 2013, respectively.

Research and development expenditures increased by $1.1 million to $4.2 million for the six months ended June 30, 2013 from $3.1 million for the six months ended June 30, 2012. The increase was primarily due to clinical trial and capsule manufacture costs.

The future

We will continue to concentrate our resources on the development of sapacitabine. We anticipate that overall research and development expenditures for the year ended December 31, 2013 will increase compared to the year ended December 31, 2012, as we continue to enroll the randomized portion of the SEAMLESS pivotal Phase 3 trial and increase our involvement in grant supported work.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the six months ended June 30, 2012 and 2013 (all numbers in table are in thousands except percentages):

	Six months ended June 30,		Difference
	2012	2013	$	%
Total general and administrative expenses	$3,889	$4,470	$581	15

Total general and administration expenses represented 56% and 51% of our operating expenses for the six months ended June 30, 2012 and 2013, respectively.

Our general and administrative expenditure increased by approximately $0.6 million from $3.9 million for the six months ended June 30, 2012, to $4.5 million for the six months ended June 30, 2013. The increase in expenses was primarily attributable to a net increase in professional and consultancy costs of approximately $0.5 million, mostly due to legal fees related to the patent litigation with Celgene.

The future

We expect our general and administrative expenditures for the year ended December 31, 2013 to be lower than our expenditures for the year ended December 31, 2012.

Other income (expense)

The following table summarizes other income (expense) for the six months ended June 30, 2012 and 2013 (all numbers in table are in thousands except percentages):

	Six months ended June 30,		Difference
	2012	2013	$	%
Change in valuation of Economic Rights	$90	$570	$480	533
Change in valuation of other liabilities measured at fair value	50	—	(50)	(100)
Foreign exchange gains	231	19	(212)	(92)
Interest income	12	4	(8)	(67)
Other income (expense), net	76	5,504	5,428	7,142
Total other income	$459	$6,097	$5,638	1,228

Total other income increased by approximately $5.6 million, from income of approximately $0.5 million for the six months ended June 30, 2012, to income of $6.1 million for the six months ended June 30, 2013. The increase was primarily due to the $5.5 million increase in other income (expense), net as a result of the Celgene settlement.

Change in valuation of Economic Rights

The change in valuation of Economic Rights is related to the Economic Rights sold in connection with the purchase agreement completed in March 2012. These collective rights were classified as liabilities and marked to market each reporting period until their settlement in April 2013. The change in valuation of Economic Rights increased approximately $0.5 million from an approximately $0.1 million gain for the six months ended June 30, 2012 to a $0.6 million gain for the six months ended June 30, 2013. The valuation of the Economic Rights during the six months ended June 30, 2013 was estimated based on the actual amount owed and paid to the holders in April 2013, which was $0.6 million.

Change in valuation of other liabilities measured at fair value

The change in valuation of other liabilities measured at fair value relates to the warrants to purchase shares of our common stock under the registered direct financing completed in February 2007 and our liability under an agreement with the Scottish Enterprise, or SE, that would potentially require us to make a payment to SE should staffing levels in Scotland fall below prescribed minimum levels. The warrants and agreement are classified as liabilities. The value of the warrants and the SE Agreement are being marked to market each reporting period as a gain or loss. Such gains or losses will continue to be reported for the warrants until they are exercised or expired. Gains or losses on the SE Agreement will be reported until the agreement expires in July 2014. For the six months ended June 30, 2012, the change in the valuation of other liabilities measured at fair value was an increase of $0.1 million. There was no change in the valuation of other liabilities measured at fair value for the six months ended June 30, 2013.

Foreign exchange gains

Foreign exchange gains decreased by $0.2 million, from a gain of $0.2 million for the six months ended June 30, 2012, to a gain of $19,000 for the six months ended June 30, 2013. Foreign exchange gains (losses) are reported in the consolidated statement of operations as a separate line item within other income (expense).

Other income (expense), net

We recognized approximately $0.1 million in other income (expense), net during the six months ended June 30, 2012. We recognized approximately $5.5 million in other income (expense), net during the six months ended June 30, 2013 as a result of four Cyclacel-owned patents to Celgene.

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

Income tax benefit, net

Credit is taken for research and development tax credits, which are claimed from the United Kingdom’s revenue and customs authority, or HMRC, in respect of qualifying research and development costs incurred.

The following table summarizes the income tax benefit, net for the six months ended June 30, 2012 and 2013 (all numbers in table are in thousands except percentages):

	Six months ended June 30,		Difference
	2012	2013	$	%
Total income tax benefit, net	$295	$488	$193	65

The total income tax benefit, net increased approximately $0.2 million to $0.5 million for the six months ended June 30, 2013 from $0.3 million for the six months ended June 30, 2012. Research and development tax credits recoverable increased by approximately $0.2 million to $0.5 million for the six months ended June 30, 2013 from $0.3 million for the six months ended June 30, 2012. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year. In the first quarter of 2012, these credits were also restricted to the payroll taxes paid by us to the HMRC in that year. However, in July 2012, legislation was passed to eliminate this restriction for the year ended December 31, 2012 and subsequent periods.

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

Results of Discontinued Operations

The following table summarizes our (loss) income from discontinued operations, net of tax for the six months ended June 30, 2012 and 2013 (all numbers in table are in thousands except percentages):

	Six months ended June 30,		Difference
	2012	2013	$	%
(Loss) income from discontinued operations	$(359)	$50	$409	114
Income tax (expense), net	—	(20)	(20)	(100)
(Loss) income from discontinued operations, net of tax	$(359)	$30	$389	108

In August 2012, we entered into a termination and settlement agreement with Sinclair to terminate, effective September 30, 2012, our license to distribute the ALIGN products, after which we no longer generated product revenue. The operating results associated with the ALIGN products are classified within income (loss) from discontinued operations, net of tax in the consolidated statements of operations for the six months ended June 30, 2012 and 2013.

The income from discontinued operations, net of tax of approximately $30,000 in the six months to June 30, 2013 is the amortization of the discount on the minimum royalty arrangement, net of applicable taxes. (Loss) income from discontinued operations, net of tax, for the six months ended June 30, 2012 was a loss of $0.4 million. The loss includes product revenues, cost of goods sold and selling, general and administrative expenses associate with operations that ceased in September 2012.

The future

We have ceased operations associated with the ALIGN products effective September 30, 2012 and do not expect significant activity going forward. We may earn additional income from discontinued operations over the next three years if certain sales targets are met by a successor distributor according to the termination agreement with Sinclair.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at December 31, 2012 and June 30, 2013 (all numbers in table are in thousands except percentages):

	December 31, 2012	June 30, 2013	$ Difference	% Difference
Cash and cash equivalents	$16,412	$33,668	$17,256	105%

Working capital:
Current assets	$18,872	$37,155	$18,283	97%
Current liabilities	(9,335)	(6,579)	(2,756)	(30)%
Working capital	$9,537	$30,576	$21,039	221%

At June 30, 2013, we had cash and cash equivalents of $33.7 million as compared to $16.4 million at December 31, 2012. The increase in balance was primarily due to $19.0 million in proceeds from the issuance of common stock under an underwriting agreement closed in May 2013.

Since our inception, we have generated a limited amount of product revenues from ALIGN product sales, which are presented within loss from discontinued operations, net of tax. The ALIGN product revenues ceased on September 30, 2012. We have relied primarily on the proceeds from sales of common and preferred equity securities, as well as the exercise of warrants, to finance our operations and internal growth. Additional funding has come through interest on investments, licensing revenue, government grants, the sale of product rights, and research and development tax credits. We have incurred significant losses since our inception. As of June 30, 2013, we had a deficit accumulated during the development stage of $280.2 million.

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

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2012 and 2013, is summarized as follows (all numbers in table are in thousands):

	Six months ended June 30,
	2012	2013
Net cash used in operating activities	$(7,476)	$(10,682)
Net cash provided by investing activities	$52	$5,672
Net cash provided by financing activities	$2,920	$22,303

Cash flows generated from discontinued operations have been combined with the cash flows from continuing operations within each of the Operating, Investing and Financing activities sections.

Operating activities

Net cash used in operating activities increased by $3.2 million, from $7.5 million for the six months ended June 30, 2012 to $10.7 million for the six months ended June 30, 2013. Net cash used in operating activities during the six months ended June 30, 2013 of $10.7 million resulted primarily from our net loss of $1.6 million, adjusted for the $5.5 million sale of patents, $0.9 million of material non-cash activities comprising of change in valuation of liabilities measured at fair value, depreciation and stock based compensation expense and a net increase of $2.7 million due to an increase in prepaid expenses and other current assets combined with a net decrease in accounts payable and other current liabilities.

Investing activities

Net cash (used in) provided by investing activities increased from approximately $52,000 for the six months ended June 30, 2012 to approximately $5.7 million for the six months ended June 30, 2013, primarily as a result of the receipt of $5.5 million from the sale of patents and the receipt of approximately $0.3 million in payments under a minimum royalty arrangement associated with discontinued operations, offset by approximately $0.1 million in purchases of laboratory equipment.

Financing activities

Net cash provided by financing activities was $22.3 million for the six months ended June 30, 2013, primarily as a result of approximately $19 million in proceeds from the issuance of common stock under an underwriting agreement closed in May 2013.

Net cash provided by financing activities was $2.9 million for the six months ended June 30, 2012. During the six months ended June 30, 2012, we completed a sale of stock and Economic Rights for proceeds of approximately $2.9 million, net of certain expenses.

Operating Capital and Capital Expenditure Requirements

To date, we have not generated significant product revenue but have financed our operations and internal growth through private placements, registered direct financings, licensing revenue, collaborations, interest on investments, government grants and research and development tax credits. We have recognized revenues from inception through June 30, 2013, totaling $7.3 million, of which $3.1 million is derived from fees under collaborative agreements and $4.2 million of grant revenue from various United Kingdom government grant awards. We have also recorded $3.6 million from product sales within income (loss) from discontinued operations, although these sales ceased effective September 30, 2012. We have also recognized $20.0 million in research and development tax credits, which are reported as income tax benefits on the consolidated statements of operations, from the United Kingdom’s tax authority, H.M. Revenue & Customs, since inception.

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

Other Liabilities Measured at Fair Value

Warrants Liability

The accounting guidance on derivatives and hedging requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as equity instruments, assets or liabilities. Under the provisions of this guidance, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no subsequent fair value adjustments are required. We review the classification of the contracts at each balance sheet date. Since we are unable to control all the events or actions necessary to settle the warrants in registered shares, the warrants have been recorded as a current liability at fair value. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statements of operations. We recorded income of approximately $42,000 for the six months ended June 30, 2012 to reflect the change in fair value. We did not record any change in fair value for the six months ended June 30, 2013. Fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. We do not expect changes in any of these variables to result in material adjustments to the expense recognized for changes in the valuation of the warrants liability. We do not expect the valuation of the warrants to change based on the exercise price relative to the market price per share of our common stock and the February 2014 expiration.

Scottish Enterprise Agreement

The accounting guidance on distinguishing liabilities and equity requires freestanding financial instruments that meet certain criteria to be accounted for as liabilities and carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. We entered into an agreement with SE in 2009 that would require us to pay SE £4 million (approximately $6.5 million and $6.1 million at December 31, 2012 and June 30, 2013, respectively) less the market value of the shares held by SE if staffing levels in Scotland fall below minimum levels stipulated in the Agreement. Due to the nature of the associated contingency and the likelihood of occurrence, we concluded the fair value of this liability was approximately $20,000 at December 31, 2012 and June 30, 2013. The most significant inputs in estimating the fair value of this liability are the probabilities that staffing levels fall below the prescribed minimum levels and that we are unable or unwilling to replace such employees within the prescribed time period. As of December 31, 2012 and June 30, 2013, we concluded the probability of the combination of these events occurring is minimal. We record changes in fair value in the consolidated statement of operations. There were no changes to the fair value for the six months ended June 30, 2012 and 2013.

Recent Accounting Pronouncements Not Yet Effective

In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance relating to presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The guidance should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In March 2013, FASB issued guidance relating to certain foreign currency matters. This guidance clarifies the parent company’s accounting for the cumulative translation adjustment when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity or of an investment in a foreign entity. The guidance is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of June 30, 2013, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. Other Information

Item 1. Legal proceedings

On April 27, 2010, we were served with a complaint filed by Celgene Corporation in the United States District Court for the District of Delaware seeking a declaratory judgment that four of our own patents, claiming certain uses of romidepsin were invalid and not infringed by Celgene’s sale of ISTODAX® (romidepsin for injection). We subsequently counterclaimed for infringement of these four patents. On April 3, 2013, we entered into a definitive agreement with Celgene to sell to Celgene the four owned patents related to uses of romidepsin and their foreign counterparts. In connection with the definitive agreement, Celgene has made a one-time payment of $5.5 million to us. As a result, the litigation between us and Celgene in the United States District Court for the District of Delaware, case number 1:10-cv-00348-GMS, was dismissed by virtue of a jointly filed stipulation requesting the Court to enter an Order dismissing the litigation and the entry of such an Order.

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

We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of December 31, 2012 and June 30, 2013, our accumulated deficit was $270.3 million and $280.2 million, respectively. Our net loss was $3.6 million for the three months ended June 30, 2012 and net income was $1.5 million for the three months ended June 30, 2013. Our net loss was $6.5 million and $1.6 million for the six months ended June 30, 2012 and 2013, respectively. Our net loss applicable to common stockholders from inception through June 30, 2013 was $322.9 million. Our drug candidates are in the mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years, as we continue our research and development of our drug candidates, seek regulatory approvals and commercialize any approved drugs. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.

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

Specifically, an amorphous form of sapacitabine is covered in granted, composition of matter patents that expire in 2014 in the United States and expired in 2012 outside the United States. Sapacitabine is further protected by additional granted, composition of matter patents claiming certain, stable crystalline forms of sapacitabine and their pharmaceutical compositions and therapeutic uses that expire in 2022 (and may be eligible for a Hatch-Waxman term restoration of up to five years, which could extend the expiration date to 2027); patent applications claiming the combination of sapacitabine with other agents, for example, hypomethylating agents, including decitabine, which is being tested as one of the arms of the SEAMLESS Phase 3 trial, and a United States granted patent claiming a specified method of administration of sapacitabine with patent exclusivity until July 2030. In early development, amorphous sapacitabine was used. We have used one of the stable, crystalline forms of sapacitabine in nearly all our Phase 1 and in all of our Phase 2 and Phase 3 clinical studies. We have also chosen this form for commercialization. Additional patents and applications claim certain medical uses, formulations and dosing regimens of sapacitabine which have emerged in our clinical trials, as well as a process for the preparation of sapacitabine.

Seliciclib is protected by granted, composition of matter patents that expire in 2016. Additional patents and applications claim certain medical uses of seliciclib, including combination use with sapacitabine, which have emerged in our preclinical research and clinical trials. The latest to expire of the granted patents expires in 2026. Failure to obtain, maintain or extend the patents could adversely affect our business. We will only be able to protect our drug candidates and our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

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

In addition, in the event a third party seeks to acquire our company or acquire control of our company by way of a merger, but the terms of such offer do not provide for our preferred stock to remain outstanding or be converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to our preferred stock, the terms of the Certificate of Designation of our preferred stock provide for an adjustment to the conversion ratio of our preferred stock such that, depending on the terms of any such transaction, preferred stockholders may be entitled, by their terms, to receive up to $10.00 per share in common stock, causing our common stockholders not to receive as favorable a price as the price at which such shares may be trading at the time of any such transaction. As of June 30, 2013, there were 420,682 shares of our preferred stock issued and outstanding. If the transaction were one in which proceeds were received by the Company for distribution to stockholders, and the terms of the Certificate of Designation governing the preferred stock were strictly complied with, approximately $5.0 million would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time. Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.

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

Since we are not profitable, our ability to pay cash dividends will require the availability of adequate surplus. Even if adequate surplus is available to pay cash dividends on our preferred stock, we may not have sufficient cash to pay dividends on the preferred stock or we may choose not to declare the dividends. On January 11, 2013, the Board of Directors declared a quarterly dividend and, on February 1, 2013, paid such dividend to the holders of record of the Preferred Stock as of the close business on January 22, 2013. On April 5, 2013, the Board of Directors declared a quarterly dividend and, on May 1, 2013, paid such dividend to the holders of record of the Preferred Stock as of the close business on April 19, 2013. On July 8, 2013, the Board declared a quarterly dividend and, on August 1, 2013, paid such dividend to the holders of record of the Preferred Stock as of the close business on July 22, 2013.

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

101*

The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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

CYCLACEL PHARMACEUTICALS, INC.

Date: August 14, 2013	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and
Executive Vice President, Finance