Form 10-Q
period 2013-09-30
Cyclacel Pharmaceuticals, Inc.
filed 2013-11-14
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 13, 2013 there were 18,691,718 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CYCLACEL PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In $000s, except share amounts)

	December 31,	September 30,
	2012	2013
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,412	$34,487
Prepaid expenses and other current assets	1,599	2,440
Current assets of discontinued operations	861	792
Total current assets	18,872	37,719
Property, plant and equipment (net)	129	174
Long-term assets of discontinued operations	353	96
Total assets	$19,354	$37,989
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,259	$2,352
Accrued and other current liabilities	5,601	6,284
Economic Rights measured at fair value	1,120	—
Other liabilities measured at fair value	20	20
Current liabilities of discontinued operations	335	322
Total current liabilities	9,335	8,978
Total liabilities	9,335	8,978
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2012 and September 30, 2013; 1,213,142 and 335,273 shares issued and outstanding at December 31, 2012 and September 30, 2013, respectively. Aggregate preference in liquidation of $14,436,390 and $3,989,749 at December 31, 2012 and September 30, 2013, respectively	1	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2012 and September 30, 2013; 8,686,484 and 18,691,718 shares issued and outstanding at December 31, 2012 and September 30, 2013, respectively	9	18
Additional paid-in capital	280,211	315,036
Accumulated other comprehensive income (loss)	48	(172)
Deficit accumulated during the development stage	(270,250)	(285,871)
Total stockholders’ equity	10,019	29,011
Total liabilities and stockholders’ equity	$19,354	$37,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from August 13, 1996 (inception) to September 30,
	2012	2013	2012	2013	2013
Revenues:
Collaboration and research and development revenue	$—	$—	$—	$—	$3,100
Grant revenue	38	309	64	785	4,502
Total revenues	38	309	64	785	7,602
Operating expenses:
Research and development	1,532	4,575	4,596	8,786	201,177
General and administrative	2,028	1,529	5,917	5,999	95,410
Goodwill and intangibles impairment	—	—	—	—	2,747
Other restructuring costs	—	—	—	—	2,634
Total operating expenses	3,560	6,104	10,513	14,785	301,968
Operating loss	(3,522)	(5,795)	(10,449)	(14,000)	(294,366)
Other income (expense):
Costs associated with aborted 2004 IPO	—	—	—	—	(3,550)
Payment under guarantee	—	—	—	—	(1,652)
Non-cash consideration associated with stock purchase agreement	—	—	—	—	(423)
Change in valuation of Economic Rights	(63)	—	27	570	547
Change in valuation of liabilities measured at fair value	1	—	51	—	6,378
Foreign exchange gain (loss)	6	25	237	44	(3,961)
Interest income	5	8	17	12	13,759
Interest expense	—	—	—	—	(4,567)
Other income (expense), net	1	16	77	5,520	5,597
Total other (expense) income	(50)	49	409	6,146	12,128
Loss from continuing operations before taxes	(3,572)	(5,746)	(10,040)	(7,854)	(282,238)
Income tax benefit	419	730	714	1,218	21,013
Net loss from continuing operations	(3,153)	(5,016)	(9,326)	(6,636)	(261,225)
Discontinued operations:
Income (loss) from discontinued operations	1,263	20	904	70	(11,739)
Income tax on discontinued operations	—	(8)	—	(28)	(365)
Net income (loss) from discontinued operations	1,263	12	904	42	(12,104)
Net loss	(1,890)	(5,004)	(8,422)	(6,594)	(273,329)
Dividend on preferred ordinary shares	—	—	—	—	(38,123)
Deemed dividend on convertible exchangeable preferred shares	—	(661)	—	(9,027)	(12,542)
Dividend on convertible exchangeable preferred shares	(182)	(63)	(546)	(248)	(4,633)
Net loss applicable to common shareholders	$(2,072)	$(5,728)	$(8,968)	$(15,869)	(328,627)

Net loss per share, continuing operations — Basic and diluted	$(0.40)	$(0.32)	$(1.20)	$(1.15)
Net income per share, discontinued operations — Basic and diluted	$0.15	$0.00	$0.11	$0.00
Net loss applicable to common shareholders - Basic and diluted	$(0.25)	$(0.32)	$(1.09)	$(1.15)

Weighted average common shares outstanding	8,429,269	17,788,568	8,227,721	13,850,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from August 13, 1996 (inception) to September 30,
	2012	2013	2012	2013	2013
Net loss from continuing operations	$(3,153)	$(5,016)	$(9,326)	$(6,636)	$(261,225)
Net income (loss) from discontinued operations	1,263	12	904	42	(12,104)
Net loss	(1,890)	(5,004)	(8,422)	(6,594)	(273,329)
Translation adjustment	(3,611)	(6,985)	(4,542)	(347)	368
Unrealized foreign exchange gain (loss) on intercompany loans	3,584	6,818	4,536	127	(540)
Comprehensive loss	$(1,917)	$(5,171)	$(8,428)	$(6,814)	$(273,501)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In $000s)
(Unaudited)

	Nine Months Ended September 30,		Period from August 13, 1996 (inception) to September 30,
	2012	2013	2013
Operating activities:
Net loss	$(8,422)	$(6,594)	$(273,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest on notes payable, net of amortization of debt premium	—	—	100
Amortization of investment premiums, net	—	—	(2,297)
Change in valuation of liabilities measured at fair value	(78)	(1,120)	(7,475)
Non-cash consideration associated with stock purchase agreement	—	—	423
Depreciation	45	58	12,673
Amortization of intangible assets	—	—	886
Fixed asset impairment	—	—	221
Unrealized foreign exchange (gains) losses	—	—	7,747
Deferred revenue	—	—	(98)
Compensation for warrants issued to non-employees	—	—	1,215
Gain on sale of patents	—	(5,500)	(5,500)
Shares issued for IP rights	—	—	446
Loss (gain) on disposal of property, plant and equipment	(62)	—	38
Goodwill and intangibles impairment	—	—	7,934
Stock-based compensation	287	244	19,647
Provision for restructuring	—	—	1,779
Amortization of issuance costs of Preferred Ordinary ‘C’ shares	—	—	2,517
Transaction costs on sale of Economic Rights	33	—	33
Gain on termination of distribution agreements	(1,192)	—	(1,192)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	25	(746)	(1,043)
Accounts payable and other current liabilities	(220)	837	(2,708)
Net cash used in operating activities	(9,584)	(12,821)	(237,983)
Investing activities:
Purchase of ALIGN	—	—	(3,763)
Purchase of property, plant and equipment	(12)	(99)	(8,948)
Minimum royalty payments received from termination of ALIGN license agreement	—	264	264
Proceeds from sale of patents	—	5,500	5,500
Proceeds from sale of property, plant and equipment	62	—	225
Purchase of short-term investments on deposit, net of maturities	—	—	(156,657)
Cash proceeds from redemption of short term securities	—	—	162,729
Net cash provided by (used in) investing activities	50	5,665	(650)

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(In $000s)
(Unaudited)

	Nine Months Ended September 30,		Period from August 13, 1996 (inception) to September 30,
	2012	2013	2013
Financing activities:
Payments of capital lease obligations	—	—	(3,719)
Proceeds from issuance of ordinary and preferred ordinary shares, net of issuance costs	—	—	121,678
Proceeds from issuance of common stock and warrants, net of issuance costs	2,886	25,636	121,188
Proceeds from the exercise of stock options and warrants, net of issuance costs	48	—	267
Payment of preferred stock dividend	—	(255)	(2,153)
Repayment of government loan	—	—	(455)
Government loan received	—	—	414
Loan received from Cyclacel Group plc	—	—	9,103
Proceeds of committable loan notes issued from shareholders	—	—	8,883
Loans received from shareholders	—	—	1,645
Cash and cash equivalents assumed on stock purchase of Xcyte	—	—	17,915
Costs associated with stock purchase	—	—	(1,951)
Net cash provided by financing activities	2,934	25,381	272,815
Effect of exchange rate changes on cash and cash equivalents	(12)	(150)	305
Net increase (decrease) in cash and cash equivalents	(6,612)	18,075	34,487
Cash and cash equivalents, beginning of period	24,449	16,412	—
Cash and cash equivalents, end of period	$17,837	$34,487	$34,487

Supplemental cash flow information:
Cash received during the period for:
Interest	10	9	11,765
Taxes	556	970	19,742
Cash paid during the period for:
Interest	—	—	(1,914)
Schedule of non-cash transactions:
Acquisitions of equipment purchased through capital leases	—	—	3,470
Issuance of shares of common stock in connection with license agreements	—	—	592
Issuance of Ordinary shares on conversion of bridging loan	—	—	1,638
Issuance of Preferred Ordinary ‘C’ shares on conversion of secured convertible loan notes and accrued interest	—	—	8,893
Issuance of Ordinary shares in lieu of cash bonus	—	181	345
Issuance of other long term payable on ALIGN acquisition	—	—	1,122

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

The Company has evaluated seliciclib, an oral, highly selective inhibitor of CDK enzymes, in NSCLC and nasopharyngeal cancer (“NPC”). Seliciclib is also to be evaluated in an investigator-initiated Phase 2 study for treatment of rheumatoid arthritis supported by a £1 million (approximately $1.5 million) grant awarded by the United Kingdom’s Medical Research Council.

Our second generation CDK inhibitor, CYC065, is an oral, highly selective inhibitor of CDK enzymes. CYC065 has been shown to have increased anti-proliferative potency and improved pharmaceutical properties compared to seliciclib. Investigational new drug or IND-enabling studies with CYC065 are in progress supported by a £1.2 million (approximately $1.9 million) grant from the UK Government’s Biomedical Catalyst.

In addition to these development programs, the Company has allocated limited resources to other programs allowing the Company to maintain and build on its core competency in cell cycle biology and related drug discovery. These include CYC140, an internally-discovered, potent and selective, orally-available, small molecule inhibitor of PLK1, or polo-like kinase 1. PLKs are kinases active during cell division that target the mitotic phase of the cancer cell cycle. In the Company’s Aurora kinase inhibitor program, CYC116, an internally-discovered, orally-available, small molecule inhibitor of Aurora kinases A and B and Vascular Endothelial Growth Factor Receptor 2, or VEGFR2, has completed a multicenter Phase 1 trial. PLK and Aurora are cancer drug targets discovered by Professor David Glover, the Company’s Chief Scientist.

As a development stage enterprise, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

Capital Resources

The Company’s existing capital resources are expected to be sufficient beyond the completion of the SEAMLESS Phase 3 trial but not sufficient to complete development of other indications or product candidates or to commercialize any of the Company’s product candidates.

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2013, the condensed consolidated statements of operations, comprehensive loss, and cash flows for the three and nine months ended September 30, 2012 and 2013 and the period from August 13, 1996 (inception) to September 30, 2013, and all related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2012 is derived from the audited consolidated financial statements included in the 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the condensed consolidated balance sheet as of September 30, 2013, and the results of operations, comprehensive loss and cash flows for the three and nine months ended September 30, 2012 and 2013, have been made. The interim results for the three months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Cash and Cash Equivalents

Cash equivalents are stated at cost, which is substantially the same as fair value. The Company considers all highly liquid investments with an original maturity of three months or less at the time of initial purchase to be cash equivalents and categorizes such investments as held to maturity. The objectives of the Company’s cash management policy are to safeguard and preserve funds, to maintain liquidity sufficient to meet Cyclacel’s cash flow requirements and to attain a market rate of return. Cash and cash equivalents, comprised of $4.2 million of cash and $30.3 million of cash equivalents, was $34.5 million at September 30, 2013. Cash and cash equivalents, comprised of $12.3 million of cash and $4.1 million of cash equivalents, was $16.4 million at December 31, 2012. Cash equivalents include money market funds and commercial paper.

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

Income tax benefit, net from continuing operations on the consolidated statements of operations of $1.2 million for the nine months ended September 30, 2013 includes $1.2 million of research and development tax credits from the HMRC.

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

Net Income Per Common Share

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

	September 30, 2012	September 30, 2013
Stock options	480,415	487,719
Restricted stock units	40,121	119,248
Convertible preferred stock	73,747	20,381
Contingently issuable common stock and common stock warrants associated with Economic Rights	435,187	—
Common stock warrants	1,973,431	1,591,795
Total shares excluded from calculation	3,002,901	2,219,143

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

The fair value of the Company’s financial assets and liabilities that are measured on a recurring basis were determined using the following inputs as of September 30, 2013 (in $000s):

	Level 1	Level 2	Level 3	Total
ASSETS
Cash equivalents	$30,289	$—	$—	$30,289
Total assets	$30,289	$—	$—	$30,289

LIABILITIES
Financial instrument associated with stock purchase agreement	$—	$—	$—	$—
Other liabilities measured at fair value:
Warrants liability	—	—	—	—
Scottish Enterprise agreement	—	—	20	20
Other liabilities measured at fair value	—	—	20	20
Total liabilities	$—	$—	$20	$20

The following table reconciles the beginning and ending balances of Level 3 inputs for the nine months ended September 30, 2013 (in $000s):

Level 3
Balance as of December 31, 2012	$1,140
Change in valuation of Economic Rights	(570)
Movement of valuation of Economic Rights from Level 3 to Level 2	(550)
Balance as of September 30, 2013	$20

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

The Company has accounted for the right to sell additional shares based on the guidance of ASC 815, Derivative Financial Instruments (“ASC 815”), which requires the instrument to be measured at fair value with changes in fair value reported in earnings. The instrument had minimal fair value at inception and throughout the term of the agreement, as shares sold upon exercise are priced at an amount slightly lower than the fair value at the time of sale.

During the nine months ended September 30, 2013, the Company sold all of the 1,455,787 additional shares of its common stock allowed under the Common Stock Purchase Agreement to Aspire in consideration for aggregate proceeds of $6.6 million. The agreement was terminated on November 14, 2013 and no rights or obligations remain under the agreement.

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

On April 3, 2013, the Company entered into a definitive agreement with Celgene Corporation (“Celgene”) to sell to Celgene four Cyclacel-owned patents related to the use of romidepsin injection, intellectual property to which the Economic Rights relates. In connection with the agreement, Celgene has made to Cyclacel a one-time payment of $5.5 million and the litigation was dismissed. As a result, the holders of the Economic Rights were paid approximately $0.6 million in April 2013 in full satisfaction of the Company’s obligation under Economic Rights. The fair value of this liability was approximately $1.1 million as of December 31, 2012. The $0.6 million decrease in the fair value of the Economic Rights during the nine months ended September 30, 2013 was recognized as a gain in the consolidated statements of operations.

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

Other Liabilities Measured at Fair Value

Warrants Liability

The Company issued warrants to purchase shares of common stock under the registered direct financing completed in February 2007. These warrants are being accounted for as a liability in accordance with ASC 815. At the date of the transaction, the fair value of the warrants of $6.8 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 4.68%, expected volatility — 85%, expected dividend yield — 0%, and a remaining contractual life of 7 years. As of December 31, 2012 and September 30, 2013, the fair value of the warrants was approximately zero based on the high exercise price of the warrants relative to the Company’s stock price at December 31, 2012 and September 30, 2013, respectively, and the remaining term of less than 1 year. The fair value of the warrant is remeasured each reporting period, with a gain or loss recognized in the consolidated statement of operations. Such gains or losses will continue to be reported until the warrants are exercised or expired.

The Company recognized the change in the value of warrants as a gain on the consolidated statement of operations of approximately $1,000 and $51,000 for the three and nine months ended September 30, 2012, respectively. There was no change in the value of warrants for the three and nine months ended September 30, 2013.

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

In addition, should a further reduction below current minimum staff levels be effectuated before July 2014 without SE’s prior consent, the Company may be obligated to pay up to £4 million to SE, which will be calculated as a maximum of £4 million (approximately $6.5 million at December 31, 2012 and September 30, 2013) less the market value of the shares held by SE at the time staffing levels in Scotland fall below the prescribed minimum levels. If the Company were to have reduced staffing levels below the prescribed levels, the amount potentially payable to SE would have been approximately £3.8 million (approximately $6.1 million) and approximately £3.8 million (approximately $6.2 million) at December 31, 2012 and September 30, 2013, respectively.

This arrangement is accounted for as a liability under ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and is measured at fair value. Changes in fair value are recognized in earnings. Due to the nature of the associated contingency and the likelihood of occurrence, the Company has concluded the fair value of this liability was approximately $20,000 at December 31, 2012 and September 30, 2013, respectively. The most significant inputs in estimating the fair value of this liability are the probabilities that staffing levels fall below the prescribed minimum and that the Company is unable or unwilling to replace such employees within the prescribed time period. At both December 31, 2012 and September 30, 2013, the Company used a scenario analysis model to arrive at the fair value of the Scottish Enterprise Agreement and assumed a 30% probability of falling below a minimum staffing level and a 1% probability that the occurrence of such an event would not be cured within the prescribed time period. At each reporting period, the inputs used to determine the fair value of the liability will be evaluated to determine whether adjustments are appropriate. Changes in the value of this liability are recorded in the consolidated statement of operations.

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following is a summary of prepaid expenses and other current assets at December 31, 2012 and September 30, 2013 (in $000s):

	December 31,	September 30,
	2012	2013
Research and development tax credit receivable	$1,033	$1,281
Prepayments	358	337
Grant receivable	—	366
Sales tax receivable	45	249
Deposits	153	153
Other current assets	10	54
	$1,599	$2,440

5.    ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following (in $000s):

	December 31,	September 30,
	2012	2013
Accrued research and development	$3,623	$5,645
Accrued legal and professional fees	1,118	215
Other current liabilities	860	424
	$5,601	$6,284

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three and nine months ended September 30, 2012 and 2013 as shown in the following table (in $000s):

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2013	2012	2013
General and administrative	$59	82	$202	199
Research and development	16	15	49	44
Discontinued operations	1	—	36	—
Stock-based compensation costs before income taxes	$76	$97	$287	$243

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

There were 33,571 and 32,697 options granted during the nine months ended September 30, 2012 and 2013, respectively.

During the nine months ended September 30, 2012, 15,438 options were exercised for proceeds of approximately $48,000. There were no stock options exercised during the nine months ended September 30, 2013.

Outstanding Options

A summary of the share option activity and related information is as follows:

Cyclacel Pharmaceuticals, Inc.	Number of options outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($000)
Options outstanding at December 31, 2012	463,023	$26.61	5.58	$347
Granted	32,697	$3.01
Exercised	—	$—
Cancelled/forfeited	(8,001)	$18.55
Options outstanding at September 30, 2013	487,719	$25.16	5.20	178
Unvested at September 30, 2013	76,885	$6.07	8.56	57
Vested and exercisable at September 30, 2013	410,834	$28.74	4.57	121

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

Restricted Stock Units

The Company issued 12,281 and 85,097 restricted stock units to employees during the nine months ended September 30, 2012 and 2013, respectively. A restricted stock unit grant is accounted for at fair value at the date of grant which is equivalent to the market price of a share of the Company’s common stock, and an expense is recognized over the vesting term. The 2013 restricted stock units will vest upon the fulfillment of certain clinical and financial conditions and will terminate if they have not vested by December 31, 2014. The Company determined that the satisfaction of the vesting criteria was not probable at September 30, 2013 and, as a result, did not record any expense related to these awards for the nine months ended September 30, 2013.

Summarized information for restricted stock unit activity for the nine months ended September 30, 2013 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Value Per Share
Non-vested at December 31, 2012	39,377	$5.34
Granted	85,097	$5.71
Forfeited	(5,226)	$5.00
Non-vested at September 30, 2013	119,248	$5.62

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

Pursuant to the Daiichi Sankyo license under which the Company licenses certain patent rights for sapacitabine, its lead drug candidate, the Company is under an obligation to use reasonable endeavors to develop a product and obtain regulatory approval to sell a product and has agreed to pay Daiichi Sankyo an up-front fee, reimbursement for Daiichi Sankyo’s enumerated expenses, milestone payments and royalties on a country-by-country basis. The up-front fee, Phase 3 entry milestone, and certain past reimbursements have been paid. A further $10.0 million in aggregate milestone payments could be payable subject to achievement of all the specific contractual milestones and the Company’s decision to continue with these projects. Royalties are payable in each country for the term of patent protection in the country or for ten years following the first commercial sale of licensed products in the country, whichever is later. Royalties are payable on net sales. Net sales are defined as the gross amount invoiced by the Company or its affiliates or licensees, less discounts, credits, taxes, shipping and bad debt losses. The agreement extends from its commencement date to the date on which no further amounts are owed under it. If the Company wishes to appoint a third party to develop or commercialize a sapacitabine-based product in Japan, within certain limitations, Daiichi Sankyo must be notified and given a right of first refusal to develop and/or commercialize in Japan. In general, the license may be terminated by the Company for technical, scientific, efficacy, safety, or commercial reasons on nine months’ notice, or twelve months, if after a launch of a sapacitabine-based product, or by either party for material default.

Legal Proceedings

On April 27, 2010, the Company was served with a complaint filed by Celgene Corporation in the United States District Court for the District of Delaware seeking a declaratory judgment that four of the Company’s own patents, claiming certain uses of romidepsin were invalid and not infringed by Celgene’s sale of ISTODAX® (romidepsin for injection). The Company subsequently counterclaimed for infringement of these four patents. On April 3, 2013, the Company entered into a definitive agreement with Celgene to sell to Celgene the four Cyclacel-owned patents related to uses of romidepsin and their foreign counterparts. In connection with the definitive agreement, in April 2013, Celgene made a one-time payment of $5.5 million to Cyclacel. As a result, the litigation between Cyclacel and Celgene in the United States District Court for the District of Delaware, case number 1:10-cv-00348-GMS, was dismissed by virtue of a jointly filed stipulation requesting the Court to enter an Order dismissing the litigation and the entry of such an Order. The $5.5 million sale of patents has been recorded in other income (expense), net, in the consolidated statement of operations for the nine months ended September 30, 2013.

8.   STOCKHOLDERS’ EQUITY

Preferred Stock

As of September 30, 2013, there were 335,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board of Directors (the “Board”) and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10 per share, plus accrued and unpaid dividends.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s shares of common stock at a conversion rate of approximately 0.06079 shares of common stock for each share of Preferred Stock based on a price of $164.50. The Company has reserved 20,381 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at September 30, 2013.

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

Conversion of Convertible Preferred Stock

During the nine months ended September 30, 2013, the Company converted an aggregate of 877,869 shares of Preferred Stock into an aggregate of 1,684,471 shares of the Company’s common stock. The Company converted 85,409 shares of Preferred Stock into 170,818 shares of the Company’s common stock during the three months ended September 30, 2013. There were no conversions of the Company’s Preferred Stock into shares of common stock during the nine months ended September 30, 2012. Since the Company’s transaction with Xcyte Therapies, Inc. in 2006, holders have exchanged 1,711,540 shares of Preferred Stock into common stock as a result of arms-length negotiations between the Company and the other parties. The shares of previously-converted Preferred Stock have been retired, cancelled and restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors as shares of Preferred Stock of one or more series.

The table below provides details of the aggregate activities in 2013:

Nine Months Ended September 30, 2013
Preferred shares exchanged	877,869
Shares of common stock issued:
At stated conversion terms	53,366
Incremental shares issued under the exchange transaction	1,631,105
Total shares of common stock issued	1,684,471

As the Preferred stockholders received additional shares of common stock issued to them upon conversion as compared to what they would have been entitled to receive under the stated rate of exchange, the Company recorded the excess of (1) the fair value of all securities and other consideration transferred to the holders of the Preferred Stock and (2) the fair value of securities issuable pursuant to the original conversion terms as a deemed dividend resulting in an increase in the net loss attributable to common shareholders. Specifically, the Company recorded deemed dividends related to the additional shares issued under the exchange transactions of $0.7 million and $9.0 million for the three and nine months ended September 30, 2013, respectively.

On each of January 11, 2013, April 5, 2013, and July 8, 2013, the Board declared a quarterly cash dividend in the amount of  $0.15 per share on the Company’s Preferred Stock with respect to the fourth quarter of 2012, first quarter of 2013, and second quarter of 2013, respectively. The Company paid the dividends on February 1, 2013, May 1, 2013, and August 1, 2013, respectively.

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

Common Stock Bonus

During the nine months ended September 30, 2013, the Company issued 31,643 shares of common stock with a fair value of approximately $0.2 million to employees in lieu of cash in connection with bonuses recorded for the year ended December 31, 2012. There were no such stock issuances during the nine months ended September 30, 2012 or during the three months ended September 30, 2013.

December 2012 Stock Purchase Agreement

On December 14, 2012, the Company entered into a common stock purchase agreement with Aspire. Upon execution of the Purchase Agreement, Aspire purchased 158,982 shares of common stock for an aggregate purchase price of $1.0 million based the closing price of the Company’s common stock December 13, 2012, the date upon which the business terms were agreed. Under the terms of the Purchase Agreement, Aspire committed to purchase up to an additional 1,455,787 shares from time to time as directed by the Company over the next two years at prices derived from the market prices on or near the date of each sale. However, such commitment is limited to an additional $19.0 million of share purchases. In December 2012, in consideration for entering into the Purchase Agreement, the Company issued 74,548 shares of its common stock to Aspire in lieu of paying a commitment fee. During the nine months ended September 30, 2013, the Company sold all of the additional 1,455,787 shares of its common stock to Aspire allowed under the Purchase Agreement in consideration for aggregate proceeds of $6.6 million. The agreement terminated on November 14, 2013 and no rights or obligations remain under the agreement.

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

The following table summarizes information about warrants outstanding at September 30, 2013:

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

There were no exercises of warrants during the three and nine months ended September 30, 2012 and 2013.

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

Product revenue, cost of goods sold and selling, general and administrative costs related to the promotion and sales of the of Xclair®, Numoisyn® Liquid and Numoisyn® Lozenges have been reclassified from operating results from continuing operations to (loss) income from discontinued operations in the consolidated statement of operations for all periods presented as follows (in $000s):

	Three Months Ended September 30,		Nine months Ended September 30,		Period from August 13, 1996 (inception) to September 30,
	2012	2013	2012	2013	2013
Product revenue	$302	$—	$583	$—	$3,604
Cost of goods sold	(110)	—	(293)	—	(2,045)
Selling, general and administrative	(121)	—	(578)	—	(9,295)
Goodwill and intangible impairment	—	—	—	—	(5,187)
Interest income	—	20	—	70	102
Interest expense	—	—	—	—	(110)
Gain on termination of license agreement	1,192	—	1,192	—	1,192
Income (loss) from discontinued operations	1,263	20	904	70	(11,739)
Income tax on discontinued operations	—	(8)	—	(28)	(365)
Net income (loss) from discontinued operations	$1,263	$12	$904	$42	$(12,104)

The assets and liabilities associated with product promotion and sales have been classified within assets and liabilities of discontinued operations in the accompanying consolidated balance sheets (in $000s):

	December 31, 2012	September 30, 2013

Current assets of discontinued operations:
Short term portion of minimum royalty arrangement receivable, net	$536	$470
Returns indemnification receivable	325	322
Total current assets of discontinued operations	861	792
Long-term assets of discontinued operations:
Long-term portion of minimum royalty arrangement receivable, net	353	96
Total assets of discontinued operations	$1,214	$888

Current liabilities of discontinued operations:
Accounts payable	$10	$—
Returns provision	325	322
Total current liabilities of discontinued operations	$335	$322

The $0.6 million minimum royalty arrangement receivable outstanding as of September 30, 2013, relates to the present value of the remaining portion of the approximately $1.0 million in minimum royalty payments the Company will receive through September 30, 2015 under the terms of the termination and settlement agreement.

The Company offered a right of return on product sales made prior to the termination of the distribution agreements. The Company has estimated a provision for product returns of $0.3 million as of September 30, 2013 based on historical returns for each product, for which an offsetting asset has been recorded based on the terms of the termination and settlement agreement.

10.   SUBSEQUENT EVENTS

Preferred Dividend

On September 10, 2013, the Board declared a quarterly cash dividend in the amount of $0.15 per share of the Preferred Stock. The cash dividend was paid on November 1, 2013 to the holders of record of the Preferred Stock as of the close of business on October 21, 2013.

The Company completed an evaluation of the impact of any subsequent events through the date financial statements were issued and determined there were no other subsequent events requiring disclosure in or adjustment to these financial statements.

Stock Purchase Agreement

From December 14, 2012 through November 14, 2013, the Company sold 1,689,317 shares of common stock to Aspire Capital Fund, LLC, or Aspire, in consideration of gross proceeds of $7.6 million pursuant to the terms of the common stock purchase agreement entered into with Aspire on December 14, 2012. The December 14, 2012 common stock purchase agreement was terminated on November 14, 2013, and, on that day, the Company entered into a new common stock purchase agreement with Aspire (the “Purchase Agreement”).  Upon execution of the Purchase Agreement, Aspire purchased 511,509 shares of common stock for an aggregate purchase price of $2.0 million. Under the terms of the Purchase Agreement, Aspire has committed to purchase up to an additional 3,042,038 shares from time to time as directed by the Company or, in certain instances, as agreed to by both parties, over the next two years at prices derived from the  market prices on or near the date of each sale.  However, such commitment is limited to an additional $18.0 million of share purchases.  In consideration for entering into the Purchase Agreement, concurrent with the execution of the Purchase Agreement, the Company issued 166,105 shares of the Company’s common stock to Aspire in lieu of a commitment fee.

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

From our inception in 1996 through September 30, 2013, we have devoted substantially all our efforts and resources to our research and development activities. We have incurred significant net losses since inception. As of September 30, 2013, our accumulated deficit during the development stage was $285.9 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and pre-clinical drug candidates. Our operating expenses are comprised of research and development expenses and selling, general and administrative expenses.

Subsequent Events

Preferred Stock Dividend

On September 10, 2013, the Board declared a quarterly cash dividend in the amount of $0.15 per share of the Preferred Stock. The cash dividend was paid on November 1, 2013 to the holders of record of the Preferred Stock as of the close of business on October 21, 2013.

Our Common Stock Purchase Agreements with Aspire Capital Fund, LLC

On December 14, 2012, we entered into a common stock purchase agreement with Aspire Capital Fund, LLC, or Aspire Capital.  Pursuant to that agreement, we sold a total of 1,455,787 shares of common stock to Aspire Capital with aggregate gross proceeds to us of approximately $6.6 million. On November 14, 2013 we terminated that agreement and entered into a new stock purchase agreement with Aspire Capital.

The November 14, 2013 common stock purchase agreement with Aspire Capital (the “Purchase Agreement”), provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock over the 24-month term of the agreement.

Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital dated November 14, 2013 (the “Registration Rights Agreement”). The Registration Rights Agreement provides, among other things, that the Company will register the sale of the Purchase Shares to Aspire Capital.  In accordance with the Registration Rights Agreement, the sale of the Purchase Shares to Aspire Capital is being made under the Company’s Registration Statement on Form S-3 (File No. 333-187801), filed with the Securities and Exchange Commission on April 8, 2013, as amended and supplemented from time to time (the “Registration Statement”). The Company further agreed to keep the Registration Statement effective and to indemnify Aspire Capital for certain liabilities in connection with the sale of the Securities under the terms of the Registration Rights Agreement.

As described in more detail below, generally under the Purchase Agreement the Company has two ways it can elect to sell shares of common stock to Aspire Capital on any business day the Company selects: (1) through a regular purchase of up to 100,000 shares at a known price based on the market price of our common stock prior to the time of each sale, and (2) through a VWAP purchase of a number of shares up to 30% of the volume traded on the purchase date at a price equal to the lessor of the closing sale price or 96% of the volume weighted average price for such purchase date.

Under the Purchase Agreement, the Company initially will issue 166,105 shares of its common stock to Aspire Capital in consideration for entering into the Purchase Agreement (the “Commitment Shares”). Immediately upon Commencement (as defined in the Purchase Agreement), the Company will sell 511,509 shares to Aspire Capital for an aggregate purchase price of $2,000,000 (the “Initial Shares”.) After the filing of the prospectus supplement, on any business day on which the closing sale price of the Company’s common stock equals or exceeds $1.00 per share, over the 24-month term of the Purchase Agreement, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”) directing Aspire Capital to purchase up to 100,000 Purchase Shares per business day; however, no sale pursuant to such Purchase Notice may exceed five hundred thousand dollars ($500,000) per business day, unless the Buyer and the Company mutually agree. The Company and Aspire Capital also may mutually agree to increase the number of shares that may be sold per business day to as much as an additional 1,000,000 shares per business day.  The purchase price per Purchase Share pursuant to such Purchase Notice (the “Purchase Price”) is the lower of

(i) the lowest sale price for the Company’s common stock on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the twelve consecutive business days ending on the business day immediately preceding the purchase date of those securities. The applicable Purchase Price will be determined prior to delivery of any Purchase Notice.

In addition, on any date on which the Company submits a Purchase Notice to Aspire Capital in the amount of at least 100,000 Purchase Shares, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of the Company’s common stock equal to a percentage (not to exceed 30%) of the aggregate shares of common stock traded on the next business day (the “VWAP Purchase Date”), subject to a maximum number of shares determined by the Company (the “VWAP Purchase Share Volume Maximum”). The purchase price per Purchase Share pursuant to such VWAP Purchase Notice (the “VWAP Purchase Price”) shall be the lower of (i) the closing sale price on the date of sale and (ii) 96% of the volume weighted average price for the Company’s common stock traded on the Nasdaq Global Market on (A) the VWAP Purchase Date if the aggregate shares to be purchased on that date does not exceed the VWAP Purchase Share Volume Maximum, or (B) the portion of such business day until such time as the aggregate shares to be purchased will equal the VWAP Purchase Share Volume Maximum. Further, if the sale price of the Company’s common stock falls on the VWAP Purchase Date below the greater of (i) 90% of the closing price of our common stock on the business day immediately preceding the VWAP Purchase Date or (ii) the price set by us in the VWAP Purchase Notice (the “VWAP Minimum Price Threshold”), the VWAP Purchase Price will be determined using the percentage in the VWAP Purchase Notice of the total shares traded for such portion of the VWAP Purchase Date prior to the time that the sale price of the Company’s common stock fell below the VWAP Minimum Price Threshold and the volume weighted average price of the common stock sold during such portion of the VWAP Purchase Date prior to the time that the sale price of the common stock fell below the VWAP Minimum Price Threshold.

The number of Purchase Shares covered by, and the timing of, each Purchase Notice or VWAP Purchase Notice are determined by the Company, at its sole discretion. The Company may deliver multiple Purchase Notices and VWAP Purchase Notices to Aspire Capital from time to time during the term of the Purchase Agreement, so long as the most recent purchase has been completed. There are no trading volume requirements or restrictions under the Purchase Agreement. Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases as directed in accordance with the Purchase Agreement.

The Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions. The Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost or penalty. Aspire Capital has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s common stock. The Company did not pay any additional amounts to reimburse or otherwise compensate Aspire Capital in connection with the transaction other than the Commitment Shares. There are no limitations on use of proceeds, financial or business covenants, restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement.

The Company’s net proceeds will depend on the Purchase Price, the VWAP Purchase Price and the frequency of the Company’s sales of Purchase Shares to Aspire Capital; provided, however, that the maximum aggregate proceeds from sales of Purchase Shares, including the Initial Shares, is $20.0 million under the terms of the Purchase Agreement. The Company’s delivery of Purchase Notices and VWAP Purchase Notices will be made subject to market conditions, in light of the Company’s capital needs from time to time and under the limitations contained in the Purchase Agreement. The Company expects to use proceeds from sales of Purchase Shares for general corporate purposes and working capital requirements.

The foregoing description of the Purchase Agreement and the Registration Rights Agreement is not a complete description of all the terms of those agreements. For a complete description of all the terms, we refer you to the full text of the Purchase Agreement and Registration Rights Agreement, copies of which are filed herewith as Exhibit 10.1 and Exhibit 4.1, to this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended September 30, 2012 and 2013

Results of Continuing Operations

Revenues

The following table summarizes the components of our revenues for the three months ended September 30, 2012 and 2013 (all numbers in table are in thousands except percentages):

	Three months ended September 30,		Difference
	2012	2013	$	%
Grant revenue	$38	$309	$271	713

We recognized $38,000 and $0.3 million in grant revenue for the three months ended September 30, 2012 and 2013, respectively, from the European Union and the UK Government’s Biomedical Catalyst.

The future

We expect to recognize approximately $1.1 million in grant revenue over the next two years from the UK Government’s Biomedical Catalyst and approximately $26,000 in grant revenue over the next twelve months from the European Union. We may also recognize, from time to time, revenue from collaboration and research and development and from grant awards. We had no collaboration and research and development revenue for the three months ended September 30, 2012 and 2013.

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

The following table provides information with respect to our research and development expenditures for the three months ended September 30, 2012 and 2013 (all numbers in table are in thousands except percentages):

	Three months ended September 30,		Difference
	2012	2013	$	%
Sapacitabine	$1,424	$4,233	$2,809	197
Other costs related to research and development programs, management and exploratory research	108	342	234	217
Total research and development expenses	$1,532	$4,575	$3,043	199

Total research and development expenses represented 43% and 75% of our operating expenses for the three months ended September 30, 2012 and 2013, respectively.

Research and development expenditures increased by $3.0 million to $4.6 million for the three months ended September 30, 2013 from $1.5 million for the three months ended September 30, 2012. The increase was primarily due to clinical trial and capsule manufacture costs for the SEAMLESS Phase 3 trial.

The future

We will continue to concentrate our resources on the development of sapacitabine. We anticipate that overall research and development expenditures for the year ended December 31, 2013 will increase compared to the year ended December 31, 2012, as we continue to enroll the randomized portion of the SEAMLESS pivotal Phase 3 trial and increase our involvement in grant-supported work.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three months ended September 30, 2012 and 2013 (all numbers in table are in thousands except percentages):

	Three months ended September 30,		Difference
	2012	2013	$	%
Total general and administrative expenses	$2,028	$1,529	$(499)	(25)

Total general and administration expenses represented 57% and 25% of our operating expenses for the three months ended September 30, 2012 and 2013, respectively.

Our general and administrative expenditure decreased by approximately $0.5 million, from $2.0 million for the three months ended September 30, 2012, to $1.5 million for the three months ended September 30, 2013. The decrease in expenses was primarily attributable to a net decrease in compensation and professional costs of approximately $0.4 million.

The future

We expect our general and administrative expenditures for the year ended December 31, 2013 to be lower than our expenditures for the year ended December 31, 2012.

Other income (expense)

The following table summarizes other income (expense) for the three months ended September 30, 2012 and 2013 (all numbers in table are in thousands except percentages):

	Three months ended September 30,		Difference
	2012	2013	$	%
Change in valuation of Economic Rights	$(63)	$—	$63	100
Change in valuation of liabilities measured at fair value	1	—	(1)	(100)
Foreign exchange gains	6	25	19	317
Interest income	5	8	3	60
Other income (expense), net	1	16	15	1,500
Total other (expense) income	$(50)	$49	$99	198

Total other (expense) income increased by approximately $0.1 million, from a loss of approximately $50,000 for the three months ended September 30, 2012, to income of $50,000 for the three months ended September 30, 2013.

Change in valuation of Economic Rights

These Economic Rights were classified as liabilities and marked to market each reporting period until their settlement in April 2013. The change in valuation of Economic Rights decreased approximately $63,000 for the three months ended September 30, 2012. There was no change in the valuation of Economic Rights for the three months ended September 30, 2013 as the Economic Rights were settled by a $0.6 million payment to the holders in April 2013.

Change in valuation of liabilities measured at fair value

The change in valuation of liabilities measured at fair value relates to the warrants to purchase shares of our common stock under the registered direct financing completed in February 2007 and our liability under an agreement with the Scottish Enterprise, or SE, that would potentially require us to make a payment to SE should staffing levels in Scotland fall below prescribed minimum levels. The warrants and agreement are classified as liabilities. The value of the warrants and the SE Agreement are being marked to market each reporting period as a gain or loss. Such gains or losses will continue to be reported for the warrants until they are exercised or expired. Gains or losses on the SE Agreement will be reported until the agreement expires in July 2014. For the three months ended September 30, 2012, the change in the valuation of liabilities measured at fair value was an increase of $1,000. There was no change in the valuation of liabilities measured at fair value for the three months ended September 30, 2013.

Foreign exchange gains

Foreign exchange gains increased by $19,000, from a gain of approximately $6,000 for the three months ended September 30, 2012, to a gain of $25,000 for the three months ended September 30, 2013. Foreign exchange gains (losses) are reported in the consolidated statement of operations as a separate line item within other income (expense).

Other income (expense), net

We recognized approximately $1,000 in other income (expense), net during the three months ended September 30, 2012. We recognized approximately $16,000 in other income (expense), net during the three months ended September 30, 2013.

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

The following table summarizes the income tax benefit for the three months ended September 30, 2012 and 2013 (all numbers in table are in thousands except percentages):

	Three months ended September 30,		Difference
	2012	2013	$	%
Total income tax benefit	$419	$730	$311	74

The total income tax benefit increased approximately $0.3 million to an income tax benefit of $0.7 million for the three months ended September 30, 2013 from an income tax benefit of $0.4 million for the three months ended September 30, 2012. Research and development tax credits recoverable increased by approximately $0.3 million to $0.7 million for the three months ended September 30, 2013 from $0.4 million for the three months ended September 30, 2012. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year. Prior to the third quarter of 2012, these credits were restricted to the payroll taxes paid by us to the HMRC in that year. However, in July 2012, legislation was passed to eliminate this restriction for the year ended December 31, 2012 and subsequent periods. During the three months ended September 30, 2012, we recorded additional tax benefits related to research and development expenditures made in the first two quarters of 2012 as a result of the retroactive application of newly passed legislation.

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

Results of Discontinued Operations

The following table summarizes our net income from discontinued operations for the three months ended September 30, 2012 and 2013 (all numbers in table are in thousands except percentages):

	Three months ended September 30,		Difference
	2012	2013	$	%
Income from discontinued operations	$1,263	$20	$(1,243)	(98)
Income tax on discontinued operations	—	(8)	(8)	—
Net income from discontinued operations	$1,263	$12	$(1,251)	(99)

In August 2012, we entered into a termination and settlement agreement with Sinclair to terminate, effective September 30, 2012, our license to distribute the ALIGN products, after which we no longer generated product revenue. The operating results associated with the ALIGN products are classified within net income (loss) from discontinued operations in the consolidated statements of operations for the three months ended September 30, 2012 and 2013.

The net income from discontinued operations of approximately $12,000 in the three months to September 30, 2013 is the amortization of the discount on the minimum royalty arrangement, net of applicable taxes. Net income from discontinued operations for the three months ended September 30, 2012 was $1.3 million, $1.2 million of which is the gain on termination of the distribution agreements.

The future

We have ceased operations associated with the ALIGN products effective September 30, 2012 and do not expect significant activity going forward. We may earn additional income from discontinued operations over the next three years if certain sales targets are met by a successor distributor according to the termination agreement with Sinclair.

Nine months Ended September 30, 2012 and 2013

Results of Continuing Operations

Revenues

The following table summarizes the components of our revenues for the nine months ended September 30, 2012 and 2013 (all numbers in table are in thousands except percentages):

	Nine months ended September 30,		Difference
	2012	2013	$	%
Grant revenue	$64	$785	$721	1,127

We recognized $0.1 million and $0.8 million in grant revenue for the nine months ended September 30, 2012 and 2013, respectively, from the European Union and the UK Government’s Biomedical Catalyst.

The future

We expect to recognize approximately $1.1 million in grant revenue over the next two years from the UK Government’s Biomedical Catalyst and approximately $26,000 in grant revenue over the next twelve months from the European Union. We may also recognize, from time to time, revenue from collaboration and research and development and from grant awards. We had no collaboration and research and development revenue for the nine months ended September 30, 2012 and 2013.

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

The following table provides information with respect to our research and development expenditures for the nine months ended September 30, 2012 and 2013 (all numbers in table are in thousands except percentages):

	Nine months ended September 30,		Difference
	2012	2013	$	%
Sapacitabine	$4,488	$7,859	$3,371	75
Other costs related to research and development programs, management and exploratory research	108	927	819	758
Total research and development expenses	$4,596	$8,786	$4,190	91

Total research and development expenses represented 44% and 59% of our operating expenses for the nine months ended September 30, 2012 and 2013, respectively.

Research and development expenditures increased by $4.2 million to $8.8 million for the nine months ended September 30, 2013 from $4.6 million for the nine months ended September 30, 2012. The increase was primarily due to clinical trial and capsule manufacture costs for the SEAMLESS Phase 3 trial.

The future

We will continue to concentrate our resources on the development of sapacitabine. We anticipate that overall research and development expenditures for the year ended December 31, 2013 will increase compared to the year ended December 31, 2012, as we continue to enroll the randomized portion of the SEAMLESS pivotal Phase 3 trial and increase our involvement in grant supported work.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the nine months ended September 30, 2012 and 2013 (all numbers in table are in thousands except percentages):

	Nine months ended September 30,		Difference
	2012	2013	$	%
Total general and administrative expenses	$5,917	$5,999	$82	1

Total general and administration expenses represented 56% and 41% of our operating expenses for the nine months ended September 30, 2012 and 2013, respectively.

Our general and administrative expenditure increased by approximately $0.1 million from $5.9 million for the nine months ended September 30, 2012, to $6.0 million for the nine months ended September 30, 2013.

The future

We expect our general and administrative expenditures for the year ended December 31, 2013 to be lower than our expenditures for the year ended December 31, 2012.

Other income (expense)

The following table summarizes other income (expense) for the nine months ended September 30, 2012 and 2013 (all numbers in table are in thousands except percentages):

	Nine months ended September 30,		Difference
	2012	2013	$	%
Change in valuation of Economic Rights	$27	$570	$543	2,011
Change in valuation of liabilities measured at fair value	51	—	(51)	(100)
Foreign exchange gains	237	44	(193)	(81)
Interest income	17	12	(5)	(29)
Other income (expense), net	77	5,520	5,443	7,069
Total other income	$409	$6,146	$5,737	1,403

Total other income increased by approximately $5.7 million, from income of approximately $0.4 million for the nine months ended September 30, 2012, to income of $6.1 million for the nine months ended September 30, 2013. The increase was primarily due to the $5.5 million increase in other income (expense), net as a result of the Celgene settlement.

Change in valuation of Economic Rights

The change in valuation of Economic Rights is related to the Economic Rights sold in connection with the purchase agreement completed in March 2012. These collective rights were classified as liabilities and marked to market each reporting period until their settlement in April 2013. The change in valuation of Economic Rights increased approximately $0.5 million from an approximately $27,000 gain for the nine months ended September 30, 2012 to a $0.6 million gain for the nine months ended September 30, 2013. The valuation of the Economic Rights during the nine months ended September 30, 2013 was estimated based on the actual amount owed and paid to the holders in April 2013 which was $0.6 million.

Change in valuation of liabilities measured at fair value

The change in valuation of liabilities measured at fair value relates to the warrants to purchase shares of our common stock under the registered direct financing completed in February 2007 and our liability under an agreement with the Scottish Enterprise, or SE, that would potentially require us to make a payment to SE should staffing levels in Scotland fall below prescribed minimum levels. The warrants and agreement are classified as liabilities. The value of the warrants and the SE Agreement are being marked to market each reporting period as a gain or loss. Such gains or losses will continue to be reported for the warrants until they are exercised or expired. Gains or losses on the SE Agreement will be reported until the agreement expires in July 2014. For the nine months ended September 30, 2012, the change in the valuation of liabilities measured at fair value was an increase of approximately $0.1 million. There was no change in the valuation of other liabilities measured at fair value for the nine months ended September 30, 2013.

Foreign exchange gains

Foreign exchange gains decreased by $0.2 million, from a gain of $0.2 million for the nine months ended September 30, 2012, to a gain of $44,000 for the nine months ended September 30, 2013. Foreign exchange gains (losses) are reported in the consolidated statement of operations as a separate line item within other income (expense).

Other income (expense), net

We recognized approximately $0.1 million in other income (expense), net during the nine months ended September 30, 2012. We recognized approximately $5.5 million in other income (expense), net during the nine months ended September 30, 2013 as a result of the sale of four Cyclacel-owned patents to Celgene.

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

The following table summarizes the income tax benefit for the nine months ended September 30, 2012 and 2013 (all numbers in table are in thousands except percentages):

	Nine months ended September 30,		Difference
	2012	2013	$	%
Total income tax benefit	$714	$1,218	$504	71

The total income tax benefit increased approximately $0.5 million to $1.2 million for the nine months ended September 30, 2013 from $0.7 million for the nine months ended September 30, 2012. Research and development tax credits recoverable increased by approximately $0.5 million to $1.2 million for the nine months ended September 30, 2013 from $0.7 million for the nine months ended September 30, 2012. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so. The amount of tax credits we will receive is entirely dependent on the amount of eligible expenses we incur. We expect our qualifying research and development expenditure, and thus our tax credit, will increase for the year ended December 31, 2013.

Results of Discontinued Operations

The following table summarizes our net income from discontinued operations for the nine months ended September 30, 2012 and 2013 (all numbers in table are in thousands except percentages):

	Nine months ended September 30,		Difference
	2012	2013	$	%
Income from discontinued operations	$904	$70	$(834)	(92)
Income tax on discontinued operations	—	(28)	(28)	—
Net income from discontinued operations	$904	$42	$(862)	(95)

In August 2012, we entered into a termination and settlement agreement with Sinclair to terminate, effective September 30, 2012, our license to distribute the ALIGN products, after which we no longer generated product revenue. The operating results associated with the ALIGN products are classified within net income (loss) from discontinued operations in the consolidated statements of operations for the nine months ended September 30, 2012 and 2013.

The net income from discontinued operations of approximately $42,000 in the nine months to September 30, 2013 is the amortization of the discount on the minimum royalty arrangement, net of applicable taxes.  Net income from discontinued operations for the nine months ended September 30, 2012 was a gain of $0.9 million, which includes the $1.2 million gain on termination of the distribution agreements, offset by cost of goods sold and selling, general and administrative expenses associated with operations that ceased in September 2012.

The future

We have ceased operations associated with the ALIGN products effective September 30, 2012 and do not expect significant activity going forward. We may earn additional income from discontinued operations over the next three years if certain sales targets are met by a successor distributor according to the termination agreement with Sinclair.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at December 31, 2012 and September 30, 2013 (all numbers in table are in thousands except percentages):

	December 31, 2012	September 30, 2013	$ Difference	% Difference
Cash and cash equivalents	$16,412	$34,487	$18,075	110

Working capital:
Current assets	$18,872	$37,719	$18,847	100
Current liabilities	(9,335)	(8,978)	(357)	(4)
Working capital	$9,537	$28,741	$19,204	201

At September 30, 2013, we had cash and cash equivalents of $34.5 million as compared to $16.4 million at December 31, 2012. The increase in balance was primarily due to $19.0 million in proceeds from the issuance of common stock under an underwriting agreement closed in May 2013.

Since our inception, we have generated a limited amount of product revenues from ALIGN product sales, which are presented within loss from discontinued operations, net of tax. The ALIGN product revenues ceased on September 30, 2012. We have relied primarily on the proceeds from sales of common and preferred equity securities, as well as the exercise of warrants, to finance our operations and internal growth. Additional funding has come through interest on investments, licensing revenue, government grants, the sale of product rights, and research and development tax credits. We have incurred significant losses since our inception. As of September 30, 2013, we had a deficit accumulated during the development stage of $285.9 million.

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

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2012 and 2013, is summarized as follows (all numbers in table are in thousands):

	Nine months ended September 30,
	2012	2013
Net cash used in operating activities	$(9,584)	$(12,821)
Net cash provided by investing activities	$50	$5,665
Net cash provided by financing activities	$2,934	$25,381

Cash flows generated from discontinued operations have been combined with the cash flows from continuing operations within each of the Operating, Investing and Financing activities sections.

Operating activities

Net cash used in operating activities increased by $3.2 million, from $9.6 million for the nine months ended September 30, 2012 to $12.8 million for the nine months ended September 30, 2013. The increase in net cash used in operating activities was primarily the result of an increase in spending on research and development and the timing of payment of professional fees, the expenses related to which were incurred during the year ended December 31, 2012 and paid during the nine months ended September 30, 2013.

Investing activities

Net cash provided by investing activities increased from approximately $0.1 million for the nine months ended September 30, 2012 to approximately $5.7 million for the nine months ended September 30, 2013, primarily as a result of the receipt of $5.5 million from the sale of patents and the receipt of approximately $0.3 million in payments under a minimum royalty arrangement associated with discontinued operations, offset by approximately $0.1 million in purchases of laboratory equipment.

Financing activities

Net cash provided by financing activities was $25.4 million for the nine months ended September 30, 2013, primarily as a result of approximately $19.0 million in proceeds from the issuance of common stock under an underwriting agreement closed in May 2013 and the $6.6 million in proceeds received as a result of the sale of common stock to Aspire.

Net cash provided by financing activities was $2.9 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we completed a sale of stock and Economic Rights for proceeds of approximately $2.9 million, net of certain expenses.

Operating Capital and Capital Expenditure Requirements

To date, we have not generated significant product revenue but have financed our operations and internal growth through private placements, registered direct financings, licensing revenue, collaborations, interest on investments, government grants and research and development tax credits. We have recognized revenues from inception through September 30, 2013, totaling $7.6 million, of which $3.1 million is derived from fees under collaborative agreements and $4.5 million of grant revenue from various United Kingdom government grant awards. We have also recorded $3.6 million from product sales within income (loss) from discontinued operations, although these sales ceased effective September 30, 2012. We have also recognized $21.0 million in research and development tax credits, which are reported as income tax benefits on the consolidated statements of operations, from the United Kingdom’s tax authority, H.M. Revenue & Customs, since inception.

We expect to continue to incur substantial operating losses in the future and cannot guarantee that we will generate any significant product revenues until a product candidate has been approved by the FDA or similar regulatory agencies in other countries and successfully commercialized. We have generated a limited amount of product revenues from ALIGN product sales but these product revenues ceased on September 30, 2012. However, we will receive a total of approximately $1.0 million in quarterly installments through September 2015 as part of a minimum royalty arrangement included in our termination agreement with Sinclair, which will be reported as cash flows provided by (used in) investing activities in our condensed consolidated statements of cash flows.

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

Other Liabilities Measured at Fair Value

Warrants Liability

The accounting guidance on derivatives and hedging requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as equity instruments, assets or liabilities. Under the provisions of this guidance, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no subsequent fair value adjustments are required. We review the classification of the contracts at each balance sheet date. Since we are unable to control all the events or actions necessary to settle the warrants in registered shares, the warrants have been recorded as a current liability at fair value. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statements of operations. We recorded income of approximately $1,000 and $0.1 million for the three and nine months ended September 30, 2012, respectively, to reflect the change in fair value. We did not record any change in fair value for the three and nine months ended September 30, 2013. Fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. We do not expect changes in any of these variables to result in material adjustments to the expense recognized for changes in the valuation of the warrants liability. We do not expect the valuation of the warrants to change based on the exercise price relative to the market price per share of our common stock and the February 2014 expiration.

Scottish Enterprise Agreement

The accounting guidance on distinguishing liabilities and equity requires freestanding financial instruments that meet certain criteria to be accounted for as liabilities and carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. We entered into an agreement with SE in 2009 that would require us to pay SE £4 million (approximately $6.5 million at December 31, 2012 and September 30, 2013, respectively) less the market value of the shares held by SE if staffing levels in Scotland fall below minimum levels stipulated in the Agreement. Due to the nature of the associated contingency and the likelihood of occurrence, we concluded the fair value of this liability was approximately $20,000 at December 31, 2012 and September 30, 2013. The most significant inputs in estimating the fair value of this liability are the probabilities that staffing levels fall below the prescribed minimum levels and that we are unable or unwilling to replace such employees within the prescribed time period. As of December 31, 2012 and September 30, 2013, we concluded the probability of the combination of these events occurring is minimal. We record changes in fair value in the consolidated statement of operations. There were no changes to the fair value for the nine months ended September 30, 2012 and 2013.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of September 30, 2013, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of December 31, 2012 and September 30, 2013, our accumulated deficit was $270.3 million and $285.9 million, respectively. Our net loss was $1.9 million and $5.0 million for the three months ended September 30, 2012 and 2013, respectively, and $8.4 million and $6.6 million for the nine months ended September 30, 2012 and 2013, respectively.  Our net loss applicable to common stockholders from inception through September 30, 2013 was $328.6 million. Our drug candidates are in the mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years, as we continue our research and development of our drug candidates, seek regulatory approvals and commercialize any approved drugs. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.

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

Specifically, an amorphous form of sapacitabine is covered in granted, composition of matter patents that expire in 2014 in the United States and expired in 2012 outside the United States. Sapacitabine is further protected by additional granted, composition of matter patents claiming certain, stable crystalline forms of sapacitabine and their pharmaceutical compositions and therapeutic uses that expire in 2022 (and may be eligible for a Hatch-Waxman term restoration of up to five years, which could extend the expiration date to 2027); United States and European granted patents that expire in 2019, claiming the combination of sapacitabine with hypomethylating agents, including decitabine, which is being tested as one of the arms of the SEAMLESS Phase 3 trial, and a United States granted patent claiming a specified method of administration of sapacitabine with patent exclusivity until July 2030. In early development, amorphous sapacitabine was used. We have used one of the stable, crystalline forms of sapacitabine in nearly all our Phase 1 and in all of our Phase 2 and Phase 3 clinical studies. We have also chosen this form for commercialization. Additional patents and applications claim certain medical uses, combinations, formulations and dosing regimens of sapacitabine which have emerged in our clinical trials, as well as a process for the preparation of sapacitabine.

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

In addition, in the event a third party seeks to acquire our company or acquire control of our company by way of a merger, but the terms of such offer do not provide for our preferred stock to remain outstanding or be converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to our preferred stock, the terms of the Certificate of Designation of our preferred stock provide for an adjustment to the conversion ratio of our preferred stock such that, depending on the terms of any such transaction, preferred stockholders may be entitled, by their terms, to receive up to $10.00 per share in common stock, causing our common stockholders not to receive as favorable a price as the price at which such shares may be trading at the time of any such transaction. As of September 30, 2013, there were 335,273 shares of our preferred stock issued and outstanding. If the transaction were one in which proceeds were received by the Company for distribution to stockholders, and the terms of the Certificate of Designation governing the preferred stock were strictly complied with, approximately $4.0 million would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time. Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.

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

Since we are not profitable, our ability to pay cash dividends will require the availability of adequate surplus. Even if adequate surplus is available to pay cash dividends on our preferred stock, we may not have sufficient cash to pay dividends on the preferred stock or we may choose not to declare the dividends. On January 11, 2013, the Board of Directors declared a quarterly dividend and, on February 1, 2013, paid such dividend to the holders of record of the Preferred Stock as of the close business on January 22, 2013. On April 5, 2013, the Board of Directors declared a quarterly dividend and, on May 1, 2013, paid such dividend to the holders of record of the Preferred Stock as of the close business on April 19, 2013. On July 8, 2013, the Board declared a quarterly dividend and, on August 1, 2013, paid such dividend to the holders of record of the Preferred Stock as of the close business on July 22, 2013.  On September 10, 2013, the Board declared a quarterly cash dividend in the amount of $0.15 per share of the Preferred Stock. The cash dividend was paid on November 1, 2013 to the holders of record of the Preferred Stock as of the close of business on October 21, 2013.

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

If our common or preferred stockholders sell substantial amounts of our stock in the public market, or the market perceives that such sales may occur, the market price of our common and preferred stock could fall. If additional holders of preferred stock elect to convert their shares to shares of common stock at renegotiated prices, such conversion as well as the sale of substantial amounts of our common stock, could cause dilution to existing holders of our common stock, thereby also negatively affecting the price of our common stock. For example, in 2013, we issued an aggregate of 1,684,471 shares of our common stock in exchange for an aggregate of 877,869 shares of our preferred stock in arms-length negotiations between us and the other parties who had approached us to propose the exchanges.

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

On November 14, 2013, we entered into a new Stock Purchase Agreement with Aspire Capital Fund, LLC,  or Aspire, pursuant to which we will require Aspire to purchase up to an aggregate of 3,719,652 shares over the course of 24 months at prices derived from the market prices on or near the date of each sale for aggregated proceeds of $20.0 million. Our management will use its discretion to direct the net proceeds from the sale of those shares. We intend to use all of the net proceeds, together with cash on hand, for general corporate purposes. General corporate purposes may include working capital, capital expenditures, development costs, strategic investments or possible acquisitions. Our management’s judgments may not result in positive returns on your investment and you will not have an opportunity to evaluate the economic, financial or other information upon which our management bases its decisions.

The sale of our common stock to Aspire may cause substantial dilution to our existing stockholders and the sale, actual or anticipated, of the shares of common stock acquired by Aspire could cause the price of our common stock to decline.

We have the right to sell up to $20 million of our shares of common stock to Aspire.  We are obligated to register these shares with the SEC. It is anticipated that these shares will be sold by Aspire over a period of up to approximately 24 months from November 14, 2013, the date we entered into the purchase agreement with Aspire.  Under the rules of the Nasdaq Global Market, in no event may we issue more than 19.99% of our shares outstanding on November 14, 2013 under the purchase agreement (which is approximately 3,719,652 shares based on 18,691,718 shares of common stock outstanding on November 14, 2013), unless we obtain stockholder approval.

Any actual or anticipated sales of shares by Aspire may cause the trading price of our common stock to decline. Additional issuances of shares to Aspire may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by Aspire, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of sales of our shares to Aspire, and the purchase agreement may be terminated by us at any time at our discretion without any penalty or cost to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

The December 14, 2012 Common Stock Purchase Agreement with Aspire Capital Fund, LLC, or Aspire, was terminated on November 14, 2013, and, on that date, we entered into a new stock purchase agreement with Aspire. The new stock purchase agreement provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire is committed to purchase up to an aggregate of $20 million of shares of our common stock over the 24- month term of that agreement. We cannot, however, sell any shares to Aspire under the new stock purchase agreement unless and until we have registered the shares to be sold under that agreement. Information about our agreements with Aspire is contained in Part I, Item 2, which is incorporated in this Part II, Item 5, by this reference.

Item 6. Exhibits

4.1	Registration Rights Agreement, dated as of November 14, 2013, by and between the Company and Aspire Capital Fund, LLC.

10.1	Common Stock Purchase Agreement, dated as of November 14, 2013, by and between the Company and Aspire Capital Fund, LLC.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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

CYCLACEL PHARMACEUTICALS, INC.

Date: November 14, 2013	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and
Executive Vice President, Finance