Form 10-K
period 2013-12-31
Cyclacel Pharmaceuticals, Inc.
filed 2014-03-26
CIK 1130166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K ☒.

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
[Do not check if a smaller reporting company]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), as of June 30, 2013 (based upon the closing sale price of $2.95 of such shares on The NASDAQ Global Market on June 30, 2013) was $51,061,987.

As of March 24, 2014, there were 19,819,332 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of the Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 22, 2014.

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

General

Cyclacel is a pioneer company in the field of cell cycle biology with a vision to improve patient healthcare with orally available innovative medicines. Our goal is to develop and commercialize small molecule drugs that target the various phases of cell cycle control for the treatment of cancer and other serious diseases, particularly those of high unmet medical need.

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

Drug Candidates

The cell cycle, the biological process by which cells progress and divide, lies at the heart of cancer. In normal cells, the cell cycle is controlled by a complex series of signaling pathways by which a cell grows, replicates its DNA and divides. This process also includes mechanisms to ensure errors are corrected, and if not, the cells commit suicide or apoptosis. In cancer, as a result of genetic mutations, this regulatory process malfunctions, resulting in uncontrolled cell proliferation.

We have generated several families of anticancer drugs that act on the cell cycle including sapacitabine, seliciclib, and CYC065. We believe that these drug candidates are differentiated in that they are orally-available and interact with unique target profiles and mechanisms and have the potential to treat multiple cancer indications.

Our lead candidate, sapacitabine, is an orally-available prodrug of CNDAC, which is a novel nucleoside analog, or a compound with a structure similar to a nucleoside. A prodrug is a compound that has a therapeutic effect after it is metabolized within the body. CNDAC has a significantly longer residence time in the blood when it is produced in the body through metabolism of sapacitabine than when it is given directly. Sapacitabine acts through a novel mechanism whereby it interferes with DNA synthesis and repair by causing single-strand DNA breaks (SSBs) which can induce arrest of the cell division cycle at the G2/M checkpoint. During subsequent rounds of replication SSBs are converted to double-strand DNA breaks which may be repaired by the homologous recombination (HRR) pathway, or, if unrepaired, result in cell death. A number of nucleoside drugs, such as gemcitabineand cytarabine, also known as Ara-C, both generic drugs, are in wide use as conventional chemotherapies. Both sapacitabine and its major metabolite, CNDAC, have demonstrated potent anti-tumor activity in both blood and solid tumors in preclinical studies. In a liver metastatic mouse model, sapacitabine was shown to be superior to gemcitabine and fluorouracil, or 5-FU, two widely used nucleoside analogs, in delaying the onset and growth of liver metastasis. We hold the worldwide rights to commercialize sapacitabine, except for Japan, for which Daiichi Sankyo Co., Ltd., or Daiichi Sankyo, has a right of first negotiation.

The U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, have designated sapacitabine as an orphan drug for the treatment of both Acute Myeloid Leukemia, or AML, and Myelodysplastic Syndromes, or MDS.

We are currently evaluating sapacitabine in a Phase 3 study being conducted under a Special Protocol Assessment, or SPA, with the FDA for the front-line treatment of AML in the elderly. We are also exploring sapacitabine in Phase 2 studies for MDS, non-small cell lung cancer, or NSCLC, and chronic lymphocytic leukemia, or CLL and in a Phase 1 study in solid tumors in combination with seliciclib, another of our drug candidates. Sapacitabine has been evaluated in over 900 patients to date.

In our second development program we are evaluating cyclin dependent kinase, or CDK, inhibitors. CDKs are involved in cancer cell growth, metastatic spread and DNA damage repair. Seliciclib, our lead CDK inhibitor, selectively inhibits a spectrum of enzyme targets - CDK2/E, CDK2/A, CDK7 and CDK9 - that are central to the process of cell division and cell cycle control. In breast and lung tumors overexpression of cyclin E is associated with poor prognosis and drug resistance. Resistant breast and lung tumor cell lines overexpressing cyclin E are resensitized to apoptotic cell killing by seliciclib. NSCLC cell lines with Ras-activating mutations, such as KRAS and NRAS, have been found to be sensitive to seliciclib-induced apoptosis. Seliciclib will also be evaluated in an investigator- initiated clinical study to treat rheumatoid arthritis, or RA, supported by an approximately $1.5 million grant from the UK's Medical Research Council. Enabled by the clinical development experience in solid tumors, investigators believe that seliciclib's mechanism of action and oral administration route may be of benefit in treating patients with RA. To date, seliciclib has been evaluated in approximately 450 patients in several Phase 1 and 2 studies and has shown signs of anti-cancer activity. We have retained worldwide rights to commercialize seliciclib. Seliciclib has completed a Phase 2B randomized study in third-line NSCLC and is currently undergoing a study in solid tumors in combination with our own drug candidate, sapacitabine.

Our second generation CDK inhibitor, CYC065, is a highly selective inhibitor of CDKs targeting CDK2, CDK5 and CDK9 enzymes. CYC065 has increased anti-proliferative potency and improved pharmaceutical properties compared to seliciclib. Independent investigators have reported that CYC065 reverses resistance in breast cancer cells that have become resistant to trastuzumab. Investigational new drug (IND)-enabling studies with CYC065 are in progress supported by a $1.9 million grant from the Biomedical Catalyst of the United Kingdom government.

In addition to these development programs, in our polo-like kinase (PLK) inhibitor program, we have discovered CYC140 and other potent and selective small molecule inhibitors of PLK1, a kinase active during cell division, targeting the mitotic phase of the cell cycle. PLK was discovered by Professor David Glover, our Chief Scientist. We have received a grant award of approximately $3.7 million from the Biomedical Catalyst of the United Kingdom government to complete IND-directed preclinical development of CYC140.

We currently retain virtually all marketing rights worldwide to the compounds associated with our drug programs. To optimize our commercial return, we intend to enter into selected partnering arrangements.

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

Oncology Development Programs

We have generated several families of anticancer drugs that act on the cell cycle, including nucleoside analogues, CDK inhibitors, PLK inhibitors and Aurora Kinase/vascular endothelial growth factor, or AK/VEGFR2, inhibitors. In our development programs, we have been an early adopter of biomarker analysis to help evaluate whether our drug candidates are having their intended effect through their assumed mechanisms at different doses and schedules. Biomarkers are proteins or other substances whose presence in the blood can serve as an indicator or marker of diseases. Biomarker data from early clinical trials may also enable us to design subsequent trials more efficiently and to monitor patient compliance with trial protocols. For example, we reported that sapacitabine efficacy is enhanced in tumor cells that are defective in homologous recombination DNA repair. In another example, we reported that sensitivity to our PLK1 inhibitor CYC140 correlated with protein 53, or p53 status, in a panel of esophageal cancer cell lines, which could be used as a predictive biomarker in clinical trials to identify responders. We believe that in the longer term biomarkers may allow the selection of patients more likely to respond to our drugs in clinical trials and increase the benefit to patients.

Although a number of pharmaceutical and biotechnology companies are currently attempting to develop nucleoside analogues, CDK inhibitors, PLK inhibitors and AK and/or VEGFR inhibitor drugs, we believe that our drug candidates, are differentiated in that they are orally-available and demonstrate unique target profiles and mechanisms. For example, we believe that our sapacitabine is the only orally-available nucleoside analogue presently being tested in Phase 3 trials in previously untreated AML and in Phase 2 for high risk MDS.

Research and Development Pipeline

The following table summarizes our currently active clinical and preclinical programs.

Program	Indication	Development Status	Target	Cell Cycle Mechanism

Oncology

Sapacitabine, CYC682	Elderly AML	Phase 3 registration study on-going	DNA polymerase	G2 and S phase

Sapacitabine, CYC682	MDS	Phase 2 randomized trial on-going	DNA polymerase	G2 and S phase

Sapacitabine, CYC682	NSCLC	Phase 2 trial closed to accrual	DNA polymerase	G2 and S phase

Sapacitabine, CYC682	CLL	Phase 2 randomized trial. Investigator-initiated study	DNA polymerase	G2 and S phase

Sapacitabine + Seliciclib	Cancer	Phase 1 trial on-going

CDK inhibitor, Seliciclib, CYC202	NSCLC	Phase 2b randomized trial. Trial closed to accrual	CDK2, 7, 9	G1/S checkpoint and others

Seliciclib, CYC202	NPC	Phase 2 randomized trial. Trial closed to accrual	CDK2, 7, 9	G1/S checkpoint and others

CYC065	Cancer	Preclinical	CDK2, 5, 9	G1/S checkpoint and others

CYC140	Cancer	Preclinical	PLK	G2/M checkpoint

Other therapeutic areas

Seliciclib, CYC202	Autoimmune & Inflammatory Diseases	Phase 2 randomized trial. Investigator-initiated study	CDK	G1/S checkpoint and others

Market opportunity in hematology

Cancer remains a major life-threatening disease in the United States with approximately 3.2 million people afflicted by cancer and approximately 1.4 million new cases of cancer diagnosed every year.

Acute myeloid leukemia is a cancer of the blood cells that progresses rapidly and if not treated, could be fatal in a few months. AML is generally a disease of older people and is uncommon before the age of 40. The average age of a patient with AML is about 67 years. According to the American Cancer Society approximately 44,000 cases of leukemia are diagnosed annually in the United States of which about 15,000 are classified as AML of which about half are elderly aged 70 years or older. Nearly 9,000 deaths are caused by this cancer each year in the United States. A review of The University of Texas MD Anderson Cancer Center’s historical experience with front-line intensive induction chemotherapy for AML patients aged 70 years or older demonstrated that while 45% achieved a complete remission, median overall survival was only 4.6 months and was associated with a 4-week death rate of 26% and a 8-week death rate of 36%.

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

We are currently exploring sapacitabine in both hematological cancers and solid tumors and over 900 patients have received sapacitabine in Phase 1, 2 and 3 studies.

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

The SEAMLESS study is chaired by Hagop M. Kantarjian, M.D., Chairman and Professor, Department of Leukemia, The University of Texas MD Anderson Cancer Center, Houston, Texas. SEAMLESS is a multicenter, randomized, Phase 3 study comparing two treatment arms. In Arm A, sapacitabine is administered in alternating cycles with decitabine and in Arm C decitabine is administered alone. The primary efficacy endpoint is overall survival and the study is designed to demonstrate an improvement in overall survival. Approximately 242 patients per arm, or a total of 485 patients from approximately 100 centers in the United States and Europe, will be enrolled. The SEAMLESS study is designed to have a 90% probability of detecting a 27.5% difference in overall survival and a prespecified interim analysis for futility will be performed and reviewed by the Data Safety Monitoring Board, or DSMB. In addition, the DSMB will periodically convene to review data for safety or efficacy from each approximately 100 patients enrolled.

In November 2013, the DSMB met and recommended that the study should continue as planned after reviewing available data from 212 randomized patients. The DSMB noted that no safety or efficacy concerns were identified. Results from an on-going, multicenter, Phase 1/2 clinical trial examining the safety and efficacy of oral sapacitabine administered sequentially with decitabine, the same treatment regimen as Arm A in SEAMLESS, was reported during a poster session at the 2012 American Society of Hematology, or ASH, Annual Meeting in Atlanta, Georgia. Forty-six patients were treated with alternating cycles of sapacitabine and decitabine. Median age was 77 years (range 70-90). Thirty-three patients (72%) were 75 years or older. Median overall survival was 238 days, or approximately 8 months. The number of patients still alive at 3 months was 38 (83%), at 6 months 30 (65%), at 12 months 16 (35%) and at 18 months 12 (26%). Sixteen patients (35%) survived 1 year or longer. Among 33 patients who were 75 years or older, median overall survival was 263 days, or approximately 9 months, and 1-year survival was 36%. Nineteen patients (41%) responded with 10 complete responses (CRs), 4 partial responses (PRs) and 5 major hematological improvements (HIs). Median time to response was 2 cycles, i.e., one cycle of decitabine and one cycle of sapacitabine (range 1-10). Twenty-seven patients (59%) received 5 or more cycles of treatment. Two dose-limiting toxicities (DLT) were observed (lung infection/sepsis, typhlitis). Thirty-day mortality from all causes was 4%. Sixty-day mortality from all causes was 13% with one death from typhlitis considered to be possibly related to decitabine by investigator assessment.

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

Randomized Phase 2 clinical trial in older patients with MDS as a second-line treatment

In September 2008, we advanced sapacitabine into an open-label, multi-center, randomized Phase 2 trial as a second-line treatment in patients aged 60 or older with intermediate-2 or high-risk MDS after treatment failure of front-line hypomethylating agents, such as azacitidine and/or decitabine. The Phase 2 study randomized 63 patients aged 60 years or older with MDS of intermediate-2 (n=52) or high-risk (n=11) classification by the International Prognostic Scoring System, or IPSS, at study entry to receive sapacitabine every 4 weeks on one of 3 dosing schedules: 200 mg twice daily for 7 days (Arm G), 300 mg once daily for 7 days (Arm H), or 100 mg once daily for 5 days per week for 2 weeks (Arm I). The primary efficacy endpoint of the study is 1-year survival with the objective of identifying a dosing schedule that produces a better 1-year survival rate in the event that all three dosing schedules are active. All patients in the study progressed after receiving azacitidine, decitabine, or both agents. Secondary objectives are to assess the number of patients who have achieved CR or CRp, PR, hematological improvement and their corresponding durations, transfusion requirements, number of hospitalization days and safety.

In December 2013 at the 2013 American Society of Hematology, or ASH, Meeting and Exposition in New Orleans, Louisiana, we announced new, primary endpoint data from an ongoing, open-label, multicenter, randomized Phase 2 trial of oral sapacitabine capsules in older patients with myelodysplastic syndromes after treatment failure of front-line hypomethylating agents, such as azacitidine and/or decitabine. The median overall survival for each arm was approximately 9.7 months for Arm G, 9.7 months for Arm H, and 7.6 months for Arm I. The median overall survival for all three arms was approximately 8.6 months. One-year survival was 38% for Arm G, 24% for Arm H, and 33% for Arm I. Nine patients had responded (2 CRs, 2 CRp, and 5 major HIs): 19% for Arm G, 10% for Arm H and 14% for Arm I and the time to response was one to four cycles. Median number of cycles was three with a range of one to over 23 and 30 patients received four or more cycles. Additionally, 23 patients achieved stable disease lasting longer than 16 weeks. The 30 day mortality from all causes was 5% in each of the three arms and ten patients (approximately 16%) were still alive.

Median survival for patients with intermediate-2 or high-risk disease, as defined by the IPPS, is 4.3 to 5.6 months as reported in literature. Patients with high IPSS scores also have a high probability of experiencing transformation of their MDS into AML, an aggressive form of blood cancer with typically poor survival.

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

Phase 1 clinical trial of sapacitabine and seliciclib in patients with advanced cancers

In an open label Phase 1, single-arm dose escalation study, sapacitabine and seliciclib were administered sequentially in patients with incurable advanced solid tumors unresponsive to conventional treatment or for which no effective therapy exists. Sapacitabine was dosed twice daily for 7 days (Day 1-7) and seliciclib twice daily for 3 days (Day 8-11). One treatment cycle is three weeks. At least 3 patients were enrolled at each escalating dose level. The first tumor imaging study is conducted after 2 cycles of treatment and every 3 cycles thereafter. The primary objective of the study is to determine the maximum tolerated dose, or MTD, and recommended Phase 2 dosing schedule of sapacitabine and seliciclib administered sequentially. The secondary objective was to evaluate the antitumor activity of sequential treatment and to explore the pharmacodynamic effect of this treatment in skin and peripheral blood mononuclear cells. We reported at the 2013 American Society of Clinical Oncology Annual Meeting that 38 patients with incurable solid tumors and adequate organ function have been enrolled in the Phase 1 study, 16 of them found to be BRCA mutation carriers. Sapacitabine was administered twice daily for seven days followed by seliciclib twice daily for three days. Four patients with BRCA-deficient pancreatic, breast or ovarian cancers had confirmed partial responses to the drug combination. Based on available follow-up to date, three patients are experiencing durable partial responses, with the longest lasting more than 78 weeks. Researchers observed stable disease of 12 weeks or more in eight additional patients, including two patients with ovarian and breast cancers who carried BRCA mutations and whose stable disease lasted 64 weeks and 21 weeks, respectively. The maximum tolerated doses were 50 mg sapacitabine twice daily and 1,200 mg seliciclib twice daily. Dose-limiting toxicities included reversible transaminase elevations and neutropenia. Adverse events were mild to moderate in intensity. Results of skin biopsies after treatment showed a 2.3-fold increase in DNA damage induced by sapacitabine, as measured by gamma-H2AX immunohistochemistry. Additional DNA damage occurred after treatment with seliciclib with a 0.58-fold further increase in gamma-H2AX staining.

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

Seliciclib

Although our current clinical development priorities are focused on sapacitabine only, our second drug candidate, seliciclib, is a novel, first-in-class, orally-available, CDK inhibitor. The compound selectively inhibits a spectrum of enzyme targets - CDK2, CDK7 and CDK9 - that are central to the process of cell division and cell cycle control. The target profile of seliciclib is differentiated from the published target profile of other CDK inhibitors. Its selectivity is differentiated by recent publications by independent investigators which showed that seliciclib (i) is more active against NSCLC cells with K-Ras or N-Ras mutations than those with wild type Ras and (ii) overcomes resistance to letrozole in breast cancer cells caused by a particular form of cyclin E in complex with CDK2. Preclinical studies have shown that the drug works by inducing cell apoptosis, or cell suicide, in multiple phases of the cell cycle. To date, seliciclib has been evaluated in approximately 450 patients in several Phase 1 and 2 studies and has shown signs of anti-cancer activity. Additionally, the UK’s Medical Research Council in an investigator initiated clinical study will evaluate whether seliciclib can be repurposed to treat RA in patients who do not respond to existing treatments. Seliciclib may work for RA by targeting proliferating fibroblasts, a different type of approach than conventional RA therapies, and could therefore succeed where these treatments have failed. We have retained worldwide rights to commercialize seliciclib.

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

CYC065

CYC065 is a highly-selective, orally-available, 2nd generation inhibitor of CDK -2, -5 and -9; enzyme complexes that play pivotal roles in cancer cell growth, metastatic spread and DNA damage repair. CYC065 causes apoptotic cell death of cancer cells at sub-micromolar and antitumor efficacy has been achieved in vivo with once a day oral dosing at well tolerated doses. CYC065 has been shown to target key components of leukemogenic and survival pathways in acute leukemias, including the MCL1 anti-apoptotic protein, and also transcription, driven by the rearranged mixed lineage leukemia, or MLL, gene. Strong preclinical data supports expansion into solid tumor indications which overexpress cyclin E or CDK5 such as trastuzumab resistant breast cancer and metastatic pancreatic cancer. CYC065 is currently in IND-directed preclinical development. We received a grant award of approximately $1.9 million from the Biomedical Catalyst of the United Kingdom government to complete investigational new drug (IND)-directed preclinical development of CYC065.

In addition CYC065 was shown to have preclinical efficacy in proliferative kidney disease models (Cyclacel data on file). Cyclacel discovered CYC065 and other novel CDK inhibitors in collaboration with the Cancer Research United Kingdom Centre for Cancer Therapeutics at The Institute of Cancer Research.

PLK inhibitors

In our PLK inhibitor program we have discovered potent and selective small molecule inhibitors of PLK1, a kinase active during cell division, targeting the mitotic phase of the cell cycle. At the 2012 Annual Meeting of the AACR we reported on one of these compounds, CYC140, selected for further preclinical development. In a panel of esophageal cancer cell lines, sensitivity to CYC140 correlated with p53 status. Esophageal cell lines lacking functional p53 showed the greatest sensitivity to CYC140. Short drug exposure times demonstrated differential sensitivity between cancerous esophageal cells versus control, outlining the potential broad therapeutic index for CYC140 in treating esophageal cancers, and in particular those with non-functional p53. Status of p53 could be used as a predictive biomarker in clinical trials to identify responders. PLK was discovered by Professor David Glover, our Chief Scientist. We have received a grant award of approximately $3.7 million from the Biomedical Catalyst of the United Kingdom government to complete IND-directed preclinical development of CYC140.

Aurora kinase inhibitors

Aurora kinases, or AK, are a family of serine/threonine protein kinases discovered by Professor David Glover, our Chief Scientist, which are only expressed in actively dividing cells and are crucial for the process of cell division, or mitosis. These proteins, which have been found to be over-expressed in many types of cancer, have generated significant scientific and commercial interest as cancer drug targets. VEGFR2 is a receptor protein that plays a key regulatory role in the angiogenesis pathway, or blood vessel formation. VEGFR is targeted by recently approved drugs such as bevacizumab and sorafenib indicated for the treatment of several solid cancers, such as breast, colorectal, kidney, liver and lung. At the Annual Meeting of the AACR 2012 we reported that collaborators testing of the activity of CYC3, our novel Aurora Kinase A specific inhibitor, in pancreatic cancer cell lines. They reported that CYC3 suppresses pancreatic cancer cell growth, inducing mitotic arrest and apoptosis. CYC3 was also shown to act synergistically against pancreatic cancer cell lines in combination with paclitaxel at a 10-fold lower dose resulting in comparable anti-proliferative activity to standard paclitaxel dosing. As myelosuppression is associated with paclitaxel administration, the CYC3/low-dose paclitaxel combination was compared with high-dose paclitaxel in an in vitro granulocyte and macrophage assay in which the CYC3/low-dose paclitaxel combination displayed less myelotoxicity. They reported that the combination merits further investigation and has the potential for improved therapeutic index in vivo. In June 2007, we initiated and completed a multicenter Phase 1 pharmacologic clinical trial of CYC116, an orally-available inhibitor of Aurora kinase A and B and VEGFR2, in patients with advanced solid tumors. Further work on this program will be undertaken if we have a sufficient level of resources available to direct to the program. We have retained worldwide rights to commercialize CYC116 and our other Aurora kinase inhibitors.

Non-oncology Programs

Cell Cycle Inhibitors in Autoimmune & Inflammatory Diseases

Preclinical results from several independent investigators suggest that cell cycle inhibitors such as seliciclib and its backup molecules arrest the progress of the cell cycle and may have therapeutic benefit in the treatment of patients with autoimmune and inflammatory diseases as well as in diseases characterized by uncontrolled cell proliferation. Published data indicate potential benefit in graft-versus-host disease, idiopathic pulmonary fibrosis, glomerulonephritis, lupus nephritis, polycystic kidney disease and RA.

Business Strategy

Our operating plan is to focus on the clinical development of sapacitabine, specifically in hematology and the on-going SEAMLESS trial, with selective investment in the advancement of other clinical studies or our other drug candidates. We currently anticipate that our cash and cash equivalents of approximately $31.1 million at December 31, 2013 are sufficient beyond the completion of the SEAMLESS Phase 3 trial but not sufficient to complete development of other indications or product candidates or to commercialize any of the Company’s product candidates.

Focus on the cell cycle and cancer

Our core area of expertise is in cell cycle biology and our scientists include recognized leaders in this field. In addition, our senior management has extensive experience in research, preclinical and clinical development and sales and marketing. Thus, we believe that we are well placed to exploit the significant opportunities that this area offers for new drug discovery and development for the following reasons:

•	The novel, mechanism-targeted cell cycle drugs we are developing are designed to be highly selective in comparison to conventional chemotherapies, potentially inducing death in cancer cells while sparing most normal cells which may give rise to fewer side-effects.

•	We believe that our sapacitabine is the only orally-available nucleoside analogue presently being tested in a Phase 3 trial in previously untreated AML and Phase 2 trial in high risk MDS. We also believe that seliciclib is the most advanced orally-available CDK2 or CDK9 inhibitor currently in Phase 2 trials. We feel that we are well positioned to realize some of the market potential of such drugs.

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

We own 18 patents granted in the United States, 10 granted by the EPO and 40 granted in other countries worldwide. In addition, we have a license or an option to take a license to 52 patents granted worldwide.

We own 10 patent applications pending in the United States, 9 before the EPO, two pending PCT applications in the international application phase, and over 30 pending patent applications in other countries.

No assurances can be given that patents will be issued with respect to the pending applications, nor that the claims will provide equivalent coverage in all jurisdictions. In addition to the pending patent applications referred to above that we own, there are 10 pending patent applications worldwide to which we have a license or an option to take a license.

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

Separately Cyclacel owns an issued United States patent with granted claims to a specified method of administration of sapacitabine, adding to the existing composition of matter patents and supporting market exclusivity out to 2030. Cyclacel also owns patents issued in the United States or in Europe which claim methods of use of sapacitabine with hypomethylating agents, including decitabine, which is being tested as one of the arms of the SEAMLESS Phase 3 trial and with other anticancer drugs such as HDAC inhibitors. with other anticancer drugs including HDAC inhibitors. The license grants us the exclusive right to exploit and sublicense the sapacitabine compound and any other products covered by the patents and patent applications owned by Daiichi Sankyo. The license originally was subject to certain third party rights related to certain countries but the license has been extended and is now worldwide. The license agreement also grants us nonexclusive, sublicensed rights to CNDAC, both a precursor compound and initial metabolite of sapacitabine.

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

A large number of drug candidates are in development for the treatment of leukemia and lymphomas, MDS, breast, lung, and nasopharyngeal cancer. Several pharmaceutical and biotechnology companies have nucleoside analogs or other products on the market or in clinical trials which may be competitive to sapacitabine in both hematology and oncology indications. These include Ambit, Astra-Zeneca, Baxter, Boehringer Ingelheim, Celator, Celgene, Eisai, Lilly, GlaxoSmithKline, Hospira, Johnson & Johnson, Onconova, Otsuka, Sanofi, Sunesis and Teva. Several pharmaceutical and biotechnology companies have CDK inhibitors in clinical trials including Bayer, Lilly, Merck, Nerviano Medical Sciences, Novartis, Otsuka, Pfizer, Piramal, Sanofi, Tolero and Tragara. Several companies are pursuing discovery and research activities in each of the other areas that are the subject of our research and drug development programs. We believe that Amgen, AstraZeneca, Entremed, Merck, Nerviano Medical Sciences, Otsuka, Pfizer, Rigel, Sunesis and Takeda-Millennium have commenced clinical trials of Aurora kinase inhibitors for hemato-oncology indications. We believe that Boehringer Ingelheim, GlaxoSmithKline, Merck, Nerviano Medical Sciences, Takeda-Millennium and Tekmira have commenced clinical trials with PLK inhibitor candidates for hemato-oncology indications.

Legal Proceedings

From time to time, we may be involved in routine litigation incidental to the conduct of our business. On April 27, 2010, we were served with a complaint filed by Celgene Corporation in the United States District Court for the District of Delaware seeking a declaratory judgment that four of our own patents, claiming certain uses of romidepsin were invalid and not infringed by Celgene’s sale of ISTODAX® (romidepsin for injection). We subsequently counterclaimed for infringement of these four patents. On April 3, 2013, we entered into a definitive agreement with Celgene to sell to Celgene the four owned patents related to uses of romidepsin and their foreign counterparts. In connection with the definitive agreement, Celgene has made a one-time payment of $5.5 million to us. As a result, the litigation between us and Celgene in the United States District Court for the District of Delaware was dismissed.

Employees

As of March 24, 2014, we had 18 full-time employees. We believe we have been successful in attracting skilled and experienced management and scientific personnel. Our employees are not represented by any collective bargaining agreements, and management considers relations with our employees to be good.

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

Item 1A. Risk Factors

In analyzing our company, you should consider carefully the following risk factors, together with all of the other information included in this Annual Report on Form 10-K. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report on Form 10-K. Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our company. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

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

Clinical trials are expensive, complex, can take many years to conduct and may have uncertain outcomes. We estimate that clinical trials of our most advanced drug candidates may be required to continue beyond our available funding and may take several more years to complete. The designs used in some of our trials have not been used widely by other pharmaceutical companies. Failure can occur at any stage of the testing and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of our current or future drug candidates, including but not limited to:

•	delays in securing clinical investigators or trial sites for our clinical trials;

•	delays in obtaining IRB and other regulatory approvals to commence a clinical trial;

•	slower than anticipated rates of patient recruitment and enrollment, or not reaching the targeted number of patients because of competition for patients from other trials, or if there is limited or no availability of coverage, reimbursement and adequate payment from health maintenance organizations and other third party payors for the use of agents used in our clinical trials, such as decitabine in SEAMLESS, or other reasons;

•	negative or inconclusive results from clinical trials;

•	unforeseen safety issues;

•	uncertain dosing issues that may or may not be related to suboptimal pharmacokinetic and pharmacodynamics behaviors;

•	approval and introduction of new therapies or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications obsolete;

•	inability to monitor patients adequately during or after treatment or problems with investigator or patient compliance with the trial protocols;

•	inability to replicate in large controlled studies safety and efficacy data obtained from a limited number of patients in uncontrolled trials;

•	inability or unwillingness of medical investigators to follow our clinical protocols; and

•	unavailability of clinical trial supplies.

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

Even if our product candidates receive regulatory approval, we may still face future development and regulatory difficulties.

Our product candidates, if approved, will also be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. In addition, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA and other regulatory requirements and requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to the FDA’s Current Good Manufacturing Practice, or cGMP. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and other regulatory agencies and to comply with certain requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. Accordingly, we may not promote our approved products, if any, for indications or uses for which they are not approved.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, it may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, the FDA and other regulatory agencies may:

•	issue warning letters;

•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

•	require us or our collaborators to enter into a consent decree or permanent injunction, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•	impose other administrative or judicial civil or criminal penalties;

•	withdraw regulatory approval;

•	refuse to approve pending applications or supplements to approved applications filed by us or our potential future collaborators;
•	impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products.

Even if we successfully complete the clinical trials of one or more of our product candidates, the product candidates may fail for other reasons.

Even if we successfully complete the clinical trials for one or more of our product candidates, the product candidates may fail for other reasons, including the possibility that the product candidates will:

•	fail to receive the regulatory approvals required to market them as drugs;

•	be subject to proprietary rights held by others requiring the negotiation of a license agreement prior to marketing;

•	be difficult or expensive to manufacture on a commercial scale;

•	have adverse side effects that make their use less desirable; or

•	fail to compete with product candidates or other treatments commercialized by our competitors.

If we are unable to receive the required regulatory approvals, secure our intellectual property rights, minimize the incidence of any adverse side effects or fail to compete with our competitors’ products, our business, financial condition, and results of operations could be materially and adversely affected.

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

If our drug candidates are approved, or approved together with another agent such as Dacogen® (decitabine) in SEAMLESS, by the FDA or by another regulatory authority, the resulting drugs, if any, must still gain market acceptance among physicians, healthcare providers and payors, patients and the medical community. The degree of market acceptance of any of our approved drugs will depend on a variety of factors, including:

•	timing of market introduction, number and clinical profile of competitive drugs;

•	our ability to provide acceptable evidence of safety and efficacy;

•	relative convenience and ease of administration;

•	pricing and cost-effectiveness, which may be subject to regulatory control;

•	availability of coverage, reimbursement and adequate payment from health maintenance organizations and other third party payors; and

•	prevalence and severity of adverse side effects; and other potential advantages over alternative treatment methods.

If any product candidate that we develop does not provide a treatment regimen that is at least as beneficial as the current standard of care or otherwise does not provide some additional patient benefit over the current standard of care, that product will not achieve market acceptance and we will not generate sufficient revenues to achieve profitability.

If our drug candidates or distribution partners’ products fail to achieve market acceptance, we may not be able to generate significant revenue and our business would suffer.

Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance. If there is not sufficient reimbursement for our products, it is less likely that they will be widely used. Market acceptance and sales of our product candidates that we develop, if approved, will depend on reimbursement policies, and may be affected by future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. We cannot be certain that reimbursement will be available for our product candidates that we develop. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, our products. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize any of our product candidates.

Our business may be affected by the efforts of government and third-party payors to contain or reduce the cost of healthcare through various means. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010, referred to jointly as ACA, enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry. With regard to pharmaceutical products, among other things, ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program.

Although most of ACA has withstood court challenges, there are ongoing Congressional efforts to repeal ACA. This adds to the uncertainty of the legislative changes enacted as part of ACA, and we cannot predict the impact that ACA or any other legislative or regulatory proposals will have on our business. Regardless of whether or not ACA is overturned or repealed, we expect both government and private health plans to continue to require healthcare providers, including healthcare providers that may one day purchase our products, to contain costs and demonstrate the value of the therapies they provide.

The United States and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect to experience pricing pressures in connection with the sale of products that we develop, due to the trend toward cost containment and additional legislative proposals.

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

If we market products in a manner that violates healthcare fraud and abuse laws, or if we violate government price reporting laws, we may be subject to civil or criminal penalties.

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal healthcare laws, commonly referred to as “fraud and abuse” laws, have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. Other jurisdictions, such as Europe, have similar laws. These laws include false claims and anti-kickback statutes. If we market our products and our products are paid for by governmental programs, it is possible that some of our business activities could be subject to challenge under one or more of these laws.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service covered by Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers or formulary managers, on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Most states also have statutes or regulations similar to the federal anti-kickback law and federal false claims laws, which apply to items and services covered by Medicaid and other state programs, or, in several states, apply regardless of the payor. Administrative, civil and criminal sanctions may be imposed under these federal and state laws.

Over the past few years, a number of pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of promotional and marketing activities, such as: providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates.

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for a product candidate and may have to limit its commercialization.

The use of our product candidates in clinical trials and the sale of any products for which we may obtain marketing approval expose us to the risk of product liability claims. Product liability claims may be brought against us or our collaborators by participants enrolled in our clinical trials, patients, health care providers or others using, administering or selling our products. If we cannot successfully defend ourselves against any such claims, we would incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

•	withdrawal of clinical trial participants;

•	termination of clinical trial sites or entire trial programs;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	decreased demand for our product candidates and loss of revenues;

•	impairment of our business reputation;

•	diversion of management and scientific resources from our business operations; and

•	the inability to commercialize our product candidates.

We have obtained limited product liability insurance coverage for our clinical trials in the United States and in selected other jurisdictions where we are conducting clinical trials. Our product liability insurance coverage for clinical trials in the United States is currently limited to an aggregate of $5.0 million and outside of the United States we have coverage for lesser amounts that vary by country. As such, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash resources and adversely affect our business.

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

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of December 31, 2012 and 2013, our accumulated deficit was $270.3 million and $289.4 million, respectively. Our net loss was $15.2 million, $13.2 million, and $10.2 million for the years ended December 31, 2011, 2012 and 2013, respectively. Our net loss applicable to common stockholders from inception through December 31, 2013 was $332.2 million. Our drug candidates are in the mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years, as we continue our research and development of our drug candidates, seek regulatory approvals and commercialize any approved drugs. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.

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

Our insurance policies are expensive and only protect us from some business risks, which will leave us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include property, general liability, employment benefits liability, workers’ compensation, products liability and clinical trials (U.S and foreign), and directors’ and officers’, employment practices and fiduciary liability insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations.

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

Sapacitabine is protected by granted, composition of matter patents claiming certain, stable crystalline forms of sapacitabine and their pharmaceutical compositions and therapeutic uses that expire in 2022 (and may be eligible for a Hatch-Waxman term restoration of up to five years, which could extend the expiration date to 2027); United States and European granted patents that expire in 2029, claiming the combination of sapacitabine with hypomethylating agents, including decitabine, which is being tested as the active arm in the SEAMLESS Phase 3 trial, and a United States granted patent claiming a specified method of administration of sapacitabine with patent exclusivity until July 2030. An amorphous form of sapacitabine is covered in granted, composition of matter patents that expire in 2014 in the United States and expired in 2012 outside of the United States. The amorphous sapacitabine form was used in early Phase 1 clinical trials. We have used one of the stable, crystalline forms of sapacitabine in nearly all our Phase 1 and all our Phase 2 and Phase 3 clinical studies. We have also chosen this crystalline form for commercialization. Additional patents and applications claim certain medical uses, combinations, formulations and dosing regimens of sapacitabine which have emerged in our clinical trials, as well as a process for the preparation of sapacitabine.

Seliciclib is protected by granted, composition of matter patents that expire in 2016. Additional patents and applications claim certain medical uses of seliciclib, including combination use with sapacitabine, which have emerged in our preclinical research and clinical trials. The latest to expire of the granted patents expires in 2028. Failure to obtain, maintain or extend the patents could adversely affect our business. We will only be able to protect our drug candidates and our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

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

Even if patents are issued regarding our drug candidates or methods of using them, those patents can be challenged by our competitors who may argue such patents are invalid and/or unenforceable. Patents also will not protect our drug candidates if competitors devise ways of making or using these product candidates without legally infringing our patents. The FDA and FDA regulations and policies and equivalents in other jurisdictions provide incentives to manufacturers to challenge patent validity or create modified, non-infringing versions of a drug in order to facilitate the approval of abbreviated new drug applications for generic substitutes. These same types of incentives encourage manufacturers to submit NDAs that rely on literature and clinical data not prepared for or by the drug sponsor.

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

If we do not obtain protection under the Hatch-Waxman Act and similar legislation outside of the United States by extending the patent terms and obtaining data exclusivity for our product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of sapacitabine and our other product candidates, if any, one or more of our United States patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because, for example, of failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than what we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could limit our ability to compete.

Because we operate in the highly technical field of drug discovery and development of small molecule drugs, we rely in part on trade secret protection in order to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. These agreements also generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

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

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

If we choose to go to court to stop another party from using the inventions claimed in any patents we obtain, that individual or company has the right to ask the court to rule that such patents are invalid or should not be enforced against that third party. These lawsuits are expensive and would consume time and resources and divert the attention of managerial and scientific personnel even if we were successful in stopping the infringement of such patents. In addition, there is a risk that the court will decide that such patents are not valid and that we do not have the right to stop the other party from using the inventions.

There is also a risk that, even if the validity of such patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to such patents. In addition, the United States Supreme Court has recently modified some tests used by the United States Patent and Trademark Office, or USPTO, in granting patents over the past 20 years, which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm and rely on our outside counsel to pay these fees due to non-United States patent agencies. The USPTO and various non-United States governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

The patent applications of pharmaceutical and biotechnology companies involve highly complex legal and factual questions, which, if determined adversely to us, could negatively impact our patent position.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. The U.S. Patent and Trademark Office’s, or USPTO’s, standards are uncertain and could change in the future. Consequently, the issuance and scope of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, and U.S. patents may be subject to reexamination proceedings in the USPTO (and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office), which proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. Similarly, opposition or invalidity proceedings could result in loss of rights or reduction in the scope of one or more claims of a patent in foreign jurisdictions. In addition, such interference, reexamination and opposition proceedings may be costly. Accordingly, rights under any issued patents may not provide us with sufficient protection against competitive products or processes.

In addition, changes in or different interpretations of patent laws in the United States and foreign countries may permit others to use our discoveries or to develop and commercialize our technology and products without providing any compensation to us or may limit the number of patents or claims we can obtain. In particular, there have been proposals to shorten the exclusivity periods available under U.S. patent law that, if adopted, could substantially harm our business. The product candidates that we are developing are protected by intellectual property rights, including patents and patent applications. If any of our product candidates becomes a marketable product, we will rely on our exclusivity under patents to sell the compound and recoup our investments in the research and development of the compound. If the exclusivity period for patents is shortened, then our ability to generate revenues without competition will be reduced and our business could be materially adversely impacted. The laws of some countries do not protect intellectual property rights to the same extent as U.S. laws, and those countries may lack adequate rules and procedures for defending our intellectual property rights. For example, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans and, in these countries, patent protection may not be available at all to protect our product candidates. In addition, U.S. patent laws may change, which could prevent or limit us from filing patent applications or patent claims to protect our products and/or technologies or limit the exclusivity periods that are available to patent holders. For example, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was recently signed into law and includes a number of significant changes to U.S. patent law. These include changes to transition from a “first-to-invent” system to a “first-to-file” system and to the way issued patents are challenged. These changes may favor larger and more established companies that have more resources to devote to patent application filing and prosecution. The USPTO has been in the process of implementing regulations and procedures to administer the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act may affect our ability to obtain, enforce or defend our patents. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend our issued patents.

If we fail to obtain and maintain patent protection and trade secret protection of our product candidates, proprietary technologies and their uses, we could lose our competitive advantage and competition we face would increase, reducing our potential revenues and adversely affecting our ability to attain or maintain profitability.

Risks Related to Securities Regulations and Investment in Our Securities

Failure to achieve and maintain internal controls in accordance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

If we fail to maintain our internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed. We have concluded that our internal control over financial reporting was effective as of December 31, 2013.

We incur increased costs and management resources as a result of being a public company, and we may fail to comply with public company obligations.

As a public company, we face and will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that we would not incur as a private company. Compliance with the Sarbanes Oxley Act of 2002, as well as other rules of the SEC, the Public Company Accounting Oversight Board and the NASDAQ Global Market resulted in a significant initial cost to us as well as an ongoing compliance cost. As a public company, we are subject to Section 404 of the Sarbanes Oxley Act relating to internal control over financial reporting. We have completed a formal process to evaluate our internal controls for purposes of Section 404, and we concluded that as of December 31, 2013, our internal control over financial reporting was effective. As our business grows and changes, there can be no assurances that we can maintain the effectiveness of our internal controls over financial reporting. In addition, our independent certified public accounting firm has not provided an opinion on the effectiveness of our internal controls over financial reporting for the year ended December 31, 2013 because we are a smaller reporting company. In the event our independent auditor is required to provide an opinion on such controls in the future, there is a risk that the auditor would conclude that such controls are ineffective.

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

An active public market for our common stock has not developed. Our stock can trade in small volumes which may make the price of our stock highly volatile. The last reported price of our stock may not represent the price at which you would be able to buy or sell the stock. The market prices for securities of companies comparable to us have been highly volatile. Often, these stocks have experienced significant price and volume fluctuations for reasons that are both related and unrelated to the operating performance of the individual companies. In addition, the stock market as a whole and biotechnology and other life science stocks in particular have experienced significant recent volatility. Like our common stock, these stocks have experienced significant price and volume fluctuations for reasons unrelated to the operating performance of the individual companies. Factors giving rise to this volatility may include

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

In addition, in the event a third party seeks to acquire our company or acquire control of our company by way of a merger, but the terms of such offer do not provide for our preferred stock to remain outstanding or be converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to our preferred stock, the terms of the Certificate of Designation of our preferred stock provide for an adjustment to the conversion ratio of our preferred stock such that, depending on the terms of any such transaction, preferred stockholders may be entitled, by their terms, to receive up to $10.00 per share in common stock, causing our common stockholders not to receive as favorable a price as the price at which such shares may be trading at the time of any such transaction. As of December 31, 2013, there were 335,273 shares of our preferred stock issued and outstanding. If the transaction were one in which proceeds were received by the Company for distribution to stockholders, and the terms of the Certificate of Designation governing the preferred stock were strictly complied with, approximately $4.0 million would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time. Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.

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

Our common and preferred stock may experience extreme price and volume fluctuations, which could lead to costly litigation for us and make an investment in us less appealing.

The market price of our common and preferred stock may fluctuate substantially due to a variety of factors, including:

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

If we automatically convert the preferred stock, there is a substantial risk of fluctuation in the price of our common stock from the date we elect to automatically convert to the conversion date.

We may automatically convert the preferred stock into common stock if the closing price of our common stock exceeds $246.75. There is a risk of fluctuation in the price of our common stock between the time when we may first elect to automatically convert the preferred and the automatic conversion date.

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

We have the right to sell up to $20.0 million of our shares of common stock to Aspire. We are obligated to register these shares with the SEC. It is anticipated that these shares will be sold by Aspire over a period of up to approximately 24 months from November 14, 2013, the date we entered into the purchase agreement with Aspire. Under the rules of the Nasdaq Global Market, in no event may we issue more than 19.99% of our shares outstanding on November 14, 2013 under the purchase agreement (which is approximately 3,719,652 shares based on 18,691,718 shares of common stock outstanding on November 14, 2013), unless we obtain stockholder approval.

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

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful stockholder claims against us and may reduce the amount of money available to us.

As permitted by Section 102(b)(7) of the Delaware General Corporation Law, our restated certificate of incorporation limits the liability of our directors to the fullest extent permitted by law. In addition, as permitted by Section 145 of the Delaware General Corporation Law, our restated certificate of incorporation and restated bylaws provide that we shall indemnify, to the fullest extent authorized by the Delaware General Corporation Law, each person who is involved in any litigation or other proceeding because such person is or was a director or officer of our company or is or was serving as an officer or director of another entity at our request, against all expense, loss or liability reasonably incurred or suffered in connection therewith. Our restated certificate of incorporation provides that the right to indemnification includes the right to be paid expenses incurred in defending any proceeding in advance of its final disposition, provided, however, that such advance payment will only be made upon delivery to us of an undertaking, by or on behalf of the director or officer, to repay all amounts so advanced if it is ultimately determined that such director is not entitled to indemnification.

If we do not pay a proper claim for indemnification in full within 60 days after we receive a written claim for such indemnification, except in the case of a claim for an advancement of expenses, in which case such period is 20 days, our restated certificate of incorporation and our restated bylaws authorize the claimant to bring an action against us and prescribe what constitutes a defense to such action.

Section 145 of the Delaware General Corporation Law permits a corporation to indemnify any director or officer of the corporation against expenses (including attorney’s fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with any action, suit or proceeding brought by reason of the fact that such person is or was a director or officer of the corporation, if such person acted in good faith and in a manner that he reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, if he or she had no reason to believe his or her conduct was unlawful. In a derivative action, (i.e., one brought by or on behalf of the corporation), indemnification may be provided only for expenses actually and reasonably incurred by any director or officer in connection with the defense or settlement of such an action or suit if such person acted in good faith and in a manner that he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, except that no indemnification shall be provided if such person shall have been adjudged to be liable to the corporation, unless and only to the extent that the court in which the action or suit was brought shall determine that the defendant is fairly and reasonably entitled to indemnity for such expenses despite such adjudication of liability.

The rights conferred in the restated certificate of incorporation and the restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons. We have entered into indemnification agreements with each of our officers and directors.

The above limitations on liability and our indemnification obligations limit the personal liability of our directors and officers for monetary damages for breach of their fiduciary duty as directors by shifting the burden of such losses and expenses to us. Although we obtained coverage under our directors’ and officers’ liability insurance, certain liabilities or expenses covered by our indemnification obligations may not be covered by such insurance or the coverage limitation amounts may be exceeded. As a result, we may need to use a significant amount of our funds to satisfy our indemnification obligations, which could severely harm our business and financial condition and limit the funds available to stockholders who may choose to bring a claim against our company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters in Berkeley Heights, New Jersey and we have a research and development facility in Dundee, Scotland. We believe that our existing facilities are adequate to accommodate our business needs.

Item 3. Legal Proceedings

From time to time, we may be involved in routine litigation incidental to the conduct of our business. On April 27, 2010, we were served with a complaint filed by Celgene Corporation in the United States District Court for the District of Delaware seeking a declaratory judgment that four of our own patents, claiming certain uses of romidepsin were invalid and not infringed by Celgene’s sale of ISTODAX® (romidepsin for injection). We subsequently counterclaimed for infringement of these four patents. On April 3, 2013, we entered into a definitive agreement with Celgene to sell to Celgene the four owned patents related to uses of romidepsin and their foreign counterparts. In connection with the definitive agreement, Celgene has made a one-time payment of $5.5 million to us. As a result, the litigation between us and Celgene in the United States District Court for the District of Delaware was dismissed.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Global Market, or NASDAQ, under the symbol “CYCC”. Our preferred stock currently trades on NASDAQ under the symbol “CYCCP”. The following table summarizes, for the periods indicated, the high and low sales prices for the common stock as reported by NASDAQ:

	High	Low
2013
Quarter ended March 31, 2013	$6.26	$5.01
Quarter ended June 30, 2013	$5.65	$2.78
Quarter ended September 30, 2013	$5.50	$2.75
Quarter ended December 31, 2013	$5.25	$3.26
2012
Quarter ended March 31, 2012	$5.60	$3.36
Quarter ended June 30, 2012	$5.39	$2.73
Quarter ended September 30, 2012	$6.23	$3.08
Quarter ended December 31, 2012	$8.18	$4.30

Holders of Common Stock

On March 24, 2014, we had approximately 64 registered holders of record of our 19,819,332 shares ofcommon stock outstanding. On March 24, 2014, the closing sale price of our common stock as reported by NASDAQ was $3.75 per share.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This report contains certain statements that may be deemed ‘forward-looking statements’ within the meaning of United States securities laws. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Certain factors that could cause results to differ materially from those projected or implied in the forward looking statements are set forth in this Annual Report on Form 10-K for the year ended December 31, 2013 under the caption “Item 1A — Risk factors”.

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

Overview

During 2013, we continued to progress with the clinical development of sapacitabine in AML, MDS and solid tumors. We were also able to progress our early pipeline through the support of government funding and investigator-initiated studies. The overview below describes our 2013 milestones and accomplishments in drug development, corporate developments and key business objectives for 2014:

Drug Development

Sapacitabine in AML

In our SEAMLESS, Phase 3, registration-directed study of sapacitabine in elderly patients with newly diagnosed AML, our lead indication, we have surpassed 50% enrollment and expect to at least double enrolling sites by expanding the study into Europe. In addition, the independent Data Safety Monitoring Board, or DSMB, performed the third periodic safety review and recommended that the study should continue as planned after reviewing available data from 212 randomized patients. The DSMB noted that no safety or efficacy concerns were identified. SEAMLESS is being conducted under a Special Protocol Assessment, or SPA, agreement with the FDA.

Sapacitabine in MDS

Primary endpoint data from an ongoing, open-label, multicenter, randomized Phase 2 trial of sapacitabine in older patients with MDS after treatment failure of front-line hypomethylating agents, such as azacitidine and/or decitabine were reported during the 2013 ASH Meeting and Exposition held in New Orleans, Louisiana. The seven day dose regimen (Arm G) appears to be a better schedule among the three tested, with a one-year survival rate of 38%, median overall survival of approximately 10 months and response rate of 19%. The 30-day mortality from all causes for all patients is 5%.

Sapacitabine in solid tumors

At the American Association of Cancer Research, or AACR, conference, "Advances in Ovarian Cancer from Concept to Clinic" in September 2013, independent researchers presented updated data at a poster presentation showing that sapacitabine has activity against a majority of ovarian cancer samples taken from patients, including resistant tumors. At the 104th Annual Meeting of the AACR in April 2013, we also reported updated data from an open label, single arm, Phase 1 escalation trial of sapacitabine and seliciclib, as an all-oral, sequentially-administered regimen in heavily-pretreated patients with advanced solid tumors. Of 38 patients with incurable solid tumors and adequate organ function enrolled in the study, 16 patients were found to be BRCA mutation carriers. Four patients with BRCA-deficient, breast, ovarian and pancreatic cancers achieved confirmed partial responses with promising durability, with the longest lasting more than 78 weeks. Stable disease of 12 weeks or more was observed in eight additional patients, including two with BRCA-deficient ovarian and breast cancers, lasting 64 weeks and 21 weeks, respectively. The AACR Annual Meeting Program Committee selected our study for inclusion at a press conference highlighting major developments reported during the meeting.

Sapacitabine exclusivity

The United States Patent and Trademark Office, USPTO, issued multiple patents extending the market exclusivity of sapacitabine to at least 2030. The patents claim, among others, methods of use for sapacitabine for the treatment of AML and MDS, including the dosing regimen used in SEAMLESS, as well as claims to methods of treating cancer comprising sapacitabine together with DNA methyltransferase inhibitors, including azacitidine and decitabine, and combination treatment of sapacitabine with HDAC, or histone deacetylase, inhibitors in various cancers.

Cyclin Dependent Kinase Inhibitors

Seliciclib

Seliciclib, CDK2, -7, -9 inhibitor, is to be evaluated in an investigator-initiated clinical study to treat RA, supported by an approximately $1.5 million grant from the United Kingdom government’s Medical Research Council. Enabled by the clinical development experience in solid tumors, investigators believe that seliciclib's mechanism of action and oral administration route may be of benefit in treating patients with RA.

CYC065

CYC065 is a novel, orally available, second generation, CDK2, -5, -9 inhibitor. We progressed investigational new drug, or IND, -directed preclinical development of CYC065 supported by a grant award of approximately $1.9 million from the Biomedical Catalyst of the United Kingdom government.

Polo-like Kinase Inhibitors

CYC140

We received a new grant award of approximately $3.7 million from the Biomedical Catalyst of the United Kingdom government to complete IND-directed preclinical development of CYC140, a novel, orally available, Polo-Like Kinase 1 (PLK1) inhibitor.

Corporate Developments

The following is a summary of our major corporate developments during fiscal 2013:

•	Received $5.5 million from Celgene Corporation, or Celgene, for the sale of four Cyclacel romidepsin-related patents to Celgene and dismissal of all claims in the related patent litigation.

•	Closed an underwritten offering for proceeds of approximately $19.0 million after deduction of offering expenses.

•	Converted 877,869 shares of preferred stock into 1,684,471 shares of common stock and as a result, 335,273 shares of preferred stock remain outstanding.

•	Entered into a common stock purchase agreement with Aspire Capital Fund, LLC, or Aspire, where Aspire has committed to purchase up to $20 million of Cyclacel's common stock from time to time as directed by Cyclacel over the next two years at formula prices based on the market price at the time of each sale.

2014 Key Upcoming Business Objectives

For 2014, we are focused on completing the enrollment of SEAMLESS by the end of the year. We will continue to enroll patients in the United States and expect to at least double the number of enrolling sites through expansion of the study into Europe. We also expect to reach and report on several important milestones during the year, including the next interim periodic DSMB review at approximately 300 patients enrolled and DSMB interim analysis for futility after 212 events.

Additionally, we plan to advance the clinical development of sapacitabine in MDS and other cancers using existing resources, including the funding agreement with Aspire, and advance our earlier pipeline, including CYC065, our second-generation cyclin dependent kinase, or CDK, inhibitor, which is supported by government grant funding.

Recent Events

Preferred Stock Dividend

On March 17, 2014, the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per share on our 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”).  The cash dividend will be paid on May 1, 2014 to the holders of record of the Preferred Stock as of the close business on April 18, 2014.

Results of Operations

Years ended December 31, 2011, 2012, and 2013.

Results of Continuing Operations

Revenues

The following table summarizes the components of our revenues for the years ended December 31, 2011, 2012 and 2013 (in $000s except percentages):

	Years ended			$ Differences		% Differences
	2011	2012	2013	2011 to 2012	2012 to 2013	2011 to 2012	2012 to 2013
Grant revenue	$—	$69	$1,084	$69	$1,015	—	1,471

Grant revenue is recognized as we incur and pay for qualifying costs and services under the applicable grant. Grant revenue is primarily derived from various United Kingdom government and European Union grant awards. For the years ended December 31, 2012 and 2013, we had grant revenue of approximately $0.1 million and $1.1 million, respectively. We did not recognize any grant revenue for the year ended December 31, 2011 as there were no grants awarded during that period.

The future

We expect to recognize approximately $24,000 in grant revenue over the next two years from the European Union and approximately $4.6 million in grant revenue over the next three years from the Biomedical Catalyst of the United Kingdom government.

Research and development

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

The following table provides information with respect to our research and development expenditures for the years ended December 31, 2011, 2012 and 2013 (in $000s except percentages):

	Years ended			$ Differences		% Differences
	2011	2012	2013	2011 to 2012	2012 to 2013	2011 to 2012	2012 to 2013

Sapacitabine	$8,710	$6,275	$9,286	$(2,435)	$3,011	(28)	48
Other costs related to research and development programs, management and exploratory research	496	317	1,991	(179)	1,674	(36)	528
Total research and development	$9,206	$6,592	$11,277	$(2,614)	$4,685	(28)	71

Research and development expenses represented 58%, 43% and 59% of our operating expenses for the years ended December 31, 2011, 2012 and 2013, respectively. Included in research and development expenses is stock-based compensation of $0.2 million for the year ended December 31, 2011 and $0.1 million for each of the years ended December 31, 2012 and 2013, respectively.

Fiscal 2013 as compared to fiscal 2012

Research and development expenditures increased by $4.7 million to $11.3 million for the year ended December 31, 2013 from $6.6 million for the year ended December 31, 2012. The increase was primarily due to clinical trial drug supply and capsule manufacture costs for the SEAMLESS Phase 3 trial.

Fiscal 2012 as compared to fiscal 2011

Research and development expenditures decreased by $2.6 million to $6.6 million for the year ended December 31, 2012 from $9.2 million for the year ended December 31, 2011. The decrease was primarily due to $1.6 million of contractual expenses recognized during the year ended December 31, 2011, resulting from an achievement of a milestone triggered by the opening of enrollment in the lead-in portion of our SEAMLESS trial, pursuant to the Daiichi-Sankyo license under which we license certain patent rights for sapacitabine, a $0.4 million decrease in outsourced research costs as a result of an out of period reversal of accrued pre-clinical costs, a $0.5 million decrease in sapacitabine clinical supply costs, a $0.1 million decrease in stock compensation charges, and a $0.2 million decrease in employment costs partially offset by a $0.5 million increase in clinical trial costs.

The future

We will continue to concentrate our resources on the development of sapacitabine. We anticipate that overall research and development expenditures for the year ended December 31, 2014 will increase compared to the year ended December 31, 2013 as we continue to enroll the randomized portion of the SEAMLESS pivotal Phase 3 trial, including expansion into Europe, and increased involvement in grant-supported work.

General and administrative

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the total general and administrative expenses for the years ended December 31, 2011, 2012 and 2013 (in $000s except percentages):

	Years ended			$ Differences		% Differences
	2011	2012	2013	2011 to 2012	2012 to 2013	2011 to 2012	2012 to 2013
General and administrative	$6,542	$8,580	$7,781	$2,038	$(799)	31	(9)

Total general and administrative expenses represented 42%, 57% and 41% of our operating expenses for the years ended December 31, 2011, 2012 and 2013, respectively.

Fiscal 2013 as compared to fiscal 2012

Our general and administrative expenditure decreased by approximately $0.8 million to $7.8 million for the year ended December 31, 2013 from $8.6 million for the year ended December 31, 2012. The decrease in expenses was primarily attributable to a net decrease in professional and consultancy costs of approximately $0.8 million. Professional costs decreased primarily as a result of the decrease in legal fees associated with litigation settled during the year ended December 31, 2013 by the sale of patents to Celgene.

Fiscal 2012 as compared to fiscal 2011

Our general and administrative expenditure increased by approximately $2.0 million to $8.6 million for the year ended December 31, 2012 from $6.5 million for the year ended December 31, 2011. The increase in expenses was primarily attributable to a net increase in professional and consultancy costs of $2.2 million, an increase of employment-related costs of $0.2 million, and offset by a decrease in stock compensation costs of $0.4 million.

The future

We expect general and administrative expenditures for the year ended December 31, 2014 compared to our expenditures for the year ended December 31, 2013 to remain relatively flat.

Other income (expense)

The following table summarizes the other income (expense) for years ended December 31, 2011, 2012 and 2013 (in $000s except percentages):

	Years ended			$ Differences		% Differences
	2011	2012	2013	2011 to 2012	2012 to 2013	2011 to 2012	2012 to 2013
Non-cash consideration associated with stock purchase agreement	$—	$(423)	$(98)	$(423)	$325	—	(77)
Change in valuation of Economic Rights	—	(23)	570	(23)	593	—	(2,578)
Change in valuation of liabilities measured at fair value	609	51	—	(558)	(51)	(92)	(100)
Foreign exchange (losses) gains	(74)	292	62	366	(230)	(495)	(79)
Interest income	45	22	13	(23)	(9)	(51)	(41)
Other income (expense), net	—	77	5,547	77	5,470	—	7,104
Total other income (expense), net	$580	$(4)	$6,094	$(584)	$6,098	(101)	(152,450)

Fiscal 2013 as compared to fiscal 2012

Total other income (expense), net, increased by approximately $6.1 million, from a loss of approximately $4,000 for the year ended December 31, 2012, to income of approximately $6.1 million for the year ended December 31, 2013. The increase was primarily due to the $5.5 million gain on four Cyclacel-owned patents sold to Celgene and the corresponding $0.6 million change in the valuation of the economic rights granted to certain investors, as explained in more detail below.

Non-cash consideration associated with stock purchase agreement

The $0.4 million reported for the year ended December 31, 2012 represents the portion of the fair value of the shares of common stock issued in lieu of cash consideration for entering into the November 2012 transaction with Aspire. The Company recognized $0.1 million in expense for the year ended December 31, 2013 related to the November 2013 transaction with Aspire.

Change in valuation of Economic Rights

The change in valuation of economic rights is related to the economic rights sold in connection with the purchase agreement completed in March 2012. These collective rights were classified as liabilities and measured at fair value each reporting period until their settlement in April 2013. For the year ended December 31, 2012, we recognized a loss of approximately $23,000 due to the change in the value of economic rights from the transaction date of March 22, 2012 to December 31, 2012. For the year ended December 31, 2013, we recognized a gain of approximately $0.6 million based on the actual amount owed and paid to the holders of the Economic Rights in April 2013.

Change in valuation of liabilities measured at fair value

The change in valuation of other liabilities measured at fair value relates to the issue of warrants to purchase shares of our common stock under the registered direct financing completed in February 2007 and our liability under an agreement with the Scottish Enterprise, or SE, that would potentially require us to make a payment to SE should staffing levels in Scotland fall below prescribed minimum levels. The warrants and agreement are classified as liabilities. The value of the warrants and the SE Agreement are being measured at fair value each reporting period, with changes in fair value reported as a gain or loss. Such gains or losses will continue to be reported for the warrants until they are exercised or expired, which will occur for both the SE Agreement and the warrants in 2014. For the year ended December 31, 2012, the change in the valuation of liabilities measured at fair value was a gain of approximately $0.1 million. There was no change in the valuation of liabilities measured at fair value for the year ended December 31, 2013.

Foreign exchange (losses) gains

Foreign exchange (losses) gains decreased by $0.2 million to a gain of $0.1 million for the year ended December 31, 2013 compared to a gain of approximately $0.3 million for the year ended December 31, 2012. Foreign exchange (losses) gains are reported in the consolidated statement of operations as a separate line item within other income (expense).

We have a number of intercompany loans in place between our parent company based in New Jersey and our Scottish subsidiary. The intercompany loans outstanding are not expected to be repaid in the foreseeable future and the nature of the funding advanced is of a long-term investment nature. Therefore all unrealized foreign exchange gains or losses arising on the intercompany loans are recognized in other comprehensive income until repayment of the intercompany loan becomes foreseeable. Unfavorable unrealized foreign exchange movements related to intercompany loans recorded in other comprehensive income totaled $4.6 million and $2.8 million gains for the years ended December 31, 2012 and 2013, respectively.

Interest income

Interest income decreased by approximately $9,000 to approximately $13,000 for the year ended December 31, 2013 compared to approximately $22,000 for the year ended December 31, 2012 as a result of a greater proportion of our cash held in lower yielding accounts than in the prior year.

Other income (expense), net

We recognized an approximately $5.5 million gain in other income (expense), net during the period ended December 31, 2013 as a result of the sale of four Cyclacel-owned patents to Celgene. We recognized a gain of $0.1 million in other income (expense), net from the sale of laboratory equipment during the year ended December 31, 2012.

Fiscal 2012 as compared to fiscal 2011

Total other income (expense), net, decreased by approximately $0.6 million, primarily because of a $0.6 million decrease in the change in valuation of liabilities measured at fair value and a $0.4 million expense related to the 2012 stock purchase agreement, partially offset by a $0.4 million increase in foreign exchange (losses) gains, mostly due to the increase in exchange rate of the British Pound Sterling relative to the U.S. Dollar.

The future

The economic rights liability was satisfied in 2013, meaning it will not affect our financial statements in 2014 or beyond. The valuation of the warrants liability and SE Agreement will continue to be remeasured at the end of each reporting period. The valuation of the warrants is not expected to change based on the exercise price relative to the market price per share of our common stock and the expiration in February 2014. The valuation of the SE Agreement is dependent on a number of factors, including our stock price and the probability of the occurrence of certain events that would give rise to a payment.

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

The following table summarizes total income tax benefit for the years ended December 31, 2011, 2012 and 2013 (in $000s except percentages):

	Years ended			$ Differences		% Differences
	2011	2012	2013	2011 to 2012	2012 to 2013	2011 to 2012	2012 to 2013
Income tax benefit	$565	$1,351	$1,670	$786	$319	139	24

Fiscal 2013 as compared to fiscal 2012

The total income tax benefit increased by approximately $0.3 million to $1.7 million for the year ended December 31, 2013 from $1.4 million for the year ended December 31, 2012. Research and development tax credits recoverable increased by approximately $0.7 million to $1.7 million for the year ended December 31, 2013 from $1.0 million for the year ended December 31, 2012. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year. In 2011, these credits were also restricted to the payroll taxes paid by us to the United Kingdom tax authority in that year. However, in July 2012, legislation was passed to eliminate this restriction for the year ended December 31, 2012. In addition, the income tax benefit for the year ended December 31, 2012 includes a $0.3 million income tax benefit that is completely offset by a $0.3 million income tax expense related to discontinued operations. See Results of Discontinued Operations section below for further information.

Fiscal 2012 as compared to fiscal 2011

The total income tax benefit increased by approximately $0.8 million to $1.4 million for the year ended December 31, 2012 from $0.6 million for the year ended December 31, 2011. Research and development tax credits recoverable increased by approximately $0.5 million to $1.0 million for the year ended December 31, 2012 from $0.6 million for the year ended December 31, 2011.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so. The amount of tax credits we will receive is entirely dependent on the amount of eligible expenses we incur.

Results of Discontinued Operations

Net (loss) income from discontinued operationsx (in $000s except percentages):

	Years ended			$ Differences		% Differences
	2011	2012	2013	2011 to 2012	2012 to 2013	2011 to 2012	2012 to 2013
(Loss) income from discontinued operations	$(640)	$(285)	$91	$355	$376	(55)	(132)
Gain on termination of distribution agreement	—	1,192	—	1,192	(1,192)	—	(100)
Income tax on discontinued operations	—	(337)	(34)	(337)	303	—	(90)
Net (loss) income from discontinued operations	$(640)	$570	$57	$1,210	$(513)	(189)	(90)

In August 2012, we entered into a termination and settlement agreement with Sinclair to terminate, effective September 30, 2012, our license to distribute the ALIGN products, after which we will no longer generate product revenue. The operating results associated with the ALIGN products are classified within net (loss) income from discontinued operations in the consolidated statements of operations for the years ended December 31, 2011, 2012 and 2013.

Fiscal 2013 as compared to fiscal 2012

Net (loss) income from discontinued operations, decreased by approximately $0.5 million from a gain of $0.6 million for the year ended December 31, 2012, to income of $0.1 million for the year ended December 31, 2013. The decrease is the result of a $1.2 million gain on termination of the distribution agreements recognized during the year ended December 31, 2012. We recorded approximately $0.1 million in interest accretion on the minimum royalty payments that will be made through September 2015. We recorded income tax expense associated with discontinued operations for the year ended December 31, 2012 of $0.3 million compared to approximately $34,000 for the year ended December 31, 2013.

Fiscal 2012 as compared to fiscal 2011

Net (loss) income from discontinued operations, increased by approximately $1.2 million from a loss of $0.6 million for the year ended December 31, 2011, to income of $0.6 million for the year ended December 31, 2012. The increase is the result of a $1.2 million gain on termination of the distribution agreements, which is the $0.9 million for the present value of the $1.0 million we will receive over the next two years as part of a minimum royalty arrangement included in our termination agreement with Sinclair and the recognition of $0.3 million associated with a $0.3 million product returns provision liability for which an offsetting asset has been recorded based on our rights under the termination and settlement agreement. In addition, we recorded income tax expense associated with discontinued operations for the year ended December 31, 2012 of $0.3 million, which is offset by a $0.3 million income tax benefit recorded in continuing operations for the year ended December 31, 2012.

The future

We have ceased operations associated with the ALIGN products effective September 30, 2012 and do not expect significant activity beyond the year ended December 31, 2013.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of December 31, 2011, 2012 and 2013 (in $000s):

	December 31, 2012	December31, 2013

Cash and cash equivalents	$16,412	$31,146

Working capital:
Current assets	$18,872	$35,173
Current liabilities	(9,335)	(7,497)
Total working capital	$9,537	$27,676

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities, as well as the exercise of warrants, to finance our operations and internal growth. Additional funding has come through interest on investments, licensing revenue, government grants, research and development tax credits, and a limited amount of product revenue from operations discontinued in September 2012. We have incurred significant losses since our inception. As of December 31, 2013, we had a deficit accumulated during the development stage of $289.4 million.

We believe that existing funds together with cash generated from operations and recent financing activities are sufficient to satisfy our planned working capital, capital expenditures and other financial commitments for at least the next 12 months. However, we do not currently have sufficient funds to complete development and commercialization of any of our drug candidates. Current business and capital market risks could have a detrimental effect on the availability of sources of funding and our ability to access them in the future which may delay or impede our progress of advancing our drugs currently in the clinical pipeline to approval by the FDA for commercialization.

Cash Flows

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2011, 2012 and 2013 is summarized as follows (in $000s):

	Year ended December 31,
	2011	2012	2013

Net cash used in operating activities	$(13,977)	$(12,043)	$(18,199)
Net cash provided by (used in) investing activities	$(1)	$50	$5,688
Net cash provided by financing activities	$8,906	$3,975	$27,332

Cash flows generated from discontinued operations have been combined with the cash flows from continuing operations within each of the Operating, Investing and Financing activities sections.

Operating activities

Net cash used in operating activities increased by $6.2 million, from $12.0 million for the year ended December 31, 2012 to $18.2 million for the year ended December 31, 2013. The increase in cash used by operating activities was primarily the result of an increase in research and development costs related to the ongoing SEAMLESS trial, which reached 50% enrollment during the year ended December 31, 2013.

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

Investing activities

Net cash provided by investing activities increased from approximately $50,000 for the year ended December 31, 2012 to approximately $5.7 million for the year ended December 31, 2013, primarily as a result of the sale of four Cyclacel-owned patents to Celgene for $5.5 million.

Net cash (used in) provided by investing activities increased from approximately $1,000 used in investing activities for the year ended December 31, 2011 to approximately $50,000 provided by investing activities for the year ended December 31, 2012, primarily as a result of the sale of laboratory equipment.

Capital expenditures have remained low as the Company has continued to focus on the clinical development of sapacitabine. Capital expenditures were $6,000, $12,000, and $0.2 million for the years ended December 31, 2011, 2012 and 2013, respectively.

Financing activities

Net cash provided by financing activities was $27.3 million for the year ended December 31, 2013 as a result of approximately $19.0 million proceeds, net of certain expenses, from an underwritten offering in May 2013, approximately $6.6 million in drawdowns in connection with a stock purchase agreement entered into in December 2012 and $2.0 million in proceeds related to a stock purchase agreement entered into in November 2013 and offset by $0.3 million in dividend payments to the holders of our Preferred Stock.

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

We currently anticipate that our cash and cash equivalents will be sufficient to fund our operations beyond the next 12 months. However, we cannot be certain that any of our programs will be successful or that we will be able to raise sufficient funds to complete the development and commercialize any of our product candidates currently in development, should they succeed. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements.

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

Other Liabilities Measured at Fair Value

Scottish Enterprise Agreement

The accounting guidance on distinguishing liabilities and equity requires freestanding financial instruments that meet certain criteria to be accounted for as liabilities and carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. We entered into an agreement with SE in 2009 that would require us to pay SE £4 million (approximately $6.5 million at December 31, 2012 and $6.6 million at December 31, 2013, respectively) less the market value of the shares held by SE if staffing levels in Scotland fall below minimum levels stipulated in the Agreement. Due to the nature of the associated contingency and the likelihood of occurrence, we concluded the fair value of this liability was approximately $20,000 at December 31, 2012 and 2013. The most significant inputs in estimating the fair value of this liability are the probabilities that staffing levels fall below the prescribed minimum levels and that we are unable or unwilling to replace such employees within the prescribed time period. As of December 31, 2012 and 2013, we concluded the probability of the combination of these events occurring is minimal. We record changes in fair value in the consolidated statement of operations. There were no changes to the fair value for the year ended December 31, 2012 and 2013, respectively. The Company’s obligations under the Agreement will conclude in June 2014.

Recent Accounting Pronouncements Not Yet Effective

In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance relating to the presentation of an unrecognized tax benefit when a net operating loss carryforward (“NOL”), a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a NOL, a similar tax loss, or a tax credit carryforward, except to the extent it is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently reviewing the impact of adopting this guidance.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO CYCLACEL PHARMACEUTICALS, INC. FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	55

Consolidated Balance Sheets as of December 31, 2012 and 2013	58

Consolidated Statements of Operations for the years ended December 31, 2011, 2012 and 2013 and the period from August 13, 1996 (inception) to December 31, 2013	59

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2011, 2012 and 2013 and the period from August 13, 1996 (inception) to December 31, 2013	60

Consolidated Statements of Stockholders’ Equity (Deficit) for the period from August 13, 1996 (inception) to December 31, 2013	61

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2012 and 2013 and the period from August 13, 1996 (inception) to December 31, 2013	72

Notes to Consolidated Financial Statements	74

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cyclacel Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Cyclacel Pharmaceuticals, Inc. and subsidiaries as of December 31, 2013, and the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year then ended and for the period from August 13, 1996 (inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Cyclacel Pharmaceuticals, Inc. and subsidiaries as of December 31, 2012, and for the years ended December 31, 2012 and 2011 were audited by other auditors whose report, dated April 1, 2013, expressed an unqualified opinion on those statements. The financial statements for the period from August 13, 1996 (inception) to December 31, 2010 were audited by other auditors whose report dated March 31, 2011 (except for Note 13, as to which the date is December 21, 2012) expressed an unqualified opinion on those statements. Our opinion on the statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the period from August 13, 1996 (inception) to December 31, 2013, insofar as it relates to the amounts for prior periods through December 31, 2012, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyclacel Pharmaceuticals, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended and the period from August 13, 1996 (inception) to December 31, 2013 in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP
New York, New York
March 26, 2014

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cyclacel Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Cyclacel Pharmaceuticals, Inc. (a development stage company) as of December 31, 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cyclacel Pharmaceuticals, Inc. (a development stage company) at December 31, 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
MetroPark, New Jersey
April 1, 2013

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cyclacel Pharmaceuticals, Inc.

We have audited the accompanying consolidated statements of stockholders’ equity of Cyclacel Pharmaceuticals, Inc. (a development stage company) for the period from August 13, 1996 (inception) to December 31, 2010 and the consolidated statements of operations, comprehensive loss, and cash flows not presented herein for the period from August 13, 1996 (inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Cyclacel Pharmaceuticals, Inc.’s (a development stage company) operations and its cash flows for the period from August 13, 1996 (inception) to December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
London, England
March 31, 2011
Except for Note 13
as to which the date is
December 21, 2012

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

	December 31,
	2012	2013
ASSETS
Current assets:
Cash and cash equivalents	$16,412	$31,146
Prepaid expenses and other current assets	1,599	3,388
Current assets of discontinued operations	861	639
Total current assets	18,872	35,173
Property, plant and equipment (net)	129	275
Long-term assets of discontinued operations	353	72
Total assets	$19,354	$35,520
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,259	$2,545
Accrued and other current liabilities	5,601	4,672
Economic Rights measured at fair value	1,120	—
Other liabilities measured at fair value	20	20
Current liabilities of discontinued operations	335	260
Total current liabilities	9,335	7,497
Total liabilities	9,335	7,497
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2012 and 2013; 1,213,142 and 335,273 shares issued and outstanding at December 31, 2012 and 2013. Aggregate preference in liquidation of $14,436,390 and $3,989,749 at December 31, 2012 and 2013, respectively.	1	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2012 and 2013; 8,686,484 and 19,369,332 shares issued and outstanding at December 31, 2012 and 2013, respectively.	9	19
Additional paid-in capital	280,211	317,543
Accumulated other comprehensive income (loss)	48	(109)
Deficit accumulated during the development stage	(270,250)	(289,430)
Total stockholders’ equity	10,019	28,023
Total liabilities and stockholders’ equity	$19,354	$35,520

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

	Year ended December 31, 2011	Year ended December 31, 2012	Year ended December 31, 2013	Period from August 13, 1996 (inception) to December 31, 2013
Revenues:
Collaboration and research and development revenue	$—	$—	$—	$3,100
Grant revenue	—	69	1,084	4,801
Total revenues	—	69	1,084	7,901
Operating expenses:
Research and development	9,206	6,592	11,277	203,668
General and administrative	6,542	8,580	7,781	97,192
Goodwill and intangibles impairment	—	—	—	2,747
Other restructuring costs	—	—	—	2,634
Total operating expenses	15,748	15,172	19,058	306,241
Operating loss	(15,748)	(15,103)	(17,974)	(298,340)
Other income (expense):
Costs associated with aborted 2004 IPO	—	—	—	(3,550)
Payment under guarantee	—	—	—	(1,652)
Non-cash consideration associated with stock purchase agreement	—	(423)	(98)	(521)
Change in valuation of Economic Rights	—	(23)	570	547
Change in valuation of liabilities measured at fair value	609	51	—	6,378
Foreign exchange (losses) gains	(74)	292	62	(3,943)
Interest income	45	22	13	13,760
Interest expense	—	—	—	(4,567)
Other income (expense), net	—	77	5,547	5,624
Total other income (expense), net	580	(4)	6,094	12,076
Loss from continuing operations before taxes	(15,168)	(15,107)	(11,880)	(286,264)
Income tax benefit	565	1,351	1,670	21,465
Net loss from continuing operations	(14,603)	(13,756)	(10,210)	(264,799)
Discontinued operations:
(Loss) income from discontinued operations	(640)	907	91	(11,718)
Income tax on discontinued operations	—	(337)	(34)	(371)
Net (loss) income from discontinued operations	(640)	570	57	(12,089)
Net loss	(15,243)	(13,186)	(10,153)	(276,888)
Dividend on preferred ordinary shares	—	—	—	(38,123)
Deemed dividend on convertible exchangeable preferred shares	—	—	(9,027)	(12,542)
Dividend on convertible exchangeable preferred shares	(728)	(728)	(298)	(4,683)
Net loss applicable to common shareholders	$(15,971)	$(13,914)	$(19,478)	$(332,236)
Net loss per share, continuing operations — basic and diluted	$(2.13)	$(1.75)	$(1.29)
Net (loss) income per share, discontinued operations — basic and diluted	$(0.09)	$0.07	$0.00
Net loss per share — basic and diluted	$(2.22)	$(1.68)	$(1.28)
Weighted average common shares outstanding	7,185,877	8,291,802	15,158,225

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

	Year ended December 31, 2011	Year ended December 31, 2012	Year ended December 31, 2013	Period from August 13, 1996 (inception) to December 31, 2013

Net loss from continuing operations	$(14,603)	$(13,756)	$(10,210)	$(264,799)
(Loss) income from discontinued operations, net of tax	(640)	570	57	(12,089)
Net loss	(15,243)	(13,186)	(10,153)	(276,888)
Translation adjustment	648	(4,559)	(2,908)	(2,193)
Unrealized foreign exchange (loss) gain on intercompany loans	(622)	4,550	2,751	2,084
Comprehensive loss	$(15,217)	$(13,195)	$(10,310)	$(276,997)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In $000s, except share amounts)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Deferred compensation	Deficit accumulated during development stage	Total
	No.	Amount	No.	Amount
On incorporation,	—	$—	—	$—	$—	$—	$—	$—	$—
Issue of shares for cash	—	—	—	—	1	—	—	—	1
Translation adjustment	—	—	—	—	—	(4)	—	—	(4)
Loss for the period	—	—	—	—	—	—	—	(290)	(290)
Balance at March 31, 1997	—	—	—	—	1	(4)	—	(290)	(293)
Issue of shares for cash, net of issuance costs	—	—	38,111	—	4,217	—	—	—	4,217
Issue of shares for IP rights agreement	—	—	—	—	262	—	—	—	262
Deferred stock-based compensation	—	—	—	—	2,002	—	(2,002)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	302	—	302
Translation adjustment	—	—	—	—	—	55	—	—	55
Loss for the year	—	—	—	—	—	—	—	(2,534)	(2,534)
Balance at March 31, 1998	—	—	38,111	—	6,482	51	(1,700)	(2,824)	2,009
Amortization of deferred stock-based compensation	—	—	—	—	—	—	406	—	406
Translation adjustment	—	—	—	—	—	11	—	—	11
Loss for the year	—	—	—	—	—	—	—	(3,964)	(3,964)
Balance at March 31, 1999	—	—	38,111	—	6,482	62	(1,294)	(6,788)	(1,538)

The accompanying notes are an integral part of these consolidated financial statements.

CYLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (cont’d)

(In $000s, except share amounts)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Deferred compensation	Deficit accumulated during development stage	Total
	No.	Amount	No.	Amount
Issue of shares for cash, net of issuance costs	—	—	76,984	—	12,717	—	—	—	12,717
Issue of shares on conversion of bridging loan	—	—	12,943	—	1,638	—	—	—	1,638
Issue of shares in lieu of cash bonus	—	—	1,294	—	164	—	—	—	164
Issue of shares for research & development agreement	—	—	—	—	409	—	—	—	409
Exercise of share options	—	—	324	—	40	—	—	—	40
Deferred stock-based compensation	—	—	—	—	167	—	(167)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	433	—	433
Translation adjustment	—	—	—	—	—	(194)	—	—	(194)
Loss for the year	—	—	—	—	—	—	—	(5,686)	(5,686)
Balance at March 31, 2000			129,656	—	21,617	(132)	(1,028)	(12,474)	7,983
Deferred stock-based compensation	—	—	—	—	294	—	(294)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	275	—	275
Translation adjustment	—	—	—	—	—	(466)	—	—	(466)
Loss for the year	—	—	—	—	—	—	—	(10,382)	(10,382)
Balance at March 31, 2001	—	—	129,656	—	21,911	(598)	(1,047)	(22,856)	(2,590)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (cont’d)

(In $000s, except share amounts)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Deferred compensation	Deficit accumulated during development stage	Total
	No.	Amount	No.	Amount
Issue of shares for cash, net of issuance costs	—	—	779	—	—	—	—	—	—
Exercise of share options for cash	—	—	—	—	106	—	—	—	106
Issue of shares for license agreement	—	—	644	—	183	—	—	—	183
Fair value of warrants issued to shareholders	—	—	—	—	1,215	—	—	—	1,215
Deferred stock-based compensation	—	—	—	—	363	—	(363)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	672	—	672
Translation adjustment	—	—	—	—	—	191	—	—	191
Loss for the year	—	—	—	—	—	—	—	(14,853)	(14,853)
Balance at March 31, 2002	—	—	131,079	—	23,778	(407)	(738)	(37,709)	(15,076)
Exercise of share options for cash	—	—	—	—	12	—	—	—	12
Deferred stock-based compensation	—	—	—	—	(84)	—	84	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	305	—	305
Translation adjustment	—	—	—	—	—	(1,846)	—	—	(1,846)
Loss for the year	—	—	—	—	—	—	—	(15,542)	(15,542)
Balance at March 31, 2003	—	—	131,079	—	23,706	(2,253)	(349)	(53,251)	(32,147)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (cont’d)

(In $000s, except share amounts)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Deferred compensation	Deficit accumulated during development stage	Total
	No.	Amount	No.	Amount
Issue of shares for cash, net of issuance costs	—	—	215,755	—	27,635	—	—	—	27,635
Exercise of share options for cash	—	—	936	—	115	—	—	—	115
Conversion of Preferred ‘C’ Ordinary shares	—	—	538,449	1	58,147	—	—	—	58,148
Amortization of deferred stock-based compensation	—	—	—	—	—	—	217	—	217
Translation adjustment	—	—	—	—	—	(1,343)	—	—	(1,343)
Loss for the year	—	—	—	—	—	—	—	(14,977)	(14,977)
Balance at December 31, 2003	—	—	886,219	1	109,603	(3,596)	(132)	(68,228)	37,648
Issues of shares for cash , net of issuance costs	—	—	61,510	—	8,541	—	—	—	8,541
Exercise of warrants for cash	—	—	3,233	—	—	—	—	—	—
Deferred stock-based compensation	—	—	—	—	(2,050)	—	132	—	(1,918)
Translation adjustment	—	—	—	—	—	2,424	—	—	2,424
Loss for the year	—	—	—	—	—	—	—	(22,742)	(22,742)
Balance at December 31, 2004			950,962	1	116,094	(1,172)	—	(90,970)	23,953
Translation adjustment	—	—	—	—	—	(1,786)	—	—	(1,786)
Loss for the year	—	—	—	—	—	—	—	(18,048)	(18,048)
Balance at December 31, 2005	—	—	950,962	1	116,094	(2,958)	—	(109,018)	4,119

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (cont’d)

(In $000s, except share amounts)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Deferred compensation	Deficit accumulated during development stage	Total
	No.	Amount	No.	Amount
Issue of shares to certain directors and officers	—	—	92,630	—	—	—	—	—	—
Issue of shares on conversion of Loan Note Instrument	—	—	65,187	—	—	—	—	—	—
Reverse Acquisition	2,046,813	2	281,133	—	16,253	—	—	—	16,255
Loan from Cyclacel Group plc waived	—	—	—	—	10,420	—	—	—	10,420
Issue of common stock and warrants for cash	—	—	918,367	1	42,361	—	—	—	42,362
Stock-based compensation	—	—	—	—	9,600	—	—		9,600
Change in unrealized loss on investment	—	—	—	—	—	5	—	—	5
Translation adjustment	—	—	—	—	—	416	—	—	416
Loss for the year	—	—	—	—	—	—	—	(29,258)	(29,258)
Balance at December 31, 2006	2,046,813	2	2,308,279	2	194,728	(2,537)	—	(138,276)	53,919

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (cont’d)

(In $000s, except share amounts)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Deferred compensation	Deficit accumulated during development stage	Total
	No.	Amount	No.	Amount
Stock-based compensation	—	—	—	—	1,733	—	—	—	1,733
Issue of common stock upon exercise of stock options	—	—	3,644	—	163	—	—	—	163
Issue of common stock for cash on registered direct offering, net of expenses	—	—	607,095	1	33,356	—	—	—	33,357
Preferred stock dividends declared	—	—	—	—	(307)	—	—	—	(307)
Issue of warrants in connection with registered direct offering	—	—	—	—	(6,750)	—	—	—	(6,750)
Translation adjustment	—	—	—	—	—	(93)	—	—	(93)
Loss for the year	—	—	—	—	—	—	—	(24,053)	(24,053)
Comprehensive loss for the year	—	—	—	—	—	—	—	—	(24,146)
Balance at December 31, 2007	2,046,813	2	2,919,018	3	222,923	(2,630)	—	(162,329)	57,969
Stock-based compensation	—	—	—	—	1,698	—	—	—	1,698
Preferred stock dividends declared	—	—	—	—	(1,227)	—	—	—	(1,227)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(12,330)	—	—	(12,330)
Translation adjustment	—	—	—	—	—	14,918	—	—	14,918
Loss for the year	—	—	—	—	—	—	—	(40,386)	(40,386)
Balance at December 31, 2008	2,046,813	2	2,919,018	3	223,394	(42)	—	(202,715)	20,642

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (cont’d)

(In $000s, except share amounts)

	Preferred Stock		Common Stock		Additional paid-in capital (as restated)	Accumulated other comprehensive income/(loss)	Deferred compensation	Deficit accumulated during development stage	Total (as restated)
	No.	Amount	No.	Amount
Warrant re-pricing	—	—	—	—	44	—	—	—	44
Issue of common stock for cash on registered direct offering, net of expenses	—	—	571,429	1	2,846	—	—	—	2,847
Issue of common stock upon draw down of Committed Equity Finance Facility	—	—	179,289	—	1,030	—	—	—	1,030
Issue of common stock upon exercise of stock options, restricted stock units and restricted stock	—	—	7,887	—	7	—	—	—	7
Stock-based compensation	—	—	—	—	810	—	—	—	810
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	5,651	—	—	5,651
Translation adjustment	—	—	—	—	—	(5,589)	—	—	(5,589)
Loss for the year	—	—	—	—	—	—	—	(19,570)	(19,570)
Balance at December 31, 2009	2,046,813	2	3,677,623	4	228,131	20	—	(222,285)	5,872

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (cont’d)

(In $000s, except share amounts)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Deferred compensation	Deficit accumulated during development stage	Total
	No.	Amount	No.	Amount
Issue of common stock for cash on registered direct offering, net of expenses	—	—	742,857	1	11,896	—	—	—	11,897
Issue of common stock upon draw down of Committed Equity Finance Facility	—	—	402,704	—	4,863	—	—	—	4,863
Warrant exercise	—	—	374,038	—	2,499	—	—	—	2,499
Issue of common stock on private placement, net of expenses	—	—	1,189,028	1	13,979	—	—	—	13,980
Stock-based awards exercised	—	—	29,367	—	77	—	—	—	77
Preferred stock conversions	(833,671)	(1)	236,514	—	3,516	—	—	(3,515)	—
Stock-based compensation	—	—	—	—	1,746	—	—	—	1,746
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(2,073)			(2,073)
Translation adjustment	—	—	—	—	—	2,084	—	—	2,084
Loss for the year	—	—	—	—	—	—	—	(16,021)	(16,021)
Balance at December 31, 2010	1,213,142	1	6,652,131	7	266,706	31	—	(241,821)	24,924

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (cont’d)

(In $000s, except share amounts)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Deferred compensation	Deficit accumulated during development stage	Total
	No.	Amount	No.	Amount
Issue of common stock for cash on registered direct offering, net of expenses	—	—	1,088,235	1	9,271	—	—	—	9,272
Stock-based awards exercised	—	—	5,414	—	3	—	—	—	3
Stock-based compensation	—	—	—	—	882	—	—	—	882
Preferred stock dividends	—	—	—	—	(364)	—	—	—	(364)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(622)	—	—	(622)
Translation adjustment	—	—	—	—	—	648	—	—	648
Loss for the year	—	—	—	—	—	—	—	(15,243)	(15,243)
Balance at December 31, 2011	1,213,142	1	7,745,780	8	276,498	57	—	(257,064)	19,500

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (cont’d)

(In $000s, except share amounts)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Deferred compensation	Deficit accumulated during development stage	Total
	No.	Amount	No.	Amount
Issue of common stock on private placement, net of expenses	—	—	669,726	1	1,821	—	—	—	1,822
Issue of common stock on share purchase agreement	—	—	233,530	—	1,418	—	—	—	1,418
Stock-based awards exercised	—	—	37,448	—	94	—	—	—	94
Stock-based compensation	—	—	—	—	380	—	—	—	380
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	4,550	—	—	4,550
Translation adjustment	—	—	—	—	—	(4,559)	—	—	(4,559)
Loss for the year	—	—	—	—	—	—	—	(13,186)	(13,186)
Balance at December 31, 2012	1,213,142	1	8,686,484	9	280,211	48	—	(270,250)	10,019

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (cont’d)

(In $000s, except share amounts)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Deferred compensation	Deficit accumulated during development stage	Total
	No.	Amount	No.	Amount
Issue of common stock for cash in an underwritten public offering, net of expenses	—	—	6,833,334	6	19,000	—	—	—	19,006
Issue of common stock on share purchase agreement	—	—	2,133,401	2	9,124	—	—	—	9,126
Stock issued to employees in lieu of cash bonus	—	—	31,642	—	181	—	—	—	181
Preferred stock conversion	(877,869)	(1)	1,684,471	2	9,026	—	—	(9,027)	—
Stock-based compensation	—	—	—	—	357	—	—	—	357
Preferred stock dividends	—	—	—	—	(356)	—	—	—	(356)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	2,751	—	—	2,751
Translation adjustment	—	—	—	—	—	(2,908)	—	—	(2,908)
Loss for the year	—	—	—	—	—	—	—	(10,153)	(10,153)
Balance at December 31, 2013	335,273	$—	19,369,332	$19	$317,543	$(109)	$—	$(289,430)	$28,023

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

	Year ended December 31, 2011	Year ended December 31, 2012	Year ended December 31, 2013	Period from August 13, 1996 (inception) to December 31, 2013

Operating activities:
Net loss	$(15,243)	$(13,186)	$(10,153)	$(276,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest on notes payable, net of amortization of debt premium	—	—	—	100
Amortization of investment premiums, net	—	—	—	(2,297)
Change in valuation of liabilities at fair value	(609)	(28)	(1,120)	(7,475)
Non-cash consideration associated with stock purchase agreement	—	423	98	521
Depreciation	241	60	70	12,685
Amortization of intangible assets	—	—	—	886
Fixed asset impairment	—	—	—	221
Unrealized foreign exchange losses	—	—	—	7,747
Deferred revenue	—	—	—	(98)
Compensation for warrants issued to non-employees	—	—	—	1,215
Gain on sale of patents	—	—	(5,500)	(5,500)
Shares issued for IP rights	—	—	—	446
Loss (gain) on disposal of property, plant and equipment	1	(62)	—	38
Goodwill and intangibles impairment	—	—	—	7,934
Stock-based compensation	882	380	357	19,760
Provision for restructuring	—	—	—	1,779
Amortization of issuance costs of Preferred Ordinary ‘C’ shares	—	—	—	2,517
Transaction costs on sale of Economic Rights	—	33	—	33
Gain on termination of distribution agreements	—	(1,192)	—	(1,192)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	174	(239)	(1,201)	(1,498)
Accounts payable and other current liabilities	577	1,768	(750)	(4,295)
Net cash used in operating activities	(13,977)	(12,043)	(18,199)	(243,361)
Investing activities:
Purchase of ALIGN	—	—	—	(3,763)
Purchase of property, plant and equipment	(6)	(12)	(208)	(9,057)
Minimum royalty payments received from termination of ALIGN license agreement	—	—	396	396
Proceeds from sale of patents	—	—	5,500	5,500
Proceeds from sale of property, plant and equipment	5	62	—	225
Purchase of short-term investments on deposit, net of maturities	—	—	—	(156,657)
Cash proceeds from redemption of short term securities	—	—	—	162,729
Net cash (used in) provided by investing activities	(1)	50	5,688	(627)

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (cont’d)

(In $000s)

	Year ended December 31, 2011	Year ended December 31, 2012	Year ended December 31, 2013	Period from August 13, 1996 (inception) to December 31, 2013
Financing activities:
Payments of capital lease obligations	—	—	—	(3,719)
Proceeds from issuance of ordinary and preferred ordinary shares, net of issuance costs		—	—	121,678
Proceeds from issuance of common stock and warrants, net of issuance costs	9,267	3,881	27,637	123,189
Proceeds from the exercise of stock options and warrants, net of issuance costs	3	94	—	267
Payment of preferred stock dividend	(364)	—	(305)	(2,203)
Repayment of government loan	—	—	—	(455)
Government loan received	—	—	—	414
Loan received from Cyclacel Group plc	—	—	—	9,103
Proceeds of committable loan notes issued from shareholders	—	—	—	8,883
Loans received from shareholders	—	—	—	1,645
Cash and cash equivalents assumed on stock purchase of Xcyte	—	—	—	17,915
Costs associated with stock purchase	—	—	—	(1,951)
Net cash provided by financing activities	8,906	3,975	27,332	274,766
Effect of exchange rate changes on cash and cash equivalents	26	(19)	(87)	368
Net increase (decrease) in cash and cash equivalents	(5,046)	(8,037)	14,734	31,146
Cash and cash equivalents, beginning of period	29,495	24,449	16,412	—
Cash and cash equivalents, end of period	$24,449	$16,412	$31,146	$31,146

Supplemental cash flow information:
Cash received during the period for:
Interest	31	10	12	11,768
Taxes	685	565	970	19,742
Cash paid during the period for:
Interest	—	—	—	(1,914)
Schedule of non-cash transactions:
Acquisitions of equipment purchased through capital leases	—	—	—	3,470
Issuance of common shares in connection with license agreements	—	—	—	592
Issuance of Ordinary shares on conversion of bridging loan	—	—	—	1,638
Issuance of Preferred Ordinary ‘C’ shares on conversion of secured convertible loan notes and accrued interest	—	—	—	8,893
Issuance of Ordinary shares in lieu of cash bonus	—	—	181	345
Issuance of other long term payable on ALIGN acquisition	—	—	—	1,122

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization of the Company

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

Our second generation CDK inhibitor, CYC065, is an oral, highly selective inhibitor of CDK enzymes. CYC065 has been shown to have increased anti-proliferative potency and improved pharmaceutical properties compared to seliciclib. Investigational new drug or IND-enabling studies with CYC065 are in progress supported by a $1.5 million grant from the Biomedical Catalyst of the United Kingdom government.

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

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2012 and 2013, and for each of the three years in the period ended December 31, 2013 and for the period from August 13, 1996 (inception) to December 31, 2013, have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The consolidated financial statements include the financial statements of Cyclacel Pharmaceuticals, Inc. and all of the Company’s wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

2. Summary of Significant Accounting Policies

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

Risks and Uncertainties

Drug candidates developed by the Company typically will require approvals or clearances from the FDA or other international regulatory agencies prior to commercialize sales. There can be no assurance that the Company’s drug candidates will receive any of the required approvals or clearances. If the Company was denied approval or clearance or such approval was delayed, or is unable to obtain the necessary financing to complete development and approval, there will be a material adverse impact on the Company’s financial condition and results of operations.

Foreign Currency and Currency Translation

Transactions that are denominated in a foreign currency are remeasured into the functional currency at the current exchange rate on the date of the transaction. Any foreign currency-denominated monetary assets and liabilities are subsequently remeasured at current exchange rates, with gains or losses recognized as foreign exchange (losses) gains in the statement of operations.

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, common stock warrants, financial instruments associated with stock purchase agreements, and other arrangements. The carrying amounts of cash and cash equivalents, accounts payable, and accrued liabilities approximate their respective fair values due to the nature of the accounts, notably their short maturities. The Economic Rights obligation, liability-classified warrants, financial instruments associated with stock purchase agreements, and certain other liabilities are measured at fair value using applicable inputs as described in Note 5 - Fair Value.

Property, Plant and Equipment

The components of property, plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, which are generally three to five years. Amortization of leasehold improvements is performed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets, currently between five and fifteen years. Upon sale or retirement of assets, the costs and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss on sale is reflected as a component of operating income or loss. Expenditures for maintenance and repairs are charged to operating expenses as incurred.

During the year ended December 31, 2011, the Company sold fixed assets totaling approximately $6,000. During the year ended December 31, 2012, the Company sold fully depreciated assets for proceeds of approximately $0.1 million and there were no fixed assets sold during the year ended December 31, 2013.

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

Revenue Recognition

Grant revenues from government agencies and private research foundations are recognized as the related qualified research and development costs are incurred, up to the limit of the prior approval funding amounts. Grant revenues are not refundable.

In prior periods, certain of the Company’s revenues were earned from collaborative agreements. The Company recognized revenue when persuasive evidence of an arrangement existed; delivery occurred or services were rendered; the fee was fixed or determinable; and collectability was reasonably assured. Determination of whether these criteria have been met was based on management’s judgments regarding the nature of the research performed, the substance of the milestones met relative to those the Company that were still to be performed, and the collectability of any related fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Also in prior periods, research and development revenues were earned under agreements with third parties for contract research and development activities. Such revenues were recorded as the related services were performed. Milestone payments were non-refundable and recognized as revenue when earned, as evidenced by achievement of the specified milestones and the absence of ongoing performance obligations. Any amounts received in advance of performance were recorded as deferred revenue. None of the revenues recognized to date are refundable if the relevant research effort is not successful.

Clinical Trial Accounting

Data management and monitoring of the Company’s clinical trials are performed with the assistance of contract research organizations, or CROs, or clinical research associates, or CRAs, in accordance with the Company’s standard operating procedures. Typically, CROs and some CRAs bill monthly for services performed, and others bill based upon milestones achieved. For outstanding amounts, the Company accrues unbilled clinical trial expenses based on estimates of the level of services performed each period. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as research and development expenses. Clinical trial costs related to patient enrollment are accrued as patients are entered into and progress through the trial. Any initial payment made to the clinical trial site is recognized upon execution of the clinical trial agreements and expensed as research and development expenses.

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

	Year ended December 31, 2011	Year ended December 31, 2012	Year ended December 31, 2013
Stock options	502,249	463,023	949,685
Restricted Stock Units	38,089	39,377	119,248
Convertible preferred stock	73,747	73,747	20,381
Contingently issuable shares and common stock warrants associated with Economic Rights	—	440,375	—
Common stock warrants	1,973,431	1,973,427	1,591,795
Total shares excluded from calculation	2,587,516	2,989,949	2,618,109

Fair Value Measurements

Inputs used to determine fair value of financial and non-financial assets and liabilities are categorized using a fair value hierarchy that prioritizes observable and unobservable inputs into three broad levels, from Level 1, for quoted prices (unadjusted) in active markets for identical assets or liabilities, to Level 3, for unobservable inputs (see Note 5 — Fair Value). Management reviews the categorization of fair value inputs on a periodic basis and may determine that it is necessary to transfer an input from one level of the fair value hierarchy to another based on changes in events or circumstances, such as a change in the observability of an input. Any such transfer will be recognized at the end of the reporting period.

Stock-based Compensation

The Company grants stock options, restricted stock units and restricted stock to officers, employees and directors under the Amended and Restated Equity Incentive Plan (“2006 Plan”), which was approved on March 16, 2006, as amended on May 21, 2007, and subsequently amended and restated on April 14, 2008. Under the 2006 Plan, the Company has granted various types of awards, which are described more fully in Note 11 - Stock-Based Compensation Arrangements. The Company accounts for these awards under ASC 718 “Compensation — Stock Compensation” (“ASC 718”).

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

Comprehensive Income (Loss)

In accordance with ASC 220 “Comprehensive Income” (“ASC 220”), all components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income.

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

4.	Cash and Cash Equivalents

The following is a summary of cash and cash equivalents at December 31, 2012 and 2013 (in $000s):

	December 31,
	2012	2013

Cash	$4,090	$4,670
Investments with original maturity of less than three months at the time of purchase	12,322	26,476
Total cash and cash equivalents	$16,412	$31,146

Investments with original maturity of less than three months at time of purchase are made up of money market funds and commercial paper.

5.	Fair Value

Fair value measurements

As defined in ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”), fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

The fair value of the Company’s financial assets and liabilities that are measured on a recurring basis were determined using the following inputs as of December 31, 2012 (in $000s):

	Level 1	Level 2	Level 3	Total

ASSETS
Cash equivalents	$5,523	$6,799	$—	$12,322
Financial instrument associated with stock purchase agreement	—	—	—	—
Total assets	$5,523	$6,799	$—	$12,322

LIABILITIES
Economic rights	$—	$—	$1,120	$1,120

Other liabilities measured at fair value:
Warrants liability	$—	$—	$—	$—
Scottish Enterprise agreement	—	—	20	20
Other liabilities measured at fair value	—	—	20	20
Total liabilities	$—	$—	$1,140	$1,140

The fair value of the Company’s financial assets and liabilities that are measured on a recurring basis were determined using the following inputs as of December 31, 2013 (in $000s):

	Level 1	Level 2	Level 3	Total
	$000	$000	$000	$000
ASSETS
Cash equivalents	$26,476	$—	$—	$26,476
Financial instrument associated with stock purchase agreement	—	397	—	397
Total assets	$26,476	$397	$—	$26,873

LIABILITIES
Other liabilities measured at fair value:
Warrants liability	$—	$—	$—	$—
Scottish Enterprise agreement	—	—	20	20
Other liabilities measured at fair value	—	—	20	20
Total liabilities	$—	$—	$20	$20

The following table reconciles the beginning and ending balances of Level 3 inputs for the year ended December 31, 2013 (in $000s):

Level 3

Balance as of December 31, 2012	$1,140
Change in valuation of Economic Rights	(570)
Movement of valuation of Economic Rights from Level 3 to Level 2	(550)
Balance as of December 31, 2013	$20

Financial Instrument Associated with Stock Purchase Agreement

The December 14, 2012 common stock purchase agreement with Aspire was terminated on November 14, 2013, and on that date the Company entered into a new common stock purchase agreement with Aspire) (the “Purchase Agreement”) under which Aspire purchased 511,509 shares of common stock for an aggregate purchase price of $2.0 million and committed to purchase up to an additional 3,042,038 shares from time to time as directed by the Company over the next two years at prices derived from the market prices on or near the date of each sale (see Note 10 – Stockholders’ Equity).

The Company has accounted for the right to sell additional shares under the purchase agreement based on the guidance of ASC 815 “Derivative Financial Instruments” (“ASC 815”), which requires the instrument to be measured at fair value with changes in fair value reported in earnings. The instrument had a fair value of $0.5 million at the date of the transaction and a fair value of $0.4 million as of December 31, 2013. The $0.1 million decrease in the fair value of the Purchase Agreement during the year ended December 31, 2013 was recognized as a loss in the consolidated statements of operations. The primary inputs used to determine fair value are the price of the Company’s common stock, the remaining term, and aggregate share purchases on the measurement date. The fair value of purchase agreement is remeasured each reporting period and gains or losses will continue to be reported until the agreement is exhausted or expired.

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

On April 3, 2013, the Company entered into a definitive agreement with Celgene Corporation (“Celgene”) to sell to Celgene four Cyclacel-owned patents related to the use of romidepsin injection, intellectual property to which the Economic Rights relates. In connection with the agreement, Celgene has made to Cyclacel a one-time payment of $5.5 million and the litigation was dismissed. As a result, the holders of the Economic Rights were paid approximately $0.6 million in April 2013 in full satisfaction of the Company’s obligation under the Economic Rights. The fair value of this liability was approximately $1.1 million as of December 31, 2012. The $0.6 million decrease in the fair value of the Economic Rights during the year ended December 31, 2013 was recognized as a gain in the consolidated statements of operations.

Other Liabilities Measured at Fair Value

Warrants Liability

The Company issued warrants to purchase shares of common stock under the registered direct financing completed in February 2007. These warrants are being accounted for as a liability in accordance with ASC 815. At the date of the transaction, the fair value of the warrants of $6.8 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 4.68%, expected volatility — 85%, expected dividend yield — 0%, and a remaining contractual life of 7 years. As of December 31, 2013, the fair value of the warrants is zero based on the high exercise price of the warrants relative to the Company’s stock price at December 31, 2013 and the remaining term of less than 0.13 years. The fair value of the warrant is remeasured each reporting period, with any gains or losses recognized in the consolidated statement of operations. Such gains or losses will continue to be reported until the warrants are exercised or expired.

The Company recognized the change in the value of warrants as a gain on the consolidated statement of operations of $0.6 million and $0.1 million for the year ended December 31, 2011 and 2012, respectively. There was no change recognized in the value of warrants on the consolidated statement of operations for the year ended December 31, 2013.

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

In addition, should a further reduction below current minimum staff levels be effectuated before July 2014 without SE’s prior consent, the Company may be obligated to pay up to £4 million to SE, which will be calculated as a maximum of £4 million (approximately $6.5 million at December 31, 2012 and $6.6 million at December 31, 2013) less the market value of the shares held by SE at the time staffing levels in Scotland fall below the prescribed minimum levels. If the Company were to have reduced staffing levels below the prescribed levels, the amount potentially payable to SE would have been approximately £3.8 million (approximately $6.1 million) and approximately £3.8 million (approximately $6.3 million) at December 31, 2012 and December 31, 2013, respectively.

This arrangement is accounted for as a liability under ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”), and is measured at fair value. Changes in fair value are recognized in earnings. Due to the nature of the associated contingency and the likelihood of occurrence, the Company has concluded the fair value of this liability was approximately $20,000 at December 31, 2012 and December 31, 2013, respectively. The most significant inputs in estimating the fair value of this liability are the probabilities that staffing levels fall below the prescribed minimum and that the Company is unable or unwilling to replace such employees within the prescribed time period. At both December 31, 2012 and 2013, the Company used a scenario analysis model to arrive at the fair value of the Scottish Enterprise Agreement and assumed a 30% probability of falling below a minimum staffing level and a 1% probability that the occurrence of such an event would not be cured within the prescribed time period. At each reporting period, the inputs used to determine the fair value of the liability will be evaluated to determine whether adjustments are appropriate. Any changes in the value of this liability are recorded in the consolidated statement of operations.

6.	Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets at December 31, 2012 and 2013 (in $000s):

	December 31,
	2012	2013

Research and development tax credit receivable	$1,033	$1,744
Prepayments	358	427
Grant receivable	—	357
Sales tax receivable	45	209
Deposits	153	132

Other current assets	10	519
	$1,599	$3,388

7.	Property, Plant, and Equipment

Property, plant and equipment consisted of the following (in $000s):

	Useful lives in years from	December 31,
	date of acquisition	2012	2013

Leasehold improvements	5 to 15 years	$867	$922
Research and laboratory equipment	3 to 5 years	5,519	5,668
Office equipment and furniture	3 to 5 years	1,325	1,338
		7,711	7,928
Less: accumulated depreciation and amortization		(7,582)	(7,653)
		$129	$275

The depreciation and amortization of property, plant and equipment amounted to $0.2 million, $0.1 million and $0.1 million for the year ended December 31, 2011, 2012 and 2013, respectively.

Depreciation and amortization expense for the period from inception or August 13, 1996 through December 31, 2013 was $12.7 million. At December 31, 2012 and 2013 there were no assets held under capital lease arrangements.

8.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in $000s):

	December 31,
	2012	2013

Accrued research and development	$3,623	$3,565
Accrued legal and professional fees	1,118	265
Other current liabilities	860	842
	$5,601	$4,672

9.	Commitments and Contingencies

General

Please refer to Note 3 — Significant Contracts for further discussion of certain of the Company’s commitments and contingencies.

Leases

The following is a summary of the Company’s contractual obligations and commitments relating to its facilities leases as at December 31, 2013 (in $000s):

Operating Lease Obligations

2014	$499
2015	585
2016	585
2017	456
2018	431
Thereafter	2,867
Total	$5,423

Rent expense, which includes lease payments related to the Company’s research and development facilities and corporate headquarters and other rent related expenses was $0.6 million for each of the years ended December 31, 2011 and 2012. For the year ended December 31, 2013, rent expense was $0.8 million.

In October 2000, the Company entered into a twenty-five year lease for its research and development facility in Dundee, Scotland. In November 2013, the Company entered into a one year commitment to sublease the aforementioned research and development facility in Dundee, Scotland and recognized approximately $23,000 in sublease income for the year ended December 31, 2013. In May 2011, the Company extended its lease for office space at its headquarters in Berkeley Heights, New Jersey, for an additional five years.

Please refer to Note 5 — Fair Value for further discussion of certain of the Company’s commitments and contingencies.

Preferred Dividends

The Company’s Board of Directors considers numerous factors in determining whether to declare the quarterly dividend pursuant to the certificate of designation governing the terms of the Company’s outstanding 6% Convertible Exchangeable Preferred Stock, including the requisite financial analysis and determination of a surplus. Accrued and unpaid dividends in arrears on preferred stock were $2.3 million, or $1.90 per share of preferred stock, as of December 31, 2012 and $0.6 million, or $1.90 per share, of preferred stock, as of December 31, 2013.

Legal Proceedings

On April 27, 2010, the Company was served with a complaint filed by Celgene Corporation in the United States District Court for the District of Delaware seeking a declaratory judgment that four of the Company’s own patents, claiming certain uses of romidepsin were invalid and not infringed by Celgene’s sale of ISTODAX® (romidepsin for injection). The Company subsequently counterclaimed for infringement of these four patents. On April 3, 2013, the Company entered into a definitive agreement with Celgene to sell to Celgene the four Cyclacel-owned patents related to uses of romidepsin and their foreign counterparts. In connection with the definitive agreement, in April 2013, Celgene made a one-time payment of $5.5 million to Cyclacel. As a result, the litigation between Cyclacel and Celgene in the United States District Court for the District of Delaware, case number 1:10-cv-00348-GMS, was dismissed by virtue of a jointly filed stipulation requesting the Court to enter an Order dismissing the litigation and the entry of such an Order. The $5.5 million gain from the sale of patents has been recorded in other income (expense), net, in the consolidated statement of operations.

10. Stockholders’ Equity

Preferred Stock

As of December 31, 2013, there were 335,273 shares of Preferred Stock issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board of Directors and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10 per share, plus accrued and unpaid dividends.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s shares of common stock at a conversion rate of approximately 0.06079 shares of common stock for each share of Preferred Stock based on a price of $164.50. The Company has reserved 20,381 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at December 31, 2013. The shares of previously-converted Preferred Stock have been retired, cancelled and restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors as shares of Preferred Stock of one or more series.

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

Conversion of Convertible Preferred Stock

During 2013, Cyclacel entered into agreements to exchange the Company’s Preferred Stock into shares of common stock. There were no exchanges of the Company’s Preferred Stock into shares of common stock during the year ended December 31, 2011 or 2012. The table below provides details of the aggregate activities in 2013:

Year ended December 31, 2013
Preferred shares exchanged	877,869
Common shares issued:
At stated convertible option	53,366
Incremental shares issued under the exchange transaction	1,631,105
Total common shares issued	1,684,471

As the Preferred Stock stockholders received additional shares of common stock issued to them upon conversion as compared to what they would have been entitled to receive under the stated rate of exchange, the Company recorded the excess of (1) the fair value of all securities and other consideration transferred to the holders of the Preferred Stock and (2) the fair value of securities issuable pursuant to the original conversion terms as an increase in the net loss attributable to common shareholders. Specifically, the Company recorded deemed dividends related to the additional shares issued under the exchange transactions of $9.0 million for the year ended December 31, 2013.

Common Stock

November 2013 Stock Purchase Agreement

The December 14, 2012 common stock purchase agreement with Aspire was terminated on November 14, 2013, and on that day, the Company entered into a new common stock purchase agreement with Aspire. Upon execution of the Purchase Agreement, Aspire purchased 511,509 shares of common stock for an aggregate purchase price of $2.0 million. Under the terms of the Purchase Agreement, Aspire has committed to purchase up to an additional 3,042,038 shares from time to time as directed by the Company or, in certain instances, as agreed to by both parties, over the next two years at prices derived from the market prices on or near the date of each sale. However, such commitment is limited to an additional $18.0 million of share purchases. In consideration for entering into the Purchase Agreement, concurrent with the execution of the Purchase Agreement, the Company issued 166,105 shares of the Company’s common stock to Aspire in lieu of a commitment fee. The value of these shares has been recorded as a component of other assets and is being amortized over the term of the Purchase Agreement on a straight-line basis, except to the extent that shares are purchased on an accelerated basis, in which case the Company will accelerate the amortization of the deferred charge.

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

December 2012 Stock Purchase Agreement

On December 14, 2012, the Company entered into a common stock purchase agreement with Aspire. Upon execution of the Purchase Agreement, Aspire purchased 158,982 shares of common stock for an aggregate purchase price of $1.0 million based on the closing price of the Company’s common stock on December 13, 2012, the date upon which the business terms were agreed. Under the terms of the purchase agreement, Aspire committed to purchase up to an additional 1,455,787 shares from time to time as directed by the Company over the next two years at prices derived from the market prices on or near the date of each sale. However, such commitment was limited to an additional $19.0 million of share purchases. In consideration for entering into the purchase agreement, concurrent with the execution of the purchase agreement, the Company issued 74,548 shares of its common stock to Aspire for no consideration. The fair value of the 74,548 shares of common stock along with the direct costs incurred in the connection with the Aspire transaction have been allocated to the shares sold at inception of this agreement and the right to sell additional shares in the future based on the ratio of shares sold at inception to the listed shares subject to this agreement. As a result, the Company recorded an expense of $0.4 million on its consolidated statements of operations for the year ended December 31, 2012. The agreement terminated on November 14, 2013 and no rights or obligations remain under the agreement.

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

Under the terms of the purchase agreement, the investors purchased 669,726 shares of the Company’s common stock at a price of $4.53, which is equal to the 10-day average closing price of the Company’s common stock for the period ending on March 21, 2012. The shares issued at closing were subject to a lock-up period of one year from the date of issuance. See Note 5 - Fair Value for further details.

In addition to the common stock, investors received contractual rights to receive cash equal to 10% of any future litigation settlement related to the specified intellectual property, subject to a cap. In April 2013, the Economic Rights were settled for payment of $0.6 million.

July 2011 Underwritten Offering

On July 7, 2011, the Company closed an underwritten offering for an aggregate of 1,088,235 units, at an offering price of $9.52 per unit, for gross proceeds of approximately $10.4 million. Each unit consists of (i) one share of common stock and (ii) a five-year warrant to purchase 0.5 of a share of common stock at an exercise price of $9.52 per share, exercisable beginning six months after the date of issuance. The shares of common stock and warrants were immediately separable. As of December 31, 2013, all warrants issued to the investors in connection with this financing were outstanding and have been classified as equity. The transaction date fair value of the warrants of approximately $3.5 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate — 1.74%, expected volatility - 99%, expected dividend yield - 0%, and a remaining contractual life of 5.00 years. Net proceeds of approximately $9.3 million, after underwriting discounts and commissions and other fees and expenses of approximately $1.1 million, were allocated based on relative transaction date fair values in the following manner: $6.8 million ($6.23 per share) and $2.5 million ($4.62 per warrant) to common shares and warrants, respectively.

October 2010 Private Placement

On October 7, 2010, the Company completed a private placement pursuant to which it sold approximately $15.2 million of its units to several institutional investors, for net proceeds of approximately $14.0 million. The units consist of one share of common stock and 0.5 of a warrant, with each whole warrant representing the right to purchase one share of common stock at an exercise price of $13.44 per share for a period of five years. As of December 31, 2013, all options and warrants issued to the investors are outstanding and have been classified as equity. The investors purchased a total of 1,189,027 units at a price of $12.78 per unit. The investors also had the right to acquire up to 594,513 additional units at a price of $11.69 per unit (for $6.9 million in gross proceeds) at any time up to nine months after closing or by July 6, 2011. As of July 6, 2011, the right to acquire the additional units lapsed. The transaction date fair value of the warrants and additional optional units was $5.1 million and $2.8 million, respectively. Net proceeds of approximately $14.0 million were allocated based on relative transaction date fair values in the following manner: $8.9 million ($7.49 per share), $3.3 million ($5.53 per warrant) and $1.8 million ($3.01 per optional unit) to common shares, warrants and the additional optional units, respectively.

January 2010 Registered Direct Financings

On January 25, 2010, the Company completed the sale of 335,714 units in a “registered direct” offering at a purchase price of $17.50 per unit to certain institutional investors of the Company for gross proceeds of approximately $5.9 million. Each unit consisted of one share of the Company’s common stock and one warrant to purchase 0.30 of one share of its common stock. The warrants have a five-year term from the date of issuance and are exercisable beginning six months from the date of issuance at an exercise price of $19.95 per share of common stock. As of December 31, 2013, warrants issued to the investors have been classified as equity. The transaction date fair value of the warrants of $1.0 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate - 2.39%, expected volatility - 90%, expected dividend yield - 0%, and a remaining contractual life of 5.00 years. As of December 31, 2013, all the warrants are outstanding. Net proceeds of approximately $5.4 million were allocated based on relative transaction date fair values in the following manner: $4.5 million ($13.51 per share) to common shares and $0.9 million ($9.03 per warrant) to the warrants.

On January 13, 2010, the Company completed the sale of 407,143 units in a “registered direct” offering to certain institutional investors. Each unit was sold at a purchase price of $17.57 per unit and consists of one share of the Company’s common stock and one warrant to purchase 0.25 of one share of its common stock for gross proceeds of approximately $7.2 million. The warrants have a five-year term from the date of issuance and are exercisable beginning six months from the date of issuance at an exercise price of $22.82 per share of common stock. As of December 31, 2013, warrants issued to the investors have been classified as equity. The transaction date fair value of the warrants of $1.3 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate - 2.55%, expected volatility - 90%, expected dividend yield - 0%, and a remaining contractual life of 5.00 years. As of December 31, 2013, all the warrants are outstanding. Net proceeds of approximately $6.5 million were allocated based on relative transaction date fair values in the following manner: $5.6 million ($13.65 per share) to common shares and $0.9 million ($9.24 per warrant) to the warrants.

July 2009 Registered Direct Financing

On July 29, 2009, the Company sold its securities to select institutional investors consisting of 571,429 units in a “registered direct” offering at a purchase price of $5.95 per unit. Each unit consisted of (i) one share of the Company’s common stock, (ii) one warrant to purchase 0.625 of one share of common stock (a “Series I Warrant”) and (iii) one warrant to purchase 0.1838805 of one share of common stock (a “Series II Warrant”). The Series I Warrants had a seven-month term from the date of issuance and were exercisable beginning six months from the date of issuance at an exercise price of $7.00 per share of common stock. During the first quarter of 2010, all of the Series I Warrants were exercised for $2.5 million. The Series II Warrants have a five-year term from the date of issuance and are exercisable beginning six months from the date of issuance at an exercise price of $7.00 per share of common stock. During the first quarter of 2010, 6,181 common shares were issued upon exercise of Series II Warrants with proceeds of $43,266. There were no exercises during the years ended December 31, 2012 or 2013.

The net proceeds to the Company from the sale of the units, after deducting for the placement agent’s fees and offering expenses, were approximately $2.9 million. As of December 31, 2013, the remaining Series II Warrants are outstanding and exercisable into 98,893 of the Company’s shares of common stock have been classified as equity. The transaction date fair value of the Series II Warrants of $0.6 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate - 2.69%, expected volatility - 90%, expected dividend yield - 0%, and a remaining contractual life of 5.00 years.

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

Common Stock Warrants Classified as Liabilities

In connection with the Company’s February 16, 2007 “registered direct” offering, the Company issued to investors warrants to purchase 151,773 shares of common stock. The warrants issued to the investors are being accounted for as a liability. At the date of the transaction, the fair value of the warrants of $6.8 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate - 4.58%, expected volatility - 85%, expected dividend yield - 0%, and a remaining contractual life of 6.88 years. The value of the warrant is being remeasured each reporting period as a derivative gain or loss on the consolidated statement of operations until exercised or expiration. The Company determined that the warrants had no value at December 31, 2012 and 2013 because of the market price of the Company’s common stock compared to the exercise price of the warrants and the expiration of the warrants in February 2014. The Company recognized the change in the value of warrants of $0.6 million and $0.1 million as gains on the consolidated statements of operations for the years ended December 31, 2011 and 2012, respectively. There was no change in the value of warrants for the year ended December 31, 2013.

Summary of Outstanding Warrants

The following table summarizes information about warrants outstanding at December 31, 2013:

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

Exercise of Stock Options

During the year ended December 31, 2012, 33,351 shares of common stock were issued from the exercise of stock options resulting in proceeds of approximately $0.1 million. During the year ended December 31, 2013, there were no stock options exercised.

11.	Stock-Based Compensation Arrangements

ASC 718 requires compensation expense associated with share-based awards to be recognized over the requisite service period, which for the Company is the period between the grant date and the date the award vests or becomes exercisable. Most of the awards granted by the Company (and still outstanding), vest ratably over three to four years. Certain awards made to executive officers vest over three to five years, depending on the terms of their employment with the Company.

The Company recognizes all share-based awards under the straight-line attribution method. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company evaluates its forfeiture assumptions quarterly and the expected forfeiture rate is adjusted when necessary. Ultimately, the actual expense recognized over the vesting period is based on only those shares that vest.

Stock based compensation has been reported within expense line items on the consolidated statement of operations for 2011, 2012 and 2013 as shown in the following table (in $000s):

	Year ended December 31, 2011	Year ended December 31, 2012	Year ended December 31, 2013

Research and development	$171	$71	$75
General and administrative	669	266	282
Net (loss) income from discontinued operations	42	43	—
Stock-based compensation costs before income taxes	$882	$380	$357

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

The Company granted approximately 494,663 options to employees and directors with a grant date fair value of approximately $1.6 million, of which approximately $0.4 million has been recorded as compensation cost in the consolidated statement of operations for the year ended December 31, 2013. During 2012, the Company granted approximately 33,571 options to employees and directors with a grant date fair value of approximately $0.1 million, of which approximately $12,000 has been recorded as compensation cost for the year ended December 31, 2012. During 2011, the Company granted approximately 28,500 options to employees and directors with a grant date fair value of approximately $0.2 million, of which approximately $24,000 was expensed during the year ended December 31, 2011. The weighted average grant-date fair values of options granted during the year ended December 31, 2011, 2012, and 2013 were $8.05, $2.52, and $3.25, respectively.

As of December 31, 2013, the total remaining unrecognized compensation cost related to the non-vested stock options amounted to approximately $1.5 million, which will be amortized over the weighted-average remaining requisite service period of 2.83 years.

During the years ended December 31, 2011, 2012 and 2013, the Company did not settle any equity instruments with cash.

There were no stock option exercises during 2013. The Company received $0.1 million from the exercise of 33,351 options during 2012. The total intrinsic value of options exercised during 2012 was approximately $0.1 million. The Company received $3,000 from the exercise of 948 stock options during 2011. The total intrinsic value of options exercised during 2011 was approximately $7,000. No income tax benefits were recorded for the years ended December 2011, 2012 and 2013 because ASC 718 prohibits recognition of tax benefits for exercised stock options until such benefits are realized. The Company was not able to benefit from the deduction for exercised stock options for the years ended December 31, 2011, 2012 and 2013 because the Company incurred tax losses in each of those years.

Outstanding Options

A summary of the share option activity and related information is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000s)
Options outstanding at December 31, 2011	502,249	$26.11	6.44	$140
Granted	33,571	$3.29
Exercised	(33,351)	$3.09
Cancelled/forfeited	(39,446)	$20.21
Options outstanding at December 31, 2012	463,023	$26.61	5.58	$347
Granted	494,663	$4.22
Exercised	—
Cancelled/forfeited	(8,001)	$18.55
Options outstanding at December 31, 2013	949,685	$15.02	7.38	$152
Unvested at December 31, 2013	528,754	$4.49	9.76	$50
Vested and exercisable at December 31, 2013	420,931	$28.25	4.40	$101

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718 using the following assumptions:

	Year ended December 31, 2011	Year ended December 31, 2012	Year ended December 31, 2013
Expected term (years)	5 — 6	6	5 —6
Risk free interest rate	1.47 — 2.29%	0.95%	0.84% - 1.865%
Volatility	93 — 99%	98%	97—108%
Expected dividend yield over expected term	0.00%	0.00%	0.00%
Resulting weighted average grant date fair value	$8.05	$2.52	$3.25

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

The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. During the years ended December 31, 2011, 2012 and 2013, the Company recognized an expense of $0.2 million, income of approximately $0.1 million, and expense of approximately $40,000, respectively, as a result of revised forfeiture rates.

The weighted average risk-free interest rate represents interest rate for treasury constant maturities published by the Federal Reserve Board. If the term of available treasury constant maturity instruments is not equal to the expected term of an employee option, Cyclacel uses the weighted average of the two Federal Reserve securities closest to the expected term of the employee option.

Restricted Stock Units

The Company issued 34,000 and 12,281 restricted stock units, each of which entitles the holders to receive a share of the Company’s common stock, to senior executives of the Company in December 2011, and to employees in January 2012 and February 2012. The 2011 and 2012 grants vest over three years. The Company issued 85,097 restricted stock units to employees during the year end December 31, 2013. The 2013 restricted stock units will vest upon the fulfillment of certain clinical and financial conditions and will terminate if they have not vested by December 31, 2014. The Company determined that the satisfaction of the vesting criteria was not probable at December 31, 2013 and, as a result, did not record any expense related to these awards for the year ended December 31, 2013. A restricted stock unit grant is accounted for at fair value at the date of grant which is equivalent to the market price of a share of the Company’s common stock, and an expense is recognized over the vesting term. As of December 31, 2013, the total remaining unrecognized compensation cost related to the non-vested restricted stock amounted to $0.1 million, which will be amortized over the weighted-average remaining requisite service period of 1.06 years. Summarized information for restricted stock units activity for the years ended December 31, 2012 and 2013 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Value Per Share
Non-vested at December 31, 2011	36,463	$5.60
Granted	12,281	$3.85
Forfeited	(6,904)	$4.99
Vested	(2,463)	$3.08
Non-vested at December 31, 2012	39,377	$5.34
Granted	85,097	$5.71
Forfeited	(5,226)	$5.00
Non-vested at December 31, 2013	119,248	$5.62

12.	Employee Benefit Plans

Pension Plan

The Company operates a defined contribution group personal pension plan for all of its UK based employees. Company contributions to the plan totaled approximately $0.1 million for each of the years ended December 31, 2011, 2012 and 2013.

401(k) Plan

The 401(k) Plan provides for matching contributions by the Company in an amount equal to the lesser of 100% of the employee’s deferral or 6% of the U.S. employee’s qualifying compensation. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to the employees until withdrawn. Company matching contributions are tax deductible by the Company when made. Company employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit of $17,000 if under 50 years old and $22,500 if over 50 years old in 2012 and to have those funds contributed to the 401(k) Plan. For each of the years ended December 31, 2011, 2012 and 2013, the Company made contributions of approximately $0.1 million to the 401(k) Plan.

13.	Discontinued Operations

On August 10, 2012, the Company entered into an agreement with Sinclair to terminate, effective September 30, 2012, the distribution agreements relating to the promotion and sale of Xclair®, Numoisyn® Lozenges and Numoisyn® Liquid.

Product revenue, cost of goods sold, and selling, general and administrative costs related to the promotion and sale of the Xclair®, Numoisyn® Liquid and Numoisyn® Lozenges have been reclassified from operating results from continuing operations to (loss) income from discontinued operations in the consolidated statement of operations for all periods presented as follows (in $000s):

	Year ended December 31, 2011	Year ended December 31, 2012	Year ended December 31, 2013	Period from August 13, 1996 (inception) to December 31, 2013

Product revenue	$699	$583	$—	$3,604
Cost of goods sold	(360)	(293)	—	(2,045)
Selling, general and administrative	(979)	(607)	—	(9,295)
Goodwill and intangible impairment	—	—	—	(5,187)
Interest income	—	32	91	123
Interest expense	—	—	—	(110)
Gain on termination of license agreement	—	1,192	—	1,192
(Loss) income from discontinued operations	(640)	907	91	(11,718)
Income tax expense	—	(337)	(34)	(371)
(Loss) income from discontinued operations, net of tax	$(640)	$570	$57	$(12,089)

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

The assets and liabilities associated with product promotion and sale have been classified within assets and liabilities of discontinued operations in the accompanying consolidated balance sheets (in $000s):

	December 31, 2012	December 31, 2013

Current assets of discontinued operations:
Short term portion of minimum royalty arrangement receivable, net	$536	$379
Returns indemnification receivable	325	260
Total current assets of discontinued operations	861	639
Long-term assets of discontinued operations:
Long-term portion of minimum royalty arrangement receivable, net	353	72
Total assets of discontinued operations	$1,214	$711

Current liabilities of discontinued operations:
Accounts payable	$10	$—
Returns provision	325	260
Total current liabilities of discontinued operations	$335	$260

14.	Taxes

Loss from continuing operations before taxes is comprised of the following components for the years ended December 31, 2011, 2012 and 2013 (in $000s):

	Year ended December 31, 2011	Year ended December 31, 2012	Year ended December 31, 2013

Domestic	$904	$(2,009)	$1,132
Foreign	(16,072)	(13,098)	(13,012)
Loss from continuing operations before taxes	$(15,168)	$(15,107)	$(11,880)

The benefit for income taxes from continuing operations consists of the following (in $000s):

	Year ended December 31, 2011	Year ended December 31, 2012	Year ended December 31, 2013

Current — domestic	$—	$—	$(25)
Current — foreign	565	1,014	1,695
Current — total	565	1,014	1,670
Deferred — domestic	—	337	—
Income tax benefit	$565	$1,351	$1,670

The Company has incurred a taxable loss in each of the operating periods since incorporation. The income tax credits of $0.6 million, $1.4 million and $1.7 million for the years ended December 31, 2011, 2012 and 2013, respectively, represent UK research and development (“R&D”) tax credits receivable against such expenditures in the United Kingdom that are refundable.

A reconciliation of the (benefit) provision for income taxes from continuing operations with the amount computed by applying the statutory federal tax rate to loss from continuing operations before income taxes is as follows (in $000s):

	Year ended December 31, 2011	Year ended December 31, 2012	Year ended December 31, 2013

Loss from continuing operations before taxes	$(15,168)	$(15,107)	$(11,880)

Income tax expense computed at statutory federal tax rate	(5,157)	(5,136)	(4,039)
Disallowed expenses and non-taxable income	(141)	176	62
Loss surrendered to generate R&D credit	1,372	3,025	4,833
Additional research and development tax relief	(2,260)	(2,656)	(4,418)
Change in valuation allowance	2,952	(579)	6,302
Research and development tax credit rate difference	—	—	—
Research and development true up	—	—	(4,530)
Foreign items, including change in tax rates, and other	2,669	3,819	120
	$(565)	$(1,351)	$(1,670)

Significant components of the Company’s deferred tax assets are shown below (in $000s):

	December 31,
	2012	2013

Net operating loss carryforwards	$42,399	$46,144
Depreciation, amortization and impairment of property and equipment	1,654	67
Stock options	1,451	1,651
Accrued expenses	3,389	3,373
Research and development credits	—	4,530
Other	45	82
Translation adjustment	1,277	660
Deferred tax assets	50,215	56,507
Valuation allowance for deferred tax assets	(50,215)	(56,507)
Net deferred taxes	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. A valuation allowance has been established, as realization of such assets is uncertain.

The Company’s management evaluated the positive and negative evidence bearing upon the realizability of its deferred assets, and has determined that, at present, the Company may not be able to recognize the benefits of the deferred tax assets under the more likely than not criteria. Accordingly, a valuation allowance of approximately $56.5 million has been established at December 31, 2013. The valuation allowance increased by approximately $6.3 million in 2013.

In certain circumstances, as specified in the Tax Reform Act of 1986, due to ownership changes, the Company’s ability to utilize its NOL carryforwards may be limited. The benefit of deductions from the exercise of stock options is included in the net operating loss (“NOL”) carryforwards. The benefit from these deductions will be recorded as a credit to additional paid-in capital if and when realized through a reduction of cash taxes. As of December 31, 2012 and 2013, the Company had federal NOLs of $19.2 million and $22.1 million and foreign NOLs of $153.4 million and $162.4 million, respectively. The Company has federal NOLs that will start to expire in 2027, and state NOLs totaling $21.3 million will start expiring in 2023. The Company’s foreign NOL’s do not expire under UK tax law.

Utilization of the NOLs may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company completed a Section 382 study as of December 31, 2013 noting there was no ownership change since the Company’s formation. Management has evaluated all significant tax positions at December 31, 2012 and 2013 and concluded that there are no material uncertain tax positions. The Company would recognize both interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception.

Tax years 2011, 2012 and 2013 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United Kingdom and the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the United Kingdom’s H.M. Revenue & Customs, the Internal Revenue Service (“IRS”) or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by the IRS or any other jurisdictions for any tax years.

15.   Geographic Information

Geographic information for the years ended December 31, 2011, 2012 and 2013 is as follows:

	Year ended December 31, 2011	Year ended December 31, 2012	Year ended December 31, 2013
	$000	$000	$000
Revenue
United Kingdom	—	69	1,084
Total Revenue	—	69	1,084
Net loss
United States:
Continuing operations	565	(1,672)	1,114
Discontinued operations	(640)	570	57
Total United States	(75)	(1,102)	1,171
United Kingdom	(15,168)	(12,084)	(11,324)
Total Net Loss	(15,243)	(13,186)	(10,153)

	December 31,
	2012	2013
	$000	$000
Total Assets
United States:
Continuing operations	14,286	27,837
Discontinued operations	1,214	711
Total United States	15,500	28,548
United Kingdom	3,854	6,972
Total Assets	19,354	35,520

Long Lived Assets, net
United States:
Continuing operations	25	5
Discontinued operations	—	—
Total United States	25	5
United Kingdom	104	270
Total Long Lived Assets, net	129	275

16.   Subsequent Events

Preferred Stock Dividend

On March 17, 2014, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s Preferred Stock with respect to the first quarter of 2014. The Company is expected to pay the dividend on May 1, 2014 to holders of record of the Preferred Stock as of the close of business on April 18, 2014.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013.

Pursuant to this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

Based on this assessment, management determined that, as of December 31, 2013, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

(c) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by item 10 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2013 fiscal year pursuant to Regulation 14A for its 2014 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by item 11 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2013 fiscal year pursuant to Regulation 14A for its 2014 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by item 12 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2013 fiscal year pursuant to Regulation 14A for its 2014 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by item 13 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2013 fiscal year pursuant to Regulation 14A for its 2014 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by item 14 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2013 fiscal year pursuant to Regulation 14A for its 2014 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report are as follows:

(1)	See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 of this Annual Report on Form 10-K.

(2)	Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

(3)	The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

(b) Exhibits:

EXHIBIT NUMBER	DESCRIPTION

1.1	Placement Agent Agreement, dated July 23, 2009, by and between the Company and Lazard Capital Markets LLC (previously filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on July 24, 2009, and incorporated herein by reference).

1.2	Placement Agent Agreement, dated January 11, 2010, by and between the Company and ROTH Capital Partners, LLC (previously filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 11, 2010, and incorporated herein by reference).

1.3	Placement Agent Agreement, dated January 21, 2010, by and between the Company and ROTH Capital Partners, LLC (previously filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 21, 2010, and incorporated herein by reference).

1.4	Underwriting Agreement, dated as of June 30, 2011, by and among the Company, Leerink Swan LLC and Lazard Capital Markets LLC (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on July 1, 2011, and incorporated herein by this reference).

1.5	Underwriting Agreement, dated May 16, 2013, by and between the Company and JMP Securities LLC (previously filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 16, 2013, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Cyclacel Pharmaceuticals, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on April 1, 2103, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Cyclacel Pharmaceuticals, Inc. (Previously filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, File No. 000-50626, originally filed with the SEC on March 31, 2011 and incorporated herein by reference).

3.3	Preferred Stock Certificate of Designations (previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on November 5, 2004, and incorporated herein by reference).

4.1	Specimen of Common Stock Certificate (previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, File No. 333-109653, originally filed with the SEC on October 10, 2003, as subsequently amended, and incorporated herein by reference).

4.2	Specimen of Preferred Stock Certificate of Designation (previously filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-1, File No. 333-119585, originally filed with the SEC on October 7, 2004, as subsequently amended, and incorporated herein by reference).
4.3	Form of Warrant to purchase shares of Cyclacel Pharmaceuticals, Inc. Common Stock (previously filed as Exhibit 4.1the Registrant’s Current Report on Form 8-K, originally filed with the SEC on October 5, 2010, and incorporated herein by reference).

4.4	Form of Series I Warrant to purchase shares of Cyclacel Pharmaceuticals, Inc. Common Stock (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on July 24, 2009, and incorporated herein by reference).

4.5	Form of Series II Warrant to purchase shares of Cyclacel Pharmaceuticals, Inc. Common Stock (previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on July 24, 2009, and incorporated herein by reference).

4.6	Form of Warrant to purchase shares of Cyclacel Pharmaceuticals, Inc. Common Stock (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 11, 2010, and incorporated herein by reference).

4.7	Form of Warrant to purchase shares of Cyclacel Pharmaceuticals, Inc. Common Stock (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 21, 2010, and incorporated herein by reference).

4.8	Form of Warrant to purchase shares of Cyclacel Pharmaceuticals, Inc. Common Stock (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on July 1, 2011, and incorporated herein by reference).

4.9

Registration Rights Agreement, dated as of December 14, 2012, by and between the Company and Aspire Capital Fund, LLC (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 17, 2012, and incorporated herein by reference).

4.10	Registration Rights Agreement, dated November 14, 2013, by and between the Company and Aspire Capital Fund, LLC (previously filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed with the SEC on November 14, 2013, and incorporated herein by reference).

10.1	Stock Purchase Agreement, dated December 15, 2005, between Xcyte Therapies, Inc., and Cyclacel Group plc (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 20, 2005, and incorporated herein by reference).

10.2	Amendment No. 1 to the Stock Purchase Agreement, dated January 13, 2006, between Xcyte Therapies Inc., and Cyclacel Group plc (previously filed as exhibit 2.1 to the Registrant’s current report on Form 8-K filed with the Commission on January 19, 2006, and incorporated herein by reference).

10.3†	Amended and Restated Equity Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 24, 2012, and incorporated herein by reference).

10.4†*	Employment Agreement by and between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis, dated as of January 1, 2014.

10.5†*	Employment Agreement by and between Cyclacel Pharmaceuticals, Inc. and Paul McBarron, dated as of January 1, 2014.

10.6†	Form of Change in Control Agreement by and between Cyclacel Pharmaceuticals, Inc. and Dr. Judy Chiao, dated as of December 10, 2010 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 14, 2010, and incorporated herein by reference).

10.7	Form of Subscription Agreement between the Company and certain investors (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on July 24, 2009, and incorporated herein by reference).

10.8	Form of Subscription Agreement between the Company and certain investors (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 11, 2010, and incorporated herein by reference).

10.9	Form of Subscription Agreement between the Company and certain investors (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 21, 2010, and incorporated herein by reference).

10.10	Purchase Agreement, dated as of October 4, 2010, by and between Cyclacel Pharmaceuticals, Inc. and each Investor named therein (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on October 5, 2010, and incorporated herein by reference).

10.11	Form of Registration Rights Agreement by and among the Company and the Investors named therein (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on October 5, 2010, and incorporated herein by reference).

10.12	Agreement between the Company and Scottish Enterprise dated March 27, 2006 (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2009, originally filed with the SEC on August 13, 2009, and incorporated herein by reference).

10.13	Addendum to Agreement between the Company and Scottish Enterprise dated June 22, 2009 (previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2009, originally filed with the SEC on August 13, 2009, and incorporated herein by reference).

10.14#	License Agreement by and between Sankyo Co., Ltd. and Cyclacel Limited, dated September 10, 2003, and letter amendments dated April 1, 2004 and April 28, 2004 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2011, originally filed with the SEC on August 12, 2011, and incorporated herein by reference).

10.15#	Amendment No. 4 to License Agreement between Daiichi Sankyo Company, Limited and Cyclacel Limited, dated July 11, 2011(previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2011, originally filed with the SEC on August 12, 2011, and incorporated herein by reference).

10.16#	Purchase Agreement, dated as of March 22, 2012, by and among the Company and the investors signatory thereto (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2012, originally filed with the SEC on May 15, 2012, and incorporated herein by reference).

10.17	Securities Exchange Agreement, dated December 31, 2012, by and between the Company and Tang Capital Partners, LP. (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed with the SEC on May 13, 2013, and incorporated herein by reference).

10.18	Securities Exchange Agreement, dated March 27, 2013, by and between the Company and Tang Capital Partners, LP. (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, originally filed with the SEC on May 13, 2013, and incorporated herein by reference).

10.19	Common Stock Purchase Agreement, dated November 14, 2013, by and between the Company and Aspire Capital Fund, LLC (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed with the SEC on November 14, 2013, and incorporated herein by reference).

21*	Subsidiaries of Cyclacel Pharmaceuticals, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Independent Registered Public Accounting Firm.

23.3*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Spiro Rombotis, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Paul McBarron, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Spiro Rombotis, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2**	Certification of Paul McBarron, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

101***	The following materials from Cyclacel Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

†	Indicates management compensatory plan, contract or arrangement.
#	Confidential treatment has been granted with respect to certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities and Exchange Act of 1934, as amended.
*	Filed herewith.
**	Furnished herewith.
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: March 26, 2014	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer & Executive Vice President, Finance

(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Spiro Rombotis	President & Chief Executive Officer	March 26, 2014
Spiro Rombotis	(Principal Executive Officer) and Director

/s/ Paul McBarron	Chief Operating Officer, Chief Financial Officer & Executive Vice President, Finance	March 26, 2014
Paul McBarron
(Principal Financial and Accounting Officer) and Director

/s/ Dr. David U’Prichard	Chairman	March 26, 2014
Dr. David U’Prichard

/s/ Dr. Christopher Henney	Vice Chairman	March 26, 2014
Dr. Christopher Henney

/s/Dr. Nicholas Bacopoulos	Director	March 26, 2014
Dr. Nicholas Bacopoulos

/s/ Sir John Banham	Director	March 26, 2014
Sir John Banham

/s/Gregory Hradsky	Director	March 26, 2014
Gregory Hradsky

/s/Lloys Sems	Director	March 26, 2014
Lloyd Sems

