Form 10-Q
period 2014-03-31
Cyclacel Pharmaceuticals, Inc.
filed 2014-05-13
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 12, 2014 there were 22,676,475 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

	December 31,	March 31,
	2013	2014
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,146	$28,154
Prepaid expenses and other current assets	3,388	4,718
Current assets of discontinued operations	639	580
Total current assets	35,173	33,452
Property and equipment (net)	275	285
Long-term assets of discontinued operations	72	48
Total assets	$35,520	$33,785
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,545	$4,719
Accrued and other current liabilities	4,672	3,811
Other liabilities measured at fair value	20	20
Current liabilities of discontinued operations	260	260
Total current liabilities	7,497	8,810
Total liabilities	7,497	8,810
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2013 and March 31, 2014; 335,273 shares issued and outstanding at December 31, 2013 and March 31, 2014. Aggregate preference in liquidation of $3,989,749 at December 31, 2013 and March 31, 2014.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2013 and March 31, 2014; 19,369,332 and 19,819,332 shares issued and outstanding at December 31, 2013 and March 31, 2014, respectively.	19	20
Additional paid-in capital	317,543	319,355
Accumulated other comprehensive income (loss)	(109)	(101)
Deficit accumulated during the development stage	(289,430)	(294,299)
Total stockholders’ equity	28,023	24,975
Total liabilities and stockholders’ equity	$35,520	$33,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,		Period from August 13, 1996 (inception) to March 31,
	2013	2014	2014
Revenues:
Collaboration and research and development revenue	$—	$—	$3,100
Grant revenue	212	396	5,197
Total revenues	212	396	8,297
Operating expenses:
Research and development	1,580	4,344	208,012
General and administrative	2,683	1,462	98,654
Goodwill and intangibles impairment	—	—	2,747
Other restructuring costs	—	—	2,634
Total operating expenses	4,263	5,806	312,047
Operating loss	(4,051)	(5,410)	(303,750)
Other income (expense):
Costs associated with aborted 2004 IPO	—	—	(3,550)
Payment under guarantee	—	—	(1,652)
Change in valuation of financial instruments associated with stock purchase agreement	—	(47)	(568)
Change in valuation of Economic Rights	570	—	547
Change in valuation of liabilities measured at fair value	—	—	6,378
Foreign exchange gains (losses)	120	10	(3,933)
Interest income	1	1	13,761
Interest expense	—	—	(4,567)
Other income, net	4	—	5,624
Total other income (expense)	695	(36)	12,040
Loss from continuing operations before taxes	(3,356)	(5,446)	(291,710)
Income tax benefit	258	569	22,034
Net loss from continuing operations	(3,098)	(4,877)	(269,676)
Discontinued operations:
Income (loss) from discontinued operations	26	13	(11,705)
Income tax on discontinued operations	(10)	(5)	(376)
Net income (loss) from discontinued operations	16	8	(12,081)
Net loss	(3,082)	(4,869)	(281,757)
Dividend on preferred ordinary shares	—	—	(38,123)
Deemed dividend on convertible exchangeable preferred shares	(8,366)	—	(12,542)
Dividend on convertible exchangeable preferred shares	(122)	(50)	(4,733)
Net loss applicable to common shareholders	$(11,570)	$(4,919)	$(337,155)
Net loss per share, continuing operations — Basic and diluted	$(1.18)	$(0.25)
Net loss per share, discontinued operations – Basic and diluted	$0.00	$0.00
Net loss applicable to common shareholders — Basic and diluted	$(1.18)	$(0.25)
Weighted average shares of common stock outstanding	9,790,474	19,530,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended March 31,		Period from August 13, 1996 (inception) to March 31,
	2013	2014	2014
Net loss from continuing operations	$(3,098)	$(4,877)	$(269,676)
Net income (loss) from discontinued operations	16	8	(12,081)
Net loss	(3,082)	(4,869)	(281,757)
Translation adjustment	6,652	(959)	(3,152)
Unrealized foreign exchange gain (loss) on intercompany loans	(6,893)	967	3,051
Comprehensive loss	$(3,323)	$(4,861)	$(281,858)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In $000s)
(Unaudited)

	Three Months Ended March 31,		Period from August 13, 1996 (inception) to March 31,
	2013	2014	2014
Operating activities:
Net loss	$(3,082)	$(4,869)	$(281,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of interest on notes payable, net of amortization of debt premium	—	—	100
Amortization of investment premiums, net	—	—	(2,297)
Change in valuation of liabilities measured at fair value	(570)	—	(7,475)
Change in valuation of financial instruments associated with stock purchase agreement	—	47	568
Depreciation	26	23	12,708
Amortization of intangible assets	—	—	886
Fixed asset impairment	—	—	221
Unrealized foreign exchange (gains) losses	—	—	7,747
Deferred revenue	—	—	(98)
Compensation for warrants issued to non-employees	—	—	1,215
Gain on sale of patents	—	—	(5,500)
Shares issued for IP rights	—	—	446
Loss (gain) on disposal of property, plant and equipment	—	—	38
Goodwill and intangibles impairment	—	—	7,934
Stock-based compensation	72	187	19,947
Provision for restructuring	—	—	1,779
Amortization of issuance costs of Preferred Ordinary ‘C’ shares	—	—	2,517
Transaction costs on sale of Economic Rights	—	—	33
Gain on termination of distribution agreements	—	—	(1,192)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(482)	(1,360)	(2,858)
Accounts payable and other current liabilities	(1,332)	1,246	(3,049)
Net cash used in operating activities	(5,368)	(4,726)	(248,087)
Investing activities:
Purchase of ALIGN	—	—	(3,763)
Purchase of property, plant and equipment	(92)	(31)	(9,088)
Minimum royalty payments received from termination of ALIGN license agreement	132	96	492
Proceeds from sale of patents	—	—	5,500
Proceeds from sale of property, plant and equipment	—	—	225
Purchase of short-term investments on deposit, net of maturities	—	—	(156,657)
Cash proceeds from redemption of short term securities	—	—	162,729
Net cash provided by (used in) investing activities	40	65	(562)

CYCLACEL PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(In $000s)
(Unaudited)

	Three Months Ended March 31,		Period from August 13, 1996 (inception) to March 31,
	2013	2014	2014
Financing activities:
Payments of capital lease obligations	—	—	(3,719)
Proceeds from issuance of ordinary and preferred ordinary shares, net of issuance costs	—	—	121,678
Proceeds from issuance of common stock and warrants, net of issuance costs	3,414	1,676	124,865
Proceeds from the exercise of stock options and warrants, net of issuance costs	—	—	267
Payment of preferred stock dividend	(129)	(50)	(2,253)
Repayment of government loan	—	—	(455)
Government loan received	—	—	414
Loan received from Cyclacel Group plc	—	—	9,103
Proceeds of committable loan notes issued from shareholders	—	—	8,883
Loans received from shareholders	—	—	1,645
Cash and cash equivalents assumed on stock purchase of Xcyte	—	—	17,915
Costs associated with stock purchase	—	—	(1,951)
Net cash provided by financing activities	3,285	1,626	276,392
Effect of exchange rate changes on cash and cash equivalents	(230)	43	411
Net (decrease) increase in cash and cash equivalents	(2,273)	(2,992)	28,154
Cash and cash equivalents, beginning of period	16,412	31,146	—
Cash and cash equivalents, end of period	$14,139	$28,154	$28,154

Supplemental cash flow information:
Cash received during the period for:
Interest	1	1	11,769
Taxes	—	—	19,742
Cash paid during the period for:
Taxes	—	25	25
Interest	—	—	(1,914)
Schedule of non-cash transactions:
Acquisitions of equipment purchased through capital leases	—	—	3,470
Issuance of shares of common stock in connection with license agreements	—	—	592
Issuance of Ordinary shares on conversion of bridging loan	—	—	1,638
Issuance of Preferred Ordinary ‘C’ shares on conversion of secured convertible loan notes and accrued interest	—	—	8,893
Issuance of Ordinary shares in lieu of cash bonus	181	—	345
Issuance of other long term payable on ALIGN acquisition	—	—	1,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Cyclacel Pharmaceuticals, Inc. (“Cyclacel” or “the Company”), a development-stage biopharmaceutical company, is a pioneer in the field of cell cycle biology with a vision to improve patient healthcare with orally available innovative medicines. Cyclacel’s goal is to develop and commercialize small molecule drugs that target the various phases of cell cycle control for the treatment of cancer and other serious diseases, particularly those of high unmet medical need.

Cyclacel’s clinical development priorities are focused on sapacitabine, an orally available, cell cycle modulating nucleoside analogue.

Sapacitabine is being evaluated in the SEAMLESS Phase 3 study being conducted under a Special Protocol Assessment (“SPA”) agreement with the US Food and Drug Administration (“FDA”) for the front-line treatment of acute myeloid leukemia (“AML”) in the elderly and in Phase 2 studies for AML, myelodysplastic syndromes (“MDS”), non-small cell lung cancer (“NSCLC”) and chronic lymphocytic leukemia. Sapacitabine is also being evaluated in a Phase 1 study in combination with seliciclib, our second clinical candidate, in patients with solid tumors, in particular those carrying gBRCA mutations. The FDA and the European Medicines Agency (“EMA”), have designated sapacitabine as an orphan drug for the treatment of both AML and MDS.

In our second development program we are evaluating cyclin dependent kinase, or CDK, inhibitors. CDKs are involved in cancer cell growth, metastatic spread and DNA damage repair. Seliciclib, our most advanced CDK inhibitor, is an oral, highly selective inhibitor of CDK enzymes. To date, seliciclib has been evaluated in several Phase 1 and 2 studies in various cancers, including NSCLC and nasopharyngeal cancer (“NPC”), and has shown signs of anti-cancer activity. Seliciclib will also be evaluated in an investigator-initiated clinical study to treat rheumatoid arthritis, or RA, supported by an approximately $1.5 million grant from the United Kingdom's Medical Research Council.

Our second generation CDK inhibitor, CYC065, is an oral, highly selective inhibitor of CDK enzymes. CYC065 has been shown to have increased anti-proliferative potency and improved pharmaceutical properties compared to seliciclib. Investigational new drug (“IND”), enabling studies with CYC065 are in progress supported by a $1.9 million grant from the Biomedical Catalyst of the United Kingdom government.

In addition to these development programs, in our polo-like kinase (“PLK”) inhibitor program, we have discovered CYC140 and other potent and selective small molecule inhibitors of PLK1, a kinase active during cell division, targeting the mitotic phase of the cell cycle. PLK was discovered by Professor David Glover, our Chief Scientist. We have received a grant award of approximately $3.7 million from the Biomedical Catalyst of the United Kingdom government to complete IND-directed preclinical development of CYC140.

We currently retain virtually all marketing rights worldwide to the compounds associated with our drug programs.

As a development stage enterprise, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

Capital Resources

The Company’s existing capital resources are expected to be sufficient to take the Company beyond the completion of the SEAMLESS Phase 3 trial but not sufficient to complete development of other indications or product candidates or to commercialize any of the Company’s product candidates.

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2014, the condensed consolidated statements of operations, comprehensive loss, and cash flows for the three months ended March 31, 2013 and 2014 and the period from August 13, 1996 (inception) to March 31, 2014, and all related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2013 is derived from the audited consolidated financial statements included in the 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the condensed consolidated balance sheet as of March 31, 2014, and the results of operations, comprehensive loss and cash flows for the three months ended March 31, 2014, have been made. The interim results for the three months ended March  31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Risks and Uncertainties

Drug candidates developed by the Company typically will require approvals or clearances from the FDA or other international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s drug candidates will receive any of the required approvals or clearances. If the Company was denied approval or clearance or such approval was delayed, or is unable to obtain the necessary financing to complete development and approval, there will be a material adverse impact on the Company’s financial condition and results of operations.

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, common stock warrants, financial instruments associated with stock purchase agreements, and other arrangements. The carrying amounts of cash and cash equivalents, accounts payable, and accrued liabilities approximate their respective fair values due to the nature of the accounts, notably their short maturities. The financial instruments associated with stock purchase agreements and certain other liabilities are measured at fair value using applicable inputs as described in Note 3 - Fair Value.

Revenue Recognition

Grant revenues from government agencies and private research foundations are recognized as the related qualified research and development costs are incurred, up to the limit of the prior approval funding amounts. Grant revenues are not refundable.

In prior periods, certain of the Company’s revenues were earned from collaborative agreements. The Company recognized revenue when persuasive evidence of an arrangement existed; delivery occurred or services were rendered; the fee was fixed or determinable; and collectability was reasonably assured. Determination of whether these criteria have been met was based on management’s judgments regarding the nature of the research performed, the substance of the milestones met relative to those that were still to be performed, and the collectability of any related fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

Credit is taken in the accounting period for research and development tax credits, which will be claimed from H. M. Revenue & Customs (“HMRC), the United Kingdom’s taxation and customs authority, in respect of qualifying research and development costs incurred in the same accounting period.

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

Income tax benefit, net from continuing operations, on the consolidated statements of operations of $0.6 million for the three months ended March 31, 2014 includes $0.6 million of research and development tax credits from the HMRC.

Stock-based Compensation

The Company grants stock options, restricted stock units and restricted stock to officers, employees and directors under the Amended and Restated Equity Incentive Plan (“2006 Plan”), which was approved on March 16, 2006, as amended on May 21, 2007, subsequently amended and restated on April 14, 2008, and further amended on May 23, 2012. Under the 2006 Plan, the Company has granted various types of awards, which are described more fully in Note 6 - Stock-Based Compensation Arrangements. The Company accounts for these awards under ASC 718 “Compensation — Stock Compensation” (“ASC 718”).

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

	March 31, 2013	March 31, 2014
Stock options	463,023	947,602
Restricted stock units	124,474	119,248
Convertible preferred stock	25,573	20,381
Contingently issuable common stock and common stock warrants associated with Economic Rights	220,595	—
Common stock warrants	1,973,27	1,440,022
Total shares excluded from calculation	2,807,092	2,527,253

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

Recent Events

On March 17, 2014, the Board of Directors (the “Board”) of the Company declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”). The cash dividend was paid on May 1, 2014 to the holders of record of the Preferred Stock as of the close of business on April 18, 2014.

Accounting Standards Adopted in the Period

On January 1, 2014 the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) relating to the presentation of an unrecognized tax benefit when a net operating loss carryforward (“NOL”), a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a NOL, a similar tax loss, or a tax credit carryforward, except to the extent it is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of this guidance has not had a material impact on our consolidated financial statements.

On January 1, 2014 the Company adopted guidance issued by the FASB relating to certain foreign currency matters. This guidance clarifies the parent company’s accounting for the cumulative translation adjustment when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity or of an investment in a foreign entity. The adoption of this guidance has not had a material impact on our consolidated financial statements.

On January 1, 2014 the Company adopted guidance issued by the FASB relating to obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The guidance should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements that exist at the beginning of an entity’s fiscal year of adoption. The adoption of this guidance has not had a material impact on our consolidated financial statements.

3.	FAIR VALUE

As defined in ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

The fair value of the Company’s financial assets and liabilities that are measured on a recurring basis were determined using the following inputs as of March 31, 2014 (in $000s):

	Level 1	Level 2	Level 3	Total
ASSETS
Cash equivalents	$22,648	$—	$—	$22,648
Financial instrument associated with stock Purchase Agreement	—	350	—	350
Total assets	$22,648	$350	$—	$22,998

LIABILITIES
Other liabilities measured at fair value:
Scottish Enterprise agreement	$—	$—	$20	$20
Other liabilities measured at fair value	—	—	20	20
Total liabilities	$—	$—	$20	$20

Financial Instrument Associated with Stock Purchase Agreement

On November 14, 2013, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire”) Aspire (the “Purchase Agreement”) under which Aspire purchased 511,509 shares of common stock for an aggregate purchase price of $2.0 million and committed to purchase up to an additional 3,042,038 shares from time to time as directed by the Company over the next two years at prices derived from the market prices on or near the date of each sale (see Note 8 – Stockholders’ Equity).

The Company has accounted for the right to sell additional shares under the Purchase Agreement based on the guidance of ASC 815 “Derivative Financial Instruments” (“ASC 815”), which requires the instrument to be measured at fair value with changes in fair value reported in earnings. The instrument had a fair value of $0.5 million at the date of the transaction and a fair value of $0.4 million as of December 31, 2013 and March 31, 2014. The $47,000 decrease in the fair value of the Purchase Agreement during the three months ended March 31, 2014 was recognized as a loss in the consolidated statements of operations. The primary inputs used to determine fair value are the price of the Company’s common stock, the remaining term, and aggregate share purchases on the measurement date. The fair value of the Purchase Agreement is remeasured each reporting period and gains or losses will continue to be reported until the agreement is exhausted or expired.

Economic Rights

In 2012, the Company entered into a financing agreement with certain existing institutional stockholders. Under the terms of the agreement, investors received contractual rights to receive cash equal to 10% of any future litigation settlement related to the specified intellectual property, subject to a cap (the “Economic Rights”). The Economic Rights were accounted for as a derivative financial instrument under ASC 815 and measured at fair value.

On April 3, 2013, the Company entered into a definitive agreement with Celgene Corporation (“Celgene”) to sell to Celgene four Cyclacel-owned patents related to the use of romidepsin injection, intellectual property to which the Economic Rights relates. In connection with the agreement, Celgene made to Cyclacel a one-time payment of $5.5 million and the litigation was dismissed. As a result, the holders of the Economic Rights were paid approximately $0.6 million in April 2013 in full satisfaction of the Company’s obligation under the Economic Rights. A $0.6 million decrease in the fair value of the Economic Rights during the three months ended March 31, 2013 was recognized as a gain in the consolidated statements of operations.

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

In addition, should a further reduction below current minimum staff levels be effectuated before July 2014 without SE’s prior consent, the Company may be obligated to pay up to £4 million to SE, which will be calculated as a maximum of £4 million (approximately $6.5 million at December 31, 2013 and $6.7 million at March 31, 2014) less the market value of the shares held by SE at the time staffing levels in Scotland fall below the prescribed minimum levels. If the Company were to have reduced staffing levels below the prescribed levels, the amount potentially payable to SE would have been approximately £3.8 million (approximately $6.3 million) and approximately £3.9 million (approximately $6.4 million) at December 31, 2013 and March 31, 2014, respectively.

This arrangement is accounted for as a liability under ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”), and is measured at fair value. Changes in fair value are recognized in earnings. Due to the nature of the associated contingency and the likelihood of occurrence, the Company has concluded the fair value of this liability was approximately $20,000 at December 31, 2013 and March 31, 2014, respectively. The most significant inputs in estimating the fair value of this liability are the probabilities that staffing levels fall below the prescribed minimum and that the Company is unable or unwilling to replace such employees within the prescribed time period. At both December 31, 2013 and March 31, 2014, the Company used a scenario analysis model to arrive at the fair value of the Scottish Enterprise Agreement and assumed a 30% probability of falling below a minimum staffing level and a 1% probability that the occurrence of such an event would not be cured within the prescribed time period. At each reporting period, the inputs used to determine the fair value of the liability will be evaluated to determine whether adjustments are appropriate. Any changes in the value of this liability are recorded in the consolidated statement of operations.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following is a summary of prepaid expenses and other current assets at December 31, 2013 and March 31, 2014 (in $000s):

	December 31,	March 31,
	2013	2014
Research and development tax credit receivable	$1,744	$2,329
Prepayments	427	1,077
Grant receivable	357	247
Sales tax receivable	209	440
Deposits	132	142
Other current assets	519	483
	$3,388	$4,718

5.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following (in $000s):

	December 31,	March 31,
	2013	2014
Accrued research and development	$3,565	$3,218
Accrued legal and professional fees	265	244
Other current liabilities	842	349
	$4,672	$3,811

6.	STOCK BASED COMPENSATION

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three months ended March 31, 2013 and 2014 as shown in the following table (in $000s):

	Three Months Ended March 31,
	2013	2014
General and administrative	$57	$129
Research and development	15	58
Stock-based compensation costs before income taxes	$72	$187

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

There were no options granted during the three months ended March 31, 2013 and 2014.

There were no stock options exercised during the three months ended March 31, 2013 and 2014. The Company does not expect to be able to benefit for the deduction for stock option exercises that may occur during the year ended December 31, 2014 because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income for the year ended December 31, 2014.

Outstanding Options

A summary of the share option activity and related information is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Options outstanding at December 31, 2013	949,685	$15.02	7.38	$152
Granted	—	$—
Exercised	—	$—
Cancelled/forfeited	(2,083)	$35.03
Options outstanding at March 31, 2014	947,602	$14.97	7.14	$92
Unvested at March 31, 2014	480,824	$4.42	9.53	$24
Vested and exercisable at March 31, 2014	466,778	$25.85	4.67	$68

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718.

The expected term assumption is estimated using past history of early exercise behavior and expectations about future behaviors.

Estimates of pre-vesting option forfeitures are based on the Company’s experience. Currently the Company uses a forfeiture rate of 0 - 30% depending on when and to whom the options are granted. The Company adjusts its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment in the period of change and may impact the amount of compensation expense to be recognized in future periods.

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

Restricted Stock Units

Summarized information for restricted stock unit activity for the three months ended March 31, 2014 is as follows:

	Restricted Stock Units (1)	Weighted Average Grant Date Value Per Share
Non-vested at December 31, 2013	119,248	$5.62
Granted	—	$—
Forfeited	—	$—
Non-vested at March 31, 2014	119,248	$5.62

(1)	Includes 85,097 restricted stock units issued that will vest upon the fulfillment of certain clinical and financial conditions.

The Company issued 85,097 restricted stock units to employees during the three months ended March 31, 2013 that will vest upon the fulfillment of certain clinical and financial conditions and will terminate if they have not vested by December 31, 2014. The Company determined that the satisfaction of the vesting criteria was not probable as of March 31, 2014 and, as a result, did not record any expense related to these awards for the three months ended March 31, 2014. The Company did not issue any restricted stock units during the three months ended March 31, 2014.

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

8.	STOCKHOLDERS’ EQUITY

Preferred Stock

As of March 31, 2014, there were 335,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board of Directors (the “Board”) and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10 per share, plus accrued and unpaid dividends.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s shares of common stock at a conversion rate of approximately 0.06079 shares of common stock for each share of Preferred Stock based on a price of $164.50. The Company has reserved 20,381 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at March 31, 2014. The shares of previously-converted Preferred Stock have been retired, cancelled and restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors as shares of Preferred Stock of one or more series.

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

Conversion of Convertible Preferred Stock

During the three months ended March 31, 2013, the Company converted an aggregate of 792,460 shares of Preferred Stock into an aggregate of 1,513,653 shares of the Company’s common stock. There were no conversions of the Company’s Preferred Stock into shares of common stock during the three months ended March 31, 2014. Since the Company’s transaction with Xcyte Therapies, Inc. in 2006, holders have exchanged 1,711,540 shares of Preferred Stock into common stock as a result of arms-length negotiations between the Company and the other parties.

The table below provides details of the aggregate activities during the three months ended March 31, 2013:

Three Months Ended March 31, 2013
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

Common Stock

November 2013 Stock Purchase Agreement

On November 14, 2013, the Company entered into a common stock Purchase Agreement with Aspire. Upon execution of the Purchase Agreement, Aspire purchased 511,509 shares of common stock for an aggregate purchase price of $2.0 million. Under the terms of the Purchase Agreement, Aspire has committed to purchase up to an additional 3,042,038 shares from time to time as directed by the Company or, in certain instances, as agreed to by both parties, over the next two years at prices derived from the market prices on or near the date of each sale. However, such commitment is limited to an additional $18.0 million of share purchases. In consideration for entering into the Purchase Agreement, concurrent with the execution of the Purchase Agreement, the Company issued 166,105 shares of the Company’s common stock to Aspire in lieu of a commitment fee. The fair value of these shares has been recorded as a component of other assets and will continue to be remeasured each reporting period, until the agreement is exhausted or expired, with gains or losses reported in the consolidated statements of operations. During the three months ended March 31, 2014, the Company sold 450,000 shares to Aspire under the Purchase Agreement for proceeds of $1.7 million.

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

Common Stock Bonus

During the three months ended March 31, 2013, the Company issued 31,643 shares of common stock with a fair value of approximately $0.2 million to employees in lieu of cash in connection with bonuses recorded for the year ended December 31, 2012. There were no such stock issuances during the three months ended March 31, 2014.

December 2012 Stock Purchase Agreement

On December 14, 2012, the Company entered into a common stock purchase agreement with Aspire. Upon execution of the purchase agreement, Aspire purchased 158,982 shares of common stock for an aggregate purchase price of $1.0 million based on the closing price of the Company’s common stock on December 13, 2012, the date upon which the business terms were agreed. Under the terms of the purchase agreement, Aspire committed to purchase up to an additional 1,455,787 shares from time to time as directed by the Company over the next two years at prices derived from the market prices on or near the date of each sale. However, such commitment was limited to an additional $19.0 million of share purchases. In consideration for entering into the Purchase Agreement, concurrent with the execution of the Purchase Agreement, the Company issued 74,548 shares of the Company’s common stock to Aspire in lieu of a commitment fee. The fair value of the 74,548 shares of common stock along with the direct costs incurred in the connection with the Aspire transaction have been allocated to the shares sold at inception of this agreement and the right to sell additional shares in the future based on the ratio of shares sold at inception to the listed shares subject to this agreement. The agreement terminated on November 14, 2013 and no rights or obligations remain under the agreement.

March 2012 Sale of Common Stock and Economic Rights

On March 22, 2012, the Company entered into a purchase agreement with certain existing institutional stockholders, raising approximately $2.9 million of proceeds, net of certain fees and expenses. The proceeds from the financing were used to fund ongoing litigation-related expenses on certain intellectual property and for general corporate purposes. Under the terms of the purchase agreement, the investors purchased 669,726 shares of the Company’s common stock at a price of $4.53, which is equal to the 10-day average closing price of the Company’s common stock for the period ending on March 21, 2012. The shares issued at closing were subject to a lock-up period of one year from the date of issuance.

In addition to the common stock, investors received contractual rights to receive cash equal to 10% of any future litigation settlement related to the specified intellectual property, subject to a cap. In April 2013, the Economic Rights were settled for payment of $0.6 million.

Common Stock Warrants

The following table summarizes information about warrants outstanding at March 31, 2014:

Issued in Connection With	Expiration Date	Common Shares Issuable	Weighted Average Exercise Price
July 2009 Series II stock issuance	2014	98,893	$7.00
January 2010 stock issuance	2015	101,785	$22.82
January 2010 stock issuance	2015	100,714	$19.95
October 2010 stock issuance	2015	594,513	$13.44
July 2011 stock issuance	2016	544,117	$9.52
Total		1,440,022	$12.63

There were no exercises of warrants during the three months ended March 31, 2013 and 2014. Warrants, for 151,773 shares of common stock, issued in connection with the February 2007 stock issuance expired during the three months ended March 31, 2014.

9.	DISCONTINUED OPERATIONS

On August 10, 2012, the Company entered into an agreement with Sinclair Pharmaceuticals Limited (“Sinclair”) to terminate, effective September 30, 2012, the distribution agreements relating to the promotion and sale of Xclair®, Numoisyn® Lozenges and Numoisyn® Liquid (collectively, the “ALIGN products”).

Product revenue, cost of goods sold and selling, general and administrative costs related to the promotion and sale of the ALIGN products have been reclassified from operating results from continuing operations to (loss) income from discontinued operations in the consolidated statement of operations for all periods presented as follows (in $000s):

	Three Months Ended March 31,		Period from August 13, 1996 (inception) to March 31,
	2013	2014	2014
Product revenue	$—	$—	$3,604
Cost of goods sold	—	—	(2,045)
Selling, general and administrative	—	—	(9,295)
Goodwill and intangible impairment	—	—	(5,187)
Interest income	26	13	136
Interest expense	—	—	(110)
Gain on termination of license agreement	—	—	1,192
Income (loss) from discontinued operations	26	13	(11,705)
Income tax on discontinued operations	(10)	(5)	(376)
Net income (loss) from discontinued operations	$16	$8	$(12,081)

The assets and liabilities associated with product promotion and sales have been classified within assets and liabilities of discontinued operations in the accompanying consolidated balance sheets (in $000s):

	December 31, 2013	March 31, 2014

Current assets of discontinued operations:
Short term portion of minimum royalty arrangement receivable, net	$379	$320
Returns indemnification receivable	260	260
Total current assets of discontinued operations	639	580
Long-term assets of discontinued operations:
Long-term portion of minimum royalty arrangement receivable, net	72	48
Total assets of discontinued operations	$711	$628

Current liabilities of discontinued operations:
Returns provision	$260	$260
Total current liabilities of discontinued operations	$260	$260

10.	SUBSEQUENT EVENTS

Underwriting Agreement

On April 3, 2014, the Company entered into an underwriting agreement relating to the public offering and sale of 2,857,143 shares of the Company’s common stock at a price to the public of $3.50 per share for net proceeds of approximately $9.3 million, net of underwriters’ discounts and commissions and other offering expenses.

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013, as updated and supplemented by Part II, Item 1A, entitled “Risk Factors,” of our Quarterly Reports on Form 10-Q, and elsewhere in this report. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, “Cyclacel,” the “Company,” “we,” “us,” and “our” refer to Cyclacel Pharmaceuticals, Inc.

Overview

During the first quarter of 2014, we continued to progress with the clinical development of sapacitabine in acute myeloid leukemia, or AML, myelodysplastic syndromes, or MDS, and solid tumors. We were also able to advance our early pipeline through the support of government funding and investigator initiated studies.

Sapacitabine in AML

In our SEAMLESS, Phase 3, registration-directed study of sapacitabine in elderly patients with newly diagnosed AML, our lead indication, we have enrolled approximately 60% of the study. Thus far recruitment for the study has been only in the United States, but with the expansion of the study into Europe, we expect enrollment to accelerate and anticipate completion of enrollment around the end of 2014 with data read out in the second half of 2015. The European expansion will approximately triple the number of study sites and a number of the European sites have opened for enrollment.

During 2014 we expect to reach and report on several important milestones, including the next interim periodic Data Safety Monitoring Board, or DSMB, review at approximately 300 patients enrolled and DSMB interim analysis for futility after 212 events. SEAMLESS is being conducted under a Special Protocol Assessment, or SPA, agreement with the FDA.

Sapacitabine in MDS

MDS is a complex disease and although we can utilize our clinical development experience in AML there are differences between the two diseases and the treatment of MDS patients remains a challenge. We have been reviewing our Phase 2 data in MDS patients and consulting with key opinion leaders, regulators and other experts so that we have sufficient information to design and execute the right randomized controlled trial, or RCT, in MDS patients who have failed hypomethylating agents such as azacitidine and decitabine. The $10 million in gross proceeds raised through an underwritten equity offering in April 2014 will provide the funding for this MDS study. We will be holding an investor reception at the 2014 American Society of Clinical Oncologists, or ASCO, to discuss MDS with a key opinion leader and our plans for an RCT.

From our inception in 1996 through March 31, 2014, we have devoted substantially all our efforts and resources to our research and development activities. We have incurred significant losses since inception. As of March 31, 2014, our accumulated deficit during the development stage was $294.3 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and pre-clinical drug candidates. Our operating expenses are comprised of research and development expenses and general and administrative expenses.

Recent Events

Preferred Stock Dividend

On March 17, 2014, the Board of Directors, or the Board, declared a quarterly cash dividend in the amount of $0.15 per share on our 6% Convertible Exchangeable Preferred Stock, or Preferred Stock. The cash dividend was paid on May 1, 2014 to the holders of record of the Preferred Stock as of the close of business on April 18, 2014.

Subsequent Events

Underwriting Agreement

On April 3, 2014, we entered into an underwriting agreement relating to the public offering and sale of 2,857,143 shares of the Company’s common stock at a price to the public of $3.50 per share, for proceeds of approximately $9.3 million, net of certain fees and expenses.

Results of Operations

Three Months Ended March 31, 2013 and 2014

Results of Continuing Operations

Revenues

The following table summarizes the components of our revenues for the three months ended March 31, 2013 and 2014 (in $000s except percentages):

	Three Months Ended March 31,		Difference
	2013	2014	$	%
Grant revenue	$212	$396	$184	87

We recognized $0.2 million and $0.4 million in grant revenue for the three months ended March 31, 2013 and 2014, respectively, from the European Union and the Biomedical Catalyst of the United Kingdom government.

The future

We expect to recognize approximately $4.2 million in grant revenue over the next three years from the Biomedical Catalyst of the United Kingdom government.

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

The following table provides information with respect to our research and development expenditures for the three months ended March 31, 2013 and 2014 (in $000s except percentages):

	Three Months Ended March 31,		Difference
	2013	2014	$	%
Sapacitabine	$1,330	$3,576	$2,246	169
Other costs related to research and development programs, management and exploratory research	250	768	518	207
Total research and development expenses	$1,580	$4,344	$2,764	175

Total research and development expenses represented 37% and 75% of our operating expenses for the three months ended March 31, 2013 and 2014, respectively.

Research and development expenditures increased by $2.7 million to $4.3 million for the three months ended March 31, 2014 from $1.6 million for the three months ended March 31, 2013. The increase was primarily due to study and site startup costs and drug product costs associated with the expansion of the SEAMLESS Phase 3 trial into Europe. Other costs related to research and development programs, management and exploratory research increased by $0.5 million to $0.8 million for the three months ended March 31, 2014 from $0.3 million for the three months ended March 31, 2013 as a result of increased expenditures related to grant funded research.

The future

We will continue to concentrate our resources on the development of sapacitabine. We anticipate that overall research and development expenditures for the year ended December 31, 2014 will increase compared to the year ended December 31, 2013, as we accelerate the enrollment of the SEAMLESS pivotal Phase 3 trial and advance our grant-funded earlier programs.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three months ended March 31, 2013 and 2014 (in $000s except percentages):

	Three Months Ended March 31,		Difference
	2013	2014	$	%
Total general and administrative expenses	$2,683	$1,462	$(1,221)	(46)

Total general and administration expenses represented 63% and 25% of our operating expenses for the three months ended March 31, 2013 and 2014, respectively.

Our general and administrative expenses decreased by approximately $1.2 million, from $2.7 million for the three months ended March  31, 2013, to $1.5 million for the three months ended March  31, 2014. The decrease in expenses was attributable to a decrease in legal fees as a result of the dismissal of all claims in April 2013 in the patent litigation with Celgene Corporation.

The future

We expect our general and administrative expenditures for the year ended December 31, 2014 to be lower than the year ended December 31, 2013 due to the reduction in professional fees, including legal fees as a result of the settlement of the litigation with Celgene Corporation.

Other income (expense)

The following table summarizes other income (expense) for the three months ended March 31, 2013 and 2014 (in $000 except percentages):

	Three Months Ended March 31,		Difference
	2013	2014	$	%
Change in valuation of financial instruments associated with stock purchase agreement	$—	$(47)	(47)	—
Change in valuation of Economic Rights	(570)	—	570	(100)
Foreign exchange gains (losses)	120	10	(110)	(92)
Interest income	1	1	—	—
Other income (expense), net	4	—	(4)	(100)
Total other income(expense)	$695	$(36)	$(731)	(105)

Total other income (expense) decreased by approximately $0.7 million, from income of approximately $0.7 million for the three months ended March 31, 2013, to a loss of $36,000 for the three months ended March 31, 2014.

Change in valuation of financial instruments associated with stock purchase agreement

The fair value of the right to sell additional shares under the Purchase Agreement with Aspire is remeasured each reporting period and gains or losses will continue to be reported until the agreement is exhausted or expired. The Company recognized a $47,000 expense for the three months ended March 31, 2014 related to the November 2013 transaction.

Change in valuation of Economic Rights

The Economic Rights were settled by a $0.6 million payment to the holders in April 2013. The gain recognized in the first quarter of 2013 resulted in the reduction of the liability from its December 31, 2013 valuation.

Foreign exchange gains (losses)

Foreign exchange gains decreased by $0.1 million, from a gain of approximately $0.1 million for the three months ended March 31, 2013, to a gain of $10,000 for the three months ended March 31, 2014. Foreign exchange gains (losses) are reported in the consolidated statement of operations as a separate line item within other income (expense).

Other income (expense), net

We recognized approximately $4,000 in other income (expense), net during the three months ended March 31, 2013. We did not recognize any other income (expense), net during the three months ended March 31, 2014.

The future

Other income (expense) for the year ended December 31, 2014 will be impacted by the change in valuation of liabilities measured at fair value including the expiration of the SE Agreement in June 2014 and the change in valuation of financial instruments associated with the stock purchase agreement.

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

The following table summarizes the income tax benefit for the three months ended March 31, 2013 and 2014 (in $000s except percentages):

	Three Months Ended March 31,		Difference
	2013	2014	$	%
Total income tax benefit	$258	$569	$311	121

The total income tax benefit increased approximately $0.3 million to an income tax benefit of $0.6 million for the three months ended March 31, 2014 from an income tax benefit of $0.3 million for the three months ended March 31, 2013. Research and development tax credits recoverable increased by approximately $0.3 million to $0.6 million for the three months ended March 31, 2014 from $0.3 million for the three months ended March 31, 2013. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so. The amount of tax credits we will receive is entirely dependent on the amount of eligible expenses we incur. We expect our qualifying research and development expenditure will increase for the year ended December 31, 2014 and this, together with a change in tax legislation in April 2014, will result in an increase in our tax credit received.

Results of Discontinued Operations

The following table summarizes our net income from discontinued operations for the three months ended March 31, 2013 and 2014 (in $000s except percentages):

	Three Months Ended March 31,		Difference
	2013	2014	$	%
Income from discontinued operations	$26	$13	$(13)	(50)
Income tax on discontinued operations	(10)	(5)	5	(50)
Net income from discontinued operations	$16	$8	$(8)	(50)

In August 2012, we entered into a termination and settlement agreement with Sinclair to terminate, effective September 30, 2012, our license to distribute the ALIGN products, after which we no longer generated product revenue.

The net income from discontinued operations of approximately $8,000 in the three months to March 31, 2014 is the amortization of the discount on the minimum royalty arrangement, net of applicable taxes.

The future

We have ceased operations associated with the ALIGN products effective September 30, 2012 and do not expect significant activity going forward.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at December 31, 2013 and March 31, 2014 (in $000s except percentages):

	December 31, 2013	March 31, 2014	$ Difference	% Difference
Cash and cash equivalents	$31,146	$28,154	$2,992	(10)

Working capital:
Current assets	$35,173	$33,452	$(1,721)	(5)
Current liabilities	(7,497)	(8,810)	(1,313)	(18)
Working capital	$27,676	$24,642	$(3,034)	(11)

At March 31, 2014, we had cash and cash equivalents of $28.2 million as compared to $31.1 million at December 31, 2013.

We have relied primarily on the proceeds from sales of common and preferred equity securities, as well as the exercise of warrants, to finance our operations and internal growth. Additional funding has come through interest on investments, licensing revenue, government grants, the sale of product rights, and research and development tax credits. We have incurred significant losses since our inception. As of March 31, 2014, we had a deficit accumulated during the development stage of $294.3 million.

We believe that existing funds together with cash generated from operations are sufficient to satisfy our planned working capital, capital expenditures and other financial commitments beyond the completion of SEAMLESS. However, we do not currently have sufficient funds to commercialize any of our drug candidates. Current business and capital market risks could have a detrimental effect on the availability of sources of funding and our ability to access them in the future which may delay or impede our progress of advancing our drugs currently in the clinical pipeline to approval by the FDA for commercialization.

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the nine months ended March  31, 2013 and 2014, is summarized as follows (in $000s):

	Three Months Ended March 31,
	2013	2014
Net cash used in operating activities	$(5,368)	(4,726)
Net cash provided by investing activities	$40	65
Net cash provided by financing activities	$3,285	1,626

Cash flows generated from discontinued operations have been combined with the cash flows from continuing operations within each of the Operating, Investing and Financing activities sections.

Operating activities

Net cash used in operating activities decreased by $0.6 million, from $5.4 million for the three months ended March 31, 2013 to $4.7 million for the three months ended March 31, 2014. The decrease in net cash used in operating activities was primarily the result of an increase in spending on research and development and the timing of payment of professional fees.

Investing activities

Net cash provided by investing activities increased from approximately $40,000 for the three months ended March 31, 2013 to approximately $0.1 million for the three months ended March 31, 2014.

Financing activities

Net cash provided by financing activities was $1.6 million for the three months ended March 31, 2014, primarily as a result of approximately $1.7 million in proceeds from the issuance of common stock under a Purchase Agreement with Aspire entered into in November 2013.

Net cash provided by financing activities was $3.3 million for the three months ended March 31, 2013, primarily as a result of approximately $3.4 million in proceeds from the issuance of common stock under a purchase agreement with Aspire entered into in December 2012.

Operating Capital and Capital Expenditure Requirements

To date, we have not generated significant product revenue but have financed our operations and internal growth through private placements, registered direct financings, licensing revenue, collaborations, interest on investments, government grants and research and development tax credits. We have recognized revenues from inception through March 31, 2014, totaling $8.3 million, of which $3.1 million is derived from fees under collaborative agreements and $5.2 million of grant revenue from various United Kingdom government and European Union grant awards. We have also recorded $3.6 million from product sales within income (loss) from discontinued operations, although these sales ceased effective September 30, 2012. We have also recognized $22.0 million in research and development tax credits, which are reported as income tax benefits on the consolidated statements of operations, from the United Kingdom’s tax authority, H.M. Revenue & Customs, since inception.

We expect to continue to incur substantial operating losses in the future and cannot guarantee that we will generate any significant product revenues until a product candidate has been approved by the FDA or similar regulatory agencies in other countries and successfully commercialized. However, we will receive a total of approximately $0.4 million in quarterly installments through September 2015 as the remaining part of a $1.0 million minimum royalty arrangement included in our termination agreement with Sinclair, which will be reported as cash flows provided by (used in) investing activities in our condensed consolidated statements of cash flows.

We currently anticipate that our cash and cash equivalents will be significant to fund our operations for at least the next twelve months. We cannot be certain that any of our programs will be successful or that we will be able to raise sufficient funds to complete the development and commercialize any of our product candidates, should they succeed. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

Clinical Trial Accounting

Data management and monitoring of our clinical trials are performed with the assistance of contract research organizations, or CROs, or clinical research associates, or CRAs, in accordance with our standard operating procedures. Typically, CROs and some CRAs bill monthly for services performed, and others bill based upon milestones achieved. For outstanding amounts, we accrue unbilled clinical trial expenses based on estimates of the level of services performed each period. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as research and development expenses. Clinical trial costs related to patient enrollment are accrued as patients are entered into and progress through the trial. Any initial payment made to the clinical trial site is recognized upon execution of the clinical trial agreements and expensed as research and development expenses.

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

Other Liabilities Measured at Fair Value

Warrants Liability

The accounting guidance on derivatives and hedging requires freestanding contracts that are settled in our own stock, including common stock warrants to be designated as equity instruments, assets or liabilities. Under the provisions of this guidance, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no subsequent fair value adjustments are required. We review the classification of the contracts at each balance sheet date. Since we are unable to control all the events or actions necessary to settle the warrants in registered shares, the warrants have been recorded as a current liability at fair value. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statements of operations. Fair value is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. We do not expect changes in any of these variables to result in material adjustments to the expense recognized for changes in the valuation of the warrants liability. We did not record any change in fair value for the three months ended March 31, 2013 and 2014, respectively, and the warrants expired in February 2014.

Scottish Enterprise Agreement

The accounting guidance on distinguishing liabilities and equity requires freestanding financial instruments that meet certain criteria to be accounted for as liabilities and carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. We entered into an agreement with SE in 2009 that would require us to pay SE £4 million (approximately $6.6 million at December 31, 2013 and March 31, 2014, respectively) less the market value of the shares held by SE if staffing levels in Scotland fall below minimum levels stipulated in the Agreement. Due to the nature of the associated contingency and the likelihood of occurrence, we concluded the fair value of this liability was approximately $20,000 at December 31, 2013 and March 31, 2014. The most significant inputs in estimating the fair value of this liability are the probabilities that staffing levels fall below the prescribed minimum levels and that we are unable or unwilling to replace such employees within the prescribed time period. As of December 31, 2013 and March 31, 2014, we concluded the probability of the combination of these events occurring is minimal. We record changes in fair value in the consolidated statement of operations. There were no changes to the fair value for the three months ended March 31, 2013 and 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information in response to this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of March 31, 2014, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In analyzing our company, you should consider carefully the following risk factors, together with all of the other information included in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Quarterly Report on Form 10-Q. Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our Company The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

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

We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of December 31, 2013 and March 31, 2014, our accumulated deficit was $289.4 million and $294.3 million, respectively. Our net loss was $3.1 million and $4.9 million for the three months ended March 31, 2013 and 2014, respectively. Our net loss applicable to common stockholders from inception through March 31, 2014 was $337.2 million. Our drug candidates are in the mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years, as we continue our research and development of our drug candidates, seek regulatory approvals and commercialize any approved drugs. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.

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

In March 2008 (as subsequently amended, most recently as of January 1, 2014), we entered into employment agreements with our President and Chief Executive Officer and our Executive Vice President, Finance, Chief Financial Officer and Chief Operating Officer, which contain severance arrangements in the event that such executive’s employment is terminated without “cause” or as a result of a “change of control” (as each such term is defined in each agreement). The financial obligations triggered by these provisions may prevent a business combination or acquisition that would be attractive to stockholders and could limit the price that investors would be willing to pay in the future for our stock.

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

In addition, in the event a third party seeks to acquire our company or acquire control of our company by way of a merger, but the terms of such offer do not provide for our preferred stock to remain outstanding or be converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to our preferred stock, the terms of the Certificate of Designation of our preferred stock provide for an adjustment to the conversion ratio of our preferred stock such that, depending on the terms of any such transaction, preferred stockholders may be entitled, by their terms, to receive up to $10.00 per share in common stock, causing our common stockholders not to receive as favorable a price as the price at which such shares may be trading at the time of any such transaction. As of March 31, 2014, there were 335,273 shares of our preferred stock issued and outstanding. If the transaction were one in which proceeds were received by the Company for distribution to stockholders, and the terms of the Certificate of Designation governing the preferred stock were strictly complied with, approximately $4.0 million would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time. Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.

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

On November 14, 2013, we entered into a new Stock Purchase Agreement with Aspire Capital Fund, LLC, or Aspire, pursuant to which we may require Aspire to purchase up to an aggregate of 3,719,652 shares over the course of 24 months at prices derived from the market prices on or near the date of each sale for aggregated proceeds of $20.0 million. Our management will use its discretion to direct the net proceeds from the sale of those shares. We intend to use all of the net proceeds, together with cash on hand, for general corporate purposes. General corporate purposes may include working capital, capital expenditures, development costs, strategic investments or possible acquisitions. Our management’s judgments may not result in positive returns on your investment and you will not have an opportunity to evaluate the economic, financial or other information upon which our management bases its decisions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed

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

