Form 10-Q
period 2014-06-30
Cyclacel Pharmaceuticals, Inc.
filed 2014-08-12
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 11, 2014 there were 22,676,475 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

	December 31,	June 30,
	2013	2014
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,146	$33,456
Prepaid expenses and other current assets	3,388	3,422
Current assets of discontinued operations	639	403
Total current assets	35,173	37,281
Property and equipment (net)	275	305
Long-term assets of discontinued operations	72	24
Total assets	$35,520	$37,610
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,545	$4,543
Accrued and other current liabilities	4,431	3,095
Other liabilities measured at fair value	20	—
Current liabilities of discontinued operations	260	145
Total current liabilities	7,256	7,783
Other liabilities	241	238
Total liabilities	7,497	8,021

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2013 and June 30, 2014; 335,273 shares issued and outstanding at December 31, 2013 and June 30, 2014. Aggregate preference in liquidation of $3,989,749 at December 31, 2013 and June 30, 2014.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2013 and June 30, 2014; 19,369,332 and 22,676,475 shares issued and outstanding at December 31, 2013 and June 30, 2014, respectively.	19	23
Additional paid-in capital	317,543	328,774
Accumulated other comprehensive income (loss)	(109)	(97)
Accumulated deficit	(289,430)	(299,111)
Total stockholders’ equity	28,023	29,589
Total liabilities and stockholders’ equity	$35,520	$37,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Revenues:
Grant revenue	$264	$356	$476	$752
Total revenues	264	356	476	752
Operating expenses:
Research and development	2,631	4,545	4,211	8,889
General and administrative	1,787	1,386	4,470	2,848
Total operating expenses	4,418	5,931	8,681	11,737
Operating loss	(4,154)	(5,575)	(8,205)	(10,985)
Other income (expense):
Change in valuation of financial instruments associated with stock purchase agreement	—	(64)	—	(111)
Change in valuation of Economic Rights	—	—	570	—
Change in valuation of liabilities measured at fair value	—	20	—	20
Foreign exchange gains (losses)	(101)	(43)	19	(33)
Interest income	3	1	4	2
Other income, net	5,500	26	5,504	26
Total other income (expense)	5,402	(60)	6,097	(96)
Income (loss) from continuing operations before taxes	1,248	(5,635)	(2,108)	(11,081)
Income tax benefit	230	816	488	1,385
Net income (loss) from continuing operations	1,478	(4,819)	(1,620)	(9,696)
Discontinued operations:
Income from discontinued operations	24	10	50	23
Income tax on discontinued operations	(10)	(3)	(20)	(8)
Net income from discontinued operations	14	7	30	15
Net income (loss)	1,492	(4,812)	(1,590)	(9,681)
Deemed dividend on convertible exchangeable preferred shares	—	—	(8,366)	—
Dividend on convertible exchangeable preferred shares	(63)	(50)	(185)	(100)
Net income (loss) applicable to common shareholders	$1,429	$(4,862)	$(10,141)	$(9,781)

Basic earnings per common share:
Net income (loss) per share, continuing operations	$0.10	$(0.22)	$(0.86)	$(0.47)
Net income (loss) per share, discontinued operations	$0.00	$0.00	$0.00	$0.00
Net income (loss) per share applicable to common shareholders	$0.10	$(0.22)	$(0.86)	$(0.46)

Diluted earnings per common share:
Net income (loss) per share, continuing operations	$0.10	$(0.22)	$(0.86)	$(0.47)
Net income (loss) per share, discontinued operations	$0.00	$0.00	$0.00	$0.00
Net income (loss) per share applicable to common shareholders	$0.10	$(0.22)	$(0.86)	$(0.46)

Weighted average shares of common stock outstanding:
Basic	13,885,442	22,582,283	11,849,270	21,064,739
Diluted	13,927,371	22,582,283	11,849,270	21,064,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In $000s)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Net income (loss) from continuing operations	$1,478	$(4,819)	$(1,620)	$(9,696)
Net income from discontinued operations	14	7	30	15
Net income (loss)	1,492	(4,812)	(1,590)	(9,681)
Translation adjustment	(14)	(3,121)	6,638	(4,080)
Unrealized foreign exchange gain (loss) on intercompany loans	202	3,125	(6,691)	4,092
Comprehensive income (loss)	$1,680	$(4,808)	$(1,643)	$(9,669)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In $000s)
(Unaudited)

	Six Months Ended June 30,
	2013	2014
Operating activities:
Net loss	$(1,590)	$(9,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in valuation of liabilities measured at fair value	(1,120)	(20)
Change in valuation of financial instruments associated with stock purchase agreement	—	111
Depreciation	36	46
Gain on sale of patents	(5,500)	—
Stock-based compensation	146	370
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,124)	34
Accounts payable and other current liabilities	(1,530)	313
Net cash used in operating activities	(10,682)	(8,827)
Investing activities:
Purchase of property, plant and equipment	(92)	(65)
Minimum royalty payments received from termination of ALIGN license agreement	264	192
Proceeds from sale of patents	5,500	—
Net cash provided by investing activities	5,672	127
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	22,495	10,965
Payment of preferred stock dividend	(192)	(100)
Net cash provided by financing activities	22,303	10,865
Effect of exchange rate changes on cash and cash equivalents	(37)	145
Net increase in cash and cash equivalents	17,256	2,310
Cash and cash equivalents, beginning of period	16,412	31,146
Cash and cash equivalents, end of period	$33,668	$33,456

Supplemental cash flow information:
Cash received during the period for:
Interest	5	3
Taxes	—	1,811
Schedule of non-cash transactions:
Issuance of Ordinary shares in lieu of cash bonus	181	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

In our second development program we are evaluating cyclin dependent kinase, or CDK, inhibitors. CDKs are involved in cancer cell growth, metastatic spread and DNA damage repair. Seliciclib, our most advanced CDK inhibitor, is an oral, highly selective inhibitor of CDK enzymes. To date, seliciclib has been evaluated in several Phase 1 and 2 studies in various cancers, including NSCLC and nasopharyngeal cancer (“NPC”), and has shown signs of anti-cancer activity. Seliciclib will also be evaluated in an investigator-initiated clinical study to treat rheumatoid arthritis (“RA”) supported by an approximately $1.5 million grant from the United Kingdom's Medical Research Council.

Our second generation CDK inhibitor, CYC065, is an oral, highly selective inhibitor of CDK enzymes. CYC065 has been shown to have increased anti-proliferative potency and improved pharmaceutical properties compared to seliciclib. Investigational new drug (“IND”) enabling studies with CYC065 are in progress supported by a $1.9 million grant from the Biomedical Catalyst of the United Kingdom government.

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

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2014, the condensed consolidated statements of operations, comprehensive income (loss), and cash flows for the three and six months ended June 30, 2013 and 2014 and all related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2013 is derived from the audited consolidated financial statements included in the 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the condensed consolidated balance sheet as of June 30, 2014, and the results of operations, comprehensive loss and cash flows for the three and six months ended June 30, 2014, have been made. The interim results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Reclassification

Certain amounts in prior period financial statements have been reclassified to conform to current period financial statement presentation. On the consolidated balance sheet as of December 31, 2013, certain amounts have been reclassified from “Accrued and other current liabilities” to “Other liabilities.”

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, common stock warrants, financial instruments associated with stock purchase agreements, and other arrangements. The carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to the nature of the accounts, notably their short maturities. The financial instruments associated with stock purchase agreements and certain other liabilities are measured at fair value using applicable inputs as described in Note 3 - Fair Value.

Revenue Recognition

Grant revenues from government agencies and private research foundations are recognized as the related qualified research and development costs are incurred, up to the limit of the prior approval funding amounts. Grant revenues are not refundable.

Clinical Trial Accounting

Data management and monitoring of the Company’s clinical trials are performed with the assistance of contract research organizations (“CROs”) or clinical research associates (“CRAs”) in accordance with the Company’s standard operating procedures. Typically, CROs and some CRAs bill monthly for services performed, and others bill based upon milestones achieved. For outstanding amounts, the Company accrues unbilled clinical trial expenses based on estimates of the level of services performed each period. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as research and development expenses. Clinical trial costs related to patient enrollment are accrued as patients are entered into and progress through the trial. Any initial payment made to a clinical trial site is recognized upon execution of the clinical trial agreement and expensed as research and development expense.

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

Foreign Currency and Currency Translation

Transactions that are denominated in a foreign currency are remeasured into the functional currency at the current exchange rate on the date of the transaction. Any foreign currency-denominated monetary assets and liabilities are subsequently remeasured at current exchange rates, with gains or losses recognized as foreign exchange gains (losses) in the statement of operations.

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

Credit is taken in the accounting period for research and development tax credits, which will be claimed from H.M. Revenue & Customs (“HMRC”), the United Kingdom’s taxation and customs authority, in respect of qualifying research and development costs incurred in the same accounting period.

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

Income tax benefit, net from continuing operations, on the consolidated statements of operations of $1.4 million for the six months ended June 30, 2014 consists of research and development tax credits from the HMRC.

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

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic net income (loss) per common share was determined by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share was determined by dividing net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding during the period, adjusted for the dilutive effect of all potential dilutive shares outstanding during the year, which includes outstanding common stock options, restricted stock, restricted stock units, convertible preferred stock and common stock warrants.

The computation of basic earnings per share and diluted earnings per share for ‘‘Income (loss) from continuing operations’’ for the three and six months ended June 30, 2013 and 2014 is as follows (in $000s, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Net income (loss) from continuing operations	$1,478	$(4,819)	$(1,620)	$(9,696)
Deemed dividend on convertible exchangeable preferred shares	—	—	(8,366)	—
Dividend on convertible exchangeable preferred shares	(63)	(50)	(185)	$(100)
Numerator for earnings per share for Income (loss) from continuing operations – Basic and Diluted	$1,415	$(4,869)	$(10,171)	$(9,796)

Weighted average shares of common stock outstanding – Basic	13,885,442	22,582,283	11,849,270	21,064,739
Dilutive effect of stock options	41,929	—	—	—
Weighted average shares of common stock outstanding - Diluted	13,927,371	22,582,283	11,849,270	21,064,739

Net income (loss) from continuing operations – Basic	$0.10	$(0.22)	$(0.86)	$(0.47)
Net income (loss) from continuing operations – Diluted	$0.10	$(0.22)	$(0.86)	$(0.47)

The following potentially dilutive shares of common stock have not been included in the computation of diluted net loss per share for the three and six month periods ended June 30, 2013 and 2014 as the result would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Stock options	334,996	1,001,298	487,719	1,001,298
Restricted Stock and Restricted Stock Units	123,143	119,015	123,143	119,015
Convertible preferred stock	25,573	20,381	25,573	20,381
Common stock warrants	1,591,795	1,440,022	1,591,795	1,440,022
Total shares excluded from calculation	2,075,507	2,580,716	2,228,230	2,580,716

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

Recent Events

On May 22, 2014, the Board of Directors (the “Board”) of the Company declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”). The cash dividend was paid on August 1, 2014 to the holders of record of the Preferred Stock as of the close of business on July 1, 2014.

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

On June 10, 2014 the Company adopted guidance issued by the FASB relating to financial reporting for development stage entities. The guidance eliminates certain financial reporting requirements for development stage entities, including the presentation of inception-to-date information about income statement line items, cash flows, and equity transactions, and also eliminates an exception provided to development stage entities for determining whether an entity is a variable interest entity on the basis of the amount of equity that is at risk. The adoption of this guidance has resulted in the elimination of inception-to-date information.

Recent Accounting Pronouncements Not Yet Effective

In June 2014, the FASB issued guidance on accounting for share based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. This guidance is effective for annual periods, and interim periods within those annual periods, after January 1, 2016. We are currently evaluating the impact of the guidance on our consolidated financial statements.

In May 2014, the FASB issued new guidance on accounting for revenue from contracts with customers.  This new guidance will replace existing revenue guidelines with a new model, in which revenue is recognized upon transfer of control over goods or services to a customer.  The new standard will be effective for the Company on January 1, 2017, for both interim and annual periods.  The guidance can be adopted using either a full retrospective (with certain practical expedients) or a modified retrospective method of transition.  Under the modified retrospective approach, financial statements will be prepared for the year of adoption using the new standard, but prior periods will not be adjusted. Instead, companies will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the company, and disclose all line items in the year of adoption as if they were prepared under current revenue requirements.  At this time, the Company has not decided on which method it will use to adopt the new standard, nor has it determined the effects of the new guidelines on its results of operations and financial position.  For the foreseeable future, the Company’s revenues will be limited to grants received from government agencies or nonprofit organizations, and the Company is evaluating the effects of the new standard on these types of revenue streams.

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

The fair value of the Company’s financial assets and liabilities that are measured on a recurring basis were determined using the following inputs as of June 30, 2014 (in $000s):

	Level 1	Level 2	Level 3	Total
ASSETS
Cash equivalents	$22,677	$—	$—	$22,677
Financial instrument associated with stock purchase agreement	—	286	—	286
Total assets	$22,677	$286	$—	$22,963

The following table reconciles the beginning and ending balances of Level 3 inputs for the six months ended June 30, 2014 (in $000s):

Level 3
Balance as of December 31, 2013	20
Change in valuation of Scottish Enterprise agreement	(20)
Balance as of June 30, 2014	—

Financial Instrument Associated with Stock Purchase Agreement

On November 14, 2013, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire”) (the “Purchase Agreement”) under which Aspire purchased 511,509 shares of common stock for an aggregate purchase price of $2.0 million and committed to purchase up to an additional 3,042,038 shares from time to time as directed by the Company over the next two years at prices derived from the market prices on or near the date of each sale (see Note 8 – Stockholders’ Equity).

The Company has accounted for the right to sell additional shares under the Purchase Agreement based on the guidance of ASC 815 “Derivative Financial Instruments” (“ASC 815”), which requires the instrument to be measured at fair value with changes in fair value reported in earnings. The instrument had a fair value of $0.5 million at the date of the transaction and a fair value of $0.4 million and $0.3 million as of December 31, 2013 and June 30, 2014, respectively. The $0.1 million decrease in the fair value of the Purchase Agreement during the six months ended June 30, 2014 was recognized as a loss in the consolidated statements of operations. The primary inputs used to determine fair value are the price of the Company’s common stock, the remaining term, and aggregate share purchases on the measurement date. The fair value of the Purchase Agreement is remeasured each reporting period and gains or losses will continue to be reported until the agreement is exhausted or expired.

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

In addition, should a further reduction below current minimum staff levels be effectuated before July 1, 2014 without SE’s prior consent, the Company would have been obligated to pay up to £4 million to SE, which will be calculated as a maximum of £4 million (approximately $6.5 million at December 31, 2013 and $6.8 million at June 30, 2014) less the market value of the shares held by SE at the time staffing levels in Scotland fall below the prescribed minimum levels. If the Company were to have reduced staffing levels below the prescribed levels, the amount potentially payable to SE would have been approximately £3.8 million (approximately $6.3 million) and approximately £3.9 million (approximately $6.6 million) at December 31, 2013 and June 30, 2014, respectively.

This arrangement is accounted for as a liability under ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”), and is measured at fair value. Changes in fair value are recognized in earnings. Due to the nature of the associated contingency and the likelihood of occurrence, the Company concluded the fair value of this liability was approximately $20,000 and $0 at December 31, 2013 and June 30, 2014, respectively. The most significant inputs in estimating the fair value of this liability are the probabilities that staffing levels fall below the prescribed minimum and that the Company is unable or unwilling to replace such employees within the prescribed time period. At December 31, 2013, the Company used a scenario analysis model to arrive at the fair value of the Scottish Enterprise Agreement and assumed a 30% probability of falling below a minimum staffing level and a 1% probability that the occurrence of such an event would not be cured within the prescribed time period. At June 30, 2014, the Company determined that the probability of falling below a minimum staffing level was 0% given the proximity to the expiration of the agreement on July 1, 2014 and staffing levels had not fallen below the minimum level as of that date. Changes in the value of this liability have been recorded in the consolidated statement of operations.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following is a summary of prepaid expenses and other current assets at December 31, 2013 and June 30, 2014 (in $000s):

	December 31,	June 30,
	2013	2014
Research and development tax credit receivable	$1,744	$1,374
Prepayments	427	1,015
Grant receivable	357	202
Sales tax receivable	209	378
Deposits	132	128
Other current assets	519	325
	$3,388	$3,422

5.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following (in $000s):

	December 31,	June 30,
	2013	2014
Accrued research and development	$3,435	$2,761
Accrued legal and professional fees	265	183
Other current liabilities	731	151
	$4,431	$3,095

6.	STOCK BASED COMPENSATION

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three and six months ended June 30, 2013 and 2014 as shown in the following table (in $000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
General and administrative	$60	$126	$117	$255
Research and development	14	57	29	115
Stock-based compensation costs before income taxes	$74	$183	$146	$370

2006 Plan

On March 16, 2006, the 2006 Plan was adopted, under which Cyclacel may make equity incentive grants to its officers, employees, directors and consultants. The Company has reserved 1,428,571 shares of the Company’s common stock under the 2006 Plan. Stock option awards granted under the 2006 Plan have a maximum life of 10 years and generally vest over a four-year period from the date of grant.

There were 32,697 and 54,000 options granted during the six months ended June 30, 2013 and 2014, respectively.

There were no stock options exercised during the three and six months ended June 30, 2013 and 2014. The Company does not expect to be able to benefit for the deduction for stock option exercises that may occur during the year ended December 31, 2014 because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income for the year ended December 31, 2014.

Outstanding Options

A summary of the share option activity and related information is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Options outstanding at December 31, 2013	949,685	$15.02	7.38	$152
Granted	54,000	$3.09
Exercised	—	$—
Cancelled/forfeited	(2,387)	$31.08
Options outstanding at June 30, 2014	1,001,298	$14.34	7.05	$8
Unvested at June 30, 2014	487,253	$4.23	9.37	$—
Vested and exercisable at June 30, 2014	514,045	$23.92	4.85	$6

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

Restricted Stock Units

Summarized information for restricted stock unit activity for the six months ended June 30, 2014 is as follows:

	Restricted Stock Units (1)	Weighted Average Grant Date Value Per Share
Non-vested at December 31, 2013	119,248	$5.62
Granted	—	$—
Forfeited	(233)	$5.39
Non-vested at June 30, 2014	119,015	$5.62

(1)	Includes 85,097 restricted stock units issued that will vest upon the fulfillment of certain clinical and financial conditions.

The Company issued 85,097 restricted stock units to employees during the three months ended June 30, 2013 that will vest upon the fulfillment of certain clinical and financial conditions and will terminate if they have not vested by December 31, 2014. The Company determined that the satisfaction of the vesting criteria was not probable as of June 30, 2014 and, as a result, did not record any expense related to these awards for the three and six months ended June 30, 2014. The Company did not issue any restricted stock units during the six months ended June 30, 2014.

7.	COMMITMENTS AND CONTINGENCIES

Distribution, Licensing and Research Agreements

The Company has entered into licensing agreements with academic and research organizations. Under the terms of these agreements, the Company has received licenses to technology and patent applications. The Company is required to pay royalties on future sales of products employing the technology or falling under claims of patent applications.

Pursuant to the Daiichi Sankyo license under which the Company licenses certain patent rights for sapacitabine, its lead drug candidate, the Company is under an obligation to use reasonable endeavors to develop a product and obtain regulatory approval to sell a product and has agreed to pay Daiichi Sankyo an up-front fee, reimbursement for Daiichi Sankyo’s enumerated expenses, milestone payments and royalties on a country-by-country basis. The up-front fee, Phase 3 entry milestone, and certain past reimbursements have been paid. A further $10.0 million in aggregate milestone payments could be payable subject to achievement of all the specific contractual milestones and the Company’s decision to continue with these projects. Royalties are payable in each country for the term of patent protection in the country or for ten years following the first commercial sale of licensed products in the country, whichever is later. Royalties are payable on net sales. Net sales are defined as the gross amount invoiced by the Company or its affiliates or licensees, less discounts, credits, taxes, shipping and bad debt losses. The agreement extends from its commencement date to the date on which no further amounts are owed under it. If the Company wishes to appoint a third party to develop or commercialize a sapacitabine-based product in Japan, within certain limitations, Daiichi Sankyo must be notified and given a right of first refusal, with the right of first refusal ending sixty days after notification, to develop and/or commercialize in Japan. In general, the license may be terminated by the Company for technical, scientific, efficacy, safety, or commercial reasons on nine months’ notice, or twelve months’ notice, if after a launch of a sapacitabine-based product, or by either party for material default.

8.	STOCKHOLDERS’ EQUITY

Preferred Stock

As of June 30, 2014, there were 335,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s shares of common stock at a conversion rate of approximately 0.06079 shares of common stock for each share of Preferred Stock based on a price of $164.50. The Company has reserved 20,381 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at June 30, 2014. The shares of previously-converted Preferred Stock have been retired, cancelled and restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board as shares of Preferred Stock of one or more series.

The Company may automatically convert the Preferred Stock into common stock if the closing price of the Company’s common stock has exceeded $246.75, which is 150% of the conversion price of the Preferred Stock, for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion.

The Certificate of Designations governing the Preferred Stock provides that if the Company fails to pay dividends on its Preferred Stock for six quarterly periods, holders of Preferred Stock are entitled to nominate and elect two directors to the Board. This right accrued to the holders of Preferred Stock as of August 2, 2010 and two directors were nominated and elected at the annual meeting held on May 24, 2011.

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

The Preferred Stock is exchangeable, in whole but not in part, at the option of the Company on any dividend payment date beginning on November 1, 2005 (the “Exchange Date”) for the Company’s 6% Convertible Subordinated Debentures (“Debentures”) at the rate of $10.00 principal amount of Debentures for each share of Preferred Stock. The Debentures, if issued, will mature 25 years after the Exchange Date and have terms substantially similar to those of the Preferred Stock. No such exchanges have taken place to date.

Conversion of Convertible Preferred Stock

During the six months ended June 30, 2013, the Company converted an aggregate of 792,460 shares of Preferred Stock into an aggregate of 1,513,653 shares of the Company’s common stock. There were no conversions of the Company’s Preferred Stock into shares of common stock during the six months ended June 30, 2014. Since the Company’s transaction with Xcyte Therapies, Inc. in 2006, holders have exchanged 1,711,540 shares of Preferred Stock into common stock as a result of arms-length negotiations between the Company and the other parties.

The table below provides details of the aggregate activities during the six months ended June 30, 2013:

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

Common Stock

April 2014 Underwriting Agreement

On April 3, 2014, the Company entered into an underwriting agreement relating to the public offering and sale of 2,857,143 shares of the Company’s common stock, par value $0.001, at a price to the public of $3.50 per share, for proceeds, net of certain fees and expenses, of approximately $9.3 million.

November 2013 Stock Purchase Agreement

On November 14, 2013, the Company entered into a common stock Purchase Agreement with Aspire. Upon execution of the Purchase Agreement, Aspire purchased 511,509 shares of common stock for an aggregate purchase price of $2.0 million. Under the terms of the Purchase Agreement, Aspire has committed to purchase up to an additional 3,042,038 shares from time to time as directed by the Company or, in certain instances, as agreed to by both parties, over the next two years at prices derived from the market prices on or near the date of each sale. However, such commitment is limited to an additional $18.0 million of share purchases. In consideration for entering into the Purchase Agreement, concurrent with the execution of the Purchase Agreement, the Company issued 166,105 shares of the Company’s common stock to Aspire in lieu of a commitment fee. The fair value of these shares has been recorded as a component of other assets and will continue to be remeasured each reporting period, until the agreement is exhausted or expired, with gains or losses reported in the consolidated statements of operations. During the six months ended June 30, 2014, the Company sold 450,000 shares to Aspire under the Purchase Agreement for proceeds of $1.7 million.

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

Common Stock Bonus

During the six months ended June 30, 2013, the Company issued 31,643 shares of common stock with a fair value of approximately $0.2 million to employees in lieu of cash in connection with bonuses recorded for the year ended December 31, 2012. There were no such stock issuances during the six months ended June 30, 2014.

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

The following table summarizes information about warrants outstanding at June 30, 2014:

Issued in Connection With	Expiration Date	Common Shares Issuable	Weighted Average Exercise Price
July 2009 Series II stock issuance	2014	98,893	$7.00
January 2010 stock issuance	2015	101,785	$22.82
January 2010 stock issuance	2015	100,714	$19.95
October 2010 stock issuance	2015	594,513	$13.44
July 2011 stock issuance	2016	544,117	$9.52
Total		1,440,022	$12.63

There were no exercises of warrants during the six months ended June 30, 2013 and 2014. Warrants for 151,773 shares of common stock, issued in connection with the February 2007 stock issuance, expired during the six months ended June 30, 2014.

9.	DISCONTINUED OPERATIONS

On August 10, 2012, the Company entered into an agreement with Sinclair Pharmaceuticals Limited (“Sinclair”) to terminate, effective September 30, 2012, the distribution agreements relating to the promotion and sale of Xclair®, Numoisyn® Lozenges and Numoisyn® Liquid (collectively, the “ALIGN products”).

Product revenue, cost of goods sold and selling, general and administrative costs related to the promotion and sale of the ALIGN products have been reclassified from operating results from continuing operations to income from discontinued operations in the consolidated statement of operations for all periods presented as follows (in $000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Interest income	$24	$10	$50	$23
Income tax on discontinued operations	(10)	(3)	(20)	(8)
Net income from discontinued operations	$14	$7	$30	$15

The assets and liabilities associated with product promotion and sales have been classified within assets and liabilities of discontinued operations in the accompanying consolidated balance sheets (in $000s):

	December 31, 2013	June 30, 2014

Current assets of discontinued operations:
Short term portion of minimum royalty arrangement receivable, net	$379	$258
Returns indemnification receivable	260	145
Total current assets of discontinued operations	639	403
Long-term assets of discontinued operations:
Long-term portion of minimum royalty arrangement receivable, net	72	24
Total assets of discontinued operations	$711	$427

Current liabilities of discontinued operations:
Returns provision	$260	$145
Total current liabilities of discontinued operations	$260	$145

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

Overview

During the first half of 2014, we continued to progress with the clinical development of sapacitabine in acute myeloid leukemia, or AML, myelodysplastic syndromes, or MDS, and solid tumors. We were also able to advance our early pipeline through the support of government funding and investigator-initiated studies.

Sapacitabine in AML

In our SEAMLESS, Phase 3, registration-directed study of sapacitabine in elderly patients with newly diagnosed AML, our lead indication, we have enrolled over 70% of the required patients for the study. There are now approximately 100 participating study sites in the United States and Europe. With the addition of the European sites to those already established in the United States, we expect enrollment to accelerate and anticipate completion of enrollment around the end of 2014, with data read out in the second half of 2015.

During the second half of 2014 we expect to reach and report on several important milestones, including the next interim periodic Data Safety Monitoring Board, or DSMB, review at approximately 300 patients enrolled and DSMB interim analysis for futility after 212 events. SEAMLESS is being conducted under a Special Protocol Assessment, or SPA, agreement with the FDA.

Sapacitabine in MDS

MDS is a complex disease and although we can utilize our clinical development experience in AML there are differences between the two diseases and the treatment of MDS patients remains a challenge. We have been reviewing our Phase 2 data in MDS patients and consulting with key opinion leaders, regulators and other experts so that we have sufficient information to design and execute the right randomized controlled trial, or RCT, in MDS patients who have failed hypomethylating agents such as azacitidine and decitabine. Once the assessment of feasibility of running the RCT is completed, we will finalize development plans for sapacitabine in MDS.

We have devoted substantially all our efforts and resources to our research and development activities. As of June 30, 2014, our accumulated deficit was $299.1 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and pre-clinical drug candidates. Our operating expenses are comprised of research and development expenses and general and administrative expenses.

Recent Events

Preferred Stock Dividend

On May 22, 2014, the Board declared a quarterly cash dividend in the amount of $0.15 per share on our 6% Convertible Exchangeable Preferred Stock, or Preferred Stock. The cash dividend was paid on August 1, 2014 to the holders of record of the Preferred Stock as of the close of business on July 1, 2014.

Results of Operations

Three Months Ended June 30, 2013 and 2014

Results of Continuing Operations

Revenues

The following table summarizes the components of our revenues for the three months ended June 30, 2013 and 2014 (in $000s except percentages):

	Three Months Ended June 30,		Difference
	2013	2014	$	%
Grant revenue	$264	$356	92	35

We recognized $0.3 million and $0.4 million in grant revenue for the three months ended June 30, 2013 and 2014, respectively, from the European Union and the Biomedical Catalyst of the United Kingdom government.

The future

We expect to recognize approximately $3.9 million in grant revenue over the next three years from the Biomedical Catalyst of the United Kingdom government.

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

The following table provides information with respect to our research and development expenditures for the three months ended June 30, 2013 and 2014 (in $000s except percentages):

	Three Months Ended June 30,		Difference
	2013	2014	$	%
Sapacitabine	$2,296	$3,766	1,470	64
Other costs related to research and development programs, management and exploratory research	335	779	444	133
Total research and development expenses	$2,631	$4,545	1,914	73

Total research and development expenses represented 60% and 77% of our operating expenses for the three months ended June 30, 2013 and 2014, respectively.

Research and development expenditures increased by $1.9 million to $4.5 million for the three months ended June 30, 2014 from $2.6 million for the three months ended June 30, 2013. The increase was primarily due to study and site startup costs associated with the expansion of the SEAMLESS Phase 3 trial into Europe. Other costs related to research and development programs, management and exploratory research increased by $0.4 million to $0.8 million for the three months ended June 30, 2014 from $0.3 million for the three months ended June 30, 2013 as a result of increased expenditures related to grant funded research.

The future

We will continue to concentrate our resources on the development of sapacitabine. We anticipate that overall research and development expenditures for the year ended December 31, 2014 will increase compared to the year ended December 31, 2013, as we accelerate the enrollment of the SEAMLESS pivotal Phase 3 trial and advance our grant-funded earlier programs.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three months ended June 30, 2013 and 2014 (in $000s except percentages):

	Three Months Ended June 30,		Difference
	2013	2014	$	%
Total general and administrative expenses	$1,787	$1,386	(401)	(22)

Total general and administration expenses represented 40% and 23% of our operating expenses for the three months ended June 30, 2013 and 2014, respectively.

Our general and administrative expenses decreased by approximately $0.4 million, from $1.8 million for the three months ended June 30, 2013, to $1.4 million for the three months ended June 30, 2014 as a result of a decrease in legal and professional fees.

The future

We expect our general and administrative expenditures for the year ended December 31, 2014 to be lower than the year ended December 31, 2013 due to the reduction in professional fees, including legal fees as a result of the settlement of the litigation with Celgene Corporation (“Celgene”).

Other income (expense)

The following table summarizes other income (expense) for the three months ended June 30, 2013 and 2014 (in $000 except percentages):

	Three Months Ended June 30,		Difference
	2013	2014	$	%
Change in valuation of financial instruments associated with stock purchase agreement	$—	$(64)	(64)	—
Change in valuation of liabilities measured at fair value	—	20	20	—
Foreign exchange losses	(101)	(43)	58	(57)
Interest income	3	1	(2)	(67)
Other income, net	5,500	26	(5,474)	(100)
Total other income (expense)	$5,402	$(60)	(5,462)	(101)

Total other income (expense) decreased by approximately $5.5 million, from income of approximately $5.4 million for the three months ended June 30, 2013, to a loss of $0.1 million for the three months ended June 30, 2014.

Change in valuation of financial instruments associated with stock purchase agreement

The fair value of the right to sell additional shares under the Purchase Agreement with Aspire is remeasured each reporting period and gains or losses will continue to be reported until the agreement is exhausted or expired. The Company recognized a $0.1 million expense for the three months ended June 30, 2014 related to the November 2013 transaction.

Change in valuation of liabilities measured at fair value

The Company recognized income of approximately $20,000 during the three months ended June 30, 2014 as a result of the Company’s fair value determination of the SE liability at June 30, 2014.

Foreign exchange losses

Foreign exchange losses decreased by $0.1 million, from a loss of approximately $0.1 million for the three months ended June 30, 2013, to a loss of $43,000 for the three months ended June 30, 2014. Foreign exchange losses are reported in the consolidated statement of operations as a separate line item within other income (expense).

Other income, net

We recognized approximately $5.5 million in other income, net during the three months ended June 30, 2013 as a result of the sale of four Cyclacel-owned patents to Celgene.

The future

Other income (expense) for the year ended December 31, 2014 will be impacted by the change in valuation of financial instruments associated with the stock purchase agreement.

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

The following table summarizes the income tax benefit for the three months ended June 30, 2013 and 2014 (in $000s except percentages):

	Three Months Ended June 30,		Difference
	2013	2014	$	%
Total income tax benefit	$230	$816	586	255

The total income tax benefit increased approximately $0.6 million to an income tax benefit of $0.8 million for the three months ended June 30, 2014 from an income tax benefit of $0.2 million for the three months ended June 30, 2013. Research and development tax credits recoverable increased by approximately $0.6 million to $0.8 million for the three months ended June 30, 2014 from $0.2 million for the three months ended June 30, 2013. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.

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

Results of Discontinued Operations

The following table summarizes our net income from discontinued operations for the three months ended June 30, 2013 and 2014 (in $000s except percentages):

	Three Months Ended June 30,		Difference
	2013	2014	$	%
Income from discontinued operations	$24	$10	(14)	(58)
Income tax on discontinued operations	(10)	(3)	7	(70)
Net income from discontinued operations	$14	$7	(7)	(50)

In August 2012, we entered into a termination and settlement agreement with Sinclair to terminate, effective September 30, 2012, our license to distribute the ALIGN products, after which we no longer generated product revenue.

The net income from discontinued operations of approximately $7,000 in the three months to June 30, 2014 is the amortization of the discount on the minimum royalty arrangement, net of applicable taxes.

The future

We have ceased operations associated with the ALIGN products effective September 30, 2012 and do not expect significant activity going forward.

Results of Operations

Six Months Ended June 30, 2013 and 2014

Results of Continuing Operations

Revenues

The following table summarizes the components of our revenues for the six months ended June 30, 2013 and 2014 (in $000s except percentages):

	Six Months Ended June 30,		Difference
	2013	2014	$	%
Grant revenue	$476	$752	276	58

We recognized $0.5 million and $0.8 million in grant revenue for the six months ended June 30, 2013 and 2014, respectively, from the European Union and the Biomedical Catalyst of the United Kingdom government.

The future

We expect to recognize approximately $3.9 million in grant revenue over the next three years from the Biomedical Catalyst of the United Kingdom government.

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

The following table provides information with respect to our research and development expenditures for the six months ended June 30, 2013 and 2014 (in $000s except percentages):

	Six Months Ended June 30,		Difference
	2013	2014	$	%
Sapacitabine	$3,304	$7,342	4,038	122
Other costs related to research and development programs, management and exploratory research	907	1,547	640	71
Total research and development expenses	$4,211	$8,889	4,678	111

Total research and development expenses represented 49% and 76% of our operating expenses for the six months ended June 30, 2013 and 2014, respectively.

Research and development expenditures increased by $4.7 million to $8.9 million for the six months ended June 30, 2014 from $4.2 million for the six months ended June 30, 2013. The increase was primarily due to study and site startup costs and drug product costs associated with the expansion of the SEAMLESS Phase 3 trial into Europe. Other costs related to research and development programs, management and exploratory research increased by $0.6 million to $1.5 million for the six months ended June 30, 2014 from $0.9 million for the six months ended June 30, 2013 as a result of increased expenditures related to grant funded research.

The future

We will continue to concentrate our resources on the development of sapacitabine. We anticipate that overall research and development expenditures for the year ended December 31, 2014 will increase compared to the year ended December 31, 2013, as we accelerate the enrollment of the SEAMLESS pivotal Phase 3 trial and advance our grant-funded earlier programs.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the six months ended June 30, 2013 and 2014 (in $000s except percentages):

	Six Months Ended June 30,		Difference
	2013	2014	$	%
Total general and administrative expenses	$4,470	$2,848	(1,622)	(36)

Total general and administration expenses represented 51% and 24% of our operating expenses for the six months ended June 30, 2013 and 2014, respectively.

Our general and administrative expenses decreased by approximately $1.6 million, from $4.5 million for the six months ended June 30, 2013, to $2.8 million for the six months ended June 30, 2014. The decrease in expenses was attributable to a decrease in legal fees as a result of the dismissal of all claims in April 2013 in the patent litigation with Celgene.

The future

We expect our general and administrative expenditures for the year ended December 31, 2014 to be lower than the year ended December 31, 2013 due to the reduction in professional fees, including legal fees as a result of the settlement of the litigation with Celgene.

Other income (expense)

The following table summarizes other income (expense) for the six months ended June 30, 2013 and 2014 (in $000 except percentages):

	Six Months Ended June 30,		Difference
	2013	2014	$	%
Change in valuation of financial instruments associated with stock purchase agreement	$—	$(111)	(111)	—
Change in valuation of Economic Rights	570	—	(570)	(100)
Change in valuation of liabilities measured at fair value	—	20	20	—
Foreign exchange gains (losses)	19	(33)	(52)	(274)
Interest income	4	2	(2)	(50)
Other income, net	5,504	26	(5,478)	(100)
Total other income (expense)	$6,097	$(96)	(6,193)	(102)

Total other income (expense) decreased by approximately $6.2 million, from income of approximately $6.1 million for the six months ended June 30, 2013, to a loss of $0.1 million for the six months ended June 30, 2014.

Change in valuation of financial instruments associated with stock purchase agreement

The fair value of the right to sell additional shares under the Purchase Agreement with Aspire is remeasured each reporting period and gains or losses will continue to be reported until the agreement is exhausted or expired. The Company recognized a $0.1 million expense for the six months ended June 30, 2014 related to the November 2013 transaction.

Change in valuation of Economic Rights

The Economic Rights were settled by a $0.6 million payment to the holders in April 2013.

Change in valuation of liabilities measured at fair value

The Company recognized income of approximately $20,000 during the six months ended June 30, 2014 as a result of the Company’s fair value determination of the SE liability at June 30, 2014.

Foreign exchange gains (losses)

Foreign exchange gains (losses) decreased by $0.1 million, from a gain of approximately $19,000 for the six months ended June 30, 2013, to a loss of $33,000 for the six months ended June 30, 2014. Foreign exchange gains (losses) are reported in the consolidated statement of operations as a separate line item within other income (expense).

Other income, net

We recognized approximately $5.5 million in other income, net during the six months ended June 30, 2013 as a result of the sale of four Cyclacel-owned patents to Celgene. We recognized approximately $26,000 in other income, net during the six months ended June 30, 2014.

The future

Other income (expense) for the year ended December 31, 2014 will be impacted by the change in valuation of financial instruments associated with the stock purchase agreement.

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

The following table summarizes the income tax benefit for the six months ended June 30, 2013 and 2014 (in $000s except percentages):

	Six Months Ended June 30,		Difference
	2013	2014	$	%
Total income tax benefit	$488	$1,385	897	184

The total income tax benefit increased approximately $0.9 million to an income tax benefit of $1.4 million for the six months ended June 30, 2014 from an income tax benefit of $0.5 million for the six months ended June 30, 2013. Research and development tax credits recoverable increased by approximately $0.9 million to $1.4 million for the six months ended June 30, 2014 from $0.5 million for the six months ended June 30, 2013. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.

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

Results of Discontinued Operations

The following table summarizes our net income from discontinued operations for the six months ended June 30, 2013 and 2014 (in $000s except percentages):

	Six Months Ended June 30,		Difference
	2013	2014	$	%
Income from discontinued operations	$50	$23	(27)	(54)
Income tax on discontinued operations	(20)	(8)	12	(60)
Net income from discontinued operations	$30	$15	(15)	(50)

In August 2012, we entered into a termination and settlement agreement with Sinclair to terminate, effective September 30, 2012, our license to distribute the ALIGN products, after which we no longer generated product revenue.

The net income from discontinued operations of approximately $15,000 in the six months to June 30, 2014 is the amortization of the discount on the minimum royalty arrangement, net of applicable taxes.

The future

We have ceased operations associated with the ALIGN products effective September 30, 2012 and do not expect significant activity going forward.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at December 31, 2013 and June 30, 2014 (in $000s except percentages):

	December 31, 2013	June 30, 2014	$ Difference	% Difference
Cash and cash equivalents	$31,146	$33,456	2,310	7

Working capital:
Current assets	$35,173	$37,281	2,108	6
Current liabilities	(7,256)	(7,783)	(527)	7
Working capital	$27,917	$29,498	1,581	6

At June 30, 2014, we had cash and cash equivalents of $33.5 million as compared to $31.1 million at December 31, 2013.

We have relied primarily on the proceeds from sales of common and preferred equity securities, as well as the exercise of warrants, to finance our operations and internal growth. Additional funding has come through interest on investments, licensing revenue, government grants, the sale of product rights, and research and development tax credits. As of June 30, 2014, we had an accumulated deficit of $299.1 million.

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

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2013 and 2014, is summarized as follows (in $000s):

	Six Months Ended June 30,
	2013	2014
Net cash used in operating activities	$(10,682)	$(8,877)
Net cash provided by investing activities	$5,672	$127
Net cash provided by financing activities	$22,303	$10,915

Cash flows generated from discontinued operations have been combined with the cash flows from continuing operations within each of the Operating, Investing and Financing activities sections.

Operating activities

Net cash used in operating activities decreased by $1.8 million, from $10.7 million for the six months ended June 30, 2013 to $8.9 million for the six months ended June 30, 2014. The decrease in net cash used in operating activities was primarily the result of an increase in spending on research and development and the timing of payment of professional fees.

Investing activities

Net cash provided by investing activities decreased from approximately $5.7 million for the six months ended June 30, 2013 to approximately $0.1 million for the six months ended June 30, 2014 as a result of the receipt of $5.5 million from the sale of patents in 2013.

Financing activities

Net cash provided by financing activities was $11.0 million for the six months ended June 30, 2014, primarily as a result of approximately $9.3 million in proceeds from the issuance of common stock in April 2014 and $1.7 million in proceeds from the issuance of common stock under a Purchase Agreement with Aspire entered into in November 2013.

Net cash provided by financing activities was $22.3 million for the six months ended June 30, 2013, primarily as a result of approximately $19.0 million in proceeds from the issuance of common stock under an underwriting agreement entered into in May 2013.

Operating Capital and Capital Expenditure Requirements

To date, we have not generated significant product revenue but have financed our operations and internal growth through private placements, registered direct financings, licensing revenue, collaborations, interest on investments, government grants and research and development tax credits. We have recognized grant revenues of $0.8 million during the six months ended June 30, 2014 from the European Union and the Biomedical Catalyst of the United Kingdom government. We have also recognized $1.4 million in research and development tax credits, which are reported as income tax benefits on the consolidated statements of operations, from the United Kingdom’s tax authority, H.M. Revenue & Customs, during the six months ended June 30, 2014.

We expect to continue to incur substantial operating losses in the future and cannot guarantee that we will generate any significant product revenues until a product candidate has been approved by the FDA or similar regulatory agencies in other countries and successfully commercialized. However, we will receive a total of approximately $0.3 million in quarterly installments through September 2015 as the remaining part of a $1.0 million minimum royalty arrangement included in our termination agreement with Sinclair, which will be reported as cash flows provided by (used in) investing activities in our condensed consolidated statements of cash flows.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of June 30, 2014, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In analyzing our company, you should consider carefully the following risk factors, together with all of the other information included in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Quarterly Report on Form 10-Q. Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our Company The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

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

Capital markets are currently experiencing a prolonged period of disruption and instability, which has had and could continue to have a negative impact on the availability and cost of capital.

Economic conditions remain difficult with the continuing uncertainty in the global credit markets, the European Union, the financial services industry and the United States capital markets and with the United States economy as a whole experiencing a period of substantial uncertainty characterized by unprecedented intervention by the United States federal government and the European Union. Further, the general disruption in the United States capital markets has impacted the broader worldwide financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. These global conditions could persist for a prolonged period of time or worsen in the future. Our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions.  The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets could materially and adversely affect the cost of debt financing and the proceeds of equity financing may be materially adversely impacted by these market conditions.

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

We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of December 31, 2013 and June 30, 2014, our accumulated deficit was $289.4 million and $299.1 million, respectively. Our net loss was $1.6 million and $9.7 million for the six months ended June 30, 2013 and 2014, respectively. Our drug candidates are in the mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years, as we continue our research and development of our drug candidates, seek regulatory approvals and commercialize any approved drugs. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.

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

In addition, in the event a third party seeks to acquire our company or acquire control of our company by way of a merger, but the terms of such offer do not provide for our preferred stock to remain outstanding or be converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to our preferred stock, the terms of the Certificate of Designation of our preferred stock provide for an adjustment to the conversion ratio of our preferred stock such that, depending on the terms of any such transaction, preferred stockholders may be entitled, by their terms, to receive up to $10.00 per share in common stock, causing our common stockholders not to receive as favorable a price as the price at which such shares may be trading at the time of any such transaction. As of June 30, 2014, there were 335,273 shares of our preferred stock issued and outstanding. If the transaction were one in which proceeds were received by the Company for distribution to stockholders, and the terms of the Certificate of Designation governing the preferred stock were strictly complied with, approximately $4.0 million would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time. Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: August 12, 2014	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and
Executive Vice President, Finance

