Form 10-Q
period 2014-09-30
Cyclacel Pharmaceuticals, Inc.
filed 2014-11-12
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 11, 2014 there were 22,976,475 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

	December 31,	September 30,
	2013	2014
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,146	$26,707
Prepaid expenses and other current assets	3,388	4,202
Current assets of discontinued operations	639	267
Total current assets	35,173	31,176
Property and equipment (net)	275	454
Long-term assets of discontinued operations	72	—
Total assets	$35,520	$31,630
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,545	$2,201
Accrued and other current liabilities	4,431	4,490
Other liabilities measured at fair value	20	—
Current liabilities of discontinued operations	260	75
Total current liabilities	7,256	6,766
Other liabilities	241	221
Total liabilities	7,497	6,987

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2013 and September 30, 2014; 335,273 shares issued and outstanding at December 31, 2013 and September 30, 2014. Aggregate preference in liquidation of $3,989,749 at December 31, 2013 and September 30, 2014.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2013 and September 30, 2014; 19,369,332 and 22,676,475 shares issued and outstanding at December 31, 2013 and September 30, 2014, respectively.	19	23
Additional paid-in capital	317,543	328,943
Accumulated other comprehensive loss	(109)	(305)
Accumulated deficit	(289,430)	(304,018)
Total stockholders’ equity	28,023	24,643
Total liabilities and stockholders’ equity	$35,520	$31,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Revenues:
Grant revenue	$309	$735	$785	$1,487
Total revenues	309	735	785	1,487
Operating expenses:
Research and development	4,575	4,972	8,786	13,861
General and administrative	1,529	1,433	5,999	4,281
Total operating expenses	6,104	6,405	14,785	18,142
Operating loss	(5,795)	(5,670)	(14,000)	(16,655)
Other income (expense):
Change in valuation of financial instruments associated with stock purchase agreement	—	(4)	—	(115)
Change in valuation of Economic Rights	—	—	570	—
Change in valuation of liabilities measured at fair value	—	—	—	20
Foreign exchange gains (losses)	25	10	44	(23)
Interest income	8	3	12	5
Other income, net	16	—	5,520	26
Total other income (expense)	49	9	6,146	(87)
Loss from continuing operations before taxes	(5,746)	(5,661)	(7,854)	(16,742)
Income tax benefit	730	750	1,218	2,135
Net loss from continuing operations	(5,016)	(4,911)	(6,636)	(14,607)
Discontinued operations:
Income from discontinued operations	20	6	70	29
Income tax on discontinued operations	(8)	(2)	(28)	(10)
Net income from discontinued operations	12	4	42	19
Net loss	(5,004)	(4,907)	(6,594)	(14,588)
Deemed dividend on convertible exchangeable preferred shares	(661)	—	(9,027)	—
Dividend on convertible exchangeable preferred shares	(63)	(50)	(248)	(150)
Net loss applicable to common shareholders	$(5,728)	$(4,957)	$(15,869)	$(14,738)

Basic and diluted earnings per common share:
Net loss per share, continuing operations	$(0.32)	$(0.22)	$(1.15)	$(0.68)
Net income per share, discontinued operations	$0.00	$0.00	$0.00	$0.00
Net loss per share applicable to common shareholders	$(0.32)	$(0.22)	$(1.15)	$(0.68)

Weighted average shares of common stock outstanding	17,788,568	22,676,475	13,850,792	21,607,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Net loss from continuing operations	$(5,016)	$(4,911)	$(6,636)	$(14,607)
Net income from discontinued operations	12	4	42	19
Net loss	(5,004)	(4,907)	(6,594)	(14,588)
Translation adjustment	(6,985)	6,214	(347)	2,134
Unrealized foreign exchange gain (loss) on intercompany loans	6,818	(6,422)	127	(2,330)
Comprehensive loss	$(5,171)	$(5,115)	$(6,814)	$(14,784)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In $000s)
(Unaudited)

	Nine Months Ended September 30,
	2013	2014
Operating activities:
Net loss	$(6,594)	$(14,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in valuation of liabilities measured at fair value	(1,120)	(20)
Change in valuation of financial instruments associated with stock purchase agreement	—	115
Depreciation	58	115
Gain on sale of patents	(5,500)	—
Stock-based compensation	244	589
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(746)	(842)
Accounts payable and other current liabilities	837	(403)
Net cash used in operating activities	(12,821)	(15,034)
Investing activities:
Purchase of property, plant and equipment	(99)	(302)
Minimum royalty payments received from termination of ALIGN license agreement	264	288
Proceeds from sale of patents	5,500	—
Net cash provided by (used in) investing activities	5,665	(14)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	25,636	10,965
Payment of preferred stock dividend	(255)	(150)
Net cash provided by financing activities	25,381	10,815
Effect of exchange rate changes on cash and cash equivalents	(150)	(206)
Net increase (decrease) in cash and cash equivalents	18,075	(4,439)
Cash and cash equivalents, beginning of period	16,412	31,146
Cash and cash equivalents, end of period	$34,487	$26,707

Supplemental cash flow information:
Cash received during the period for:
Interest	9	5
Taxes	970	1,811
Schedule of non-cash transactions:
Issuance of Ordinary shares in lieu of cash bonus	181	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Sapacitabine is being evaluated in the SEAMLESS Phase 3 study being conducted under a Special Protocol Assessment (“SPA”) agreement with the US Food and Drug Administration (“FDA”) for the front-line treatment of acute myeloid leukemia (“AML”) in the elderly and in Phase 2 studies for AML, myelodysplastic syndromes (“MDS”), non-small cell lung cancer (“NSCLC”) and chronic lymphocytic leukemia. Sapacitabine is also being evaluated in a Phase 1 study in combination with seliciclib, the Company’s second clinical candidate, in patients with solid tumors, in particular those carrying gBRCA mutations. The FDA and the European Medicines Agency (“EMA”) have designated sapacitabine as an orphan drug for the treatment of both AML and MDS.

In Cyclacel’s second development program, the Company is evaluating cyclin dependent kinase, or CDK, inhibitors. CDKs are involved in cancer cell growth, metastatic spread and DNA damage repair. Seliciclib, the Company’s most advanced CDK inhibitor, is an oral, highly selective inhibitor of CDK enzymes. To date, seliciclib has been evaluated in several Phase 1 and 2 studies in various cancers, including NSCLC and nasopharyngeal cancer (“NPC”), and has shown signs of anti-cancer activity. Seliciclib will also be evaluated in an investigator-initiated clinical study to treat rheumatoid arthritis (“RA”) supported by an approximately $1.5 million grant from the United Kingdom's Medical Research Council.

Cyclacel’s second generation CDK inhibitor, CYC065, is an oral, highly selective inhibitor of CDK enzymes. CYC065 has been shown to have increased anti-proliferative potency and improved pharmaceutical properties compared to seliciclib. Investigational new drug (“IND”) enabling studies with CYC065 have been completed with support from a $1.9 million grant from the Biomedical Catalyst of the United Kingdom government.

In addition to these development programs, in Cyclacel’s polo-like kinase (“PLK”) inhibitor program, the Company has discovered CYC140 and other potent and selective small molecule inhibitors of PLK1, a kinase active during cell division, targeting the mitotic phase of the cell cycle. PLK was discovered by Professor David Glover, the Company’s Chief Scientist. The Company has received a grant award of approximately $3.7 million from the Biomedical Catalyst of the United Kingdom government to complete IND-directed preclinical development of CYC140.

Cyclacel currently retains virtually all marketing rights worldwide to the compounds associated with the Company’s drug programs.

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

Basis of Presentation

The condensed consolidated balance sheet as of September 30, 2014, the condensed consolidated statements of operations, comprehensive loss, and cash flows for the three and nine months ended September 30, 2013 and 2014 and all related disclosures contained in the accompanying notes are unaudited. The condensed consolidated balance sheet as of December 31, 2013 is derived from the audited consolidated financial statements included in the 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the condensed consolidated balance sheet as of September 30, 2014, and the results of operations, comprehensive loss and cash flows for the three and nine months ended September 30, 2014, have been made. The interim results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Clinical Trial Accounting

Data management and monitoring of the Company’s clinical trials are performed with the assistance of contract research organizations (“CROs”) or clinical research associates (“CRAs”) in accordance with the Company’s standard operating procedures. Typically, CROs and CRAs bill monthly for services performed, and others bill based upon milestones achieved. For outstanding amounts, the Company accrues unbilled clinical trial expenses based on estimates of the level of services performed each period. Costs of setting up clinical trial sites for participation in the trials are recognized upon execution of the clinical trial agreement and expensed immediately as research and development expenses. Clinical trial costs related to patient enrollment are accrued as patients are entered into and progress through the trial.

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

Translation adjustments arising on consolidation due to differences between average rates and balance sheet rates, as well as unrealized foreign exchange gains or losses arising from translation of intercompany loans that are of a long-term-investment nature, are recorded in other comprehensive loss.

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

Income tax benefit, net from continuing operations, on the consolidated statements of operations of $0.8 million and $2.1 million for the three and nine month periods ended September 30, 2014, respectively, consists of research and development tax credits from HMRC.

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

The following potentially dilutive shares of common stock have not been included in the computation of diluted net loss per share for the three and nine month periods ended September 30, 2013 and 2014 as the result would be anti-dilutive:

	September 30, 2013	September 30, 2014
Stock options	487,719	1,010,298
Restricted Stock and Restricted Stock Units	119,248	119,015
Convertible preferred stock	20,381	20,381
Common stock warrants	1,591,795	1,341,129
Total shares excluded from calculation	2,219,143	2,490,823

Comprehensive Income (Loss)

In accordance with ASC 220 “Comprehensive Income” (“ASC 220”), all components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive loss.

Recent Events

On September 10, 2014, the Board of Directors (the “Board”) of the Company declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”). The cash dividend was paid on November 3, 2014 to the holders of record of the Preferred Stock as of the close of business on October 1, 2014.

Accounting Standards Adopted in the Period

On January 1, 2014 the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) relating to the presentation of an unrecognized tax benefit when a net operating loss carryforward (“NOL”), a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a NOL, a similar tax loss, or a tax credit carryforward, except to the extent it is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.

On January 1, 2014 the Company adopted guidance issued by the FASB relating to certain foreign currency matters. This guidance clarifies the parent company’s accounting for the cumulative translation adjustment when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity or of an investment in a foreign entity. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.

On January 1, 2014 the Company adopted guidance issued by the FASB relating to obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The guidance should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements that exist at the beginning of an entity’s fiscal year of adoption. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.

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

Recent Accounting Pronouncements Not Yet Effective

In August 2014, the FASB issued guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and the provision of related footnote disclosures. This guidance is effective for annual period ending December 15, 2016 and for annual and interim periods thereafter. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued guidance on accounting for share based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. This guidance is effective for annual periods, and interim periods within those annual periods, after January 1, 2016. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

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

The fair value of the Company’s financial assets and liabilities that are measured on a recurring basis were determined using the following inputs as of September 30, 2014 (in $000s):

	Level 1	Level 2	Level 3	Total
ASSETS
Cash equivalents	$20,218	$—	$—	$20,218
Financial instrument associated with stock purchase agreement	—	277	—	277
Total assets	$20,218	$277	$—	$20,495

The following table reconciles the beginning and ending balances of Level 3 inputs for the nine months ended September 30, 2014 (in $000s):

Level 3
Balance as of December 31, 2013	20
Change in valuation of Scottish Enterprise agreement	(20)
Balance as of September 30, 2014	—

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

The Company has accounted for the right to sell additional shares under the Purchase Agreement based on the guidance of ASC 815 “Derivative Financial Instruments” (“ASC 815”), which requires the instrument to be measured at fair value with changes in fair value reported in earnings. The instrument had a fair value of $0.5 million at the date of the transaction and a fair value of $0.4 million and $0.3 million as of December 31, 2013 and September 30, 2014, respectively. The $0.1 million decrease in the fair value of the Purchase Agreement during the nine months ended September 30, 2014 was recognized as a loss in the consolidated statements of operations. The primary inputs used to determine fair value are the price of the Company’s common stock, the remaining term, and aggregate share purchases on the measurement date. The fair value of the Purchase Agreement is remeasured each reporting period and gains or losses will continue to be reported until the agreement is exhausted or expired.

Liabilities Measured at Fair Value

Scottish Enterprise Agreement

On June 22, 2009, the Company amended an agreement with Scottish Enterprise (“SE”) (the “Amendment”) pursuant to which, if the Company failed to maintain minimum staff levels before July 1, 2014 without SE’s prior consent, the Company would have been obligated to pay up to £4 million to SE, calculated as a maximum of £4 million (approximately $6.5 million at December 31, 2013) less the market value of the shares held by SE at the time staffing levels in Scotland fell below the prescribed minimum levels. The staffing levels did not fall below the minimum level before July 1, 2014 and the Company is no longer liable to make any payments under the Amendment.

This arrangement was accounted for as a liability under ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”), and is measured at fair value. Changes in fair value are recognized in earnings. Due to the nature of the associated contingency and the likelihood of occurrence, the Company concluded the fair value of this liability was approximately $20,000 at December 31, 2013. The most significant inputs in estimating the fair value of this liability were the probabilities that staffing levels would fall below the prescribed minimum and that the Company would be unable or unwilling to replace such employees within the prescribed time period. At December 31, 2013, the Company used a scenario analysis model to arrive at the fair value of the Scottish Enterprise Agreement and assumed a 30% probability of falling below a minimum staffing level and a 1% probability that the occurrence of such an event would not be cured within the prescribed time period. At September 30, 2014, the Company had no further liability under the agreement and the fair value of the liability was $0. Changes in the value of this liability have been recorded in the consolidated statement of operations.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following is a summary of prepaid expenses and other current assets at December 31, 2013 and September 30, 2014 (in $000s):

	December 31,	September 30,
	2013	2014
Research and development tax credit receivable	$1,744	$2,014
Prepayments	427	821
Grant receivable	357	265
Sales tax receivable	209	552
Deposits	132	132
Other current assets	519	418
	$3,388	$4,202

5.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following (in $000s):

	December 31,	September 30,
	2013	2014
Accrued research and development	$3,435	$4,082
Accrued legal and professional fees	265	243
Other current liabilities	731	165
	$4,431	$4,490

6.	STOCK BASED COMPENSATION

ASC 718 requires compensation expense associated with share-based awards to be recognized over the requisite service period, which for the Company is the period between the grant date and the date the award vests or becomes exercisable. Most of the awards granted by the Company (and still outstanding), vest ratably over one to four years.

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three and nine months ended September 30, 2013 and 2014 as shown in the following table (in $000s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
General and administrative	$82	$160	$199	$415
Research and development	15	59	44	174
Stock-based compensation costs before income taxes	$97	$219	$243	$589

2006 Plan

On March 16, 2006, the 2006 Plan was adopted, under which Cyclacel may make equity incentive grants to its officers, employees, directors and consultants. The Company has reserved 1,428,571 shares of the Company’s common stock under the 2006 Plan. Stock option awards granted under the 2006 Plan have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

There were 32,697 and 63,000 options granted during the nine months ended September 30, 2013 and 2014, respectively.

There were no stock options exercised during the three and nine months ended September 30, 2013 and 2014. The Company does not expect to be able to benefit for the deduction for stock option exercises that may occur during the year ended December 31, 2014 because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income for the year ended December 31, 2014.

Outstanding Options

A summary of the share option activity and related information is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Options outstanding at December 31, 2013	949,685	$15.02	7.38	$152
Granted	63,000	$3.11
Exercised	—	$—
Cancelled/forfeited	(2,387)	$31.08
Options outstanding at September 30, 2014	1,010,298	$14.24	6.83	$7
Unvested at September 30, 2014	449,915	$4.15	9.16	$1
Vested and exercisable at September 30, 2014	560,383	$22.33	4.96	$6

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

Restricted Stock Units

Summarized information for restricted stock unit activity for the nine months ended September 30, 2014 is as follows:

	Restricted Stock Units (1)	Weighted Average Grant Date Value Per Share
Non-vested at December 31, 2013	119,248	$5.62
Granted	—	$—
Forfeited	(233)	$5.39
Non-vested at September 30, 2014	119,015	$5.62

(1)	Includes 85,097 restricted stock units issued that will vest upon the fulfillment of certain clinical and financial conditions.

The Company issued 85,097 restricted stock units to employees during the three months ended March 31, 2013 that will vest upon the fulfillment of certain clinical and financial conditions and will terminate if they have not vested by December 31, 2014. The Company determined that the satisfaction of the vesting criteria was not probable as of September 30, 2014 and, as a result, did not record any expense related to these awards for the three and nine months ended September 30, 2014. The Company did not issue any restricted stock units during the nine months ended September 30, 2014.

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

Pursuant to the Daiichi Sankyo license under which the Company licenses certain patent rights for sapacitabine, its lead drug candidate, the Company is under an obligation to use reasonable endeavors to develop a product and obtain regulatory approval to sell a product and has agreed to pay Daiichi Sankyo an up-front fee, reimbursement for Daiichi Sankyo’s enumerated expenses, milestone payments and royalties on a country-by-country basis. The up-front fee, Phase 3 entry milestone, and certain past reimbursements have been paid. A further $10.0 million in aggregate milestone payments could be payable subject to achievement of all the specific contractual milestones which are primarily related to regulatory approval in various territories, and the Company’s decision to continue with these projects. Royalties are payable in each country for the term of patent protection in the country or for ten years following the first commercial sale of licensed products in the country, whichever is later. Royalties are payable on net sales. Net sales are defined as the gross amount invoiced by the Company or its affiliates or licensees, less discounts, credits, taxes, shipping and bad debt losses. The agreement extends from its commencement date to the date on which no further amounts are owed under it. If the Company wishes to appoint a third party to develop or commercialize a sapacitabine-based product in Japan, within certain limitations, Daiichi Sankyo must be notified and given a right of first refusal, with the right of first refusal ending sixty days after notification, to develop and/or commercialize in Japan. In general, the license may be terminated by the Company for technical, scientific, efficacy, safety, or commercial reasons on six months’ notice, or twelve months’ notice, if after a launch of a sapacitabine-based product, or by either party for material default.

8.	STOCKHOLDERS’ EQUITY

Preferred Stock

As of September 30, 2014, there were 335,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s shares of common stock at a conversion rate of approximately 0.06079 shares of common stock for each share of Preferred Stock based on a price of $164.50. The Company has reserved 20,381 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at September 30, 2014. The shares of previously-converted Preferred Stock have been retired, cancelled and restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board as shares of Preferred Stock of one or more series.

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

Conversion of Convertible Preferred Stock

During the nine months ended September 30, 2013, the Company converted an aggregate of 792,460 shares of Preferred Stock into an aggregate of 1,513,653 shares of the Company’s common stock. There were no conversions of the Company’s Preferred Stock into shares of common stock during the nine months ended September 30, 2014. Since the Company’s transaction with Xcyte Therapies, Inc. in 2006, holders have exchanged 1,711,540 shares of Preferred Stock into common stock as a result of arms-length negotiations between the Company and the other parties.

The table below provides details of the aggregate activities during the nine months ended September 30, 2013:

Nine Months Ended September 30, 2013
Preferred shares exchanged	877,869
Shares of common stock issued:
At stated conversion terms	53,366
Incremental shares issued under the exchange transaction	1,631,105
Total shares of common stock issued	1,684,471

As the Preferred stockholders received additional shares of common stock issued to them upon conversion as compared to what they would have been entitled to receive under the stated rate of exchange, the Company recorded the excess of (1) the fair value of all securities and other consideration transferred to the holders of the Preferred Stock and (2) the fair value of securities issuable pursuant to the original conversion terms as a deemed dividend resulting in an increase in the net loss attributable to common shareholders. Specifically, the Company recorded deemed dividends related to the additional shares issued under the exchange transactions of $9.0 million for the nine months ended September 30, 2013.

Common Stock

April 2014 Underwriting Agreement

On April 3, 2014, the Company entered into an underwriting agreement relating to the public offering and sale of 2,857,143 shares of the Company’s common stock, par value $0.001, at a price to the public of $3.50 per share, for proceeds, net of certain fees and expenses, of approximately $9.3 million.

November 2013 Stock Purchase Agreement

On November 14, 2013, the Company entered into a common stock Purchase Agreement with Aspire. Upon execution of the Purchase Agreement, Aspire purchased 511,509 shares of common stock for an aggregate purchase price of $2.0 million. Under the terms of the Purchase Agreement, Aspire has committed to purchase up to an additional 3,042,038 shares from time to time as directed by the Company or, in certain instances, as agreed to by both parties, over the next two years at prices derived from the market prices on or near the date of each sale. However, such commitment is limited to an additional $18.0 million of share purchases. In consideration for entering into the Purchase Agreement, concurrent with the execution of the Purchase Agreement, the Company issued 166,105 shares of the Company’s common stock to Aspire in lieu of a commitment fee. The fair value of these shares has been recorded as a component of other assets and will continue to be remeasured each reporting period, until the agreement is exhausted or expired, with gains or losses reported in the consolidated statements of operations. During the nine months ended September 30, 2014, the Company sold 450,000 shares to Aspire under the Purchase Agreement for proceeds of $1.7 million.

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

Common Stock Bonus

During the nine months ended September 30, 2013, the Company issued 31,643 shares of common stock with a fair value of approximately $0.2 million to employees in lieu of cash in connection with bonuses recorded for the year ended December 31, 2012. There were no such stock issuances during the nine months ended September 30, 2014.

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

Common Stock Warrants

The following table summarizes information about warrants outstanding at September 30, 2014:

Issued in Connection With	Expiration Date	Common Shares Issuable	Weighted Average Exercise Price
January 2010 stock issuance	2015	101,785	$22.82
January 2010 stock issuance	2015	100,714	$19.95
October 2010 stock issuance	2015	594,513	$13.44
July 2011 stock issuance	2016	544,117	$9.52
Total		1,341,129	$13.05

There were no exercises of warrants during the nine months ended September 30, 2013 and 2014. Warrants for 151,773 shares of common stock, issued in connection with the February 2007 stock issuance and warrants for 98,893 shares of common stock, issued in connection with the July 2009 Series II stock issuance, expired during the nine months ended September 30, 2014.

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

Product revenue, cost of goods sold and selling, general and administrative costs related to the promotion and sale of the ALIGN products have been reclassified from operating results from continuing operations to income from discontinued operations in the consolidated statement of operations for all periods presented as follows (in $000s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Interest income	$20	$6	$70	$29
Income tax on discontinued operations	(8)	(2)	(28)	(10)
Net income from discontinued operations	$12	$4	$42	$19

The assets and liabilities associated with product promotion and sales have been classified within assets and liabilities of discontinued operations in the accompanying consolidated balance sheets (in $000s):

	December 31, 2013	September 30, 2014

Current assets of discontinued operations:
Short term portion of minimum royalty arrangement receivable, net	$379	$192
Returns indemnification receivable	260	75
Total current assets of discontinued operations	639	267
Long-term assets of discontinued operations:
Long-term portion of minimum royalty arrangement receivable, net	72	—
Total assets of discontinued operations	$711	$267

Current liabilities of discontinued operations:
Returns provision	$260	$75
Total current liabilities of discontinued operations	$260	$75

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

Overview

During the nine months ended September 30, 2014, we continued to progress with the clinical development of sapacitabine in acute myeloid leukemia, or AML, myelodysplastic syndromes, or MDS, and solid tumors. We were also able to continue to advance our early pipeline through the support of government funding and investigator-initiated studies

Sapacitabine in AML

In our SEAMLESS, Phase 3, registration-directed study of sapacitabine in elderly patients with newly diagnosed AML, our lead indication, we have enrolled over 85% of the required patients for the study. There are now approximately 110 participating study sites in the United States and Europe and we anticipate completion of enrollment around the end of 2014, with data read out in the second half of 2015 or first half of 2016. Additionally, we are engaged in New Drug Application, or NDA, enabling activities to prepare for a regulatory submission. We have engaged an external consultant to review available NDA content for the final regulatory dossier which may be used for submission to the FDA and for a Marketing Authorisation Application, or MAA, in Europe. We are planning to apply to the FDA for a Fast Track designation. Fast track designated drugs are afforded a rolling review of their NDA. A rolling review would allow us to submit certain sections of the required documentation when they are completed, for example biopharmaceutical or chemistry, manufacturing and controls sections, ahead of the clinical section which is generally submitted last when final data from the clinical study becomes available.

In October 2014, the Data Safety Monitoring Board, or DSMB, overseeing SEAMLESS reviewed available data from 317 randomized patients with at least 60 days of follow-up as part of the study’s fourth planned safety review and recommended that the study should continue as planned without any modifications. We anticipate that the DSMB will conduct an interim analysis for futility after approximately 212 events and perform the fifth and final planned safety review around the end of 2014. SEAMLESS is being conducted under a Special Protocol Assessment, or SPA, agreement with the FDA.

Sapacitabine in MDS

MDS is a complex disease and although we can utilize our clinical development experience in AML, there are differences between the two diseases and the treatment of MDS patients remains a challenge. We have been reviewing our Phase 2 data in MDS patients and consulting with key opinion leaders, regulators and other experts so that we have sufficient information to design and execute the right randomized controlled trial, or RCT, in MDS patients who have failed hypomethylating agents, such as azacitidine and/or decitabine. Once the assessment of feasibility for this study is completed, we will finalize development plans for sapacitabine in MDS.

Sapacitabine in Solid Tumors in combination with Seliciclib Cyclin Dependent Kinase (CDK) Inhibitor

Our lead CDK inhibitor, seliciclib targeting CDK2 and CDK9, is currently being evaluated in a Phase 1 study in combination with sapacitabine in patients with homologous recombination, or HR, defective cancers, in particular those carrying gBRCA mutations. We have previously reported promising clinical data with this all oral drug combination regimen in patients with breast, ovarian and pancreatic cancers, and in particular those who carry gBRCA mutations. We continue to evaluate this regimen in an enriched population, that is all patients treated must test positive for gBRCA mutations, and explore potential additive or synergistic effects of the mechanisms of the two drugs through inhibition of DNA repair pathways.

CYC065 Cyclin Dependent Kinase (CDK) Inhibitor

Our second generation CDK inhibitor, CYC065, is a highly selective inhibitor of CDK enzymes with a similar isoform target profile to seliciclib, that is targeting CDK2 and CDK9. Unlike seliciclib, we intend to administer CYC065 by both the intravenous and oral administration routes. Investigational new drug, or IND, enabling studies with CYC065 have now been completed and the program is ready to advance into first in human, or FIH, studies. CYC065 has been shown to have increased anti-proliferative potency and improved pharmaceutical properties compared to seliciclib. CYC065 has shown efficacy in preclinical cancer models of both solid tumor, including breast cancer, and acute leukemias, including AML. We and our advisors are currently evaluating clinical development plans in a number of different patient populations in whom targeting CDK2 and CDK9 may confer clinical benefit.

We have devoted substantially all our efforts and resources to our research and development activities. As of September 30, 2014, our accumulated deficit was $304.0 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and pre-clinical drug candidates. Our operating expenses are comprised of research and development expenses and general and administrative expenses.

Recent Events

Preferred Stock Dividend

On September 10, 2014, the Board declared a quarterly cash dividend in the amount of $0.15 per share on our 6% Convertible Exchangeable Preferred Stock, or Preferred Stock. The cash dividend was paid on November 3, 2014 to the holders of record of the Preferred Stock as of the close of business on October 1, 2014.

Results of Operations

Three Months Ended September 30, 2013 and 2014

Results of Continuing Operations

Revenues

The following table summarizes the components of our revenues for the three months ended September 30, 2013 and 2014 (in $000s except percentages):

	Three Months Ended September 30,		Difference
	2013	2014	$	%
Grant revenue	$309	$735	426	138

We recognized $0.3 million and $0.7 million in grant revenue for the three months ended September 30, 2013 and 2014, respectively, from the European Union and the Biomedical Catalyst program of the United Kingdom government.

The future

We expect to recognize approximately $3.1 million in grant revenue over the next three years from the Biomedical Catalyst program of the United Kingdom government.

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

The following table provides information with respect to our research and development expenditures for the three months ended September 30, 2013 and 2014 (in $000s except percentages):

	Three Months Ended September 30,		Difference
	2013	2014	$	%
Sapacitabine	$4,233	$3,680	(553)	(13)
Other costs related to research and development programs and management	342	1,292	950	278
Total research and development expenses	$4,575	$4,972	397	9

Total research and development expenses represented 75% and 78% of our operating expenses for the three months ended September 30, 2013 and 2014, respectively.

Research and development expenditures increased by $0.4 million to $5.0 million for the three months ended September 30, 2014 from $4.6 million for the three months ended September 30, 2013. The decrease in sapacitabine related expenses was primarily due to clinical trial supply costs for the SEAMLESS Phase 3 trial incurred in the three months ended September 30, 2013. Other costs related to research and development programs and management increased by $1.0 million to $1.3 million for the three months ended September 30, 2014 from $0.3 million for the three months ended September 30, 2013 as a result of increased expenditures related to grant funded research and development.

The future

We will continue to concentrate our resources on the development of sapacitabine. We anticipate that overall research and development expenditures for the year ended December 31, 2014 will increase compared to the year ended December 31, 2013, as we accelerate the enrollment of the SEAMLESS pivotal Phase 3 trial and advance our grant-funded earlier programs.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three months ended September 30, 2013 and 2014 (in $000s except percentages):

	Three Months Ended September 30,		Difference
	2013	2014	$	%
Total general and administrative expenses	$1,529	$1,433	(96)	(6)

Total general and administration expenses represented 25% and 22% of our operating expenses for the three months ended September 30, 2013 and 2014, respectively.

Our general and administrative expenses decreased by approximately $0.1 million, from $1.5 million for the three months ended September 30, 2013, to $1.4 million for the three months ended September 30, 2014 as a result of a decrease in legal and professional fees.

The future

We expect our general and administrative expenditures for the year ended December 31, 2014 to be lower than the year ended December 31, 2013 due to the reduction in professional fees, including legal fees as a result of the settlement of the litigation with Celgene Corporation, or Celgene.

Other income (expense)

The following table summarizes other income (expense) for the three months ended September 30, 2013 and 2014 (in $000 except percentages):

	Three Months Ended September 30,		Difference
	2013	2014	$	%
Change in valuation of financial instruments associated with stock purchase agreement	$—	$(4)	(4)	—
Foreign exchange gains	25	10	(15)	(60)
Interest income	8	3	(5)	(63)
Other income, net	16	—	(16)	(100)
Total other income (expense)	$49	$9	(40)	(82)

Total other income (expense) decreased by approximately $40,000, from income of approximately $49,000 for the three months ended September 30, 2013, to income of approximately $9,000 for the three months ended September 30, 2014.

Change in valuation of financial instruments associated with stock purchase agreement

The fair value of the right to sell additional shares under the Purchase Agreement with Aspire Capital Fund, LLC, or Aspire, is remeasured each reporting period and gains or losses will continue to be reported until the agreement is exhausted or expired. The Company recognized $4,000 in expense for the three months ended September 30, 2014 related to the November 2013 transaction.

Foreign exchange gains

Foreign exchange gains decreased by $15,000, from a gain of $25,000 for the three months ended September 30, 2013, to a gain of $10,000 for the three months ended September 30, 2014. Foreign exchange gains are reported in the consolidated statement of operations as a separate line item within other income (expense).

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

The following table summarizes the income tax benefit for the three months ended September 30, 2013 and 2014 (in $000s except percentages):

	Three Months Ended September 30,		Difference
	2013	2014	$	%
Total income tax benefit	$730	$750	20	3

The total income tax benefit increased approximately $20,000 to an income tax benefit of $0.8 million for the three months ended September 30, 2014 from an income tax benefit of $0.7 million for the three months ended September 30, 2013. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.

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

Results of Discontinued Operations

The following table summarizes our net income from discontinued operations for the three months ended September 30, 2013 and 2014 (in $000s except percentages):

	Three Months Ended September 30,		Difference
	2013	2014	$	%
Income from discontinued operations	$20	$6	(14)	(70)
Income tax on discontinued operations	(8)	(2)	6	(75)
Net income from discontinued operations	$12	$4	(8)	(67)

In August 2012, we entered into a termination and settlement agreement with Sinclair to terminate, effective September 30, 2012, our license to distribute Xclair®, Numoisyn® Lozenges and Numoisyn® Liquid , or, collectively, the ALIGN products, after which we no longer generated product revenue.

The net income from discontinued operations of approximately $4,000 in the three months to September 30, 2014 is the amortization of the discount on the minimum royalty arrangement, net of applicable taxes.

The future

We have ceased operations associated with the ALIGN products effective September 30, 2012 and do not expect significant activity going forward.

Results of Operations

Nine Months Ended September 30, 2013 and 2014

Results of Continuing Operations

Revenues

The following table summarizes the components of our revenues for the nine months ended September 30, 2013 and 2014 (in $000s except percentages):

	Nine Months Ended September 30,		Difference
	2013	2014	$	%
Grant revenue	$785	$1,487	702	89

We recognized $0.8 million and $1.5 million in grant revenue for the nine months ended September 30, 2013 and 2014, respectively, from the European Union and the Biomedical Catalyst of the United Kingdom government.

The future

We expect to recognize approximately $3.1 million in grant revenue over the next three years from the Biomedical Catalyst of the United Kingdom government.

Research and development expenses

The following table provides information with respect to our research and development expenditures for the nine months ended September 30, 2013 and 2014 (in $000s except percentages):

	Nine Months Ended September 30,		Difference
	2013	2014	$	%
Sapacitabine	$7,859	$11,022	3,163	40
Other costs related to research and development programs and management	927	2,839	1,912	206
Total research and development expenses	$8,786	$13,861	5,075	58

Total research and development expenses represented 59% and 76% of our operating expenses for the nine months ended September 30, 2013 and 2014, respectively.

Research and development expenditures increased by $5.1 million to $13.9 million for the nine months ended September 30, 2014 from $8.8 million for the nine months ended September 30, 2013. The increase was primarily due to study and site startup costs and drug product costs associated with the expansion of the SEAMLESS Phase 3 trial into Europe. Other costs related to research and development programs and management increased by $1.9 million to $2.8 million for the nine months ended September 30, 2014 from $0.9 million for the nine months ended September 30, 2013 as a result of increased expenditures related to grant funded programs.

The future

We will continue to concentrate our resources on the development of sapacitabine. We anticipate that overall research and development expenditures for the year ended December 31, 2014 will increase compared to the year ended December 31, 2013, as we accelerate the enrollment of the SEAMLESS pivotal Phase 3 trial and advance our grant-funded earlier programs.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the nine months ended September 30, 2013 and 2014 (in $000s except percentages):

	Nine Months Ended September 30,		Difference
	2013	2014	$	%
Total general and administrative expenses	$5,999	$4,281	(1,718)	(29)

Total general and administration expenses represented 41% and 24% of our operating expenses for the nine months ended September 30, 2013 and 2014, respectively.

Our general and administrative expenses decreased by approximately $1.7 million, from $6.0 million for the nine months ended September 30, 2013, to $4.3 million for the nine months ended September 30, 2014. The decrease in expenses was attributable to a decrease in legal fees as a result of the dismissal of all claims in April 2013 in the patent litigation with Celgene.

The future

We expect our general and administrative expenditures for the year ended December 31, 2014 to be lower than the year ended December 31, 2013 due to the reduction in professional fees, including legal fees as a result of the settlement of the litigation with Celgene.

Other income (expense)

The following table summarizes other income (expense) for the nine months ended September 30, 2013 and 2014 (in $000 except percentages):

	Nine Months Ended September 30,		Difference
	2013	2014	$	%
Change in valuation of financial instruments associated with stock purchase agreement	$—	$(115)	(115)	—
Change in valuation of Economic Rights	570	—	(570)	(100)
Change in valuation of liabilities measured at fair value	—	20	20	—
Foreign exchange gains (losses)	44	(23)	(67)	(152)
Interest income	12	5	(7)	(58)
Other income, net	5,520	26	(5,494)	(100)
Total other income (expense)	$6,146	$(87)	(6,233)	(101)

Total other income (expense) decreased by approximately $6.2 million, from income of approximately $6.1 million for the nine months ended September 30, 2013, to a loss of $0.1 million for the nine months ended September 30, 2014.

Change in valuation of financial instruments associated with stock purchase agreement

The fair value of the right to sell additional shares under the Purchase Agreement with Aspire is remeasured each reporting period and gains or losses will continue to be reported until the agreement is exhausted or expired. The Company recognized a $0.1 million expense for the nine months ended September 30, 2014 related to the November 2013 transaction.

Change in valuation of Economic Rights

The Economic Rights were settled by a $0.6 million payment to the holders in April 2013.

Change in valuation of liabilities measured at fair value

The Company recognized income of approximately $20,000 during the nine months ended September 30, 2014. The Scottish Enterprise, or SE, liability expired on July 1, 2014.

Foreign exchange gains (losses)

Foreign exchange gains (losses) decreased by $0.1 million, from a gain of approximately $44,000 for the nine months ended September 30, 2013, to a loss of $23,000 for the nine months ended September 30, 2014. Foreign exchange gains (losses) are reported in the consolidated statement of operations as a separate line item within other income (expense).

Other income, net

We recognized approximately $5.5 million in other income, net during the nine months ended September 30, 2013 as a result of the sale of four Cyclacel-owned patents to Celgene. We recognized approximately $26,000 in other income, net during the nine months ended September 30, 2014.

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

The following table summarizes the income tax benefit for the nine months ended September 30, 2013 and 2014 (in $000s except percentages):

	Nine Months Ended September 30,		Difference
	2013	2014	$	%
Total income tax benefit	$1,218	$2,135	917	75

The total income tax benefit increased approximately $0.9 million to an income tax benefit of $2.1 million for the nine months ended September 30, 2014 from an income tax benefit of $1.2 million for the nine months ended September 30, 2013. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.

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

Results of Discontinued Operations

The following table summarizes our net income from discontinued operations for the nine months ended September 30, 2013 and 2014 (in $000s except percentages):

	Nine Months Ended September 30,		Difference
	2013	2014	$	%
Income from discontinued operations	$70	$29	(41)	(59)
Income tax on discontinued operations	(28)	(10)	18	(64)
Net income from discontinued operations	$42	$19	(23)	(55)

In August 2012, we entered into a termination and settlement agreement with Sinclair to terminate, effective September 30, 2012, our license to distribute the ALIGN products, after which we no longer generated product revenue.

The net income from discontinued operations of approximately $19,000 in the nine months to September 30, 2014 is the amortization of the discount on the minimum royalty arrangement, net of applicable taxes.

The future

We have ceased operations associated with the ALIGN products effective September 30, 2012 and do not expect significant activity with the ALIGN products going forward.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at December 31, 2013 and September 30, 2014 (in $000s except percentages):

	December 31, 2013	September 30, 2014	$ Difference	% Difference
Cash and cash equivalents	$31,146	$26,707	(4,439)	(14)

Working capital:
Current assets	$35,173	$31,176	(3,997)	(11)
Current liabilities	(7,256)	(6,766)	490	(7)
Working capital	$27,917	$24,410	(3,507)	(13)

At September 30, 2014, we had cash and cash equivalents of $26.7 million as compared to $31.1 million at December 31, 2013.

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

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2013 and 2014, is summarized as follows (in $000s):

	Nine Months Ended September 30,
	2013	2014
Net cash used in operating activities	$(12,821)	$(15,034)
Net cash provided by (used in) investing activities	$5,665	$(14)
Net cash provided by financing activities	$25,381	$10,815

Cash flows generated from discontinued operations have been combined with the cash flows from continuing operations within each of the Operating, Investing and Financing activities sections.

Operating activities

Net cash used in operating activities increased by $2.2 million, from $12.8 million for the nine months ended September 30, 2013 to $15.0 million for the nine months ended September 30, 2014. The increase in net cash used in operating activities was primarily the result of an increase in spending on research and development.

Investing activities

Net cash provided by investing activities decreased from approximately $5.7 million for the nine months ended September 30, 2013 to net cash used in investing activities of approximately $14,000 for the nine months ended September 30, 2014 as a result of the receipt of $5.5 million in proceeds from the sale of patents in 2013.

Financing activities

Net cash provided by financing activities was $10.8 million for the nine months ended September 30, 2014, primarily as a result of approximately $9.3 million in proceeds from the issuance of common stock in April 2014 and $1.7 million in proceeds from the issuance of common stock under a Purchase Agreement with Aspire entered into in November 2013.

Net cash provided by financing activities was $25.4 million for the nine months ended September 30, 2013, primarily as a result of approximately $19.0 million in proceeds from the issuance of common stock under an underwriting agreement entered into in May 2013 and the $6.6 million in proceeds received as a result of the sale of common stock to Aspire.

Operating Capital and Capital Expenditure Requirements

To date, we have not generated significant product revenue but have financed our operations and internal growth through private placements, registered direct financings, licensing revenue, collaborations, interest on investments, government grants and research and development tax credits. We have recognized grant revenues of $1.5 million during the nine months ended September 30, 2014 from the European Union and the Biomedical Catalyst of the United Kingdom government. We have also recognized $2.1 million in research and development tax credits, which are reported as income tax benefits on the consolidated statements of operations, from the United Kingdom’s tax authority, H.M. Revenue & Customs, during the nine months ended September 30, 2014.

We expect to continue to incur substantial operating losses in the future and cannot guarantee that we will generate any significant product revenues until a product candidate has been approved by the FDA or similar regulatory agencies in other countries and successfully commercialized. However, we will receive a total of approximately $0.2 million in quarterly installments through September 2015 as the remaining portion of a $1.0 million minimum royalty arrangement included in our termination agreement with Sinclair, which will be reported as cash flows provided by (used in) investing activities in our condensed consolidated statements of cash flows.

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

Clinical Trial Accounting

Data management and monitoring of our clinical trials are performed with the assistance of contract research organizations, or CROs, or clinical research associates, or CRAs, in accordance with our standard operating procedures. Typically, CROs and CRAs bill monthly for services performed, and others bill based upon milestones achieved. For outstanding amounts, we accrue unbilled clinical trial expenses based on estimates of the level of services performed each period. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as research and development expenses. Clinical trial costs related to patient enrollment are accrued as patients are entered into and progress through the trial. Any initial payment made to the clinical trial site is recognized upon execution of the clinical trial agreements and expensed as research and development expenses.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of September 30, 2014, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have obtained limited product liability insurance coverage for our clinical trials in the United States and in selected other jurisdictions where we are conducting clinical trials. Our primary product liability insurance coverage for clinical trials in the United States is currently limited to an aggregate of $5.0 million and outside of the United States we have coverage for lesser amounts that vary by country. As such, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash resources and adversely affect our business.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

As widely reported, global credit and financial markets have experienced extreme disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not continue to occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current financial markets deteriorate, or do not improve, it may make any necessary financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development or other operating or strategic plans for our business.

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

We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of December 31, 2013 and September 30, 2014, our accumulated deficit was $289.4 million and $304.0 million, respectively. Our net loss was $6.6 million and $14.6 million for the nine months ended September 30, 2013 and 2014, respectively. Our drug candidates are in the mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years, as we continue our research and development of our drug candidates, seek regulatory approvals and commercialize any approved drugs. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.

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

In addition, in the event a third party seeks to acquire our company or acquire control of our company by way of a merger, but the terms of such offer do not provide for our preferred stock to remain outstanding or be converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to our preferred stock, the terms of the Certificate of Designations of our preferred stock provide for an adjustment to the conversion ratio of our preferred stock such that, depending on the terms of any such transaction, preferred stockholders may be entitled, by their terms, to receive up to $10.00 per share in common stock, causing our common stockholders not to receive as favorable a price as the price at which such shares may be trading at the time of any such transaction. As of September 30, 2014, there were 335,273 shares of our preferred stock issued and outstanding. If the transaction were one in which proceeds were received by the Company for distribution to stockholders, and the terms of the Certificate of Designations governing the preferred stock were strictly complied with, approximately $4.0 million would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time. Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.

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

On November 14, 2013, we entered into a new Stock Purchase Agreement with Aspire pursuant to which we may require Aspire to purchase up to an aggregate of 3,719,652 shares over the course of 24 months at prices derived from the market prices on or near the date of each sale for aggregated proceeds of $20.0 million. Our management will use its discretion to direct the net proceeds from the sale of those shares. We intend to use all of the net proceeds, together with cash on hand, for general corporate purposes. General corporate purposes may include working capital, capital expenditures, development costs, strategic investments or possible acquisitions. Our management’s judgments may not result in positive returns on your investment and you will not have an opportunity to evaluate the economic, financial or other information upon which our management bases its decisions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: November 12, 2014	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and
Executive Vice President, Finance

