Form 10-K
period 2014-12-31
Cyclacel Pharmaceuticals, Inc.
filed 2015-03-31
CIK 1130166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
[Do not check if a smaller reporting company]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), as of June 30, 2014 (based upon the closing sale price of  $3.07 of such shares on The NASDAQ Global Market on June 30, 2014) was $68,370,466.
As of March 27, 2015, there were 34,388,485 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents (or parts thereof) are incorporated by reference into the following parts of the Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 22, 2015.

i

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
We have generated several families of anticancer drugs that act on the cell cycle including sapacitabine, seliciclib and CYC065. We believe that these drug candidates are differentiated in that they are orally-available and interact with unique target profiles and mechanisms and have the potential to treat multiple cancer indications.
Our lead candidate, sapacitabine, is a novel, orally-available nucleoside analog. A number of nucleoside drugs, such as gemcitabine and cytarabine, also known as Ara-C, both generic drugs, are in wide use as conventional chemotherapies. Both sapacitabine and its major metabolite, CNDAC, have demonstrated potent anti-tumor activity in both blood and solid tumors in preclinical studies. In a liver metastatic mouse model, sapacitabine was shown to be superior to gemcitabine and fluorouracil, or 5-FU, two widely used nucleoside analogs, in delaying the onset and growth of liver metastasis. We hold the worldwide rights to commercialize sapacitabine, except for Japan, for which Daiichi Sankyo Co., Ltd., or Daiichi Sankyo, has a right of first negotiation.
The U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, have designated sapacitabine as an orphan drug for the treatment of both Acute Myeloid Leukemia, or AML, and Myelodysplastic Syndromes, or MDS.
We are currently evaluating sapacitabine in a Phase 3 study being conducted under a Special Protocol Assessment, or SPA, with the FDA for the front-line treatment of AML in the elderly. We are also exploring sapacitabine in Phase 2 studies for MDS, non-small cell lung cancer, or NSCLC, and chronic lymphocytic leukemia, or CLL and in a Phase 1 study in solid tumors in combination with seliciclib, another of our drug candidates. Sapacitabine has been evaluated in approximately 1,000 patients to date.
In our second development program we are evaluating cyclin dependent kinase, or CDK, inhibitors. CDKs are involved in cancer cell growth, metastatic spread and DNA damage repair. Seliciclib, our lead CDK inhibitor, selectively inhibits a spectrum of enzyme targets — CDK2, CDK5, CDK7 and CDK9 — that are central to the process of cell division and cell cycle control. In breast and lung tumors overexpression of cyclin E is associated with poor prognosis and drug resistance. Resistant breast and lung tumor cell lines overexpressing cyclin E are resensitized to apoptotic cell killing by seliciclib. NSCLC cell lines with Ras-activating mutations, such as KRAS and NRAS, have been found to be sensitive to seliciclib-induced apoptosis. Seliciclib will also be evaluated in an investigator-initiated clinical study to treat rheumatoid arthritis, or RA, supported by an approximately $1.5 million grant from the UK’s Medical Research Council. Enabled by the clinical development experience in solid tumors, investigators believe that seliciclib’s mechanism of action and oral administration route may be of benefit in treating patients with RA. To date, seliciclib has been evaluated in approximately 450 patients in several Phase 1 and 2 studies and has shown signs of anti-cancer activity. We have retained worldwide rights to commercialize seliciclib. Seliciclib has completed a Phase 2B randomized study in third-line NSCLC and is currently undergoing a study in solid tumors in combination with our own drug candidate, sapacitabine.
Our second generation CDK inhibitor, CYC065, is a highly selective inhibitor of CDKs targeting CDK2, CDK5 and CDK9 enzymes. CYC065 has increased anti-proliferative potency and improved pharmaceutical properties compared to seliciclib. Independent investigators have reported that CYC065 reverses resistance in breast cancer cells that have become resistant to trastuzumab. CYC065 has also shown activity against leukemia cells, including those with mixed lineage leukemia rearrangements, or MLLr. Investigational new drug, or IND, — enabling studies with CYC065 have been completed. These were supported by a $1.9 million grant from the Biomedical Catalyst, a United Kingdom government program.
In addition to these development programs, in our polo-like kinase, or PLK, inhibitor program, we have discovered CYC140 and other potent and selective small molecule inhibitors of PLK1, a kinase active during cell division, targeting the mitotic phase of the cell cycle. PLK was discovered by Professor David Glover, our Chief Scientist. We have received a grant award of approximately $3.7 million from the Biomedical Catalyst of the United Kingdom government to complete IND-directed preclinical development of CYC140.
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
Oncology Development Programs
We have generated several families of anticancer drugs that act on the cell cycle, including nucleoside analogs, CDK inhibitors, PLK inhibitors and Aurora Kinase/vascular endothelial growth factor, or AK/VEGFR2, inhibitors. In our development programs, we have been an early adopter of biomarker analysis to help evaluate whether our drug candidates are having their intended effect through their assumed mechanisms at different doses and schedules. Biomarkers are proteins or other substances whose presence in the blood can serve as an indicator or marker of diseases. Biomarker data from early clinical trials may also enable us to design subsequent trials more efficiently and to monitor patient compliance with trial protocols. For example, we reported that sapacitabine efficacy is enhanced in tumor cells that are defective in homologous recombination DNA repair. In another example, we reported that sensitivity to our PLK1 inhibitor CYC140 correlated with the status of tumor suppressor protein p53, in a panel of esophageal cancer cell lines, which could be used as a predictive biomarker in clinical trials to identify responders. We believe that in the longer term biomarkers may allow the selection of patients more likely to respond to our drugs in clinical trials and increase the benefit to patients.
Although a number of pharmaceutical and biotechnology companies are currently attempting to develop nucleoside analogs, CDK inhibitors, PLK inhibitors and AK and/or VEGFR inhibitor drugs, we believe that our drug candidates, are differentiated in that they are orally-available and demonstrate unique target profiles and mechanisms. For example, we believe that our sapacitabine is the only orally-available nucleoside analog presently being tested in Phase 3 trials in previously untreated AML and in Phase 2 for high risk MDS.

Research and Development Pipeline
The following table summarizes our currently active clinical and preclinical programs.
Program	Indication	Development Status	Target	Cell Cycle Mechanism
Oncology
Sapacitabine, CYC682	Elderly AML	Phase 3 registration study on-going Enrollment completed	DNA polymerase	G2 and S phase
Sapacitabine, CYC682	MDS	Phase 2 randomized trial on-going	DNA polymerase	G2 and S phase
Sapacitabine, CYC682	NSCLC	Phase 2 trial closed to accrual	DNA polymerase	G2 and S phase
Sapacitabine, CYC682	CLL	Phase 2 trial. Investigator- initiated study	DNA polymerase	G2 and S phase
Sapacitabine + Seliciclib	Cancer	Phase 1 trial on-going
Seliciclib, CYC202, CDK inhibitor	NSCLC	Phase 2b randomized trial. Trial closed to accrual	CDK2, 5, 7, 9	G1/S checkpoint and others
Seliciclib, CYC202	NPC	Phase 2 randomized trial. Trial closed to accrual	CDK2, 5, 7, 9	G1/S checkpoint and others
CYC065 CDK inhibitor	Cancer	IND-directed development completed	CDK2, 5, 9	G1/S checkpoint and others
CYC140 PLK inhibitor	Cancer	Preclinical	PLK1	G2/M checkpoint
Other therapeutic areas
Seliciclib, CYC202	Autoimmune & Inflammatory Diseases	Phase 2 trial. Investigator- initiated study	CDK	G1/S checkpoint and others
Market opportunity in hematology
Cancer remains a major life-threatening disease in the United States with approximately 3.2 million people afflicted by cancer and approximately 1.4 million new cases of cancer diagnosed every year.
AML is a cancer of the blood cells that progresses rapidly and if not treated, could be fatal in a few months. AML is generally a disease of older people and is uncommon before the age of 40. The average age of a patient with AML is about 67 years. According to the American Cancer Society approximately 44,000 cases of leukemia are diagnosed annually in the United States of which about 15,000 are classified as AML of which about half are elderly aged 70 years or older. Nearly 9,000 deaths are caused by this cancer each year in the United States. A review of The University of Texas MD Anderson Cancer Center’s historical experience with front-line intensive induction chemotherapy for AML patients aged 70 years or older demonstrated that while 45% achieved a complete remission, median overall survival was only 4.6 months and was associated with a 4-week death rate of 26% and an 8-week death rate of 36%.
MDS is a family of clonal myeloid neoplasms, or malignancies of the blood, caused by the failure of blood cells in the bone marrow to develop into mature cells. Patients with MDS typically suffer from bone marrow failure and cytopenias, or reduced counts of platelets, red and white blood cells. The exact incidence and prevalence of MDS are unknown because it can go undiagnosed and a national survey canvassing both hospitals and office practitioners has not been completed. Some estimates place MDS incidence at 15,000 to 20,000 new cases each year in the US alone with some authors estimating incidence as high as 46,000. Literature suggests that there is a rising incidence of MDS as the age of the population increases with the majority of patients aged above 60 years. Patients currently receive hypomethylating agents as first-line treatment. There is no approved therapy for second-line treatment.
Sapacitabine
Sapacitabine, previously known as CYC682, is an orally-available nucleoside analog. Both sapacitabine and CNDAC, its major metabolite, have demonstrated potent anti-tumor activity in preclinical studies. Sapacitabine is an orally-available prodrug of CNDAC, which is a novel nucleoside analog, or a compound with a structure similar to a nucleoside. A prodrug is a compound that has a therapeutic effect after it is metabolized within the body. CNDAC has a significantly longer residence time in the blood when it is produced in the body through metabolism of sapacitabine than when it is given directly. Sapacitabine acts through a novel mechanism whereby the compound interferes with DNA synthesis through the incorporation of CNDAC into DNA during replication or repair, triggering a beta-elimination reaction and leading to the formation of SSBs, which can activate the G2 checkpoint transcription coupled nucleotide excision repair, or TC-NER. During subsequent rounds of replication, SSBs are converted to double-strand breaks, or DSBs; these can be repaired by the homologous recombination repair, or HRR, pathway, or, if unrepaired, result in cell death.
We are currently exploring sapacitabine in both hematological cancers and solid tumors. Approximately 1,000 patients have received sapacitabine in Phase 1, 2 and 3 studies.
Hematological Cancers
SEAMLESS, randomized Phase 3, pivotal trial of sapacitabine in elderly patients with AML
The SEAMLESS study is being conducted under an SPA agreement that Cyclacel reached with the FDA.
The study is chaired by Hagop M. Kantarjian, M.D., Chairman and Professor, Department of Leukemia, The University of Texas MD Anderson Cancer Center. SEAMLESS is a multicenter, randomized, Phase 3 study of sapacitabine as a front-line treatment in approximately 485 elderly patients aged 70 years or older with newly diagnosed AML who are not candidates for or have refused intensive induction chemotherapy. In SEAMLESS an investigational arm of oral sapacitabine administered in alternating cycles with intravenous decitabine is compared with a control arm of intravenous decitabine administered alone. The primary efficacy endpoint is overall survival. SEAMLESS completed enrollment in December 2014 with approximately 110 centers participating from the United States and Europe. Also in December 2014, the Data Safety Monitoring Board, or DSMB, conducted a planned interim analysis for futility after 247 events, or patient deaths, and the final safety review of 470 randomized patients. The DSMB found no safety concerns. However, the planned futility boundary has been crossed and the DSMB determined that, based on available interim data, it would be unlikely for the study to reach statistically significant improvement in survival. The DSMB saw no reasons why patients should discontinue treatment on their assigned arm and recommended that recruited patients stay on treatment.
The interim analysis for futility is primarily driven by the events within the first 6 months of patients entering into the trial. Of 247 events in SEAMLESS, 173 (70%) have occurred in the first 6 months. This means that the survival curves beyond 6 months are poorly estimated at this time. Furthermore, follow up of European patients is significantly shorter than that of U.S. patients as the study opened for European accrual in April 2014. It is important to have complete follow up of all patients to ensure that a potential treatment effect beyond 6 months is not missed.
We remain blinded and, in accordance with the DSMB’s recommendations, will follow-up patients as per the study protocol until the prespecified 424 events have been observed. This is estimated to occur between the second half of 2015 and the first half of 2016. Depending on the final data, we may meet with regulatory authorities in Europe and the U.S. to discuss registration submissions for sapacitabine for the AML indication.

Pilot/Lead-in study of sapacitabine in elderly patients with AML
Results from a single-arm, multicenter, Phase 1/2 clinical trial examining the safety and efficacy of oral sapacitabine administered sequentially with intravenous decitabine, the same regimen as in the investigational arm of SEAMLESS, were reported during a poster session at the 2012 American Society of Hematology, or ASH, Annual Meeting. Forty-six patients were treated with alternating cycles of sapacitabine and decitabine. Median age was 77 years (range 70-90). Thirty-three patients (72%) were 75 years or older. Median overall survival was 238 days, or approximately 8 months. The number of patients still alive at 3 months was 38 (83%), at 6 months 30 (65%), at 12 months 16 (35%) and at 18 months 12 (26%). Sixteen patients (35%) survived 1 year or longer. Among 33 patients who were 75 years or older, median overall survival was 263 days, or approximately 9 months, and one-year survival was 36%. Nineteen patients (41%) responded with 10 complete responses (CRs), 4 partial responses (PRs) and 5 major hematological improvements (HIs). Median time to response was 2 cycles, i.e., one cycle of decitabine and one cycle of sapacitabine (range 1-10). Twenty-seven patients (59%) received 5 or more cycles of treatment. Two dose-limiting toxicities (DLT) were observed (lung infection/sepsis, typhlitis). Thirty-day mortality from all causes was 4%. Sixty-day mortality from all causes was 13% with one death from typhlitis considered to be possibly related to decitabine by investigator assessment.
Phase 2 randomized study of sapacitabine in patients with previously untreated or first relapse AML
SEAMLESS builds on promising one year survival observed in elderly patients with AML enrolled in a Phase 2 study of single agent sapacitabine. In December 2007, we initiated a multicenter, randomized Phase 2 clinical trial of oral sapacitabine in 60 elderly patients with AML aged 70 years or older who were previously untreated or in first relapse. The Phase 2 study, led by Dr. Kantarjian, had a primary endpoint of one year survival and randomized patients to one of three dosing schedules of sapacitabine. Secondary objectives were to assess complete remission, or CR, partial remission, or PR, duration of CR or CRp, or major hematological improvement and their corresponding durations, transfusion requirements, number of hospitalized days and safety. The study used a selection design with the objective of identifying a dosing schedule among three different arms, A. 200 mg twice daily for seven days every 3-4 weeks, B. 300 mg twice daily for seven days every 3-4 weeks, and C. 400 mg twice daily for three days per week for two weeks every 3-4 weeks, which would produce a better one year survival rate in the event that all three dosing schedules were active.
In November 2012, the results from the Phase 2 study were published in The Lancet Oncology, demonstrating the safety and efficacy of sapacitabine in this patient population. Between December 27, 2007 and April 21, 2009, a total of 105 patients were enrolled and treated in the Phase 2 study. Their median age was 77 years with a range of 70-91 years. The group was comprised of a randomized cohort of 60 patients and an expanded, non-randomly assigned cohort enrolling a further 45 patients. Of the 105 patients, 86 were previously untreated and 19 in first relapse. Approximately 50% of patients had AML de novo and 50% had AML preceded by antecedent hematological disorder, or AHD, such as MDS or myeloproliferative disease, or treatment-related AML. All but one enrolled patients had intermediate or unfavorable cytogenetics. The randomized cohort of patients was assigned to one of three dosing schedules: 200 mg twice a day for 7 days (Arm A); 300 mg twice a day for 7 days (Arm B); and 400 mg twice a day for 3 days each week for 2 weeks (Arm C). All schedules were given in 28 day cycles. The 3-day dosing schedule in Arm C was selected for further clinical development in elderly patients with untreated AML. This decision was based on the schedule’s overall efficacy profile, which included a one-year survival rate of 30%, median overall survival of 213 days and durable complete remissions, or CRs, in 25% of patients. The median overall survival of patients from all arms who achieved CR was 525 days (95% C.I. 192-798). The most common grade 3-4 adverse events regardless of causality were anemia, neutropenia, thrombocytopenia, febrile neutropenia and pneumonia. Seven deaths were thought to be probably or possibly related to sapacitabine treatment.
Randomized Phase 2 clinical trial in older patients with MDS as a second-line treatment
In September 2008, we advanced sapacitabine into an open-label, multi-center, randomized Phase 2 trial as a second-line treatment in patients aged 60 or older with intermediate-2 or high-risk MDS after treatment failure of front-line hypomethylating agents, such as azacitidine and/or decitabine. The Phase 2 study randomized 63 patients aged 60 years or older with MDS of intermediate-2 (n=52) or high-risk (n=11) classification by the International Prognostic Scoring System, or IPSS, at study entry to receive sapacitabine every 4 weeks on one of 3 dosing schedules: 200 mg twice daily for 7 days (Arm G), 300 mg once daily for 7 days (Arm H), or 100 mg once daily for 5 days per week for 2 weeks (Arm I). The primary efficacy endpoint of the study is one-year survival with the objective of identifying a dosing schedule that produces a better one-year survival rate in the event that all three dosing schedules are active. All patients in the study progressed after receiving azacitidine, decitabine, or both agents. Secondary objectives are to assess the number of patients who have achieved CR or CRp, PR, hematological improvement and their corresponding durations, transfusion requirements, number of hospitalization days and safety.
In December 2013 at the 2013 ASH Meeting and Exposition, we announced primary endpoint data from the ongoing, open-label, multicenter, randomized Phase 2 trial of oral sapacitabine capsules in older patients with myelodysplastic syndromes after treatment failure of front-line hypomethylating agents, such as azacitidine and/or decitabine. The median overall survival for each arm was approximately 9.7 months for Arm G, 9.7 months for Arm H, and 7.6 months for Arm I. The median overall survival for all three arms was approximately 8.6 months. One-year survival was 38% for Arm G, 24% for Arm H, and 33% for Arm I. Nine patients had responded (2 CRs, 2 CRp, and 5 major HIs): 19% for Arm G, 10% for Arm H and 14% for Arm I and the time to response was one to four cycles. Median number of cycles was three with a range of one to over 23 and 30 patients received four or more cycles.
Additionally, 23 patients achieved stable disease lasting longer than 16 weeks. The 30 day mortality from all causes was 5% in each of the three arms and ten patients, or approximately 16%, were still alive.
Median survival after treatment failure of front-line hypomethylating agents, such as azacitidine and/or decitabine, for patients with intermediate-2 or high- risk disease per IPSS, is reported in the literature to range between 5.6 and 4.3 months. Patients with high-risk IPSS scores also have a high probability of experiencing transformation of their MDS into AML, an aggressive form of blood cancer with typically poor survival.
Solid Tumors
Phase 2 clinical trial in patients with NSCLC
We are also evaluating sapacitabine in a Phase 2, single arm, multicenter, clinical trial in patients with NSCLC who have had at least one prior chemotherapy. This study builds on the observation of prolonged stable disease of four months or longer experienced by heavily pretreated NSCLC patients enrolled in two Phase 1 studies of sapacitabine. The multicenter Phase 2 trial is led by Philip D. Bonomi, M.D., at Rush University Medical Center, Chicago. The primary objective of the study is to evaluate the rate of response and stable disease in patients with previously treated NSCLC. Secondary objectives are to assess progression-free survival, duration of response, duration of stable disease, one year survival, overall survival and safety.
Sixty-two patients have been treated with two dosing schedules, either twice daily or once a day. In the twice daily schedule 15 patients were treated with escalating doses. The recommended Phase 2 dose was reached at 75 mg twice daily for 5 days per week for 2 weeks every 3 weeks. Among 12 patients treated at this recommended Phase 2 dose, 4 achieved stable disease. All 4 responders had at least 2 prior therapies and have been discontinued from the study. Responders received an average of 7 treatment cycles.
In the once daily schedule 45 patients were treated with escalating doses. The recommended Phase 2 dose was reached at 250 mg once daily dosing level for 5 days per week for 2 weeks every 3 weeks. Among 25 patients treated with daily doses ranging from 100 mg to 175 mg, two patients achieved PR and 10 stable disease. The two PR responders had 3 or 4 prior therapies, respectively, and one remains on study. Among the 10 stable disease responders, 9 had at least 2 prior therapies and 2 remain on study. Responders received an average of 10 treatment cycles. The study is closed to accrual.
Phase 1 clinical trial of sapacitabine and seliciclib in patients with advanced cancers
In an ongoing Phase 1, single-arm, dose escalation study, sapacitabine and seliciclib are administered sequentially in patients with incurable advanced solid tumors unresponsive to conventional treatment or for which no effective therapy exists. Sapacitabine is dosed twice daily for 7 days (Day 1-7) and seliciclib twice daily for 3 days (Day 8-11) for three week cycles. At least 3 patients were enrolled at each escalating dose level. The first tumor imaging study is conducted after 2 cycles of treatment and every 3 cycles thereafter. The primary objective of the study is to determine the maximum tolerated dose, or MTD, and recommended Phase 2 dosing schedule of sapacitabine and seliciclib administered sequentially. The secondary objective is to evaluate the antitumor activity of sequential treatment and to explore the pharmacodynamic effect of this treatment in skin and peripheral blood mononuclear cells. At the 2013 American Society of Cancer Research Annual Meeting we reported that of 38 patients with incurable solid tumors and adequate organ function enrolled in the Phase 1 study, 16 were found to be BRCA mutation carriers. Four patients with BRCA-deficient pancreatic, breast or ovarian cancers had confirmed partial responses to the drug regimen. Based on available follow-up to date, three patients are experiencing durable partial responses, with the longest lasting more than 78 weeks. Researchers observed stable disease of 12 weeks or more in eight additional patients, including two patients with ovarian and breast cancers who carried BRCA mutations and whose stable disease lasted 64 and 21 weeks, respectively. Sapacitabine was administered twice daily for seven days followed by seliciclib twice daily for three days. The maximum tolerated doses were 50 mg sapacitabine twice daily and 1,200 mg seliciclib twice daily. Dose-limiting toxicities included reversible transaminase elevations and neutropenia. Adverse events were mild to moderate in intensity. Results of skin biopsies after treatment showed a 2.3-fold increase in DNA damage induced by sapacitabine, as measured by gamma-H2AX immunohistochemistry. Additional DNA damage occurred after treatment with seliciclib with a 0.58-fold further increase in gamma-H2AX staining.
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
Seliciclib
Although our current clinical development priorities are focused on sapacitabine only, our second drug candidate, seliciclib, is a novel, orally-available, CDK inhibitor. The compound selectively inhibits a spectrum of enzyme targets, CDK2, -7 and -9 that are central to the process of cell division and cell cycle control. The target profile of seliciclib is differentiated from the published target profile of other CDK inhibitors. Its selectivity is differentiated by recent publications by independent investigators which showed that seliciclib (i) is more active against NSCLC cells with K-Ras or N-Ras mutations than those with wild type Ras and (ii) overcomes resistance to letrozole in breast cancer cells caused by a particular form of cyclin E in complex with CDK2. Preclinical studies have shown that the drug works by inducing cell apoptosis, or cell suicide, in multiple phases of the cell cycle. To date, seliciclib has been evaluated in approximately 450 patients in several Phase 1 and 2 studies and has shown signs of anti-cancer activity. Seliciclib will also be evaluated in an investigator-initiated clinical study to treat rheumatoid arthritis, or RA, supported by an approximately $1.5 million grant from the UK’s Medical Research Council. Seliciclib may work for RA by targeting proliferating fibroblasts, a different type of approach than conventional RA therapies. We have retained worldwide rights to commercialize seliciclib.
Phase 2 clinical trial in patients with NSCLC
Four Phase 2 trials have been conducted in cancer patients to evaluate the tolerability and antitumor activities of seliciclib alone or in combination with standard chemotherapies used in the treatment of advanced NSCLC and also breast cancer. Interim data from two Phase 2 open-label studies of a total of 52 patients with NSCLC, suggests that seliciclib treatment neither aggravated the known toxicities of standard first and second-line chemotherapies nor appeared to cause unexpected toxicities, although these trials were not designed to provide statistically significant comparison.
In December 2010, we announced topline results from APPRAISE, our Phase 2b, randomized discontinuation, double-blinded, placebo-controlled, study of oral seliciclib capsules as a third line or later treatment in patients with NSCLC. APPRAISE was led by Chandra P. Belani, M.D. at Milton S. Hershey Medical Center, Penn State University. Topline results, after unblinding the treatment assignment among randomized patients, showed that there was no difference between the seliciclib and placebo arms in terms of progression free survival, or PFS (48 versus 53 days respectively). However, an increase in median overall survival, or OS, was observed favoring the seliciclib arm over the placebo arm (388 versus 218 days respectively). A total of 187 patients from 21 centers in the United States were entered in the study after having progressed on at least two prior therapeutic regimens for their NSCLC. Of these, 53 (28%) were randomized, 27 on seliciclib and 26 on placebo. Forty-five out of 53 randomized patients (85%) received 3 or more prior therapies and 45 out of 53 randomized patients (85%) previously received at least one EGFR inhibitor drug, with 22 on seliciclib and 23 on placebo. Fourteen patients were crossed-over to the seliciclib arm after their cancer progressed while they were receiving placebo. Study data demonstrated seliciclib to be safe at the administered dose.
Published preclinical work indicated that K-Ras mutational status, cyclin D1 and cyclin E1 protein levels correlated strongly with tumor sensitivity to seliciclib. In order to explore this possible molecular rationale for the difference in OS, we retrospectively collected and analyzed available biopsy samples from APPRAISE patients who granted informed consent. As only 30 patient samples were available from 152 consenting APPRAISE patients, results of the retrospective analysis were insufficient to allow meaningful correlation. A new prospectively designed study is required to test the hypothesis that these biomarkers can predict therapeutic effect of seliciclib in patients with advanced stage NSCLC.
Phase 2 clinical trials in patients with NPC
In November 2007, we commenced a Phase 2 multicenter, international, study of oral seliciclib as a single agent in patients with nasopharyngeal cancer, or NPC. The primary objective is to evaluate 6-month progression free survival, or PFS, of two dosing schedules of seliciclib in approximately 75 patients with previously treated NPC. Secondary objectives are OS, response rate, response duration, safety and tolerability. The first part of the study is designed to confirm safety and tolerability of 400 mg twice a day for four days per week or 800 mg once a day for four days per week of seliciclib. It is open to approximately 12 to 24 patients with advanced solid tumors as well as patients with NPC. The second part of the study, which is dependent on clinical data from the lead-in phase and available resources to fund the study, is designed to detect major differences between the two dosing schedules of seliciclib and a placebo group in terms of 6-month PFS in approximately 51 patients.
In May 2009, at the American Society of Clinical Oncology, or ASCO, annual meeting, we reported interim data from the lead-in portion of the Phase 2 study which demonstrated that oral seliciclib could be safely administered in two dosing schedules which were well tolerated and met the criteria for proceeding to the randomized stage of the study. Seliciclib treatment resulted in prolonged stable disease in 70% of previously-treated NPC patients, including 3 with stable disease lasting longer than 8 months, suggesting seliciclib inhibits tumor growth in NPC. The data support further clinical development of oral seliciclib in NPC.
CYC065
CYC065 is a highly-selective, orally-available, 2nd generation inhibitor of CDK2, -5 and -9. These CDK enzymes play pivotal roles in cancer cell growth, metastatic spread and DNA damage repair. Pharmacological inhibition of CDK2 and CDK9 has been shown to have potent anticancer effects in certain tumor types resistant to established treatments. CYC065 causes apoptotic cell death of cancer cells at sub-micromolar concentrations. Antitumor efficacy has been achieved in vivo with once a day oral dosing at well tolerated doses. Translational biology supports the development of CYC065 as a stratified medicine for solid tumors as well as orphan diseases including adult and pediatric leukemias. Published preclinical studies show that CYC065 has the potential for development in AML, multiple myeloma, chronic lymphocytic leukemia and drug-resistant breast cancer.
CYC065 is mechanistically similar to Cyclacel’s first generation CDK inhibitor, seliciclib, but with significantly improved potency in vitro and in vivo. CYC065 causes proportionally greater CDK9 inhibition, leading to improved efficacy in hematological malignancies and more prolonged down regulation of MCL-1, a biomarker of cell survival. CYC065 has improved metabolic stability and improved efficacy and dose potency compared with seliciclib. CYC065’s physicochemical properties enable dosing by oral or intravenous routes. In September 2014, at the 2014 Society of Hematologic Oncology, or SOHO, meeting, we presented preclinical data demonstrating the therapeutic potential of CYC065 to treat acute leukemias and, in particular, those with rearrangements in the mixed lineage leukemia, or MLL, gene. The data showed that in vitro all human AML, acute lymphocytic leukemia, or ALL, and MLLr cell lines tested were sensitive to CYC065 and that the drug inhibited MLL-driven gene expression. Potent anticancer activity of CYC065 was demonstrated in vivo in AML xenograft models resulting in over 90% inhibition of tumor growth. We received a grant award of approximately $1.9 million from the Biomedical Catalyst of the United Kingdom government to support the IND-directed preclinical development of CYC065 which was completed in 2014.
PLK inhibitors
In our PLK inhibitor program we have discovered potent and selective small molecule inhibitors of PLK1, a kinase active during cell division, targeting the mitotic phase of the cell cycle. At the 2012 Annual Meeting of the American Association of Cancer Research, or AACR, we reported that one of these compounds, CYC140, was selected for further preclinical development. In a panel of esophageal cancer cell lines, sensitivity to CYC140 correlated with p53 status. Esophageal cell lines lacking functional p53 showed the greatest sensitivity to CYC140. Short drug exposure times demonstrated differential sensitivity between cancerous esophageal cells versus control, outlining the potential broad therapeutic index for CYC140 in treating esophageal cancers, and in particular those with non-functional p53. Status of p53 could be used as a predictive biomarker in clinical trials to identify responders. PLK was discovered by Professor David Glover, our Chief Scientist. We have received a grant award of approximately $3.7 million from the Biomedical Catalyst of the United Kingdom government to complete IND-directed preclinical development of CYC140.
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

At the Annual Meeting of the AACR 2012 we reported that collaborators tested the activity of CYC3, our novel Aurora Kinase A specific inhibitor, in pancreatic cancer cell lines. The collaborators reported that CYC3 suppresses pancreatic cancer cell growth, inducing mitotic arrest and apoptosis. CYC3 was also shown to act synergistically against pancreatic cancer cell lines in combination with paclitaxel at a 10-fold lower dose resulting in comparable anti-proliferative activity to standard paclitaxel dosing. As myelosuppression is associated with paclitaxel administration, the CYC3/low-dose paclitaxel combination was compared with high-dose paclitaxel in an in vitro granulocyte and macrophage assay in which the CYC3/low-dose paclitaxel combination displayed less myelotoxicity. The collaborators reported that the combination merits further investigation and has the potential for improved therapeutic index in vivo. In June 2007, we initiated and completed a multicenter Phase 1 pharmacologic clinical trial of CYC116, an orally-available inhibitor of Aurora kinase A and B and VEGFR2, in patients with advanced solid tumors. We have retained worldwide rights to commercialize CYC116 and our other Aurora kinase inhibitors.
Non-oncology Programs
Cell Cycle Inhibitors in Autoimmune & Inflammatory Diseases
Preclinical results from several independent investigators suggest that cell cycle inhibitors such as seliciclib and its backup molecules arrest the progress of the cell cycle and may have therapeutic benefit in the treatment of patients with autoimmune and inflammatory diseases as well as in diseases characterized by uncontrolled cell proliferation. Published data indicate potential benefit in glomerulonephritis, graft-versus-host disease, idiopathic pulmonary fibrosis, lupus nephritis, polycystic kidney disease and rheumatoid arthritis.
Business Strategy
Our operating plan is to focus on the clinical development of sapacitabine, specifically in hematology and the on-going SEAMLESS trial, with selective investment in the advancement of other clinical studies or our other drug candidates. We currently anticipate that our cash and cash equivalents of approximately $24.2 million at December 31, 2014 are sufficient beyond the data read-out of the SEAMLESS Phase 3 trial but not sufficient to complete development of other indications or product candidates or to commercialize any of the Company’s product candidates.
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
Thus, we believe that we are well placed to exploit the significant opportunities that this area offers for new drug discovery and development. In this regard, we believe that our sapacitabine is the only orally-available nucleoside analog presently being tested in a Phase 3 trial in previously untreated AML.
Develop anticancer drug candidates in all phases of the cell cycle and multiple compounds for particular cell cycle targets
Targeting a broad development program focused on multiple phases of the cell cycle allows us to minimize risk while maximizing the potential for success and also to develop products that are complementary to one another.
Enter into partnering arrangements selectively, while developing our own sales and marketing capability
We currently retain virtually all marketing rights to the compounds associated with our current clinical-stage drug programs. To optimize our commercial return, we intend to enter into selected partnering arrangements, and to leverage our sales and marketing capability by retaining co-promotion rights as appropriate. Historically, we have planned to develop compounds through the Phase 2 proof-of-efficacy stage before seeking a partner. We may enter into partnering arrangements earlier than Phase 2 proof-of-concept trials where appropriate or in connection with drug programs outside our core competency in oncology.
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
We own 19 patents granted in the United States, 10 granted by the EPO and 40 granted in other countries worldwide. In addition, we have a license to 36 patents granted worldwide.
We own 10 patent applications pending in the United States, 10 before the EPO and over 28 pending patent applications in other countries.
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
Sapacitabine
On September 10, 2003, we entered into a license agreement with Daiichi Sankyo Co., Ltd. of Japan or Daiichi Sankyo with respect to patents and patent applications covering the sapacitabine compound. Daiichi Sankyo filed patent applications claiming sapacitabine and certain crystalline forms of sapacitabine and methods for its preparation and use which encompass our chosen commercial development form as well as related know-how and materials. The issued patents for the sapacitabine compound cover the United States, EPO, Japan and 19 other countries. These patents expired in the United States in 2014 and expired elsewhere in 2012. The issued patents for the crystalline forms cover the United States, EPO, Japan and thirteen other countries, with patents pending in one further country. These patents expire in 2022. It may be possible to extend the term of a patent in the United States, Europe or Japan for up to five years to the extent it covers the sapacitabine compound or its crystalline form upon regulatory approval of that compound in the United States, Europe or Japan, but there is no assurance that we will be able to obtain any such extension.
Separately, we own an issued United States patent with granted claims to a specified method of administration of sapacitabine, adding to the existing composition of matter patents and supporting market exclusivity out to 2030. We also own patents issued in the United States or in Europe which claim methods of use of sapacitabine with hypomethylating agents, including decitabine, which is being tested as one of the arms of the SEAMLESS Phase 3 trial and with other anticancer drugs such as HDAC inhibitors with other anticancer drugs including HDAC inhibitors. The license grants us the exclusive right to exploit and sublicense the sapacitabine compound and any other products covered by the patents and patent applications owned by Daiichi Sankyo. The license originally was subject to certain third party rights related to certain countries but the license has been extended and is now worldwide. The license agreement also grants us nonexclusive, sublicensed rights to CNDAC, both a precursor compound and initial metabolite of sapacitabine.
We are under an obligation to use reasonable endeavors to develop a product and obtain regulatory approval to sell a product and we agreed to pay Daiichi Sankyo an up-front fee, reimbursement for Daiichi Sankyo’s enumerated expenses, milestone payments and royalties on a country-by-country basis. Under this agreement, $1.6 million was paid in April 2011, and further aggregate milestone payments totaling approximately $10.0 million could be payable subject to achievement of specific contractual milestones and our decision to continue with these projects. The up-front fee and certain past reimbursements have been paid. Royalties are payable in each country for the term of patent protection in the country or for ten years following the first commercial sale of licensed products in the country, whichever is later. Royalties are payable on net sales. Net sales are defined as the gross amount invoiced by us or our affiliates or licensees, less discounts, credits, taxes, shipping and bad debt losses. The agreement extends from its commencement date to the date on which no further amounts are owed under it. If we wish to appoint a third-party to develop or commercialize a sapacitabine-based product in Japan, within certain limitations, Daiichi Sankyo must be notified and given a right of first refusal to develop and/or commercialize in Japan. Effective July 11, 2011, the license was amended to irrevocably waive a termination right Daiichi Sankyo possessed under a provision of the agreement that required the Company to obtain regulatory approval to sell sapacitabine in at least one country by September 2011, and releases the Company from all claims and liability of any kind arising under such provision. The amendment further provides that the royalty fee due from us to Daiichi Sankyo on future net sales of sapacitabine be increased by a percentage between 1.25% and 1.50%, depending on the level of net sales of sapacitabine realized. In general, however, the license may be terminated by us for technical, scientific, efficacy, safety, or commercial reasons on six months’ notice, or twelve months if after a launch of a sapacitabine-based product, or by either party for material default.
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

This testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all. Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND, or those of our collaborators, may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the clinical trial until completed. The FDA, the IRB or the clinical trial sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP, or Good Clinical Practices, regulations and regulations for informed consent.
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
Special Protocol Assessment
If a Phase 2 clinical trial is the subject of discussion at an end-of-Phase 2 meeting with the FDA, a sponsor may be able to request a Special Protocol Assessment, or SPA, the purpose of which is to reach agreement with the FDA on the design of the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim. If such an agreement is reached, it will be documented and made part of the administrative record, and it will be binding on the FDA and may not be changed unless the sponsor fails to follow the agreed-upon protocol, data supporting the request are found to be false or incomplete, or the FDA determines that a substantial scientific issue essential to determining the safety or effectiveness of the drug was identified after the testing began. Even if an SPA is agreed to, approval of the NDA is not guaranteed because a final determination that an agreed-upon protocol satisfies a specific objective, such as the demonstration of efficacy, or supports an approval decision, will be based on a complete review of all the data in the NDA.
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
Employees
As of March 27, 2015, we had 18 full-time employees. Our employees are not represented by any collective bargaining agreements, and management considers relations with our employees to be good.
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
On September 13, 2010, and as amended on October 11, 2011, we reached agreement with the FDA regarding an SPA on the design of a pivotal Phase 3 trial for our sapacitabine oral capsules as a front-line treatment in elderly patients aged 70 years or older with newly diagnosed AML, who are not candidates for intensive induction chemotherapy, or the SEAMLESS trial. An SPA is an agreement between a sponsor of an NDA and the FDA on the design of the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim, and if reached will be binding on the FDA. In the absence of a subsequent agreement between the FDA and the sponsor to modify the SPA, it is not binding if the sponsor fails to follow the agreed upon protocol, data supporting the request are found to be false or incomplete, or the FDA determines that a substantial scientific issue essential to product efficacy or safety was identified. An SPA, however, neither guarantees approval nor provides any assurance that a marketing application would be approved by the FDA. There are companies that have been granted SPAs but have ultimately failed to obtain final approval to market their drugs. In January 2011, we opened enrollment in the lead-in portion of the SEAMLESS trial and in October 2011, we opened enrollment in the randomized portion of the trial.
In addition, the FDA may revise previous guidance or decide to ignore previous guidance at any time during the course of clinical activities or after the completion of clinical trials. The FDA may raise issues relating to, among other things, safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision. Even with successful clinical safety and efficacy data, including such data from a clinical trial conducted pursuant to an SPA, we may be required to conduct additional, expensive clinical trials to obtain regulatory approval.

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

•
delays in obtaining IRB and regulatory approvals to commence a clinical trial;

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

•
negative or inconclusive results from clinical trials, such as the recommendations of the DSMB, of our Phase 3 SEAMLESS study of sapacitabine oral capsules in AML. For example, in December 2014, the DSMB determined that the planned futility boundary had been crossed in the SEAMLESS trial and determined that based on available interim data, it would be unlikely for the study to reach statistically significant improvement in survival;

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

Toxicity and serious adverse events as defined in trial protocols have been noted in preclinical and clinical trials involving certain of our drug candidates. For example, neutropenia and gastro-intestinal toxicity were observed in patients receiving sapacitabine and elevations of liver enzymes and decrease in potassium levels have been observed in patients receiving seliciclib.
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
The clinical development, manufacturing, selling and marketing of our drug candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States, the European Union and elsewhere. These regulations also vary in important, meaningful ways from country to country. We are not permitted to market a potential drug in the United States until we receive approval of an NDA, from the FDA. We have not received an NDA approval from the FDA for any of our drug candidates.
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
There is substantial time and expense invested in preparation and submission of an NDA or equivalents in other jurisdictions and regulatory approval is never guaranteed. Depending on the final data from our SEAMLESS study, we may meet with regulatory authorities in the United States and the European Union to discuss registration submissions for sapacitabine for the AML indication. In light of the futility cross reported by the SEAMLESS DSMB, there can be no assurance that data from SEAMLESS will be sufficient to submit registration submissions or that regulatory authorities will accept or validate any such submissions.
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

•
the fact that the FDA or other regulatory officials may find that our or our third party manufacturer’s processes or facilities are not in compliance with cGMPs; or

•
the fact that new regulations may be enacted by the FDA or other regulators may change their approval policies or adopt new regulations requiring new or different evidence of safety and efficacy for the intended use of a drug candidate.

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
If our drug candidates are approved, or approved together with another agent such as Dacogen® (decitabine) by the FDA or by another regulatory authority, the resulting drugs, if any, must still gain market acceptance among physicians, healthcare providers and payors, patients and the medical community. The degree of market acceptance of any of our approved drugs will depend on a variety of factors, including:
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
In all the countries where we may sell our products, governmental regulations exist to define standards for manufacturing, packaging, labeling and storing. All of our suppliers of raw materials and contract manufacturers must comply with these regulations. Failure to do so could result in supply interruptions. In the United States, the FDA requires that all suppliers of pharmaceutical bulk material and all manufacturers of pharmaceuticals for sale in or from the United States achieve and maintain compliance with the FDA’s cGMPs. Failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on them or us, including fines, injunctions, civil penalties, disgorgement, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, before any product batch produced by our manufacturers can be shipped, it must conform to release specifications for the content of the pharmaceutical product. If the operations of one or more of our manufacturers were to become unavailable for any reason, any required FDA review and approval of the operations of an alternative supplier could cause a delay in the manufacture of our products.

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
We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy for their intended uses before the FDA, and other regulatory authorities in the United States, the European Union and elsewhere. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or other regulatory authorities for approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. Sapacitabine, our most advanced drug candidates for the treatment of cancer, is currently in Phase 3 for AML and Phase 2 for AML, MDS, NSCLC and CLL. A combination of sapacitabine and seliciclib is currently in a Phase 1 clinical trial. We cannot be certain that the clinical development of these or any other drug candidates in preclinical testing or clinical development will be successful, that we will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Our commercial revenues from our product candidates currently in development, if any, will be derived from sales of drugs that will not become marketable for several years, if at all.

We have a history of operating losses and we may never become profitable. Our stock is a highly speculative investment.
We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of December 31, 2013 and December 31, 2014, our accumulated deficit was $289.4 million and $308.8 million, respectively. Our net loss was $10.2 million and $19.4 million for the years ended December 31, 2013 and 2014, respectively. Our drug candidates are in the mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years, as we continue our research and development of our drug candidates, seek regulatory approvals and commercialize any approved drugs. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.
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
As previously announced by us, on February 2, 2015, we received a written notification from The NASDAQ Stock Market LLC indicating that we were not in compliance with NASDAQ Listing Rule 5450(a)(1) because the minimum bid price of our shares of common stock was below $1.00 per share for the previous 30 consecutive business days. Pursuant to the NASDAQ Listing Rule 5810(c)(3)(A), we have been granted a 180-calendar day compliance period, or until August 3, 2015, to regain compliance with the minimum bid price requirement. During the compliance period, our shares of common stock will continue to be listed and traded on The NASDAQ Global Market. To regain compliance, the closing bid price of our shares of common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180-day grace period. If we are not in compliance by August 3, 2015, we may be afforded a second 180-calendar day grace period if we transfer the listing of our shares of common stock to The NASDAQ Capital Market. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, except for the minimum bid price. In addition, we would be required to notify NASDAQ of our intent to cure the minimum bid price deficiency by effecting a reverse stock split, if necessary. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of our common stock. In addition, there can be no assurance that our common stock would be eligible for trading on any such alternative exchange or markets.
If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by NASDAQ, NASDAQ will provide notice that our shares of common stock will be subject to delisting. We would then be entitled to appeal NASDAQ’s determination to a NASDAQ Hearings Panel and request a hearing. We intend to consider available options to resolve the noncompliance with the minimum bid price requirement. No determination regarding our response has been made at this time. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other NASDAQ listing criteria. There can also be no assurance that any application to NASDAQ will be approved or that any appeal would be granted by the NASDAQ Hearings Panel.

Further declines in the trading price of our common shares may cause us to fail to meet certain of the continuing listing standards of NASDAQ, which could result in the delisting of our common shares. If our shares cease to be traded on the NASDAQ or on another national securities exchange, the price at which you may be able to sell your common shares of the company may be significantly less than their current trading price or you may not be able to sell them at all.
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
Sapacitabine is protected by granted, composition of matter patents claiming certain, stable crystalline forms of sapacitabine and their pharmaceutical compositions and therapeutic uses that expire in 2022 (and may be eligible for a Hatch-Waxman term restoration of up to five years, which could extend the expiration date to 2027); United States and European granted patents that expire in 2029, claiming the combination of sapacitabine with hypomethylating agents, including decitabine, which is being tested as the active arm in the SEAMLESS Phase 3 trial, and a United States granted patent claiming a specified method of administration of sapacitabine with patent exclusivity until July 2030. An amorphous form of sapacitabine is covered in granted, composition of matter patents that expired in 2014 in the United States and expired in 2012 outside of the United States. The amorphous sapacitabine form was used in early Phase 1 clinical trials. We have used one of the stable, crystalline forms of sapacitabine in nearly all our Phase 1 and all our Phase 2 and Phase 3 clinical studies. We have also chosen this crystalline form for commercialization. Additional patents and applications claim certain medical uses, combinations, formulations and dosing regimens of sapacitabine which have emerged in our clinical trials, as well as a process for the preparation of sapacitabine.

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
If we fail to maintain our internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed. We have concluded that our internal control over financial reporting was effective as of December 31, 2014.
We incur increased costs and management resources as a result of being a public company, and we may fail to comply with public company obligations.
As a public company, we face and will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that we would not incur as a private company. Compliance with the Sarbanes Oxley Act of 2002, as well as other rules of the SEC, the Public Company Accounting Oversight Board and the NASDAQ Global Market resulted in a significant initial cost to us as well as an ongoing compliance cost. As a public company, we are subject to Section 404 of the Sarbanes Oxley Act relating to internal control over financial reporting. We have completed a formal process to evaluate our internal controls for purposes of Section 404, and we concluded that as of December 31, 2014, our internal control over financial reporting was effective. As our business grows and changes, there can be no assurances that we can maintain the effectiveness of our internal controls over financial reporting. In addition, our independent certified public accounting firm has not provided an opinion on the effectiveness of our internal controls over financial reporting for the year ended December 31, 2014 because we are a smaller reporting company. In the event our independent auditor is required to provide an opinion on such controls in the future, there is a risk that the auditor would conclude that such controls are ineffective.
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

For example, on December 16, 2014 we announced the enrollment of 486 patients, continuation to final analysis and recommendations of the DSMB of the Company’s Phase 3 SEAMLESS study of sapacitabine oral capsules in acute myeloid leukemia, or AML. The DSMB determined that the planned futility boundary has been crossed, but saw no reasons why patients should discontinue treatment on their assigned arm and recommended that recruited patients are followed up. As a result of this announcement, the last reported sale price of our common stock on The NASDAQ Global Market on December 16, 2014 dropped to $0.68 from a last reported sale price of our common stock on December 15, 2014 of  $2.83.
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
In addition, in the event a third party seeks to acquire our company or acquire control of our company by way of a merger, but the terms of such offer do not provide for our preferred stock to remain outstanding or be converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to our preferred stock, the terms of the Certificate of Designations of our preferred stock provide for an adjustment to the conversion ratio of our preferred stock such that, depending on the terms of any such transaction, preferred stockholders may be entitled, by their terms, to receive up to $10.00 per share in common stock, causing our common stockholders not to receive as favorable a price as the price at which such shares may be trading at the time of any such transaction. As of December 31, 2014, there were 335,273 shares of our preferred stock issued and outstanding. If the transaction were one in which proceeds were received by the Company for distribution to stockholders, and the terms of the Certificate of Designations governing the preferred stock were strictly complied with, approximately $4.0 million would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time. Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.
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
For example, on December 16, 2014 we announced the enrollment of 486 patients, continuation to final analysis and recommendations of the DSMB of the Company’s Phase 3 SEAMLESS study of sapacitabine oral capsules in AML. The DSMB determined that the planned futility boundary has been crossed, but saw no reasons why patients should discontinue treatment on their assigned arm and recommended that recruited patients are followed-up. As a result of this announcement, the last reported sale price of our common stock on The NASDAQ Global Market on December 16, 2014 dropped to $0.68 from a last reported sale price of our common stock on December 15, 2014 of  $2.83.
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
Our management team will have broad discretion over the use of the net proceeds from the sale of our common stock to Aspire Capital Fund, LLC, or Aspire.
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
Item 3.
Legal Proceedings

From time to time, we may be involved in routine litigation incidental to the conduct of our business. As of December 31, 2014, we were not a party to any material legal proceedings.
Item 4.
Mine Safety Disclosures

Not applicable.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock is traded on The NASDAQ Global Market, or NASDAQ, under the symbol “CYCC”. Our preferred stock currently trades on NASDAQ under the symbol “CYCCP”. The following table summarizes, for the periods indicated, the high and low sales prices for the common stock as reported by NASDAQ:
	High	Low
2014
Quarter ended March 31, 2014	$4.84	$3.19
Quarter ended June 30, 2014	$3.87	$2.88
Quarter ended September 30, 2014	$3.58	$2.90
Quarter ended December 31, 2014	$3.72	$0.61
2013
Quarter ended March 31, 2013	$6.26	$5.01
Quarter ended June 30, 2013	$5.65	$2.78
Quarter ended September 30, 2013	$5.50	$2.75
Quarter ended December 31, 2013	$5.25	$3.26
Holders of Common Stock
On March 27, 2015, we had approximately 46 registered holders of record of our 34,388,485 shares of common stock outstanding. On March 27, 2015, the closing sale price of our common stock as reported by NASDAQ was $0.90 per share.
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
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements
This report contains certain statements that may be deemed ‘forward-looking statements’ within the meaning of United States securities laws. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Certain factors that could cause results to differ materially from those projected or implied in the forward looking statements are set forth in this Annual Report on Form 10-K for the year ended December 31, 2014 under the caption “Item 1A — Risk factors”.
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
Overview
During 2014, our focus has been on the completion of enrollment of our SEAMLESS Phase 3 study, which we achieved in December 2014. We have continued to evaluate the further development of sapacitabine in MDS and progressed sapacitabine in solid tumors through the Phase 1 study in combination with our CDK inhibitor seliciclib. Additionally, with the support of government funding, we completed IND-directed development of our CDK inhibitor CYC065 and progressed our PLK-1 inhibitor in IND-directed studies. We were also able to progress our seliciclib in investigator-initiated clinical studies.
Drug Development
Sapacitabine
In our SEAMLESS, Phase 3, registration-directed study of sapacitabine in elderly patients with newly diagnosed AML, our lead indication, we completed enrollment in December 2014 in approximately 110 centers in the United States and Europe. In December 2014, the DSMB conducted a planned interim analysis for futility after 247 events, or patient deaths, and the final safety review of 470 randomized patients. The DSMB found no safety concerns. However, the planned futility boundary had been crossed and the DSMB determined that, based on available interim data, it would be unlikely for the study to reach statistically significant improvement in survival. The DSMB saw no reasons why patients should discontinue treatment on their assigned arm and recommended that recruited patients are followed-up. We will continue to follow-up enrolled patients in SEAMLESS until the prespecified number of events is observed, which is expected to occur between the second half of 2015 and the first half of 2016.
In parallel to the follow-up of enrolled patients, we also plan to submit a Pediatric Investigation Plan, or PIP, to the European Medicines Agency, or EMA. The EMA requires sponsors to agree a PIP before a marketing authorization application, or MAA, can be accepted and as the lead times can be long we plan to submit a PIP ahead of any MAA submission.
The second indication for sapacitabine is high-risk myelodysplastic syndromes, or MDS, after failure of front-line hypomethylating agents, or HMA, azacitidine and/or decitabine. We have recently completed enrollment of a patient cohort in an additional part of the ongoing MDS Phase 2 study in order to evaluate better dosing regimens. We will follow-up these additional Phase 2 patients until mature survival data become available. In parallel, we have conducted a feasibility analysis in preparation for a Phase 2b randomized controlled trial, or RCT, of sapacitabine in this patient population, which indicated that our proposed study design is feasible.
We also expect to report updated data from the Phase 1 study of sapacitabine in combination with seliciclib as an all-oral, sequentially-administered regimen in heavily-pretreated patients with advanced solid tumors, in particular those carrying gBRCA mutations.
Cyclin Dependent Kinase Inhibitors
CYC065 (Second Generation CDK Inhibitor)
CYC065 is a novel, orally available, second generation, CDK2, -5, -9 inhibitor. We completed investigational new drug, or IND, -directed preclinical development of CYC065 supported by a grant award of approximately $1.9 million from the Biomedical Catalyst of the United Kingdom government. In

September 2014, we presented, at the 2014 Society of Hematologic Oncology (SOHO) meeting, preclinical data demonstrating the therapeutic potential of CYC065 to treat acute leukemias and, in particular, those with rearrangements in the MLL gene. The data showed that in vitro all human AML and ALL cell lines with MLL rearrangements tested were sensitive to CYC065 and that the drug inhibited MLL-driven gene expression. Potent anticancer activity of CYC065 was demonstrated in vivo in AML xenograft models resulting in over 90% inhibition of tumor growth. We plan to submit an IND for CYC065 during the first half of 2015. Subject to acceptance of the IND, we plan to initiate Phase 1 clinical trials shortly thereafter, including in patients with advanced solid tumors.
Seliciclib (First Generation CDK Inhibitor)
We are supporting investigator sponsored trials, or ISTs, evaluating seliciclib in endocrinologic and inflammatory indications in patients who have failed prior treatments. Specifically, a U.S. IST for seliciclib as a treatment for Cushing’s disease and a European IST for rheumatoid arthritis. As with all ISTs, we do not control the timing or conduct of such studies and will report updates as the investigators may notify us from time to time.
Polo-like Kinase Inhibitors
CYC140
We are progressing the IND-directed preclinical development of CYC140, a novel, orally available, PLK1 inhibitor supported by an approximately $3.7 million grant from the Biomedical Catalyst of the United Kingdom government.
Corporate Developments
We were pleased to elect Samuel L. Barker, Ph.D., to our Board of Directors. Dr. Barker has more than 40 years of experience in senior executive positions in the pharmaceutical industry where he played a significant role in the commercialization and success of several pharmaceuticals including Taxol®, Capoten®, Glucophage® and Pravachol®.
During 2014, we strengthened our cash position with completion of an underwritten offering for net proceeds of approximately $9.3 million. We also raised net proceeds of approximately $3.0 million under our common stock purchase agreements with Aspire. At December 31, 2014, we had $24.2 million in cash and cash equivalents. We expect these cash resources, together with net proceeds of  $9.2 million from a public offering in March 2015, are sufficient to reach beyond the final analysis of SEAMLESS and continue our existing programs through 2017.
Recent Events
Public Offering of Common Stock
On March 9, 2015, we completed a public offering of 10,000,000 shares of our common stock, at a price to the public of  $1.00 per share, for proceeds, net of certain fees and expenses, of approximately $9.2 million.
Preferred Stock Dividend
On February 18, 2015, the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per share on our 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”). The cash dividend will be paid on May 1, 2015 to the holders of record of the Preferred Stock as of the close business on April 17, 2015.
Deficiency and Compliance Notice from The NASDAQ Stock Market
On February 2, 2015, we received a written notification from The NASDAQ Stock Market LLC indicating that we were not in compliance with NASDAQ Listing Rule 5450(a)(1) because the minimum bid price of our shares of common stock was below $1.00 per share for the previous 30 consecutive business days. Pursuant to the NASDAQ Listing Rule 5810(c)(3)(A), we have been granted a 180-calendar day compliance period, or until August 3, 2015, to regain compliance with the minimum bid price requirement. During the compliance period, our shares of common stock will continue to be listed and traded on The NASDAQ Global Market. To regain compliance, the closing bid price of our shares of common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180-day grace period. If we are not in compliance by August 3, 2015, we may be afforded a second 180-calendar day grace period if we transfer the listing of our shares of common stock to The NASDAQ Capital Market. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, except for the minimum bid price. In addition, we would be required to notify NASDAQ of our intent to cure the minimum bid price deficiency by effecting a reverse stock split, if necessary.
If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by NASDAQ, NASDAQ will provide notice that our shares of common stock will be subject to delisting. We would then be entitled to appeal NASDAQ’s determination to a NASDAQ Hearings Panel and request a hearing.
We intend to consider available options to resolve the noncompliance with the minimum bid price requirement. No determination regarding our response has been made at this time. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other NASDAQ listing criteria.
Results of Operations
Years Ended December 31, 2013 and 2014.
Results of Continuing Operations
Revenues
The following table summarizes the components of our revenues for the years ended December 31, 2013 and 2014 (in $000s except percentages):
	Years Ended December 31,		Difference
	2013	2014	$	%
Grant revenue	$1,084	$1,734	650	60

Grant revenue is recognized as we incur and pay for qualifying costs and services under the applicable grant. Grant revenue is primarily derived from various United Kingdom government and European Union grant awards. For the years ended December 31, 2013 and 2014, we had grant revenue of approximately $1.1 million and $1.7 million, respectively.
The future
We expect to recognize approximately $2.7 million in grant revenue over approximately the next two years from the Biomedical Catalyst of the United Kingdom government.
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

The following table provides information with respect to our research and development expenditures for the years ended December 31, 2013 and 2014 (in $000s except percentages):
	Years Ended December 31,		Difference
	2013	2014	$	%
Sapacitabine	$9,286	$14,757	5,471	59
Other costs related to research and development programs and management	1,991	3,520	1,529	77
Total research and development	$11,277	$18,277	7,000	62

Research and development expenses represented 59% and 76% of our operating expenses for the years ended December 31, 2013 and 2014, respectively. Included in research and development expenses is stock-based compensation of approximately $0.1 million for December 31, 2013 and $0.4 million for the year ended December 31, 2014.
Fiscal 2014 as compared to fiscal 2013
Research and development expenditures increased by $7.0 million to $18.3 million for the year ended December 31, 2014 from $11.3 million for the year ended December 31, 2013. The increase was primarily due to study and product costs associated with the expansion of the SEAMLESS Phase 3 trial into Europe and increased expenditures related to grant funded programs.
The future
We will continue to concentrate our resources on the SEAMLESS study in addition to evaluating other indications for sapacitabine. We anticipate that overall research and development expenditures for the year ended December 31, 2015 will decrease compared to the year ended December 31, 2014 given the completion of enrollment of the randomized portion of the SEAMLESS pivotal Phase 3 trial at the end of 2014. However, we will continue to incur costs for recruited patients who remain on study and costs related to clinical site closures, end of study activities and the final analysis of the study data.
General and administrative
General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the total general and administrative expenses for the years ended December 31, 2013 and 2014 (in $000s except percentages):
	Years Ended December 31,		Difference
	2013	2014	$	%
General and administrative	$7,781	$5,894	(1,887)	(24)

Total general and administrative expenses represented 41% and 24% of our operating expenses for the years ended December 31, 2013 and 2014, respectively.
Fiscal 2014 as compared to fiscal 2013
Our general and administrative expenditure decreased by approximately $1.9 million to $5.9 million for the year ended December 31, 2014 from $7.8 million for the year ended December 31, 2013. The net decrease in expenditure was primarily attributable to decreases in professional and consultancy costs of approximately $1.8 million, employee compensation costs of approximately $0.4 million, other corporate expenses of approximately $0.2 million, and offset by an increase in stock-based compensation of  $0.5 million. Professional costs decreased primarily as a result of the decrease in legal fees associated with litigation settled during the year ended December 31, 2013 by the sale of patents to Celgene.
The future
We expect general and administrative expenditures for the year ended December 31, 2015 compared to our expenditures for the year ended December 31, 2014 to remain relatively flat.

Other income (expense), net
The following table summarizes the other income (expense) for years ended December 31, 2013 and 2014 (in $000s except percentages):
	Years Ended December 31,		Difference
	2013	2014	$	%
Change in valuation of financial instruments associated with stock purchase agreement	$(98)	$(342)	(244)	249
Change in valuation of Economic Rights	570	—	(570)	(100)
Change in valuation of liabilities measured at fair value	—	20	20	—
Foreign exchange gains (losses)	62	(10)	(72)	(116)
Interest income	13	6	(7)	(54)
Other income, net	5,547	114	(5,403)	(97)
Total other income (expense), net	$6,094	$(212)	(6,306)	(103)

Fiscal 2014 as compared to fiscal 2013
Total other income (expense), net, decreased by approximately $6.3 million, from Total other income, net of approximately $6.1 million for the year ended December 31, 2013, to Total other expense, net of approximately $0.2 million for the year ended December 31, 2014. The decrease was primarily due to the $5.5 million gain on four Cyclacel-owned patents sold to Celgene and a $0.6 million change in the valuation of the economic rights granted to certain investors during the year end December 31, 2013.
Change in valuation of financial instruments associated with stock purchase agreement
The change in fair value of financial instruments associated with the stock purchase agreement relates to the of the right to sell additional shares under the purchase agreement with Aspire, which is remeasured each reporting period. Changes in the fair value will continue to be reported until the agreement is exhausted or expired. The Company recognized $0.1 million and $0.3 million in expense for the years end December 31, 2013 and 2014, respectively.
Change in valuation of Economic Rights
The change in valuation of economic rights is related to the economic rights sold in connection with an agreement completed in March 2012. These collective rights were classified as liabilities and measured at fair value each reporting period until their settlement in April 2013. For the year ended December 31, 2013, we recognized a gain of approximately $0.6 million based on the actual amount owed and paid to the holders of the Economic Rights in April 2013.
Change in valuation of liabilities measured at fair value
The Company recognized income of approximately $20,000 during the year ended December 31, 2014 as a result of the Company derecognizing the Scottish Enterprise, or SE, liability upon expiration of the agreement at June 30, 2014.
Foreign exchange gains (losses)
Foreign exchange gains (losses) decreased by $0.1 million to a loss of  $10,000 for the year ended December 31, 2014 compared to a gain of approximately $0.1 million for the year ended December 31, 2013. Foreign exchange gains (losses) are reported in the consolidated statement of operations as a separate line item within other income (expense), net.
We have a number of intercompany loans in place between our parent company based in New Jersey and our Scottish subsidiary. The intercompany loans outstanding are not expected to be repaid in the foreseeable future and the nature of the funding advanced is of a long-term investment nature. Therefore all unrealized foreign exchange gains or losses arising on the intercompany loans are recognized in other comprehensive income until repayment of the intercompany loan becomes foreseeable. Unfavorable unrealized foreign exchange movements related to intercompany loans recorded in other comprehensive income totaled $2.8 million for year ended December 31, 2013. Favorable unrealized foreign exchange movements related to intercompany loans totaled $8.4 million for the year ended December 31, 2014.
Interest income
Interest income decreased by approximately $7,000 to approximately $6,000 for the year ended December 31, 2014 compared to approximately $13,000 for the year ended December 31, 2013 as a result of a smaller proportion of our cash held in interest bearing accounts than in the prior year.
Other income, net
We recognized an approximately $0.1 million gain in other income, net during the period ended December 31, 2014. We recognized a gain of  $5.5 million in other income, net as a result of the sale of four Cyclacel-owned patents to Celgene for the period ended December 31, 2013.
The future
We expect other income, net for the year ended December 31, 2015 to remain relatively flat in comparison with the year ended December 31, 2014.
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
The following table summarizes total income tax benefit for the years ended December 31, 2013 and 2014 (in $000s except percentages):
	Years Ended December 31,		Difference
	2013	2014	$	%
Income tax benefit	$1,670	$3,243	1,573	94

Fiscal 2014 as compared to fiscal 2013
The income tax benefit increased by approximately $1.6 million to $3.2 million for the year ended December 31, 2014 from $1.7 million for the year ended December 31, 2013. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.
The future
We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so. The amount of tax credits we will receive is entirely dependent on the amount of eligible expenses we incur. As we expect our eligible expenses to be lower in the fiscal year ended December 31, 2015, the level of tax credits recoverable is anticipated to be lower in 2015 compared to the fiscal year ended December 31, 2014.

Results of Discontinued Operations
The following table summarizes our net income from discontinued operations for the years ended December 31, 2013 and 2014 (in $000s except percentages):
	Years Ended December 31,		Difference
	2013	2014	$	%
Income from discontinued operations	$91	$29	(62)	(68)
Income tax on discontinued operations	(34)	(10)	24	(71)
Net income from discontinued operations	$57	$19	(38)	(67)

In August 2012, we entered into a termination and settlement agreement with Sinclair Pharmaceuticals Limited, or Sinclair, to terminate, effective September 30, 2012, the distribution agreements relating to the promotion and sale of Xclair®, Numoisyn® Lozenges and Numoisyn® Liquid (collectively, the ALIGN products). The operating results associated with the ALIGN products are classified within net income from discontinued operations in the consolidated statements of operations for the years ended December 31, 2013 and 2014.
Fiscal 2014 as compared to fiscal 2013
Net income from discontinued operations decreased by approximately $38,000 from income of  $57,000 for the year ended December 31, 2013 to income of  $19,000 for the year ended December 31, 2014.
The future
We have ceased operations associated with the ALIGN products effective September 30, 2012. We are scheduled to receive the remaining approximately $0.1 million in payments from Sinclair during the year ended December 31, 2015 in accordance with our termination agreement with Sinclair, which will only impact our consolidated balance sheet and statement of cash flows. We expect discontinued operations to have a minimal impact on our results of operations for the year ended December 31, 2015.
Liquidity and Capital Resources
The following is a summary of our key liquidity measures as of December 31, 2013 and 2014 (in $000s):
	December 31, 2013	December 31, 2014
Cash and cash equivalents	$31,146	$24,189
Working capital:
Current assets	$35,173	$29,000
Current liabilities	(7,256)	(7,493)
Total working capital	$27,917	$21,507

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities, as well as the exercise of warrants, to finance our operations and internal growth. Additional funding has come through interest on investments, licensing revenue, government grants, the sale of product rights, research and development tax credits, and a limited amount of product revenue from operations discontinued in September 2012. We have incurred significant losses since our inception. As of December 31, 2014, we had an accumulated deficit of  $308.8 million.
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

Cash Flows
Cash provided by (used in) operating, investing and financing activities
Cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2013 and 2014 is summarized as follows (in $000s):
	Years Ended December 31,
	2013	2014
Net cash used in operating activities	$(18,199)	$(18,702)
Net cash provided by investing activities	$5,688	$75
Net cash provided by financing activities	$27,332	$12,200
Cash flows generated from discontinued operations have been combined with the cash flows from continuing operations within each of the Operating, Investing and Financing activities sections.
Operating activities
Net cash used in operating activities increased by $0.5 million, from $18.2 million for the year ended December 31, 2013 to $18.7 million for the year ended December 31, 2014. The increase in cash used by operating activities was primarily the result of an increase in research and development costs related to the ongoing SEAMLESS trial.
Investing activities
Net cash provided by investing activities decreased from approximately $5.7 million for the year ended December 31, 2013 to approximately $0.1 million for the year ended December 31, 2014, primarily as a result of cash received from the sale of four Cyclacel-owned patents to Celgene for $5.5 million in the year ended December 31, 2013.
Financing activities
Net cash provided by financing activities was $12.2 million for the year ended December 31, 2014, primarily as a result of approximately $9.3 million in net proceeds from the issuance of common stock in April 2014 and $3.0 million in net proceeds from the issuance of common stock under a stock purchase agreement with Aspire entered into in November 2013 and offset by $0.2 million in dividend payments to the holders of our Preferred Stock.
Net cash provided by financing activities was $27.3 million for the year ended December 31, 2013 as a result of approximately $19.0 million proceeds, net of certain expenses, from the issuance of common shares pursuant to an underwritten offering in May 2013, approximately $6.6 million in drawdowns in connection with the sale of common stock under a stock purchase agreement entered into with Aspire in December 2012 and $2.0 million in proceeds related to the sale of common stock under a stock purchase agreement entered into with Aspire in November 2013 and offset by $0.3 million in dividend payments to the holders of our Preferred Stock.
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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. Although we are not reliant on institutional credit finance and therefore not subject to debt covenant compliance requirements or potential withdrawal of credit by banks, we are reliant on the availability of funds and activity in equity markets. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or make changes to our operating plan. In addition, we may have to partner one or more of our product candidate programs at an earlier stage of development, which would lower the economic value of those programs to us.
Off-Balance Sheet Arrangements
As of December 31, 2014, we had no off-balance sheet arrangements.
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
Accounting Standards Adopted in the Period
On January 1, 2014 we adopted guidance issued by the Financial Accounting Standards Board (FASB) relating to the presentation of an unrecognized tax benefit when a net operating loss carryforward (NOL), a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a NOL, a similar tax loss, or a tax credit carryforward, except to the extent it is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of this guidance has not had a material impact on our consolidated financial statements.
On January 1, 2014 we adopted guidance issued by the FASB relating to certain foreign currency matters. This guidance clarifies the parent company’s accounting for the cumulative translation adjustment when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity or of an investment in a foreign entity. The adoption of this guidance has not had a material impact on our consolidated financial statements.
On January 1, 2014 we adopted guidance issued by the FASB relating to obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The guidance should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements that exist at the beginning of an entity’s fiscal year of adoption. The adoption of this guidance has not had a material impact on our consolidated financial statements.
On June 10, 2014 we adopted guidance issued by the FASB relating to financial reporting for development stage entities. The guidance eliminates certain financial reporting requirements for development stage entities, including the presentation of inception-to-date information about income statement line items, cash flows, and equity transactions, and also eliminates an exception provided to development stage entities for determining whether an entity is a variable interest entity on the basis of the amount of equity that is at risk. The adoption of this guidance has resulted in the elimination of inception-to-date information.

Recent Accounting Pronouncements Not Yet Effective
In February 2015, the FASB issued guidance on the consolidation, which changes the analysis an entity must perform to determine whether it should consolidate certain legal entities. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The guidance can be adopted using either a full retrospective or a modified retrospective method of transition. We are currently evaluating the impact of the guidance on its consolidated financial statements.
In November 2014, the FASB issued guidance on how current US GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The guidance clarifies that an entity should include all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The guidance can be adopted on prospectively or on a modified retrospective basis. We are currently evaluating the impact of the guidance on its consolidated financial statements.
In August 2014 the FASB issued guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and the provision of related footnote disclosures. This guidance is effective for the annual period ending December 15, 2016 and for annual and interim periods thereafter. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
In June 2014, the FASB issued guidance on accounting for share based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. This guidance is effective for annual periods, and interim periods within those annual periods, after December 15, 2015. We are currently evaluating the impact of the guidance on our consolidated financial statements.
In May 2014 the FASB issued new guidance on accounting for revenue from contracts with customers. This new guidance will replace existing revenue guidelines with a new model, in which revenue is recognized upon transfer of control over goods or services to a customer. The new standard will be effective for the Company on January 1, 2017, for both interim and annual periods. The guidance can be adopted using either a full retrospective (with certain practical expedients) or a modified retrospective method of transition. Under the modified retrospective approach, financial statements will be prepared for the year of adoption using the new standard, but prior periods will not be adjusted. Instead, companies will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the company, and disclose all line items in the year of adoption as if they were prepared under current revenue requirements. At this time, the Company has not decided on which method it will use to adopt the new standard, nor has it determined the effects of the new guidelines on its results of operations and financial position. For the foreseeable future, our revenues will be limited to grants received from government agencies or nonprofit organizations, and we are evaluating the effects of the new standard on these types of revenue streams.
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information response to this item.

Item 8.
Financial Statements and Supplementary Data

CYCLACEL PHARMACEUTICALS, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Cyclacel Pharmaceuticals, Inc.
We have audited the accompanying consolidated balance sheets of of Cyclacel Pharmaceuticals, Inc. and subsidiaries as of December 31, 2013 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyclacel Pharmaceuticals, Inc. and subsidiaries as of December 31, 2013 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
/s/ McGladrey LLP
New York, New York
March 31, 2015

CYCLACEL PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In $000s, except share, per share, and liquidation preference amounts)
	December 31,
	2013	2014
ASSETS
Current assets:
Cash and cash equivalents	$31,146	$24,189
Prepaid expenses and other current assets	3,388	4,640
Current assets of discontinued operations	639	171
Total current assets	35,173	29,000
Property, plant and equipment (net)	275	387
Long-term assets of discontinued operations	72	—
Total assets	$35,520	$29,387
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,545	$2,792
Accrued and other current liabilities	4,431	4,626
Other liabilities measured at fair value	20	—
Current liabilities of discontinued operations	260	75
Total current liabilities	7,256	7,493
Other liabilities	241	206
Total liabilities	7,497	7,699
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2013 and 2014; 335,273 shares issued and outstanding at December 31, 2013 and 2014. Aggregate preference in liquidation of $3,989,749 at December 31, 2013 and 2014	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2013 and 2014; 19,369,332 and 23,199,469 shares issued and outstanding at December 31, 2013 and 2014, respectively	19	23
Additional paid-in capital	317,543	330,962
Accumulated other comprehensive income (loss)	(109)	(480)
Accumulated deficit	(289,430)	(308,817)
Total stockholders’ equity	28,023	21,688
Total liabilities and stockholders’ equity	$35,520	$29,387

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In $000s, except share and per share amounts)
	Year Ended December 31, 2013	Year Ended December 31, 2014
Revenues:
Grant revenue	$1,084	$1,734
Total revenues	1,084	1,734
Operating expenses:
Research and development	11,277	18,277
General and administrative	7,781	5,894
Total operating expenses	19,058	24,171
Operating loss	(17,974)	(22,437)
Other income (expense):
Change in valuation of financial instruments associated with stock purchase agreement	(98)	(342)
Change in valuation of Economic Rights	570	—
Change in valuation of liabilities measured at fair value	—	20
Foreign exchange gains	62	(10)
Interest income	13	6
Other income, net	5,547	114
Total other income (expense), net	6,094	(212)
Loss from continuing operations before taxes	(11,880)	(22,649)
Income tax benefit	1,670	3,243
Net loss from continuing operations	(10,210)	(19,406)
Discontinued operations:
Income from discontinued operations	91	29
Income tax on discontinued operations	(34)	(10)
Net income from discontinued operations	57	19
Net loss	(10,153)	(19,387)
Deemed dividend on convertible exchangeable preferred shares	(9,027)	—
Dividend on convertible exchangeable preferred shares	(298)	(200)
Net loss applicable to common shareholders	$(19,478)	$(19,587)
Basic and diluted earnings per common share:
Net loss per share, continuing operations – basic and diluted	$(1.29)	$(0.89)
Net income per share, discontinued operations – basic and diluted	$0.00	$0.00
Net loss per share – basic and diluted	$(1.28)	$(0.89)
Weighted average common shares outstanding	15,158,225	21,955,381

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In $000s)
	Year Ended December 31, 2013	Year Ended December 31, 2014
Net loss from continuing operations	$(10,210)	$(19,406)
Net income from discontinued operations, net of tax	57	19
Net loss	(10,153)	(19,387)
Translation adjustment	(2,908)	8,020
Unrealized foreign exchange gain (loss) on intercompany loans	2,751	(8,391)
Comprehensive loss	$(10,310)	$(19,758)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In $000s, except share amounts)
	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Accumulated Deficit	Total
	No.	Amount	No.	Amount
Balance at December 31, 2012	1,213,142	$1	8,686,484	$9	$280,211	$48	$(270,250)	$10,019
Issue of common stock for cash in an underwritten public offering, net of expenses	—	—	6,833,334	6	19,000	—	—	19,006
Issue of common stock on share purchase agreement	—	—	2,133,401	2	9,124	—	—	9,126
Stock issued to employees in lieu of cash bonus	—	—	31,642	—	181	—	—	181
Preferred stock conversion	(877,869)	(1)	1,684,471	2	9,026	—	(9,027)	—
Stock-based compensation	—	—	—	—	357	—	—	357
Preferred stock dividends	—	—	—	—	(356)	—	—	(356)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	2,751	—	2,751
Translation adjustment	—	—	—	—	—	(2,908)	—	(2,908)
Loss for the year	—	—	—	—	—	—	(10,153)	(10,153)
Balance at December 31, 2013	335,273	$—	19,369,332	$19	$317,543	$(109)	$(289,430)	$28,023
Issue of common stock for cash on registered direct offering, net of expenses	—	—	2,857,143	3	9,286	—	—	9,289
Issue of common stock on share purchase agreement	—	—	950,000	1	3,131	—	—	3,132
Stock-based awards exercised	—	—	22,994	—	(21)	—	—	(21)
Stock-based compensation	—	—	—	—	1,223	—	—	1,223
Preferred stock dividends	—	—	—	—	(200)	—	—	(200)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(8,391)	—	(8,391)
Translation adjustment	—	—	—	—	—	8,020	—	8,020
Loss for the year	—	—	—	—	—	—	(19,387)	(19,387)
Balance at December 31, 2014	335,273	$—	23,199,469	$23	$330,962	$(480)	$(308,817)	$21,688

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $000s)
	Year Ended December 31, 2013	Year Ended December 31, 2014
Operating activities:
Net loss	$(10,153)	$(19,387)
Change in valuation of liabilities at fair value	(1,120)	(20)
Change in valuation of financial instruments associated with stock purchase agreement	98	342
Depreciation	70	174
Gain on sale of patents	(5,500)	—
Stock-based compensation	357	1,223
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,201)	(1,700)
Accounts payable and other current liabilities	(750)	666
Net cash used in operating activities	(18,199)	(18,702)
Investing activities:
Purchase of property, plant and equipment	(208)	(309)
Minimum royalty payments received from termination of ALIGN license agreement	396	384
Proceeds from sale of patents	5,500	—
Net cash provided by investing activities	5,688	75
Financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	27,637	12,421
Proceeds from the exercise of stock options and warrants, net of issuance costs	—	(21)
Payment of preferred stock dividend	(305)	(200)
Net cash provided by financing activities	27,332	12,200
Effect of exchange rate changes on cash and cash equivalents	(87)	(530)
Net decrease in cash and cash equivalents	(14,734)	(6,957)
Cash and cash equivalents, beginning of period	16,412	31,146
Cash and cash equivalents, end of period	$31,146	$24,189
Supplemental cash flow information:
Cash received during the period for:
Interest	12	6
Taxes	970	1,811
Schedule of non-cash transactions:
Issuance of Ordinary shares in lieu of cash bonus	181	—

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.
Organization of the Company

Cyclacel Pharmaceuticals, Inc. (“Cyclacel” or “the Company”), a biopharmaceutical company, is a pioneer in the field of cell cycle biology with a vision to improve patient healthcare with orally available innovative medicines. Cyclacel’s goal is to develop and commercialize small molecule drugs that target the various phases of cell cycle control for the treatment of cancer and other serious diseases, particularly those of high unmet medical need.
Cyclacel’s clinical development priorities are focused on sapacitabine, an orally available, cell cycle modulating nucleoside analog.
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
In Cyclacel’s second development program, the Company is evaluating cyclin dependent kinase, or CDK, inhibitors. CDKs are involved in cancer cell growth, metastatic spread and DNA damage repair. Seliciclib, the Company’s most advanced CDK inhibitor, is an oral, highly selective inhibitor of CDK enzymes. To date, seliciclib has been evaluated in several Phase 1 and 2 studies in various cancers, including NSCLC and nasopharyngeal cancer (“NPC”), and has shown signs of anti-cancer activity. Seliciclib will also be evaluated in an investigator-initiated clinical study to treat rheumatoid arthritis (“RA”) supported by an approximately $1.6 million grant from the United Kingdom’s Medical Research Council.
Cyclacel’s second generation CDK inhibitor, CYC065, is an oral, highly selective inhibitor of CDK enzymes. CYC065 has been shown to have increased anti-proliferative potency and improved pharmaceutical properties compared to seliciclib. Investigational new drug (“IND”) enabling studies with CYC065 have been completed with support from a $1.8 million grant from the Biomedical Catalyst of the United Kingdom government.
In addition to these development programs, in Cyclacel’s polo-like kinase (“PLK”) inhibitor program, the Company has discovered CYC140 and other potent and selective small molecule inhibitors of PLK1, a kinase active during cell division, targeting the mitotic phase of the cell cycle. PLK was discovered by Professor David Glover, the Company’s Chief Scientist. The Company has received a grant award of approximately $3.5 million from the Biomedical Catalyst of the United Kingdom government to complete IND-directed preclinical development of CYC140.
Cyclacel currently retains virtually all marketing rights worldwide to the compounds associated with the Company’s drug programs.
Substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.
Capital Resources
The Company’s existing capital resources are expected to be sufficient beyond the availability of mature data for final analysis of the SEAMLESS Phase 3 trial but not sufficient to complete development of other indications or product candidates or to commercialize any of the Company’s product candidates.

Basis of Presentation
The accompanying consolidated financial statements as of December 31, 2013 and 2014, and for each of the two years in the period ended December 31, 2014, have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The consolidated financial statements include the financial statements of Cyclacel Pharmaceuticals, Inc. and all of the Company’s wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
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
Fair Value of Financial Instruments
Financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, common stock warrants, financial instruments associated with stock purchase agreements and other arrangements. The carrying amounts of cash and cash equivalents, accounts payable, and accrued liabilities approximate their respective fair values due to the nature of the accounts, notably their short maturities. The financial instruments associated with stock purchase agreements and certain other liabilities are measured at fair value using applicable inputs as described in Note 5 — Fair Value.
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
The Company did not sell any fixed assets during the years ended December 31, 2013 or 2014.
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
	Year Ended December 31, 2013	Year Ended December 31, 2014
Stock options	949,685	1,010,298
Restricted Stock Units	119,248	89,016
Convertible preferred stock	20,381	20,381
Common stock warrants	1,591,795	1,341,129
Total shares excluded from calculation	2,618,109	2,460,824

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
Stock-based Compensation
The Company grants stock options, restricted stock units and restricted stock to officers, employees and directors under the Amended and Restated Equity Incentive Plan (“2006 Plan”), which was approved on March 16, 2006, as amended on May 21, 2007, subsequently amended and restated on April 14, 2008 and later amended on May 23, 2012. Under the 2006 Plan, the Company has granted various types of awards, which are described more fully in Note 11 — Stock-Based Compensation Arrangements. The Company accounts for these awards under ASC 718 “Compensation — Stock Compensation” (“ASC 718”).
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
Comprehensive Loss
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
Accounting Standards Adopted in the Period
On January 1, 2014 we adopted guidance issued by the Financial Accounting Standards Board (FASB) relating to the presentation of an unrecognized tax benefit when a net operating loss carryforward (NOL), a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a NOL, a similar tax loss, or a tax credit carryforward, except as follows. To the extent an NOL, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.
On January 1, 2014 we adopted guidance issued by the FASB relating to certain foreign currency matters. This guidance clarifies the parent company’s accounting for the cumulative translation adjustment when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity or of an investment in a foreign entity. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.

On January 1, 2014 we adopted guidance issued by the FASB relating to obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The guidance should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements that exist at the beginning of an entity’s fiscal year of adoption. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.
On June 10, 2014 we adopted guidance issued by the FASB relating to financial reporting for development stage entities. The guidance eliminates certain financial reporting requirements for development stage entities, including the presentation of inception-to-date information about income statement line items, cash flows, and equity transactions, and also eliminates an exception provided to development stage entities for determining whether an entity is a variable interest entity on the basis of the amount of equity that is at risk. The adoption of this guidance has resulted in the elimination of inception-to-date information.
Recent Accounting Pronouncements Not Yet Effective
In February 2015, the FASB issued guidance on consolidation, which changes the analysis an entity must perform to determine whether it should consolidate certain legal entities. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The guidance can be adopted using either a full retrospective or a modified retrospective method of transition. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.
In November 2014, the FASB issued guidance on how current US GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The guidance clarifies that an entity should include all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The guidance can be adopted on prospectively or on a modified retrospective basis. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.
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
In June 2014, the FASB issued guidance on accounting for share based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. This guidance is effective for annual periods, and interim periods within those annual periods, after December 15, 2015. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.
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
4.
Cash and Cash Equivalents

The following is a summary of cash and cash equivalents at December 31, 2013 and 2014 (in $000s):
	December 31,
	2013	2014
Cash	$4,670	$5,870
Investments with original maturity of less than three months at the time of purchase	26,476	18,319
Total cash and cash equivalents	$31,146	$24,189

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

The fair value of the Company’s financial assets and liabilities that are measured on a recurring basis were determined using the following inputs as of December 31, 2014 (in $000s):
	Level 1	Level 2	Level 3	Total
ASSETS
Cash equivalents	$18,319	$—	$—	$18,319
Financial instrument associated with stock purchase agreement	—	51	—	51
Total assets	$18,319	$51	$—	$18,370

The following table reconciles the beginning and ending balances of Level 3 inputs for the year ended December 31, 2014 (in $000s):
Level 3
Balance as of December 31, 2013	20
Change in valuation of Scottish Enterprise agreement	(20)
Balance as of December 31, 2014	—

Financial Instrument Associated with Stock Purchase Agreement
On November 14, 2013, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire”) (the “Purchase Agreement”) under which Aspire purchased 511,509 shares of common stock for an aggregate purchase price of  $2.0 million and committed to purchase up to an additional 3,042,038 shares from time to time as directed by the Company over the next two years at prices derived from the market prices on or near the date of each sale (see Note 10 — Stockholders’ Equity).
The Company has accounted for the right to sell additional shares under the Purchase Agreement based on the guidance of ASC 815 “Derivative Financial Instruments” (“ASC 815”), which requires the instrument to be measured at fair value with changes in fair value reported in earnings each reporting period until the agreement is exhausted or expired. The instrument had a fair value of  $0.5 million at the date of the transaction and a fair value of  $0.4 million and $0.1 million as of December 31, 2013 and December 31, 2014, respectively. The $0.3 million decrease in the fair value of the Purchase Agreement during the year ended December 31, 2014 was recognized as a loss in the consolidated statements of operations. The primary inputs used to determine fair value are the price of the Company’s common stock, the remaining term, and aggregate share purchases on the measurement date.
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
This arrangement was accounted for as a liability under ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”), and is measured at fair value. Changes in fair value are recognized in earnings. Due to the nature of the associated contingency and the likelihood of occurrence, the Company concluded the fair value of this liability was approximately $20,000 at December 31, 2013. The most significant inputs in estimating the fair value of this liability were the probabilities that staffing levels would fall below the prescribed minimum and that the Company would be unable or unwilling to replace such employees within the prescribed time period. At December 31, 2013, the Company used a scenario analysis model to arrive at the fair value of the Scottish Enterprise Agreement and assumed a 30% probability of falling below a minimum staffing level and a 1% probability that the occurrence of such an event would not be cured within the prescribed time period. At December 31, 2014, the Company had no further liability under the agreement and the fair value of the liability was $0. Changes in the value of this liability have been recorded in the consolidated statement of operations.
6.
Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets at December 31, 2013 and 2014 (in $000s):
	December 31,
	2013	2014
Research and development tax credit receivable	$1,744	$3,017
Prepayments	427	902
Grant receivable	357	134
Sales tax receivable	209	309
Deposits	132	132
Other current assets	519	146
	$3,388	$4,640

7.
Property, Plant, and Equipment

Property, plant and equipment consisted of the following (in $000s):
	Useful lives in years from date of acquisition	December 31,
		2013	2014
Leasehold improvements	5 to 15 years	$922	$914
Research and laboratory equipment	3 to 5 years	5,668	5,881
Office equipment and furniture	3 to 5 years	1,338	1,302
		7,928	8,097
Less: accumulated depreciation and amortization		(7,653)	(7,710)
		$275	$387

The depreciation and amortization of property, plant and equipment amounted to $0.2 million for each of the years ended December 31, 2013 and 2014.
8.
Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in $000s):
	December 31,
	2013	2014
Accrued research and development	$3,421	$4,161
Accrued legal and professional fees	265	303
Other current liabilities	745	162
	$4,431	$4,626

9.
Commitments and Contingencies

General
Please refer to Note 3 — Significant Contracts for further discussion of certain of the Company’s commitments and contingencies.
Leases
The following is a summary of the Company’s contractual obligations and commitments relating to its facilities leases as at December 31, 2014 (in $000s):
Operating Lease Obligations
2015	$560
2016	560
2017	432
2018	405
2019	397
Thereafter	2,304
Total	$4,658

Rent expense, which includes lease payments related to the Company’s research and development facilities and corporate headquarters and other rent related expenses was $0.8 million and $0.5 million for each of the years ended December 31, 2013 and 2014, respectively.

In October 2000, the Company entered into a twenty-five year lease for its research and development facility in Dundee, Scotland. In November 2013, the Company entered into a one year commitment to sublease the aforementioned research and development facility in Dundee, Scotland and recognized approximately $23,000 and $0.1 million in sublease income for the years ended December 31, 2013 and 2014, respectively. In May 2011, the Company extended its lease for office space at its headquarters in Berkeley Heights, New Jersey, through February 2017.
Preferred Dividends
The Company’s Board of Directors considers numerous factors in determining whether to declare the quarterly dividend pursuant to the certificate of designations governing the terms of the Company’s outstanding 6% Convertible Exchangeable (“Preferred Stock”), including the requisite financial analysis and determination of a surplus. Accrued and unpaid dividends in arrears on preferred stock were $0.6 million, or $1.90 per share, of preferred stock, as of December 31, 2013 and 2014.
10.
Stockholders’ Equity

Preferred Stock
As of December 31, 2014, there were 335,273 shares of Preferred Stock issued and outstanding at an issue price of  $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board of Directors and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of  $10.00 per share, plus accrued and unpaid dividends.
The Preferred Stock is convertible at the option of the holder at any time into the Company’s shares of common stock at a conversion rate of approximately 0.06079 shares of common stock for each share of Preferred Stock based on a price of  $164.50. The Company has reserved 20,381 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at December 31, 2014. The shares of previously-converted Preferred Stock have been retired, cancelled and restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors as shares of Preferred Stock of one or more series.
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
The Company may, at its option, redeem the Preferred Stock in whole or in part, out of funds legally available at the redemption price of  $10.00 per share.
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

Conversion of Convertible Preferred Stock
During 2013, Cyclacel entered into agreements to exchange the Company’s Preferred Stock into shares of common stock. There were no exchanges of the Company’s Preferred Stock into shares of common stock during the year ended December 31, 2014. The table below provides details of the aggregate activities in 2013:
Year Ended December 31, 2013
Preferred shares exchanged	877,869
Shares of common stock issued:
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
Common Stock
April 2014 Underwriting Agreement
On April 3, 2014, the Company entered into an underwriting agreement relating to the public offering and sale of 2,857,143 shares of the Company’s common stock, par value $0.001 per share, at a price to the public of  $3.50 per share, for proceeds, net of certain fees and expenses, of approximately $9.3 million.
November 2013 Stock Purchase Agreement
On November 14, 2013, the Company entered into a common stock Purchase Agreement with Aspire (the “Purchase Agreement”). Upon execution of the Purchase Agreement, Aspire purchased 511,509 shares of common stock for an aggregate purchase price of  $2.0 million. Under the terms of the Purchase Agreement, Aspire has committed to purchase up to an additional 3,042,038 shares from time to time as directed by the Company or, in certain instances, as agreed to by both parties, over the next two years at prices derived from the market prices on or near the date of each sale. However, such commitment is limited to an additional $18.0 million of share purchases. In consideration for entering into the Purchase Agreement, concurrent with the execution of the Purchase Agreement, the Company issued 166,105 shares of the Company’s common stock to Aspire in lieu of a commitment fee. The fair value of these shares has been recorded as a component of other assets and will continue to be remeasured each reporting period, until the agreement is exhausted or expired, with gains or losses reported in the consolidated statements of operations. During the year ended December 31, 2014, the Company sold 950,000 shares to Aspire under the Purchase Agreement for proceeds of  $3.1 million.
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
The following table summarizes information about warrants outstanding at December 31, 2014:
Issued in Connection With	Expiration Date	Common Shares Issuable	Weighted Average Exercise Price
January 2010 stock issuance	2015	101,785	$22.82
January 2010 stock issuance	2015	100,714	$19.95
October 2010 stock issuance	2015	594,513	$13.44
July 2011 stock issuance	2016	544,117	$9.52
Total		1,341,129	$13.05

There were no exercises of warrants during the years ended December 31, 2013 and 2014. Warrants for 151,773 shares of common stock, issued in connection with the February 2007 stock issuance and warrants for 98,893 shares of common stock, issued in connection with the July 2009 Series II stock issuance, expired during the year ended December 31, 2014.
Exercise of Stock Options
No stock options were exercised during the years ended December 31, 2013 and 2014.
11.
Stock-Based Compensation Arrangements

ASC 718 requires compensation expense associated with share-based awards to be recognized over the requisite service period, which for the Company is the period between the grant date and the date the award vests or becomes exercisable. Most of the awards granted by the Company (and still outstanding), vest ratably over four years.
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
Stock based compensation has been reported within expense line items on the consolidated statement of operations for 2013 and 2014 as shown in the following table (in $000s):
	Year Ended December 31, 2013	Year Ended December 31, 2014
Research and development	$75	$392
General and administrative	282	831
Stock-based compensation costs before income taxes	$357	$1,223

2006 Plan
On March 16, 2006, the 2006 Plan was adopted, under which Cyclacel may make equity incentive grants to its officers, employees, directors and consultants. Stock option awards granted under the 2006 Plan have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.
During 2014, the Company granted approximately 63,000 options to employees and directors with a grant date fair value of approximately $0.2 million, of which approximately $0.1 million has been recorded as compensation cost for the year ended December 31, 2014. During 2013, the Company granted approximately 494,663 options to employees and directors with a grant date fair value of approximately $1.6 million, of which approximately $0.4 million has been recorded as compensation cost in the consolidated statement of operations for the year ended December 31, 2013. The weighted average grant-date fair values of options granted during the year ended December 31, 2013 and 2014 were $3.25 and $2.48, respectively.

As of December 31, 2014, the total remaining unrecognized compensation cost related to the non-vested stock options amounted to approximately $0.9 million, which will be amortized over the weighted-average remaining requisite service period of 1.89 years.
During the years ended December 31, 2013 and 2014, the Company did not settle any equity instruments with cash.
There were no stock option exercises during the years ended 2013 and 2014. No income tax benefits were recorded for the years ended December 2013 and 2014 because ASC 718 prohibits recognition of tax benefits for exercised stock options until such benefits are realized. The Company was not able to benefit from the deduction for exercised stock options for the years ended December 31, 2013 and 2014 because the Company incurred tax losses in each of those years.
Outstanding Options
A summary of the share option activity and related information is as follows:
	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000s)
Options outstanding at December 31, 2012	463,023	$26.61	5.58	$347
Granted	494,663	$4.22
Exercised	—
Cancelled/forfeited	(8,001)	$18.55
Options outstanding at December 31, 2013	949,685	$15.02	7.38	$152
Granted	63,000	$3.11
Exercised	—
Cancelled/forfeited	(2,387)	$31.08
Options outstanding at December 31, 2014	1,010,298	$14.24	6.58	$—
Unvested at December 31, 2014	402,900	$4.07	8.95	$—
Vested and exercisable at December 31, 2014	607,395	$20.99	5.00	$—

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718 using the following assumptions:
	Year ended December 31, 2013	Year ended December 31, 2014
Expected term (years)	5 − 6	6
Risk free interest rate	0.84% − 1.865%	1.835% − 2.005%
Volatility	97 − 108%	101%
Expected dividend yield over expected term	0.00%	0.00%
Resulting weighted average grant date fair value	$3.25	$2.48
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
Estimates of pre-vesting option forfeitures are based on the Company’s experience. Currently the Company uses a forfeiture rate of 0 – 30% depending on when and to whom the options are granted. The Company adjusts its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment in the period of change and may impact the amount of compensation expense to be recognized in future periods.
The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. During the years ended December 31, 2013 and 2014, the Company recognized an expense of approximately $40,000 and $0.5 million, respectively, as a result of revised forfeiture rates.
The weighted average risk-free interest rate represents interest rate for treasury constant maturities published by the Federal Reserve Board. If the term of available treasury constant maturity instruments is not equal to the expected term of an employee option, Cyclacel uses the weighted average of the two Federal Reserve securities closest to the expected term of the employee option.
Restricted Stock Units
The Company issued 85,097 restricted stock units to employees during the year ended December 31, 2013, the vesting of which is dependent upon the fulfillment of certain clinical and financial conditions. The Company determined that the satisfaction of the clinical and financial conditions was probable at December 31, 2014 and, as a result, recorded an expense of  $0.5 million related to 80,969 restricted stock units, net of forfeitures, for the year ended December 31, 2014. The restricted stock units were valued based on the fair value at the date of grant, which is equivalent to the market price of a share of the Company’s common stock. The expense was recognized entirely in the fourth quarter of 2014 as the awards both became probable of vesting, and actually vested, in that quarter. Summarized information for restricted stock units activity for the years ended December 31, 2013 and 2014 is as follows:
	Restricted Stock Units	Weighted Average Grant Date Value Per Share
Non-vested at December 31, 2012	39,377	$5.34
Granted	85,097	$5.71
Forfeited	(5,226)	$5.00
Non-vested at December 31, 2013	119,248	$5.62
Granted	—	$—
Vested	(29,999)	$5.81
Forfeited	(233)	$5.39
Non-vested at December 31, 2014	89,016	$5.56

12.
Employee Benefit Plans

Pension Plan
The Company operates a defined contribution group personal pension plan for all of its UK based employees. Company contributions to the plan totaled approximately $0.1 million and $28,000 for the years ended December 31, 2013 and 2014, respectively.
401(k) Plan
The 401(k) Plan provides for matching contributions by the Company in an amount equal to the lesser of 100% of the employee’s deferral or 6% of the U.S. employee’s qualifying compensation. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to the employees until withdrawn. Company matching contributions are tax deductible by the Company when made. Company employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit of  $17,500 if under 50 years old and $23,000 if over 50 years old in 2012 and to have those funds contributed to the 401(k) Plan. The Company made contributions of approximately $0.1 million and $14,000 to the 401(k) Plan for the years ended December 31, 2013 and 2014, respectively.

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
Product revenue, cost of goods sold and selling, general and administrative costs related to the promotion and sale of the ALIGN products have been reclassified from operating results from continuing operations to income from discontinued operations in the consolidated statement of operations for all periods presented as follows (in $000s):
	Year ended December 31, 2013	Year ended December 31, 2014
Interest income	$91	$29
Income tax on discontinued operations	(34)	(10)
Net income from discontinued operations, net of tax	$57	$19

The assets and liabilities associated with product promotion and sales have been classified within assets and liabilities of discontinued operations in the accompanying consolidated balance sheets (in $000s):
	December 31, 2013	December 31, 2014
Current assets of discontinued operations:
Short term portion of minimum royalty arrangement receivable, net	$379	$96
Returns indemnification receivable	260	75
Total current assets of discontinued operations	639	171
Long-term assets of discontinued operations:
Long-term portion of minimum royalty arrangement receivable, net	72	—
Total assets of discontinued operations	$711	$171

Current liabilities of discontinued operations:
Returns provision	$260	$75
Total current liabilities of discontinued operations	$260	$75

14.
Taxes

(Loss) income from continuing operations before taxes is comprised of the following components for the years ended December 31, 2013 and 2014 (in $000s):
	Year Ended December 31, 2013	Year Ended December 31, 2014
Domestic	$1,132	$(2,898)
Foreign	(13,012)	(19,751)
Loss from continuing operations before taxes	$(11,880)	$(22,649)

The benefit (provision) for income taxes from continuing operations consists of the following (in $000s):
	Year Ended December 31, 2013	Year Ended December 31, 2014
Current – domestic	$(25)	$34
Current – foreign	1,695	3,209
Current – total	1,670	3,243
Deferred – domestic	—	—
Income tax benefit	$1,670	$3,243

The Company has incurred a taxable loss in each of the operating periods since incorporation. The income tax credits of  $1.7 million and $3.2 million for the years ended December 31, 2013 and 2014, respectively, represent UK research and development (“R&D”) tax credits for expenditures in the United Kingdom that are refundable.
A reconciliation of the (benefit) provision for income taxes from continuing operations with the amount computed by applying the statutory federal tax rate to loss from continuing operations before income taxes is as follows (in $000s):
	Year Ended December 31, 2013	Year Ended December 31, 2014
Loss from continuing operations before taxes	$(11,880)	$(22,649)
Income tax expense computed at statutory federal tax rate	(4,039)	(7,701)
Disallowed expenses and non-taxable income	62	406
Loss surrendered to generate R&D credit	4,833	7,294
Additional research and development tax relief	(4,418)	(7,262)
Change in valuation allowance	6,302	(4,963)
Research and development credit – prior years	(4,530)	—
Foreign items, including change in tax rates, and other	120	3,555
Other foreign items	—	5,428
	$(1,670)	$(3,243)

Significant components of the Company’s deferred tax assets are shown below (in $000s):
	December 31,
	2013	2014
Net operating loss carryforwards	$46,144	$45,060
Depreciation, amortization and impairment of property and equipment	67	81
Stock options	1,651	1,815
Accrued expenses	3,373	179
Research and development credits	4,530	4,332
Other	82	78
Translation adjustment	660	—
Deferred tax assets	56,507	51,545
Valuation allowance for deferred tax assets	(56,507)	(51,545)
Net deferred taxes	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes.

A valuation allowance has been established, as realization of such assets is uncertain. The Company’s management evaluated the positive and negative evidence bearing upon the realizability of its deferred assets, and has determined that, at present, the Company may not be able to recognize the benefits of the deferred tax assets under the more likely than not criteria. Accordingly, a valuation allowance of approximately $51.5 million has been established at December 31, 2014. The valuation allowance decreased by approximately $5.0 million in 2014.
In certain circumstances, as specified in the Tax Reform Act of 1986, due to ownership changes, the Company’s ability to utilize its NOL carryforwards may be limited. The benefit of deductions from the exercise of stock options is included in the net operating loss (“NOL”) carryforwards. The benefit from these deductions will be recorded as a credit to additional paid-in capital if and when realized through a reduction of cash taxes. As of December 31, 2013 and 2014, the Company had federal NOLs of  $22.1 million and $23.9 million and foreign NOLs of  $162.4 million and $173.0 million, respectively. The Company’s federal NOLs will start to expire in 2026, and the state NOLs totaling $10.4 million will start expiring in 2023. The Company’s foreign NOL’s do not expire under UK tax law.
Utilization of the NOLs may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company completed a Section 382 study as of June 30, 2014 noting there was no ownership change since the Company’s formation. Management has evaluated all significant tax positions at December 31, 2013 and 2014 and concluded that there are no material uncertain tax positions. The Company would recognize both interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception.
Tax years 2011, 2012 and 2013 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United Kingdom and the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the United Kingdom’s H.M. Revenue & Customs, the Internal Revenue Service (“IRS”) or state tax authorities. The Company is currently not under examination by the IRS or any other jurisdictions for any tax years.
We have not provided a deferred tax liability on the cumulative amount of unremitted foreign earnings of international subsidiaries because it is our intent to permanently reinvest such earnings outside of the United States. We would recognize this deferred tax liability if we were to experience a change in circumstances producing a change in that intention. The United States foreign tax credits which would arise upon such a distribution have also not been recognized.

15.
Geographic Information

Geographic information for the years ended December 31, 2013 and 2014 is as follows (in $000s):
	Year Ended December 31, 2013	Year Ended December 31, 2014
Revenue
United Kingdom	$1,084	$1,734
Total Revenue	1,084	1,734
Net loss
United States:
Continuing operations	1,114	(3,844)
Discontinued operations	57	19
Total United States	1,171	(3,825)
United Kingdom	(11,324)	(17,296)
Total Net Loss	$(10,153)	$19,387)

	December 31,
	2013	2014
Total Assets
United States:
Continuing operations	$27,837	$18,923
Discontinued operations	711	171
Total United States	28,548	19,094
United Kingdom	6,972	10,293
Total Assets	35,520	29,387
Long Lived Assets, net
United States:
Continuing operations	5	6
Discontinued operations	—	—
Total United States	5	6
United Kingdom	270	381
Total Long Lived Assets, net	$275	$387

16.
Subsequent Events

Public Offering of Common Stock
On March 9, 2015, the Company completed a public offering of 10,000,000 shares of its common stock at a price to the public of  $1.00 per share for proceeds, net of certain fees and expenses, of approximately $9.2 million.
Preferred Stock Dividend
On February 18, 2015, the Company’s Board of Directors declared a quarterly cash dividend in the amount of  $0.15 per share on the Company’s Preferred Stock with respect to the first quarter of 2015. The Company is expected to pay the dividend on May 1, 2015 to holders of record of the Preferred Stock as of the close of business on April 17, 2015.
The Board considered numerous factors in determining whether to declare the quarterly dividend, including the requisite financial analysis and determination of a surplus. While the Board will analyze the advisability of the declaration of dividends in future quarters, there is no assurance that future quarterly dividends will be declared.

Deficiency and Compliance Notices from The NASDAQ Stock Market
On February 2, 2015, the Company received a written notification from The NASDAQ Stock Market LLC indicating that the Company was not in compliance with NASDAQ Listing Rule 5450(a)(1) because the minimum bid price of its shares of common stock was below $1.00 per share for the previous 30 consecutive business days. Pursuant to the NASDAQ Listing Rule 5810(c)(3)(A), the Company has been granted a 180-calendar day compliance period, or until August 3, 2015, to regain compliance with the minimum bid price requirement. During the compliance period, the Company’s shares of common stock will continue to be listed and traded on The NASDAQ Global Market. To regain compliance, the closing bid price of the Company’s shares of common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180-day grace period. If the Company is not in compliance by August 3, 2015, the Company may be afforded a second 180-calendar day grace period if the Company transfers the listing of our shares of common stock to The NASDAQ Capital Market. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, except for the minimum bid price. In addition, the Company would be required to notify NASDAQ of its intent to cure the minimum bid price deficiency by effecting a reverse stock split, if necessary.
If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by NASDAQ, NASDAQ will provide notice that the Company’s shares of common stock will be subject to delisting. The Company would then be entitled to appeal NASDAQ’s determination to a NASDAQ Hearings Panel and request a hearing.
The Company intends to consider available options to resolve the noncompliance with the minimum bid price requirement. No determination regarding the Company’s response has been made at this time. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other NASDAQ listing criteria.
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.
Controls and Procedures

(a) Disclosure Controls:
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2014.
Pursuant to this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the end of the period covered by this report, our disclosure controls and procedures were effective.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.
Based on this assessment, management determined that, as of December 31, 2014, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
(c) Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.
Other information

Not applicable.

PART III
Item 10.
Directors, Executive Officers and Corporate Governance

The information required by item 10 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2014 fiscal year pursuant to Regulation 14A for its 2014 Annual Meeting of Stockholders.
Item 11.
Executive Compensation

The information required by item 11 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2014 fiscal year pursuant to Regulation 14A for its 2014 Annual Meeting of Stockholders.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by item 12 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2014 fiscal year pursuant to Regulation 14A for its 2014 Annual Meeting of Stockholders.
Item 13.
Certain Relationships and Related Transactions, and Director Independence

The information required by item 13 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2014 fiscal year pursuant to Regulation 14A for its 2014 Annual Meeting of Stockholders.
Item 14.
Principal Accountant Fees and Services

The information required by item 14 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2014 fiscal year pursuant to Regulation 14A for its 2014 Annual Meeting of Stockholders.

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

(3)
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

(b)
Exhibits:

EXHIBIT NUMBER	DESCRIPTION
1.1	Placement Agent Agreement, dated July 23, 2009, by and between the Company and Lazard Capital Markets LLC (previously filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on July 24, 2009, and incorporated herein by reference).
1.2	Placement Agent Agreement, dated January 11, 2010, by and between the Company and ROTH Capital Partners, LLC (previously filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 11, 2010, and incorporated herein by reference).
1.3	Placement Agent Agreement, dated January 21, 2010, by and between the Company and ROTH Capital Partners, LLC (previously filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 21, 2010, and incorporated herein by reference).
1.4	Underwriting Agreement, dated as of June 30, 2011, by and among the Company, Leerink Swan LLC and Lazard Capital Markets LLC (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on July 1, 2011, and incorporated herein by this reference).
1.5	Underwriting Agreement, dated May 16, 2013, by and between the Company and JMP Securities LLC (previously filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 16, 2013, and incorporated herein by reference).
1.6	Engagement Letter, dated March 3, 2015, by and between Cyclacel Pharmaceuticals, Inc. and H.C. Wainwright & Co., LLC (previously filed Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on March 4, 2015, and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of Cyclacel Pharmaceuticals, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on April 1, 2103, and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Cyclacel Pharmaceuticals, Inc. (Previously filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, File No. 000-50626, originally filed with the SEC on March 31, 2011 and incorporated herein by reference).
3.3	Preferred Stock Certificate of Designations (previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on November 5, 2004, and incorporated herein by reference).
4.1	Specimen of Common Stock Certificate (previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, File No. 333-109653, originally filed with the SEC on October 10, 2003, as subsequently amended, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION
4.2	Specimen of Preferred Stock Certificate of Designation (previously filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-1, File No. 333-119585, originally filed with the SEC on October 7, 2004, as subsequently amended, and incorporated herein by reference).
4.3	Form of Warrant to purchase shares of Cyclacel Pharmaceuticals, Inc. Common Stock (previously filed as Exhibit 4.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on October 5, 2010, and incorporated herein by reference).
4.4	Form of Series I Warrant to purchase shares of Cyclacel Pharmaceuticals, Inc. Common Stock (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on July 24, 2009, and incorporated herein by reference).
4.5	Form of Series II Warrant to purchase shares of Cyclacel Pharmaceuticals, Inc. Common Stock (previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on July 24, 2009, and incorporated herein by reference).
4.6	Form of Warrant to purchase shares of Cyclacel Pharmaceuticals, Inc. Common Stock (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 11, 2010, and incorporated herein by reference).
4.7	Form of Warrant to purchase shares of Cyclacel Pharmaceuticals, Inc. Common Stock (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 21, 2010, and incorporated herein by reference).
4.8	Form of Warrant to purchase shares of Cyclacel Pharmaceuticals, Inc. Common Stock (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on July 1, 2011, and incorporated herein by reference).
4.9	Registration Rights Agreement, dated as of December 14, 2012, by and between the Company and Aspire Capital Fund, LLC (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 17, 2012, and incorporated herein by reference).
4.10	Registration Rights Agreement, dated November 14, 2013, by and between the Company and Aspire Capital Fund, LLC (previously filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed with the SEC on November 14, 2013, and incorporated herein by reference).
10.1	Stock Purchase Agreement, dated December 15, 2005, between Xcyte Therapies, Inc., and Cyclacel Group plc (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 20, 2005, and incorporated herein by reference).
10.2	Amendment No. 1 to the Stock Purchase Agreement, dated January 13, 2006, between Xcyte Therapies Inc., and Cyclacel Group plc (previously filed as exhibit 2.1 to the Registrant’s current report on Form 8-K filed with the Commission on January 19, 2006, and incorporated herein by reference).
10.3†	Amended and Restated Equity Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 24, 2012, and incorporated herein by reference).
10.4†	Employment Agreement by and between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis, dated as of January 1, 2014 (previously filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 24, 2014, and incorporated by reference).
10.5†	Employment Agreement by and between Cyclacel Pharmaceuticals, Inc. and Paul McBarron, dated as of January 1, 2014 (previously filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 24, 2014, and incorporated by reference).

EXHIBIT NUMBER	DESCRIPTION
10.6†	Form of Change in Control Agreement by and between Cyclacel Pharmaceuticals, Inc. and Dr. Judy Chiao, dated as of December 10, 2010 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 14, 2010, and incorporated herein by reference).
10.7	Form of Subscription Agreement between the Company and certain investors (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on July 24, 2009, and incorporated herein by reference).
10.8	Form of Subscription Agreement between the Company and certain investors (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 11, 2010, and incorporated herein by reference).
10.9	Form of Subscription Agreement between the Company and certain investors (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 21, 2010, and incorporated herein by reference).
10.10	Purchase Agreement, dated as of October 4, 2010, by and between Cyclacel Pharmaceuticals, Inc. and each Investor named therein (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on October 5, 2010, and incorporated herein by reference).
10.11	Form of Registration Rights Agreement by and among the Company and the Investors named therein (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on October 5, 2010, and incorporated herein by reference).
10.12	Agreement between the Company and Scottish Enterprise dated March 27, 2006 (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2009, originally filed with the SEC on August 13, 2009, and incorporated herein by reference).
10.13	Addendum to Agreement between the Company and Scottish Enterprise dated June 22, 2009 (previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2009, originally filed with the SEC on August 13, 2009, and incorporated herein by reference).
10.14#	License Agreement by and between Sankyo Co., Ltd. and Cyclacel Limited, dated September 10, 2003, and letter amendments dated April 1, 2004 and April 28, 2004 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2011, originally filed with the SEC on August 12, 2011, and incorporated herein by reference).
10.15#	Amendment No. 4 to License Agreement between Daiichi Sankyo Company, Limited and Cyclacel Limited, dated July 11, 2011(previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2011, originally filed with the SEC on August 12, 2011, and incorporated herein by reference).
10.16#	Purchase Agreement, dated as of March 22, 2012, by and among the Company and the investors signatory thereto (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2012, originally filed with the SEC on May 15, 2012, and incorporated herein by reference).
10.17	Securities Exchange Agreement, dated December 31, 2012, by and between the Company and Tang Capital Partners, LP. (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed with the SEC on May 13, 2013, and incorporated herein by reference).
10.18	Securities Exchange Agreement, dated March 27, 2013, by and between the Company and Tang Capital Partners, LP. (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, originally filed with the SEC on May 13, 2013, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION
10.19	Common Stock Purchase Agreement, dated November 14, 2013, by and between the Company and Aspire Capital Fund, LLC (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed with the SEC on November 14, 2013, and incorporated herein by reference).
10.20	Form of Securities Purchase Agreement, by and between the Registrant (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on March 4, 2015, and incorporated herein by reference).
21	Subsidiaries of Cyclacel Pharmaceuticals, Inc. (previously filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 26, 2014, and incorporated herein by reference).
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Spiro Rombotis, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Paul McBarron, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Spiro Rombotis, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2**	Certification of Paul McBarron, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
101	The following materials from Cyclacel Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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
CYCLACEL PHARMACEUTICALS, INC.
Date: March 31, 2015	By:	/s/ Paul McBarron Paul McBarron Chief Operating Officer, Chief Financial Officer & Executive Vice President, Finance (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Spiro Rombotis Spiro Rombotis	President & Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2015
/s/ Paul McBarron Paul McBarron	Chief Operating Officer, Chief Financial Officer & Executive Vice President, Finance (Principal Financial and Accounting Officer) and Director	March 31, 2015
/s/ Dr. David U’Prichard Dr. David U’Prichard	Chairman	March 31, 2015
/s/ Dr. Christopher Henney Dr. Christopher Henney	Vice Chairman	March 31, 2015
/s/ Dr. Nicholas Bacopoulos Dr. Nicholas Bacopoulos	Director	March 31, 2015
/s/ Sir John Banham Sir John Banham	Director	March 31, 2015
/s/ Samuel L. Barker Samuel L. Barker	Director	March 31, 2015
/s/ Gregory Hradsky Gregory Hradsky	Director	March 31, 2015
/s/ Lloyd Sems Lloyd Sems	Director	March 31, 2015