Form 10-Q
period 2015-03-31
Cyclacel Pharmaceuticals, Inc.
filed 2015-05-12
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 11, 2015 there were 34,388,485 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

	December 31,	March 31,
	2014	2015
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,189	$29,363
Prepaid expenses and other current assets	4,640	5,514
Current assets of discontinued operations	171	147
Total current assets	29,000	35,024
Property, plant and equipment (net)	387	333
Total assets	$29,387	$35,357
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,792	$4,007
Accrued and other current liabilities	4,626	4,054
Current liabilities of discontinued operations	75	75
Total current liabilities	7,493	8,136
Other liabilities	206	192
Total liabilities	7,699	8,328
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2014 and March 31, 2015; 335,273 shares issued and outstanding at December 31, 2014 and March 31, 2015. Aggregate preference in liquidation of $3,989,749 at December 31, 2014 and March 31, 2015	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2014 and March 31, 2015; 23,199,469 and 34,388,485 shares issued and outstanding at December 31, 2014 and March 31, 2015, respectively	23	34
Additional paid-in capital	330,962	341,415
Accumulated other comprehensive loss	(480)	(691)
Accumulated deficit	(308,817)	(313,729)
Total stockholders’ equity	21,688	27,029
Total liabilities and stockholders’ equity	$29,387	$35,357

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2015
Revenues:
Grant revenue	$396	$512
Total revenues	396	512
Operating expenses:
Research and development	4,344	4,342
General and administrative	1,462	1,468
Total operating expenses	5,806	5,810
Operating loss	(5,410)	(5,298)
Other income (expense):
Change in valuation of financial instruments associated with stock purchase agreement	(47)	(20)
Foreign exchange gains (losses)	10	(378)
Interest income	1	1
Other income, net	—	20
Total other (expense), net	(36)	(377)
Loss from continuing operations before taxes	(5,446)	(5,675)
Income tax benefit	569	763
Net loss from continuing operations	(4,877)	(4,912)
Discontinued operations:
Income from discontinued operations	13	—
Income tax on discontinued operations	(5)	—
Net income from discontinued operations	8	—
Net loss	(4,869)	(4,912)
Dividend on convertible exchangeable preferred shares	(50)	(50)
Net loss applicable to common shareholders	$(4,919)	$(4,962)
Basic and diluted earnings per common share:
Net loss per share, continuing operations – basic and diluted	$(0.25)	$(0.19)
Net income per share, discontinued operations – basic and diluted	$0.00	$0.00
Net loss per share – basic and diluted	$(0.25)	$(0.19)
Weighted average common shares outstanding	19,530,322	26,067,078

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended March 31,
	2014	2015
Net loss from continuing operations	$(4,877)	$(4,912)
Net income from discontinued operations, net of tax	8	—
Net loss	(4,869)	(4,912)
Translation adjustment	(959)	6,264
Unrealized foreign exchange gain (loss) on intercompany loans	967	(6,475)
Comprehensive loss	$(4,861)	$(5,123)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Three Months Ended March 31,
	2014	2015
Operating activities:
Net loss	$(4,869)	$(4,912)
Change in valuation of financial instruments associated with stock purchase agreement	47	20
Depreciation	23	52
Stock-based compensation	187	164
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,360)	(1,111)
Accounts payable and other current liabilities	1,246	887
Net cash used in operating activities	(4,726)	(4,900)
Investing activities:
Purchase of property, plant and equipment	(31)	(14)
Minimum royalty payments received from termination of ALIGN license agreement	96	23
Net cash provided by investing activities	65	9
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,676	10,433
Payment of preferred stock dividend	(50)	(50)
Net cash provided by financing activities	1,626	10,383
Effect of exchange rate changes on cash and cash equivalents	43	(318)
Net (decrease) increase in cash and cash equivalents	(2,992)	5,174
Cash and cash equivalents, beginning of period	31,146	24,189
Cash and cash equivalents, end of period	$28,154	$29,363
Supplemental cash flow information:
Cash received during the period for:
Interest	1	1
Cash paid during the period for:
Taxes	25	—

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Sapacitabine is being evaluated in the SEAMLESS Phase 3 study, which completed enrollment in December 2014 and is being conducted under a Special Protocol Assessment (“SPA”) agreement with the US Food and Drug Administration (“FDA”) for the front-line treatment of acute myeloid leukemia (“AML”) in the elderly and in other indications including myelodysplastic syndromes (“MDS”). Sapacitabine is also being evaluated in a Phase 1 study in combination with seliciclib, the Company’s second clinical candidate, in solid tumor patients including patients who are gBRCA carriers with Homologous Recombination (“HR”) repair-deficient breast, ovarian and pancreatic cancers. The FDA and the European Medicines Agency (“EMA”) have designated sapacitabine as an orphan drug for the treatment of both AML and MDS.

In Cyclacel’s second development program, the Company is evaluating cyclin dependent kinase, or CDK, inhibitors. CDKs are involved in cancer cell growth, metastatic spread and DNA damage repair. Seliciclib, the Company’s most advanced CDK inhibitor, is an oral, highly selective inhibitor of CDK enzymes. To date, seliciclib has been evaluated in over 450 patients with various cancers, including non-small cell lung cancer (“NSCLC”) and nasopharyngeal cancer (“NPC”), and has shown signs of anticancer activity. Cyclacel’s second generation CDK inhibitor, CYC065, is a highly selective CDK 2/9 inhibitor with potential utility in both hematological malignancies and solid tumors. CYC065 has been shown to have increased anti-proliferative potency and improved pharmaceutical properties compared to seliciclib. Investigational new drug (“IND”) enabling studies with CYC065 have been completed with support from a $1.8 million grant from the Biomedical Catalyst of the United Kingdom government.

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

Basis of Presentation

The consolidated balance sheet as of March 31, 2015, the consolidated statements of operations, comprehensive loss, and cash flows for the three months ended March 31, 2014 and 2015 and all related disclosures contained in the accompanying notes are unaudited. The consolidated balance sheet as of December 31, 2014 is derived from the audited consolidated financial statements included in the 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of March 31, 2015, and the results of operations, comprehensive loss and cash flows for the three months ended March 31, 2015, have been made. The interim results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, common stock warrants, financial instruments associated with stock purchase agreements and other arrangements. The carrying amounts of cash and cash equivalents, accounts payable, and accrued liabilities approximate their respective fair values due to the nature of the accounts, notably their short maturities. The financial instruments associated with stock purchase agreements are measured at fair value using applicable inputs as described in Note 3 — Fair Value.

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

Stock-based Compensation

The Company grants stock options, restricted stock units and restricted stock to officers, employees and directors under the Amended and Restated Equity Incentive Plan (“2006 Plan”), which was approved on March 16, 2006, as amended on May 21, 2007, subsequently amended and restated on April 14, 2008 and later amended on May 23, 2012. Under the 2006 Plan, the Company has granted various types of awards, which are described more fully in Note 6 — Stock-Based Compensation Arrangements. The Company accounts for these awards under ASC 718 “Compensation — Stock Compensation” (“ASC 718”).

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

The following potentially dilutive shares of common stock have not been included in the computation of diluted net loss per share for the three months ended March 31, 2014 and 2015 as the result would be anti-dilutive:

	March 31, 2014	March 31, 2015
Stock options	947,602	1,231,954
Restricted Stock and Restricted Stock Units	119,248	—
Convertible preferred stock	20,381	20,381
Common stock warrants	1,440,022	1,138,630
Total shares excluded from calculation	2,527,253	2,390,965

Comprehensive Income (Loss)

In accordance with ASC 220 “Comprehensive Income” (“ASC 220”), all components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income (loss).

Recent Events

On February 18, 2015, the Board of Directors (the “Board”) of the Company declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”). The cash dividend was paid on May 1, 2015 to the holders of record of the Preferred Stock as of the close of business on April 17, 2015.

Accounting Standards Adopted in the Period

On January 1, 2015 the Company early adopted guidance issued by the Financial Accounting Standards Board (“FASB”) eliminating the concept of extraordinary items. This guidance has been adopted on a prospective basis and the adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.

On January 1, 2015 the Company adopted guidance issued by the FASB which changes the criteria for reporting discontinued operations and enhances disclosure in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. This guidance has been adopted prospectively to all disposals (or classifications as held for sale) of components of an entity occurring after January 1, 2015 and all businesses or nonprofit activities that, on acquisition, are classified as held for sale, that occur after January 1, 2015. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Effective

In February 2015 the FASB issued guidance on the consolidation, which changes the analysis an entity must perform to determine whether it should consolidate certain legal entities. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The guidance can be adopted using either a full retrospective or a modified retrospective method of transition. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

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

In June 2014 the FASB issued guidance on accounting for share based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. This guidance is effective for annual periods, and interim periods within those annual periods, after December 15, 2015. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

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

The fair value of the Company’s financial assets and liabilities that are measured on a recurring basis were determined using the following inputs as of March 31, 2015 (in $000s):

	Level 1	Level 2	Level 3	Total
ASSETS
Cash equivalents	$11,945	$—	$—	$11,945
Financial instrument associated with stock purchase agreement	—	30	—	30
Total assets	$11,945	$30	$—	$11,975

Financial Instrument Associated with Stock Purchase Agreement

On November 14, 2013, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire”) (the “Purchase Agreement”) under which Aspire purchased 511,509 shares of common stock for an aggregate purchase price of  $2.0 million and committed to purchase up to an additional 3,042,038 shares from time to time as directed by the Company over the next two years at prices derived from the market prices on or near the date of each sale (see Note 8 — Stockholders’ Equity).

The Company has accounted for the right to sell additional shares under the Purchase Agreement based on the guidance of ASC 815 “Derivative Financial Instruments” (“ASC 815”), which requires the instrument to be measured at fair value with changes in fair value reported in earnings each reporting period until the agreement is exhausted or expired. The instrument had a fair value of approximately $51,000 and approximately $30,000 as of December 31, 2014 and March 31, 2015, respectively. The approximate $20,000 decrease in the fair value of the Purchase Agreement during the three months ended March 31, 2015 was recognized as a loss in the consolidated statements of operations. The primary inputs used to determine fair value are the price of the Company’s common stock, the remaining term, and aggregate share purchases on the measurement date.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following is a summary of prepaid expenses and other current assets at December 31, 2014 and March 31, 2015 (in $000s):

	December 31,	March 31,
	2014	2015
Research and development tax credit receivable	$3,017	$3,628
Prepayments	902	813
Grant receivable	134	206
Sales tax receivable	309	671
Deposits	132	132
Other current assets	146	64
	$4,640	$5,514

5.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following (in $000s):

	December 31,	March 31,
	2014	2015
Accrued research and development	$4,161	$3,401
Accrued legal and professional fees	303	481
Other current liabilities	162	172
	$4,626	$4,054

6.	STOCK BASED COMPENSATION

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three months ended March 31, 2014 and 2015 as shown in the following table (in $000s):

	Three Months Ended March 31,
	2014	2015
General and administrative	$129	$107
Research and development	58	57
Stock-based compensation costs before income taxes	$187	$164

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

There were 221,656 options granted during the three months ended March 31, 2015. There were no options granted during the three months ended March 31, 2014. As of March 31, 2015, there are no reserved shares under the 2006 Plan.

There were no stock options exercised during each of the three months ended March 31, 2014 and 2015. The Company does not expect to be able to benefit for the deduction for stock option exercises that may occur during the year ended December 31, 2015 because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income for the year ended December 31, 2015.

Outstanding Options

A summary of the share option activity and related information is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Options outstanding at December 31, 2014	1,010,298	$14.24	6.58	$—
Granted	221,656	$0.86
Options outstanding at March 31, 2015	1,231,954	$11.83	6.97	$9
Unvested at March 31, 2015	574,775	$2.84	9.16	$9
Vested and exercisable at March 31, 2015	657,179	$19.70	5.06	$—

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

Restricted Stock Units

Summarized information for restricted stock unit activity for the three months ended March 31, 2015 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Value Per Share
Non-vested at December 31, 2014	89,016	$5.56
Granted	—	$—
Vested	(89,016)	$5.56
Non-vested at March 31, 2015	—	$—

During the three months ended March 31, 2015, 89,016 restricted stock units vested. The Company did not issue any restricted stock units during the three months ended March 31, 2015.

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

Pursuant to the Daiichi Sankyo license under which the Company licenses certain patent rights for sapacitabine, its lead drug candidate, the Company has agreed to pay Daiichi Sankyo an up-front fee, reimbursement for Daiichi Sankyo’s enumerated expenses, milestone payments and royalties on a country-by-country basis. The up-front fee, Phase 3 entry milestone, and certain past reimbursements have been paid. A further $10.0 million in aggregate milestone payments could be payable subject to achievement of all the specific contractual milestones which are primarily related to regulatory approval in various territories, and the Company’s decision to continue with these projects. Royalties are payable in each country for the term of patent protection in the country or for ten years following the first commercial sale of licensed products in the country, whichever is later. Royalties are payable on net sales. Net sales are defined as the gross amount invoiced by the Company or its affiliates or licensees, less discounts, credits, taxes, shipping and bad debt losses. The agreement extends from its commencement date to the date on which no further amounts are owed under it. If the Company wishes to appoint a third party to develop or commercialize a sapacitabine-based product in Japan, within certain limitations, Daiichi Sankyo must be notified and given a right of first refusal, with the right of first refusal ending sixty days after notification, to develop and/or commercialize in Japan. In general, the license may be terminated by the Company for technical, scientific, efficacy, safety, or commercial reasons on six months’ notice, or 12 months’ notice, if after a launch of a sapacitabine-based product, or by either party for material default.

8.	STOCKHOLDERS’ EQUITY

Preferred Stock

As of March 31, 2015, there were 335,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s shares of common stock at a conversion rate of approximately 0.06079 shares of common stock for each share of Preferred Stock based on a price of $164.50. The Company has reserved 20,381 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at March 31, 2015. The shares of previously-converted Preferred Stock have been retired, cancelled and restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors as shares of Preferred Stock of one or more series.

The Company may automatically convert the Preferred Stock into common stock if the closing price of the Company’s common stock has exceeded $246.75, which is 150% of the conversion price of the Preferred Stock, for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion.

The Certificate of Designations governing the Preferred Stock provides that if the Company fails to pay dividends on its Preferred Stock for six quarterly periods, holders of Preferred Stock are entitled to nominate and elect two directors to the Board of Directors. This right accrued to the holders of Preferred Stock as of August 2, 2010 and two directors were nominated and elected at the annual meeting held on May 24, 2011.

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

Common Stock

March 2015 Public Offering

On March 9, 2015, the Company completed a public offering of 10,000,000 shares of its common stock at a price to the public of $1.00 per share for proceeds, net of certain fees and expenses, of approximately $9.2 million.

November 2013 Stock Purchase Agreement

On November 14, 2013, the Company entered into a common stock Purchase Agreement with Aspire (the “Purchase Agreement”). Upon execution of the Purchase Agreement, Aspire purchased 511,509 shares of common stock for an aggregate purchase price of  $2.0 million. Under the terms of the Purchase Agreement, Aspire has committed to purchase up to an additional 3,042,038 shares from time to time as directed by the Company or, in certain instances, as agreed to by both parties, over the next two years at prices derived from the market prices on or near the date of each sale. However, such commitment is limited to an additional $18.0 million of share purchases. In consideration for entering into the Purchase Agreement, concurrent with the execution of the Purchase Agreement, the Company issued 166,105 shares of the Company’s common stock to Aspire in lieu of a commitment fee. The fair value of these shares has been recorded as a component of other assets and will continue to be remeasured each reporting period, until the agreement is exhausted or expired, with gains or losses reported in the consolidated statements of operations. During the three months ended March 31, 2015, the Company sold 1,100,000 shares to Aspire under the Purchase Agreement for proceeds of  $1.2 million.

Common Stock Warrants

The following table summarizes information about warrants outstanding at March 31, 2015:

Issued in Connection With	Expiration Date	Common Shares Issuable	Weighted Average Exercise Price
October 2010 stock issuance	2015	594,513	$13.44
July 2011 stock issuance	2016	544,117	$9.52
Total		1,138,630	$11.57

There were no exercises of warrants during the three months ended March 31, 2014 and 2015. Warrants for 202,499 shares of common stock, issued in connection with the January 2010 stock issuance expired during the three months ended March 31, 2015.

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

Product revenue, cost of goods sold and selling, general and administrative costs related to the promotion and sale of the ALIGN products have been reclassified from operating results from continuing operations to income from discontinued operations in the consolidated statement of operations for all periods presented as follows (in $000s):

	Three Months Ended March 31,
	2014	2015
Interest income	$13	$—
Income tax on discontinued operations	5	—
Net income from discontinued operations	$8	$—

The assets and liabilities associated with product promotion and sales have been classified within assets and liabilities of discontinued operations in the accompanying consolidated balance sheets (in $000s):

	December 31, 2014	March 31, 2015

Current assets of discontinued operations:
Short term portion of minimum royalty arrangement receivable, net	$96	$72
Returns indemnification receivable	75	75
Total current assets of discontinued operations	$171	$147

Current liabilities of discontinued operations:
Returns provision	$75	$75
Total current liabilities of discontinued operations	$75	$75

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2014, as updated and supplemented by Part II, Item 1A, entitled “Risk Factors,” of our Quarterly Reports on Form 10-Q, and elsewhere in this report. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, “Cyclacel,” the “Company,” “we,” “us,” and “our” refer to Cyclacel Pharmaceuticals, Inc.

Overview

During the three months ended March 31, 2015, we continued to progress with the clinical development of sapacitabine in acute myeloid leukemia, or AML, myelodysplastic syndromes, or MDS, and solid tumors. We were also able to continue to advance our early pipeline through the support of government funding or investigator - sponsored trials.

Sapacitabine

In our SEAMLESS, Phase 3, registration-directed study of sapacitabine in elderly patients with newly diagnosed AML, our lead indication, we completed enrollment in December 2014 in approximately 110 centers in the United States and Europe. In December 2014, the DSMB conducted a planned interim analysis for futility after 247 events, or patient deaths, and the final safety review of 470 randomized patients. The Data Safety Monitoring Board, or DSMB, found no safety concerns. However, the planned futility boundary had been crossed and the DSMB determined that, based on available interim data, it would be unlikely for the study to reach statistically significant improvement in survival. The DSMB saw no reasons why patients should discontinue treatment on their assigned arm and recommended that recruited patients are followed-up. We will continue to follow-up enrolled patients in SEAMLESS until the prespecified 424 events are observed, which is expected to occur between the second half of 2015 and the first half of 2016.

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

Cyclin Dependent Kinase Inhibitors

CYC065 Cyclin Dependent Kinase (CDK) Inhibitor

CYC065 is a novel, second generation, CDK2/9 inhibitor. We have received clearance by the FDA of an investigational new drug, or IND, submission for CYC065 and plan to initiate Phase 1 clinical trials in patients with advanced solid tumors and lymphomas following institutional review board approval. The IND - directed preclinical development of CYC065 was supported by a grant award of approximately $1.8 million from the Biomedical Catalyst of the United Kingdom government. In April 2015, we presented CYC065 preclinical data at the American Association for Cancer Research (AACR) Annual Meeting 2015. Preclinical data demonstrated that CYC065 inhibits key cancer and leukemia survival mechanisms and causes death by apoptosis in cancer cells. We believe CYC065 is effective against AML, and in particular, AML with genetic abnormalities such as MLL rearrangements (MLL-r), which confer a poor prognosis. CYC065 was also shown to be effective against uterine cancer cells including those resistant to chemotherapy and was especially potent in uterine cancer cells in which cyclin E, the partner protein of CDK2, was amplified or overexpressed. In each case CYC065 showed synergy with available anticancer agents.

Seliciclib (First Generation CDK Inhibitor)

We are supporting investigator sponsored trials, or ISTs, evaluating seliciclib in endocrinologic and inflammatory indications in patients who have failed prior treatments. Specifically, these include a U.S. IST for seliciclib as a treatment for Cushing’s disease and a European IST for rheumatoid arthritis, which is being supported by an approximately $1.6 million grant from the United Kingdom’s Medical Research Council. As with all ISTs, we do not control the timing or conduct of such studies and will report updates as the investigators may notify us from time to time.

Polo-like Kinase Inhibitors

CYC140

We are progressing the IND-directed preclinical development of CYC140, a novel, orally available, PLK1 inhibitor supported by an approximately $3.5 million grant from the Biomedical Catalyst of the United Kingdom government.

Recent Events

Preferred Stock Dividend

On February 18, 2015, the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per share on our 6% Convertible Exchangeable Preferred Stock, or Preferred Stock. The cash dividend was paid on May 1, 2015 to the holders of record of the Preferred Stock as of the close of business on April 17, 2015.

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

Results of Operations

Three Months Ended March 31, 2014 and 2015

Results of Continuing Operations

Revenues

The following table summarizes the components of our revenues for the three months ended March 31, 2014 and 2015 (in $000s except percentages):

	Three Months Ended March 31,		Difference
	2014	2015	$	%
Grant revenue	$396	$512	$116	29

We recognized $0.4 million and $0.5 million in grant revenue for the three months ended March 31, 2014 and 2015, respectively, from the European Union and the Biomedical Catalyst of the United Kingdom government.

The future

We expect to recognize approximately $2.1 million in grant revenue over the next two years from the Biomedical Catalyst of the United Kingdom government.

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

The following table provides information with respect to our research and development expenditures for the three months ended March 31, 2014 and 2015 (in $000s except percentages):

	Three Months Ended March 31,		Difference
	2014	2015	$	%
Sapacitabine	$3,576	$3,214	$(362)	(10)
Other costs related to research and development programs, management and exploratory research	768	1,128	360	47
Total research and development expenses	$4,344	$4,342	$(2)	—

Total research and development expenses represented 75% of our operating expenses for each of the three months ended March 31, 2014 and 2015.

Research and development expenditures of $4.3 million was approximately the same for the three months ended March 31, 2015 and March 31, 2014. Research and development expenses relating to sapacitabine decreased by $0.4 million to $3.2 million for the three months ended March 31, 2015 from $3.6 million for the three months ended March 31, 2014, primarily as a result of decreased expenditures in study and site startup costs associated with the expansion of the SEAMLESS Phase 3 trial into Europe. Other costs related to research and development programs, management and exploratory research increased by $0.4 million to $1.2 million for the three months ended March 31, 2015 from $0.8 million for the three months ended March 31, 2014 as a result of increased expenditures related to grant funded research.

The future

We anticipate that overall research and development expenditures for the year ended December 31, 2015 will decrease compared to the year ended December 31, 2014, as we are in the patient follow-up phase of SEAMLESS and clinical study sites are being closed. The timing and extent of SEAMLESS expenditures, including the possibility of registration submissions to regulatory authorities in Europe and the U.S., are dependent upon final data, which is expected in the second half of 2015 or the first half of 2016 after the prespecified number of events have been observed in accordance with the study protocol.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three months ended March 31, 2014 and 2015 (in $000s except percentages):

	Three Months Ended March 31,		Difference
	2014	2015	$	%
Total general and administrative expenses	$1,462	$1,468	$6	—

Total general and administration expenses represented 25% of our operating expenses for each of the three months ended March 31, 2014 and 2015.

The future

We expect our general and administrative expenditures for the year ended December 31, 2015 to be consistent with the year ended December 31, 2014.

Other income (expense)

The following table summarizes other income (expense) for the three months ended March 31, 2014 and 2015 (in $000 except percentages):

	Three Months Ended March 31,		Difference
	2014	2015	$	%
Change in valuation of financial instruments associated with stock purchase agreement	$(47)	$(20)	$27	(57)
Foreign exchange gains (losses)	10	(378)	(388)	(3,880)
Interest income	1	1	—	—
Other income, net	—	20	20	—
Total other income (expense)	$(36)	$(377)	$(341)	947

Total other income (expense) decreased by approximately $0.3 million, from a loss of $36,000 for the three months ended March 31, 2014, to a loss of $0.4 million for the three months ended March 31, 2015.

Change in valuation of financial instruments associated with stock purchase agreement

The fair value of the right to sell additional shares under the November 2013 Purchase Agreement with Aspire is remeasured each reporting period and gains or losses will continue to be reported until the agreement is exhausted or expired. The Company recognized an expense of $47,000 and $20,000 for the three months ended March 31, 2014 and 2015, respectively.

Foreign exchange gains (losses)

Foreign exchange gains (losses) decreased by approximately $0.4 million, from a gain of approximately $10,000 for the three months ended March 31, 2014, to a loss of approximately $0.4 million for the three months ended March 31, 2015. Foreign exchange gains (losses) are reported in the consolidated statement of operations as a separate line item within other income (expense).

Other income, net

We recognized approximately $20,000 in other income, net during the three months ended March 31, 2015. We did not recognize any other income, net during the three months ended March 31, 2014.

The future

Other income (expense) for the year ended December 31, 2015 will be impacted by the change in valuation of financial instruments associated with the stock purchase agreement and changes in foreign exchange rates.

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

The following table summarizes total income tax benefit for the three months ended March 31, 2014 and 2015 (in $000s except percentages):

	Three Months Ended March 31,		Difference
	2014	2015	$	%
Total income tax benefit	$569	$763	$194	34

The total income tax benefit increased approximately $0.2 million to an income tax benefit of $0.8 million for the three months ended March 31, 2015 from an income tax benefit of $0.6 million for the three months ended March 31, 2014. Research and development tax credits recoverable increased by approximately $0.2 million to $0.8 million for the three months ended March 31, 2015 from $0.6 million for the three months ended March 31, 2014. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so. The amount of tax credits we will receive is entirely dependent on the amount of eligible expenses we incur. We expect our qualifying research and development expenditure will decrease for the year ended December 31, 2015 in comparison to the year ended December 31, 2014.

Results of Discontinued Operations

The following table summarizes our net income from discontinued operations for the three months ended March 31, 2014 and 2015 (in $000s except percentages):

	Three Months Ended March 31,		Difference
	2014	2015	$	%
Income from discontinued operations	$13	$—	$(13)	(100)
Income tax on discontinued operations	(5)	—	5	(100)
Net income from discontinued operations	$8	$—	$(8)	(100)

In August 2012, we entered into a termination and settlement agreement with Sinclair Pharmaceuticals Limited, or Sinclair, to terminate, effective September 30, 2012, the distribution agreements relating to the promotion and sale of Xclair®, Numoisyn® Lozenges and Numoisyn® Liquid (collectively, the ALIGN products), after which we no longer generated product revenue.

The net income from discontinued operations of approximately $8,000 in the three months to March 31, 2014 is the amortization of the discount on the minimum royalty arrangement, net of applicable taxes. We did not recognize any net income from discontinued operations during the three months ended March 31, 2015.

The future

We have ceased operations associated with the ALIGN products effective September 30, 2012 and do not expect significant activity going forward.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at December 31, 2014 and March 31, 2015 (in $000s except percentages):

	December 31, 2014	March 31, 2015	$ Difference	% Difference
Cash and cash equivalents	$24,189	$29,363	5,174	21

Working capital:
Current assets	$29,000	$35,024	6,024	21
Current liabilities	(7,493)	(8,136)	(643)	9
Working capital	$21,507	$26,888	5,381	25

At March 31, 2015, we had cash and cash equivalents of $29.4 million as compared to $24.2 million at December 31, 2014.

We have relied primarily on the proceeds from sales of common and preferred equity securities, as well as the exercise of warrants, to finance our operations and internal growth. Additional funding has come through interest on investments, licensing revenue, government grants, the sale of product rights, and research and development tax credits.

We believe that existing funds together with cash generated from operations and recent financing activities are sufficient to satisfy our planned working capital, capital expenditures and other financial commitments beyond the availability of mature data for final analysis of the SEAMLESS Phase 3 trial. However, we do not currently have sufficient funds to complete development and commercialization of any of our drug candidates. Current business and capital market risks could have a detrimental effect on the availability of sources of funding and our ability to access them in the future which may delay or impede our progress of advancing our drugs currently in the clinical pipeline to approval by the FDA for commercialization.

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2014 and 2015, is summarized as follows (in $000s):

	Three Months Ended March 31,
	2014	2015
Net cash used in operating activities	$(4,726)	$(4,900)
Net cash provided by investing activities	$65	$9
Net cash provided by financing activities	$1,626	$10,383

Cash flows generated from discontinued operations have been combined with the cash flows from continuing operations within each of the Operating, Investing and Financing activities sections.

Operating activities

Net cash used in operating activities increased by $0.2 million, from $4.7 million for the three months ended March 31, 2014 to $4.9 million for the three months ended March 31, 2015.

Investing activities

Net cash provided by investing activities decreased from approximately $65,000 for the three months ended March 31, 2014 to net cash provided by investing activities of approximately $9,000 for the three months ended March 31, 2015.

Financing activities

Net cash provided by financing activities was $10.4 million for the three months ended March 31, 2015, primarily as a result of approximately $9.2 million in net proceeds from the issuance of common stock in March 2015 and $1.2 million in proceeds from the issuance of common stock under a Purchase Agreement with Aspire.

Net cash provided by financing activities was $1.6 million for the three months ended March 31, 2014, primarily as a result of approximately $1.7 million in net proceeds from the issuance of common stock under the Purchase Agreement with Aspire entered into in November 2013.

Operating Capital and Capital Expenditure Requirements

To date, we have not generated significant product revenue but have financed our operations and internal growth through private placements, registered direct financings, licensing revenue, collaborations, interest on investments, government grants and research and development tax credits. We have recognized grant revenues of $0.5 million during the three months ended March 31,

2015 from the Biomedical Catalyst of the United Kingdom government. We have also recognized $0.8 million in research and development tax credits, which are reported as income tax benefits on the consolidated statements of operations, from the HMRC, during the three months ended March 31, 2015.

We expect to continue to incur substantial operating losses in the future and cannot guarantee that we will generate any significant product revenues until a product candidate has been approved by the FDA or similar regulatory agencies in other countries and successfully commercialized. However, we will receive a total of approximately $0.1 million in quarterly installments through September 2015 as the remaining portion of a $1.0 million minimum royalty arrangement included in our termination agreement with Sinclair, which will be reported as cash flows provided by investing activities in our consolidated statements of cash flows.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of March 31, 2015, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In analyzing our company, you should consider carefully the following risk factors, together with all of the other information included in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Quarterly Report on Form 10-Q. Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our Company The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

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

On September 13, 2010, and as amended on October 11, 2011, we reached agreement with the FDA regarding an SPA on the design of a pivotal Phase 3 trial, the SEAMLESS trial, for our sapacitabine oral capsules administered in alternating cycles with decitabine as a front-line treatment in elderly patients aged 70 years or older with newly diagnosed AML, who are not candidates for or who have refused intensive chemotherapy. An SPA is an agreement between a sponsor of the trial and the FDA on the design of the Phase 3 clinical trial protocol and analysis that will form the primary basis of an efficacy claim in an NDA, and if reached will be binding on the FDA. In the absence of a subsequent agreement between the FDA and the sponsor to modify the SPA, it is not binding if the sponsor fails to follow the agreed upon protocol, data supporting the request are found to be false or incomplete, or the FDA determines that a substantial scientific issue essential to product efficacy or safety was identified. An SPA, however, neither guarantees approval nor provides any assurance that a marketing application would be approved by the FDA. There are companies that have been granted SPAs but have ultimately failed to obtain final approval to market their drugs. In January 2011, we opened enrollment in the lead-in portion of the SEAMLESS trial and in October 2011, we opened enrollment in the randomized portion of the trial.

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

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of December 31, 2014 and March 31, 2015, our accumulated deficit was $308.8 million and $313.7 million, respectively. Our net loss was $4.9 million for each of the three months ended March 31, 2014 and 2015. Our drug candidates are in the mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years, as we continue our research and development of our drug candidates, seek regulatory approvals and commercialize any approved drugs. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.

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

In addition, in the event a third party seeks to acquire our company or acquire control of our company by way of a merger, but the terms of such offer do not provide for our preferred stock to remain outstanding or be converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to our preferred stock, the terms of the Certificate of Designations of our preferred stock provide for an adjustment to the conversion ratio of our preferred stock such that, depending on the terms of any such transaction, preferred stockholders may be entitled, by their terms, to receive up to $10.00 per share in common stock, causing our common stockholders not to receive as favorable a price as the price at which such shares may be trading at the time of any such transaction. As of March 31, 2015, there were 335,273 shares of our preferred stock issued and outstanding. If the transaction were one in which proceeds were received by the Company for distribution to stockholders, and the terms of the Certificate of Designations governing the preferred stock were strictly complied with, approximately $4.0 million would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time. Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: May 12, 2015	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and
Executive Vice President, Finance

