Form 10-Q
period 2015-06-30
Cyclacel Pharmaceuticals, Inc.
filed 2015-08-12
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 11, 2015 there were 34,702,910 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

	December 31,	June 30,
	2014	2015
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,189	$26,902
Prepaid expenses and other current assets	4,640	3,453
Current assets of discontinued operations	171	124
Total current assets	29,000	30,479
Property, plant and equipment (net)	387	309
Total assets	$29,387	$30,788
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,792	$2,609
Accrued and other current liabilities	4,626	3,806
Current liabilities of discontinued operations	75	75
Total current liabilities	7,493	6,490
Other liabilities	206	198
Total liabilities	7,699	6,688
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2014 and June 30, 2015; 335,273 shares issued and outstanding at December 31, 2014 and June 30, 2015. Aggregate preference in liquidation of $3,989,749 at December 31, 2014 and June 30, 2015.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2014 and June 30, 2015; 23,199,469 and 34,388,486 shares issued and outstanding at December 31, 2014 and June 30, 2015, respectively.	23	34
Additional paid-in capital	330,962	341,530
Accumulated other comprehensive loss	(480)	(388)
Accumulated deficit	(308,817)	(317,076)
Total stockholders’ equity	21,688	24,100
Total liabilities and stockholders’ equity	$29,387	$30,788

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenues:
Grant revenue	$356	$296	$752	$808
Total revenues	356	296	752	808
Operating expenses:
Research and development	4,545	2,580	8,889	6,922
General and administrative	1,386	1,333	2,848	2,801
Total operating expenses	5,931	3,913	11,737	9,723
Operating loss	(5,575)	(3,617)	(10,985)	(8,915)
Other income (expense):
Change in valuation of financial instruments associated with stock purchase agreement	(64)	(4)	(111)	(24)
Change in valuation of liabilities measured at fair value	20	—	20	—
Foreign exchange losses	(43)	(195)	(33)	(573)
Interest income	1	2	2	3
Other income, net	26	62	26	82
Total other expense	(60)	(135)	(96)	(512)
Loss from continuing operations before taxes	(5,635)	(3,752)	(11,081)	(9,427)
Income tax benefit	816	405	1,385	1,168
Net loss from continuing operations	(4,819)	(3,347)	(9,696)	(8,259)
Discontinued operations:
Income from discontinued operations	10	—	23	—
Income tax on discontinued operations	(3)	—	(8)	—
Net income from discontinued operations	7	—	15	—
Net loss	(4,812)	(3,347)	(9,681)	(8,259)
Dividend on convertible exchangeable preferred shares	(50)	(50)	(100)	(100)
Net loss applicable to common shareholders	$(4,862)	$(3,397)	$(9,781)	$(8,359)

Basic and diluted earnings per common share:
Net loss per share, continuing operations – basic and diluted	$(0.22)	$(0.10)	$(0.47)	$(0.28)
Net income per share, discontinued operations – basic and diluted	$0.00	$0.00	$0.00	$0.00
Net loss per share – basic and diluted	$(0.22)	$(0.10)	$(0.46)	$(0.28)
Weighted average common shares outstanding	22,582,283	34,388,486	21,064,739	30,250,769

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Net loss from continuing operations	$(4,819)	$(3,347)	$(9,696)	$(8,259)
Net income from discontinued operations	7	—	15	—
Net loss	(4,812)	(3,347)	(9,681)	(8,259)
Translation adjustment	(3,121)	(8,491)	(4,080)	(2,227)
Unrealized foreign exchange gain on intercompany loans	3,125	8,794	4,092	2,319
Comprehensive loss	$(4,808)	$(3,044)	$(9,669)	$(8,167)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Six Months Ended June 30,
	2014	2015
Operating activities:
Net loss	$(9,681)	$(8,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in valuation of liabilities measured at fair value	(20)	—
Change in valuation of financial instruments associated with stock purchase agreement	111	24
Depreciation	46	102
Stock-based compensation	370	323
Changes in operating assets and liabilities:
Prepaid expenses and other assets	34	1,198
Accounts payable and other current liabilities	313	(1,066)
Net cash used in operating activities	(8,827)	(7,678)
Investing activities:
Purchase of property, plant and equipment	(65)	(22)
Minimum royalty payments received from termination of ALIGN license agreement	192	23
Net cash provided by investing activities	127	1
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	10,965	10,356
Payment of preferred stock dividend	(100)	(100)
Net cash provided by financing activities	10,865	10,256
Effect of exchange rate changes on cash and cash equivalents	145	134
Net increase in cash and cash equivalents	2,310	2,713
Cash and cash equivalents, beginning of period	31,146	24,189
Cash and cash equivalents, end of period	$33,456	$26,902

Supplemental cash flow information:
Cash received during the period for:
Interest	3	3
Taxes	1,811	2,875

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Cyclacel’s clinical development priorities are focused on sapacitabine, an orally available cell cycle modulating nucleoside analog.

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

In Cyclacel’s second development program, the Company is evaluating cyclin dependent kinase, or CDK, inhibitors. CDKs are involved in cancer cell growth, metastatic spread and DNA damage repair. Seliciclib, the Company’s most advanced CDK inhibitor, is an oral, highly selective inhibitor of CDK enzymes. To date, seliciclib has been evaluated in over 450 patients with various cancers, including non-small cell lung cancer (“NSCLC”) and nasopharyngeal cancer (“NPC”), and has shown signs of anticancer activity. Cyclacel’s second generation CDK inhibitor, CYC065, is a highly selective CDK 2/9 inhibitor with potential utility in both hematological malignancies and solid tumors. CYC065 has been shown to have increased anti-proliferative potency and improved pharmaceutical properties compared to seliciclib. Following submission of our Investigational New Drug (“IND”) application, we received clearance from the FDA to begin a first-in-human, Phase 1 clinical trial of CYC065 and we have received institutional review board approval to start the trial. The IND enabling studies were completed with support from a $1.9 million grant from the Biomedical Catalyst of the United Kingdom government.

In addition to these development programs, in Cyclacel’s polo-like kinase (“PLK”) inhibitor program, the Company has discovered CYC140 and other potent and selective small molecule inhibitors of PLK1, a kinase that is active during cell division, targeting the mitotic phase of the cell cycle. PLK was discovered by Professor David Glover, the Company’s Chief Scientist. The Company has received a grant award of approximately $3.5 million from the Biomedical Catalyst of the United Kingdom government to complete IND-directed preclinical development of CYC140.

Cyclacel currently retains virtually all marketing rights worldwide to the compounds associated with the Company’s drug programs.

Substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

Capital Resources

The Company’s existing capital resources are expected to be sufficient beyond the availability of mature data for final analysis of the SEAMLESS Phase 3 trial, which is expected to occur between the second half of 2015 and the first half of 2016, but will not be sufficient to complete development of other indications or product candidates or to commercialize any of the Company’s product candidates. On July 10, 2015, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., as sales agent (“Cantor”) under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $8.35 million through Cantor.

Basis of Presentation

The consolidated balance sheet as of June 30, 2015, the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2014 and 2015, the consolidated statements of cash flows for the six months ended June 30, 2015, and all related disclosures contained in the accompanying notes are unaudited. The consolidated balance sheet as of December 31, 2014 is derived from the audited consolidated financial statements included in the 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of June 30, 2015, and the results of operations and comprehensive loss for the three and six months ended June 30, 2015, and the consolidated statements of cash flows for the six months ended June 30, 2015, have been made. The interim results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2014 that are included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Segments

After considering its business activities and geographic reach, the Company has concluded that it operates in just one operating segment: the discovery, development and commercialization of novel, mechanism-targeted drugs to treat cancer and other serious disorders, with development operations in two geographic areas, namely the United States and the United Kingdom.

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

Revenue Recognition

Collaboration, supply and licensing agreements

Consideration received is allocated to each of the separable elements in an arrangement using the relative selling price method. An element is separable if it has value to the customer on a stand-alone basis. The selling price used for each separable element will be based on vendor-specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available. Revenue is recognized for each separate element when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.

Milestone payments, which are non-refundable and contingent on achieving certain clinical milestones are recognized as revenues either on achievement of the milestone if the milestones are considered substantive or over the period the Company has substantive performance obligations, if the milestone payments are not considered substantive.

Royalty income is recognized when the licensee sells the underlying product.

The Company did not recognize any revenue from the collaboration, licensing and supply agreement for the three and six months ended June 30, 2015.

Grant revenue

Grant revenues from government agencies and private research foundations are recognized as the related qualified research and development costs are incurred, up to the limit of the prior approval funding amounts. Grant revenues are not refundable.

Clinical Trial Accounting

Data management and monitoring of the Company’s clinical trials are performed with the assistance of contract research organizations (“CROs”) or clinical research associates (“CRAs”) in accordance with the Company’s standard operating procedures. CROs and CRAs typically bill monthly for services performed, although some bill based upon milestones achieved. For outstanding amounts, the Company accrues unbilled clinical trial expenses based on estimates of the level of services performed each period. Costs of setting up clinical trial sites for participation in the trials are recognized upon execution of the clinical trial agreement and expensed immediately as research and development expenses. Clinical trial costs related to patient enrollment are accrued as patients are entered into and progress through the trial.

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

Stock-based Compensation

The Company grants stock options, restricted stock units and restricted stock to officers, employees and directors under the 2015 Equity Incentive Plan (“2015 Plan”), which was approved on May 22, 2015 and which replaced the Amended and Restated Equity Incentive Plan (“2006 Plan”), which was approved on March 16, 2006, amended on May 21, 2007, amended again and restated on April 14, 2008 and later amended on May 23, 2012. Under both plans, the Company has granted various types of awards, which are described more fully in Note 6 — Stock-Based Compensation Arrangements. The Company accounts for these awards under ASC 718 “Compensation — Stock Compensation” (“ASC 718”).

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

The following potentially dilutive shares of common stock have not been included in the computation of diluted net loss per share for the three months ended June 30, 2014 and 2015, as the result would be anti-dilutive:

	June 30, 2014	June 30, 2015
Stock options	1,001,298	1,333,954
Restricted Stock and Restricted Stock Units	119,015	—
Convertible preferred stock	20,381	20,381
Common stock warrants	1,440,022	1,138,630
Total shares excluded from calculation	2,580,716	2,492,965

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

Recent Events

Licensing & Supply Agreement Regarding Development of Seliciclib in Cystic Fibrosis

In June 2015, the Company entered into a collaboration, licensing and supply agreement with ManRos Therapeutics SA (“ManRos”), for the exclusive development and commercialization of the Company’s oral seliciclib capsules by ManRos as a treatment for cystic fibrosis (“CF”). Among other terms of the agreement, ManRos licensed rights to the Company’s proprietary clinical data to enable clinical development of seliciclib for CF indications. The agreement provides for supply of seliciclib investigational product for initial and later stage clinical trials of seliciclib in CF and technical assistance related to the Company’s know-how to facilitate these trials. The Company will receive an up-front payment, milestone payments and tiered royalties, if seliciclib is commercialized for the treatment of CF.

Accounting Standards Adopted in the Period

On January 1, 2015 the Company early adopted guidance issued by the Financial Accounting Standards Board (“FASB”), which eliminated the concept of extraordinary items. This guidance has been adopted on a prospective basis and the adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.

On January 1, 2015, the Company adopted guidance issued by the FASB which changed the criteria for reporting discontinued operations and enhanced disclosure in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. This guidance has been adopted prospectively to all disposals (or classifications as held for sale) of components of an entity occurring after January 1, 2015 and all businesses or nonprofit activities that, on acquisition, are classified as held for sale, that occur after January 1, 2015. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Effective

In July 2015, the FASB issued guidance to simplify the measurement of inventory. Effective for periods beginning after December 15, 2016, inventory measured using the first-in-first-out or average costs methods will be reported at the lower of cost or realizable value. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued guidance on a customer’s accounting for fees in a cloud computing arrangement. The guidance is adopted on a retrospective basis. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

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

The fair value of the Company’s financial assets and liabilities that are measured on a recurring basis were determined using the following inputs as of June 30, 2015 (in $000s):

	Level 1	Level 2	Level 3	Total
ASSETS
Cash equivalents	$11,947	$—	$—	$11,947
Financial instrument associated with stock purchase agreement	—	26	—	26
Total assets	$11,947	$26	$—	$11,973

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

The Company has accounted for the right to sell additional shares under the Purchase Agreement based on the guidance of ASC 815 “Derivative Financial Instruments” (“ASC 815”), which requires the instrument to be measured at fair value with changes in fair value reported in earnings each reporting period until the agreement is exhausted or expired. The instrument had a fair value of approximately $51,000 and approximately $30,000 as of December 31, 2014 and June 30, 2015, respectively. The approximate $4,000 and $24,000 decrease in the fair value of the Purchase Agreement during the three months and six months ended June 30, 2015, respectively, was recognized as a loss in the consolidated statements of operations. The primary inputs used to determine fair value are the price of the Company’s common stock, the remaining term, and aggregate share purchases on the measurement date.

On July 8, 2015, the Company sold all remaining 314,424 shares of common stock that were subject to its agreement with Aspire at $0.70 per share. All of the available shares under the Aspire Agreement have now been sold and the Aspire Agreement has automatically terminated by its terms.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

The following is a summary of prepaid expenses and other current assets at December 31, 2014 and June 30, 2015 (in $000s):

	December 31,	June 30,
	2014	2015
Research and development tax credit receivable	$3,017	$1,222
Prepayments	902	1,091
Grant receivable	134	209
Sales tax receivable	309	694
Deposits	132	132
Other current assets	146	105
	$4,640	$3,453

5.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following (in $000s):

	December 31,	June 30,
	2014	2015
Accrued research and development	$4,161	$3,216
Accrued legal and professional fees	303	297
Other current liabilities	162	293
	$4,626	$3,806

6.	STOCK BASED COMPENSATION

ASC 718 requires compensation expense associated with share-based awards to be recognized over the requisite service period, which for the Company is the period between the grant date and the date the award vests or becomes exercisable. Most of the awards granted by the Company (and still outstanding) vest ratably over one to four years.

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three and six months ended June 30, 2014 and 2015 as shown in the following table (in $000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
General and administrative	$126	$108	$255	$215
Research and development	57	51	115	108
Stock-based compensation costs before income taxes	$183	$159	$370	$323

2015 Plan

On May 22, 2015, the Company’s stockholders approved the 2015 Plan, under which Cyclacel may make equity incentive grants to its officers, employees, directors and consultants. The company has reserved 3,500,000 shares of the Company’s common stock under the 2015 Plan. The 2015 Plan replaces the 2006 Plan, under which there were no remaining reserved shares as of June 30, 2015. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

There were 54,000 and 326,656 options granted during the six months ended June 30, 2014 and 2015, respectively.

There were no stock options exercised during each of the six months ended June 30, 2014 and 2015. The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur during the year ended December 31, 2015 because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income for the year ended December 31, 2015.

Outstanding Options

A summary of the share option activity and related information is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Options outstanding at December 31, 2014	1,010,298	$14.24	6.58	$—
Granted	326,656	$0.84
Cancelled/forfeited	(3,000)	$105.00
Options outstanding at June 30, 2015	1,333,954	$10.75	6.99	$—
Unvested at June 30, 2015	564,148	$2.39	9.11	$—
Vested and exercisable at June 30, 2015	769,806	$16.89	5.43	$—

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

Restricted Stock Units

Summarized information for restricted stock unit activity for the six months ended June 30, 2015 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Value Per Share
Non-vested at December 31, 2014	89,016	$5.56
Granted	—	$—
Vested	(89,016)	$5.56
Non-vested at June 30, 2015	—	$—

During the six months ended June 30, 2015, 89,016 restricted stock units vested. The Company did not issue any restricted stock units during the six months ended June 30, 2015.

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

Pursuant to the Daiichi Sankyo license under which the Company licenses certain patent rights for sapacitabine, its lead drug candidate, the Company has agreed to pay Daiichi Sankyo an up-front fee, to reimburse Daiichi Sankyo for enumerated expenses, and to make milestone payments and to pay royalties on a country-by-country basis. The up-front fee, Phase 3 entry milestone, and certain past reimbursements have been paid. A further $10.0 million in aggregate milestone payments could be payable subject to achievement of all the specific contractual milestones, which are primarily related to regulatory approval in various territories and the Company’s decision to continue with these projects. Royalties are payable in each country for the term of patent protection in the country or for ten years following the first commercial sale of licensed products in the country, whichever is later. Royalties are payable on net sales. Net sales are defined as the gross amount invoiced by the Company or its affiliates or licensees, less discounts, credits, taxes, shipping and bad debt losses. The agreement extends from its commencement date to the date on which no further amounts are owed under it. If the Company wishes to appoint a third party to develop or commercialize a sapacitabine-based product in Japan, within certain limitations, Daiichi Sankyo must be notified and given a right of first refusal, with the right of first refusal ending sixty days after notification, to develop and/or commercialize in Japan. In general, the license may be terminated by the Company for technical, scientific, efficacy, safety, or commercial reasons on six months’ notice, or twelve months’ notice, if after a launch of a sapacitabine-based product, or by either party for material default.

8.	STOCKHOLDERS’ EQUITY

Preferred Stock

As of June 30, 2015, there were 335,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s shares of common stock at a conversion rate of approximately 0.06079 shares of common stock for each share of Preferred Stock based on a price of $164.50. The

Company has reserved 20,381 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding on June 30, 2015. The shares of previously-converted Preferred Stock have been retired, cancelled and restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors as shares of Preferred Stock of one or more series.

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

On May 22, 2015, the Board of Directors (the “Board”) of the Company declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s Preferred Stock. The cash dividend was paid on August 1, 2015 to the holders of record of the Preferred Stock as of the close of business on July 17, 2015.

Common Stock

March 2015 Public Offering

On March 9, 2015, the Company completed a public offering of 10,000,000 shares of its common stock at a price to the public of $1.00 per share for proceeds, net of certain fees and expenses, of approximately $9.2 million.

November 2013 Stock Purchase Agreement

On November 14, 2013, the Company entered into a common stock Purchase Agreement with Aspire (the “Purchase Agreement”). Upon execution of the Purchase Agreement, Aspire purchased 511,509 shares of common stock for an aggregate purchase price of  $2.0 million. Under the terms of the Purchase Agreement, Aspire has committed to purchase up to an additional 3,042,038 shares from time to time as directed by the Company or, in certain instances, as agreed to by both parties, over the next two years at prices derived from the market prices on or near the date of each sale. However, such commitment is limited to an additional $18.0 million of share purchases. In consideration for entering into the Purchase Agreement, concurrent with the execution of the Purchase Agreement, the Company issued 166,105 shares of the Company’s common stock to Aspire in lieu of a commitment fee. The fair value of these shares has been recorded as a component of other assets and will continue to be remeasured each reporting period, until the agreement is exhausted or expired, with gains or losses reported in the consolidated statements of operations. During the six months ended June 30, 2015, the Company sold 1,100,000 shares to Aspire under the Purchase Agreement for proceeds of  $1.2 million.

On July 8, 2015, the Company sold all remaining 314,424 shares of common stock that were subject to its agreement with Aspire at $0.70 per share. All of the available shares under the Aspire Agreement have now been sold and the Aspire Agreement has automatically terminated by its terms.

Common Stock Warrants

The following table summarizes information about warrants outstanding at June 30, 2015:

Issued in Connection With	Expiration Date	Common Shares Issuable	Weighted Average Exercise Price
October 2010 stock issuance	2015	594,513	$13.44
July 2011 stock issuance	2016	544,117	$9.52
Total		1,138,630	$11.57

There were no exercises of warrants during the six months ended June 30, 2014 and 2015. Warrants for 202,499 shares of common stock, issued in connection with the January 2010 stock issuance expired during the six months ended June 30, 2015.

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

Product revenue, cost of goods sold and selling, general and administrative costs related to the promotion and sale of the ALIGN products have been reclassified from operating results from continuing operations to income from discontinued operations in the consolidated statement of operations for all periods presented as follows (in $000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Interest income	$10	$—	$23	$—
Income tax on discontinued operations	(3)	—	(8)	—
Net income from discontinued operations	$7	$—	$15	$—

The assets and liabilities associated with product promotion and sales have been classified within assets and liabilities of discontinued operations in the accompanying consolidated balance sheets (in $000s):

	December 31, 2014	June 30, 2015

Current assets of discontinued operations:
Short term portion of minimum royalty arrangement receivable, net	$96	$49
Returns indemnification receivable	75	75
Total current assets of discontinued operations	$171	$124

Current liabilities of discontinued operations:
Returns provision	$75	$75
Total current liabilities of discontinued operations	$75	$75

10.	SUBSEQUENT EVENTS

Equity Transactions

On July 8, 2015, the Company sold 314,424 shares of our common stock under our Purchase Agreement with Aspire for proceeds of approximately $0.2 million. All of the available shares under the purchase agreement have now been sold and the purchase agreement has terminated according to its terms.

On July 10, 2015, the Company entered into a Controlled Equity Offering SM Sales Agreement with Cantor, as sales agent, under which the Company may, from time to time, sell up to an aggregate of $8.35 million of its shares of common stock through Cantor.

Deficiency and Compliance Notice from The NASDAQ Stock Market

On August 4, 2015, the Company received approval from The NASDAQ Stock Market LLC (“NASDAQ”) to transfer the listing of the Company’s common stock from the NASDAQ Global Market to the NASDAQ Capital Market. This transfer was effective at the opening of business on August 6, 2015. The Company’s common stock will continue to trade under the symbol “CYCC.” The NASDAQ Capital Market is a continuous trading market that operates in substantially the same manner as the NASDAQ Global Market and requires listed companies to meet certain financial requirements and comply with NASDAQ’s corporate governance requirements.

As previously reported, the Company was notified by NASDAQ on February 2, 2015 that it no longer satisfied the minimum bid price requirement of $1.00 per share for continued listing as set forth in NASDAQ Listing Rule 5450(a)(1). In anticipation of not meeting the minimum bid price requirement by August 3, 2015, the end of its initial 180-day grace period, the Company had previously applied to transfer the listing of its stock to the NASDAQ Capital Market. The Company currently meets the NASDAQ Capital Market initial listing criteria, except for the bid price requirement. Upon transfer to the NASDAQ Capital Market, the Company is being afforded an additional 180-day grace period to regain compliance with NASDAQ’s minimum bid price requirement. In order to regain compliance, the minimum bid price per share of the Company’s common stock must be at least $1.00 for at least ten consecutive business days during the second 180-day grace period, which will end on February 2, 2016. If the Company fails to regain compliance during this grace period, the Company’s common stock will be subject to delisting by NASDAQ.

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

Overview

During the first half of 2015, we continued to progress with the clinical development of sapacitabine in acute myeloid leukemia, or AML, myelodysplastic syndromes, or MDS, and solid tumors. We were also able to continue to advance our early pipeline through the support of government funding or investigator-sponsored trials.

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

In parallel to the follow-up of enrolled patients, we also plan to submit a Pediatric Investigation Plan, or PIP, to the European Medicines Agency, or EMA. The EMA requires sponsors to agree to a PIP before a marketing authorization application, or MAA, can be accepted, and because the lead times can be long, we plan to submit a PIP ahead of any MAA submission. Depending on the final SEAMLESS data, we may meet with regulatory authorities in Europe and the U.S. to discuss registration submissions for sapacitabine for the AML indication.

The second indication for sapacitabine is high-risk MDS after failure of front-line hypomethylating agents, or HMA, azacitidine and/or decitabine. We have recently completed enrollment of a patient cohort in an additional part of the ongoing MDS Phase 2 study in order to evaluate better dosing regimens. We will follow-up these additional Phase 2 patients until mature survival data become available. In parallel, we have conducted a feasibility analysis in preparation for a Phase 2b randomized controlled trial of sapacitabine in this patient population, which indicated that our proposed study design is feasible.

We reported updated data from the Phase 1 study of sapacitabine in combination with seliciclib as an all-oral, sequentially-administered regimen in heavily-pretreated patients with advanced solid tumors, in particular those carrying BRCA mutations. Initial data with this Cyclacel drug regimen were reported at the American Association of Cancer Research 2013 conference by Dr Shapiro of Dana Farber Cancer Institute, and included confirmed am durable partial responses in BRCA +ve patients. In this updated data set, we observed an overall response rate of 55 percent in heavily-pretreated breast, ovarian and pancreatic cancer patients with BRCA mutations with some patients achieving a partial response staying on study for more than 30 and 60 cycles of treatment.

Cyclin Dependent Kinase (CDK) Inhibitors

CYC065 (Second Generation CDK Inhibitor)

CYC065 is a novel, second generation, CDK2/9 inhibitor. We have received clearance by the FDA of an investigational new drug, or IND, submission, for first-in-human studies for CYC065 in patients with advanced solid tumors and lymphomas, and have received institutional review board approval to initiate the Phase 1 clinical trial. The IND-directed preclinical development of CYC065 was supported by a grant award of approximately $1.9 million from the Biomedical Catalyst of the United Kingdom government. In April 2015, we presented CYC065 preclinical data at the American Association for Cancer Research (AACR) Annual Meeting 2015. Preclinical data demonstrated that CYC065 inhibits key cancer and leukemia survival mechanisms and causes death by apoptosis in cancer cells. We believe CYC065 is effective against AML, and in particular, AML with genetic abnormalities such as MLL rearrangements (MLL-r), which confer a poor prognosis. CYC065 was also shown to be effective against uterine cancer cells including those resistant to chemotherapy, and was especially potent in uterine cancer cells in which cyclin E, the partner protein of CDK2, was amplified or overexpressed. In each case CYC065 showed synergy with available anticancer agents.

Seliciclib (First Generation CDK Inhibitor)

Seliciclib, is a novel, orally-available, CDK inhibitor. The compound selectively inhibits a spectrum of enzyme targets, CDK2, -7 and -9 that are central to the process of cell division and cell cycle control. The target profile of seliciclib is differentiated from the published target profile of other CDK inhibitors. Recent publications by independent investigators showed that seliciclib (i) is more active against non-small cell lung cancer, or NSCLC, cells with K-Ras or N-Ras mutations than those with wild type Ras, and (ii) overcomes resistance to letrozole in breast cancer cells caused by a particular form of cyclin E in complex with CDK2. Preclinical studies have shown that the drug works by inducing cell apoptosis, or cell suicide, in multiple phases of the cell cycle. To date, seliciclib has been evaluated in approximately 450 patients in several Phase 1 and 2 trials, including NSCLC and nasopharyngeal cancer studies, and has shown signs of anti-cancer activity. Seliciclib is also in an on-going Phase 1 study in combination with sapacitabine.

Polo-like Kinase (PLK) Inhibitors

CYC140

We are progressing the IND-directed preclinical development of CYC140, a novel, orally available, PLK1 inhibitor supported by an approximately $3.5 million grant from the Biomedical Catalyst of the United Kingdom government.

Non-oncology Programs

Preclinical results from several independent investigators suggest that cell cycle inhibitors such as seliciclib and its backup molecules arrest the progress of the cell cycle and may have therapeutic benefit in the treatment of patients with autoimmune and inflammatory diseases as well as in diseases characterized by uncontrolled cell proliferation. Published data indicate potential effectiveness against glomerulonephritis, graft-versus-host disease, idiopathic pulmonary fibrosis, lupus nephritis, polycystic kidney disease and rheumatoid arthritis.

In this regard, we are supporting investigator sponsored trials, or ISTs, evaluating seliciclib in endocrinologic and inflammatory indications in patients who have failed prior treatments. Specifically, in an IST at Cedars-Sinai, Los Angeles, the first patient has been dosed in Phase 2 trial to evaluate seliciclib as a potential therapy for Cushing’s disease caused by pituitary tumors. There are limited options for Cushing’s disease patients today. The investigator was awarded a grant from The National Institute of Diabetes and Digestive and Kidney Diseases. In a European IST, seliciclib is being evaluated as a potential treatment for rheumatoid arthritis, or RA, where it may work for RA by targeting proliferating fibroblasts, a different type of approach than conventional RA therapies. This study is also being supported by an approximately $1.5 million grant from the United Kingdom’s Medical Research Council. As with all ISTs, we do not control the timing or conduct of such studies and will report updates as the investigators may notify us from time to time.

On June 29, 2015, we announced the execution of a collaboration, licensing and supply agreement with ManRos Therapeutics SA, or ManRos, for the exclusive development and commercialization of our oral seliciclib capsules by ManRos as a treatment for cystic fibrosis, or CF. Among other terms of the agreement, ManRos licensed rights to our proprietary clinical data to enable clinical development of seliciclib for CF indications. The agreement provides for our supply of seliciclib investigational product for initial and later stage clinical trials of seliciclib in CF and technical assistance related to our know-how to facilitate these trials. We will receive an up-front payment, milestone payments and tiered royalties, if seliciclib is commercialized for the treatment of CF.

Subsequent Events

Equity Transactions

On July 8, 2015, we sold 314,424 shares of our common stock under our purchase agreement with Aspire Capital Fund, LLC, or Aspire, for proceeds of approximately $0.2 million. All of the available shares under the purchase agreement have now been sold and the purchase agreement has terminated according to its terms.

On July 10, 2015, we entered into a Controlled Equity Offering SM Sales Agreement with Cantor Fitzgerald & Co. or Cantor, as sales agent, under which we may, from time to time, sell up to an aggregate of $8.35 million of our shares of common stock through Cantor.

Preferred Stock Dividend

On May 22, 2015, the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per share on our 6% Convertible Exchangeable Preferred Stock, or Preferred Stock. The cash dividend was paid on August 1, 2015 to the holders of record of the Preferred Stock as of the close of business on July 17, 2015.

Deficiency and Compliance Notice from The NASDAQ Stock Market

On August 4, 2015, we received approval from The NASDAQ Stock Market LLC, or NASDAQ, to transfer the listing of the Company’s common stock from the NASDAQ Global Market to the NASDAQ Capital Market. This transfer was effective at the opening of business on August 6, 2015. Our common stock will continue to trade under the symbol “CYCC.” The NASDAQ Capital Market is a continuous trading market that operates in substantially the same manner as the NASDAQ Global Market and requires listed companies to meet certain financial requirements and comply with NASDAQ’s corporate governance requirements.

As previously reported, we were notified by NASDAQ on February 2, 2015 that we were no longer in compliance with the minimum bid price requirement of $1.00 per share for continued listing as set forth in NASDAQ Listing Rule 5450(a)(1). In anticipation of not meeting the minimum bid price requirement by August 3, 2015, the end of its initial 180-day grace period, we had previously applied to transfer the listing of its stock to the NASDAQ Capital Market. The Company currently meets the NASDAQ Capital Market initial listing criteria, except for the bid price requirement. Upon transfer to the NASDAQ Capital Market, we are being afforded an additional 180-day grace period to regain compliance with NASDAQ’s minimum bid price requirement. In order to regain compliance, the minimum bid price per share of the Company’s common stock must be at least $1.00 for at least ten consecutive business days during the second 180-day grace period, which will end on February 2, 2016.

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

Results of Operations

Three Months Ended June 30, 2014 and 2015

Results of Continuing Operations

Revenues

The following table summarizes the components of our revenues for the three months ended June 30, 2014 and 2015 (in $000s, except percentages):

	Three Months Ended June 30,		Difference
	2014	2015	$	%
Grant revenue	$356	$296	$(60)	(17)

We recognized $0.4 million and $0.3 million in grant revenue for the three months ended June 30, 2014 and 2015, respectively, from the European Union and the Biomedical Catalyst of the United Kingdom government.

The future

We expect to recognize approximately $1.8 million in grant revenue over the next two years from the Biomedical Catalyst of the United Kingdom government.

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

The following table provides information with respect to our research and development expenditures for the three months ended June 30, 2014 and 2015 (in $000s except percentages):

	Three Months Ended June 30,		Difference
	2014	2015	$	%
Sapacitabine	$3,766	$1,749	$(2,017)	(54)
Other costs related to research and development programs, management and exploratory research	779	831	52	7
Total research and development expenses	$4,545	$2,580	$(1,965)	(43)

Total research and development expenses represented 77% and 66% of our operating expenses for the three months ended June 30, 2014 and 2015, respectively.

Research and development expenditures decreased $2.0 million to $2.6 million for the three months ended June 30, 2015 from $4.5 million for the three months ended June 30, 2014. Research and development expenses relating to sapacitabine decreased by $2.0 million to $1.7 million for the three months ended June 30, 2015 from $3.8 million for the three months ended June 30, 2014, primarily as a result of decreased expenditures in study and site startup costs associated with the expansion of the SEAMLESS Phase 3 trial into Europe.

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

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three months ended June 30, 2014 and 2015 (in $000s except percentages):

	Three Months Ended March 31,		Difference
	2014	2015	$	%
Total general and administrative expenses	$1,386	$1,333	$(53)	(4)

Total general and administration expenses represented 23% and 34% of our operating expenses for the three months ended June 30, 2014 and 2015, respectively.

The future

We expect our general and administrative expenditures for the year ended December 31, 2015 to be consistent with the year ended December 31, 2014.

Other income (expense)

The following table summarizes other income (expense) for the three months ended June 30, 2014 and 2015 (in $000 except percentages):

	Three Months Ended March 31,		Difference
	2014	2015	$	%
Change in valuation of financial instruments associated with stock purchase agreement	$(64)	$(4)	$60	(94)

Change in valuation of liabilities measured at fair value	20	—	(20)	(100)
Foreign exchange losses	(43)	(195)	(152)	353
Interest income	1	2	1	100
Other income, net	26	62	36	138
Total other income (expense)	$(60)	$(135)	$(75)	125

Total other income (expense) decreased by approximately $0.1 million, from a loss of $60,000 for the three months ended June 30, 2014, to a loss of $0.1 million for the three months ended June 30, 2015.

Change in valuation of financial instruments associated with stock purchase agreement

The fair value of the right to sell additional shares under the November 2013 Purchase Agreement with Aspire is remeasured each reporting period and gains or losses will continue to be reported until the agreement is exhausted or expired. The Company recognized an expense of $64,000 and approximately $4,000 for the three months ended June 30, 2014 and 2015, respectively.

Foreign exchange lossess

Foreign exchange losses increased by approximately $0.2 million, from a loss of approximately $43,000 for the three months ended June 30, 2014, to a loss of approximately $0.2 million for the three months ended June 30, 2015. Foreign exchange gains (losses) are reported in the consolidated statement of operations as a separate line item within other income (expense).

Other income, net

We recognized approximately $26,000 and $0.1 million in other income, net during the three months ended June 30, 2014 and 2015, respectively.

The future

Other income (expense) for the year ended December 31, 2015 will continue to be impacted by changes in foreign exchange rates. There will be minimal impact from the change in valuation of financial instruments associated with the stock purchase agreement for the remainder of 2015 because the we sold all of the remaining available shares under the stock purchase agreement in July 2015 and the purchase agreement has terminated according to its terms.

Because the nature of funding advanced through intercompany loans is that of a long-term investment in nature, unrealized foreign exchange gains and losses on such funding will be recognized in other comprehensive income until repayment of the intercompany loan becomes foreseeable.

Income tax benefit

Credit is taken for research and development tax credits, which are claimed from the United Kingdom’s revenue and customs authority, or HMRC, in respect of qualifying research and development costs incurred.

The following table summarizes total income tax benefit for the three months ended June 30, 2014 and 2015 (in $000s except percentages):

	Three Months Ended June 30,		Difference
	2014	2015	$	%
Total income tax benefit	$816	$405	$(411)	(50)

The total income tax benefit, primarily composed of research and development tax credits recoverable, decreased approximately $0.4 million to an income tax benefit of $0.4 million for the three months ended June 30, 2015 from an income tax benefit of $0.8 million for the three months ended June 30, 2014. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so. The amount of tax credits we will receive is entirely dependent on the amount of eligible expenses we incur. We expect our qualifying research and development expenditure to decrease for the year ended December 31, 2015 in comparison to the year ended December 31, 2014.

Results of Discontinued Operations

The following table summarizes our net income from discontinued operations for the three months ended June 30, 2014 and 2015 (in $000s except percentages):

	Three Months Ended June 30,		Difference
	2014	2015	$	%
Income from discontinued operations	$10	$—	$(10)	(100)
Income tax on discontinued operations	(3)	—	3	(100)
Net income from discontinued operations	$7	$—	$(7)	(100)

In August 2012, we entered into a termination and settlement agreement with Sinclair Pharmaceuticals Limited, or Sinclair, to terminate, effective September 30, 2012, the distribution agreements relating to the promotion and sale of Xclair®, Numoisyn® Lozenges and Numoisyn® Liquid (collectively, the ALIGN products), after which we no longer generated product revenue.

The net income from discontinued operations of approximately $7,000 in the three months to June 30, 2014 is the amortization of the discount on the minimum royalty arrangement, net of applicable taxes. We did not recognize any net income from discontinued operations during the three months ended June 30, 2015.

The future

We ceased operations associated with the ALIGN products effective September 30, 2012 and do not expect significant activity going forward.

Six Months Ended June 30, 2014 and 2015

Results of Continuing Operations

Revenues

The following table summarizes the components of our revenues for the six months ended June 30, 2014 and 2015 (in $000s except percentages):

	Six Months Ended June 30,		Difference
	2014	2015	$	%
Grant revenue	$752	$808	56	7

We recognized $0.8 million in grant revenue for each of the six months ended June 30, 2014 and 2015 from the European Union and the Biomedical Catalyst of the United Kingdom government.

The future

We expect to recognize approximately $1.8 million in grant revenue over the next two years from the Biomedical Catalyst of the United Kingdom government.

Research and development expenses

The following table provides information with respect to our research and development expenditures for the six months ended June 30, 2014 and 2015 (in $000s except percentages):

	Six Months Ended June 30,		Difference
	2014	2015	$	%
Sapacitabine	$7,342	$4,963	(2,379)	(32)
Other costs related to research and development programs, management and exploratory research	1,547	1,959	412	27
Total research and development expenses	$8,889	$6,922	(1,967)	(22)

Total research and development expenses represented 76% and 71% of our operating expenses for the six months ended June 30, 2014 and 2015, respectively.

Research and development expenditures decreased by $2.0 million to $6.9 million for the six months ended June 30, 2015 from $8.9 million for the six months ended June 30, 2014. The decrease was primarily due to study and site startup costs and drug product costs associated with the expansion of the SEAMLESS Phase 3 trial into Europe during the six months ended June 30, 2014. Other costs related to research and development programs, management, and exploratory research increased by $0.4 million to $2.0 million for the six months ended June 30, 2015 from $1.5 million for the six months ended June 30, 2014 as a result of increased expenditures related to grant funded research.

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

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the six months ended June 30, 2014 and 2015 (in $000s except percentages):

	Six Months Ended June 30,		Difference
	2014	2015	$	%
Total general and administrative expenses	$2,848	$2,801	(47)	(2)

Total general and administration expenses represented 24% and 29% of our operating expenses for the six months ended June 30, 2014 and 2015, respectively.

Our general and administrative expenses of $2.8 million was approximately the same for the six months ended June 30, 2014 and June 30, 2015.

The future

We expect our general and administrative expenditures for the year ended December 31, 2015 to be consistent with the year ended December 31, 2014.

Other income (expense)

The following table summarizes other income (expense) for the six months ended June 30, 2014 and 2015 (in $000 except percentages):

	Six Months Ended June 30,		Difference
	2014	2015	$	%
Change in valuation of financial instruments associated with stock purchase agreement	$(111)	$(24)	$87	(78)
Change in valuation of liabilities measured at fair value	20	—	(20)	(100)
Foreign exchange losses	(33)	(573)	(540)	1,636
Interest income	2	3	1	50
Other income, net	26	82	56	215
Total other income (expense)	$(96)	$(512)	$(416)	433

Total other income (expense) decreased by approximately $0.4 million, from a loss of approximately $0.1 million for the six months ended June 30, 2014, to a loss of $0.5 million for the six months ended June 30, 2015.

Change in valuation of financial instruments associated with stock purchase agreement

The fair value of the right to sell additional shares under the Purchase Agreement with Aspire is remeasured each reporting period and gains or losses will continue to be reported until the agreement is exhausted or expired. The Company recognized a $24,000 expense for the six months ended June 30, 2015 related to the November 2013 transaction.

Change in valuation of liabilities measured at fair value

The Company recognized income of approximately $20,000 during the six months ended June 30, 2014 as a result of the Company’s fair value determination of the liability associated with an agreement with Scottish Enterprise, or SE, at June 30, 2014. The SE agreement terminated in July 2014.

Foreign exchange lossess

Foreign exchange lossess decreased by $0.5 million, from a loss of approximately $33,000 for the six months ended June 30, 2014, to a loss of $0.6 million for the six months ended June 30, 2015. Foreign exchange gains (losses) are reported in the consolidated statement of operations as a separate line item within other income (expense).

Other income, net

We recognized approximately $26,000 and $0.1 million in other income, net during the six months ended June 30, 2014 and 2015, respectively.

The future

Other income (expense) for the year ended December 31, 2015 will continue to be impacted by changes in foreign exchange rates. There will be minimal impact from the change in valuation of financial instruments associated with the stock purchase agreement for the remainder of 2015 because we sold all of the remaining available shares under the stock purchase agreement in July 2015 and the purchase agreement has terminated according to its terms.

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

The following table summarizes the income tax benefit for the six months ended June 30, 2014 and 2015 (in $000s except percentages):

	Six Months Ended June 30,		Difference
	2014	2015	$	%
Total income tax benefit	$1,385	$1,168	$(217)	(16)

The total income tax benefit, primarily composed of research and development tax credits recoverable, decreased by approximately $0.2 million to $1.2 million for the six months ended June 30, 2015 from $1.4 million for the six months ended June

30, 2014. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.

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

Results of Discontinued Operations

The following table summarizes our net income from discontinued operations for the six months ended June 30, 2014 and 2015 (in $000s except percentages):

	Six Months Ended June 30,		Difference
	2014	2015	$	%
Income from discontinued operations	$23	$—	$(23)	(100)
Income tax on discontinued operations	(8)	—	8	(100)
Net income from discontinued operations	$15	$—	$(15)	(100)

In August 2012, we entered into a termination and settlement agreement with Sinclair to terminate, effective September 30, 2012, our license to distribute the ALIGN products, after which we no longer generated product revenue.

The net income from discontinued operations of approximately $15,000 in the six months to June 30, 2014 is the amortization of the discount on the minimum royalty arrangement, net of applicable taxes. We did not recognize any income from discontinued operations for the six months ended June 30, 2015.

The future

We ceased operations associated with the ALIGN products effective September 30, 2012 and do not expect significant activity going forward.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at December 31, 2014 and June 30, 2015 (in $000s except percentages):

	December 31, 2014	June 30, 2015	$ Difference	% Difference
Cash and cash equivalents	$24,189	$26,902	$2,713	11

Working capital:
Current assets	$29,000	$30,479	1,479	5
Current liabilities	(7,493)	(6,490)	1,003	(13)
Working capital	$21,507	$23,989	$2,482	12

At June 30, 2015, we had cash and cash equivalents of $26.9 million as compared to $24.2 million at December 31, 2014.

We have relied primarily on the proceeds from sales of common and preferred equity securities, as well as the exercise of warrants, to finance our operations and internal growth. Additional funding has come through interest on investments, licensing revenue, government grants, the sale of product rights, and research and development tax credits.

We believe that existing funds together with cash generated from operations and recent financing activities are sufficient to satisfy our planned working capital, capital expenditures and other financial commitments beyond the availability of mature data for final analysis of the SEAMLESS Phase 3 trial. However, we do not currently have sufficient funds to complete development and commercialization of any of our drug candidates. Current business and capital market risks could have a detrimental effect on the availability of sources of funding and our ability to access them in the future which may delay or impede our progress of advancing our drugs currently in the clinical pipeline to approval by the FDA or other international regulatory authority for commercialization.

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2014 and 2015, is summarized as follows (in $000s):

	Six Months Ended June 30,
	2014	2015
Net cash used in operating activities	$(8,827)	$(7,678)
Net cash provided by investing activities	$127	$1
Net cash provided by financing activities	$10,865	$10,256

Cash flows generated from discontinued operations have been combined with the cash flows from continuing operations within each of the Operating, Investing and Financing activities sections.

Operating activities

Net cash used in operating activities decreased by $1.1 million, from $8.8 million for the six months ended June 30, 2014 to $7.7 million for the six months ended June 30, 2015. The decrease in cash used in operating activities is primarily because of decreased expenditures related to the SEAMLESS trial after enrollment in the trial was completed in December 2014.

Investing activities

Net cash provided by investing activities decreased from approximately $0.1 million for the six months ended June 30, 2014 to net cash provided by investing activities of approximately $1,000 for the six months ended June 30, 2015. Net cash provided by investing activities was primarily payments received from the termination and settlement agreement with Sinclair of approximately $0.1 million and approximately $24,000 in for the six months ended June 30, 2015 and 2015, respectively, partially offset by purchases of fixed assets.

Financing activities

Net cash provided by financing activities was $10.3 million for the six months ended June 30, 2015, primarily as a result of approximately $9.2 million in net proceeds from the issuance of common stock in March 2015, and $1.2 million in proceeds from the issuance of common stock under the Purchase Agreement with Aspire entered into in November 2013.

Net cash provided by financing activities was $10.9 million for the six months ended June 30, 2014, primarily as a result of approximately $9.3 million in proceeds from the issuance of common stock in April 2014, and $1.7 million in proceeds from the issuance of common stock under the Purchase Agreement with Aspire.

Operating Capital and Capital Expenditure Requirements

To date, we have not generated significant product revenue but have financed our operations and internal growth through private placements, registered direct financings, licensing revenue, collaborations, interest on investments, government grants and research and development tax credits. We have recognized grant revenues of $0.8 million during the six months ended June 30, 2015 from the Biomedical Catalyst of the United Kingdom government. We have also recognized $1.2 million in research and development tax credits, which are reported as income tax benefits on the consolidated statements of operations, from the HMRC, during the six months ended June 30, 2015. On July 10, 2015, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor, under which we may, from time to time, sell up to an aggregate of $8.35 million of our shares of common stock.

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

Stock-based Compensation

We grant stock options, restricted stock units and restricted stock to officers, employees, directors and consultants under the Company’s 2015 Equity Incentive Plan, or 2015 Plan, which was approved on May 22, 2015. Awards granted prior to the adoption of the 2015 Plan were granted under the Amended and Restated Equity Incentive Plan, or 2006 Plan, which was originally approved on March 16, 2006 and subsequently amended and restated as of April 14, 2008 and May 23, 2012.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of June 30, 2015, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

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

On September 13, 2010, and as amended on October 11, 2011, we reached agreement with the FDA regarding an SPA on the design of a pivotal Phase 3 trial, the SEAMLESS trial, for our sapacitabine oral capsules administered in alternating cycles with decitabine as a front-line treatment in elderly patients aged 70 years or older with newly diagnosed AML, who are not candidates for or who have refused intensive chemotherapy. An SPA is an agreement between a sponsor of the trial and the FDA on the design of the Phase 3 clinical trial protocol and analysis that will form the primary basis of an efficacy claim in a New Drug Application, or NDA, and if reached will be binding on the FDA. In the absence of a subsequent agreement between the FDA and the sponsor to modify the SPA, it is not binding if the sponsor fails to follow the agreed upon protocol, if data supporting the request are found to be false or incomplete, or if the FDA determines that a substantial scientific issue essential to product efficacy or safety was identified. An SPA, however, neither guarantees approval nor provides any assurance that a marketing application would be approved by the FDA. There are companies that have been granted SPAs but that have ultimately failed to obtain final approval to market their drugs. In January 2011, we opened enrollment in the lead-in portion of the SEAMLESS trial and in October 2011, we opened enrollment in the randomized portion of the trial.

In addition, the FDA may revise previous guidance or decide to ignore previous guidance at any time during the course of clinical activities or after the completion of clinical trials. The FDA may raise issues relating to, among other things, safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters, or internal inconsistencies in the data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision. Even with successful clinical safety and efficacy data, including such data from a clinical trial conducted pursuant to an SPA, we may be required to conduct additional, expensive clinical trials to obtain regulatory approval.

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

Clinical trials are expensive, complex, can take many years to conduct and may have uncertain outcomes. We estimate that clinical trials of our most advanced drug candidates may be required to continue beyond our available funding and may take several more years to complete. The designs used in some of our trials have not been used widely by other pharmaceutical companies. Failure can occur at any stage of the testing and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of our current or future drug candidates, including but not limited to:

•	delays in securing clinical investigators or trial sites for our clinical trials;

•	delays in obtaining Institutional Review Board, or IRB, and regulatory approvals to commence a clinical trial;

•	slower than anticipated rates of patient recruitment and enrollment, or not reaching the targeted number of patients because of competition for patients from other trials, or if there is limited or no availability of coverage, reimbursement and adequate payment from health maintenance organizations and other third party payors for the use of agents used in our clinical trials, such as decitabine in SEAMLESS, or other reasons;

•	negative or inconclusive results from clinical trials, such as the recommendations of the DSMB regarding our Phase 3 SEAMLESS study of sapacitabine oral capsules in AML. For example, in December 2014, the DSMB determined that the planned futility boundary had been crossed in the SEAMLESS trial and determined that based on available interim data, it would be unlikely for the study to reach statistically significant improvement in survival;

•	unforeseen safety issues;

•	uncertain dosing issues that may or may not be related to suboptimal pharmacokinetic and pharmacodynamics behaviors;

•	approval and introduction of new therapies or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications obsolete;

•	inability to monitor patients adequately during or after treatment or problems with investigator or patient compliance with the trial protocols;

•	inability to replicate in large controlled studies’ safety and efficacy data obtained from a limited number of patients in uncontrolled trials;

•	inability or unwillingness of medical investigators to follow our clinical protocols; and

•	unavailability of clinical trial supplies.

If we suffer any significant delays, setbacks or negative results in, or termination of, our clinical trials, we may be unable to continue the development of our drug candidates or generate revenue, and our development costs could increase significantly. Adverse events have been observed in our clinical trials and may force us to stop development of our product candidates or prevent regulatory approval of our product candidates.

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

In addition, we may pursue clinical trials for sapacitabine and seliciclib in more than one indication. There is a risk that severe toxicity observed in a trial for one indication could result in the delay or suspension of all trials involving the same drug candidate. Even if we believe the data collected from clinical trials of our drug candidates are promising with respect to safety and efficacy, such data may not be deemed sufficient by regulatory authorities to warrant product approval. Clinical data can be interpreted in different ways. Regulatory officials could interpret such data in different ways than we do which could delay, limit or prevent regulatory approval. We, the FDA, or other regulatory authorities may suspend or terminate clinical trials at any time. Any failure or significant delay in completing clinical trials for our drug candidates, or in receiving regulatory approval for the commercialization of our drug candidates, may severely harm our business and reputation.

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

For most purposes, however, biomarkers have not been scientifically validated. If our understanding and use of biomarkers is inaccurate or flawed, or if our reliance on them is otherwise misplaced, then we will not only fail to realize any benefits from using biomarkers, but may also be led to invest time and financial resources inefficiently in attempting to develop inappropriate drug candidates. Moreover, although the FDA has issued for comment a draft guidance document on the potential use of biomarker data in clinical development, such data are not currently accepted by the FDA or other regulatory agencies in the United States, the European Union or elsewhere in applications for regulatory approval of drug candidates, and there is no guarantee that such data will ever be accepted by the relevant authorities in this connection. Our biomarker data should not be interpreted as evidence of efficacy.

Due to our reliance on contract research organizations or other third parties to conduct clinical trials, we may be unable to directly control the timing, conduct and expense of our clinical trials.

We do not have the ability to independently conduct clinical trials required to obtain regulatory approvals for our drug candidates. We must rely on third parties, such as contract research organizations, data management companies, contract clinical research associates, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. In addition, we rely on third parties to assist with our preclinical development of drug candidates. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, or if the third parties need to be replaced or the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our drug candidates.

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

Although we are not currently party to any collaboration arrangement or strategic alliance that is material to our business, in the future we expect to be dependent upon collaborative arrangements or strategic alliances to complete the development and commercialization of some of our drug candidates, particularly after the Phase 2 stage of clinical testing. These arrangements may place the development of our drug candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates under development. We currently lack the resources or the capacity to manufacture any of our products on a clinical or commercial scale. We anticipate future reliance on a limited number of third party manufacturers until we are able, or decide to, expand our operations to include manufacturing capacities. If the FDA or other regulatory agencies approve any of our drug candidates for commercial sale, or if we significantly expand our clinical trials, we will need to manufacture them in larger quantities and will be required to secure alternative third-party suppliers to our current suppliers. To date, our drug candidates have been manufactured in small quantities for preclinical testing and clinical trials and we may not be able to successfully increase the manufacturing capacity, whether in collaboration with our current or future third-party manufacturers or on our own, for any of our drug candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA and other regulatory bodies must review and approve. If we are unable to successfully increase the manufacturing capacity for a drug candidate, whether for late stage clinical trials or for commercial sale, or are unable to secure alternative third-party suppliers to our current suppliers, the drug development, regulatory approval or commercial launch of any related drugs may be delayed or blocked, or there may be a shortage in supply. Even if any third party manufacturer makes improvements in the manufacturing process for our drug candidates, we may not own, or may have to share, the intellectual property rights to such innovation. Any performance failure on the part of manufacturers could delay late stage clinical development or regulatory approval of our drug, the commercialization of our drugs, or our ability to sell our commercial products, producing additional losses and depriving us of potential product revenues.

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

Obtaining an NDA approval is expensive and is a complex, lengthy and uncertain process. The FDA approval process for a new drug involves completion of preclinical studies and the submission of the results of these studies to the FDA, together with proposed clinical protocols, manufacturing information, analytical data and other information in an IND, which must become effective before human clinical trials may begin. Clinical development typically involves three phases of study: Phase 1, 2 and 3. The most significant costs associated with clinical development are the pivotal or suitable for registration late Phase 2 or Phase 3 clinical trials, as they tend to be the longest and largest studies conducted during the drug development process. After completion of clinical trials, an NDA may be submitted to the FDA. In responding to an NDA, the FDA may refuse to file the application, or if accepted for filing, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. In addition, failure to comply with the FDA and other applicable foreign and U.S. regulatory requirements may subject us to administrative or judicially imposed sanctions. These include warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production and refusal to approve either pending NDAs, or supplements to approved NDAs.

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

The FDA and other regulatory authorities in the United States, the European Union and elsewhere exercise substantial discretion in the drug approval process. The number, size and design of preclinical studies and clinical trials that will be required for FDA or other regulatory approval will vary depending on the drug candidate, the disease or condition for which the drug candidate is intended to be used, and the regulations and guidance documents applicable to any particular drug candidate. The FDA or other regulators can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to:

•	those discussed in the risk factor which immediately follows;

•	the fact that the FDA or other regulatory officials may find that our or our third party manufacturer’s processes or facilities are not in compliance with current Good Manufacturing Practice, or cGMP; or

•	the fact that new regulations may be enacted by the FDA, or that other regulators may change their approval policies or adopt new regulations requiring new or different evidence of safety and efficacy for the intended use of a drug candidate.

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

Our product candidates, if approved, will also be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. In addition, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA and other regulatory requirements and requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to the FDA’s cGMP. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and other regulatory agencies and to comply with certain requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. Accordingly, we may not promote our approved products, if any, for indications or uses for which they are not approved.

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

Our competitors may succeed in obtaining patent protection and regulatory approval and may market drugs before we do. If our competitors market drugs that are less expensive, safer, more effective or more convenient to administer than our potential drugs, or that reach the market sooner than our potential drugs, we may not achieve commercial success. Scientific, clinical or technical developments by our competitors may render our drug candidates obsolete or noncompetitive. We anticipate that we will face increased competition in the future as new companies enter the markets and as scientific developments progress. If our drug candidates obtain regulatory approvals but do not compete effectively in the marketplace, our business will suffer.

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

Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance. If there is not sufficient reimbursement for our products, it is less likely that they will be widely used. Market acceptance and sales of product candidates that we develop, if approved, will depend on reimbursement policies, and may be affected by future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels for. We cannot be certain that reimbursement will be available for product candidates that we develop. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, our products. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize any of our product candidates.

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

Because we conduct clinical trials in humans, we face the risk that the use of our drug candidates will result in adverse effects. We believe that we have obtained reasonably adequate product liability insurance coverage for our trials. We cannot predict, however, the possible harm or side effects that may result from our clinical trials. Such claims may damage our reputation and we may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, our insurance coverage, or if the amount of the insurance coverage is insufficient to meet any liabilities resulting from any claims.

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

Our commercialization efforts in the United States are subject to various federal and state laws pertaining to promotion and healthcare fraud and abuse, including federal and state anti-kickback, fraud, and false claims laws. Anti-kickback laws make it illegal for a manufacturer to offer or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase of a product. The federal government has published many regulations relating to the anti-kickback statutes, including numerous safe harbors or exemptions for certain arrangements. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payers including Medicare and Medicaid, claims for reimbursed products or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services.

Our activities relating to the sale and marketing of our products will be subject to scrutiny under these laws and regulations. It may be difficult to determine whether or not our activities comply with these complex legal requirements. Violations are punishable by significant criminal and/or civil fines and other penalties, as well as the possibility of exclusion of the product from coverage under governmental healthcare programs, including Medicare and Medicaid. If the government were to investigate or make allegations against us or any of our employees, or sanction or convict us or any of our employees, for violations of any of these legal requirements, this could have a material adverse effect on our business, including our stock price. Our activities could be subject to challenge for many reasons, including the broad scope and complexity of these laws and regulations, the difficulties in interpreting and applying these legal requirements, and the high degree of prosecutorial resources and attention being devoted to the biopharmaceutical industry and health care fraud by law enforcement authorities. During the last few years, numerous biopharmaceutical companies have paid multi-million dollar fines and entered into burdensome settlement agreements for alleged violation of these requirements, and other companies are under active investigation. Although we have developed and implemented corporate and field compliance programs as part of our commercialization efforts, we cannot assure you that we or our employees, directors or agents were, are or will be in compliance with all laws and regulations or that we will not come under investigation, allegation or sanction.

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

If any third party manufacturer service providers do not meet our or our licensor’s requirements for quality, quantity or timeliness, or do not achieve and maintain compliance with all applicable regulations, demand for our products or our ability to continue supplying such products could substantially decline. Because the third party manufacturers are the sole supplier of the products, any delays may impact our sales.

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

For our product candidates currently under development, our strategy is to develop compounds through the Phase 2 stage of clinical testing and market or co-promote certain of our drugs. We currently have no sales, marketing or distribution capabilities. We will depend primarily on strategic alliances with third parties, which have established distribution systems and sales forces, to commercialize our drugs. To the extent that we are unsuccessful in commercializing any drugs ourselves or through a strategic alliance, product revenues may suffer, we may incur significant additional losses, and our share price would be negatively affected.

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

We have obtained limited product liability insurance coverage for our clinical trials in the United States and in selected other jurisdictions where we are conducting clinical trials. Our primary product liability insurance coverage for clinical trials in the United States is currently limited to an aggregate of $5.0 million, and we have coverage outside of the United States for lesser amounts that vary by country. As such, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash resources and adversely affect our business.

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

We have funded all of our operations and capital expenditures with proceeds from the issuance of public equity securities, private placements of our securities, interest on investments, licensing revenue, government grants, research and development tax credits and product revenue. In order to conduct the lengthy and expensive research, preclinical testing and clinical trials necessary to complete the development and marketing of our drug candidates, we will require substantial additional funds. We may have insufficient public equity available for issue to raise the required additional substantial funds to implement our operating plan, and we may not be able to obtain the appropriate stockholder approvals necessary to increase our available public equity for issuance within a time that we may require additional funding. Based on our current operating plans of focusing on the advancement of sapacitabine, we expect our existing resources to be sufficient to fund our planned operations for at least the next twelve months. To meet our long-term financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. To the extent that we raise additional funds through collaborations and licensing arrangements, we may have to relinquish valuable rights to our drug discovery and other technologies, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. Additional funding may not be available to us on favorable terms, or at all, particularly in light of the current economic conditions. If we are unable to obtain additional funds, we may be forced to delay or terminate our current clinical trials and the development and marketing of our drug candidates including sapacitabine.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

As widely reported, global credit and financial markets have experienced extreme disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not continue to occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current financial markets deteriorate, or do not improve, it may make any necessary financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price, and could require us to delay or abandon clinical development or other operating or strategic plans for our business.

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

We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of December 31, 2014 and June 30, 2015, our accumulated deficit was $308.8 million and $317.1 million, respectively. Our net loss was $9.7 million and $8.3 million for the six months ended June 30, 2014 and 2015. Our drug candidates are in the mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years as we continue our research and development of our drug candidates, seek regulatory approvals and commercialize any approved drugs. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.

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

On August 4, 2015, we received approval from The NASDAQ Stock Market LLC, or NASDAQ, to transfer the listing of our common stock from the NASDAQ Global Market to the NASDAQ Capital Market. This transfer will be effective at the opening of business on August 6, 2015. Our common stock will continue to trade under the symbol “CYCC.” The NASDAQ Capital Market is a continuous trading market that operates in substantially the same manner as the NASDAQ Global Market and requires listed companies to meet certain financial requirements and comply with NASDAQ’s corporate governance requirements.

As previously reported, we were notified by NASDAQ on February 2, 2015 that we were no longer in compliance with the minimum bid price requirement of $1.00 per share for continued listing as set forth in NASDAQ Listing Rule 5450(a)(1). In anticipation of not meeting the minimum bid price requirement by August 3, 2015, the end of its initial 180-day grace period, we had previously applied to transfer the listing of its stock to the NASDAQ Capital Market. The Company currently meets the NASDAQ Capital Market initial listing criteria, except for the bid price requirement. Upon transfer to the NASDAQ Capital Market, we are being afforded an additional 180-day grace period to regain compliance with NASDAQ’s minimum bid price requirement. In order to regain compliance, the minimum bid price per share of the Company’s common stock must be at least $1.00 for at least ten consecutive business days during the second 180-day grace period, which will end on February 2, 2016.

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

Research and development is an expensive process. As part of our operating plan, we have decided to focus our clinical development priorities on sapacitabine while still possibly continuing to progress additional programs pending the availability of clinical data and the availability of funds, at which time we will determine the feasibility of pursuing, if at all, further advanced development of seliciclib, or additional programs. Because we have to prioritize our development candidates as a result of budget constraints, we may not be able to fully realize the value of our product candidates in a timely manner, if at all.

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

Sapacitabine is protected by (i) United States-granted composition of matter patents claiming certain stable crystalline forms of sapacitabine and their pharmaceutical compositions and therapeutic uses that expire in 2022 (and may be eligible for a Hatch-Waxman term restoration of up to five years, which could extend the expiration date to 2027); (ii) United States and European-granted patents that expire in 2029 claiming the combination of sapacitabine with hypomethylating agents, including decitabine, which is being tested as the active arm in the SEAMLESS Phase 3 trial; and (iii) a United States-granted patent claiming a specified method of administration of sapacitabine with patent exclusivity until July 2030. An amorphous form of sapacitabine is covered in granted, composition of matter patents that expired in 2014 in the United States and expired in 2012 outside of the United States. The amorphous sapacitabine form was used in early Phase 1 clinical trials. We have used one of the stable, crystalline forms of sapacitabine in nearly all our Phase 1 and all our Phase 2 and Phase 3 clinical studies. We have also chosen this crystalline form for commercialization. Additional patents and applications claim certain medical uses, combinations, formulations and dosing regimens of sapacitabine which have emerged in our clinical trials, as well as a process for the preparation of sapacitabine.

Seliciclib is protected by granted composition of matter patents that expire in 2016. Additional patents and applications claim certain medical uses of seliciclib, including combination use with sapacitabine, which have emerged in our preclinical research and clinical trials. The latest to expire of the granted patents expires in 2028. Failure to obtain, maintain or extend the patents could adversely affect our business. We will only be able to protect our drug candidates and our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

Our ability to obtain patents is uncertain because legal means afford only limited protections and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Some legal principles remain unresolved, and the breadth or interpretation of claims allowed in patents in the United States, the European Union or elsewhere can still be difficult to ascertain or predict. In addition, the specific content of patents and patent applications that are necessary to support and interpret patent claims is highly uncertain due to the complex nature of the relevant legal, scientific and factual issues. Changes in either patent laws or in interpretations of patent laws in the United States, the European Union or elsewhere may diminish the value of our intellectual property or narrow the scope of our patent protection. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies. In addition, we generally do not control the patent prosecution of subject matter that we license from others and have not controlled the earlier stages of the patent prosecution. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we would over our own.

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

There is a risk that we are infringing or will infringe the proprietary rights of third parties because patents and pending applications belonging to third parties exist in the United States, the European Union and elsewhere in the world in the areas of our research. Others might have been the first to make the inventions covered by each of our or our licensors’ pending patent applications and issued patents and might have been the first to file patent applications for these inventions. We are aware of several published patent applications, and understand that others may exist, that could support claims that, if granted and held valid, could cover various aspects of our developmental programs, including in some cases particular uses of our lead drug candidate sapacitabine, seliciclib or other therapeutic candidates, or gene sequences, substances, processes and techniques that we use in the course of our research and development and manufacturing processes. We are aware that other patents exist that claim substances, processes and techniques, which, if held valid, could potentially restrict the scope of our research, development or manufacturing operations. In addition, we understand that other applications and patents exist relating to potential uses of sapacitabine and seliciclib that are not part of our current clinical programs for these compounds. Numerous third-party United States and foreign issued patents and pending applications exist in the area of kinases, including CDK, PLK and AK for which we have research programs. For example, some pending patent applications contain broad claims that could represent freedom to operate limitations for some of our kinase programs should they be issued unchanged. Although we intend to continue to monitor these applications, we cannot predict what claims will ultimately be allowed and if allowed what their scope would be. In addition, because the patent application process can take several years to complete, there may be currently pending applications, unknown to us, which may later result in issued patents that cover the production, manufacture, commercialization or use of our drug candidates. If we wish to use the technology or compound claimed in issued and unexpired patents owned by others, we will need to obtain a license from the owner, enter into litigation to challenge the validity of the patents, or incur the risk of litigation in the event that the owner asserts that we infringe its patents. In one case we have opposed a European patent relating to human aurora kinase and the patent has been finally revoked (no appeal was filed). We are also aware of a corresponding U.S. patent containing method of treatment claims for specific cancers using aurora kinase modulators which, if held valid, could potentially restrict the use of our aurora kinase inhibitors once clinical trials are completed.

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

In addition, in the event a third party seeks to acquire our company or acquire control of our company by way of a merger, but the terms of such offer do not provide for our preferred stock to remain outstanding or be converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to our preferred stock, the terms of the Certificate of Designations of our preferred stock provide for an adjustment to the conversion ratio of our preferred stock such that, depending on the terms of any such transaction, preferred stockholders may be entitled, by their terms, to receive up to $10.00 per share in common stock, causing our common stockholders not to receive as favorable a price as the price at which such shares may be trading at the time of any such transaction. As of June 30, 2015, there were 335,273 shares of our preferred stock issued and outstanding. If the transaction were one in which proceeds were received by the Company for distribution to stockholders, and the terms of the Certificate of Designations governing the preferred stock were strictly complied with, approximately $4.0 million would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time. Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.

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

If our common or preferred stockholders sell substantial amounts of our stock in the public market, or the market perceives that such sales may occur, the market price of our common and preferred stock could fall. If additional holders of preferred stock elect to convert their shares to shares of common stock at renegotiated prices, such conversion, as well as the sale of substantial amounts of our common stock, could cause dilution to existing holders of our common stock, thereby also negatively affecting the price of our common stock. For example, in 2013, we issued an aggregate of 1,684,471 shares of our common stock in exchange for an aggregate of 877,869 shares of our preferred stock in arms-length negotiations between us and the other parties who had approached us to propose the exchanges.

If we exchange the convertible preferred stock for debentures, the exchange will be taxable, but we will not provide any cash to pay any tax liability that any convertible preferred stockholder may incur.

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

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend on our financial condition, results of operations, capital requirements, the outcome of the review of our strategic alternatives and other factors, and will be at the discretion of our Board of Directors. Accordingly, investors will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock. Furthermore, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends.

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

Our management team will have broad discretion over the use of the net proceeds from the sale of our common stock through Cantor Fitzgerald & Co., or Cantor.

On July 10, 2015, we entered into a Controlled Equity Offering™ with Cantor, as sales agent, pursuant to which we may sell, through Cantor, up to an aggregate of $8.35 million in shares of our common stock. Our management will use its discretion to direct the net proceeds from the sale of those shares. We intend to use all of the net proceeds, together with cash on hand, for general corporate purposes. General corporate purposes may include working capital, capital expenditures, development costs, strategic investments or possible acquisitions. Our management’s judgments may not result in positive returns on your investment and you will not have an opportunity to evaluate the economic, financial or other information upon which our management bases its decisions.

The sale of our common stock through Cantor may cause substantial dilution to our existing stockholders and the sale, actual or anticipated, of the shares of common stock to be sold through Cantor could cause the price of our common stock to decline.

We have the right to sell up to $8.35 million of our shares of common stock through Cantor, as sales agent. These shares have been registered with the SEC. Any actual or anticipated sales of shares through Cantor may cause the trading price of our common stock to decline. Additional issuances of shares through Cantor may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock through Cantor, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of sales of our shares through Cantor, and the purchase agreement may be terminated by us at any time at our discretion without any penalty or cost to us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: August 12, 2015	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and
Executive Vice President, Finance

