Form 10-Q
period 2015-09-30
Cyclacel Pharmaceuticals, Inc.
filed 2015-11-12
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 11, 2015 there were 34,702,910 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

	December 31,	September 30,
	2014	2015
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,189	$22,728
Prepaid expenses and other current assets	4,640	3,966
Current assets of discontinued operations	171	100
Total current assets	29,000	26,794
Property, plant and equipment (net)	387	255
Total assets	$29,387	$27,049
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,792	$1,616
Accrued and other current liabilities	4,626	3,572
Current liabilities of discontinued operations	75	75
Total current liabilities	7,493	5,263
Other liabilities	206	186
Total liabilities	7,699	5,449
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2014 and September 30, 2015; 335,273 shares issued and outstanding at December 31, 2014 and September 30, 2015. Aggregate preference in liquidation of $3,989,749 at December 31, 2014 and September 30, 2015.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2014 and September 30, 2015; 23,199,469 and 34,702,910 shares issued and outstanding at December 31, 2014 and September 30, 2015, respectively.	23	34
Additional paid-in capital	330,962	341,891
Accumulated other comprehensive loss	(480)	(540)
Accumulated deficit	(308,817)	(319,785)
Total stockholders’ equity	21,688	21,600
Total liabilities and stockholders’ equity	$29,387	$27,049

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2015	2014	2015
Revenues:
Grant revenue	$735	$462	$1,487	$1,270
Collaboration and research and development revenue	—	253	—	253
Total revenues	735	715	1,487	1,523
Operating expenses:
Research and development	4,972	2,904	13,861	9,826
General and administrative	1,433	1,205	4,281	4,006
Total operating expenses	6,405	4,109	18,142	13,832
Operating loss	(5,670)	(3,394)	(16,655)	(12,309)
Other income (expense):
Change in valuation of financial instruments associated with stock purchase agreement	(4)	(27)	(115)	(51)
Change in valuation of liabilities measured at fair value	—	—	20	—
Foreign exchange gains (losses)	10	219	(23)	(354)
Interest income	3	2	5	5
Other income, net	—	13	26	95
Total other income (expense)	9	207	(87)	(305)
Loss from continuing operations before taxes	(5,661)	(3,187)	(16,742)	(12,614)
Income tax benefit	750	478	2,135	1,646
Net loss from continuing operations	(4,911)	(2,709)	(14,607)	(10,968)
Discontinued operations:
Income from discontinued operations	6	—	29	—
Income tax on discontinued operations	(2)	—	(10)	—
Net income from discontinued operations	4	—	19	—
Net loss	(4,907)	(2,709)	(14,588)	(10,968)
Dividend on convertible exchangeable preferred shares	(50)	(50)	(150)	(150)
Net loss applicable to common shareholders	$(4,957)	$(2,759)	$(14,738)	$(11,118)

Basic and diluted earnings per common share:
Net loss per share, continuing operations – basic and diluted	$(0.22)	$(0.08)	$(0.68)	$(0.35)
Net income per share, discontinued operations – basic and diluted	$0.00	$0.00	$0.00	$0.00
Net loss per share – basic and diluted	$(0.22)	$(0.08)	$(0.68)	$(0.35)
Weighted average common shares outstanding	22,676,475	34,675,569	21,607,888	31,741,910

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2015	2014	2015
Net loss from continuing operations	$(4,911)	$(2,709)	$(14,607)	$(10,968)
Net income from discontinued operations	4	—	19	—
Net loss	(4,907)	(2,709)	(14,588)	(10,968)
Translation adjustment	6,214	5,107	2,134	2,880
Unrealized foreign exchange gain on intercompany loans	(6,422)	(5,259)	(2,330)	(2,940)
Comprehensive loss	$(5,115)	$(2,861)	$(14,784)	$(11,028)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Nine months Ended September 30,
	2014	2015
Operating activities:
Net loss	$(14,588)	$(10,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in valuation of liabilities measured at fair value	(20)	—
Change in valuation of financial instruments associated with stock purchase agreement	115	51
Depreciation	115	157
Stock-based compensation	589	464
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(842)	583
Accounts payable and other current liabilities	(403)	(2,071)
Net cash used in operating activities	(15,034)	(11,784)
Investing activities:
Purchase of property, plant and equipment	(302)	(32)
Minimum royalty payments received from termination of ALIGN license agreement	288	23
Net cash used in investing activities	(14)	(9)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	10,965	10,576
Payment of preferred stock dividend	(150)	(150)
Net cash provided by financing activities	10,815	10,426
Effect of exchange rate changes on cash and cash equivalents	(206)	(94)
Net decrease in cash and cash equivalents	(4,439)	(1,461)
Cash and cash equivalents, beginning of period	31,146	24,189
Cash and cash equivalents, end of period	$26,707	$22,728

Supplemental cash flow information:
Cash received during the period for:
Interest	5	6
Taxes	1,811	2,875

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Sapacitabine is being evaluated in the SEAMLESS Phase 3 study, which completed enrollment in December 2014 and is being conducted under a Special Protocol Assessment (“SPA”) agreement with the US Food and Drug Administration (“FDA”) for the front-line treatment of acute myeloid leukemia (“AML”) in the elderly and in other indications including myelodysplastic syndromes (“MDS”). Sapacitabine is also being evaluated in a Phase 1 study in combination with seliciclib, the Company’s second clinical candidate, in solid tumor patients including patients who are BRCA carriers with Homologous Recombination (“HR”) repair-deficient breast, ovarian and pancreatic cancers. The FDA and the European Medicines Agency (“EMA”) have designated sapacitabine as an orphan drug for the treatment of both AML and MDS.

In Cyclacel’s second development program, the Company is evaluating cyclin dependent kinase, or CDK, inhibitors. CDKs are involved in cancer cell growth, metastatic spread and DNA damage repair. Seliciclib, the Company’s most advanced CDK inhibitor, is an oral, highly selective inhibitor of CDK enzymes. To date, seliciclib has been evaluated in over 450 patients with various cancers, including non-small cell lung cancer (“NSCLC”) and nasopharyngeal cancer (“NPC”), and has shown signs of anticancer activity. Cyclacel’s second generation CDK inhibitor, CYC065, is a highly selective CDK2/9 inhibitor with potential utility in both hematological malignancies and solid tumors. CYC065 has been shown to have increased anti-proliferative potency and improved pharmaceutical properties compared to seliciclib. CYC065 is in an on-going first-in-human, Phase 1 trial to assess its safety, tolerability, pharmacokinetics and pharmacodynamics in patients with advanced solid tumors and lymphomas. CYC065 was selected from the Company's discovery program in Dundee, Scotland and its development was supported in part by a $1.9 million grant from the Biomedical Catalyst of the United Kingdom government.

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

Capital Resources

The Company’s existing capital resources are expected to be sufficient beyond the availability of mature data for final analysis of the SEAMLESS Phase 3 trial, which is expected to occur during the first half of 2016, but will not be sufficient to complete development of other indications or product candidates or to commercialize any of the Company’s product candidates. On July 10, 2015, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., as sales agent (“Cantor”) under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $8.35 million through Cantor.

Basis of Presentation

The consolidated balance sheet as of September 30, 2015, the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2014 and 2015, the consolidated statements of cash flows for the nine months ended September 30, 2015, and all related disclosures contained in the accompanying notes are unaudited. The consolidated balance sheet as of December 31, 2014 is derived from the audited consolidated financial statements included in the 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of September 30, 2015, and the results of operations and comprehensive loss for the three and nine months ended September 30, 2015, and the consolidated statements of cash flows for the nine months ended September 30, 2015, have been made. The interim results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2014 that are included in the Company’s Annual Report on Form 10-K filed with the SEC.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include inputs used to determine stock-based compensation expense and the fair value of financial instruments. Cyclacel reviews its estimates on an ongoing basis. The estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates. Cyclacel believes the judgments and estimates required by the following accounting policies to be significant in the preparation of the Company’s consolidated financial statements.

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities, financial instruments associated with stock purchase agreements and other arrangements. The carrying amounts of cash and cash equivalents, accounts payable, and accrued liabilities approximate their respective fair values due to the nature of the accounts, notably their short maturities. The financial instruments associated with stock purchase agreements are measured at fair value using applicable inputs as described in Note 3 — Fair Value.

Revenue Recognition

Collaboration, supply and licensing agreements

In June 2015, the Company entered into a collaboration, licensing and supply agreement with ManRos Therapeutics SA (“ManRos”), for the exclusive development and commercialization of the Company’s oral seliciclib capsules by ManRos as a treatment for cystic fibrosis (“CF”). Among other terms of the agreement, ManRos licensed rights to the Company’s proprietary clinical data to enable clinical development of seliciclib for CF indications. The agreement provides for supply of seliciclib investigational product for clinical trials of seliciclib in CF and technical assistance related to the Company’s know-how to facilitate these trials.

The Company received an up-front payment in July 2015 and reached a development milestone in September 2015. The Company will receive further milestone payments and tiered royalties if seliciclib is commercialized for the treatment of CF.

The Company has elected not to apply the optional accounting policy for recognizing substantive milestones when earned. Instead, the Company is allocating all arrangement consideration – both nonrefundable upfront fees and any milestone payments – to the separable elements based on a relative selling price method. As the ManRos agreement contained no general rights of return, an element was determined to be separable if it had value to the customer on a stand-alone basis. The Company identified five separable elements in the ManRos collaboration arrangement. The Company did not have vendor-specific objective evidence or third party evidence as to the price at which each of those five separate elements were sold on a standalone basis. Accordingly, in applying the relative selling price method, the Company made its best estimate of the standalone selling price for each of the separable elements. After applying the relative selling price method, nearly all of the arrangement consideration was allocated to the initial deliverable in the arrangement – the transfer of seliciclib know-how to ManRos. Accordingly, in the three and nine months ended September 30, 2015, the Company recognized revenue of $0.3 million.

Royalty income under the ManRos agreement, if any, will be recognized when ManRos or its sublicensee sells the underlying product.

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

The following potentially dilutive shares of common stock have not been included in the computation of diluted net loss per share for the three months ended September 30, 2014 and 2015, as the result would be anti-dilutive:

	September 30, 2014	September 30, 2015
Stock options	1,010,298	1,333,954
Restricted Stock and Restricted Stock Units	119,015	—
Convertible preferred stock	20,381	20,381
Common stock warrants	1,341,129	1,138,630
Total shares excluded from calculation	2,490,823	2,492,965

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

Recent Events

Deficiency and Compliance Notice from The NASDAQ Stock Market

On August 4, 2015, the Company received approval from The NASDAQ Stock Market LLC (“NASDAQ”) to transfer the listing of the Company’s common stock from the NASDAQ Global Market to the NASDAQ Capital Market. This transfer was effective at the opening of business on August 6, 2015. The Company’s common stock will continue to trade under the symbol “CYCC.” The NASDAQ Capital Market is a continuous trading market that operates in substantially the same manner as the NASDAQ Global Market and requires listed companies to meet certain financial requirements and to comply with NASDAQ’s corporate governance requirements.

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

Recent Accounting Pronouncements Not Yet Effective

In September 2015, the FASB issued guidance that requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period for which the adjustment amounts are determined. The guidance should be applied prospectively and is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.

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

In August 2014, the FASB issued guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and the provision of related footnote disclosures. This guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued new guidance on accounting for revenue from contracts with customers. This new guidance will replace existing revenue guidelines with a new model, in which revenue is recognized upon transfer of control over goods or services to a customer. In August 2015, the FASB deferred the effective date of that guidance, which will now be effective for the Company on January 1, 2018, for both interim and annual periods. Early adoption is permitted for both interim and annual periods commencing on January 1, 2017. The guidance can be adopted using either a full retrospective (with certain practical expedients) or a modified retrospective method of transition. Under the modified retrospective approach, financial statements will be prepared for the year of adoption using the new standard, but prior periods will not be adjusted. Instead, companies will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the company, and disclose all line items in the year of adoption as if they were prepared under current revenue requirements. At this time, the Company has not decided on which method it will use to adopt the new standard, nor has it determined the effects of the new guidelines on its results of operations and financial position. For the foreseeable future, the Company’s revenues will be limited to grants received from government agencies or nonprofit organizations and revenues from collaboration, supply and licensing agreements, and we are evaluating the effects of the new standard on these types of revenue streams.

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

The fair value of the Company’s financial assets and liabilities that are measured on a recurring basis were determined using the following inputs as of September 30, 2015 (in $000s):

	Level 1	Level 2	Level 3	Total
ASSETS
Cash equivalents	$11,949	$—	$—	$11,949
Total assets	$11,949	$—	$—	$11,949

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

The Company has accounted for the right to sell additional shares under the Purchase Agreement based on the guidance of ASC 815 “Derivative Financial Instruments” (“ASC 815”), which requires the instrument to be measured at fair value with changes in fair value reported in earnings each reporting period until the agreement is exhausted or expired. The primary inputs used to determine fair value are the price of the Company’s common stock, the remaining term, and aggregate share purchases on the measurement date. The instrument had a fair value of approximately $51,000 as of December 31, 2014.

On July 8, 2015, the Company sold all remaining 314,424 shares of common stock that were subject to its agreement with Aspire and the Aspire Agreement has automatically terminated by its terms. As a result, the Purchase Agreement had no value as of September 30, 2015. The decrease of approximately $27,000 in the fair value of the Purchase Agreement during the three months and nine months ended September 30, 2015, respectively, was recognized as a loss in the consolidated statements of operations.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in $000s):

	December 31,	September 30,
	2014	2015
Research and development tax credit receivable	$3,017	$1,674
Prepayments	902	963
Grant receivable	134	304
Sales tax receivable	309	718
Deposits	132	132
Other current assets	146	175
	$4,640	$3,966

5.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following (in $000s):

	December 31,	September 30,
	2014	2015
Accrued research and development	$4,161	$3,210
Accrued legal and professional fees	303	248
Other current liabilities	162	114
	$4,626	$3,572

6.	STOCK BASED COMPENSATION

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three and nine months ended September 30, 2014 and 2015 as shown in the following table (in $000s):

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2015	2014	2015
General and administrative	$160	$97	$415	$312
Research and development	59	44	174	152
Stock-based compensation costs before income taxes	$219	$141	$589	$464

2015 Plan

On May 22, 2015, the Company’s stockholders approved the 2015 Plan, under which Cyclacel may make equity incentive grants to its officers, employees, directors and consultants. The company has reserved 3,500,000 shares of the Company’s common stock under the 2015 Plan. The 2015 Plan replaces the 2006 Plan, under which there were no remaining reserved shares as of September 30, 2015. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

There were 63,000 and 326,656 options granted during the nine months ended September 30, 2014 and 2015, respectively.

There were no stock options exercised during each of the nine months ended September 30, 2014 and 2015. The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur during the year ended December 31, 2015 because the Company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income for the year ended December 31, 2015.

Outstanding Options

A summary of the share option activity and related information is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Options outstanding at December 31, 2014	1,010,298	$14.24	6.58	$—
Granted	326,656	$0.84
Cancelled/forfeited	(3,000)	$105.00
Options outstanding at September 30, 2015	1,333,954	$10.75	6.73	$—
Unvested at September 30, 2015	(494,382)	$2.27	8.91	$—
Vested and exercisable at September 30, 2015	839,572	$15.75	5.45	$—

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

Restricted Stock Units

Summarized information for restricted stock unit activity for the nine months ended September 30, 2015 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Value Per Share
Non-vested at December 31, 2014	89,016	$5.56
Granted	—	$—
Vested	(89,016)	$5.56
Non-vested at September 30, 2015	—	$—

During the nine months ended September 30, 2015, 89,016 restricted stock units vested. The Company did not issue any restricted stock units during the nine months ended September 30, 2015.

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

Pursuant to the Daiichi Sankyo license, under which the Company licenses certain patent rights for sapacitabine, its lead drug candidate, the Company has agreed to pay Daiichi Sankyo an upfront fee, to reimburse Daiichi Sankyo for enumerated expenses, and to make milestone payments and to pay royalties on a country-by-country basis. The upfront fee, the Phase 3 entry milestone, and certain past reimbursements have been paid. A further $10.0 million in aggregate milestone payments could be payable subject to the achievement of all the specific contractual milestones, which are primarily related to regulatory approval in various territories, and the Company’s decision to continue with these projects. Royalties are payable in each country for the term of patent protection in the country or for ten years following the first commercial sale of licensed products in the country, whichever is later. Royalties are payable on net sales. Net sales are defined as the gross amount invoiced by the Company or its affiliates or licensees, less discounts, credits, taxes, shipping and bad debt losses. The agreement extends from its commencement date to the date on which no further amounts are owed under it. If the Company wishes to appoint a third party to develop or commercialize a sapacitabine-based product in Japan, within certain limitations, Daiichi Sankyo must be notified and given a right of first refusal, with the right of first refusal ending sixty days after notification, to develop and/or commercialize in Japan. In general, the license may be terminated by the Company for technical, scientific, efficacy, safety, or commercial reasons on six months’ notice, or twelve months’ notice, if after a launch of a sapacitabine-based product, or by either party for material default.

8.	STOCKHOLDERS’ EQUITY

Preferred Stock

As of September 30, 2015, there were 335,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s shares of common stock at a conversion rate of approximately 0.06079 shares of common stock for each share of Preferred Stock based on a price of $164.50. The Company has reserved 20,381 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding on September 30, 2015. The shares of previously-converted Preferred Stock have been retired, cancelled and restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors as shares of Preferred Stock of one or more series.

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

Common Stock

July 2015 Controlled Equity OfferingSM

On July 10, 2015, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Agreement”) with Cantor under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $8.35 million through Cantor. Under the Agreement, Cantor may sell the Shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company will pay Cantor a commission of up to 3.0% of the gross sales price per share sold. The Company is not obligated to make any sales under the Agreement. The Company has not made any sales under the Agreement as of September 30, 2015.

March 2015 Public Offering

On March 9, 2015, the Company completed a public offering of 10,000,000 shares of its common stock at a price to the public of $1.00 per share for proceeds, net of certain fees and expenses, of approximately $9.2 million.

November 2013 Stock Purchase Agreement

On November 14, 2013, the Company entered into a common stock Purchase Agreement with Aspire (the “Purchase Agreement”). Upon execution of the Purchase Agreement, Aspire purchased 511,509 shares of common stock for an aggregate purchase price of $2.0 million. Under the terms of the Purchase Agreement, Aspire has committed to purchase up to an additional 3,042,038 shares from time to time as directed by the Company or, in certain instances, as agreed to by both parties, over the next two years at prices derived from the market prices on or near the date of each sale. However, such commitment is limited to an additional $18.0 million of share purchases. In consideration for entering into the Purchase Agreement, concurrent with the execution of the Purchase Agreement, the Company issued 166,105 shares of the Company’s common stock to Aspire in lieu of a commitment fee. The fair value of these shares has been recorded as a component of other assets and will continue to be remeasured each reporting period, until the agreement is exhausted or expired, with gains or losses reported in the consolidated statements of operations. During the nine months ended September 30, 2015, the Company sold 1,100,000 shares to Aspire under the Purchase Agreement for proceeds of  $1.2 million.

On July 8, 2015, the Company sold all remaining 314,424 shares of common stock that were subject to its agreement with Aspire at $0.70 per share. All of the available shares under the Aspire Agreement have now been sold and the Aspire Agreement has automatically terminated by its terms.

Common Stock Warrants

The following table summarizes information about warrants outstanding at September 30, 2015:

Issued in Connection With	Expiration Date	Common Shares Issuable	Weighted Average Exercise Price
October 2010 stock issuance	2015	594,513	$13.44
July 2011 stock issuance	2016	544,117	$9.52
Total		1,138,630	$11.57

There were no exercises of warrants during the nine months ended September 30, 2014 and 2015. Warrants for 202,499 shares of common stock, issued in connection with the January 2010 stock issuance, expired during the nine months ended September 30, 2015.

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

Product revenue, cost of goods sold and selling, general and administrative costs related to the promotion and sale of the ALIGN products have been reclassified from operating results from continuing operations to income from discontinued operations in the consolidated statement of operations for all periods presented as follows (in $000s):

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2015	2014	2015
Interest income	$6	$—	$29	$—
Income tax on discontinued operations	(2)	—	(10)	—
Net income from discontinued operations	$4	$—	$19	$—

The assets and liabilities associated with product promotion and sales have been classified within assets and liabilities of discontinued operations in the accompanying consolidated balance sheets (in $000s):

	December 31, 2014	September 30, 2015

Current assets of discontinued operations:
Short term portion of minimum royalty arrangement receivable, net	$96	$25
Returns indemnification receivable	75	75
Total current assets of discontinued operations	$171	$100

Current liabilities of discontinued operations:
Returns provision	$75	$75
Total current liabilities of discontinued operations	$75	$75

10.	SUBSEQUENT EVENTS

Preferred Stock Dividend

On October 14, 2015, the Board declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s Preferred Stock. The cash dividend was paid on November 2, 2015 to the holders of record of the Preferred Stock as of the close of business on October 23, 2015.

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

Overview

Through the third quarter of 2015, we have continued to progress with the clinical development of sapacitabine in acute myeloid leukemia, or AML, and other indications including myelodysplastic syndromes, or MDS and solid tumors in combination with seliciclib. We also began a first-in-human, Phase 1 clinical trial of CYC065, our investigational CDK inhibitor. We also continued to advance our early pipeline through the support of government funding or investigator-sponsored trials.

Sapacitabine

In our SEAMLESS, Phase 3, registration-directed study of sapacitabine in elderly patients with newly diagnosed AML, our lead indication, we completed enrollment in December 2014 in approximately 110 centers in the United States and Europe. In December 2014, the Data Safety Monitoring Board, or DSMB, conducted a planned interim analysis for futility after 247 events, or patient deaths, and the final safety review of 470 randomized patients. The DSMB found no safety concerns. However, the planned futility boundary had been crossed and the DSMB determined that, based on available interim data, it would be unlikely for the study to reach statistically significant improvement in survival. The DSMB saw no reasons why patients should discontinue treatment on their assigned arm and recommended that recruited patients are followed-up. We will continue to follow-up enrolled patients in SEAMLESS until the prespecified 424 events are observed, which is expected to occur during the first half of 2016. Approximately 8% of the prespecified events remain to be observed as of November 12, 2015.

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

We reported updated data from the Phase 1 study of sapacitabine in combination with seliciclib as an all-oral, sequentially-administered regimen in heavily-pretreated patients with advanced solid tumors, in particular those carrying BRCA mutations. Initial data with this Cyclacel drug regimen were reported at the American Association of Cancer Research 2013 conference by Dr. Shapiro of Dana Farber Cancer Institute, and included confirmed durable partial responses in BRCA positive patients. In this updated data set, we observed an overall response rate of 55 percent in heavily-pretreated breast, ovarian and pancreatic cancer patients with BRCA mutations, with some patients achieving a partial response staying on study for more than 30 and 60 cycles of treatment.

Cyclin Dependent Kinase (CDK) Inhibitors

CYC065 (Second Generation CDK Inhibitor)

CYC065 is a novel, highly-selective, second generation inhibitor of CDK2 and CDK9 that causes apoptotic death of cancer cells at submicromolar concentrations, and can be administered via oral and intravenous routes. Antitumor efficacy has been achieved in vivo with once a day oral dosing at well tolerated doses. Evidence from published preclinical studies show that CYC065 has activity and may benefit patients with adult and pediatric hematological malignancies, including certain Acute Myeloid Leukemias (AML), Acute Lymphocytic Leukemias (ALL), Chronic Lymphocytic Leukemias (CLL), Diffuse Large B-cell Lymphoma (DLBCL), Multiple Myelomas (MM), and certain solid tumors, including breast and uterine cancers.

CYC065 is in an on-going, first-in-human, Phase 1 trial to assess its safety, tolerability, pharmacokinetics and pharmacodynamics in advanced cancer patients. The trial is being conducted at the Dana Farber Cancer Institute in Boston. CYC065 was selected from the Company's discovery program in Dundee, Scotland and its development was supported in part by a grant award of approximately $1.9 million from the Biomedical Catalyst of the United Kingdom government.

CYC065 is mechanistically similar but has much higher dose potency, in vitro and in vivo, improved metabolic stability and longer patent protection than seliciclib, Cyclacel's first generation CDK2/9 inhibitor. Translational biology data support development of CYC065 as a stratified medicine for solid and liquid tumors. CYC065 has been shown to reverse drug resistance associated with the addiction of cancer cells to cyclin E, a partner protein of CDK2, and to inhibit CDK9-dependent oncogenic and leukemogenic pathways, e.g. MYC and MLL-r. CYC065 also causes down regulation of the MCL-1-mediated pro-survival pathway, leading to rapid induction of apoptosis in MCL-1 dependent cancer cells.

In 2011, independent investigators published preclinical evidence that CYC065 as a single-agent can induce tumor growth delay to HER2-positive breast cancer cells addicted to cyclin E and resistant to trastuzumab (Herceptin®), while the administration of CYC065 in combination with trastuzumab resulted in regression or sustained tumor growth inhibition. Mixed lineage leukemia (MLL) gene status and levels of Bcl-2 family proteins correlated with sensitivity of AML cell lines to CYC065. Combination studies revealed the potential to combine CYC065 with available and experimental leukemia therapies, including cytarabine and Bcl-2 inhibitors. Potent anticancer activity of CYC065 was demonstrated in vivo in AML xenograft models resulting in over 90% inhibition of tumor growth. The potent in vitro and in vivo anti-cancer activity, opportunity for patient stratification and the ability to combine with antileukemic agents suggest that CYC065 may have therapeutic potential in AML.

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

In this regard, we are supporting investigator sponsored trials, or ISTs, evaluating seliciclib in endocrinologic and inflammatory indications in patients who have failed prior treatments. Specifically, in an IST at Cedars-Sinai, Los Angeles, the first patients are being treated in an on-going Phase 2 trial to evaluate seliciclib as a potential therapy for Cushing’s disease caused by pituitary tumors. There are limited options for Cushing’s disease patients today. The investigator was awarded a grant from The National Institute of Diabetes and Digestive and Kidney Diseases. In a European IST, seliciclib is being evaluated as a potential treatment for rheumatoid arthritis, or RA, where it may work for RA by targeting proliferating fibroblasts, a different type of approach than conventional RA therapies. This study is also being supported by an approximately $1.5 million grant from the United Kingdom’s Medical Research Council. As with all ISTs, we do not control the timing or conduct of such studies and will report updates as the investigators may notify us from time to time.

On June 29, 2015, we announced the execution of a collaboration, licensing and supply agreement with ManRos Therapeutics SA, or ManRos, for the exclusive development and commercialization of our oral seliciclib capsules by ManRos as a treatment for cystic fibrosis, or CF. Among other terms of the agreement, ManRos licensed rights to our proprietary clinical data to enable clinical development of seliciclib for CF indications. The agreement provides for our supply of seliciclib investigational product for initial and later stage clinical trials of seliciclib in CF and technical assistance related to our know-how to facilitate these trials. We have received an upfront payment and will receive milestone payments and tiered royalties if seliciclib is commercialized for the treatment of CF.

Recent Events

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

Subsequent Events

Preferred Stock Dividend

On October 14, 2015, the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per share on our 6% Convertible Exchangeable Preferred Stock, or Preferred Stock. The cash dividend was paid on November 2, 2015 to the holders of record of the Preferred Stock as of the close of business on October 23, 2015.

Results of Operations

Three Months Ended September 30, 2014 and 2015

Results of Continuing Operations

Revenues

The following table summarizes the components of our revenues for the three months ended September 30, 2014 and 2015 (in $000s, except percentages):

	Three Months Ended September 30,		Difference
	2014	2015	$	%
Grant revenue	$735	$462	$(273)	(37)
Collaboration and research and development revenue	—	253	253	—
Total revenue	$735	$715	$(20)	(3)

We recognized $0.7 million and $0.5 million in grant revenue for the three months ended September 30, 2014 and 2015, respectively, from the European Union and the Biomedical Catalyst of the United Kingdom government. We recognized $0.3 million in collaboration and research and development revenue for the three months ended September 30, 2015, from our collaboration, licensing and supply agreement with ManRos.

The future

We expect to recognize approximately $1.4 million in grant revenue from the period starting in October 2015 to November 2016 from the Biomedical Catalyst of the United Kingdom government. We may receive milestone payments from ManRos if the development of seliciclib progresses for the treatment of CF.

Research and development expenses

From our inception, we have focused on drug discovery and development programs, with particular emphasis on orally-available anticancer agents, and our research and development expenses have represented costs incurred to discover and develop novel small molecule therapeutics, including clinical trial costs for sapacitabine, seliciclib, and sapacitabine in combination with seliciclib. We have also incurred costs in the advancement of product candidates toward clinical and pre-clinical trials and the development of in-house research to advance our biomarker program and technology platforms. We expense all research and development costs as they are incurred. Research and development expenses primarily include:

•	Clinical trial and regulatory-related costs;

•	Payroll and personnel-related expenses, including consultants and contract research;

•	Preclinical studies and laboratory supplies and materials;

•	Technology license costs; and

•	Rent and facility expenses for our laboratories.

The following table provides information with respect to our research and development expenditures for the three months ended September 30, 2014 and 2015 (in $000s except percentages):

	Three Months Ended September 30,		Difference
	2014	2015	$	%
Sapacitabine	$3,680	$1,586	$(2,094)	(57)
Other costs related to research and development programs, management and exploratory research	1,292	1,318	26	2
Total research and development expenses	$4,972	$2,904	$(2,068)	(42)

Total research and development expenses represented 78% and 71% of our operating expenses for the three months ended September 30, 2014 and 2015, respectively.

Research and development expenditures decreased $2.1 million to $2.9 million for the three months ended September 30, 2015 from $5.0 million for the three months ended September 30, 2014. Research and development expenses relating to sapacitabine decreased by $2.1 million to $1.6 million for the three months ended September 30, 2015 from $3.7 million for the three months ended September 30, 2014, primarily as a result of decreased expenditures in study and site startup costs associated with the expansion of the SEAMLESS Phase 3 trial into Europe and the completion of enrollment in the study in December 2014.

The future

We anticipate that overall research and development expenditures for the year ended December 31, 2015 will decrease compared to the year ended December 31, 2014, as we are in the patient follow-up phase of SEAMLESS and clinical study sites are being closed. The timing and extent of SEAMLESS expenditures, including the possibility of registration submissions to regulatory authorities in Europe and the U.S., are dependent upon final data, which is expected during the first half of 2016 after the prespecified number of events have been observed in accordance with the study protocol.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three months ended September 30, 2014 and 2015 (in $000s except percentages):

	Three Months Ended September 30,		Difference
	2014	2015	$	%
Total general and administrative expenses	$1,433	$1,205	$(228)	(16)

Total general and administration expenses represented 22% and 29% of our operating expenses for the three months ended September 30, 2014 and 2015, respectively. General and administrative expenses decreased $0.2 million from $1.4 million for the three months ended September 30, 2014 to $1.2 million for the three months ended September 30, 2015, primarily because of lower patent-related and stock-based compensation costs.

The future

We expect our general and administrative expenditures for the year ended December 31, 2015 to be consistent with the year ended December 31, 2014.

Other income (expense)

The following table summarizes other income (expense) for the three months ended September 30, 2014 and 2015 (in $000 except percentages):

	Three Months Ended September 30,		Difference
	2014	2015	$	%
Change in valuation of financial instruments associated with stock purchase agreement	$(4)	$(27)	$(23)	575
Foreign exchange gains	10	219	209	2,090
Interest income	3	2	(1)	(33)
Other income, net	—	13	13	—
Total other income (expense)	$9	$207	$198	2,200

Total other income (expense) increased by approximately $0.2 million, from a gain of $9,000 for the three months ended September 30, 2014, to a gain of $0.2 million for the three months ended September 30, 2015.

Change in valuation of financial instruments associated with stock purchase agreement

The remaining fair value of the right to sell additional shares under the November 2013 Purchase Agreement with Aspire was recognized during the quarter ended September 30, 2015 when we sold all remaining shares of common stock that were subject to the agreement, at which time the agreement automatically terminated by its terms. Prior to termination, the fair value was remeasured each reporting period. The Company recognized an expense of approximately $4,000 and approximately $27,000 for the three months ended September 30, 2014 and 2015, respectively.

Foreign exchange gains

Foreign exchange gains increased by approximately $0.2 million, from a gain of approximately $10,000 for the three months ended September 30, 2014, to a gain of approximately $0.2 million for the three months ended September 30, 2015. Foreign exchange gains are reported in the consolidated statement of operations as a separate line item within other income (expense).

The future

Other income (expense) for the year ended December 31, 2015 will continue to be impacted by changes in foreign exchange rates. There will be no impact from the change in valuation of financial instruments associated with the stock purchase agreement for the remainder of 2015 because the we sold all of the remaining available shares under the stock purchase agreement in July 2015 and the purchase agreement has terminated according to its terms.

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

The following table summarizes total income tax benefit for the three months ended September 30, 2014 and 2015 (in $000s except percentages):

	Three Months Ended September 30,		Difference
	2014	2015	$	%
Total income tax benefit	$750	$478	$(272)	(36)

The total income tax benefit, primarily composed of research and development tax credits recoverable, decreased approximately $0.3 million to an income tax benefit of $0.5 million for the three months ended September 30, 2015 from an income tax benefit of $0.8 million for the three months ended September 30, 2014. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.

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

Nine months Ended September 30, 2014 and 2015

Results of Continuing Operations

Revenues

The following table summarizes the components of our revenues for the nine months ended September 30, 2014 and 2015 (in $000s except percentages):

	Nine months Ended September 30,		Difference
	2014	2015	$	%
Grant revenue	$1,487	$1,270	$(217)	(15)
Collaboration and research and development revenue	—	253	253	—
Total revenue	$1,487	$1,523	$36	2

We recognized approximately $1.5 million and $1.3 million in grant revenue for the nine months ended September 30, 2014 and 2015, respectively, from the European Union and the Biomedical Catalyst of the United Kingdom government. We recognized $0.3 million in collaboration and research and development revenue for the nine months ended September 30, 2015, from our collaboration, licensing and supply agreement with ManRos.

The future

We expect to recognize approximately $1.4 million in grant revenue over the period to November 2016 from the Biomedical Catalyst of the United Kingdom government. We may receive milestone payments from ManRos if the development of seliciclib progresses for the treatment of CF.

Research and development expenses

The following table provides information with respect to our research and development expenditures for the nine months ended September 30, 2014 and 2015 (in $000s except percentages):

	Nine months Ended September 30,		Difference
	2014	2015	$	%
Sapacitabine	$11,022	$6,547	$(4,475)	(41)
Other costs related to research and development programs, management and exploratory research	2,839	3,279	440	15
Total research and development expenses	$13,861	$9,826	$(4,035)	(29)

Total research and development expenses represented 76% and 71% of our operating expenses for the nine months ended September 30, 2014 and 2015, respectively.

Research and development expenditures decreased by $4.0 million to $9.8 million for the nine months ended September 30, 2015 from $13.9 million for the nine months ended September 30, 2014. The decrease was primarily due to study and site startup costs and drug product costs associated with the expansion of the SEAMLESS Phase 3 trial into Europe during the nine months ended September 30, 2014 and completion of enrollment of the study in December 2014. Other costs related to research and development programs, management, and exploratory research increased by $0.4 million to $3.3 million for the nine months ended September 30, 2015 from $2.8 million for the nine months ended September 30, 2014 as a result of increased expenditures related to grant funded research.

The future

We anticipate that overall research and development expenditures for the year ended December 31, 2015 will decrease compared to the year ended December 31, 2014, as we are in the patient follow-up phase of SEAMLESS and clinical study sites are being closed. The timing and extent of SEAMLESS expenditures, including the possibility of registration submissions to regulatory authorities in Europe and the U.S., are dependent upon final data, which is expected during the first half of 2016 after the prespecified number of events have been observed in accordance with the study protocol.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the nine months ended September 30, 2014 and 2015 (in $000s except percentages):

	Nine months Ended September 30,		Difference
	2014	2015	$	%
Total general and administrative expenses	$4,281	$4,006	(275)	(6)

Total general and administration expenses represented 24% and 29% of our operating expenses for the nine months ended September 30, 2014 and 2015, respectively.

General and administrative expenses decreased $0.3 million from $4.3 million for the nine months ended September 30, 2014 to $4.0 million for the nine months ended September 30, 2015, primarily because of lower patent-related and stock-based compensation costs.

The future

We expect our general and administrative expenditures for the year ended December 31, 2015 to be consistent with the year ended December 31, 2014.

Other income (expense)

The following table summarizes other income (expense) for the nine months ended September 30, 2014 and 2015 (in $000 except percentages):

	Nine months Ended September 30,		Difference
	2014	2015	$	%
Change in valuation of financial instruments associated with stock purchase agreement	$(115)	$(51)	$64	(56)
Change in valuation of liabilities measured at fair value	20	—	(20)	(100)
Foreign exchange losses	(23)	(354)	(331)	1,439
Interest income	5	5	—	—
Other income, net	26	95	69	265
Total other income (expense)	$(87)	$(305)	$(218)	251

Total other income (expense) decreased by approximately $0.2 million, from a loss of approximately $0.1 million for the nine months ended September 30, 2014, to a loss of $0.3 million for the nine months ended September 30, 2015.

Change in valuation of financial instruments associated with stock purchase agreement

The remaining fair value of the right to sell additional shares under the November 2013 Purchase Agreement with Aspire was recognized during the quarter ended September 30, 2015 when we sold all remaining shares of common stock that were subject to the agreement, at which time the agreement automatically terminated by its terms. Prior to termination, the fair value was remeasured each reporting period. The Company recognized an expense of approximately $0.1 million for each of the nine months ended September 30, 2014 and 2015, respectively.

Change in valuation of liabilities measured at fair value

The Company recognized income of approximately $20,000 during the nine months ended September 30, 2014 as a result of the Company’s fair value determination of the liability associated with an agreement with Scottish Enterprise, or SE, at September 30, 2014. The SE agreement terminated in July 2014.

Foreign exchange losses

Foreign exchange losses decreased by $0.3 million, from a loss of approximately $23,000 for the nine months ended September 30, 2014, to a loss of $0.4 million for the nine months ended September 30, 2015. Foreign exchange losses are reported in the consolidated statement of operations as a separate line item within other income (expense).

The future

Other income (expense) for the year ended December 31, 2015 will continue to be impacted by changes in foreign exchange rates. There will be no impact from the change in valuation of financial instruments associated with the stock purchase agreement for the remainder of 2015 because we sold all of the remaining available shares under the stock purchase agreement in July 2015 and the purchase agreement has terminated according to its terms.

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

The following table summarizes the income tax benefit for the nine months ended September 30, 2014 and 2015 (in $000s except percentages):

	Nine months Ended September 30,		Difference
	2014	2015	$	%
Total income tax benefit	$2,135	$1,646	$(489)	(23)

The total income tax benefit, primarily composed of research and development tax credits recoverable, decreased by approximately $0.5 million to $1.6 million for the nine months ended September 30, 2015 from $2.1 million for the nine months ended September 30, 2014. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.

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

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at December 31, 2014 and September 30, 2015 (in $000s except percentages):

	December 31, 2014	September 30, 2015	$ Difference	% Difference
Cash and cash equivalents	$24,189	$22,728	$(1,461)	(6)

Working capital:
Current assets	$29,000	$26,794	(2,206)	(8)
Current liabilities	(7,493)	(5,263)	2,230	(30)
Working capital	$21,507	$21,531	$24	1

At September 30, 2015, we had cash and cash equivalents of $22.7 million compared to $24.2 million at December 31, 2014.

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

Cash provided by (used in) operating, investing and financing activities

Cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2014 and 2015, is summarized as follows (in $000s):

	Nine months Ended September 30,
	2014	2015
Net cash used in operating activities	$(15,034)	$(11,784)
Net cash used in investing activities	$(14)	$(9)
Net cash provided by financing activities	$10,815	$10,426

Cash flows generated from discontinued operations have been combined with the cash flows from continuing operations within each of the Operating, Investing and Financing activities sections.

Operating activities

Net cash used in operating activities decreased by $3.2 million, from $15.0 million for the nine months ended September 30, 2014 to $11.8 million for the nine months ended September 30, 2015. The decrease in cash used in operating activities is primarily because of decreased expenditures related to the SEAMLESS trial after enrollment in the trial was completed in December 2014.

Investing activities

Net cash used in investing activities decreased from approximately $14,000 for the nine months ended September 30, 2014 to approximately $9,000 for the nine months ended September 30, 2015. Net cash used in investing activities was primarily payments purchases of property, plant and equipment of approximately $0.3 million and $32,000 for the nine months ended September 30, 2015 and 2014, respectively, partially offset by payments received from the termination and settlement agreement with Sinclair of approximately $0.1 million and approximately $23,000 for the nine months ended September 30, 2015 and 2014, respectively.

Financing activities

Net cash provided by financing activities was $10.5 million for the nine months ended September 30, 2015, primarily as a result of approximately $9.2 million in net proceeds from the issuance of common stock in March 2015, and $1.4 million in proceeds from the issuance of common stock under the Purchase Agreement with Aspire entered into in November 2013.

Net cash provided by financing activities was $10.8 million for the nine months ended September 30, 2014, primarily as a result of approximately $9.3 million in proceeds from the issuance of common stock in April 2014, and $1.7 million in proceeds from the issuance of common stock under the Purchase Agreement with Aspire.

Operating Capital and Capital Expenditure Requirements

To date, we have not generated significant product revenue but have financed our operations and internal growth through private placements, registered direct financings, licensing revenue, collaborations, interest on investments, government grants and research and development tax credits. We have recognized grant revenues of $1.3 million during the nine months ended September 30, 2015 from the Biomedical Catalyst of the United Kingdom government. We have also recognized $1.6 million in research and development tax credits, which are reported as income tax benefits on the consolidated statements of operations, from the HMRC, during the nine months ended September 30, 2015. On July 10, 2015, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor, under which we may, from time to time, sell up to an aggregate of $8.35 million of our shares of common stock.

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

Our future funding requirements will depend on many factors, including but not limited to:

•	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;

•	the costs associated with establishing manufacturing and commercialization capabilities;

•	the costs of acquiring or investing in businesses, product candidates and technologies;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and timing of seeking and obtaining FDA, EMA and other regulatory approvals;

•	the effect of competing technological and market developments; and

•	the economic and other terms and timing of any collaboration, licensing or other arrangements into which we may enter.

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

Revenue Recognition

Collaboration, supply and licensing agreements

In June 2015, we entered into a collaboration, licensing and supply agreement with ManRos for the exclusive development and commercialization of our oral seliciclib capsules by ManRos as a treatment for CF.

The agreement contains multiple deliverables, including but not limited to know-how, technical assistance, and drug supply. We determined that each of the deliverables was separable under ASC 605-25. Of note, we believe that seliciclib is a widely researched compound with a safety profile that has spanned many years. Accordingly, other market participants could obtain standalone value from having access to our seliciclib know-how, even absent us providing any further technical assistance related to this know-how. This is because many contract research organizations or others with drug development experience could utilize the know-how to design and execute later stage clinical trials without any assistance from us.

The ManRos agreement contains an upfront, nonrefundable license payment and a series of milestones, one of which we earned in the third quarter of 2015. We have elected not to apply the optional accounting policy for recognizing substantive milestones when earned. Instead, we are allocating all arrangement consideration – both nonrefundable upfront fees and any milestone payments – to the separable elements based on a relative selling price method.

In applying the relative selling price method, we determined that we do not have vendor-specific objective evidence or third party evidence as to the price at which separable elements would be sold on a standalone basis. Accordingly, we made our best estimate of the standalone selling price for each of the separable elements. In estimating the standalone selling price of the know-how transfer deliverable, we looked to observable prices at which similar compounds licensed for the CF therapeutic area were licensed in recent market transactions. We adjusted those prices considering the estimated potential market opportunities of those comparable compounds with seliciclib, which is an older compound that will be losing composition of matter patent protection in 2016.

Nonetheless, after applying the relative selling price method, nearly all of the arrangement consideration was allocated to the transfer of seliciclib know-how deliverable. Accordingly, in the three and nine months ended September 30, 2015, we recognized revenue of $0.3 million, representing substantially all of the upfront and milestone payments received to date.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of September 30, 2015, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of December 31, 2014 and September 30, 2015, our accumulated deficit was $308.8 million and $319.8 million, respectively. Our net loss was $14.6 million and $11.0 million for the nine months ended September 30, 2014 and 2015. Our drug candidates are in the mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years as we continue our research and development of our drug candidates, seek regulatory approvals and commercialize any approved drugs. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.

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

Further declines in the trading price of our common shares may cause us to fail to meet certain of the other continuing listing standards of NASDAQ, which could result in the delisting of our shares of common stock. If our shares cease to be traded on the NASDAQ or on another national securities exchange, the price at which you may be able to sell your common shares of the Company may be significantly less than their current trading price or you may not be able to sell them at all.

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

In addition, in the event a third party seeks to acquire our company or acquire control of our company by way of a merger, but the terms of such offer do not provide for our preferred stock to remain outstanding or be converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to our preferred stock, the terms of the Certificate of Designations of our preferred stock provide for an adjustment to the conversion ratio of our preferred stock such that, depending on the terms of any such transaction, preferred stockholders may be entitled, by their terms, to receive up to $10.00 per share in common stock, causing our common stockholders not to receive as favorable a price as the price at which such shares may be trading at the time of any such transaction. As of September 30, 2015, there were 335,273 shares of our preferred stock issued and outstanding. If the transaction were one in which proceeds were received by the Company for distribution to stockholders, and the terms of the Certificate of Designations governing the preferred stock were strictly complied with, approximately $4.0 million would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time. Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: November 12, 2015	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and
Executive Vice President, Finance

