Form 10-K
period 2015-12-31
Cyclacel Pharmaceuticals, Inc.
filed 2016-03-29
CIK 1130166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
[Do not check if a smaller reporting company]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), as of June 30, 2015 (based upon the closing sale price of   $0.80 of such shares on The NASDAQ Global Market on June 30, 2015) was $17,662,869.
As of March 25, 2016, there were 35,582,492 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents (or parts thereof) are incorporated by reference into the following parts of the Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 26, 2016.

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
Drug Candidates
The cell cycle, the biological process by which cells propagate and divide, lies at the heart of cancer. In normal cells, the cell cycle is controlled by a complex series of signaling pathways by which a cell grows, replicates its DNA and divides. This process also includes mechanisms to ensure errors are corrected, and if not, the cells commit suicide or apoptose. In cancer, as a result of genetic mutations, this regulatory process malfunctions, resulting in uncontrolled cell proliferation.
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
We are currently evaluating sapacitabine in a Phase 3 study being conducted under a Special Protocol Assessment, or SPA, with the FDA for the front-line treatment of AML in the elderly. We are also exploring sapacitabine in a Phase 2 study for MDS and in a Phase 1/2 study in solid tumors in combination with seliciclib, another of our drug candidates. Sapacitabine has been evaluated in approximately 1,000 patients to date.
In our second development program we are evaluating cyclin dependent kinase, or CDK, inhibitors. CDKs are involved in cancer cell growth, survival, metastatic spread and DNA damage repair. Seliciclib, our lead CDK inhibitor, is an oral, highly selective inhibitor of CDK2/9 enzymes that are central to the process of cell division and cell cycle control. To date, seliciclib has been evaluated in over 450 patients with various cancers, including non-small cell lung cancer, or NSCLC, and nasopharyngeal cancer, or NPC, and has shown signs of anticancer activity. We have retained worldwide rights to commercialize seliciclib.

Seliciclib has completed a Phase 2b randomized study in third-line NSCLC and is currently undergoing a study in solid tumors in combination with our own drug candidate, sapacitabine. Seliciclib is also being evaluated in Investigator Sponsored Trials, or ISTs, to treat Cushing’s disease and rheumatoid arthritis, and in a license and supply agreement for the treatment of cystic fibrosis.
Our second generation CDK inhibitor, CYC065, is a highly selective inhibitor of CDKs targeting CDK2/9 enzymes with potential utility in both hematological malignancies and solid tumors. CYC065 has increased anti-proliferative potency and improved pharmaceutical properties compared to seliciclib. CYC065 is in an on-going first-in-human, Phase 1 trial to assess its safety, tolerability, pharmacokinetics and pharmacodynamics in advanced cancer patients. CYC065 was selected from the Company’s discovery program in Dundee, Scotland and its development was supported in part by a $1.9 million grant from the Biomedical Catalyst of the United Kingdom government.
In addition to these development programs, in our polo-like kinase, or PLK, inhibitor program, we have discovered CYC140 and other potent and selective small molecule inhibitors of PLK1, a kinase that is active during cell division and which targets the mitotic phase of the cell cycle. PLK was discovered by Professor David Glover, our Chief Scientist. We have received a grant award of approximately $3.5 million from the Biomedical Catalyst of the United Kingdom government to complete IND-directed preclinical development of CYC140.
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
Oncology Development Programs
We have generated several families of anticancer drugs that act on the cell cycle, including nucleoside analogs, CDK inhibitors, PLK inhibitors and Aurora Kinase/vascular endothelial growth factor receptor, or AK/VEGFR inhibitors. In our development programs, we have been an early adopter of biomarker analysis to help evaluate whether our drug candidates are having their intended effect through their assumed mechanisms at different doses and schedules. Biomarkers are proteins or other biological substances or effects whose presence in patient samples can serve as an indicator or marker of diseases, or may highlight patients more likely to respond to a particular treatment. Biomarker data from early clinical trials may also enable us to design subsequent trials more efficiently and to monitor patient compliance with trial protocols. For example, we reported that sapacitabine efficacy is enhanced in tumor cells that are defective in homologous recombination DNA repair and that sapacitabine treatment increased a DNA damage marker in patient samples. We believe that in the longer term biomarkers may allow the selection of patients more likely to respond to our drugs in clinical trials and increase the benefit to patients.
Although a number of pharmaceutical and biotechnology companies are currently attempting to develop nucleoside analogs, CDK inhibitors and PLK inhibitors, we believe that our drug candidates are differentiated in that they are orally-available and demonstrate unique target profiles and mechanisms. For example, we believe that our sapacitabine is the only orally-available nucleoside analog presently being tested in a Phase 3 trial in previously untreated AML and in Phase 2 for high risk MDS.

Research and Development Pipeline
The following table summarizes our currently active clinical and preclinical programs.
Program	Indication	Development Status	Target	Cell Cycle Mechanism
Oncology
Sapacitabine, CYC682	Elderly AML	Phase 3 registration study on-going. Enrollment completed	DNA polymerase	G2 and S phase
Sapacitabine, CYC682	MDS	Phase 2 randomized trial Enrollment completed	DNA polymerase	G2 and S phase
Seliciclib + Sapacitabine	Cancer	Phase 1 trial on-going
CYC065 CDK inhibitor	Cancer	Phase 1 first-in-human solid tumors and lymphoma; on-going	CDK2/9	G1/S checkpoint and others
CYC140 PLK inhibitor	Cancer	Preclinical	PLK1	G2/M checkpoint
Investigator Sponsored Trials
Seliciclib, CYC202	Cushing’s disease and rheumatoid arthritis	Phase 2 trial	CDK2/9	G1/S checkpoint and others
Licensing & Collaboration
Seliciclib, CYC202	Cancer	Phase 2 trial
Market opportunity in hematology
Cancer remains a major life-threatening disease in the United States with approximately 3.2 million people afflicted by cancer and approximately 1.4 million new cases of cancer diagnosed every year.
AML is a cancer of the blood cells that progresses rapidly and if not treated, could be fatal within a few months. AML is generally a disease of older people and is uncommon before the age of 40. The average age of a patient with AML is about 67 years. According to The Surveillance, Epidemiology, and End Results, or SEER, program of the National Cancer Institute, or NCI, the incidence rate of AML is approximately 20,000 in the United States. It is estimated that European incidence is approximately 22,000. A review of The University of Texas MD Anderson Cancer Center’s historical experience with front-line intensive induction chemotherapy for AML patients aged 70 years or older demonstrated that while 45% achieved a complete remission, median overall survival was only 4.6 months and was associated with a 4-week death rate of 26% and an 8-week death rate of 36%.
MDS is a family of clonal myeloid neoplasms, or malignancies of the blood, caused by the failure of blood cells in the bone marrow to develop into mature cells. Patients with MDS typically suffer from bone marrow failure and cytopenias, or reduced counts of platelets, red and white blood cells. The exact incidence and prevalence of MDS are unknown because it can go undiagnosed and a national survey canvassing both hospitals and office practitioners has not been completed. Some estimates place MDS incidence at 15,000 to 20,000 new cases each year in the United States alone with some authors estimating incidence as high as 46,000. Literature suggests that there is a rising incidence of MDS as the age of the population increases with the majority of patients aged above 60 years. Patients currently receive hypomethylating agents as first-line treatment. There is no approved therapy for second-line treatment.

Sapacitabine
Sapacitabine, previously known as CYC682, is an orally-available nucleoside analog. Both sapacitabine and CNDAC, its major metabolite, have demonstrated potent anti-tumor activity in preclinical studies. Sapacitabine is an orally-available prodrug of CNDAC, which is a novel nucleoside analog, or a compound with a structure similar to a nucleoside. A prodrug is a compound that has a therapeutic effect after it is metabolized within the body. CNDAC has a significantly longer residence time in the blood when it is produced in the body through metabolism of sapacitabine than when it is given directly. Sapacitabine acts through a novel mechanism whereby the compound interferes with DNA synthesis through the incorporation of CNDAC into DNA during replication or repair, triggering a beta-elimination reaction and leading to the formation of single-strand DNA breaks, or SSBs. During subsequent rounds of replication, SSBs are converted to double-strand breaks, or DSBs; these can be repaired by the homologous recombination repair, or HRR, pathway, or, if unrepaired, result in cell death.
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
The interim analysis for futility performed in December 2014 was primarily driven by the events within the first 6 months of patients entering into the trial. Of 247 events in SEAMLESS, 173 (70%) have occurred in the first 6 months. This means that the survival curves beyond 6 months are poorly estimated at the time of the analysis. Furthermore, follow up of European patients at December 2014 is significantly shorter than that of U.S. patients as the study opened for European accrual in April 2014. It is important to have complete follow up of all patients to ensure that a potential treatment effect beyond 6 months is not missed.
In accordance with the DSMB’s recommendations, we continue to follow-up patients as per the study protocol until the prespecified 424 events have been observed. This is estimated to occur in the first half of 2016. Approximately 4% of the prespecified events remain to be observed as of March 25, 2016.
In parallel to the follow-up of enrolled patients we have submitted, and have received validation of, a Pediatric Investigation Plan, or PIP, to the EMA. The EMA requires sponsors to agree to a PIP before a marketing authorization application, or MAA, can be accepted, and because the lead times can be long, we submitted the PIP ahead of any MAA submission. Depending on the final data, we may meet with regulatory authorities in Europe and the United States to discuss registration submissions for sapacitabine for the AML indication.
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
We have recently completed enrollment of a patient cohort in an additional part of the MDS Phase 2 study in order to evaluate better dosing regimens. We will follow-up these additional Phase 2 patients until mature survival data become available. In parallel, we anticipate initiating a Phase 1/2 trial of sapacitabine in combination with other agents to determine safety and tolerability. We would expect to plan a Phase 2 randomized controlled trial, or RCT, of sapacitabine in combination with other agents following a review of all relevant clinical data with mature follow-up.
Median overall survival after treatment failure of front-line hypomethylating agents, such as azacitidine and/or decitabine, for patients with intermediate-2 or high- risk disease per IPSS, is reported in the literature to range between 5.9 and 4.3 months. Patients with high-risk IPSS scores also have a high probability of experiencing transformation of their MDS into AML, an aggressive form of blood cancer with typically poor survival.
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

Cyclin Dependent Kinase Inhibitor program
Cyclin Dependent Kinase Inhibitors, or CDKs, are enzymes that are central to the process of cell division and cell cycle control and play pivotal roles in cancer cell growth, survival and DNA damage repair. Inhibition of CDKs 2 and 9 may also overcome aberrant cell cycle control in certain non-malignant diseases of proliferation.
Seliciclib
Seliciclib, is a novel, orally-available, CDK2/7/9 inhibitor which has a target profile differentiated from the published target profile of other CDK inhibitors. Its selectivity is differentiated by recent publications by independent investigators which showed that seliciclib (i) is more active against NSCLC cells with K-Ras or N-Ras mutations than those with wild type Ras and (ii) overcomes resistance to letrozole in breast cancer cells caused by a particular form of cyclin E in complex with CDK2. Preclinical studies have shown that the drug works by inducing cell apoptosis, or cell suicide, in multiple phases of the cell cycle. To date, seliciclib has been evaluated in over 450 patients in several Phase 1 and 2 studies, including studies in NSCLC and NPC, and has shown signs of anti-cancer activity. We have retained worldwide rights to commercialize seliciclib.
Phase 1/2 clinical trial of seliciclib and sapacitabine in patients with advanced cancers
In an ongoing Phase 1, single-arm, dose escalation study, sapacitabine and seliciclib are administered sequentially in patients with incurable advanced solid tumors unresponsive to conventional treatment or for which no effective therapy exists. Sapacitabine is dosed twice daily for 7 days (Day 1-7) and seliciclib twice daily for 3 days (Day 8-11) for three week cycles. The primary objective of the study is to determine the maximum tolerated dose, or MTD, and recommended Phase 2 dosing schedule of sapacitabine and seliciclib administered sequentially. The secondary objective is to evaluate the antitumor activity of sequential treatment and to explore the pharmacodynamic effect of this treatment in skin and peripheral blood mononuclear cells. The study is being conducted at Dana Farber Cancer Institute in Boston and the principal investigator is Geoffrey I. Shapiro, MD with participation from other Harvard Medical School hospitals.
At the 2013 American Society of Cancer Research Annual Meeting Dr Shapiro reported that of 38 patients with incurable solid tumors and adequate organ function enrolled in the Phase 1 study, 16 were BRCA mutation positive. Four patients with BRCA-deficient pancreatic, breast or ovarian cancers had confirmed partial responses to the drug regimen. Based on available follow-up to date, three patients experienced durable partial responses, with a breast cancer patient receiving treatment over 234 weeks or 78 three-week cycles which is on-going. Researchers observed stable disease of 12 weeks or more in eight additional patients, including two BRCA positive patients with ovarian and breast cancers and whose stable disease lasted 64 and 21 weeks, respectively. The maximum tolerated doses were 50 mg sapacitabine twice daily and 1,200 mg seliciclib twice daily. Dose-limiting toxicities included reversible transaminase elevations and neutropenia. Adverse events were mild to moderate in intensity. Results of skin biopsies after treatment showed a 2.3-fold increase in DNA damage induced by sapacitabine, as measured by gamma-H2AX immunohistochemistry. Additional DNA damage occurred after treatment with seliciclib with a 0.58-fold further increase in gamma-H2AX staining.
As of December 2015, approximately 60 patients with various cancers have been enrolled, of which approximately two-thirds are BRCA positive.
Based on encouraging results from the initial patients and investigator interest the study has been expanded to evaluate an additional 20 breast cancer patients all of whom are required to test positive for BRCA in baseline biopsies. Patients will also undergo whole exome sequencing with the objective of further characterizing the genetic profiles of their tumors.

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
CYC065
CYC065 is a highly-selective, second generation inhibitor of CDK2 and CDK9 that causes apoptotic death of cancer cells at sub-micromolar concentrations and is bioavailable via oral and intravenous routes. Antitumor efficacy has been achieved in vivo with once a day oral dosing at well tolerated doses. Evidence from published preclinical studies show that CYC065 may benefit patients with adult and pediatric hematological malignancies, including certain AML, Acute Lymphocytic Leukemias, or ALL, Chronic Lymphocytic Leukemias, or CLL, Diffuse Large B-cell Lymphoma, or DLBCL, Multiple Myelomas or MM, and certain solid tumors, including breast and uterine cancers.
CYC065 is in an on-going, first-in-human, Phase 1 trial to assess its safety, tolerability, pharmacokinetics and pharmacodynamics in solid tumor and lymphoma patients. The trial is being conducted at the Dana Farber Cancer Institute in Boston and the principal investigator Dr Geoffrey I. Shapiro, M.D. CYC065 was selected from the Company’s drug discovery program in Dundee, Scotland and its development was supported in part by a grant award of approximately $1.9 million from the Biomedical Catalyst of the United Kingdom government.
CYC065 is mechanistically similar but has much higher dose potency, in vitro and in vivo, improved metabolic stability and longer patent protection than seliciclib, Cyclacel’s first generation CDK2/9 inhibitor. Translational biology data support development of CYC065 as a stratified medicine for solid and liquid tumors. CYC065 has been shown to reverse drug resistance associated with the addiction of cancer cells to cyclin E, a partner protein of CDK2, and inhibit CDK9-dependent oncogenic and leukemogenic pathways, including MYC and multilineage leukemia rearrangements, or MLL-r. Like seliciclib, CYC065 also represses the MCL-1-mediated survival pathway in cancer cells, leading to rapid induction of apoptosis in MCL-1 dependent cancer cells.
In 2011, independent investigators published preclinical evidence that CYC065 as a single-agent can induce tumor growth delay in HER2-positive breast cancer cells addicted to cyclin E and resistant to trastuzumab, or Herceptin®, while administration of CYC065 in combination with trastuzumab resulted in regression or sustained tumor growth inhibition.
Data presented at the 2015 Annual Meeting of the American Association of Cancer Research, or AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics demonstrated the mechanistic rationale for clinical development of CYC065 in oncology. Data showed that MLL gene status and levels of Bcl-2 family proteins correlated with sensitivity of AML cell lines to CYC065. Combination studies revealed the potential to combine CYC065 with available and experimental leukemia therapies, including cytarabine and Bcl-2 inhibitors, such as venetoclax. Potent anticancer activity of CYC065 was demonstrated in vivo in AML xenograft models resulting in over 90% inhibition of tumor growth. The potent in vitro and in vivo anti-cancer activity, opportunity for patient stratification and the ability to combine with anti-leukemic agents suggest that CYC065 may have therapeutic potential in AML.
Additionally data presented at the 2015 San Antonio Breast Cancer Symposium demonstrated in particular the mechanistic rationale for clinical development of CYC065 in basal-like triple negative breast cancer, or TNBC, a cancer with poor prognosis frequently associated with BRCA mutations. Molecular characteristics of TNBC include amplification or overexpression of Cyclin E, the partner protein of CDK2, and MYC. CYC065 directs a pro-apoptotic mechanism in breast cancer cell lines, which includes transcriptional down regulation of key pro-survival and oncogenic regulators, including MCL-1 and MYC.
CYC065 was shown to rapidly induce cell death in breast cancer cell lines, while transiently inducing G1 cell cycle arrest in non-malignant breast lines. CYC065’s potent anticancer activity has been confirmed in breast cancer xenograft animal models. Like seliciclib, CYC065 effectively combined with sapacitabine in breast cancer cell lines.
In 2015, independent investigators presented data demonstrating that CYC065 prolongs survival in MYCN-addicted neuroblastoma models. The study evaluated the ability of CYC065 to inhibit cell proliferation and induce apoptosis of neuroblastoma cells in vitro and in vivo. In vivo efficacy was evaluated in subcutaneous xenograft models of both MYCN-amplified and non-amplified neuroblastoma cells and the Th-MYCN genetically-engineered mouse model of neuroblastoma. The study showed that neuroblastoma cell lines with MYCN amplification and high MYCN expression levels were sensitive to the CYC065 inhibitor. CYC065 also depleted MYCN protein in a time- and dose-dependent manner, blocked neuroblastoma cell proliferation and induced apoptosis which resulted in significantly reduced tumor burdens and prolonged survival in MYCN-addicted neuroblastoma models in vivo.
Similar to palbociclib, a drug which targets CDK4/6 and the first CDK inhibitor to be recently approved by the FDA, we anticipate that CYC065 will likely be best used in combination with available anti-cancer agents. Depending on the data from the ongoing Phase 1 study, we are also interested in evaluating CYC065 in patients with hematological malignancies in light of profound signals of activity observed in preclinical studies.
PLK inhibitors
In our PLK inhibitor program we have discovered potent and selective small molecule inhibitors of PLK1, a kinase active during cell division, which target the mitotic phase of the cell cycle. At the 2012 Annual Meeting of the AACR, we reported that one of these compounds, CYC140, was selected for further preclinical development and showed potent activity and selectivity against a panel of esophageal cancer cell lines. Short drug exposure times demonstrated differential sensitivity between cancerous esophageal cells versus control, outlining the potential broad therapeutic index for CYC140 in treating esophageal cancers. PLK was discovered by Professor David Glover, our Chief Scientist. We have received a grant award of approximately $3.5 million from the Biomedical Catalyst of the United Kingdom government to complete IND-directed preclinical development of CYC140.
Aurora kinase inhibitors
Aurora kinases, or AK, are a family of serine/threonine protein kinases discovered by Professor David Glover, our Chief Scientist, which are only expressed in actively dividing cells and are crucial for the process of cell division, or mitosis. These proteins, which have been found to be over-expressed in many types of cancer, have generated significant scientific and commercial interest as cancer drug targets. Vascular endothelial growth factor receptor 2, or VEGFR2 is a receptor protein that plays a key regulatory role in the angiogenesis pathway, or blood vessel formation. VEGFR is targeted by approved drugs such as bevacizumab and sorafenib indicated for the treatment of several solid cancers, such as breast, colorectal, kidney, liver and lung.
At the Annual Meeting of the AACR 2012 we reported that collaborators tested the activity of CYC3, our novel Aurora Kinase A specific inhibitor, in pancreatic cancer cell lines and found that CYC3 acted synergistically against pancreatic cancer cell lines in combination with paclitaxel at a 10-fold lower dose resulting in comparable anti-proliferative activity to standard paclitaxel dosing. The collaborators reported that the combination merits further investigation and has the potential for improved therapeutic index in vivo. We have completed a multicenter Phase 1 pharmacologic clinical trial of CYC116, an orally-available inhibitor of Aurora kinase A and B and VEGFR2, in patients with advanced solid tumors, but have no current plans to progress the program. We have retained worldwide rights to commercialize CYC116 and our other Aurora kinase inhibitors.
Investigator-Sponsored Trials
Preclinical results from several independent investigators suggest that cell cycle inhibitors, such as seliciclib and related molecules arrest the progress of the cell cycle and may have therapeutic benefit in the treatment of patients with autoimmune and inflammatory diseases as well as in diseases characterized by uncontrolled cell proliferation. Published data indicate potential benefit in glomerulonephritis, graft-versus-host disease, idiopathic pulmonary fibrosis, lupus nephritis, polycystic kidney disease and rheumatoid arthritis. Based on these data investigators have approached us to be provided with seliciclib so that they can evaluate it in various indications in clinical trials.
In this regard, there are on-going investigator sponsored trials, or ISTs, evaluating seliciclib in endocrinologic and inflammatory indications in patients who have failed prior treatments. In an IST at Cedars-Sinai, Los Angeles, the first patients are being treated in an on-going Phase 2 trial to evaluate seliciclib as a potential therapy for Cushing’s disease caused by pituitary tumors. There are limited options for Cushing’s disease patients today. The investigator was awarded a grant from The National Institute of Diabetes and Digestive and Kidney Diseases. In a European IST, seliciclib is being evaluated as a potential treatment for rheumatoid arthritis, or RA, where it may work for RA by targeting proliferating fibroblasts, a different type of approach than conventional RA therapies. This study is also being supported by an approximately $1.5 million grant from the United Kingdom’s Medical Research Council.
Collaboration and Licensing Agreement
On June 29, 2015, we announced the execution of a collaboration, licensing and supply agreement with ManRos Therapeutics SA, or ManRos, for the exclusive development and commercialization of our oral seliciclib capsules by ManRos as a treatment for cystic fibrosis, or CF. Among other terms of the agreement, ManRos licensed rights to our proprietary clinical data to enable clinical development of seliciclib for CF indications. The agreement provides for our supply of seliciclib investigational product for initial and later stage clinical trials of seliciclib in CF and technical assistance related to our know-how to facilitate these trials. We have received upfront payments and will receive milestone payments and tiered royalties if seliciclib is commercialized for the treatment of CF.
As with all ISTs and the collaboration and licensing agreement, we do not control the timing or conduct of such studies and will report updates as the investigators may notify us from time to time.
Business Strategy
Our operating plan is to focus on the clinical development of sapacitabine, specifically in hematology and the on-going SEAMLESS trial, with selective investment in the advancement of other clinical studies or our other drug candidates. We currently anticipate that our cash and cash equivalents of approximately $20.4 million at December 31, 2015 are sufficient through 2017. This is beyond the time of the data read-out of the SEAMLESS Phase 3 trial, estimated to occur in the first half of 2016, but not sufficient to complete development of other indications or product candidates or to commercialize any of the Company’s product candidates.
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

•
Material transfer agreements; and

•
Trademark protection.

We give priority to obtaining substance of matter claims in the United States, the European Patent Office, or EPO, Japan and other important markets if such protection is available. We prefer substance of matter claims because they give us rights to the compounds themselves, and not merely a particular use. In addition to substance of matter claims, we seek coverage for solid state forms, polymorphic and crystalline forms, medical uses, combination therapies, specific regimens, pharmaceutical forms of our compounds and synthetic routes where available and appropriate. Claims covering combination therapies, specific regimens and pharmaceutical forms can be valuable because the therapeutic effect of pharmaceuticals used in the anticancer field is often enhanced when individual therapeutics are used in particular combinations or dosed in a certain way. The availability of protection in these areas can, however, vary from jurisdiction to jurisdiction and combination claims are particularly difficult to obtain for many inventions.
We own 20 patents granted in the United States, 10 granted by the EPO and 43 granted in other countries worldwide. In addition, we have a license to 51 patents granted in the US, by the EPO or worldwide.
We own 7 patent applications pending in the United States, 10 before the EPO and 25 pending patent applications in other countries.
No assurances can be given that patents will be issued with respect to the pending applications, nor that the claims will provide equivalent coverage in all jurisdictions. In addition to the pending patent applications referred to above that we own, there are 6 pending patent applications worldwide to which we have a license.
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
Government Regulation
The FDA and comparable regulatory agencies in state and local jurisdictions and the EMA impose substantial requirements upon the clinical development, manufacture, marketing and distribution of drugs. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our drug candidates and commercialized drugs.
For example, in the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act and implementing regulations. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following:
•
completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies, all performed in accordance with the FDA’s good laboratory practice, or GLP, regulations;

•
submission to the FDA of an Investigational New Drug Application, or IND, which must become effective before clinical trials may begin;

•
performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication;

•
submission of a New Drug Application, or NDA, to the FDA;

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product is produced to assess compliance with current good manufacturing practice requirements, or cGMPs, regulations; and

•
FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

This testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all. Preclinical and other nonclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the adequacy of the preclinical testing or the proposed conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND, or those of our collaborators, may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that site and it must monitor the clinical trial until completed. The FDA or the clinical trial sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice, or GCP, requirements, including those relating to informed consent.
Clinical Trials
For purposes of an NDA submission, clinical trials are typically conducted in the following three sequential phases, which may overlap:
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

In some cases, the FDA may condition approval of an NDA for a drug candidate on the sponsor’s agreement to conduct a Phase 4, which includes additional clinical trials to further assess the drug’s safety and effectiveness after NDA approval.
New Drug Application
The results of drug candidate development, nonclinical testing and clinical trials are submitted to the FDA as part of an NDA. The NDA also must contain extensive manufacturing information. Once the submission has been accepted for filing, by law the FDA has 180 days to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data or an additional pivotal Phase 3 clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaborators do. Once issued, the FDA may withdraw a drug approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA may require further testing, including Phase 4 clinical trials, and surveillance programs to monitor the effect of approved drugs which have been commercialized. The FDA has the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications or indications and in accordance with the provisions of the approved label. Further, if there are any modifications to a drug, including changes in indications, labeling or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require us to develop additional data or conduct additional nonclinical studies and clinical trials.
Fast Track Designation
The FDA’s fast track program is intended to facilitate the development and to expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new drug candidate may request the FDA to designate the drug candidate for a specific indication as a fast track drug concurrent with or after the submission of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request.
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
In some cases, a drug candidate may also qualify for one or more of the following programs:
•
Priority Review.   Under FDA policies, a drug candidate is eligible for priority review, or review within a six-month time frame from the time a complete NDA is accepted for filing, if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. We cannot guarantee that any of our drug candidates will receive a priority review designation, or if a priority designation is received, that review or approval will be faster than conventional FDA procedures, or that the FDA will ultimately grant drug approval.

•
Accelerated Approval.   Under the FDA’s accelerated approval regulations, the FDA is authorized to approve drug candidates that have been studied for their safety and effectiveness in treating serious or life-threatening illnesses, and that provide meaningful therapeutic benefit to patients over existing treatments based upon either a surrogate endpoint that is expected to predict a clinical benefit or on the basis of an effect on a clinical endpoint other than patient survival. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition that are substituted for measurements of observable clinical symptoms. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to validate the surrogate endpoint or confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to validate a surrogate endpoint or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA. In rare instances the FDA may grant accelerated approval of an NDA based on Phase 2 data and require confirmatory Phase 3 studies to be conducted after approval and/or as a condition of maintaining approval. We can give no assurance that any of our drugs will be reviewed under such procedures.

When appropriate, we and our collaborators may seek fast track designation or accelerated approval for our drug candidates. We cannot predict whether any of our drug candidates will obtain a fast track or accelerated approval designation, or the ultimate impact, if any, of the fast track or the accelerated approval process on the timing or likelihood of FDA approval of any of our drug candidates.
Satisfaction of FDA regulations and requirements or similar requirements of state, local and the EMA typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Typically, if a drug candidate is intended to treat a chronic disease, as is the case with some of our drug candidates, safety and efficacy data must be gathered over an extended period of time. Government regulation may delay or prevent marketing of drug candidates for a considerable period of time and impose costly procedures upon our activities. The FDA or EMA may not grant approvals for new indications for our drug candidates on a timely basis, if at all. Even if a drug candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a drug may result in restrictions on the drug or even complete withdrawal of the drug from the market. Delays in obtaining, or failures to obtain, regulatory approvals for any of our drug candidates would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.
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
Other regulatory requirements
Any products manufactured or distributed by us or our collaborators pursuant to FDA or EMA approvals are subject to continuing regulation by the FDA or EMA, including record-keeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA or EMA and certain state agencies and are subject to periodic unannounced inspections by the FDA or EMA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA or EMA regulatory requirements. If our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA or EMA may halt our clinical trials, require us to recall a product from distribution, or withdraw approval of that product.
The FDA or EMA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. A company can make only those claims relating to safety and efficacy that are approved by the FDA or EMA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe approved drugs for uses that are not described in the drug’s labeling and that differ from those tested by us and approved by the FDA or EMA. Such off-label uses are common across certain medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA or EMA generally does not regulate the behavior of physicians in their choice of treatments. The FDA or EMA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use.
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
A large number of drug candidates are in development for the treatment of leukemia and lymphomas, MDS, breast, lung, and nasopharyngeal cancer. Several pharmaceutical and biotechnology companies have nucleoside analogs or other products on the market or in clinical trials which may be competitive to sapacitabine in both hematology and oncology indications. These include AbbVie, Astra-Zeneca, Baxter/Onconova, Boehringer Ingelheim, BMS/Innate, Celator, Celgene, CTI Biopharma, Daiichi Sankyo, Eisai, Lilly, GlaxoSmithKline, Johnson & Johnson, MEI Pharma, Otsuka, Pfizer, Sanofi, Synta Pharmaceuticals, Sunesis and Teva. Several pharmaceutical and biotechnology companies have CDK inhibitors in clinical trials including Bayer, Lilly, Merck, Nerviano Medical Sciences/Tiziana Life Sciences, Novartis, Otsuka-Astex , Pfizer, Piramal, Sanofi/Tolero, Tragara and MetaMax. Several companies are pursuing discovery and research activities in each of the other areas that are the subject of our research and drug development programs. We believe that Amgen, AstraZeneca, CASI Pharmaceuticals, Nerviano Medical Sciences, Nemucore, Otsuka-Taiho Oncology and Takeda-Millennium are conducting clinical development of Aurora kinase inhibitors for hemato-oncology indications. We believe that Arbutus Biopharma, Boehringer Ingelheim, GlaxoSmithKline, Merck, Nerviano Medical Sciences and Takeda-Millennium have commenced clinical trials with PLK1 inhibitor candidates for hemato-oncology indications.
Legal Proceedings
From time to time, we may be involved in routine litigation incidental to the conduct of our business. As of December 31, 2015 we were not party to any material legal proceedings.
Employees
As of March 25, 2016, we had 16 full-time employees. Our employees are not represented by any collective bargaining agreements, and management considers relations with our employees to be good.
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
Risks Associated with Development and Commercialization of Our Drug Candidates
Clinical trial designs that were discussed with the FDA and the EMA and in some cases agreed to prior to their commencement may subsequently be considered insufficient for approval at the time of application for regulatory approval. Thus, our SPA regarding our SEAMLESS trial does not guarantee marketing approval of our sapacitabine oral capsules for the treatment of AML.
On September 13, 2010, and as amended on October 11, 2011, we reached agreement with the FDA regarding an SPA on the design of a pivotal Phase 3 clinical trial for our sapacitabine oral capsules as a front-line treatment in elderly patients aged 70 years or older with newly diagnosed AML, who are not candidates for intensive induction chemotherapy, or the SEAMLESS trial. An SPA is an agreement between a sponsor of an NDA and the FDA on the design of the Phase 3 clinical trial protocol design and statistical analysis that will form the primary basis of an efficacy claim. If such an agreement is reached it will be binding on the FDA unless the sponsor fails to follow the agreed upon protocol, data supporting the request are found to be false or incomplete, or the FDA determines that a substantial scientific issue essential to product efficacy or safety was identified. An SPA, however, neither guarantees approval nor provides any assurance that a marketing application will be approved by the FDA. There are companies that have been granted SPAs but have ultimately failed to obtain final approval to market their drugs. In January 2011, we opened enrollment in the lead-in portion of the SEAMLESS trial and in October 2011, we opened enrollment in the randomized portion of the trial. We completed enrollment of the SEAMLESS trial in December 2014.
In addition, the FDA or EMA may revise previous guidance or decide to ignore previous guidance at any time during the course of clinical activities or after the completion of clinical trials. The FDA or EMA may raise issues relating to, among other things, safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision. Even with successful clinical safety and efficacy data, including such data from a clinical trial conducted pursuant to an SPA, we may be required to conduct additional, expensive clinical trials to obtain regulatory approval.

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
Adverse or inconclusive results from our clinical trials may substantially delay, or halt entirely, any further development of our drug candidates. Many companies have failed to demonstrate the safety or effectiveness of drug candidates in later stage clinical trials notwithstanding favorable results in early stage clinical trials. Previously unforeseen and unacceptable side effects could interrupt, delay or halt clinical trials of our drug candidates and could result in the FDA or EMA denying approval of our drug candidates. We will need to demonstrate safety and efficacy for specific indications of use, and monitor safety and compliance with clinical trial protocols and other good clinical practice requirements throughout the development process. To date, long-term safety and efficacy has not been demonstrated in clinical trials for any of our drug candidates.

Toxicity and serious adverse events have been noted in preclinical and clinical trials involving certain of our drug candidates. For example, neutropenia and gastro-intestinal toxicity were observed in patients receiving sapacitabine and elevations of liver enzymes and decrease in potassium levels have been observed in patients receiving seliciclib.
In addition, we may pursue clinical trials for sapacitabine and seliciclib in more than one indication. There is a risk that unacceptable toxicity or adverse events observed in a trial for one indication could result in the delay or suspension of all trials involving the same drug candidate. Even if we believe that the data collected from clinical trials of our drug candidates are promising with respect to safety and efficacy, such data may not be deemed sufficient by regulatory authorities to warrant product approval. Clinical data can be interpreted in different ways. Regulatory officials could interpret such data in different ways than we do which could delay, limit or prevent regulatory approval. The FDA, EMA or we may suspend or terminate clinical trials at any time. Any failure or significant delay in completing clinical trials for our drug candidates, or in receiving regulatory approval for the commercialization of our drug candidates, may severely harm our business and reputation.
We are making use of biomarkers, which are not scientifically validated, and our reliance on biomarker data may thus cause us to direct our resources inefficiently.
We are making some use of biomarkers in an effort to facilitate our drug development and to optimize our clinical trials. Biomarkers are proteins or other substances whose presence in the blood can serve as an indicator of specific cell processes. We believe that these biological markers serve a useful purpose in helping us to evaluate whether our drug candidates are having their intended effects through their assumed mechanisms, and thus enable us to identify more promising drug candidates at an early stage and to direct our resources efficiently. We also believe that biomarkers may eventually allow us to improve patient selection in connection with clinical trials and monitor patient compliance with trial protocols.
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
Due to our reliance on contract research organizations and other third parties to conduct clinical trials, we may be unable to directly control the timing, conduct and expense of our clinical trials.
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
We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates under development. We currently lack the resources or the capacity to manufacture any of our products on a clinical or commercial scale. We anticipate future reliance on a limited number of third party manufacturers until we are able, or decide to, expand our operations to include manufacturing capacities. If the FDA or EMA approve any of our drug candidates for commercial sale, or if we significantly expand our clinical trials, we will need to manufacture them in larger quantities and will be required to secure alternative third-party suppliers to our current suppliers. To date, our drug candidates have been manufactured in small quantities for preclinical testing and clinical trials and we may not be able to successfully increase the manufacturing capacity, whether in collaboration with our current or future third-party manufacturers or on our own, for any of our drug candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA and EMA must review and approve. If we are unable to successfully increase the manufacturing capacity for a drug candidate whether for late stage clinical trials or for commercial sale or are unable to secure alternative third-party suppliers to our current suppliers, the drug development, regulatory approval or commercial launch of any related drugs may be delayed or blocked or there may be a shortage in supply. Even if any third party manufacturer makes improvements in the manufacturing process for our drug candidates, we may not own, or may have to share, the intellectual property rights to such innovation. Any performance failure on the part of manufacturers could delay late stage clinical development or regulatory approval of our drugs, the commercialization of our drugs or our ability to sell our commercial products, producing additional losses and depriving us of potential product revenues.

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
The clinical development, manufacturing, selling and marketing of our drug candidates are subject to extensive regulation by the FDA and EMA in the United States, the European Union and elsewhere. These regulations also vary in important, meaningful ways from country to country. We are not permitted to market a potential drug in the United States until we receive approval of an NDA, from the FDA or an MAA from the EMA. We have not received an NDA or MAA approval from the FDA or EMA for any of our drug candidates.
Obtaining an NDA or MAA approval is expensive and is a complex, lengthy and uncertain process. For example, The FDA approval process for a new drug involves submission of an IND which must include information about preclinical studies proposed clinical protocols and manufacturing information. Clinical development under an IND typically involves three phases of study: Phase 1, 2 and 3. The most significant costs associated with clinical development are typically the pivotal late Phase 2 or Phase 3 clinical trials, as they tend to be the longest and largest studies conducted during the drug development process. After completion of clinical trials, an NDA may be submitted to the FDA. In responding to an NDA, the FDA may refuse to file the application, or if accepted for filing, the FDA may request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. If the NDA supports the safety and efficacy of the drug candidate and satisfies other requirements, the FDA may grant marketing approval. Failure to comply with the FDA and other applicable foreign and U.S. regulatory requirements may subject us to administrative or judicially imposed sanctions. These include warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production and refusal to approve either pending NDAs, or supplements to approved NDAs.
There is substantial time and expense invested in preparation and submission of an NDA or EMA and regulatory approval is never guaranteed. Depending on the final data from our SEAMLESS study, we may meet with regulatory authorities in the United States and the European Union to discuss registration submissions for sapacitabine for the AML indication. In light of the futility cross reported by the SEAMLESS DSMB, there can be no assurance that data from SEAMLESS will be sufficient to submit registration submissions or that regulatory authorities will accept or approve any such submissions.
The FDA and other regulatory authorities in the United States, the EMA for the European Union and elsewhere exercise substantial discretion in the drug approval process. The number, size and design of preclinical studies and clinical trials that will be required for FDA or EMA approval will vary depending on the drug candidate, the disease or condition for which the drug candidate is intended to be used and the regulations and guidance documents applicable to any particular drug candidate. The FDA or EMA can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to:
•
those discussed in the risk factor which immediately follows;

•
the fact that the FDA or EMA officials may find that our or our third party manufacturer’s processes or facilities are not in compliance with cGMPs; or

•
the fact that new regulations may be enacted by the FDA or EMA may change their approval policies or adopt new regulations requiring new or different evidence of safety and efficacy for the intended use of a drug candidate.

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
Our product candidates, if approved, will also be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. In addition, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA and EMA regulatory requirements and requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to the FDA’s or EMA’s Current Good Manufacturing Practice, or cGMP. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and EMA and to comply with certain requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. Accordingly, we may not promote our approved products, if any, for indications or uses for which they are not approved.
If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, it may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, the FDA and EMA may:
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
If our drug candidates are approved, or approved together with another agent such as decitabine by the FDA or EMA, the resulting drugs, if any, must still gain market acceptance among physicians, healthcare providers and payors, patients and the medical community. The degree of market acceptance of any of our approved drugs will depend on a variety of factors, including:
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
We may also be exposed to additional risks of product liability claims. These risks exist even with respect to drugs that are approved for commercial sale by the FDA or other regulatory authorities in the United States, the European Union or elsewhere and manufactured in facilities licensed and regulated by the FDA, EMA or other such regulatory authorities. We have secured limited product liability insurance coverage, but may not be able to maintain such insurance on acceptable terms with adequate coverage, or at a reasonable cost. There is also a risk that third parties that we have agreed to indemnify could incur liability. Even if we were ultimately successful in product liability litigation, the litigation would consume substantial amounts of our financial and managerial resources and may exceed insurance coverage creating adverse publicity, all of which would impair our ability to generate sales of the litigated product as well as our other potential drugs.
We may be required to defend lawsuits or pay damages in connection with the alleged or actual violation of healthcare statutes such as fraud and abuse laws, and our corporate compliance programs can never guarantee that we are in compliance with all relevant laws and regulations.
Our commercialization efforts in the United States and elsewhere are subject to various federal and state laws pertaining to promotion and healthcare fraud and abuse, including federal and state anti-kickback, fraud and false claims laws. Anti-kickback laws make it illegal for a manufacturer to offer or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase of a product. The federal government has published many regulations relating to the anti-kickback statutes, including numerous safe harbors or exemptions for certain arrangements. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payers including Medicare and Medicaid, claims for reimbursed products or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services.
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
In all the countries where we may sell our products, governmental regulations exist to define standards for manufacturing, packaging, labeling and storing. All of our suppliers of raw materials and contract manufacturers must comply with these regulations. Failure to do so could result in supply interruptions. In the United States, the FDA requires that all suppliers of pharmaceutical bulk material and all manufacturers of pharmaceuticals for sale in or from the United States achieve and maintain compliance with the FDA’s cGMPs. Similar requirements exist in the European Union through the EMA. Failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on them or us, including fines, injunctions, civil penalties, disgorgement, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, before any product batch produced by our manufacturers can be shipped, it must conform to release specifications for the content of the pharmaceutical product. If the operations of one or more of our manufacturers were to become unavailable for any reason, any required FDA or EMA review and approval of the operations of an alternative supplier could cause a delay in the manufacture of our products.

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
We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy for their intended uses before the FDA,EMA and other regulatory authorities in the United States, the European Union and elsewhere. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or EMA for approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. Sapacitabine, our most advanced drug candidates for the treatment of cancer, is currently in Phase 3 for AML and Phase 2 for AML and MDS. A combination of sapacitabine and seliciclib is currently in a Phase 1/2 clinical trial and CYC065 is in a first-in-human Phase 1 study. We cannot be certain that the clinical development of these or any other drug candidates in preclinical testing or clinical development will be successful, that we will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Our commercial revenues from our product candidates currently in development, if any, will be derived from sales of drugs that will not become marketable for several years, if at all.

We have a history of operating losses and we may never become profitable. Our stock is a highly speculative investment.
We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of December 31, 2014 and December 31, 2015, our accumulated deficit was $308.8 million and $323.2 million, respectively. Our net loss was $19.4 million and $14.3 million for the years ended December 31,2014 and 2015, respectively. Our drug candidates are in the mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years as we continue our research and development of our drug candidates, seek regulatory approvals and commercialize any approved drugs. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.
If we fail to comply with the continued listing requirements of the NASDAQ Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
Our common stock is currently listed for trading on the NASDAQ Capital Market. We must satisfy NASDAQ’s continued listing requirements, including, among other things, a minimum stockholders’ equity of $2.5 million and a minimum bid price for our common stock of $1.00 per share, or risk delisting, which would have a material adverse effect on our business. A delisting of our common stock from the NASDAQ Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.
On February 2, 2016, the Company received a letter from the Listing Qualifications Staff  (the “Staff”) of The NASDAQ Stock Market LLC (“NASDAQ”) indicating that the Company had not regained compliance with the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5450(a)(1), by the end of the previously granted compliance period that expired on February 2, 2016. As a result, the Staff indicated that the Company would be subject to delisting unless it timely requests a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”).
The Company has scheduled a hearing before the Panel on March 31, 2016, at which it will present its plan to regain compliance with the minimum bid price requirement, and request a further extension of time to do so. The Panel has the discretion to grant the Company up to an additional 180 calendar days from the date of the Staff’s notice, or until August 1, 2016, to regain compliance with the minimum bid price requirement. The hearing will automatically stay any delisting action pending the issuance of a final decision and the expiration of any further extension granted by the Panel. There can be no assurance that the Panel will grant the Company’s request for continued listing.
We cannot be sure that our share price will comply with the requirements for continued listing of our common stock on The NASDAQ Capital Market in the future, or that we will comply with the other continued listing requirements. If our shares of Common Stock lose their status on the NASDAQ Capital Market, we believe that our shares of Common Stock would likely be eligible to be quoted on the inter-dealer electronic quotation and trading system operated by Pink OTC Markets Inc., commonly referred to as the Pink Sheets and now known as the OTCQB market. Our shares of Common Stock may also be quoted on the Over-the-Counter Bulletin Board, an electronic quotation service maintained by the Financial Industry Regulatory Authority. These markets are generally not considered to be as efficient as, and not as broad as, the NASDAQ Capital Market. Selling our shares of Common Stock on these markets could be more difficult because smaller quantities of shares would likely be bought and sold, and transactions could be delayed. In addition, in the event our shares of Common Stock are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our Common Stock, further limiting the liquidity of our Common Stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our Common Stock.
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
Research and development is an expensive process. As part of our operating plan, we have decided to focus our clinical development priorities on sapacitabine, while still possibly continuing to progress additional programs pending the availability of clinical data and the availability of funds, at which time we will determine the feasibility of pursuing, if at all, further development of our CDK inhibitors , or additional programs. Because we have to prioritize our development candidates as a result of budget constraints, we may not be able to fully realize the value of our product candidates in a timely manner, if at all.
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
Sapacitabine is protected by granted, composition of matter patents claiming certain, stable crystalline forms of sapacitabine and their pharmaceutical compositions and therapeutic uses that expire in 2022 (and may be eligible for a Hatch-Waxman term restoration of up to five years, which could extend the expiration date to 2027); United States and European granted patents that expire in 2029, claiming the combination of sapacitabine with hypomethylating agents, including decitabine, which is being tested as the active arm in the SEAMLESS Phase 3 trial, and a United States granted patent claiming a specified method of administration of sapacitabine with patent exclusivity until July 2030. We have used a stable, crystalline form of sapacitabine in nearly all our Phase 1 and all our Phase 2 and Phase 3 clinical studies. We have also chosen this crystalline form for commercialization. Additional patents and applications claim certain medical uses, combinations, formulations and dosing regimens of sapacitabine which have emerged in our clinical trials, as well as a process for the preparation of sapacitabine.

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
As a public company, we face and will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that we would not incur as a private company. Compliance with the Sarbanes Oxley Act of 2002, as well as other rules of the SEC, the Public Company Accounting Oversight Board and the NASDAQ Global Market resulted in a significant initial cost to us as well as an ongoing compliance cost. As a public company, we are subject to Section 404 of the Sarbanes Oxley Act relating to internal control over financial reporting. We have completed a formal process to evaluate our internal controls for purposes of Section 404, and we concluded that as of December 31, 2015, our internal control over financial reporting was effective. As our business grows and changes, there can be no assurances that we can maintain the effectiveness of our internal controls over financial reporting. In addition, our independent certified public accounting firm has not provided an opinion on the effectiveness of our internal controls over financial reporting for the year ended December 31, 2015 because we are a smaller reporting company. In the event our independent auditor is required to provide an opinion on such controls in the future, there is a risk that the auditor would conclude that such controls are ineffective.
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
In addition, in the event a third party seeks to acquire our company or acquire control of our company by way of a merger, but the terms of such offer do not provide for our preferred stock to remain outstanding or be converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to our preferred stock, the terms of the Certificate of Designations of our preferred stock provide for an adjustment to the conversion ratio of our preferred stock such that, depending on the terms of any such transaction, preferred stockholders may be entitled, by their terms, to receive up to $10.00 per share in common stock, causing our common stockholders not to receive as favorable a price as the price at which such shares may be trading at the time of any such transaction. As of December 31, 2015, there were 335,273 shares of our preferred stock issued and outstanding. If the transaction were one in which proceeds were received by the Company for distribution to stockholders, and the terms of the Certificate of Designations governing the preferred stock were strictly complied with, approximately $4.0 million would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time. Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.

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
On July 10, 2015 we entered into a Controlled Equity Offering™ Sales Agreement with Cantor, as sales agent, pursuant to which we may sell through Cantor up to an aggregate of  $8.35 million in shares of our common stock. Our management will use its discretion to direct the net proceeds from the sale of those shares. We intend to use all of the net proceeds, together with cash on hand, for general corporate purposes. General corporate purposes may include working capital, capital expenditures, development costs, strategic investments or possible acquisitions. Our management’s judgments may not result in positive returns on your investment and you will not have an opportunity to evaluate the economic, financial or other information upon which our management bases its decisions. As of December 31, 2015, we have raised net proceeds of  $0.6 million.
The sale of our common stock through Cantor may cause substantial dilution to our existing stockholders and the sale, actual or anticipated, of the shares of common stock to be sold through Cantor could cause the price of our common stock to decline.
We have the right to sell up to $8.35 million of our shares of common stock through Cantor, as agent. Any actual or anticipated sales of shares through Cantor may cause the trading price of our common stock to decline. Additional issuances of shares through Cantor may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock through Cantor, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of sales of our shares through Cantor, and the Agreement may be terminated by us at any time at our discretion upon 10 days’ notice without any penalty or cost to us.

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

Item 3.   Legal Proceedings
From time to time, we may be involved in routine litigation incidental to the conduct of our business. As of December 31, 2015, we were not a party to any material legal proceedings.
Item 4.   Mine Safety Disclosures
Not applicable.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock is traded on The NASDAQ Global Market, or NASDAQ, under the symbol “CYCC”. Our preferred stock currently trades on NASDAQ under the symbol “CYCCP”. The following table summarizes, for the periods indicated, the high and low sales prices for the common stock as reported by NASDAQ:
	High	Low
2015
Quarter ended March 31, 2015	$2.13	$0.51
Quarter ended June 30, 2015	$1.10	$0.68
Quarter ended September 30, 2015	$0.80	$0.49
Quarter ended December 31, 2015	$1.05	$0.47
2014
Quarter ended March 31, 2014	$4.84	$3.19
Quarter ended June 30, 2014	$3.87	$2.88
Quarter ended September 30, 2014	$3.58	$2.90
Quarter ended December 31, 2014	$3.72	$0.61
Holders of Common Stock
On March 23, 2016, we had approximately 49 registered holders of record of our 35,582,492 shares of common stock outstanding. On March 23 2016, the closing sale price of our common stock as reported by NASDAQ was $0.41 per share.
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
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements
This report contains certain statements that may be deemed ‘forward-looking statements’ within the meaning of United States securities laws. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Certain factors that could cause results to differ materially from those projected or implied in the forward looking statements are set forth in this Annual Report on Form 10-K for the year ended December 31, 2015 under the caption “Item 1A — Risk factors”.
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
Overview
During 2015, our focus has been on our SEAMLESS Phase 3 study, which completed enrollment in December 2014 and is currently in the follow-up phase, as well as evaluating sapacitabine in other indications including in combination with our CDK inhibitor seliciclib in solid tumors in a Phase 1/2 study. Additionally, we advanced development of our second-generation CDK inhibitor CYC065, into a first-in-human study in solid tumors and lymphomas and progressed our PLK-1 inhibitor in IND-directed studies with the support of government funding.
Corporate Developments
During 2015, we strengthened our cash position with completion of an underwritten offering for net proceeds of approximately $9.2 million. We also raised net proceeds of approximately $1.4 million under our common stock purchase agreements with Aspire and $0.5 million under a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., or Cantor”. At December 31, 2015, we had $20.4 million in cash and cash equivalents. We expect these cash resources are sufficient through 2017 and to reach beyond the top-line analysis of SEAMLESS, estimated in the first half of 2016, and continue our existing programs.
Recent Events
Deficiency and Compliance Notice from The NASDAQ Stock Market
On February 2, 2016, the Company received a letter from the Listing Qualifications Staff, or the Staff of The NASDAQ Stock Market LLC, or NASDAQ , indicating that the Company had not regained compliance with the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5450(a)(1), by the end of the previously granted compliance period that expired on February 2, 2016. As a result, the Staff indicated that the Company would be subject to delisting unless it timely requests a hearing before a NASDAQ Listing Qualifications Panel, or the Panel.
The Company has scheduled a hearing before the Panel on March 31, 2016, at which it will present its plan to regain compliance with the minimum bid price requirement, and request a further extension of time to do so. The Panel has the discretion to grant the Company up to an additional 180 calendar days from the date of the Staff’s notice, or until August 1, 2016, to regain compliance with the minimum bid price requirement. The hearing will automatically stay any delisting action pending the issuance of a final decision and the expiration of any further extension granted by the Panel. There can be no assurance that the Panel will grant the Company’s request for continued listing.

Dividend on Preferred Stock
On December 24, 2015, the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s Preferred Stock. The cash dividend was paid on February 1, 2016 to the holders of record of the Preferred Stock as of the close of business on January 21, 2016.
Results of Operations
Years Ended December 31, 2014 and 2015.
Results of Continuing Operations
Revenues
The following table summarizes the components of our revenues for the years ended December 31, 2014 and 2015 (in $000s except percentages):
	Years Ended December 31,		Difference
	2014	2015	$	%
Grant revenue	$1,734	$1,694	(40)	(2)
Collaboration and research and development revenue	—	250	250	—
Total Revenue	$1,734	$1,944	210	12

Grant revenue is recognized as we incur and pay for qualifying costs and services under the applicable grant. Grant revenue is derived from various United Kingdom government and European Union grant awards. For each of the years ended December 31, 2014 and 2015, we had grant revenue of approximately $1.7 million in respect of the CYC065 and CYC140 programs. Collaboration and research and development revenue represents and up-front milestone payments in respect of a collaboration, licensing and supply agreement with ManRos Therapeutics SA or ManRos, entered into in June 2015.
The future
We expect to recognize approximately $0.9 million in grant revenue for the CYC140 program through November 2016 from the Biomedical Catalyst of the United Kingdom government. Receipt of further revenue under the ManRos agreement is dependent on the clinical progress of the program, which we do not control.
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

The following table provides information with respect to our research and development expenditures for the years ended December 31, 2014 and 2015 (in $000s except percentages):
	Years Ended December 31,		Difference
	2014	2015	$	%
Sapacitabine	$14,757	$8,228	(6,529)	(44)
Other costs related to research and development programs and management	3,520	4,154	634	18
Total research and development	$18,277	$12,382	(5,895)	(32)

Research and development expenses represented 76% and 68% of our operating expenses for the years ended December 31, 2014 and 2015, respectively. Included in research and development expenses is stock-based compensation of approximately $0.4 million for December 31, 2014 and $0.2 million for the year ended December 31, 2015.
Research and development expenditures decreased by approximately $5.9 million to $12.4 million for the year ended December 31, 2015 from $18.3 million for the year ended December 31, 2014. The decrease was primarily due to the reduction in costs associated with the SEAMLESS Phase 3 trial which completed patient enrollment at the end of 2014 and is now in the follow-up phase, partially offset by increased expenditures related to grant funded programs and costs associated with the first-in-human study for CYC065 initiated in 2015.
The future
We anticipate that overall research and development expenditures for the year ended December 31, 2016 will decrease compared to the year ended December 31, 2015, as we are in the patient follow-up phase of SEAMLESS and clinical study sites are being closed. However, we will continue to incur costs for recruited patients who remain on study and costs related to clinical site closures. The timing and extent of SEAMLESS expenditures, including the possibility of registration submissions to regulatory authorities in Europe and the United States, are dependent upon final data, which is expected during the first half of 2016, after the prespecified number of events have been observed in accordance with the study protocol. Expenditure on grant funded programs will reduce as the CYC065 grant ended in December 2015 and the CYC140 grant ends in 2016.
General and administrative
General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the total general and administrative expenses for the years ended December 31, 2014 and 2015 (in $000s except percentages):
	Years Ended December 31,		Difference
	2014	2015	$	%
General and administrative	$5,894	$5,732	(162)	(3)

Total general and administrative expenses represented 24% and 32% of our operating expenses for the years ended December 31, 2014 and 2015, respectively. Included in general and administrative expenses is stock-based compensation of approximately $0.8 million for December 31, 2014 and $0.5 million for the year ended December 31, 2015.
Our general and administrative expenditures decreased slightly from $5.9 million for the year ended December 31, 2014 compared to $5.7 million for the year ended December 31, 2015. The net decrease in expenditures was primarily attributable to decreases in stock-based compensation expense of  $0.3 million.

The future
We expect general and administrative expenditures for the year ended December 31, 2016 compared to our expenditures for the year ended December 31, 2015 to remain relatively flat.
Other income (expense), net
The following table summarizes the other income (expense) for years ended December 31, 2014 and 2015 (in $000s except percentages):
	Years Ended December 31,		Difference
	2014	2015	$	%
Change in valuation of financial instruments associated with stock purchase agreement	$(342)	$(51)	291	(85)
Change in valuation of liabilities measured at fair value	20	—	(20)	(100)
Foreign exchange gains (losses)	(10)	(368)	(358)	3,580
Interest income	6	9	3	50
Other income, net	114	94	(20)	(18)
Total other income (expense), net	$(212)	$(316)	(104)	49

Total other income (expense), net, increased by approximately $0.1 million, from total other expense, net of approximately $0.2 million for the year ended December 31, 2014 to total other expense, net of approximately $0.3 million for the year ended December 31, 2015.
Change in valuation of financial instruments associated with stock purchase agreement
The remaining fair value of the right to sell additional shares under the November 2013 Purchase Agreement with Aspire was recognized during the year ended December 31, 2015 when we sold all remaining shares of common stock that were subject to the agreement and the agreement automatically terminated by its terms. Prior to termination, the fair value was remeasured each reporting period. The Company recognized an expense of approximately $0.3 million and $0.1 for the years ended December 31, 2014 and 2015, respectively.
Foreign exchange gains (losses)
Foreign exchange gains (losses) increased by $0.4 million to a loss of  approximately $368,000 for the year ended December 31, 2015 compared to a loss of approximately $10,000 for the year ended December 31, 2014. Foreign exchange gains (losses) are reported in the consolidated statement of operations as a separate line item within other income (expense), net. These changes are primarily due to exchange rates fluctuations between the British Pound and the U.S. Dollar.
We have a number of intercompany loans in place between our parent company based in New Jersey and our subsidiary based in Scotland. The intercompany loans outstanding are not expected to be repaid in the foreseeable future and the nature of the funding advanced is of a long-term investment nature. Therefore all unrealized foreign exchange gains or losses arising on the intercompany loans are recognized in other comprehensive income until repayment of the intercompany loan becomes foreseeable. Unfavorable unrealized foreign exchange movements related to intercompany loans totaled $8.4 million for the year ended December 31, 2014. Unfavorable unrealized foreign exchange movements related to intercompany loans totaled $6.5 million for the year ended December 31, 2015.
The future
We expect other income, net for the year ended December 31, 2016 to be similar to the year ended December 31, 2015.
As the funding advanced through intercompany loans is that of a long-term investment in nature, unrealized foreign exchange gains and losses on such funding will be recognized in other comprehensive income until repayment of the intercompany loan becomes foreseeable.

Income tax benefit
Credit is taken for research and development tax credits, which are claimed from the United Kingdom’s taxation and customs authority, in respect of qualifying research and development costs incurred.
The following table summarizes total income tax benefit for the years ended December 31, 2014 and 2015 (in $000s except percentages):
	Years Ended December 31,		Difference
	2014	2015	$	%
Income tax benefit	$3,243	$2,144	(1,099)	(34)

The income tax benefit decreased by approximately $1.1 million to $2.1 million for the year ended December 31, 2015 from $3.2 million for the year ended December 31, 2014. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.
The future
We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so. The amount of tax credits we will receive is entirely dependent on the amount of eligible expenses we incur. As we expect our eligible expenses to be lower in the fiscal year ended December 31, 2016, the level of tax credits recoverable is anticipated to be lower in 2016 compared to the fiscal year ended December 31, 2015.
Results of Discontinued Operations
The following table summarizes our net income from discontinued operations for the years ended December 31, 2014 and 2015 (in $000s except percentages):
	Years Ended December 31,		Difference
	2014	2015	$	%
Income from discontinued operations	$29	$—	(29)	(100)
Income tax on discontinued operations	(10)	—	10	(100)
Net income from discontinued operations	$19	$—	(19)	(100)

In August 2012, we entered into a termination and settlement agreement with Sinclair Pharmaceuticals Limited, or Sinclair, to terminate, effective September 30, 2012, the distribution agreements relating to the promotion and sale of Xclair®, Numoisyn® Lozenges and Numoisyn® Liquid, which we refer to collectively as the ALIGN products). The operating results associated with the ALIGN products are classified within net income from discontinued operations in the consolidated statements of operations for the years ended December 31, 2014 and 2015.
Net income from discontinued operations decreased by approximately $19,000 from income of $19,000 for the year ended December 31, 2014 to income of $0 for the year ended December 31, 2015.
The future
We ceased operations associated with the ALIGN products effective September 30, 2012. We have received all expected payments in accordance with our termination agreement with Sinclair. We expect discontinued operations to have a minimal impact on our results of operations for the year ended December 31, 2016.

Liquidity and Capital Resources
The following is a summary of our key liquidity measures as of December 31, 2014 and 2015 (in $000s):
	December 31, 2014	December 31, 2015
Cash and cash equivalents	$24,189	$20,440
Working capital:
Current assets	$29,000	$24,566
Current liabilities	(7,493)	(5,753)
Total working capital	$21,507	$18,813

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments, licensing revenue, and a limited amount of product revenue from operations discontinued in September 2012. We have incurred significant losses since our inception. As of December 31, 2015, we had an accumulated deficit of $323.1 million.
Cash Flows
Cash provided by (used in) operating, investing and financing activities
Cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2014 and 2015 is summarized as follows (in $000s):
	Years Ended December 31,
	2014	2015
Net cash used in operating activities	$(18,702)	$(14,460)
Net cash provided by investing activities	$75	$62
Net cash provided by financing activities	$12,200	$10,860
Cash flows from discontinued operations
Net cash provided by investing activities	$384	$96
Operating activities
Net cash used in operating activities decreased by $4.2 million, from $18.7 million for the year ended December 31, 2014 to $14.5 million for the year ended December 31, 2015. The decrease in cash used by operating activities was primarily the result of a decrease in research and development costs related to the ongoing SEAMLESS trial.
Investing activities
Net cash provided by investing activities was flat at approximately $0.1 million for the years ended December 31, 2014 and December 31, 2015.
Financing activities
Net cash provided by financing activities was $10.9 million for the year ended December 31, 2015, primarily as a result of approximately $9.2 million in net proceeds from the issuance of common stock in March 2015, $1.4 million in net proceeds from the issuance of common stock under a stock purchase agreement with Aspire entered into in November 2013 and $0.5 million in net proceeds from the issuance of common stock under a Controlled Equity OfferingSM Sales Agreement with Cantor entered into in July 2015 offset by $0.2 million in dividend payments to the holders of our Preferred Stock.

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
Operating Capital and Capital Expenditure Requirements
We expect to continue to incur substantial operating losses in the future and cannot guarantee that we will generate any significant product revenues until a product candidate has been approved by the FDA or EMA in other countries and successfully commercialized.
We believe that existing funds together with cash generated from operations, such as the R&D tax credit, and recent financing activities are sufficient to satisfy our planned working capital, capital expenditures and other financial commitments through 2017. However, we do not currently have sufficient funds to complete development and commercialization of any of our drug candidates. Current business and capital market risks could have a detrimental effect on the availability of sources of funding and our ability to access them in the future, which may delay or impede our progress of advancing our drugs currently in the clinical pipeline to approval by the FDA or EMA for commercialization. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.
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

•
the costs and timing of seeking and obtaining FDA and EMA approvals;

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
Off-Balance Sheet Arrangements
As of December 31, 2015, we had no off-balance sheet arrangements.
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
Stock-based Compensation
We grant stock options, restricted stock units and restricted stock to officers, employees, directors and consultants under the Company’s 2015 Equity Incentive Plan, or the 2015 Plan. The 2015 Plan replaced the Company’s Amended and Restated Equity Incentive Plan which expired in 2015. We measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation over the requisite service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. The determination of grant-date fair value for stock option awards is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of our employees, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments.
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
Revenue Recognition
Collaboration, supply and licensing agreements
Consideration received is allocated to each of the separable elements in an arrangement using the relative selling price method. An element is separable if it has value to the customer on a stand-alone basis. The selling price used for each separable element will be based on vendor-specific objective evidence, or VSOE, if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available. Revenue is recognized for each separate element when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.
Royalty income is recognized when the licensee sells the underlying product.

In June 2015, the Company entered into a collaboration, licensing and supply agreement with ManRos for the exclusive development and commercialization of the Company’s oral seliciclib capsules by ManRos as a treatment for cystic fibrosis , orCF. Among other terms of the agreement, ManRos licensed rights to the Company’s proprietary clinical data to enable clinical development of seliciclib for CF indications. The agreement provides for supply of seliciclib investigational product for initial and later stage clinical trials of seliciclib in CF and technical assistance related to the Company’s know-how to facilitate these trials. The Company received an up-front payment in July 2015 and reached a development milestone in September 2015. The Company will receive further milestone payments and tiered royalties, if seliciclib is commercialized for the treatment of CF. The upfront and milestone payments have been allocated to the separate elements within the arrangement and recognized over the period in which the elements are being delivered. In the year ended December 31, 2015, the Company recognized revenue of  $0.2 million.
Grant revenue
Grant revenues from government agencies and private research foundations are recognized as the related qualified research and development costs are incurred, up to the limit of the prior approval funding amounts. Grant revenues are not refundable.
Accounting Standards Adopted in the Period
On January 1, 2015, the Company adopted guidance issued by the Financial Accounting Standards Board which changed the criteria for reporting discontinued operations and enhanced disclosure in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. This guidance has been adopted prospectively to all disposals (or classifications as held for sale) of components of an entity occurring after January 1, 2015 and all businesses or nonprofit activities that, on acquisition, are classified as held for sale, that occur after January 1, 2015. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.
Recent Accounting Pronouncements Not Yet Effective
In May 2014, the FASB issued new guidance on accounting for revenue from contracts with customers. This new guidance will replace existing revenue guidelines with a new model, in which revenue is recognized upon transfer of control over goods or services to a customer. In August 2015, the FASB deferred the effective date of the guidance, which will now be effective for the Company on January 1, 2018, for both interim and annual periods. Early adoption is permitted for both interim and annual periods commencing on January 1, 2017. The guidance can be adopted using either a full retrospective (with certain practical expedients) or a modified retrospective method of transition. Under the modified retrospective approach, financial statements will be prepared for the year of adoption using the new standard, but prior periods will not be adjusted. Instead, companies will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the company, and disclose all line items in the year of adoption as if they were prepared under current revenue requirements. At this time, the Company has not decided on which method it will use to adopt the new standard, nor has it determined the effects of the new guidelines on its results of operations and financial position. For the foreseeable future, the Company’s revenues will be limited to grants received from government agencies or nonprofit organizations and revenues from collaboration, supply and licensing agreements, and we are evaluating the effects of the new standard on these types of revenue streams.
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information response to this item.

Item 8.
Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Cyclacel Pharmaceuticals, Inc.
We have audited the accompanying consolidated balance sheets of Cyclacel Pharmaceuticals, Inc. and subsidiaries as of December 31, 2014 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyclacel Pharmaceuticals, Inc. and subsidiaries as of December 31, 2014 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
/s/ RSM US LLP
RSM US LLP (formerly McGladrey LLP)
New York, New York
March 29, 2016

CYCLACEL PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In $000s, except share, per share, and liquidation preference amounts)
	December 31,
	2014	2015
ASSETS
Current assets:
Cash and cash equivalents	$24,189	$20,440
Prepaid expenses and other current assets	4,640	4,051
Current assets of discontinued operations	171	75
Total current assets	29,000	24,566
Property, plant and equipment (net)	387	198
Long-term assets of discontinued operations	—	—
Total assets	$29,387	$24,764
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,792	$1,940
Accrued and other current liabilities	4,626	3,738
Other liabilities measured at fair value	—	—
Current liabilities of discontinued operations	75	75
Total current liabilities	7,493	5,753
Other liabilities	206	176
Total liabilities	7,699	5,929
Commitments and contingencies	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2014 and 2015; 335,273 shares issued and outstanding at December 31, 2014 and 2015. Aggregate preference in liquidation of $3,989,749 at December 31, 2014 and 2015	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2014 and 2015; 23,199,469 and 35,582,492 shares issued and outstanding at December 31, 2014 and 2015, respectively	23	35
Additional paid-in capital	330,962	342,555
Accumulated other comprehensive income (loss)	(480)	(596)
Accumulated deficit	(308,817)	(323,159)
Total stockholders’ equity	21,688	18,835
Total liabilities and stockholders’ equity	$29,387	$24,764

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In $000s, except share and per share amounts)
	Year Ended December 31, 2014	Year Ended December 31, 2015
Revenues:
Grant revenue	$1,734	$1,694
Collaboration and research and development revenue	—	250
Total revenues	1,734	1,944
Operating expenses:
Research and development	18,277	12,382
General and administrative	5,894	5,732
Total operating expenses	24,171	18,114
Operating loss	(22,437)	(16,170)
Other income (expense):
Change in valuation of financial instruments associated with stock purchase agreement	(342)	(51)
Change in valuation of liabilities measured at fair value	20	—
Foreign exchange gains	(10)	(368)
Interest income	6	9
Other income, net	114	94
Total other income (expense), net	(212)	(316)
Loss from continuing operations before taxes	(22,649)	(16,486)
Income tax benefit	3,243	2,144
Net loss from continuing operations	(19,406)	(14,342)
Discontinued operations:
Income from discontinued operations	29	—
Income tax on discontinued operations	(10)	—
Net income from discontinued operations	19	—
Net loss	(19,387)	(14,342)
Deemed dividend on convertible exchangeable preferred shares	—	—
Dividend on convertible exchangeable preferred shares	(200)	(201)
Net loss applicable to common shareholders	$(19,587)	$(14,543)
Basic and diluted earnings per common share:
Net loss per share, continuing operations – basic and diluted	$(0.89)	$(0.45)
Net income per share, discontinued operations – basic and diluted	$0.00	$0.00
Net loss per share – basic and diluted	$(0.89)	$(0.45)
Weighted average common shares outstanding	21,955,381	32,557,146

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In $000s)
	Year Ended December 31, 2014	Year Ended December 31, 2015
Net loss from continuing operations	$(19,406)	$(14,342)
Net income from discontinued operations, net of tax	19	—
Net loss	(19,387)	(14,342)
Translation adjustment	8,020	6,420
Unrealized foreign exchange loss on intercompany loans	(8,391)	(6,536)
Comprehensive loss	$(19,758)	$(14,458)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In $000s, except share amounts)
	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income/(loss)	Accumulated Deficit	Total
	No.	Amount	No.	Amount
Balance at December 31, 2013	335,273	$—	19,369,332	$19	$317,543	$(109)	$(289,430)	$28,023
Issue of common stock for cash on registered direct offering, net of expenses	—	—	2,857,143	3	9,286	—	—	9,289
Issue of common stock on share purchase agreement	—	—	950,000	1	3,131	—	—	3,132
Stock-based awards exercised	—	—	22,994	—	(21)	—	—	(21)
Stock-based compensation	—	—	—	—	1,223	—	—	1,223
Preferred stock dividends	—	—	—	—	(200)	—	—	(200)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(8,391)	—	(8,391)
Translation adjustment	—	—	—	—	—	8,020	—	8,020
Loss for the year	—	—	—	—	—	—	(19,387)	(19,387)
Balance at December 31, 2014	335,273	$—	23,199,469	$23	$330,962	$(480)	$(308,817)	$21,688
Issue of common stock for cash on registered direct offering, net of expenses	—	—	10,000,000	10	9,161			9,171
Issue of common stock upon draw down of Committed Equity Finance Facility	—	—	879,583	1	483	—	—	484
Issue of common stock on share purchase agreement	—	—	1,414,424	1	1,405	—	—	1,406
Stock-based awards vested	—	—	89,016	—	—	—	—
Stock-based compensation	—	—	—	—	745	—	—	745
Preferred stock dividends	—	—	—	—	(201)	—	—	(201)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(6,536)	—	(6,536)
Translation adjustment	—	—	—	—	—	6,420	—	6,420
Loss for the year	—	—	—	—	—	—	(14,342)	(14,342)
Balance at December 31, 2015	335,273	$—	35,582,492	$35	$342,555	$(596)	$(323,159)	$18,835

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $000s)
	Year Ended December 31, 2014	Year Ended December 31, 2015
Operating activities:
Net loss	$(19,387)	$(14,342)
Change in valuation of liabilities at fair value	(20)	—
Change in valuation of financial instruments associated with stock purchase agreement	342	51
Depreciation	174	210
Stock-based compensation	1,223	745
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,700)	342
Accounts payable and other current liabilities	666	(1,466)
Net cash used in operating activities	(18,702)	(14,460)
Investing activities:
Purchase of property, plant and equipment	(309)	(34)
Minimum royalty payments received from termination of ALIGN license agreement	384	96
Net cash provided by investing activities	75	62
Financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	12,421	11,061
Proceeds from the exercise of stock options and warrants, net of issuance costs	(21)	—
Payment of preferred stock dividend	(200)	(201)
Net cash provided by financing activities	12,200	10,860
Effect of exchange rate changes on cash and cash equivalents	(530)	(211)
Net decrease in cash and cash equivalents	(6,957)	(3,749)
Cash and cash equivalents, beginning of period	31,146	24,189
Cash and cash equivalents, end of period	$24,189	$20,440
Supplemental cash flow information:
Cash received during the period for:
Interest	6	10
Taxes	1,811	2,861
Cash flow from discontinued operations:
Net cash provided by investing activities	384	96
Non cash financing activities:
Accrual of preferred stock dividends	50	50

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
Cyclacel’s clinical development priorities are focused on sapacitabine, an orally available, cell cycle modulating nucleoside analog and the cyclin dependent kinase inhibitor program.
Sapacitabine is being evaluated in the SEAMLESS Phase 3 study, which completed enrollment in December 2014 and is being conducted under a Special Protocol Assessment (“SPA”) agreement with the US Food and Drug Administration (“FDA”) for the front-line treatment of acute myeloid leukemia (“AML”) in the elderly and in other indications including myelodysplastic syndromes (“MDS”). Sapacitabine is also being evaluated in an oral regimen in combination with seliciclib in a Phase 1 study of patients with Homologous Recombination (HR) repair-deficient breast, ovarian and pancreatic cancers, including BRCA positive tumors. Sapacitabine has been evaluated in over 1,000 patients with various cancers. The FDA and the European Medicines Agency (“EMA”) have designated sapacitabine as an orphan drug for the treatment of both AML and MDS.
In Cyclacel’s second development program the Company is evaluating cyclin dependent kinase, or CDK, inhibitors. CDKs are involved in cancer cell growth, survival, metastatic spread and DNA damage repair. Seliciclib, Cyclacel’s lead CDK inhibitor, is an oral, highly selective inhibitor of CDK enzymes that are central to the process of cell division and cell cycle control. Seliciclib has been evaluated in over 450 patients with various cancers, including non-small cell lung cancer, or NSCLC, and nasopharyngeal cancer, or NPC, and has shown signs of anticancer activity. Cyclacel has retained worldwide rights to commercialize seliciclib. Seliciclib has completed a Phase 2b randomized study in third-line NSCLC and is currently undergoing a study in solid tumors in combination with Cyclacel’s own drug candidate, sapacitabine. Seliciclib is also being evaluated in Investigator Sponsored Trials, or ISTs, to treat Cushing’s disease and rheumatoid arthritis, or RA.
Cyclacel’s second generation CDK inhibitor, CYC065, is a highly selective inhibitor of CDKs targeting CDK2/9 enzymes with potential utility in both hematological malignancies and solid tumors. CYC065 has increased anti-proliferative potency and improved pharmaceutical properties compared to seliciclib. CYC065 is in an on-going first-in-human, Phase 1 trial to assess its safety, tolerability, pharmacokinetics and pharmacodynamics in advanced cancer patients. CYC065 was selected from the Company’s drug discovery program in Dundee, Scotland and its development was supported in part by a $1.9 million grant from the Biomedical Catalyst of the United Kingdom government.
In addition to these development programs, in Cyclacel’s polo-like kinase (“PLK”) inhibitor program, the Company has discovered CYC140 and other potent and selective small molecule inhibitors of PLK1, a kinase that is active during cell division, which targets the mitotic phase of the cell cycle. PLK was discovered by Professor David Glover, the Company’s Chief Scientist. The Company has received a grant award of approximately $3.5 million from the Biomedical Catalyst of the United Kingdom government to complete IND-directed preclinical development of CYC140.
Cyclacel currently retains virtually all marketing rights worldwide to the compounds associated with the Company’s drug programs.
As of December 31, 2015, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

Capital Resources
We believe that existing funds together with cash generated from operations, such as the R&D tax credit, and recent financing activities are sufficient to satisfy our planned working capital, capital expenditures and other financial commitments through 2017.This is beyond the availability of mature data for final analysis of the SEAMLESS Phase 3 trial, which is expected to occur in the first half of 2016, but will not be sufficient to complete development of other indications or existing product candidates or to commercialize any of the Company’s product candidates. On July 10, 2015, Cyclacel entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., as sales agent (“Cantor”) under which it may, from time to time, sell shares of common stock having an aggregate offering price of up to $8.35 million through Cantor. As of December 31, 2015 approximately $0.5 million net proceeds have been received through the sale of shares under the agreement.
Basis of Presentation
The accompanying consolidated financial statements as of December 31, 2014 and 2015, and for each of the two years in the period ended December 31, 2015, have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The consolidated financial statements include the financial statements of Cyclacel Pharmaceuticals, Inc. and all of the Company’s wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
2.
Summary of Significant Accounting Policies

Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include inputs used to determine clinical trial accruals, research and development expenditures, stock-based compensation expense and the recognition of revenue. Cyclacel reviews its estimates on an ongoing basis. The estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates. Cyclacel believes the judgments and estimates required by the following accounting policies to be significant in the preparation of the Company’s consolidated financial statements.
Risks and Uncertainties
Drug candidates developed by the Company typically will require approvals or clearances from the FDA, EMA or other similar regulatory agencies in other countries prior to commercial sales. There can be no assurance that the Company’s drug candidates will receive any of the required approvals or clearances. If the Company was denied approval or clearance or such approval was delayed, or is unable to obtain the necessary financing to complete development and approval, there will be a material adverse impact on the Company’s financial condition and results of operations. The Company has relied upon government grants to fund its earlier stage programs and does not expect to be able to continue to be successful in obtaining government grants to fund the Company’s research and development expenditure.
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
The Company’s cash balance at December 31, 2015 was $20.4 million and it maintains its cash accounts in several entities both within the United States and the United Kingdom. The total cash balances for amounts held in the United States are insured by the Federal Deposit Insurance Corporation up to $250,000 per account. The Company has cash balances exceeding the balance insured by the FDIC that totaled approximately $16.3 million at December 31, 2015. The total cash balances for amounts held in the United Kingdom are insured by the UK Government Financial Services Compensation Scheme (“FSCS”) up to £75,000 per account. The Company has cash balances exceeding the balance insured by the FSCS that totaled approximately $2.0 million at December 31, 2015.
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
The Company did not sell any fixed assets during the years ended December 31, 2014 or 2015.
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
Royalty income is recognized when the licensee sells the underlying product.
In June 2015, the Company entered into a collaboration, licensing and supply agreement with ManRos Therapeutics SA (“ManRos”), for the exclusive development and commercialization of the Company’s oral seliciclib capsules by ManRos as a treatment for cystic fibrosis (“CF”). Among other terms of the agreement, ManRos licensed rights to the Company’s proprietary clinical data to enable clinical development of seliciclib for CF indications. The agreement provides for supply of seliciclib investigational product for initial and later stage clinical trials of seliciclib in CF and technical assistance related to the Company’s know-how to facilitate these trials. The Company received an up-front payment in July 2015 and reached a development milestone in September 2015. The Company will receive further milestone payments and tiered royalties, if seliciclib is commercialized for the treatment of CF. The upfront and milestone payments have been allocated to the separate elements within the arrangement and recognized over the period in which the elements are being delivered. In the year ended December 31, 2015, the Company recognized revenue of  $250,000.
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
	Year Ended December 31, 2014	Year Ended December 31, 2015
Stock options	1,010,298	2,475,579
Restricted Stock Units	89,016	—
Convertible preferred stock	20,381	20,381
Common stock warrants	1,341,129	544,117
Total shares excluded from calculation	2,460,824	3,040,077

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
Recent Events
Deficiency and Compliance Notice from The NASDAQ Stock Market
On February 2, 2016, the Company received a letter from the Listing Qualifications Staff  (the “Staff”) of The NASDAQ Stock Market LLC (“NASDAQ”) indicating that the Company had not regained compliance with the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5450(a)(1), by the end of the previously granted compliance period that expired on February 2, 2016. As a result, the Staff indicated that the Company would be subject to delisting unless it timely requests a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”).
The Company has scheduled a hearing before the Panel on March 31, 2016, at which it will present its plan to regain compliance with the minimum bid price requirement, and request a further extension of time to do so. The Panel has the discretion to grant the Company up to an additional 180 calendar days from the date of the Staff’s notice, or until August 1, 2016, to regain compliance with the minimum bid price requirement. The hearing will automatically stay any delisting action pending the issuance of a final decision and the expiration of any further extension granted by the Panel. There can be no assurance that the Panel will grant the Company’s request for continued listing.
Accounting Standards Adopted in the Period
On January 1, 2015, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) which changed the criteria for reporting discontinued operations and enhanced disclosure in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. This guidance has been adopted prospectively to all disposals (or classifications as held for sale) of components of an entity occurring after January 1, 2015 and all businesses or nonprofit activities that, on acquisition, are classified as held for sale, that occur after January 1, 2015. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.
Recent Accounting Pronouncements Not Yet Effective
In February 2016, the FASB issued guidance on accounting for leases. The guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases along with additional qualitative and quantitative guidance. The guidance is effective for fiscal years beginning after December 15, 2018. The impact of the adoption of this guidance has not yet been evaluated.

In January 2016, the FASB issued guidance requiring all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee) and amended certain fair value disclosures requirements. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In November 2015, the FASB issued guidance on the classification of deferred taxes on the balance sheet. The guidance is effective for fiscal periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In September 2015, the FASB issued guidance that requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance should be applied prospectively and is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
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

In May 2014, the FASB issued new guidance on accounting for revenue from contracts with customers. This new guidance will replace existing revenue guidelines with a new model, in which revenue is recognized upon transfer of control over goods or services to a customer. In August 2015, the FASB deferred the effective date of the guidance, which will now be effective for the Company on January 1, 2018, for both interim and annual periods. Early adoption is permitted for both interim and annual periods commencing on January 1, 2017. The guidance can be adopted using either a full retrospective (with certain practical expedients) or a modified retrospective method of transition. Under the modified retrospective approach, financial statements will be prepared for the year of adoption using the new standard, but prior periods will not be adjusted. Instead, companies will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the company, and disclose all line items in the year of adoption as if they were prepared under current revenue requirements. At this time, the Company has not decided on which method it will use to adopt the new standard, nor has it determined the effects of the new guidelines on its results of operations and financial position. For the foreseeable future, the Company’s revenues will be limited to grants received from government agencies or nonprofit organizations and revenues from collaboration, supply and licensing agreements, and we are evaluating the effects of the new standard on these types of revenue streams.
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
Pursuant to the Daiichi Sankyo license under which the Company licenses certain patent rights for sapacitabine, its lead drug candidate, the Company is under an obligation to use reasonable endeavors to develop a product and obtain regulatory approval to sell a product and has agreed to pay Daiichi Sankyo an up-front fee, reimbursement for Daiichi Sankyo’s enumerated expenses, milestone payments and royalties on a country-by-country basis. The up-front fee, Phase 3 entry milestone, and certain past reimbursements have been paid. A further $10.0 million in aggregate milestone payments could be payable subject to achievement of all the specific contractual milestones which are primarily related to regulatory approval in various territories, and the Company’s decision to continue with these projects. Royalties are payable in each country for the term of patent protection in the country or for ten years following the first commercial sale of licensed products in the country, whichever is later. Royalties are payable on net sales. Net sales are defined as the gross amount invoiced by the Company or its affiliates or licensees, less discounts, credits, taxes, shipping and bad debt losses. The agreement extends from its commencement date to the date on which no further amounts are owed under it. If the Company wishes to appoint a third party to develop or commercialize a sapacitabine-based product in Japan, within certain limitations, Daiichi Sankyo must be notified and given a right of first refusal, with the right of first refusal ending sixty days after notification, to develop and/or commercialize in Japan. In general, the license may be terminated by the Company for technical, scientific, efficacy, safety, or commercial reasons on six months’ notice, or twelve months’ notice, if after a launch of a sapacitabine-based product, or by either party for material default. There were no milestones earned in 2014 or 2015 and there are no milestone payments that are expected to be applicable to the Company in 2016.
4.
Cash and Cash Equivalents

The following is a summary of cash and cash equivalents at December 31, 2014 and 2015 (in $000s):
	December 31,
	2014	2015
Cash	$5,870	$8,487
Investments with original maturity of less than three months at the time of purchase	18,319	11,953
Total cash and cash equivalents	$24,189	$20,440

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

The fair value of the Company’s financial assets and liabilities that are measured on a recurring basis were determined using the following inputs as of December 31, 2015 (in $000s):
	Level 1	Level 2	Level 3	Total
ASSETS
Cash equivalents	$11,953	$—	$—	$11,953
Total assets	$11,953	$—	$—	$11,953

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
The Company has accounted for the right to sell additional shares under the Purchase Agreement based on the guidance of ASC 815 “Derivative Financial Instruments” (“ASC 815”), which requires the instrument to be measured at fair value with changes in fair value reported in earnings each reporting period until the agreement is exhausted or expired. The primary inputs used to determine fair value are the price of the Company’s common stock, the remaining term, and aggregate share purchases on the measurement date. The instrument had a fair value of  $0.5 million at the date of the transaction and a fair value of   $0.1 million as of December 31, 2014.

On July 8, 2015, the Company sold all remaining 314,424 shares of common stock that were subject to its agreement with Aspire and the Aspire Agreement has automatically terminated by its terms.
6.
Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets at December 31, 2014 and 2015 (in $000s):
	December 31,
	2014	2015
Research and development tax credit receivable	$3,017	$2,093
Prepayments	902	893
Grant receivable	134	326
VAT receivable	309	607
Deposits	132	132
Other current assets	146	—
	$4,640	$4,051

7.
Property, Plant, and Equipment

Property, plant and equipment consisted of the following at December 31, 2014 and 2015 (in $000s):
	Useful lives in years from date of acquisition	December 31,
		2014	2015
Leasehold improvements	5 to 15 years	$914	$885
Research and laboratory equipment	3 to 5 years	5,881	5,604
Office equipment and furniture	3 to 5 years	1,302	1,294
		8,097	7,783
Less: accumulated depreciation and amortization		(7,710)	(7,585)
		$387	$198

The depreciation and amortization of property, plant and equipment amounted to $0.2 million for each of the years ended December 31, 2014 and 2015.
8.
Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at December 31, 2014 and 2015 (in $000s):
	December 31,
	2014	2015
Accrued research and development	$4,161	$3,284
Accrued legal and professional fees	303	291
Other current liabilities	162	163
	$4,626	$3,738

9.
Commitments and Contingencies

General
Please refer to Note 3 — Significant Contracts for further discussion of certain of the Company’s commitments and contingencies.

Leases
The following is a summary of the Company’s contractual obligations and commitments relating to its facilities leases as at December 31, 2015 (in $000s):
Operating Lease Obligations
2016	$537
2017	408
2018	381
2019	373
2020	373
Thereafter	1,795
Total	$3,867

Rent expense, which includes lease payments related to the Company’s research and development facilities and corporate headquarters and other rent related expenses was $0.5 million for each of the years ended December 31, 2014 and 2015, respectively.
In October 2000, the Company entered into a twenty-five year lease for its research and development facility in Dundee, Scotland. In November 2013, the Company entered into a one year commitment to sublease part of the aforementioned research and development facility in Dundee, Scotland and recognized approximately $0.1 million for the year ended December 31, 2014. The commitment terminated in December 2014 and there was no sublease income in the year ended December 31, 2015. In May 2011, the Company extended its lease for office space at its headquarters in Berkeley Heights, New Jersey, through February 2017.
Preferred Dividends
The Company’s Board of Directors considers numerous factors in determining whether to declare the quarterly dividend pursuant to the certificate of designations governing the terms of the Company’s outstanding 6% Convertible Exchangeable (“Preferred Stock”), including the requisite financial analysis and determination of a surplus. Accrued and unpaid dividends in arrears on preferred stock were $0.6 million, or $1.90 per share, of preferred stock, as of December 31, 2014 and 2015.
10.
Stockholders’ Equity

Preferred Stock
As of December 31, 2015, there were 335,273 shares of the Company’s Preferred Stock issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board of Directors and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends.
The Preferred Stock is convertible at the option of the holder at any time into the Company’s shares of common stock at a conversion rate of approximately 0.06079 shares of common stock for each share of Preferred Stock based on a price of  $164.50. The Company has reserved 20,381 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at December 31, 2015. The shares of previously-converted Preferred Stock have been retired, cancelled and restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors as shares of Preferred Stock of one or more series.
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
The Preferred Stock is exchangeable, in whole but not in part, at the option of the Company on any dividend payment date beginning on November 1, 2005 (the “Exchange Date”) for the Company’s 6% Convertible Subordinated Debentures (“Debentures”) at the rate of   $10.00 principal amount of Debentures for each share of Preferred Stock. The Debentures, if issued, will mature 25 years after the Exchange Date and have terms substantially similar to those of the Preferred Stock. No such exchanges have taken place as of December 31, 2015.
For the year ended December 31, 2014, the company declared dividends of  $0.15 per share quarterly on its Preferred Stock. These dividends were paid on February 1, May 1, August 1 and November 3, 2014, respectively.
On February 18, 2015, the Board of Directors of the Company declared a quarterly cash dividend in the amount of  $0.15 per share on the Company’s Preferred Stock. The cash dividend was paid on May 1, 2015 to the holders of record of the Preferred Stock as of the close of business on April 17, 2015.
On May 22, 2015, the Board of Directors of the Company declared a quarterly cash dividend in the amount of  $0.15 per share on the Company’s Preferred Stock. The cash dividend was paid on August 1, 2015 to the holders of record of the Preferred Stock as of the close of business on July 17, 2015.
On October 14, 2015, the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s Preferred Stock. The cash dividend was paid on November 2, 2015 to the holders of record of the Preferred Stock as of the close of business on October 23, 2015.
On December 24, 2015, the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s Preferred Stock. The cash dividend was paid on February 1, 2016 to the holders of record of the Preferred Stock as of the close of business on January 21, 2016.
Common Stock
July 2015 Controlled Equity OfferingSM
On July 10, 2015, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Agreement”) with Cantor under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $8.35 million through Cantor. Under the Agreement, Cantor may sell the Shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company will pay Cantor a commission of up to 3.0% of the gross sales price per share sold. Cyclacel is not obligated to make any sales under the Agreement. During the year ended December 31, 2015, the Company issued 879,583 shares of its common stock for proceeds, net of certain fees and expenses, of approximately $0.5 million.
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
During the year ended December 31, 2015, the Company sold all remaining 1,414,424 shares of common stock that were subject to the Purchase Agreement for net proceeds of approximately $1.4 million. All of the available shares under the Aspire Agreement have now been sold and the Aspire Agreement has automatically terminated by its terms.
Summary of Outstanding Warrants
The following table summarizes information about warrants outstanding at December 31, 2015:
Issued in Connection With	Expiration Date	Common Shares Issuable	Weighted Average Exercise Price
July 2011 stock issuance	2016	544,117	$9.52
Total		544,117	$9.52

There were no exercises of warrants during the years ended December 31, 2014 and 2015. Warrants for 202,499 shares of common stock, issued in connection with the January 2010 stock issuance and warrants for 594,513 shares of common stock, issued in connection with the October 2010 stock issuance, expired during the year ended December 31, 2015.
Exercise of Stock Options
No stock options were exercised during the years ended December 31, 2014 and 2015.
11.
Stock-Based Compensation Arrangements

ASC 718 requires compensation expense associated with share-based awards to be recognized over the requisite service period, which for the Company is the period between the grant date and the date the award vests or becomes exercisable. Most of the awards granted by the Company (and still outstanding), vest ratably over three or four years, however, certain awards granted to members of the Company’s Board of Directors vest in their entirety on the one-year anniversary following the date of grant.
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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for 2014 and 2015 as shown in the following table (in $000s):
	Year Ended December 31, 2014	Year Ended December 31, 2015
Research and development	$392	$240
General and administrative	831	505
Stock-based compensation costs before income taxes	$1,223	$745

2015 Plan
On May 22, 2015, the Company’s stockholders approved the 2015 Plan, under which Cyclacel may make equity incentive grants to its officers, employees, directors and consultants. The Company has reserved 3,500,000 shares of its common stock under the 2015 Plan. The 2015 Plan replaces the 2006 Plan, under which there were no remaining reserved shares available for issuance as of September 30, 2015. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.
During 2015, the Company granted approximately 1,470,000 options to employees and directors with a grant date fair value of approximately $0.8 million. During 2014, the Company granted approximately 63,000 options to employees and directors with a grant date fair value of approximately $0.2 million. The weighted average grant-date fair values of options granted during the years ended December 31, 2014 and 2015 were $2.48 and $0.51, respectively.
As of December 31, 2015, the total remaining unrecognized compensation cost related to the non-vested stock options amounted to approximately $1.0 million, which will be amortized over the weighted-average remaining requisite service period of 2.19 years.
During the years ended December 31, 2014 and 2015, the Company did not settle any equity instruments with cash.
There were no stock option exercises during the years ended 2014 and 2015. No income tax benefits were recorded for the years ended December 2014 and 2015 because ASC 718 prohibits recognition of tax benefits for exercised stock options until such benefits are realized. The Company was not able to benefit from the deduction for exercised stock options for the years ended December 31, 2014 and 2015 because the Company incurred tax losses in each of those years.
Outstanding Options
A summary of the share option activity and related information is as follows:
	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000s)
Options outstanding at December 31, 2013	949,685	$15.02	7.38	$152
Granted	63,000	$3.11
Exercised	—
Cancelled/forfeited	(2,387)	$31.08
Options outstanding at December 31, 2014	1,010,298	$14.24	6.58	$—
Granted	1,470,281	$0.63
Exercised	—
Cancelled/forfeited	(5,000)	$67.82
Options outstanding at December 31, 2015	2,475,579	$6.05	8.09	—
Unvested at December 31, 2015	1,577,211	$1.01	9.61	$—
Vested and exercisable at December 31, 2015	898,368	$14.91	5.42	$—

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718 using the following assumptions:
	Year ended December 31, 2014	Year ended December 31, 2015
Expected term (years)	6	5-6
Risk free interest rate	1.835% – 2.005%	1.520% – 1.845%
Volatility	101%	96% – 108%
Expected dividend yield over expected term	0.00%	0.00%
Resulting weighted average grant date fair value	$2.48	$0.51
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
The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. During the years ended December 31, 2014 and 2015, the Company recognized an expense of approximately $0.5 million and $0.1 million, respectively, as a result of revised forfeiture rates.
The weighted average risk-free interest rate represents interest rate for treasury constant maturities published by the Federal Reserve Board. If the term of available treasury constant maturity instruments is not equal to the expected term of an employee option, Cyclacel uses the weighted average of the two Federal Reserve securities closest to the expected term of the employee option.
Restricted Stock Units
The Company issued 85,097 restricted stock units to employees during the year ended December 31, 2013, the vesting of which is dependent upon the fulfillment of certain clinical and financial conditions. The Company determined that the satisfaction of the clinical and financial conditions was probable at December 31, 2014 and, as a result, recorded an expense of  $0.5 million related to 80,969 restricted stock units, net of forfeitures, for the year ended December 31, 2014. The restricted stock units were valued based on the fair value at the date of grant, which is equivalent to the market price of a share of the Company’s common stock. The expense was recognized entirely in the fourth quarter of 2014 as the awards became probable of vesting in that quarter. Summarized information for restricted stock unit activity for the years ended December 31, 2014 and 2015 is as follows:
	Restricted Stock Units	Weighted Average Grant Date Value Per Share
Non-vested at December 31, 2013	119,248	$5.62
Granted	—	$—
Vested	(29,999)	$5.81
Forfeited	(233)	$5.39
Non-vested at December 31, 2014	89,016	$5.56
Vested	(89,016)	$5.56
Non-vested at December 31, 2015	—	—

12.
Employee Benefit Plans

Pension Plan
The Company operates a defined contribution group personal pension plan for all of its UK based employees. Company contributions to the plan totaled approximately $63,000 and $65,000 for the years ended December 31, 2014 and 2015, respectively.
401(k) Plan
The 401(k) Plan provides for matching contributions by the Company in an amount equal to the lesser of 100% of the employee’s deferral or 6% of the U.S. employee’s qualifying compensation. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to the employees until withdrawn. Company matching contributions are tax deductible by the Company when made. Company employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit of  $18,000 if under 50 years old and $24,000 if over 50 years old and to have those funds contributed to the 401(k) Plan. The Company made contributions of approximately $46,000 and $47,000 to the 401(k) Plan for the years ended December 31, 2014 and 2015, respectively.
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
Product revenue, cost of goods sold and selling, general and administrative costs related to the promotion and sale of the ALIGN products have been reclassified from operating results from continuing operations to income from discontinued operations in the consolidated statement of operations for all periods presented as follows (in $000s):
	Year ended December 31, 2014	Year ended December 31, 2015
Interest income	$29	$—
Income tax on discontinued operations	(10)	—
Net income from discontinued operations, net of tax	$19	$—

The assets and liabilities associated with product promotion and sales have been classified within assets and liabilities of discontinued operations in the accompanying consolidated balance sheets (in $000s):
	December 31, 2014	December 31, 2015
Current assets of discontinued operations:
Short term portion of minimum royalty arrangement receivable, net	$96	$—
Returns indemnification receivable	75	75
Total current assets of discontinued operations	171	75
Long-term assets of discontinued operations:
Long-term portion of minimum royalty arrangement receivable, net	—	—
Total assets of discontinued operations	$171	$75
Current liabilities of discontinued operations:
Returns provision	$75	$75
Total current liabilities of discontinued operations	$75	$75

14.
Taxes

(Loss) income from continuing operations before taxes is comprised of the following components for the years ended December 31, 2014 and 2015 (in $000s):
	Year Ended December 31, 2014	Year Ended December 31, 2015
Domestic	$(2,898)	$(2,520)
Foreign	(19,751)	(13,966)
Loss from continuing operations before taxes	$(22,649)	$(16,486)

The benefit (provision) for income taxes from continuing operations consists of the following (in $000s):
	Year Ended December 31, 2014	Year Ended December 31, 2015
Current – domestic	$34	$—
Current – foreign	3,209	2,144
Current – total	3,243	2,144
Deferred – domestic	—	—
Income tax benefit	$3,243	$2,144

The Company has incurred a taxable loss in each of the operating periods since incorporation. The income tax credits of $3.2 million and $2.1 million for the years ended December 31, 2014 and 2015, respectively, represent UK research and development (“R&D”) tax credits for expenditures in the United Kingdom that are refundable.
A reconciliation of the (benefit) provision for income taxes from continuing operations with the amount computed by applying the statutory federal tax rate to loss from continuing operations before income taxes is as follows (in $000s):
	Year Ended December 31, 2014	Year Ended December 31, 2015
Loss from continuing operations before taxes	$(22,649)	$(16,486)
Income tax expense computed at statutory federal tax rate	(7,701)	(5,605)
Disallowed expenses and non-taxable income	406	27
Loss surrendered to generate R&D credit	7,294	2,479
Additional research and development tax relief	(7,262)	(3,402)
Change in valuation allowance	(4,963)	(4,189)
Research and development credit – prior years	—	—
Foreign items, including change in tax rates, and other	3,555	6,882
Other foreign items	5,428	1,664
	$(3,243)	$(2,144)

Significant components of the Company’s deferred tax assets are shown below (in $000s):
	December 31,
	2014	2015
Net operating loss carryforwards	$45,060	$41,003
Depreciation, amortization and impairment of property and equipment	81	101
Stock options	1,815	2,193
Accrued expenses	179	—
Research and development credits	4,332	4,021
Other	78	38
Translation adjustment	—	—
Deferred tax assets	51,545	47,356
Valuation allowance for deferred tax assets	(51,545)	(47,356)
Net deferred taxes	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes.
A valuation allowance has been established, as realization of such assets is uncertain. The Company’s management evaluated the positive and negative evidence bearing upon the realizability of its deferred assets, and has determined that, at present, the Company may not be able to recognize the benefits of the deferred tax assets under the more likely than not criteria. Accordingly, a valuation allowance of approximately $47.3 million has been established at December 31, 2015. The valuation allowance has decreased by approximately $4.2 million in 2015.
In certain circumstances, as specified in the Tax Reform Act of 1986, due to ownership changes, the Company’s ability to utilize its net operating loss (“NOL”) carryforwards may be limited. The benefit of deductions from the exercise of stock options is included in the NOL carryforwards. The benefit from these deductions will be recorded as a credit to additional paid-in capital if and when realized through a reduction of cash taxes. As of December 31, 2014 and 2015, the Company had federal NOLs of  $23.9 million and $26.7 million and foreign NOLs of $173.0 million and $171.7 million, respectively. The Company’s federal NOLs will start to expire in 2026, and the state NOLs totaling $17.0 million will start expiring in 2023. The Company’s foreign NOL’s do not expire under UK tax law.
Utilization of the NOLs may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company completed a Section 382 study as of June 30, 2014 noting there was no ownership change since the Company’s formation. Management has evaluated all significant tax positions at December 31, 2014 and 2015 and concluded that there are no material uncertain tax positions. The Company would recognize both interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception.
Tax years 2012, 2013 and 2014 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United Kingdom and the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the United Kingdom’s H.M. Revenue & Customs, the Internal Revenue Service (“IRS”) or state tax authorities. The Company is currently not under examination by the IRS or any other jurisdictions for any tax years.
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

15.
Geographic Information

Geographic information for the years ended December 31, 2014 and 2015 is as follows (in $000s):
	Year Ended December 31, 2014	Year Ended December 31, 2015
Revenue
United Kingdom	$1,734	$1,944
Total Revenue	1,734	1,944
Net loss
United States:
Continuing operations	(2,865)	(2,520)
Discontinued operations	19	—
Total United States	(2,846)	(2,520)
United Kingdom	(16,541)	(11,822)
Total Net Loss	$(19,387)	$(14,342)

	December 31,
	2014	2015
Total Assets
United States:
Continuing operations	$18,923	$17,124
Discontinued operations	171	75
Total United States	19,094	17,199
United Kingdom	10,293	7,565
Total Assets	29,387	24,764
Long Lived Assets, net
United States:
Continuing operations	6	4
Discontinued operations	—	—
Total United States	6
United Kingdom	381	194
Total Long Lived Assets, net	$387	$198

16.
Subsequent Events

Deficiency and Compliance Notice from The NASDAQ Stock Market
On February 2, 2016, the Company received a letter from the Listing Qualifications Staff  (the “Staff”) of The NASDAQ Stock Market LLC (“NASDAQ”) indicating that the Company had not regained compliance with the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5450(a)(1), by the end of the previously granted compliance period that expired on February 2, 2016. As a result, the Staff indicated that the Company would be subject to delisting unless it timely requests a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”).
The Company has scheduled a hearing before the Panel on March 31, 2016, at which it will present its plan to regain compliance with the minimum bid price requirement, and request a further extension of time to do so. The Panel has the discretion to grant the Company up to an additional 180 calendar days from the date of the Staff’s notice, or until August 1, 2016, to regain compliance with the minimum bid price requirement. The hearing will automatically stay any delisting action pending the issuance of a final decision and the expiration of any further extension granted by the Panel. There can be no assurance that the Panel will grant the Company’s request for continued listing.

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.
Controls and Procedures

(a) Disclosure Controls:
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015.
Pursuant to this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the end of the period covered by this report, our disclosure controls and procedures were effective.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.
Based on this assessment, management determined that, as of December 31, 2015, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
(c) Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.
Other information

Not applicable.

PART III
Item 10.
Directors, Executive Officers and Corporate Governance

The information required by item 10 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2015 fiscal year pursuant to Regulation 14A for its 2016 Annual Meeting of Stockholders.
Item 11.
Executive Compensation

The information required by item 11 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2015 fiscal year pursuant to Regulation 14A for its 2016 Annual Meeting of Stockholders.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by item 12 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2015 fiscal year pursuant to Regulation 14A for its 2016 Annual Meeting of Stockholders.
Item 13.
Certain Relationships and Related Transactions, and Director Independence

The information required by item 13 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2015 fiscal year pursuant to Regulation 14A for its 2016 Annual Meeting of Stockholders.
Item 14.
Principal Accountant Fees and Services

The information required by item 14 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2015 fiscal year pursuant to Regulation 14A for its 2016 Annual Meeting of Stockholders.

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

(3)
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

(b)
Exhibits:

EXHIBIT NUMBER	DESCRIPTION
1.1	Engagement Letter, dated March 3, 2015, by and between Cyclacel Pharmaceuticals, Inc. and H.C. Wainwright & Co., LLC (previously filed Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on March 4, 2015, and incorporated herein by reference).
1.2	Controlled Equity Offering Sales Agreement, dated July 10, 2015, by and among the Company and Cantor Fitzgerald & Co. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally field with the SEC on July 10, 2015, and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Cyclacel Pharmaceuticals, Inc. (Previously filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, File No. 000-50626, originally filed with the SEC on March 31, 2011 and incorporated herein by reference).
3.3	Preferred Stock Certificate of Designations (previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on November 5, 2004, and incorporated herein by reference).
4.1	Specimen of Common Stock Certificate (previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, File No. 333-109653, originally filed with the SEC on October 10, 2003, as subsequently amended, and incorporated herein by reference).
4.2	Specimen of Preferred Stock Certificate of Designation (previously filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-1, File No. 333-119585, originally filed with the SEC on October 7, 2004, as subsequently amended, and incorporated herein by reference).
4.3	Form of Warrant to purchase shares of Cyclacel Pharmaceuticals, Inc. Common Stock (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on July 1, 2011, and incorporated herein by reference).
4.4	Registration Rights Agreement, dated as of December 14, 2012, by and between the Company and Aspire Capital Fund, LLC (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 17, 2012, and incorporated herein by reference).
4.5	Registration Rights Agreement, dated November 14, 2013, by and between the Company and Aspire Capital Fund, LLC (previously filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed with the SEC on November 14, 2013, and incorporated herein by reference).
10.1	Stock Purchase Agreement, dated December 15, 2005, between Xcyte Therapies, Inc., and Cyclacel Group plc (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 20, 2005, and incorporated herein by reference).

EXHIBIT NUMBER	DESCRIPTION
10.2	Amendment No. 1 to the Stock Purchase Agreement, dated January 13, 2006, between Xcyte Therapies Inc., and Cyclacel Group plc (previously filed as exhibit 2.1 to the Registrant’s current report on Form 8-K filed with the Commission on January 19, 2006, and incorporated herein by reference).
10.3†	Amended and Restated Equity Incentive Plan (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 24, 2012, and incorporated by reference).
10.4†	Equity Incentive Plan (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 22, 2015, and incorporated by reference).
10.5†	Employment Agreement by and between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis, dated as of January 1, 2014 (previously filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 24, 2014, and incorporated by reference).
10.6†	Employment Agreement by and between Cyclacel Pharmaceuticals, Inc. and Paul McBarron, dated as of January 1, 2014 (previously filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 24, 2014, and incorporated by reference).
10.7†	Form of Change in Control Agreement by and between Cyclacel Pharmaceuticals, Inc. and Dr. Judy Chiao, dated as of December 10, 2010 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 14, 2010, and incorporated herein by reference).
10.8	Agreement between the Company and Scottish Enterprise dated March 27, 2006 (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2009, originally filed with the SEC on August 13, 2009, and incorporated herein by reference).
10.9	Addendum to Agreement between the Company and Scottish Enterprise dated June 22, 2009 (previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2009, originally filed with the SEC on August 13, 2009, and incorporated herein by reference).
10.10#	License Agreement by and between Sankyo Co., Ltd. and Cyclacel Limited, dated September 10, 2003, and letter amendments dated April 1, 2004 and April 28, 2004 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2011, originally filed with the SEC on August 12, 2011, and incorporated herein by reference).
10.11#	Amendment No. 4 to License Agreement between Daiichi Sankyo Company, Limited and Cyclacel Limited, dated July 11, 2011(previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2011, originally filed with the SEC on August 12, 2011, and incorporated herein by reference).
10.12	Common Stock Purchase Agreement, dated November 14, 2013, by and between Cyclacel Pharmaceuticals, Inc. and Aspire Capital Fund, LLC (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed with the SEC on November 14, 2013, and incorporated herein by reference).
10.13	Form of Securities Purchase Agreement, by and between Cyclacel Pharmaceuticals, Inc. and certain investors (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on March 4, 2015, and incorporated herein by reference).
21	Subsidiaries of Cyclacel Pharmaceuticals, Inc. (previously filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 26, 2014, and incorporated herein by reference).
23.1*	Consent of Independent Registered Public Accounting Firm.

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification of Spiro Rombotis, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Paul McBarron, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Spiro Rombotis, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2**	Certification of Paul McBarron, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
101	The following materials from Cyclacel Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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
CYCLACEL PHARMACEUTICALS, INC.
Date: March 29, 2016	By:	/s/ Paul McBarron Paul McBarron Chief Operating Officer, Chief Financial Officer & Executive Vice President, Finance (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Spiro Rombotis Spiro Rombotis	President & Chief Executive Officer (Principal Executive Officer) and Director	March 29 , 2016
/s/ Paul McBarron Paul McBarron	Chief Operating Officer, Chief Financial Officer & Executive Vice President, Finance (Principal Financial and Accounting Officer) and Director	March 29, 2016
/s/ Dr. David U’Prichard Dr. David U’Prichard	Chairman	March 29, 2016
/s/ Dr. Christopher Henney Dr. Christopher Henney	Vice Chairman	March 29, 2016
/s/ Dr. Nicholas Bacopoulos Dr. Nicholas Bacopoulos	Director	March 29, 2016
/s/ Sir John Banham Sir John Banham	Director	March 29, 2016
/s/ Samuel L. Barker Samuel L. Barker	Director	March 29, 2016
/s/ Gregory Hradsky Gregory Hradsky	Director	March 29, 2016
/s/ Lloyd Sems Lloyd Sems	Director	March 29, 2016