Form 10-Q
period 2016-03-31
Cyclacel Pharmaceuticals, Inc.
filed 2016-05-13
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 12, 2016 there were 36,075,730 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

	December 31,	March 31,
	2015	2016
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,440	$17,115
Prepaid expenses and other current assets	4,051	4,120
Current assets of discontinued operations	75	75
Total current assets	24,566	21,310
Property, plant and equipment (net)	198	151
Total assets	$24,764	$21,461
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,940	$1,582
Accrued and other current liabilities	3,738	3,739
Current liabilities of discontinued operations	75	75
Total current liabilities	5,753	5,396
Other liabilities	176	166
Total liabilities	5,929	5,562
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2015 and March 31, 2016; 335,273 shares issued and outstanding at December 31, 2015 and March 31, 2016. Aggregate preference in liquidation of $4,006,511 at December 31, 2015 and March 31, 2016.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2015 and March 31, 2016; 35,582,492 shares issued and outstanding at December 31, 2015 and March 31, 2016.	35	35
Additional paid-in capital	342,555	342,815
Accumulated other comprehensive loss	(596)	(662)
Accumulated deficit	(323,159)	(326,289)
Total stockholders’ equity	18,835	15,899
Total liabilities and stockholders’ equity	$24,764	$21,461

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2016
Revenues:
Grant revenue	$512	$139
Total revenues	512	139
Operating expenses:
Research and development	4,342	2,499
General and administrative	1,468	1,384
Total operating expenses	5,810	3,883
Operating loss	(5,298)	(3,744)
Other income (expense):
Change in valuation of financial instruments associated with stock purchase agreement	(20)	—
Foreign exchange gains (losses)	(378)	180
Interest income	1	10
Other income, net	20	20
Total other income (expense)	(377)	210
Loss before taxes	(5,675)	(3,534)
Income tax benefit	763	493
Net loss	(4,912)	(3,041)
Dividend on convertible exchangeable preferred shares	(50)	(50)
Net loss applicable to common stockholders	$(4,962)	$(3,091)

Basic and diluted earnings per common share:

Net loss per share – basic and diluted	$(0.19)	$(0.09)
Weighted average common shares outstanding	26,067,078	35,582,492

The accompanying notes are an integral part of these consolidated financial statements.

4

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended March 31,
	2015	2016

Net loss	(4,912)	(3,041)
Translation adjustment	6,264	(4,427)
Unrealized foreign exchange gain on intercompany loans	(6,475)	4,361
Comprehensive loss	$(5,123)	$(3,107)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Three months Ended March 31,
	2015	2016
Operating activities:
Net loss	$(4,912)	$(3,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in valuation of financial instruments associated with stock purchase agreement	20	—
Depreciation	52	42
Stock-based compensation	164	221
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,111)	(182)
Accounts payable and other current liabilities	887	(187)
Net cash used in operating activities	(4,900)	(3,147)
Investing activities:
Purchase of property, plant and equipment	(14)	—
Minimum royalty payments received from termination of ALIGN license agreement	23	—
Net cash used in investing activities	9	—
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	10,433	—
Payment of preferred stock dividend	(50)	(50)
Net cash provided by financing activities	10,383	(50)
Effect of exchange rate changes on cash and cash equivalents	(318)	(128)
Net increase / (decrease) in cash and cash equivalents	5,174	(3,325)
Cash and cash equivalents, beginning of period	24,189	20,440
Cash and cash equivalents, end of period	$29,363	$17,115

Supplemental cash flow information:
Cash received during the period for:
Interest	1	-

Non cash financing activities:
Accrual of preferred stock dividends	50	50

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Cyclacel’s clinical development priorities are focused on sapacitabine, an orally available, cell cycle modulating nucleoside analog and the cyclin dependent kinase (“CDK”) inhibitor program.

Sapacitabine is being evaluated in the SEAMLESS Phase 3 study, which completed enrollment in December 2014 and is being conducted under a Special Protocol Assessment (“SPA”) agreement with the US Food and Drug Administration (“FDA”) for the front-line treatment of acute myeloid leukemia (“AML”) in the elderly and in other indications including myelodysplastic syndromes (“MDS”). Sapacitabine is also being evaluated in solid tumors in combination with Cyclacel’s own drug candidate, seliciclib. Sapacitabine has been evaluated in over 1,000 patients with various cancers. The FDA and the European Medicines Agency (“EMA”) have designated sapacitabine as an orphan drug for the treatment of both AML and MDS.

In Cyclacel’s second development program the Company is evaluating CDK inhibitors. CDKs are involved in cancer cell growth, survival, metastatic spread and DNA damage repair. Seliciclib, Cyclacel’s lead CDK inhibitor, is an oral, highly selective inhibitor of CDK enzymes that are central to the process of cell division and cell cycle control. Seliciclib is currently being evaluated in an oral regimen in combination with sapacitabine in a Phase 1/2 study of patients with Homologous Recombination (HR) repair-deficient breast, ovarian and pancreatic cancers, including BRCA positive tumors. An extension cohort of BRCA positive breast cancer patients is on-going. Seliciclib has been evaluated in over 450 patients with various cancers, including a Phase 2b randomized study in third-line non-small cell lung cancer (“NSCLC"), and nasopharyngeal cancer (“NPC”), and has shown signs of anticancer activity. Cyclacel has retained worldwide rights to commercialize seliciclib. Seliciclib is also being evaluated in Investigator Sponsored Trials, or ISTs, to treat Cushing’s disease and rheumatoid arthritis, or RA and in a licensing and supply agreement to treat cystic fibrosis.

Cyclacel’s second generation CDK inhibitor, CYC065, is a highly selective inhibitor of CDKs targeting CDK2/9 enzymes with potential utility in both hematological malignancies and solid tumors. CYC065 has increased anti-proliferative potency and improved pharmaceutical properties compared to seliciclib. CYC065 is in an on-going first-in-human, Phase 1 trial to assess its safety, tolerability, pharmacokinetics and pharmacodynamics in advanced cancer patients. CYC065 was selected from the Company’s drug discovery program in Dundee, Scotland.

In addition to these development programs, in Cyclacel’s polo-like kinase (“PLK”) inhibitor program, the Company has discovered CYC140 and other potent and selective small molecule inhibitors of PLK1, a kinase that is active during cell division, which targets the mitotic phase of the cell cycle. PLK1 was discovered by Professor David Glover, the Company’s Chief Scientist. The Company is progressing CYC140 through IND-directed preclinical development with the support of government funding.

Cyclacel currently retains virtually all marketing rights worldwide to the compounds associated with the Company’s drug programs.

As of March 31, 2016, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

Capital Resources

We believe that existing funds together with cash generated from operations, such as the Research & Development tax credit, and recent financing activities, are sufficient to satisfy our planned working capital, capital expenditures and other financial commitments through the end of 2017. This is beyond the availability of mature data for final analysis of the SEAMLESS Phase 3 trial, which is expected to occur around the end of the first half of 2016, but will not be sufficient to complete development of other indications or existing product candidates or to commercialize any of the Company’s product candidates.

Basis of Presentation

The consolidated balance sheet as of March 31, 2016, the consolidated statements of operations and comprehensive loss and the consolidated statements of cash flows for the three months ended March 31, 2016 and 2015, and all related disclosures contained in the accompanying notes are unaudited. The consolidated balance sheet as of December 31, 2015 is derived from the audited consolidated financial statements included in the 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of March 31, 2016, and the results of operations and comprehensive loss for the three months ended March 31, 2016, and the consolidated statements of cash flows for the three months ended March 31, 2016, have been made. The interim results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2015 that are included in the Company’s Annual Report on Form 10-K filed with the SEC.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include inputs used to determine stock-based compensation expenses. Cyclacel reviews its estimates on an ongoing basis. The estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates. Cyclacel believes the judgments and estimates required by the following accounting policies to be significant in the preparation of the Company’s consolidated financial statements.

Risks and Uncertainties

Drug candidates developed by the Company typically will require approvals or clearances from the FDA, EMA or other international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s drug candidates will receive any of the required approvals or clearances. If the Company was denied approval or clearance or such approval was delayed, or is unable to obtain the necessary financing to complete development and approval, there will be a material adverse impact on the Company’s financial condition and results of operations. The Company has relied upon government grants to fund its earlier stage programs and does not expect to be able to continue to be successful in obtaining government grants to fund the Company’s research and development activities.

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

The Company maintains its cash and cash equivalents in bank deposits and other interest bearing accounts, the balances of which exceeded federally insured limits.

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

ASC 718 requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the requisite service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The determination of grant-date fair value for stock option awards is estimated using the Black-Scholes model, which includes variables such as the expected volatility of the Company’s share price, the anticipated exercise behavior of employees, interest rates, and dividend yields. These variables are projected based on historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments. Such value is recognized as expense over the requisite service period, net of forfeitures, using the straight-line attribution method.

Effective January 1, 2016, the Company has elected to account for forfeitures as they occur, as permitted by Accounting Standards Update (“ASU”) 2016-09, Compensation — Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. See the Accounting Standards Adopted in the Period section below for further details.

Prior to the adoption of ASU 2016-09, the Company estimated the number of stock-based awards that were expected to vest, and only recognized compensation expense for such awards. The estimation of stock awards that will ultimately vest required judgment, and to the extent actual results or updated estimates differed from current estimates, such amounts were recorded as a cumulative adjustment in the period estimates were revised. The Company considered many factors when estimating expected forfeitures, including type of awards granted, employee class, and historical experience.

Net Loss Per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

The following potentially dilutive shares of common stock have not been included in the computation of diluted net loss per share for the three months ended March 31, 2015 and 2016, as the result would be anti-dilutive:

	March 31, 2015	March 31, 2016
Stock options	1,231,954	4,521,298
Convertible preferred stock	20,381	20,381
Common stock warrants	1,138,630	544,116
Total shares excluded from calculation	2,390,965	5,085,795

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

Recent Events

The NASDAQ Stock Market Delisting Hearing

On February 2, 2016, the Company received a letter from the Listing Qualifications Staff (the “Staff”) of The NASDAQ Stock Market LLC (“NASDAQ”) indicating that the Company had not regained compliance with the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5450(a)(1), by the end of the previously granted compliance period that expired on February 2, 2016. As a result, the Staff indicated that the Company would be subject to delisting unless it timely requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”).

The Company had a hearing before the Panel on March 31, 2016, at which it presented its plan to regain compliance with the minimum bid price requirement, and requested a further extension of time to do so. On April 4, 2016, the Company received a written ruling from the NASDAQ Hearings Panel (the “Panel”) stating that the Panel has granted the Company’s request to remain listed on The NASDAQ Capital Market. The Company’s continued listing on NASDAQ is conditional upon the Company demonstrating compliance with the minimum bid price requirement, as set forth in Listing Rule 5550(a)(2), by June 14, 2016, and also remaining in compliance on that date with NASDAQ’s other continued listing requirements. Specifically, the Company must evidence a closing bid price for its common stock of at least $1.00 per share for a minimum of 10 consecutive business days by the close of business on June 14, 2016.

In light of the factors mentioned above, at the 2016 Annual Meeting of Stockholders, to be held at 10:00 a.m., EDT, on May 26, 2016, holders of the Company’s common stock will be asked to approve a proposed amendment to the Company’s amended and restated certificate of incorporation, by way of a certificate of amendment, to effectuate a reverse stock split, at a ratio of up to and including one-for-twenty, such ratio to be determined by the Board of Directors (“the Board”) of the company.

Accounting Standards Adopted in the Period

In April 2016, the Financial Accounting Standards Boards (“FASB”) issued ASU 2016-09, which simplified several aspects of employee share-based payment accounting. In particular, the ASU permits entities to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. Effective January 1, 2016, the Company elected to recognize forfeitures as they occur. The impact of that change in accounting policy has been recorded as a $89,000 cumulative effect adjustment to accumulated deficit, as of January 1, 2016. The Company expects that it will recognize slightly higher share-based payment expense for the remainder of 2016, relative to prior periods, as the effects of forfeitures will not be recognized until they occur, rather than being estimated at the time of grant and subsequently adjusted as and when necessary. The effects of adopting the remaining provisions in ASU 2016-09 affecting the income tax consequences of share-based payments, classification of awards as either equity or liabilities when an entity partially settles the award in cash in excess of the employer’s minimum statutory withholding requirements and classification in the statement of cash flows did not have any impact on the Company’s financial position, results of operations or cash flows.

The Company has adopted guidance issued by the FASB in April 2015 which clarifies a customer’s accounting for fees paid in a cloud computing arrangement (ASU 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement). The guidance provides a customer with guidance on whether a cloud computing arrangement includes a software license and clarifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance has been adopted prospectively to all arrangements entered into or materially modified after January 1, 2016. The adoption of this guidance did not have any impact on the financial position, results of operations or cash flows.

The Company has adopted guidance issued by the FASB in June 2014 which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition (ASU 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)). The guidance has been adopted prospectively to all awards granted or modified after January 1, 2016. The adoption of this guidance did not have any impact on the consolidated financial position, results of operations or cash flows.

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

In March 2016 the FASB issued further clarification on the principal versus agent considerations (reporting revenue gross versus net) included within the new revenue recognition guidance. This guidance will be effective upon the adoption of the new revenue recognition guidance.

In April 2016 the FASB issued further clarification on identifying performance obligations in a contract with a customer and provided implementation guidance on whether licenses are satisfied at a point in time or over time. This guidance will be effective upon the adoption of the new revenue recognition guidance.

At this time, the Company has not decided on which method it will use to adopt the new standard, nor has it determined the effects of the new guidelines on its results of operations and financial position. For the foreseeable future, the Company’s revenues will be limited to grants received from government agencies or nonprofit organizations and revenues from collaboration, supply and licensing agreements, and the Company is evaluating the effects of the new standard on these types of revenue streams.

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

The fair value of the Company’s financial assets that are measured on a recurring basis as of December 31, 2015 consisted of the following (in $000s):

	Level 1	Level 2	Level 3	Total
ASSETS
Cash equivalents	$11,953	$—	$—	$11,953
Total assets	$11,953	$—	$—	$11,953

The fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of March 31, 2016 consisted of the following (in $000s):

	Level 1	Level 2	Level 3	Total
ASSETS
Cash equivalents	$11,962	$—	$—	$11,962
Total assets	$11,962	$—	$—	$11,962

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in $000s):

	December 31,	March 31,
	2015	2016
Research and development tax credit receivable	$2,093	$2,503
Prepayments	893	826
Grant receivable	326	35
VAT receivable	607	624
Deposits	132	132
	$4,051	$4,120

5.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following (in $000s):

	December 31,	March 31,
	2015	2016
Accrued research and development	$3,284	$3,420
Accrued legal and professional fees	291	170
Other current liabilities	163	149
	$3,738	$3,739

6.	STOCK BASED COMPENSATION

ASC 718 requires compensation expense associated with share-based awards to be recognized over the requisite service period, which for the Company is the period between the grant date and the date the award vests or becomes exercisable. Most of the awards granted by the Company (and still outstanding) vest ratably over one to four years.

Effective January 1, 2016, the Company recognizes all share-based awards under the straight-line attribution method, assuming that all granted awards will vest. Forfeiture will be recognized in the periods when they occur. Refer to Note 2, Summary of Significant Accounting Policies, for further information. In prior periods, ASC 718 required forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company evaluated its forfeiture assumptions quarterly and the expected forfeiture rate adjusted when necessary. The actual expense recognized over the vesting period is based on only those shares that vest.

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three months ended March 31, 2015 and 2016 as shown in the following table (in $000s):

	Three Months Ended March 31,
	2015	2016
General and administrative	$107	$142
Research and development	57	79
Stock-based compensation costs before income taxes	$164	$221

2015 Plan

On May 22, 2015, the Company’s stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”), under which Cyclacel may make equity incentive grants to its officers, employees, directors and consultants. The company has reserved 3,500,000 shares of the Company’s common stock under the 2015 Plan. The 2015 Plan replaces the 2006 Equity Incentive Plan (the “2006 Plan”), under which there were no remaining reserved shares as of March 31, 2016. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

There were 2,094,087 options granted during the three months ended March 31, 2016. . All of these option grants are performance based that will vest upon the fulfillment of certain clinical conditions and will terminate if they have not vested by December 31, 2020. The Company determined that the satisfaction of the vesting criteria was not probable as of March 31, 2016 and, as a result, did not record any expense related to these awards for the three months ended March 30, 2016.

2006 Plan

On March 16, 2006, the 2006 Plan was adopted, under which Cyclacel may make equity incentive grants to its officers, employees, directors and consultants. The Company had reserved 1,428,571 shares of the Company’s common stock under the 2006 Plan. Stock option awards granted under the 2006 Plan have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

There were 221,656 options granted under the 2006 Plan during the three months ended March 31, 2015.

There were no stock options exercised during each of the three months ended March 31, 2015 and 2016, respectively. The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur during the year ended December 31, 2016 because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income for the year ended December 31, 2016.

Outstanding Options

A summary of the share option activity and related information is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Options outstanding at December 31, 2015	2,475,579	$6.05	8.09	$—
Granted	2,094,087	$0.39
Cancelled/forfeited	(48,368)	$1.75
Options outstanding at March 31, 2016	4,521,298	$3.47	6.40	$—
Unvested at March 31, 2016	(3,490,075)	$0.61	6.61	$—
Vested and exercisable at March 31, 2016	1,031,223	$13.15	5.68	$—

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

In periods prior to January 1, 2016, estimates of pre-vesting option forfeitures were based on the Company’s experience. The Company used a forfeiture rate of 0 - 30% depending on when and to whom the options are granted. The Company adjusted its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures were recognized through a cumulative adjustment in the period of change and may impact the amount of compensation expense to be recognized in future periods. The Company considered many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

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

Preferred Stock

As of March 31, 2016, there were 335,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s shares of common stock at a conversion rate of approximately 0.06079 shares of common stock for each share of Preferred Stock based on a price of $164.50. The Company has reserved 20,381 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding on March 31, 2016. The shares of previously-converted Preferred Stock have been retired, cancelled and restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors as shares of Preferred Stock of one or more series.

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

On March 29, 2016, the Board of Directors (the “Board”) of the Company declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”). The cash dividend was paid on May 2, 2016 to the holders of record of the Preferred Stock as of the close of business on April 18, 2016.

Common Stock

July 2015 Controlled Equity OfferingSM

On July 10, 2015, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Agreement”) with Cantor Fitzgerald & Co., (“Cantor”), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $8.35 million through Cantor. Under the Agreement, Cantor may sell the Shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company will pay Cantor a commission of up to 3.0% of the gross sales price per share sold. Cyclacel is not obligated to make any sales under the Agreement. From the inception of the Agreement through March 31, 2016, the Company issued 879,583 shares of its common stock for proceeds, net of certain fees and expenses, of approximately $0.5 million.

March 2015 Public Offering

On March 9, 2015, the Company completed a public offering of 10,000,000 shares of its common stock at a price to the public of $1.00 per share for proceeds, net of certain fees and expenses, of approximately $9.2 million.

November 2013 Stock Purchase Agreement

On November 14, 2013, the Company entered into a common stock Purchase Agreement with Aspire (the “Purchase Agreement”). Upon execution of the Purchase Agreement, Aspire purchased 511,509 shares of common stock for an aggregate purchase price of $2.0 million. Under the terms of the Purchase Agreement, Aspire committed to purchase up to an additional 3,042,038 shares from time to time as directed by the Company or, in certain instances, as agreed to by both parties, over the next two years at prices derived from the market prices on or near the date of each sale. However, such commitment is limited to an additional $18.0 million of share purchases. In consideration for entering into the Purchase Agreement, concurrent with the execution of the Purchase Agreement, the Company issued 166,105 shares of the Company’s common stock to Aspire in lieu of a commitment fee. The fair value of these shares has been recorded as a component of other assets and remeasured each reporting period, until the agreement expired on July 8, 2015, with gains or losses reported in the consolidated statements of operations. During the three months ended March 31, 2015, the Company sold 1,100,000 shares to Aspire under the Purchase Agreement for proceeds of approximately $1.2 million. The Purchase Agreement terminated according to its terms.

Common Stock Warrants

The following table summarizes information about warrants outstanding at March 31, 2016:

Issued in Connection With	Expiration Date	Common Shares Issuable	Weighted Average Exercise Price
July 2011 stock issuance	2016	544,117	$9.52
Total		544,117	$9.52

There were no exercises of warrants during the three months ended March 31, 2015 and 2016, respectively.

Exercise of Stock Options

No stock options were exercised during the three months ended March 31, 2015 and 2016, respectively.

10.	SUBSEQUENT EVENTS

Sales Issued Pursuant to the July 2015 Controlled Equity OfferingSM

In April 2016, the company issued 503,950 shares of common stock pursuant to the Agreement with Cantor for net proceeds of approximately $0.2 million.

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2015, as updated and supplemented by Part II, Item 1A, entitled “Risk Factors,” of our Quarterly Reports on Form 10-Q, and elsewhere in this report. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, “Cyclacel,” the “Company,” “we,” “us,” and “our” refer to Cyclacel Pharmaceuticals, Inc.

Overview

Through the first quarter of 2016, our focus has been on our SEAMLESS Phase 3 study, which completed enrollment in December 2014 and is currently in the follow-up phase, as well as evaluating sapacitabine in other indications including in combination with our CDK inhibitor seliciclib in solid tumors in a Phase1/2 study. Additionally, we advanced development of our second-generation CDK inhibitor CYC065 into a first-in human study in solid tumors and lymphomas and progressed our PLK-1 inhibitor, CYC140, through IND-directed studies with the support of government funding.

Recent Events

The NASDAQ Stock Market hearing

On February 2, 2016, the Company received a letter from the Listing Qualifications Staff (the “Staff”) of The NASDAQ Stock Market LLC (“NASDAQ”) indicating that the Company had not regained compliance with the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5450(a)(1), by the end of the previously granted compliance period that expired on February 2, 2016. As a result, the Staff indicated that the Company would be subject to delisting unless it timely requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”).

The Company had a hearing before the Panel on March 31, 2016, at which it presented its plan to regain compliance with the minimum bid price requirement, and requested a further extension of time to do so. On April 4, 2016, the Company received a written ruling from the NASDAQ Hearings Panel (the “Panel”) stating that the Panel has granted the Company’s request to remain listed on The NASDAQ Capital Market. The Company’s continued listing on NASDAQ is conditional upon the Company demonstrating compliance with the minimum bid price requirement, as set forth in Listing Rule 5550(a)(2), by June 14, 2016, and also remaining in compliance on that date with NASDAQ’s other continued listing requirements. Specifically, the Company must evidence a closing bid price for its common stock of at least $1.00 per share for a minimum of 10 consecutive business days by the close of business on June 14, 2016.

In light of the factors mentioned above, at the 2016 Annual Meeting of Stockholders, to be held at 10:00 a.m., EDT, on May 26, 2016, holders of the Company’s common stock will be asked to approve a proposed amendment to the Company’s amended and restated certificate of incorporation, by way of a certificate of amendment to effectuate a reverse stock split, at a ratio of up to and including one-for-twenty, such ratio to be determined by the Board.

Subsequent Events

Sales Issued Pursuant to the July 2015 Controlled Equity OfferingSM

In April 2016, the company issued 503,950 shares of common stock pursuant to the Agreement with Cantor for net proceeds of approximately $0.2 million.

Results of Operations

Three Months Ended March 31, 2015 and 2016

Results of Continuing Operations

Revenues

The following table summarizes the components of our revenues for the three months ended March 31, 2015 and 2016 (in $000s, except percentages):

	Three Months Ended March 31,		Difference
	2015	2016	$	%
Grant revenue	$512	$139	$(373)	(73)

We recognized $0.5 million and $0.1 million in grant revenue for the three months ended March 31, 2015 and 2016, respectively, from the European Union and the Biomedical Catalyst of the United Kingdom government.

The future

We expect to recognize approximately $0.8 million in grant revenue over the period to November 2016 from the Biomedical Catalyst of the United Kingdom government. We may receive milestone payments from our collaboration, licensing and supply agreement with ManRos Therapeutics SA (“ManRos”) if certain development milestones are achieved.

Research and development expenses

From our inception, we have focused on drug discovery and development programs, with a particular emphasis on orally-available anticancer agents, and our research and development expenses have represented costs incurred to discover and develop novel small molecule therapeutics, including clinical trial costs for sapacitabine, seliciclib, sapacitabine in combination with seliciclib and CYC065. We have also incurred costs in the advancement of product candidates toward clinical and pre-clinical trials and the development of in-house research to advance our biomarker program and technology platforms. We expense all research and development costs as they are incurred. Research and development expenses primarily include:

•	Clinical trial and regulatory-related costs;

•	Payroll and personnel-related expenses, including consultants and contract research;

•	Preclinical studies and laboratory supplies and materials;

•	Technology license costs; and

•	Rent and facility expenses for our laboratories.

The following table provides information with respect to our research and development expenditures for the three months ended March 31, 2015 and 2016 (in $000s except percentages):

	Three Months Ended March 31,		Difference
	2015	2016	$	%
Sapacitabine	$3,214	$1,836	$(1,378)	(43)
Other costs related to research and development programs, management and exploratory research	1,128	663	(465)	(41)
Total research and development expenses	$4,342	$2,499	$(1,843)	(42)

Total research and development expenses represented 75% and 64% of our operating expenses for the three months ended March 31, 2015 and 2016, respectively.

Research and development expenditures decreased $1.8 million from $4.3 million for the three months ended March 31, 2015 to $2.5 million for the three months ended March 31, 2016. Research and development expenses relating to sapacitabine decreased by $1.4 million from $3.2 million for the three months ended March 31, 2015 to $1.8 million for the three months ended March 31, 2016, primarily as a result of a reduction in expenditures associated with the SEAMLESS Phase 3 trial which is in the follow-up phase following the completion of enrollment in December 2014.

The future

We anticipate that overall research and development expenditures for the year ended December 31, 2016 will decrease compared to the year ended December 31, 2015, as we are in the patient follow-up phase of SEAMLESS and clinical study sites are being closed. The timing and extent of SEAMLESS expenditures, including the possibility of registration submissions to regulatory authorities in Europe and the U.S., are dependent upon final data, which is expected around the end of the first half of 2016 after the prespecified number of events have been observed in accordance with the study protocol.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three months ended March 31, 2015 and 2016 (in $000s except percentages):

	Three Months Ended March 31,		Difference
	2015	2016	$	%
Total general and administrative expenses	$1,468	$1,384	$(84)	(6)

Total general and administration expenses represented 25% and 36% of our operating expenses for the three months ended March 31, 2015 and 2016, respectively. General and administrative expenses decreased $0.1 million from $1.5 million for the three months ended March 31, 2015 to $1.4 million for the three months ended March 31, 2016, primarily as a result of lower patent-related and professional fees.

The future

We expect our general and administrative expenditures for the year ended December 31, 2016 to slightly increase compared with the year ended December 31, 2015. This is primarily because we expect to recognize slightly higher share-based payment expense for the remainder of 2016 as the effects of forfeitures will not be reported in the statement of operations until they occur, rather than being estimated at the time of grant and subsequently adjusted as and when necessary.

Other income (expense)

The following table summarizes other income (expense) for the three months ended March 31, 2015 and 2016 (in $000 except percentages):

	Three Months Ended March 31,		Difference
	2015	2016	$	%
Change in valuation of financial instruments associated with stock purchase agreement	$(20)	$—	$20	100
Foreign exchange gains / (losses)	(378)	180	558	148
Interest income	1	10	9	900
Other income, net	20	20	—	—
Total other income (expense)	$(377)	$210	$587	156

Total other income (expense) increased by approximately $0.6 million, from a loss of $0.4 million for the three months ended March 31, 2015, to a gain of $0.2 million for the three months ended March 31, 2016.

Change in valuation of financial instruments associated with stock purchase agreement

The fair value of the right to sell additional shares under the November 2013 Purchase Agreement with Aspire was remeasured each reporting period with gains or losses were reported within other income until the agreement expired in July 2015 and automatically terminated under its terms. The Company recognized an expense of $20,000 for the three months ended March 31, 2015.

Foreign exchange gains

Foreign exchange gains increased by approximately $0.6 million, from a loss of $0.4 million for the three months ended March 31, 2015, to a gain of $0.2 million for the three months ended March 31, 2016. Foreign exchange gains and losses are reported in the consolidated statement of operations as a separate line item within other income (expense).

The future

Other income (expense) for the year ended December 31, 2016 will continue to be impacted by changes in foreign exchange rates. There will be no further impact from the change in valuation of financial instruments associated with the stock purchase agreement because we sold all of the remaining available shares under the stock purchase agreement in July 2015 and the purchase agreement has terminated according to its terms.

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

The following table summarizes total income tax benefit for the three months ended March 31, 2015 and 2016 (in $000s except percentages):

	Three Months Ended March 31,		Difference
	2015	2016	$	%
Total income tax benefit	$763	$493	$(270)	(35)

The total income tax benefit, primarily composed of research and development tax credits recoverable, decreased $0.3 million from an income tax benefit of $0.8 million for the three months ended March 31, 2015 to an income tax benefit of $0.5 million for the three months ended March 31, 2016. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so. The amount of tax credits we will receive is entirely dependent on the amount of eligible expenses we incur. We expect our qualifying research and development expenditure to decrease for the year ended December 31, 2016 in comparison to the year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information in response to this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of March 31, 2016, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In analyzing our company, you should consider carefully the following risk factors, together with all of the other information included in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Quarterly Report on Form 10-Q. Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our Company. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

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

If any product candidate that we develop does not provide a treatment regimen that is at least as beneficial as the current standard of care or otherwise does not provide some additional patient benefit over the current standard of care, that product will not achieve market acceptance and we will not generate sufficient revenues to achieve profitability

.

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

We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy for their intended uses before the FDA, EMA and other regulatory authorities in the United States, the European Union and elsewhere. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or EMA for approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. Sapacitabine, our most advanced drug candidates for the treatment of cancer, is currently in Phase 3 for AML and Phase 2 for AML and MDS. A combination of sapacitabine and seliciclib is currently in a Phase 1/2 clinical trial and CYC065 is in a first-in-human Phase 1 study. We cannot be certain that the clinical development of these or any other drug candidates in preclinical testing or clinical development will be successful, that we will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Our commercial revenues from our product candidates currently in development, if any, will be derived from sales of drugs that will not become marketable for several years, if at all.

We have a history of operating losses and we may never become profitable. Our stock is a highly speculative investment.

We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of December 31, 2015 and March 31, 2016, our accumulated deficit was $323.2 million and $326.3 million, respectively. Our net loss was $5.0 million and $3.1 million for the three months ended March 31, 2015 and 2016, respectively. In addition to the SEAMLESS study, our drug candidates are in the early- to mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years as we continue our research and development of our drug candidates, seek regulatory approvals and commercialize any approved drugs. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.

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

On February 2, 2016, the Company received a letter from the Listing Qualifications Staff (the “Staff”) of The NASDAQ Stock Market LLC (“NASDAQ”) indicating that the Company had not regained compliance with the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5450(a)(1), by the end of the previously granted compliance period that expired on February 2, 2016. As a result, the Staff indicated that the Company would be subject to delisting unless it timely requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”).

The Company had a hearing before the Panel on March 31, 2016, at which it presented its plan to regain compliance with the minimum bid price requirement, and requested a further extension of time to do so. On April 4, 2016, the Company received a written ruling from the NASDAQ Hearings Panel (the “Panel”) stating that the Panel has granted the Company’s request to remain listed on The NASDAQ Capital Market. The Company’s continued listing on NASDAQ is conditional upon the Company demonstrating compliance with the minimum bid price requirement, as set forth in Listing Rule 5550(a)(2), by June 14, 2016, and also remaining in compliance on that date with NASDAQ’s other continued listing requirements. Specifically, the Company must evidence a closing bid price for its common stock of at least $1.00 per share for a minimum of 10 consecutive business days by the close of business on June 14, 2016.

In light of the factors mentioned above, at the 2016 Annual Meeting of Stockholders, to be held at 10:00 a.m., EDT, on May 26, 2016, holders of the Company’s common stock will be asked to approve a proposed amendment to the Company’s amended and restated certificate of incorporation, by way of a certificate of amendment to effectuate a reverse stock split, at a ratio of up to and including one-for-twenty, such ratio to be determined by the Board.

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

Research and development is an expensive process. As part of our operating plan, we have decided to focus our clinical development priorities on sapacitabine, while still possibly continuing to progress additional programs pending the availability of clinical data and the availability of funds, at which time we will determine the feasibility of pursuing, if at all, further development of our CDK inhibitors, or additional programs. Because we have to prioritize our development candidates as a result of budget constraints, we may not be able to fully realize the value of our product candidates in a timely manner, if at all.

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

In addition, changes in or different interpretations of patent laws in the United States and foreign countries may permit others to use our discoveries or to develop and commercialize our technology and products without providing any compensation to us or may limit the number of patents or claims we can obtain. In particular, there have been proposals to shorten the exclusivity periods available under U.S. patent law that, if adopted, could substantially harm our business. The product candidates that we are developing are protected by intellectual property rights, including patents and patent applications. If any of our product candidates becomes a marketable product, we will rely on our exclusivity under patents to sell the compound and recoup our investments in the research and development of the compound. If the exclusivity period for patents is shortened, then our ability to generate revenues without competition will be reduced and our business could be materially adversely impacted. The laws of some countries do not protect intellectual property rights to the same extent as U.S. laws, and those countries may lack adequate rules and procedures for defendingour intellectual property rights. For example, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans and, in these countries, patent protection may not be available at all to protect our product candidates. In addition, U.S. patent laws may change, which could prevent or limit us from filing patent applications or patent claims to protect our products and/or technologies or limit the exclusivity periods that are available to patent holders. For example, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was recently signed into law and includes a number of significant changes to U.S. patent law. These include changes to transition from a “first-to-invent” system to a “first-to-file” system and to the way issued patents are challenged. These changes may favor larger and more established companies that have more resources to devote to patent application filing and prosecution. The USPTO has been in the process of implementing regulations and procedures to administer the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act may affect our ability to obtain, enforce or defend our patents. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend our issued patents.

If we fail to obtain and maintain patent protection and trade secret protection of our product candidates, proprietary technologies and their uses, we could lose our competitive advantage and competition we face would increase, reducing our potential revenues and adversely affecting our ability to attain or maintain profitability

Risks Related to Securities Regulations and Investment in Our Securities

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

In addition, in the event a third party seeks to acquire our company or acquire control of our company by way of a merger, but the terms of such offer do not provide for our preferred stock to remain outstanding or be converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to our preferred stock, the terms of the Certificate of Designations of our preferred stock provide for an adjustment to the conversion ratio of our preferred stock such that, depending on the terms of any such transaction, preferred stockholders may be entitled, by their terms, to receive up to $10.00 per share in common stock, causing our common stockholders not to receive as favorable a price as the price at which such shares may be trading at the time of any such transaction. As of March 31, 2016, there were 335,273 shares of our preferred stock issued and outstanding. If the transaction were one in which proceeds were received by the Company for distribution to stockholders, and the terms of the Certificate of Designations governing the preferred stock were strictly complied with, approximately $4.0 million would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time. Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.

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

Our common and preferred stock may experience extreme price and volume fluctuations, which could lead to costly securities-related litigation, including securities class action litigation or securities-related investigations, which could make an investment in us less appealing.

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

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for publicly traded securities.  The market prices of the securities of biotechnology companies, particularly companies like us without product revenues and earnings, have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the performance of particular companies. In the past, companies that experience volatility in the market price of their securities have often faced securities class action and derivative litigation, and as a public company, we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities. Moreover, market prices for stocks of biotechnology-related and technology companies frequently reach levels that bear no relationship to the performance of these companies. These market prices generally are not sustainable and are highly volatile. Whether or not meritorious, litigation brought against us could result in substantial costs, divert our management’s attention and resources and harm our financial condition and results of operations.

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

On July 10, 2015 we entered into a Controlled Equity Offering™ Sales Agreement with Cantor, as sales agent, pursuant to which we may sell through Cantor up to an aggregate of $8.35 million in shares of our common stock. Our management will use its discretion to direct the net proceeds from the sale of those shares. We intend to use all of the net proceeds, together with cash on hand, for general corporate purposes. General corporate purposes may include working capital, capital expenditures, development costs, strategic investments or possible acquisitions. Our management’s judgments may not result in positive returns on your investment and you will not have an opportunity to evaluate the economic, financial or other information upon which our management bases its decisions. As of March 31, 2016, we have raised net proceeds of approximately $0.5 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 25, 2016 and prior to becoming aware that its shelf registration statement on Form S-3 (file number 333-187801) (the “Registration Statement”) expired on April 22, 2016, the Company sold 14,600 shares of its common stock at approximately $0.45 per share for an aggregate of approximately $6,570 (the “Sales”) under the Registration Statement pursuant to an at-the-market issuance agreement (the “Agreement”). Because the Registration Statement had already expired, the Sales could be determined to be unregistered sales of securities, which could subject the Company to enforcement actions or penalties and fines by federal or state regulatory authorities. In accordance with Section 5 of the Securities Act, direct purchasers in the Sales may have rescission rights pursuant to which they may be entitled to recover the amount paid for such shares, plus statutory interest, upon returning the shares to the Company within one year from the transaction date. If all purchasers in the Sales demanded rescission and it were determined that every such purchaser were entitled to such rights, the Company may be obligated to repay an aggregate of approximately $6,570 for the Sales plus statutory interest. The Company cannot predict the likelihood of any claims or actions being brought against it or the amount of any penalties or fines in connection with the Sales. Since becoming aware of the expiration of the Registration Statement, the Company has not offered any securities under the Registration Statement, and will not do so until a new shelf registration statement covering the sale of shares pursuant to the Agreement becomes effective.

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

CYCLACEL PHARMACEUTICALS, INC.

Date: May 13, 2016	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and
Executive Vice President, Finance

