Form 10-Q
period 2016-06-30
Cyclacel Pharmaceuticals, Inc.
filed 2016-08-11
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 9, 2016 there were 3,118,389 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

2

EXPLANATORY NOTE

Unless stated otherwise, the information contained in these consolidated financial statements gives effect to a one-for-twelve reverse stock split of our common shares effected on May 27, 2016. See Note 1 to our consolidated financial statements for further information.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

	December 31,	June 30,
	2015	2016
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,440	$15,931
Prepaid expenses and other current assets	4,051	2,762
Current assets of discontinued operations	75	75
Total current assets	24,566	18,768
Property, plant and equipment (net)	198	109
Total assets	$24,764	$18,877
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,940	$1,898
Accrued and other current liabilities	3,738	3,592
Current liabilities of discontinued operations	75	75
Total current liabilities	5,753	5,565
Other liabilities	176	150
Total liabilities	5,929	5,715
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2015 and June 30, 2016; 335,273 shares issued and outstanding at December 31, 2015 and June 30, 2016. Aggregate preference in liquidation of $4,006,511 at December 31, 2015 and June 30, 2016.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2015 and June 30, 2016; 2,965,208 and 3,007,204 shares issued and outstanding at December 31, 2015 and June 30, 2016, respectively.	3	3
Additional paid-in capital	342,587	343,150
Accumulated other comprehensive loss	(596)	(737)
Accumulated deficit	(323,159)	(329,254)
Total stockholders’ equity	18,835	13,162
Total liabilities and stockholders’ equity	$24,764	$18,877

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six months Ended June 30,
	2015	2016	2015	2016
Revenues:
Grant revenue	$296	$222	$808	$361
Operating expenses:
Research and development	2,580	2,637	6,922	5,136
General and administrative	1,333	1,345	2,801	2,729
Total operating expenses	3,913	3,982	9,723	7,865
Operating loss	(3,617)	(3,760)	(8,915)	(7,504)
Other income (expense):
Change in valuation of financial instruments associated with stock purchase agreement	(4)	—	(24)	—
Foreign exchange gains (losses)	(195)	138	(573)	318
Interest income	2	13	3	23
Other income, net	62	18	82	38
Total other income (expense)	(135)	169	(512)	379
Loss before taxes	(3,752)	(3,591)	(9,427)	(7,125)
Income tax benefit	405	626	1,168	1,119
Net loss	(3,347)	(2,965)	(8,259)	(6,006)
Dividend on convertible exchangeable preferred shares	(50)	(50)	(100)	(100)
Net loss applicable to common shareholders	$(3,397)	$(3,015)	$(8,359)	$(6,106)

Basic and diluted earnings per common share:
Net loss per share – basic and diluted	$(1.19)	$(1.01)	$(3.32)	$(2.05)
Weighted average common shares outstanding	2,865,707	3,000,192	2,520,897	2,982,508

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended June 30,		Six months Ended June 30,
	2015	2016	2015	2016
Net loss	(3,347)	(2,965)	(8,259)	(6,006)
Translation adjustment	(8,491)	(10,620)	(2,227)	(15,047)
Unrealized foreign exchange gain on intercompany loans	8,794	10,545	2,319	14,906
Comprehensive loss	$(3,044)	$(3,040)	$(8,167)	$(6,147)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Six Months Ended June 30,
	2015	2016
Operating activities:
Net loss	$(8,259)	$(6,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in valuation of financial instruments associated with stock purchase agreement	24	—
Depreciation	102	75
Stock-based compensation	323	420
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,198	1,012
Accounts payable and other current liabilities	(1,066)	316
Net cash used in operating activities	(7,678)	(4,183)
Investing activities:
Purchase of property, plant and equipment	(22)	—
Minimum royalty payments received from termination of ALIGN license agreement	23	—
Net cash provided by investing activities	1	—
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	10,356	154
Payment of preferred stock dividend	(100)	(100)
Net cash provided by financing activities	10,256	54
Effect of exchange rate changes on cash and cash equivalents	134	(380)
Net increase / (decrease) in cash and cash equivalents	2,713	(4,509)
Cash and cash equivalents, beginning of period	24,189	20,440
Cash and cash equivalents, end of period	$26,902	$15,931

Supplemental cash flow information:
Cash received during the period for:
Interest	3	21
Taxes	2,875	1,965

Non cash financing activities:
Accrual of preferred stock dividends	50	50

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Sapacitabine is being evaluated in the SEAMLESS Phase 3 study, which completed enrollment in December 2014 and is being conducted under a Special Protocol Assessment (“SPA”) agreement with the US Food and Drug Administration (“FDA”) for the front-line treatment of acute myeloid leukemia (“AML”) in the elderly. In December 2014, the study’s Data Safety Monitoring Board, or DSMB, conducted a planned interim analysis for futility after 247 events, or patient deaths, and the final safety review of 470 randomized patients. The DSMB found no safety concerns. However, the planned futility boundary has been crossed and the DSMB determined that, based on available interim data, it would be unlikely for the study to reach statistically significant improvement in survival. The DSMB saw no reasons why patients should discontinue treatment on their assigned arm and recommended that recruited patients stay on treatment.

The interim analysis for futility performed in December 2014 was primarily driven by the events within the first 6 months of patients entering into the trial. Of 247 events in SEAMLESS, 173 (70%) have occurred in the first 6 months. This means that the survival curves beyond 6 months are poorly estimated at the time of the December analysis. Furthermore, follow up of European patients at December 2014 is significantly shorter than that of U.S. patients as the study opened for European accrual in April 2014. It is important to have complete follow up of all patients to ensure that a potential treatment effect beyond 6 months is not missed.

In accordance with the DSMB’s recommendations, the Company continued to follow-up patients as per the study protocol. The required number of events has been reached and the Company is conducting data cleaning and validation operations prior to determining that the study data base can be locked. Study data will then be transferred to the Company’s independent statistical analysis vendor. When final analysis becomes available, the Company will report outcomes for the primary and secondary endpoints and determination of submissibility of the SEAMLESS data set to regulatory authorities in Europe and the United States. The procedures to be followed prior to reporting topline data and determination of submissibility to regulatory authorities may take several months.

In parallel to the follow-up of enrolled patients, the Company submitted, and has received validation of, a Pediatric Investigation Plan, or PIP, to the European Medicines Agency (“EMA”). The EMA requires sponsors to agree to a PIP before a marketing authorization application, or MAA, can be accepted, and because the lead times can be long, the Company submitted the PIP ahead of any MAA submission.

Sapacitabine is also being explored in other indications, including myelodysplastic syndromes (“MDS”) and in the Company’s DNA damage response program in solid tumors in combination with Cyclacel’s own drug candidate, seliciclib. Sapacitabine has been evaluated in over 1,000 patients with various cancers. The FDA and the EMA have designated sapacitabine as an orphan drug for the treatment of both AML and MDS.

In the Company’s DNA damage response program, durable antitumor activity was reported at an oral presentation at the 2016 American Society of Clinical Oncology Annual Meeting with a combination of sapacitabine and seliciclib, Cyclacel’s CDK2/9 inhibitor, in heavily pretreated patients with breast, ovarian and pancreatic cancers who tested positive for BRCA mutations. A disease control rate of 35.6% was observed, with ongoing responding patients achieving treatment durations exceeding 1 and 4.7 years, respectively.

Seliciclib is the Company’s lead CDK inhibitor. CDKs are involved in cancer cell growth, survival, metastatic spread and DNA damage repair and are central to the process of cell division and cell cycle control. Seliciclib is an oral, highly selective inhibitor of CDK enzymes that has been evaluated in over 450 patients with various cancers, including a Phase 2b randomized study in third-line non-small cell lung cancer (“NSCLC”), and nasopharyngeal cancer (“NPC”), and has shown signs of anticancer activity. Cyclacel has retained worldwide rights to commercialize seliciclib. Seliciclib is also being evaluated in Investigator Sponsored Trials, or ISTs, to treat Cushing’s disease and rheumatoid arthritis, or RA and in a licensing and supply agreement to treat cystic fibrosis.

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

In addition to these development programs, in Cyclacel’s polo-like kinase (“PLK”) inhibitor program, the Company has discovered CYC140 and other potent and selective small molecule inhibitors of PLK1, a kinase that is active during cell division, which targets the mitotic phase of the cell cycle. PLK1 was discovered by Professor David Glover, the Company’s Chief Scientist. The Company is progressing CYC140 through Investigational New Drug (“IND”) directed preclinical development with the support of government funding.

Cyclacel currently retains virtually all marketing rights worldwide to the compounds associated with the Company’s drug programs.

As of June 30, 2016, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

Capital Resources

The Company has incurred recurring operating losses since inception. For the six months ended June 30, 2016, the Company incurred a net loss applicable to common stockholders of $6.1 million and as of June 30, 2016 the Company had generated an accumulated deficit of $329.3 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the clinical development of its drug candidates, its preclinical programs and its administrative organization. At June 30, 2016, the Company had cash and cash equivalents of $15.9 million. The Company will need to raise substantial additional capital to pursue a regulatory strategy for the potential approval and commercialization of sapacitabine, its product candidate for the potential treatment of AML, and to continue the development of sapacitabine in other indications and the CDK inhibitor program. The Company has funded all of its operations and capital expenditures with proceeds from the issuance of public equity securities, private placements of securities, interest on investments, government grants, research and development tax credits, product revenue and licensing revenue. Additional funding may not be available to the Company on favorable terms, or at all. If the Company is unable to obtain additional funds, it will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to sapacitabine or its CDK inhibitors, if available, or be forced to delay or reduce the scope of its sapacitabine or CDK inhibitor development programs, potentially including any potential regulatory filings related to the SEAMLESS study, and/or limit or cease our operations.

On June 23, 2016 the Company entered into an At Market Issuance Sales Agreement (the “FBR Sales Agreement”) with FBR Capital Markets & Co. (“FBR”) under which it may, from time to time, sell through FBR up to an aggregate of $4.0 million shares of the Company’s common stock.

Basis of Presentation

The consolidated balance sheet as of June 30, 2016, the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2016 and 2015, the consolidated statements of cash flows for the six months ended June 30, 2016 and 2015, and all related disclosures contained in the accompanying notes are unaudited. The consolidated balance sheet as of December 31, 2015 is derived from the audited consolidated financial statements included in the 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of June 30, 2016, and the results of operations and comprehensive loss for the three and six months ended June 30, 2016, and the consolidated statements of cash flows for the six months ended June 30, 2016, have been made. The interim results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2015 that are included in the Company’s Annual Report on Form 10-K filed with the SEC.

Reverse Stock Split

On May 27, 2016 the Company completed a one-for-twelve reverse stock split (the “Reverse Stock Split”), which reduced the number of shares of the Company’s common stock that were issued and outstanding immediately prior to the effectiveness of the Reverse Stock Split. The number of shares of the Company’s authorized common stock was not affected by the Reverse Stock Split and the par value of Cyclacel’s common stock remained unchanged at $0.001 per share. The Reverse Stock Split reduced the number of shares of the Company’s common stock that were outstanding at May 27, 2016 from 36,075,730 to 3,006,311 after the cancellation of 11 fractional shares. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise held fractional shares of the Company’s common stock as a result of the Reverse Stock Split received a cash payment in lieu of such fractional shares. All amounts related to number of shares and per share amounts have been retroactively restated in these consolidated financial statements.

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

Risks and Uncertainties

Drug candidates developed by the Company typically will require approvals or clearances from the FDA, EMA or other international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s drug candidates will receive any of the required approvals or clearances. If the Company is denied approval or clearance or such approval was delayed, or is unable to obtain the necessary financing to complete development and approval, there will be a material adverse impact on the Company’s financial condition and results of operations. The Company has relied upon government grants to fund its earlier stage programs and does not expect to be able to continue to be successful in obtaining government grants to fund the Company’s research and development activities.

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

The Company applies the accounting guidance codified in Accounting Standards Codification Topic 740 “Income taxes” (“ASC 740”) related to accounting for uncertainty in income taxes. ASC 740 specifies the accounting for uncertainty in income taxes recognized in a company’s financial statements by prescribing a more likely than not probability threshold that a tax position is required to meet before being recognized in the financial statements.

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

Prior to the adoption of ASU 2016-09, the Company estimated the number of stock-based awards that were expected to vest, and only recognized compensation expense for such awards. The estimation of stock awards that will ultimately vest required judgment, and to the extent actual results or updated estimates differed from current estimates, such amounts were recorded as a cumulative adjustment in the period during which estimates were revised. The Company considered many factors when estimating expected forfeitures, including type of awards granted, employee class, and historical experience.

Net Loss Per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

The following potentially dilutive shares of common stock have not been included in the computation of diluted net loss per share for the six months ended June 30, 2015 and 2016, as the result would be anti-dilutive:

	June 30, 2015	June 30, 2016
Stock options	111,163	393,723
Convertible preferred stock	1,698	1,698
Common stock warrants	94,886	45,343
Total shares excluded from calculation	207,747	440,764

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

Accounting Standards Adopted in the Period

In March 2016, the Financial Accounting Standards Boards (“FASB”) issued ASU 2016-09, which simplified several aspects of employee share-based payment accounting. In particular, the ASU permits entities to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. Effective January 1, 2016, the Company elected to recognize forfeitures as they occur. The impact of that change in accounting policy has been recorded as an $89,000 cumulative effect adjustment to accumulated deficit, as of January 1, 2016. The Company expects that it will recognize slightly higher share-based payment expense for the remainder of 2016, relative to prior periods, as the effects of forfeitures will not be recognized until they occur, rather than being estimated at the time of grant and subsequently adjusted as and when necessary. The effects of adopting the remaining provisions in ASU 2016-09 affecting the income tax consequences of share-based payments, classification of awards as either equity or liabilities when an entity partially settles the award in cash in excess of the employer’s minimum statutory withholding requirements and classification in the statement of cash flows did not have any impact on the Company’s financial position, results of operations or cash flows.

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

In May 2016, the FASB issued further guidance, which provided clarification on the new revenue recognition guidance. This clarification did not change the core principles but provided narrow-scope improvements to the guidance and certain practical expedients available upon transitioning to the guidance. The Company is currently assessing the impact of adopting the guidance.

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

Fair Value Measurements

As defined in ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”), fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into six broad levels, which are described below:

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

The fair value of the Company’s financial assets and liabilities that are measured on a recurring basis as of June 30, 2016 consisted of the following (in $000s):

	Level 1	Level 2	Level 3	Total
ASSETS
Cash equivalents	$11,973	$—	$—	$11,973

The fair value and carrying value of the Company’s financial assets as of December 31, 2015 and June 30, 2016 are substantially the same.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in $000s):

	December 31,	June 30,
	2015	2016
Research and development tax credit receivable	$2,093	$945
Prepayments	893	1,105
Grant receivable	326	221
VAT receivable	607	339
Deposits	132	132
Other current assets	—	20
	$4,051	$2,762

5.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following (in $000s):

	December 31,	June 30,
	2015	2016
Accrued research and development	$3,284	$3,422
Accrued legal and professional fees	291	118
Other current liabilities	163	52
	$3,738	$3,592

6.	STOCK BASED COMPENSATION

ASC 718 requires compensation expense associated with share-based awards to be recognized over the requisite service period, which for the Company is the period between the grant date and the date the award vests or becomes exercisable. Most of the outstanding awards granted by the Company vest ratably over one to four years.

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three and six months ended June 30, 2015 and 2016 as shown in the following table (in $000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
General and administrative	$108	$120	$215	$262
Research and development	51	79	108	158
Stock-based compensation costs	$159	$199	$323	$420

The Company does not expect to be able to benefit from a tax deduction for stock option exercises that may occur during the year ended December 31, 2016 because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income for the year ended December 31, 2016.

2015 Plan

On May 22, 2015, the Company’s stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”), under which Cyclacel may make equity incentive grants to its officers, employees, directors and consultants. The company has reserved 291,667 shares of the Company’s common stock under the 2015 Plan. The 2015 Plan replaces the 2006 Equity Incentive Plan (the “2006 Plan”), under which there were no remaining reserved shares as of June 30, 2016. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

There were 197,841 options granted during the six months ended June 30, 2016. Of these options, 189,091 are performance based, which will vest upon the fulfilment of certain clinical conditions and will terminate if they have not vested by December 31, 2020. The Company determined that the satisfaction of the vesting criteria was not probable as of June 30, 2016 and, as a result, did not record any expense related to these awards for the six months ended June 30, 2016.

2006 Plan

On March 16, 2006, the 2006 Plan was adopted, under which Cyclacel may make equity incentive grants to its officers, employees, directors and consultants. The Company had reserved 119,047 shares of the Company’s common stock under the 2006 Plan. Stock option awards granted under the 2006 Plan have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

There were 27,221 options granted under the 2006 Plan during the six months ended June 30, 2015.

There were no stock options exercised during each of the six months ended June 30, 2015 and 2016, respectively.

Outstanding Options

A summary of the share option activity and related information is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Options outstanding at December 31, 2015	206,298	$72.60	8.09	$—
Granted	197,841	$4.68
Cancelled/forfeited	(10,416)	$335.19
Options outstanding at June 30, 2016	393,723	$31.52	6.28	$69
Unvested at June 30, 2016	(292,815)	$6.51	6.20	$69
Vested and exercisable at June 30, 2016	100,908	$104.11	6.51	$—

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

In periods prior to January 1, 2016, estimates of pre-vesting option forfeitures were based on the Company’s experience. The Company used a forfeiture rate of 0 - 30% depending on when and to whom the options are granted. The Company adjusted its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures were recognized through a cumulative adjustment in the period of change. The Company considered many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Restricted Stock Units

Summarized information for restricted stock unit activity for the six months ended June 30, 2015 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Value Per Share
Non-vested at December 31, 2014	7,418	$66.72
Granted	—	$—
Vested	(7,418)	$66.72
Non-vested at June 30, 2015	—	$—

During the six months ended June 30, 2015, 7,418 restricted stock units vested. The Company did not issue any restricted stock units during the six months ended June 30, 2015 and 2016, respectively.

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

Preferred Stock

As of June 30, 2016, there were 335,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends.

   The Preferred Stock is convertible at the option of the holder at any time into the Company’s shares of common stock at a conversion rate of approximately 0.00507 shares of common stock for each share of Preferred Stock based on a price of $1,974.00 per share. The Company has reserved 1,698 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding on June 30, 2016. The shares of previously-converted Preferred Stock have been retired, cancelled and restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors as shares of Preferred Stock of one or more series.

The Company may automatically convert the Preferred Stock into common stock if the closing price of the Company’s common stock has exceeded $2,961.00 per share, which is 150% of the conversion price of the Preferred Stock, for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion.

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

On May 26, 2016, the Board of the Company declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s Preferred Stock. The cash dividend was paid on August 1, 2016 to the holders of record of the Preferred Stock as of the close of business on July 17, 2016.

Common Stock

June 2016 At Market Issuance

On June 23, 2016, the Company entered into the FBR Sales Agreement, under which the Company may, from time to time, sell through FBR up to an aggregate of $4.0 million in shares of the Company’s common stock. Under the FBR Sales Agreement FBR may sell the shares of common stock by any method that is deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company will pay FBR a commission of 3.0% of the gross sales price per share sold. The Company is not obligated to make any sales of common stock under the FBR Sales Agreement. The Company has not made any sales under the FBR Sales Agreement as of June 30, 2016.

July 2015 Controlled Equity Offering SM

On July 10, 2015, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co., (“Cantor”), under which the Company was able, from time to time, to sell shares of its common stock having an aggregate offering price of up to $8.35 million through Cantor. Effective as of June 17, 2016, and prior to entering into the FBR Sales Agreement, the Company and Cantor agreed to terminate the Cantor Sales Agreement. The Company had issued an aggregate of 114,078 shares pursuant to the Cantor Sales Agreement of which 40,779 were issued in the six months ended June 30, 2016 for net proceeds of approximately $0.2 million.

March 2015 Public Offering

On March 9, 2015, the Company completed a public offering of 833,333 shares of its common stock at a price to the public of $12.0 per share for proceeds, net of certain fees and expenses, of approximately $9.2 million.

November 2013 Stock Purchase Agreement

On November 14, 2013, the Company entered into a common stock Purchase Agreement with Aspire (the “Purchase Agreement”). Upon execution of the Purchase Agreement, Aspire purchased 42,626 shares of common stock for an aggregate purchase price of $2.0 million. Under the terms of the Purchase Agreement, Aspire committed to purchase up to an additional 253,503 shares from time to time as directed by the Company or, in certain instances, as agreed to by both parties, over the next two years at prices derived from the market prices on or near the date of each sale. However, such commitment was limited to an additional $18.0 million of share purchases. In consideration for entering into the Purchase Agreement, concurrent with the execution of the Purchase Agreement, the Company issued 13,842 shares of the Company’s common stock to Aspire in lieu of a commitment fee. The fair value of these shares has been recorded as a component of other assets and remeasured each reporting period, until the agreement expired on July 8, 2015, with gains or losses reported in the consolidated statements of operations. During the six months ended June 30, 2015, the Company sold 91,667 shares to Aspire under the Purchase Agreement for proceeds of approximately $1.2 million. The Purchase Agreement terminated according to its terms.

Common Stock Warrants

The following table summarizes information about warrants outstanding at June 30, 2016:

Issued in Connection With	Expiration Date	Common Shares Issuable	Weighted Average Exercise Price
July 2011 stock issuance	2016	45,343	$114.24

There were no exercises of warrants during the six months ended June 30, 2015 and 2016, respectively. All outstanding warrants lapsed in July 2016.

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

Overview

Through the second quarter of 2016, our focus has been on our lead program sapacitabine in the SEAMLESS Phase 3 study, which has been in the follow-up phase after completing enrollment in December 2014. This study has now reached the prespecified number of events to be observed.

The SEAMLESS Phase 3 study is being conducted under a Special Protocol Assessment, or SPA, agreement with the US Food and Drug Administration, or FDA, for the front-line treatment of acute myeloid leukemia, or AML, in the elderly. In December 2014, the study’s Data Safety Monitoring Board, or DSMB, conducted a planned interim analysis for futility after 247 events, or patient deaths, and the final safety review of 470 randomized patients. The DSMB found no safety concerns. However, the planned futility boundary has been crossed and the DSMB determined that, based on available interim data, it would be unlikely for the study to reach statistically significant improvement in survival. The DSMB saw no reasons why patients should discontinue treatment on their assigned arm and recommended that recruited patients stay on treatment

The interim analysis for futility performed in December 2014 was primarily driven by the events within the first 6 months of patients entering into the trial. Of 247 events in SEAMLESS, 173 (70%) have occurred in the first 6 months. This means that the survival curves beyond 6 months are poorly estimated at the time of the analysis. Furthermore, follow up of European patients at December 2014 is significantly shorter than that of U.S. patients as the study opened for European accrual in April 2014. It is important to have complete follow up of all patients to ensure that a potential treatment effect beyond 6 months is not missed.

In accordance with the DSMB’s recommendations, the Company continued to follow-up patients as per the study protocol. The required number of events has been reached and the Company is conducting data cleaning and validation operations prior to determining that the study data base can be locked. Study data will then be transferred to the Company’s independent statistical analysis vendor. When final analysis becomes available, the Company will report outcomes for the primary and secondary endpoints and determination of submissibility of the SEAMLESS data set to regulatory authorities in Europe and the United States. The procedures to be followed prior to reporting topline data and determination of submissibility to regulatory authorities may take several months.

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

Sapacitabine is also being evaluated in other indications including in our DNA damage response program in combination with our CDK inhibitor seliciclib in solid tumors. Additionally, we are progressing clinical development of our second-generation CDK inhibitor CYC065 into a first-in human study in solid tumors and lymphomas and advanced our PLK-1 inhibitor, CYC140, through IND-directed studies with the support of government funding.

Recent Events

Deficiency and Compliance Notices from The NASDAQ Stock Market and Reverse Stock Split

At the 2016 Annual Meeting of Stockholders, which was held on May 26, 2016, holders of the Company’s common stock approved a proposed amendment to the Company’s amended and restated certificate of incorporation, by way of a certificate of amendment, to effectuate a reverse stock split at a ratio of up to and including one-for-twenty. Pursuant thereto, the Board determined to use a ratio of one-for-twelve, so that every twelve shares of the Company’s outstanding common stock would be combined and reclassified into one share of common stock, after which the certificate of amendment was filed with the Secretary of State of the State of Delaware. The Reverse Stock Split became effective at 5:00 p.m., Eastern Time, on May 27, 2016, and the Company’s common stock began trading on the NASDAQ Capital Market on a post-split basis at the open of business on May 31, 2016. The Reverse Stock Split was effectuated in order to increase the per share trading price of the Company’ common stock so as to satisfy the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market.

On June 15, 2016, the Company received notification from the listing qualifications staff of NASDAQ that, as of June14, 2016, it had evidenced a closing per share bid price in excess of the $1.00 minimum closing bid price requirement for at least ten consecutive trading days, and that it had thus regained compliance with the minimum bid price rule for continued listing on The NASDAQ Capital Market.

Unless otherwise noted, references in this Form 10-Q to any number of shares of common stock, price per share and weighted average shares of common stock, have been adjusted to reflect the Reverse Stock Split on a retroactive basis for all periods presented.

Entry into At Market Issuance Sales Agreement with FBR Capital Markets & Co.

On June 23, 2016, the Company entered into the FBR Sales Agreement under which the Company may, from time to time, sell through FBR up to an aggregate of $4.0 million in shares of the Company’s common stock. The Company is not obligated to make any sales of common stock under the FBR Sales Agreement. The Company has not made any sales under the FBR Sales Agreement as of June 30, 2016.

Recent Vote by the United Kingdom electorate in favor of a Referendum for its Exit from the European Union

The UK held a referendum on June 23, 2016 in which a majority of voters voted to exit the EU (“Brexit”). Brexit could cause disruptions to and create uncertainty surrounding our business, including affecting our future foreign exchange gains (losses), and relationships with our existing and future employees, consultants, and contractors based in the UK. See further discussion in Item 1A. Risk Factors.

Results of Operations

Three Months Ended June 30, 2015 and 2016

Results of Continuing Operations

Revenues

The following table summarizes the components of our revenues for the three months ended June 30, 2015 and 2016 (in $000s, except percentages):

	Three Months Ended June 30,		Difference
	2015	2016	$	%
Grant revenue	$296	$222	$(74)	(25)

We recognized $0.3 million and $0.2 million in grant revenue for the three months ended June 30, 2015 and 2016, respectively, from the European Union and the Biomedical Catalyst of the United Kingdom government.

The future

We expect to recognize approximately $0.5 million in grant revenue over the period to November 2016 from the Biomedical Catalyst of the United Kingdom government. We may recognize collaboration and research and development revenues relating to our collaboration, licensing and supply agreement with ManRos Therapeutics SA (“ManRos”) if certain development milestones are achieved.

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

The following table provides information with respect to our research and development expenditures for the three months ended June 30, 2015 and 2016 (in $000s except percentages):

	Three Months Ended June 30,		Difference
	2015	2016	$	%
Sapacitabine	$1,749	$1,855	$106	6
Other costs related to research and development programs, management and exploratory research	831	782	(49)	(6)
Total research and development expenses	$2,580	$2,637	$(57)	2

Total research and development expenses represented 66% of our operating expenses for the three months ended June 30, 2015 and 2016. Research and development expenditures remained consistent at $2.6 million for the three months ended June 30, 2015 and 2016. Sapacitabine research and development expenses are primarily related expenditures associated with the SEAMLESS Phase 3 trial which is in the follow-up phase following the completion of enrollment in December 2014.

The future

We anticipate that overall research and development expenditures for the year ended December 31, 2016 will decrease compared to the year ended December 31, 2015, as we are in the patient follow-up phase of SEAMLESS and clinical study sites are being closed. The timing and extent of SEAMLESS expenditures, including the possibility of registration submissions to regulatory authorities in Europe and the U.S., are dependent upon final data.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three months ended June 30, 2015 and 2016 (in $000s except percentages):

	Three Months Ended June 30,		Difference
	2015	2016	$	%
Total general and administrative expenses	$1,333	$1,345	$12	1

Total general and administration expenses represented 34% of our operating expenses for the three months ended June 30, 2015 and 2016. General and administrative expenses stayed consistent at $1.3 million for the three months ended June 30, 2015 and 2016.

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

Other income (expense), net

The following table summarizes other income (expense), net for the three months ended June 30, 2015 and 2016 (in $000 except percentages):

	Three Months Ended June 30,		Difference
	2015	2016	$	%
Change in valuation of financial instruments associated with stock purchase agreement	$(4)	$—	$4	(100)
Foreign exchange gains / (losses)	(195)	138	333	(171)
Interest income	2	13	11	550
Other income (expenses), net	62	18	(44)	(71)
Total other income (expense), net	$(135)	$169	$304	(225)

Total other income (expense) increased by approximately $0.3 million, from a loss of $0.1 million for the three months ended June 30, 2015, to a gain of $0.2 million for the three months ended June 30, 2016.

Change in valuation of financial instruments associated with stock purchase agreement

The fair value of the right to sell additional shares under the November 2013 Purchase Agreement with Aspire was remeasured each reporting period with gains or losses were reported within other income until the agreement expired in July 2015 and automatically terminated under its terms . The Company recognized an expense of approximately $4,000 for the three months ended June 30, 2015.

Foreign exchange gains/ (losses)

Foreign exchange gains / (losses) increased by approximately $0.3 million, from a loss of $0.2 million for the three months ended June 30, 2015, to a gain of $0.1 million for the three months ended June 30, 2016. Foreign exchange gains and losses are reported in the consolidated statement of operations as a separate line item within other income (expense). The announcement in June 2016 of the referendum of the United Kingdom’s Membership of the European Union, or Brexit, advising for the exit of the United Kingdom from the European Union caused significant volatility in currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business, primarily the Euro and British Pound. The significant currency exchange rate fluctuations of the U.S. dollar relative to other currencies may adversely affect our results of operations.

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

The following table summarizes total income tax benefit for the three months ended June 30, 2015 and 2016 (in $000s except percentages):

	Three Months Ended June 30,		Difference
	2015	2016	$	%
Total income tax benefit	$405	$626	$221	55

The total income tax benefit, composed of research and development tax credits recoverable, increased $0.2 million from an income tax benefit of $0.4 million for the three months ended June 30, 2015 to an income tax benefit of $0.6 million for the three months ended June 30, 2016. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.

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

Six Months Ended June 30, 2015 and 2016

Results of Continuing Operations

Revenues

The following table summarizes the components of our revenues for the six months ended June 30, 2015 and 2016 (in $000s, except percentages):

	Six Months Ended June 30,		Difference
	2015	2016	$	%
Grant revenue	$808	$361	$(447)	(55)

We recognized $0.8 million and $0.4 million in grant revenue for the six months ended June 30, 2015 and 2016, respectively, from the European Union and the Biomedical Catalyst of the United Kingdom government.

The future

We expect to recognize approximately $0.5 million in grant revenue over the period to November 2016 from the Biomedical Catalyst of the United Kingdom government. We may receive milestone payments from our collaboration, licensing and supply agreement with ManRos if certain development milestones are achieved.

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

The following table provides information with respect to our research and development expenditures for the six months ended June 30, 2015 and 2016 (in $000s except percentages):

	Six Months Ended June 30,		Difference
	2015	2016	$	%
Sapacitabine	$4,963	$3,691	$(1,272)	(26)
Other costs related to research and development programs, management and exploratory research	1,959	1,445	(514)	(26)
Total research and development expenses	$6,922	$5,136	$(1,786)	(26)

Total research and development expenses represented 71% and 65% of our operating expenses for the six months ended June 30, 2015 and 2016, respectively.

   Research and development expenditures decreased $1.8 million from $6.9 million for the six months ended June 30, 2015 to $5.1 million for the six months ended June 30, 2016. Research and development expenses relating to sapacitabine decreased by $1.3 million from $5.0 million for the six months ended June 30, 2015 to $3.7 million for the six months ended June 30, 2016, primarily as a result of a reduction in expenditures associated with the SEAMLESS Phase 3 trial which is in the follow-up phase following the completion of enrollment in December 2014.

The future

We anticipate that overall research and development expenditures for the year ended December 31, 2016 will decrease compared to the year ended December 31, 2015, as we are in the patient follow-up phase of SEAMLESS and clinical study sites are being closed. The timing and extent of SEAMLESS expenditures, including the possibility of registration submissions to regulatory authorities in Europe and the U.S., are dependent upon final data.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the six months ended June 30, 2015 and 2016 (in $000s except percentages):

	Six Months Ended June 30,		Difference
	2015	2016	$	%
Total general and administrative expenses	$2,801	$2,729	$(72)	(3)

Total general and administration expenses represented 29% and 35% of our operating expenses for the six months ended June 30, 2015 and 2016, respectively. General and administrative expenses decreased $0.1 million from $2.8 million for the six months ended June 30, 2015 to $2.7 million for the six months ended June 30, 2016, primarily as a result of lower patent-related and professional fees.

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

Other income (expense), net

The following table summarizes other income (expense), net for the six months ended June 30, 2015 and 2016 (in $000 except percentages):

	Six Months Ended June 30,		Difference
	2015	2016	$	%
Change in valuation of financial instruments associated with stock purchase agreement	$(24)	$—	$24	(100)
Foreign exchange gains / (losses)	(573)	318	891	(155)
Interest income	3	23	20	667
Other income, net	82	38	(44)	(54)
Total other income (expense), net	$(512)	$379	$891	(174)

  Total other income (expense), net increased by approximately $0.9 million, from a loss of $0.5 million for the six months ended June 30, 2015, to a gain of $0.4 million for the six months ended June 30, 2016.

Change in valuation of financial instruments associated with stock purchase agreement

The fair value of the right to sell additional shares under the November 2013 Purchase Agreement with Aspire was remeasured each reporting period with gains or losses were reported within other income until the agreement expired in July 2015 and automatically terminated under its terms. The Company recognized an expense of $24,000 for the six months ended June 30, 2015.

Foreign exchange gains

Foreign exchange gains increased by approximately $0.9 million, from a loss of $0.6 million for the six months ended June 30, 2015, to a gain of $0.3 million for the six months ended June 30, 2016. Foreign exchange gains and losses are reported in the consolidated statement of operations as a separate line item within other income (expense). The announcement in June 2016 of the referendum of the United Kingdom’s Membership of the European Union, or Brexit, advising for the exit of the United Kingdom from the European Union caused significant volatility in currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business, primarily the Euro and British Pound. The significant currency exchange rate fluctuations of the U.S. dollar relative to other currencies may adversely affect our results of operations.

The future

Other income (expense), net for the year ended December 31, 2016 will continue to be impacted by changes in foreign exchange rates. There will be no further impact from the change in valuation of financial instruments associated with the stock purchase agreement because we sold all of the remaining available shares under the stock purchase agreement in July 2015 and the purchase agreement has terminated according to its terms.

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

The following table summarizes total income tax benefit for the six months ended June 30, 2015 and 2016 (in $000s except percentages):

	Six Months Ended June 30,		Difference
	2015	2016	$	%
Total income tax benefit	$1,168	$1,119	$(49)	(4)

The total income tax benefit, primarily composed of research and development tax credits recoverable, decreased $0.1 million from an income tax benefit of $1.2 million for the six months ended June 30, 2015 to an income tax benefit of $1.1 million for the six months ended June 30, 2016. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.

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

Operating Capital Requirements

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a product candidate has been approved by the EMA, FDA, or similar regulatory agencies in other countries, and has been successfully commercialized, if at all. We will need to raise substantial additional funding to complete the development and potential commercialization of sapacitabine. Additionally, we may evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

Our future capital requirements will depend on many factors, including but not limited to:

•	the rate of progress and cost of our clinical trials;

•	the need for additional or expanded clinical trials;

•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;

•	the costs and timing of seeking and obtaining EMA, FDA, or other regulatory approvals;

•	the extent of our other development activities;

•	the costs associated with building or accessing commercialization and additional manufacturing capabilities and supplies;

•	the costs of acquiring or investing in businesses, product candidates and technologies, if any;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the effect of competing technological and market developments.

We believe that we currently have the resources to fund our operations through the end of 2017. We will need to raise substantial additional capital to complete the development and potential commercialization of sapacitabine and our CDK inhibitor program. Until we can generate a sufficient amount of licensing or collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs primarily through equity issuances, the Research & Development tax credit, grants, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to sapacitabine or our CDK inhibitor program, if available, or a combination of the above.

Our failure to raise significant additional capital in the future would force us to delay or reduce the scope of our sapacitabine and other development programs, potentially including any additional clinical trials or subsequent regulatory filings in Europe or the United States, and/or limit or cease our operations. Any one of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of June 30, 2016 (in thousands):

	Payments Due by Period

	Total	< 1 Year	2-5 Years	>5 Years

Operating lease obligations(1)	$3,255	$440	$1,351	$1,464

(1)	Operating lease obligations relate to:
(1)	the leasing of office space in a building at 200 Connell Drive, suite 1500, Berkeley Heights, New Jersey, USA, which is currently our corporate headquarters. The lease was entered into in December 2006 for a period up to November 2011, and in May 2011, extended to February 2017.
(2)	the leasing of office and laboratory space at 1 James Lindsay Place, Dundee, UK. The lease, entered into in October 2000, expires October 2025.

The above amounts exclude potential payments under our 2003 license agreement with Daiichi Sankyo Co., Ltd. regarding sapacitabine, pursuant to which we are required to make certain milestone payments primarily related to regulatory approval in various territories and the Company’s decision to continue with these projects. We are also required to make royalty payments to Daiichi Sankyo in the event that sapacitabine is commercialized.

We also have agreements with contract research organizations clinical sites and other third party contractors for the conduct of our clinical trials. We generally make payments to these entities based upon the activities they perform related to the particular clinical trial. There are generally no penalty clauses for cancellation of these agreements if notice is duly given and payment is made for work performed by the third party under the related agreement.

Off-Balance Sheet Arrangements

Since our inception, we have not had any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information in response to this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of June 30, 2016, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 13, 2010, and as amended on October 11, 2011, we reached agreement with the FDA regarding an SPA on the design of a pivotal Phase 3 clinical trial for our sapacitabine oral capsules as a front-line treatment in elderly patients aged 70 years or older with newly diagnosed AML, who are not candidates for intensive induction chemotherapy, or the SEAMLESS trial. An SPA is an agreement between a sponsor of an NDA and the FDA on the design of the Phase 3 clinical trial protocol design and statistical analysis that will form the primary basis of an efficacy claim. If such an agreement is reached, it will be binding on the FDA unless the sponsor fails to follow the agreed upon protocol, data supporting the request are found to be false or incomplete, or the FDA determines that a substantial scientific issue essential to product efficacy or safety was identified. An SPA, however, neither guarantees approval nor provides any assurance that a marketing application will be approved by the FDA. There are companies that have been granted SPAs but that have ultimately failed to obtain final approval to market their drugs. In January 2011, we opened enrollment in the lead-in portion of the SEAMLESS trial and in October 2011, we opened enrollment in the randomized portion of the trial. We completed enrollment of the SEAMLESS trial in December 2014.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates under development. We currently lack the resources or the capacity to manufacture any of our products on a clinical or commercial scale. We anticipate future reliance on a limited number of third party manufacturers until we are able, or decide to, expand our operations to include manufacturing capacities. If the FDA or EMA approve any of our drug candidates for commercial sale, or if we significantly expand our clinical trials, we will need to manufacture them in larger quantities and will be required to secure alternative third-party suppliers to our current suppliers. To date, our drug candidates have been manufactured in small quantities for preclinical testing and clinical trials and we may not be able to successfully increase the manufacturing capacity, whether in collaboration with our current or future third-party manufacturers or on our own, for any of our drug candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA and EMA must review and approve. If we are unable to successfully increase the manufacturing capacity for a drug candidate, whether for late stage clinical trials or for commercial sale or are unable to secure alternative third-party suppliers to our current suppliers, the drug development, regulatory approval or commercial launch of any related drugs may be delayed or blocked or there may be a shortage in supply. Even if any third party manufacturer makes improvements in the manufacturing process for our drug candidates, we may not own, or may have to share, the intellectual property rights to such innovation. Any performance failure on the part of manufacturers could delay late stage clinical development or regulatory approval of our drugs, the commercialization of our drugs or our ability to sell our commercial products, producing additional losses and depriving us of potential product revenues.

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

The clinical development, manufacturing, selling and marketing of our drug candidates are subject to extensive regulation by the FDA and EMA in the United States, the European Union and elsewhere. These regulations also vary in important, meaningful ways from country to country. We are not permitted to market a potential drug in the United States until we receive approval of an NDA from the FDA or an MAA from the EMA. We have not received an NDA or MAA approval from the FDA or EMA for any of our drug candidates.

Obtaining an NDA or MAA approval is expensive and is a complex, lengthy and uncertain process. For example, The FDA approval process for a new drug involves submission of an IND, which must include information about preclinical studies proposed clinical protocols and manufacturing information. Clinical development under an IND typically involves three phases of study: Phase 1, 2 and 3. The most significant costs associated with clinical development are typically the pivotal late Phase 2 or Phase 3 clinical trials, as they tend to be the longest and largest studies conducted during the drug development process. After completion of clinical trials, an NDA may be submitted to the FDA. In responding to an NDA, the FDA may refuse to file the application, or if accepted for filing, the FDA may request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. If the NDA supports the safety and efficacy of the drug candidate and satisfies other requirements, the FDA may grant marketing approval. Failure to comply with the FDA and other applicable foreign and U.S. regulatory requirements may subject us to administrative or judicially imposed sanctions. These include warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production and refusal to approve either pending NDAs, or supplements to approved NDAs.

There is substantial time and expense invested in the preparation and submission of an NDA or EMA and regulatory approval is never guaranteed. Depending on the final data from our SEAMLESS study, we may meet with regulatory authorities in the United States and the European Union to discuss registration submissions for sapacitabine for the AML indication. In light of the futility cross reported by the SEAMLESS DSMB, there can be no assurance that data from SEAMLESS will be sufficient to submit registration submissions or that regulatory authorities will accept or approve any such submissions.

The FDA and other regulatory authorities in the United States, the EMA for the European Union and elsewhere exercise substantial discretion in the drug approval process. The number, size and design of preclinical studies and clinical trials that will be required for FDA or EMA approval will vary depending on the drug candidate, the disease or condition for which the drug candidate is intended to be used and the regulations and guidance documents applicable to any particular drug candidate. The FDA or EMA can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to:

•	those discussed in the risk factor which immediately follows;

•	the fact that FDA or EMA officials may find that our or our third party manufacturer’s processes or facilities are not in compliance with cGMPs; or

•	the fact that new regulations may be enacted by the FDA or EMA may change their approval policies or adopt new regulations requiring new or different evidence of safety and efficacy for the intended use of a drug candidate.

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

We have obtained limited product liability insurance coverage for our clinical trials in the United States and in selected other jurisdictions where we are conducting clinical trials. Our primary product liability insurance coverage for clinical trials in the United States is currently limited to an aggregate of $5.0 million and outside of the United States, we have coverage for lesser amounts that vary by country. As such, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash resources and adversely affect our business.

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

Risks Related to Our Business and Financial Condition

Our ability to raise additional capital in the future may not be available to us on reasonable terms, if at all, when or as we require additional funding. If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing stockholders would experience further dilution. If we fail to obtain additional funding, we may be unable to complete the development and commercialization of our lead drug candidate, sapacitabine, or continue to fund our research and development programs.

We have funded all of our operations and capital expenditures with proceeds from the issuance of public equity securities, private placements of our securities, interest on investments, licensing revenue, government grants, research and development tax credits and product revenue. In order to conduct the lengthy and expensive research, preclinical testing and clinical trials necessary to complete the development and marketing of our drug candidates, we will require substantial additional funds. We may have insufficient public equity available for issue to raise the required additional substantial funds to implement our operating plan and we may not be able to obtain the appropriate stockholder approvals necessary to increase our available public equity for issuance within a time that we may require additional funding. Based on our current operating plan of focusing on the advancement of sapacitabine, we expect our existing resources to be sufficient to fund our planned operations for at least the next twelve months. To meet our long-term financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. To the extent that we raise additional funds through collaborations and licensing arrangements, we may have to relinquish valuable rights to our drug discovery and other technologies, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. Additional funding may not be available to us on favorable terms, or at all, particularly in light of the current economic conditions. If we are unable to obtain additional funds, we may be forced to delay or terminate our current clinical trials and the development and marketing of our drug candidates including sapacitabine.

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

A recent vote by the United Kingdom electorate in favor of a referendum for its exit from the European Union could adversely impact our business, results of operations and financial condition.

The announcement in June 2016 of the referendum of the United Kingdom’s Membership of the European Union, or Brexit, advising for the exit of the United Kingdom from the European Union, could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations. The referendum is non-binding; however, if passed into law, negotiations would commence to determine the future terms of the United Kingdom’s relationship with the European Union, including the terms of trade between the United Kingdom and the European Union. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The measures could potentially disrupt the markets and tax jurisdictions in which we operate, including our wholly owned subsidiary Cyclacel Limited, which was organized under the laws of England and Wales, and our research facility in Dundee, Scotland, which is also the center of our translational work and development programs, and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose potential customers, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate.

The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies may adversely affect our results of operations.

The implementation of Brexit may also create global economic uncertainty, which may cause partners, suppliers and potential customers to closely monitor their costs and reduce their spending budget.

Since Scottish voters were overwhelming in favor of the United Kingdom remaining in the European Union, Scotland may in the future seek independence from the United Kingdom, as it unsuccessfully sought to do by referendum in September 2014. Any such efforts by Scotland to separate from the United Kingdom, even if unsuccessful, could lead to uncertainty and further disrupt the markets and tax jurisdictions in which we operate, and may cause us to lose potential customers, suppliers, and employees.

Any of these effects of Brexit, among others, could materially adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

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

We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of December 31, 2015 and June 30, 2016, our accumulated deficit was $323.2 million and $329.3 million, respectively. Our net loss was $38.4 million and $6.1 million for the six months ended June 30, 2015 and 2016, respectively. In addition to the SEAMLESS study, our drug candidates are in the early- to mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years as we continue our research and development of our drug candidates, seek regulatory approvals and commercialize any approved drugs. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.

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

On February 2, 2016, the Company received a letter from the Listing Qualifications Staff (the “Staff”) of The NASDAQ Stock Market LLC indicating that the Company had not regained compliance with the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5450(a)(1), by the end of the previously granted compliance period that expired on February 2, 2016. As a result, the Staff indicated that the Company would be subject to delisting unless it timely requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”).

The Company had a hearing before the Panel on March 31, 2016, at which it presented its plan to regain compliance with the minimum bid price requirement, and requested a further extension of time to do so. On April 4, 2016, the Company received a written ruling from the Panel stating that the Panel had granted the Company’s request to remain listed on The NASDAQ Capital Market. At the 2016 Annual Meeting of Stockholders, which was held on May 26, 2016, holders of the Company’s common stock approved a proposed amendment to the Company’s amended and restated certificate of incorporation, by way of a certificate of amendment, to effectuate a reverse stock split at a ratio of up to and including one-for-twenty. Pursuant thereto, the Board determined to use a ratio of one-for-twelve, and the reverse stock split became effective at 5:00 p.m., Eastern Time, on May 27, 2016, with the Company’s common stock trading on the NASDAQ Capital Market on a post-split basis at the open of business on May 31, 2016. On June 15, 2016, we received notification from the Staff that we have regained compliance with the minimum bid price rule for continued listing on The NASDAQ Capital Market. The notification stated that as of June 14, 2016, we have evidenced a closing per share bid price of our common stock in excess of the $1.00 minimum closing bid price requirement for at least ten consecutive trading days. Accordingly, we have regained compliance with NASDAQ Listing Rule 5550(a)(2) and will continue to trade on The NASDAQ Capital Market.

   Notwithstanding the reverse stock split and our compliance with The NASDAQ Capital market requirements, we cannot be sure that our share price will comply with the requirements for continued listing of our common stock on The NASDAQ Capital Market in the future, or that we will comply with the other continued listing requirements. If our shares of Common Stock lose their status on the NASDAQ Capital Market, we believe that our shares of Common Stock would likely be eligible to be quoted on the inter-dealer electronic quotation and trading system operated by Pink OTC Markets Inc., commonly referred to as the Pink Sheets and now known as the OTCQB market. Our shares of Common Stock may also be quoted on the Over-the-Counter Bulletin Board, an electronic quotation service maintained by the Financial Industry Regulatory Authority. These markets are generally not considered to be as efficient as, and not as broad as, the NASDAQ Capital Market. Selling our shares of Common Stock on these markets could be more difficult because smaller quantities of shares would likely be bought and sold, and transactions could be delayed. In addition, in the event our shares of Common Stock are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our Common Stock, further limiting the liquidity of our Common Stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our Common Stock.

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

Risks Related to our Intellectual Property

If we fail to enforce adequately or defend our intellectual property rights, our business may be harmed.

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

There is a risk that we are infringing or will infringe on the proprietary rights of third parties because patents and pending applications belonging to third parties exist in the United States, the European Union and elsewhere in the world in the areas of our research. Others might have been the first to make the inventions covered by each of our or our licensors’ pending patent applications and issued patents and might have been the first to file patent applications for these inventions. We are aware of several published patent applications, and understand that others may exist, that could support claims that, if granted and held valid, could cover various aspects of our developmental programs, including in some cases particular uses of our lead drug candidate sapacitabine, seliciclib or other therapeutic candidates, or gene sequences, substances, processes and techniques that we use in the course of our research and development and manufacturing processes. We are aware that other patents exist that claim substances, processes and techniques, which, if held valid, could potentially restrict the scope of our research, development or manufacturing operations. In addition, we understand that other applications and patents exist relating to potential uses of sapacitabine and seliciclib that are not part of our current clinical programs for these compounds. Numerous third-party United States and foreign issued patents and pending applications exist in the area of kinases, including CDK, PLK and AK for which we have research programs. For example, some pending patent applications contain broad claims that could represent freedom to operate limitations for some of our kinase programs should they be issued unchanged. Although we intend to continue to monitor these applications, we cannot predict what claims will ultimately be allowed and if allowed what their scope would be. In addition, because the patent application process can take several years to complete, there may be currently pending applications, unknown to us, which may later result in issued patents that cover the production, manufacture, commercialization or use of our drug candidates. If we wish to use the technology or compound claimed in issued and unexpired patents owned by others, we will need to obtain a license from the owner, enter into litigation to challenge the validity of the patents or incur the risk of litigation in the event that the owner asserts that we infringe its patents. In one case we have opposed a European patent relating to human aurora kinase and the patent has been finally revoked (no appeal was filed). We are also aware of a corresponding U.S. patent containing method of treatment claims for specific cancers using aurora kinase modulators which, if held valid, could potentially restrict the use of our aurora kinase inhibitors once clinical trials are completed.

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

For example, on December 16, 2014 we announced the enrollment of 486 patients, continuation to final analysis and recommendations of the DSMB of the Company’s Phase 3 SEAMLESS study of sapacitabine oral capsules in acute myeloid leukemia, or AML. The DSMB determined that the planned futility boundary has been crossed, but saw no reasons why patients should discontinue treatment on their assigned arm and recommended that recruited patients are followed up. As a result of this announcement, the last reported sale price of our common stock on The NASDAQ Global Market on December 16, 2014 dropped to $8.16 from a last reported sale price of our common stock on December 15, 2014 of $33.96.

We executed a reverse stock split in order to help maintain our continued listing on The NASDAQ Capital Market. The reduction in our outstanding shares may result in reduced liquidity for all stockholders and in increased volatility in our stock price over time.

The reduced trading volume which results from the decreased number of shares that are publically held may make it more difficult to buy or sell our stock, even though we may maintain our listing on The NASDAQ Capital Market. The reduced volume of stock trades that may result as a consequence of the reverse stock split may also increase the volatility of our stock price over time.

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

In addition, in the event a third party seeks to acquire our company or acquire control of our company by way of a merger, but the terms of such offer do not provide for our preferred stock to remain outstanding or be converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to our preferred stock, the terms of the Certificate of Designations of our preferred stock provide for an adjustment to the conversion ratio of our preferred stock such that, depending on the terms of any such transaction, preferred stockholders may be entitled, by their terms, to receive up to $10.00 per share in common stock, causing our common stockholders not to receive as favorable a price as the price at which such shares may be trading at the time of any such transaction. As of June 30, 2016, there were 335,273 shares of our preferred stock issued and outstanding. If the transaction were one in which proceeds were received by the Company for distribution to stockholders, and the terms of the Certificate of Designations governing the preferred stock were strictly complied with, approximately $4.0 million would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time. Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.

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

If our common or preferred stockholders sell substantial amounts of our stock in the public market, or the market perceives that such sales may occur, the market price of our common and preferred stock could fall. If additional holders of preferred stock elect to convert their shares to shares of common stock at renegotiated prices, such conversion as well as the sale of substantial amounts of our common stock, could cause dilution to existing holders of our common stock, thereby also negatively affecting the price of our common stock. For example, in 2013, we issued an aggregate of 140,373 shares of our common stock in exchange for an aggregate of 877,869 shares of our preferred stock in arms-length negotiations between us and the other parties who had approached us to propose the exchanges.

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

We may automatically convert the preferred stock into common stock if the closing price of our common stock exceeds $2,961 per share. There is a risk of fluctuation in the price of our common stock between the time when we may first elect to automatically convert the preferred and the automatic conversion date.

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

Our management team will have broad discretion over the use of the net proceeds from the sale of our common stock through FBR Capital Markets & Co., or FBR.

On June 23, 2016 we entered into an At Market Issuance Sales Agreement with FBR, as sales agent, pursuant to which we may sell through FBR up to an aggregate of $4.0 million in shares of our common stock. Our management will use its discretion to direct the net proceeds from the sale of those shares. We intend to use all of the net proceeds, together with cash on hand, for general corporate purposes. General corporate purposes may include working capital, capital expenditures, development costs, strategic investments or possible acquisitions. Our management’s judgments may not result in positive returns on your investment and you will not have an opportunity to evaluate the economic, financial or other information upon which our management bases its decisions. As of June 30, 2016, we have not sold any stock under the Sales Agreement.

The sale of our common stock through FBR may cause substantial dilution to our existing stockholders and the sale, actual or anticipated, of the shares of common stock to be sold through FBR could cause the price of our common stock to decline.

We have the right to sell up to $4.0 million of our shares of common stock through FBR, as sales agent. Any actual or anticipated sales of shares through FBR may cause the trading price of our common stock to decline. Additional issuances of shares through FBR may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock through FBR, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of sales of our shares through FBR, and the Agreement may be terminated by us at any time at our discretion upon five (5) days’ notice without any penalty or cost to us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

1.1	At Market Issuance Sales Agreement, dated as of June 23, 2016 between the Company and FBR Capital Markets & Co. (previously filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on June 23, 2016 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Cyclacel Pharmaceuticals, Inc.

3.2	Amended and Restated Bylaws of Cyclacel Pharmaceuticals, Inc. (previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 27, 2016 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: August 11, 2016	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and
Executive Vice President, Finance

