Form 10-Q
period 2016-09-30
Cyclacel Pharmaceuticals, Inc.
filed 2016-11-14
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 14, 2016 there were 4,251,229 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Unless stated otherwise, the information contained in these consolidated financial statements gives effect to a one-for-twelve reverse stock split of our common shares effected on May 27, 2016. See Note 1 to our consolidated financial statements for further information.

2

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

	December 31,	September 30,
	2015	2016
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,440	$18,029
Prepaid expenses and other current assets	4,051	4,521
Current assets of discontinued operations	75	29
Total current assets	24,566	22,579
Property, plant and equipment (net)	198	73
Total assets	$24,764	$22,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,940	$1,979
Accrued and other current liabilities	3,738	3,562
Current liabilities of discontinued operations	75	29
Total current liabilities	5,753	5,570
Other liabilities	176	141
Total liabilities	5,929	5,711
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2015 and September 30, 2016; 335,273 shares issued and outstanding at December 31, 2015 and September 30, 2016. Aggregate preference in liquidation of $4,006,511 at December 31, 2015 and September 30, 2016.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2015 and September 30, 2016; 2,965,208 and 4,251,229 shares issued and outstanding at December 31, 2015 and September 30, 2016, respectively.	3	4
Additional paid-in capital	342,587	349,897
Accumulated other comprehensive loss	(596)	(760)
Accumulated deficit	(323,159)	(332,200)
Total stockholders’ equity	18,835	16,941
Total liabilities and stockholders’ equity	$24,764	$22,652

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2015	2016	2015	2016
Revenues:
Grant revenue	$462	$205	$1,270	$566
Collaboration and research and development revenue	253	—	253	—
Total revenues	715	205	1,523	566
Operating expenses:
Research and development	2,904	2,409	9,826	7,545
General and administrative	1,205	1,273	4,006	4,002
Total operating expenses	4,109	3,682	13,832	11,547
Operating loss	(3,394)	(3,477)	(12,309)	(10,981)
Other income (expense):
Change in valuation of financial instruments associated with stock purchase agreement	(27)	—	(51)	—
Foreign exchange gains (losses)	219	51	(354)	369
Interest income	2	8	5	31
Other income, net	13	18	95	56
Total other income (expense)	207	77	(305)	456
Loss before taxes	(3,187)	(3,400)	(12,614)	(10,525)
Income tax benefit	478	454	1,646	1,573
Net loss	(2,709)	(2,946)	(10,968)	(8,952)
Dividend on convertible exchangeable preferred shares	(50)	(50)	(150)	(150)
Net loss applicable to common shareholders	$(2,759)	$(2,996)	$(11,118)	$(9,102)

Basic and diluted earnings per common share:
Net loss per share – basic and diluted	$(0.95)	$(0.86)	$(4.20)	$(2.89)
Weighted average common shares outstanding	2,889,893	3,473,696	2,645,159	3,145,730

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2015	2016	2015	2016
Net loss	(2,709)	(2,946)	(10,968)	(8,952)
Translation adjustment	5,107	(4,881)	2,880	(19,928)
Unrealized foreign exchange (loss) gain on intercompany loans	(5,259)	4,860	(2,940)	19,766
Comprehensive loss	$(2,861)	$(2,967)	$(11,028)	$(9,114)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Nine months Ended September 30,
	2015	2016
Operating activities:
Net loss	$(10,968)	$(8,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in valuation of financial instruments associated with stock purchase agreement	51	—
Depreciation	157	109
Stock-based compensation	464	614
Changes in operating assets and liabilities:
Prepaid expenses and other assets	583	629
Accounts payable and other current liabilities	(2,071)	464
Net cash used in operating activities	(11,784)	(7,136)
Investing activities:
Purchase of property, plant and equipment	(32)	—
Minimum royalty payments received from termination of ALIGN license agreement	23	—
Net cash used in investing activities	(9)	—
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	10,576	5,241
Payment of preferred stock dividend	(150)	(150)
Net cash provided by financing activities	10,426	5,091
Effect of exchange rate changes on cash and cash equivalents	(94)	(366)
Net decrease in cash and cash equivalents	(1,461)	(2,411)
Cash and cash equivalents, beginning of period	24,189	20,440
Cash and cash equivalents, end of period	$22,728	$18,029

Supplemental cash flow information:
Cash received during the period for:
Interest	6	31
Taxes	2,875	1,965

Non cash financing activities:
Accrual of preferred stock dividends	50	50
Receivable from issuance of common stock	—	1,518

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Sapacitabine is being evaluated in the SEAMLESS Phase 3 study, which completed enrollment in December 2014 and is being conducted under a Special Protocol Assessment (“SPA”) agreement with the US Food and Drug Administration (“FDA”) for the front-line treatment of acute myeloid leukemia (“AML”) in the elderly. In December 2014, the study’s Data Safety Monitoring Board, or DSMB, conducted a planned interim analysis for futility after 247 events, or patient deaths, and the final safety review of 470 randomized patients. The DSMB found no safety concerns. However, the planned futility boundary has been crossed and the DSMB determined that, based on available interim data, it would be unlikely for the study to reach statistically significant improvement in survival. The DSMB saw no reasons why patients should discontinue treatment on their assigned arm and recommended that recruited patients stay on treatment. In accordance with the DSMB’s recommendations, the Company continued to follow-up patients as per the study protocol. The required number of events has been reached and the Company is conducting so-called data cleaning and validation operations prior to determining that the study data base can be locked. Study data will then be transferred to the Company’s independent statistical analysis vendor. When final analysis becomes available, the Company will report outcomes for the primary and secondary endpoints and determination of submissibility of the SEAMLESS data set to regulatory authorities in Europe and the United States. The procedures to be followed prior to reporting topline data and determination of submissibility to regulatory authorities may take several months.

As of September 30, 2016, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

Capital Resources

The Company has incurred recurring operating losses since inception. For the nine months ended September 30, 2016, the Company incurred a net loss applicable to common stockholders of $9.1 million and as of September 30, 2016 the Company had generated an accumulated deficit of $332.2 million. The Company anticipates operating losses to continue for the foreseeable future due to, among other things, costs related to the clinical development of its drug candidates, its preclinical programs and its administrative organization. At September 30, 2016, the Company had cash and cash equivalents of $18.0 million. The Company will need to raise substantial additional capital to pursue a regulatory strategy for the potential approval and commercialization of sapacitabine, its product candidate for the potential treatment of AML, and to continue the development of sapacitabine in other indications and the CDK inhibitor program. The Company has funded all of its operations and capital expenditures with proceeds from the issuance of public equity securities, private placements of securities, interest on investments, government grants, research and development tax credits, product revenue and licensing revenue. Additional funding may not be available to the Company on favorable terms, or at all. If the Company is unable to obtain additional funds, it will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to sapacitabine or its CDK inhibitors, if available, or be forced to delay or reduce the scope of its sapacitabine or CDK inhibitor development programs, potentially including any potential regulatory filings related to the SEAMLESS study, and/or limit or cease its operations.

On June 23, 2016, the Company entered into an At Market Issuance Sales Agreement (the “FBR Sales Agreement”) with FBR Capital Markets & Co. (“FBR”) under which it may issue and sell shares of its common stock, from time to time, through FBR, acting as its sales agent, under the Company’s effective “shelf” registration statement on Form S-3, which became effective on June 8, 2016. The Company has sold 766,149 shares of common stock under the sales agreement for net proceeds of approximately $3.9 million pursuant to a prospectus supplement dated as of June 23, 2016. The Company has sold 477,876 shares of common stock under the sales agreement for net proceeds of approximately $2.8 million pursuant to a prospectus supplement dated as of August 30, 2016, and there are a further approximately $1.2 million shares that may be sold pursuant to this prospectus supplement.

Basis of Presentation

The consolidated balance sheet as of September 30, 2016, the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2015 and 2016, the consolidated statements of cash flows for the nine months ended September 30, 2016, and all related disclosures contained in the accompanying notes are unaudited. The consolidated balance sheet as of December 31, 2015 is derived from the audited consolidated financial statements included in the 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of September 30, 2016, and the results of operations and comprehensive loss for the three and nine months ended September 30, 2016, and the consolidated statements of cash flows for the nine months ended September 30, 2016, have been made. The interim results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2015 that are included in the Company’s Annual Report on Form 10-K filed with the SEC.

Reverse Stock Split

On May 27, 2016, the Company completed a one-for-twelve reverse stock split (the “Reverse Stock Split”), which reduced the number of shares of the Company’s common stock that were issued and outstanding immediately prior to the effectiveness of the Reverse Stock Split. The number of shares of the Company’s authorized common stock was not affected by the Reverse Stock Split and the par value of Cyclacel’s common stock remained unchanged at $0.001 per share. The Reverse Stock Split reduced the number of shares of the Company’s common stock that were outstanding at May 27, 2016 from 36,075,730 to 3,006,311 after the cancellation of fractional shares. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise held fractional shares of the Company’s common stock as a result of the Reverse Stock Split received a cash payment in lieu of such fractional shares. All amounts related to number of shares and per share amounts have been retroactively restated in these consolidated financial statements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include inputs used to determine stock-based compensation expenses and the fair value of financial instruments. Cyclacel reviews its estimates on an ongoing basis. The estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates. Cyclacel believes the judgments and estimates required by the following accounting policies to be significant in the preparation of the Company’s consolidated financial statements.

Risks and Uncertainties

Drug candidates developed by the Company typically will require approvals or clearances from the FDA, EMA or other international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s drug candidates will receive any of the required approvals or clearances. If the Company is denied approval or clearance or if such approval was delayed, or the Company is unable to obtain the necessary financing to complete development and approval, there will be a material adverse impact on the Company’s financial condition and results of operations. The Company has relied upon government grants to fund its earlier stage programs and does not expect to be able to continue to rely on obtaining government grants to fund the Company’s research and development activities.

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

Stock-based Compensation

The Company grants stock options, restricted stock units and restricted stock to officers, employees and directors under the 2015 Equity Incentive Plan (“2015 Plan”), which was approved on May 22, 2015 and which replaced the Amended and Restated Equity Incentive Plan (“2006 Plan”). Under both plans, the Company has granted various types of awards, which are described more fully in Note 6 — Stock-Based Compensation Arrangements. The Company accounts for these awards under ASC 718 “Compensation — Stock Compensation” (“ASC 718”).

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that have not been included in the computation of diluted net loss per share, as the result would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
Stock options	111,163	393,723	111,163	393,723
Convertible preferred stock	1,698	1,698	1,698	1,698
Common stock warrants	94,886	-	94,886	-
Total shares excluded from calculation	207,747	395,421	207,747	395,421

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

In November 2014 the FASB issued ASU 2014-16 (“ASU 2014-16”), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, which provides guidance on whether a derivative embedded in preferred stock must be bifurcated and accounted for separately from its host contract. ASU2014-16 applies to to existing instruments issued prior to the effective date. The guidance has been adopted effective January 1, 2016. The adoption of this guidance did not have any impact on the consolidated financial position, results of operations or cash flows.

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

Recent Accounting Pronouncements Not Yet Effective

 In May 2014, the FASB issued new guidance on accounting for revenue from contracts with customers. This new guidance will replace existing revenue guidelines with a new model, in which revenue is recognized upon transfer of control over goods or services to a customer. In August 2015, the FASB deferred the effective date of the guidance, which will now be effective for the Company on January 1, 2018, for both interim and annual periods. Early adoption is permitted for both interim and annual periods commencing on January 1, 2017. The guidance can be adopted using either a full retrospective (with certain practical expedients) or a modified retrospective method of transition. Under the modified retrospective approach, financial statements will be prepared for the year of adoption using the new standard, but prior periods will not be adjusted. Instead, companies will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the company, and disclose all line items in the year of adoption as if they were prepared under current revenue requirements. The Company has yet to evaluate which adoption method it plans to use or the potential effect of the new standard on its consolidated financial statements.

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

In February 2016, the FASB issued guidance on the accounting for leases. The guidance requires that lessees recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term at the commencement date. The guidance also makes targeted improvements to align lessor accounting with the lessee accounting model and guidance on revenue from contracts with customers. The guidance is effective for the fiscal year beginning January 1, 2019, including interim periods within that fiscal year. Early application is permitted. The guidance must be adopted on a modified retrospective transition approach for leases existing, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of the guidance on the consolidated financial statements.

In August 2016, the FASB issued guidance clarifying the classification of certain cash receipts and cash payments within the cash flow statement where current GAAP either is unclear or does not include specific guidance. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The amendments must be adopted using a retrospective transition method to each period presented. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

The fair value of the Company’s financial assets and liabilities that are measured on a recurring basis were determined using the following inputs as of December 31, 2015 (in $000s):

	Level 1	Level 2	Level 3	Total	Carrying Value
ASSETS
Cash equivalents	$11,953	$—	$—	$11,953	$11,953

The fair value of the Company’s financial assets and liabilities that are measured on a recurring basis were determined using the following inputs as of September 30, 2016 (in $000s):

	Level 1	Level 2	Level 3	Total	Carrying Value
ASSETS
Cash equivalents	$11,181	$—	$—	$11,181	$11,181

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in $000s):

	December 31,	September 30,
	2015	2016
Research and development tax credit receivable	$2,093	$1,392
Prepayments	893	845
Grant receivable	326	249
Sales tax receivable	607	366
Deposits	132	132
Other current assets	—	1,537
	$4,051	$4,521

Other current assets is a receivable for the proceeds from the sales of common stock under the FBR sales agreement, which were received in October 2016. The Company accounts for shares sold using “Trade Date Accounting”. The $1.5 million represents stock issued prior to September 30, 2016 but for which settlement occurred in October, 2016.

5.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following (in $000s):

	December 31,	September 30,
	2015	2016
Accrued research and development	$3,284	$3,221
Accrued legal and professional fees	291	208
Other current liabilities	163	133
	$3,738	$3,562

6.	STOCK BASED COMPENSATION

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three and nine months ended September 30, 2015 and 2016 as shown in the following table (in $000s):

	Three Months Ended September 30,		Nine months Ended September 30,
	2015	2016	2015	2016
General and administrative	$97	$113	$312	$376
Research and development	44	79	152	238
Stock-based compensation costs before income taxes	$141	$192	$464	$614

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

There were 197,841 options granted during the nine months ended September 30, 2016. Of these options, 189,091 are performance based, which will vest upon the fulfilment of certain clinical conditions and will terminate if they have not vested by December 31, 2020. The Company determined that the satisfaction of the vesting criteria was not probable as of September 30, 2016 and, as a result, did not record any expense related to these awards for the nine months ended September 30, 2016.

2006 Plan

On March 16, 2006, Cyclacel adopted the 2006 Plan, under which Cyclacel may make equity incentive grants to its officers, employees, directors and consultants. The Company had reserved 119,047 shares of the Company’s common stock under the 2006 Plan. Stock option awards granted under the 2006 Plan have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

There were 27,221 options granted under the 2006 Plan during the nine months ended September 30, 2015.

There were no stock options exercised during each of the nine months ended September 30, 2015 and 2016, respectively.

Outstanding Options

A summary of the share option activity and related information is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Options outstanding at December 31, 2015	206,298	$72.60	8.09	$—
Granted	197,841	$4.68
Cancelled/forfeited	(10,416)	$335.19
Options outstanding at September 30, 2016	393,723	$31.52	6.02	$262
Unvested at September 30, 2016	(280,287)	$5.96	5.83	$262
Vested and exercisable at September 30, 2016	113,436	$94.67	6.51	$—

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

During the nine months ended September 30, 2015, 7,418 restricted stock units vested. The Company did not issue any restricted stock units during the nine months ended September 30, 2015 and 2016, respectively.

7.	Distribution, Licensing and Research Agreements

The Company has entered into licensing agreements with academic and research organizations. Under the terms of these agreements, the Company has received licenses to technology and patent applications. The Company is required to pay royalties on future sales of products employing the technology or falling under claims of patent applications.

Daiichi Sankyo license

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

Preferred Stock

As of September 30, 2016, there were 335,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s shares of common stock at a conversion rate of approximately 0.00507 shares of common stock for each share of Preferred Stock based on a price of $1,974.00 per share. The Company has reserved 1,698 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding on September, 2016. The shares of previously-converted Preferred Stock have been retired, cancelled and restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors as shares of Preferred Stock of one or more series.

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

On September 6, 2016, the Board of the Company declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s Preferred Stock. The cash dividend was be paid on November 1, 2016 to the holders of record of the Preferred Stock as of the close of business on October 17, 2016.

Common Stock

June 2016 At Market Issuance

On June 23, 2016, the Company entered into the FBR Sales Agreement, under which the Company may issue and sell shares of its common stock, from time to time through FBR, acting as its sales agent, under the Company’s effective “shelf” registration statement on Form S-3 which became effective on June 8, 2016. Under the FBR Sales Agreement, FBR may sell the shares of common stock by any method that is deemed to be an “at the market offering”. The Company will pay FBR a commission of 3.0% of the gross sales price per share sold. The Company is not obligated to make any sales of common stock under the FBR Sales Agreement. As of September 30, 2016, pursuant to a prospectus supplement dated June 23, 2016, the Company has sold 766,149 shares of common stock under the sales agreement for net proceeds of approximately $3.9 million, and pursuant to a prospectus supplement dated August 30, 2016, the Company has sold 477,876 shares of common stock under the sales agreement for net proceeds of approximately $2.8 million. There are a further approximately $1.2 million of our shares of common stock that may be sold pursuant to the prospectus supplement dated as of August 30, 2016.

July 2015 Controlled Equity Offering SM

On July 10, 2015, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co., (“Cantor”), under which the Company was able, from time to time, to sell shares of its common stock having an aggregate offering price of up to $8.35 million through Cantor. Effective as of June 17, 2016, and prior to entering into the FBR Sales Agreement, the Company and Cantor agreed to terminate the Cantor Sales Agreement. The Company had issued an aggregate of 114,078 shares pursuant to the Cantor Sales Agreement of which 40,779 were issued in the nine months ended September 30, 2016 for net proceeds of approximately $0.2 million.

March 2015 Public Offering

On March 9, 2015, the Company completed a public offering of 833,333 shares of its common stock at a price to the public of $12.00 per share for proceeds, net of certain fees and expenses, of approximately $9.2 million.

November 2013 Stock Purchase Agreement

On November 14, 2013, the Company entered into a common stock Purchase Agreement with Aspire (the “Purchase Agreement”). Upon execution of the Purchase Agreement, Aspire purchased 42,626 shares of common stock for an aggregate purchase price of $2.0 million. Under the terms of the Purchase Agreement, Aspire committed to purchase up to an additional 253,503 shares from time to time as directed by the Company or, in certain instances, as agreed to by both parties, over the next two years at prices derived from the market prices on or near the date of each sale. However, such commitment was limited to an additional $18.0 million of share purchases. In consideration for entering into the Purchase Agreement, concurrent with the execution of the Purchase Agreement, the Company issued 13,842 shares of the Company’s common stock to Aspire in lieu of a commitment fee. The fair value of these shares has been recorded as a component of other assets and remeasured each reporting period, until the agreement expired on July 8, 2015, with gains or losses reported in the consolidated statements of operations. On July 8, 2015, all of the available shares under the Aspire Agreement were sold and the Aspire Agreement has automatically terminated by its terms.

Common Stock Warrants

There are no outstanding warrants at September 30, 2016. The 45,343 warrants outstanding at June 30, 2016 related to the July 2011 stock issuance and these warrants lapsed in July 2016. There were no exercises of warrants during the nine months ended September 30, 2015 and 2016.

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

Overview

Through the third quarter of 2016, our focus has been on our lead program sapacitabine in the SEAMLESS Phase 3 study, which has been in the follow-up phase after completing enrollment in December 2014. The study has reached the prespecified number of events.

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

In accordance with the DSMB’s recommendations, we continued to follow-up patients as per the study protocol until the required 424 events were observed. The prespecified events have now been reached and data cleaning and validation is in progress prior to locking the study database. Once the database is locked the data will be provided to an independent biostatistical vendor for programming and analysis. Following availability of final data and depending on the results, we will determine submissibility to regulatory authorities in Europe and the United States. In this event, the Company will seek to discuss in advance proposed registration submissions for sapacitabine for the AML indication with such regulatory authorities. The procedures to be followed prior to the availability of top-line data to be reported may take several months.

In parallel to the follow-up of enrolled patients we have submitted, and received validation of, a Pediatric Investigation Plan, or PIP, to the EMA. The EMA requires sponsors to agree to a PIP before a marketing authorization application, or MAA, can be accepted, and because the lead times can be long, we submitted the PIP ahead of any MAA submission. Depending on the final data, we may meet with regulatory authorities in Europe and the United States to discuss registration submissions for sapacitabine for the AML indication.

Sapacitabine is also being evaluated in other indications, including in our DNA damage response program in combination with our CDK inhibitor seliciclib in solid tumors. Additionally, we are progressing clinical development of our second-generation CDK inhibitor CYC065 into a first-in human study in solid tumors and advanced our PLK inhibitor, CYC140, through IND-directed studies with the support of government funding.

Recent Events

Recent UK Referendum Vote in favor of Exiting from the European Union

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

Results of Operations

Three Months Ended September 30, 2015 and 2016

Results of Continuing Operations

Revenues

The following table summarizes the components of our revenues for the three months ended September 30, 2015 and 2016 (in $000s, except percentages):

	Three Months Ended September 30,		Difference
	2015	2016	$	%
Grant revenue	$462	$205	$(257)	(56)
Collaboration and research and development revenue	253	—	(253)	(100)
Total revenue	$715	$205	$(510)	(71)

We recognized $0.5 million and $0.2 million in grant revenue for the three months ended September 30, 2015 and 2016, from the Biomedical Catalyst of the United Kingdom government. We recognized $0.3 million in collaboration and research and development revenue for the three months ended September 30, 2015, from our collaboration, licensing and supply agreement with ManRos Therapeutics SA, or ManRos.

The future

We expect to recognize approximately $0.3 million in grant revenue over the period to November 2016, when the grant received in respect of CYC140 from the Biomedical Catalyst of the United Kingdom government comes to an end. We may receive milestone payments from ManRos if the development of seliciclib progresses for the treatment of cystic fibrosis.

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

The following table provides information with respect to our research and development expenditures for the three months ended September 30, 2015 and 2016 (in $000s except percentages):

	Three Months Ended September 30,		Difference
	2015	2016	$	%
Sapacitabine	$1,586	$1,510	$(76)	(5)
Other costs related to research and development programs, management and exploratory research	1,318	899	(419)	(32)
Total research and development expenses	$2,904	$2,409	$(495)	(17)

Total research and development expenses represented 71% and 65% of our operating expenses for the three months ended September 30, 2015 and 2016, respectively.

Research and development expenditures decreased $0.5 million to $2.4 million for the three months ended September 30, 2016 from $2.9 million for the three months ended September 30, 2015. Research and development expenses relating to sapacitabine decreased by $0.1 million to $1.5 million for the three months ended September 30, 2016 from $1.6 million for the three months ended September 30, 2015. With the completion of enrolment of the study in December 2014, the number of patients on the study has reduced in 2016 compared to 2015 and more trial sites have closed resulting in decreased expenditures. Other costs related to research and development programs, management and exploratory research decreased by $0.4 million to $0.9 million for the three months ended September 30, 2016 from $1.3 million for the three months ended September 30, 2015, primarily as a result of decreased expenditures on the Biomedical Catalyst grant-funded CYC065 program as the grant ended in 2015.

The future

We anticipate that overall research and development expenditures for the year ended December 31, 2016 will decrease compared to the year ended December 31, 2015, as we are in the patient follow-up phase of SEAMLESS and clinical study sites are being closed. The timing and extent of SEAMLESS expenditures, including the possibility of registration submissions to regulatory authorities in Europe and the U.S., are dependent upon final data. Additionally, expenditure on grant-funded programs will decrease as the CYC140 grant ends in November 2016 and we have currently no new grant-funded programs.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three months ended September 30, 2015 and 2016 (in $000s except percentages):

	Three Months Ended September 30,		Difference
	2015	2016	$	%
Total general and administrative expenses	$1,205	$1,273	$68	6

Total general and administration expenses represented 29% and 35% of our operating expenses for the three months ended September 30, 2015 and 2016, respectively. General and administrative expenses increased $0.1 million from $1.2 million for the three months ended September 30, 2015 to $1.3 million for the three months ended September 30, 2016, primarily because of higher stock-based compensation costs.

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

Other income (expense)

The following table summarizes other income (expense) for the three months ended September 30, 2015 and 2016 (in $000 except percentages):

	Three Months Ended September 30,		Difference
	2015	2016	$	%
Change in valuation of financial instruments associated with stock purchase agreement	$(27)	$—	$27	(100)
Foreign exchange gains	219	51	(168)	(77)
Interest income	2	8	6	300
Other income, net	13	18	5	38
Total other income (expense)	$207	$77	$(130)	(63)

Total other income (expense) decreased by approximately $0.1 million, from a gain of $0.2 million for the three months ended September 30, 2015, to a gain of $0.1 million for the three months ended September 30, 2016.

Change in valuation of financial instruments associated with stock purchase agreement

The fair value of the right to sell additional shares under the November 2013 Purchase Agreement with Aspire was remeasured each reporting period with gains or losses reported within other income until the agreement expired in July 2015 and automatically terminated. The Company recognized an expense of approximately $27,000 for the three months ended September 30, 2015.

Foreign exchange gains

Foreign exchange gains decreased by approximately $0.2 million, from a gain of approximately $0.2 million for the three months ended September 30, 2015, to a gain of approximately $51,000 for the three months ended September 30, 2016. Foreign exchange gains are reported in the consolidated statement of operations as a separate line item within other income (expense). The announcement in June 2016 of the referendum of the United Kingdom’s Membership of the European Union, or Brexit, advising for the exit of the United Kingdom from the European Union caused significant volatility in currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business, primarily the Euro and British Pound. The significant currency exchange rate fluctuations of the U.S. dollar relative to other currencies may adversely affect our results of operations.

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

The following table summarizes total income tax benefit for the three months ended September 30, 2015 and 2016 (in $000s except percentages):

	Three Months Ended September 30,		Difference
	2015	2016	$	%
Total income tax benefit	$478	$454	$(24)	(5)

The total income tax benefit, primarily composed of research and development tax credits recoverable, remain consistent at $0.5 million for the three months ended September 30, 2016 and 2015. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will continue to elect to receive payment of the tax credit. The amount of tax credits we will receive is entirely dependent on the amount of eligible expenses we incur. We expect our qualifying research and development expenditure to decrease for the year ended December 31, 2016 in comparison to the year ended December 31, 2015.

Nine months Ended September 30, 2015 and 2016

Results of Continuing Operations

Revenues

The following table summarizes the components of our revenues for the nine months ended September 30, 2015 and 2016 (in $000s except percentages):

	Nine months Ended September 30,		Difference
	2015	2016	$	%
Grant revenue	$1,270	$566	$(704)	(55)
Collaboration and research and development revenue	253	—	(253)	(100)
Total revenue	$1,523	$566	$(957)	(63)

We recognized approximately $1.5 million and $0.6 million in grant revenue for the nine months ended September 30, 2015 and 2016, respectively, from the European Union and the Biomedical Catalyst of the United Kingdom government. We recognized $0.3 million in collaboration and research and development revenue for the nine months ended September 30, 2015, from our collaboration, licensing and supply agreement with ManRos.

The future

We expect to recognize approximately $0.3 million in grant revenue over the period to November 2016, when the grant received in respect of CYC140 from the Biomedical Catalyst of the United Kingdom government comes to an end. We may receive milestone payments from our collaboration, licensing and supply agreement with ManRos if certain development milestones are achieved.

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

The following table provides information with respect to our research and development expenditures for the nine months ended September 30, 2015 and 2016 (in $000s except percentages):

	Nine months Ended September 30,		Difference
	2015	2016	$	%
Sapacitabine	$6,547	$5,206	$(1,341)	(20)
Other costs related to research and development programs, management and exploratory research	3,279	2,339	(940)	(29)
Total research and development expenses	$9,826	$7,545	$(2,281)	(23)

Total research and development expenses represented 71% and 65% of our operating expenses for the nine months ended September 30, 2015 and 2016, respectively.

Research and development expenditures decreased by $2.3 million to $7.5 million for the nine months ended September 30, 2016 from $9.8 million for the nine months ended September 30, 2015. Research and development expenses relating to sapacitabine decreased by $1.3 million from $6.5 million for the nine months ended September 30, 2015 to $5.2 million for the nine months ended September 30, 2016, primarily as a result of a reduction in expenditures associated with the SEAMLESS Phase 3 trial which is in the follow-up phase following completion of enrolment of the study in December 2014. Other costs related to research and development programs, management, and exploratory research decreased by $0.9 million to $2.3 million for the nine months ended September 30, 2016 from $3.3 million for the nine months ended September 30, 2015 as a result of decreased expenditures related to grant funded research.

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

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the nine months ended September 30, 2015 and 2016 (in $000s except percentages):

	Nine months Ended September 30,		Difference
	2015	2016	$	%
Total general and administrative expenses	$4,006	$4,002	(4)	-

Total general and administration expenses represented 29% and 35% of our operating expenses for the nine months ended September 30, 2015 and 2016, respectively.

General and administrative expenses stayed consistent at $4.0 million for the nine months ended September 30, 2015 and 2016.

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

Other income (expense)

The following table summarizes other income (expense) for the nine months ended September 30, 2015 and 2016 (in $000 except percentages):

	Nine months Ended September 30,		Difference
	2015	2016	$	%
Change in valuation of financial instruments associated with stock purchase agreement	$(51)	$—	$51	(100)
Foreign exchange losses	(354)	369	723	(204)
Interest income	5	31	26	520
Other income, net	95	56	(39)	(41)
Total other income (expense)	$(305)	$456	$761	(250)

Total other income (expense) increased by approximately $0.8 million, from a loss of approximately $0.3 million for the nine months ended September 30, 2015, to a gain of $0.5 million for the nine months ended September 30, 2016.

Change in valuation of financial instruments associated with stock purchase agreement

The fair value of the right to sell additional shares under the November 2013 Purchase Agreement with Aspire was remeasured each reporting period with gains or losses were reported within other income until the agreement expired in July 2015 and automatically terminated under its terms. The Company recognized an expense of approximately $51,000 for the nine months ended September 30, 2015.

Foreign exchange gains

Foreign exchange gains increased by approximately $0.7 million, from a loss of $0.4 million for the nine months ended September 30, 2015, to a gain of $0.4 million for the nine months ended September 30, 2016. Foreign exchange gains and losses are reported in the consolidated statement of operations as a separate line item within other income (expense). The announcement in June 2016 of the referendum of the United Kingdom’s Membership of the European Union, or Brexit, advising for the exit of the United Kingdom from the European Union caused significant volatility in currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business, primarily the Euro and British Pound. The significant currency exchange rate fluctuations of the U.S. dollar relative to other currencies may adversely affect our results of operations.

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

The following table summarizes the income tax benefit for the nine months ended September 30, 2015 and 2016 (in $000s except percentages):

	Nine months Ended September 30,		Difference
	2015	2016	$	%
Total income tax benefit	$1,646	$1,573	$(73)	(4)

The total income tax benefit, primarily composed of research and development tax credits recoverable, decreased by approximately $0.1 million for the nine months ended September 30, 2016 from $1.6 million for the nine months ended September 30, 2015. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will continue to elect to receive payment of the tax credit. The amount of tax credits we will receive is entirely dependent on the amount of eligible expenses we incur. We expect our qualifying research and development expenditure to decrease for the year ended December 31, 2016 in comparison to the year ended December 31, 2015.

Operating Capital Requirements

We expect to continue to incur substantial operating losses in the future. We will not receive any product revenue until a product candidate has been approved by the EMA, FDA, or similar regulatory agencies in other countries, and has been successfully commercialized, if at all. We will need to raise substantial additional funding to complete the development and potential commercialization of sapacitabine. Additionally, we may evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future

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

We believe that we currently have the resources to fund our operations into the second half of 2018. We will need to raise substantial additional capital to complete the development and potential commercialization of sapacitabine and our CDK inhibitor program. Until we can generate a sufficient amount of licensing or collaboration or product revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs primarily through equity issuances, the Research & Development tax credit, grants, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights to sapacitabine or our CDK inhibitor program, if available, or a combination of the above.

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

Contractual Obligations

The following table summarizes our long-term contractual obligations as of September 30, 2016 (in thousands):

	Payments Due by Period

	Total	< 1 Year	2-5 Years	>5 Years

Operating lease obligations (1)	$3,045	$400	$1,318	$1,327

(1)	Operating lease obligations relate to:

(1)	the leasing of office space in a building at 200 Connell Drive, suite 1500, Berkeley Heights, New Jersey, USA, which is currently our corporate headquarters. The lease was entered into in December 2006 for a period up to November 2011, and in May 2011, extended to February 2017.

(2)	the leasing of office and laboratory space at 1 James Lindsay Place, Dundee, UK. The lease, entered into in October 2000, expires October 2025.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of September 30, 2016, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are making some use of biomarkers in an effort to facilitate our drug development and to optimize our clinical trials. Biomarkers are proteins or other substances whose presence in the blood can serve as an indicator of specific cell processes. We believe that these biological markers serve a useful purpose in helping us to evaluate whether our drug candidates are having their intended effects through their assumed mechanisms, and that they may thus enable us to identify more promising drug candidates at an early stage and to direct our resources efficiently. We also believe that biomarkers may eventually allow us to improve patient selection in connection with clinical trials and monitor patient compliance with trial protocols.

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

Dependence on collaborative arrangements or strategic alliances will subject us to a number of risks, including the risk that:

•	we may not be able to control the amount and timing of resources that our collaborators may devote to the drug candidates;

•	our collaborators may experience financial difficulties;

•	we may be required to relinquish important rights such as marketing and distribution rights;

•	business combinations or significant changes in a collaborator’s business strategy may also adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement;

•	a collaborator could independently move forward with a competing drug candidate developed either independently or in collaboration with others, including our competitors; and

•	collaborative arrangements are often terminated or allowed to expire, which would delay development and may increase the cost of developing our drug candidates.

We have no manufacturing capacity and will rely on third party manufacturers for the late stage development and commercialization of any drugs or devices we may develop or sell.

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates under development. We currently lack the resources or the capacity to manufacture any of our products on a clinical or commercial scale. We anticipate future reliance on a limited number of third party manufacturers until we are able, or decide to, expand our operations to include manufacturing capacities. If the FDA or EMA approve any of our drug candidates for commercial sale, or if we significantly expand our clinical trials, we will need to manufacture them in larger quantities and will be required to secure additional or alternative third-party suppliers to our current suppliers. To date, our drug candidates have been manufactured in small quantities for preclinical testing and clinical trials and we may not be able to successfully increase the manufacturing capacity, whether in collaboration with our current or future third-party manufacturers or on our own, for any of our drug candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA and EMA must review and approve. If we are unable to successfully increase the manufacturing capacity for a drug candidate, whether for late stage clinical trials or for commercial sale, or are unable to secure alternative third-party suppliers to our current suppliers, the drug development, regulatory approval or commercial launch of any related drugs may be delayed or blocked or there may be a shortage in supply. Even if any third party manufacturer makes improvements in the manufacturing process for our drug candidates, we may not own, or may have to share, the intellectual property rights to such innovations. Any performance failure on the part of manufacturers could delay late stage clinical development or regulatory approval of our drugs, the commercialization of our drugs or our ability to sell our commercial products, producing additional losses and depriving us of potential product revenues.

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

Obtaining an NDA or MAA approval is expensive and is a complex, lengthy and uncertain process. For example, the FDA approval process for a new drug involves submission of an IND, which must include information about preclinical studies, proposed clinical protocols and manufacturing information. Clinical development under an IND typically involves three phases of study: Phase 1, 2 and 3. The most significant costs associated with clinical development are typically the pivotal late Phase 2 or Phase 3 clinical trials, as they tend to be the longest and largest studies conducted during the drug development process. After completion of clinical trials, an NDA may be submitted to the FDA. In responding to an NDA, the FDA may refuse to file the application, or if accepted for filing, the FDA may request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. If the NDA supports the safety and efficacy of the drug candidate and satisfies other requirements, the FDA may grant marketing approval. Failure to comply with the FDA and other applicable foreign and U.S. regulatory requirements may subject us to administrative or judicially imposed sanctions. These include warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production and refusal to approve either pending NDAs, or supplements to approved NDAs.

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

The FDA and other regulatory authorities in the United States, the EMA for the European Union and elsewhere exercise substantial discretion in the drug approval process. The number, size and design of preclinical studies and clinical trials that will be required for FDA or EMA approval will vary depending on the drug candidate, the disease or condition for which the drug candidate is intended to be used and the regulations and guidance documents applicable to any particular drug candidate. The FDA or EMA can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to:

•	those discussed in the risk factor which immediately follows;

•	the fact that FDA or EMA officials may find that our or our third party manufacturer’s processes or facilities are not in compliance with cGMPs; or

•	the fact that new regulations may be enacted by the FDA or EMA pursuant to which they may change their approval policies or adopt new regulations requiring new or different evidence of safety and efficacy for the intended use of a drug candidate.

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

If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or if a regulatory agency disagrees with the promotion, marketing or labeling of a product, it may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, the FDA and EMA may:

•	issue warning letters;

•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

•	require us or our collaborators to enter into a consent decree or permanent injunction, which can include the imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•	impose other administrative or judicial civil or criminal penalties;

•	withdraw regulatory approval;

•	refuse to approve pending applications or supplements to approved applications filed by us or our potential future collaborators;

•	impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products.

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

If our drug candidates are approved, or are approved by the FDA or EMA, together with another agent such as decitabine, the resulting drugs, if any, must still gain market acceptance among physicians, healthcare providers and payors, patients and the medical community. The degree of market acceptance of any of our approved drugs will depend on a variety of factors, including:

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

Although most of ACA has withstood court challenges, there are ongoing Congressional efforts and other political pressures to repeal ACA. This adds to the uncertainty of the legislative changes enacted as part of ACA, and we cannot predict the impact that ACA or any other legislative or regulatory proposals will have on our business. Regardless of whether or not ACA is overturned or repealed, we expect both government and private health plans to continue to require healthcare providers, including healthcare providers that may one day purchase our products, to contain costs and demonstrate the value of the therapies they provide.

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

If any third party manufacturer service providers do not meet our or our licensor’s requirements for quality, quantity or timeliness, or do not achieve and maintain compliance with all applicable regulations, demand for our products or our ability to continue supplying such products could substantially decline. As the third party manufacturers are the sole supplier of the products, any delays may impact our sales.

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

We are at an early stage of development as a company and have a limited operating history on which to evaluate our business and prospects. While we earned modest product revenues from the ALIGN business prior to terminating operations effective September 30, 2012, we have not generated any product revenues from our product candidates currently in development. We cannot guarantee that any of our product candidates currently in development will ever become marketable products.  We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy for their intended uses before the FDA, EMA and other regulatory authorities in the United States, the European Union and elsewhere. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or EMA for approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. Sapacitabine, our most advanced drug candidate for the treatment of cancer, is currently in Phase 3 for AML and Phase 2 for AML and MDS. A combination of sapacitabine and seliciclib is currently in a Phase 1/2 clinical trial and CYC065 is in a first-in-human Phase 1 study. We cannot be certain that the clinical development of these or any other drug candidates in preclinical testing or clinical development will be successful, that we will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Our commercial revenues from our product candidates currently in development, if any, will be derived from sales of drugs that will not become marketable for several years, if at all.

We have a history of operating losses and we may never become profitable. Our stock is a highly speculative investment.

We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of December 31, 2015 and September 30, 2016, our accumulated deficit was $323.2 million and $332.0 million, respectively. Our net loss was $11.1 million and $9.0 million for the nine months ended September 30, 2015 and 2016, respectively. In addition to the SEAMLESS study, our drug candidates are in the early- to mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years as we continue our research and development of our drug candidates, seek regulatory approvals and commercialize any approved drugs. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.

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

Sapacitabine is protected by granted, composition of matter patents claiming certain, stable crystalline forms of sapacitabine and their pharmaceutical compositions and therapeutic uses that expire in 2022 (and may be eligible for a Hatch-Waxman term restoration of up to five years, which could extend the expiration date to 2027); United States and European granted patents that expire in 2029, claiming the combination of sapacitabine with hypomethylating agents, including decitabine, which is being tested as the active arm in the SEAMLESS Phase 3 trial, and a United States granted patent claiming a specified method of administration of sapacitabine with patent exclusivity until July 2030. We have used a stable, crystalline form of sapacitabine in nearly all our Phase 1 and in all our Phase 2 and Phase 3 clinical studies. We have also chosen this crystalline form for commercialization. Additional patents and applications claim certain medical uses, combinations, formulations and dosing regimens of sapacitabine which have emerged in our clinical trials, as well as a process for the preparation of sapacitabine. Seliciclib is protected by granted, composition of matter patents that expire in 2016. Additional patents and applications claim certain medical uses of seliciclib, including combination use with sapacitabine, which have emerged in our preclinical research and clinical trials. The latest to expire of the granted patents expires in 2028. Failure to obtain, maintain or extend the patents could adversely affect our business. We will only be able to protect our drug candidates and our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

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

We have in-licensed certain patent rights in connection with the development program of our drug candidate seliciclib. Pursuant to the CNRS and Institut Curie license under which we license seliciclib, we are obligated to pay license fees, milestone payments and royalties and to provide regular progress reports. We are also obligated to use reasonable efforts to develop and commercialize products based on the licensed patents. If we fail to satisfy any of our obligations under these licenses, they would be terminated, which could harm our business.

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

In addition, in the event a third party seeks to acquire our company or acquire control of our company by way of a merger, but the terms of such offer do not provide for our preferred stock to remain outstanding or be converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to our preferred stock, the terms of the Certificate of Designations of our preferred stock provide for an adjustment to the conversion ratio of our preferred stock such that, depending on the terms of any such transaction, preferred stockholders may be entitled, by their terms, to receive up to $10.00 per share in common stock, causing our common stockholders not to receive as favorable a price as the price at which such shares may be trading at the time of any such transaction. As of September 30, 2016, there were 335,273 shares of our preferred stock issued and outstanding. If the transaction were one in which proceeds were received by the Company for distribution to stockholders, and the terms of the Certificate of Designations governing the preferred stock were strictly complied with, approximately $4.0 million would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time. Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.

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

On June 23, 2016 we entered into an At Market Issuance Sales Agreement with FBR, as sales agent, pursuant to which we may sell, from time to time, shares of our common stock through FBR. As of September 30, 2016 we have sold 766,149 shares of common stock under the sales agreement for net proceeds of approximately $3.9 million pursuant to a prospectus supplement dated as of June 23, 2016 and we have sold 477,876 shares of common stock under the sales agreement for net proceeds of approximately $2.8 million pursuant to a prospectus supplement dated as of August 30, 2016. As of September 30, 2016, there are an additional $1.2 million of our shares of common stock which may be sold by FBR. Our management will use its discretion to direct the net proceeds from the sale of those shares. We intend to use all of the net proceeds, together with cash on hand, for general corporate purposes. General corporate purposes may include working capital, capital expenditures, development costs, strategic investments or possible acquisitions. Our management’s judgments may not result in positive returns on your investment and you will not have an opportunity to evaluate the economic, financial or other information upon which our management bases its decisions.

The sale of our common stock through FBR may cause substantial dilution to our existing stockholders and the sale, actual or anticipated, of the shares of common stock to be sold through FBR could cause the price of our common stock to decline.

Pursuant to a prospectus supplement dated August 30, 2016 we have the right to sell a further approximately $1.2 million of our shares of common stock under the prospectus supplement through FBR, as sales agent. Any actual or anticipated sales of shares through FBR may cause the trading price of our common stock to decline. Additional issuances of shares through FBR may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock through FBR, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of sales of our shares through FBR, and the Agreement may be terminated by us at any time at our discretion upon five (5) days’ notice without any penalty or cost to us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: November 14, 2016	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and
Executive Vice President, Finance

