Form 10-K
period 2016-12-31
Cyclacel Pharmaceuticals, Inc.
filed 2017-03-31
CIK 1130166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
[Do not check if a smaller reporting company]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), as of June 30, 2016 (based upon the closing sale price of  $5.02 of such shares on The NASDAQ Capital Market on June 30, 2016) was $12,750,509.
As of March 24, 2017, there were 4,272,021 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents (or parts thereof) are incorporated by reference into the following parts of the Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 30, 2017.

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
General
Cyclacel is a clinical-stage biopharmaceutical company using cell cycle control, transcriptional regulation and DNA damage response biology to develop innovative, targeted medicines for cancer and other proliferative diseases. Cyclacel is a pioneer company in the field of cell cycle biology with a vision to improve patient healthcare by translating cancer biology into medicines.
Our strategy is to build a diversified biopharmaceutical business focused in hematology and oncology based on a development pipeline of novel drug candidates. We have retained rights to commercialize our clinical development candidates and our business objective is to enter into selective partnership arrangements with these programs. Substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.
Cell Cycle Control Biology
Loss of control of the cell cycle, the process by which cells grow and divide, lies at the heart of cancer. In normal cells, a complex set of interacting proteins tightly regulates progression through the phases of the cell cycle by which a cell grows, replicates its DNA and divides. This process also includes mechanisms known as cell cycle checkpoints, to ensure all necessary events of each cell cycle phase are completed before beginning the next phase. If the events are not completed correctly, the cells may commit suicide by a process of organized and controlled cell death called apoptosis. Cyclin dependent kinases, or CDKs, are key regulators among the numerous proteins involved in cell cycle control processes. CDKs connect with proteins called cyclins to regulate cell cycle checkpoints and control transcription, DNA repair and metastatic spread. The discovery of CDKs and cyclins and their regulation of cell cycle checkpoint control were cited in the 2001 Nobel Prize in Physiology or Medicine.
We have evaluated several families of anticancer drugs that impact the cell cycle, including sapacitabine, seliciclib and CYC065. We believe that these drug candidates are differentiated from others in that they are orally-available and interact with unique target profiles and mechanisms and have the potential to treat multiple cancer indications.
Our development efforts focus on the following areas:
Transcriptional Regulation:
Cyclin Dependent Kinase (CDK) Inhibitors
CDKs are a family of enzymes first discovered as regulators of the cell cycle, but now understood to also provide pivotal functions in the regulation of transcription, DNA repair and metastatic spread. The precise selectivity of an individual CDK inhibitor molecule for certain specific CDKs is key to targeting particular tumor types and minimizing undesirable side effects through non-specific antiproliferative activity.
In general, cell cycle regulation is less well controlled in cancer cells than in normal cells, which explains in part why cancer cells divide uncontrollably. Different CDKs are responsible for control of different aspects of proliferation, and when dysregulated, can be drivers of particular cancer sub-sets. Modulating CDK activity with targeted therapies is an attractive strategy to reinforce cell cycle control and decrease the rate of abnormal proliferation of cancer cells. The first FDA approval in March 2015 of a CDK inhibitor for palbociclib, and more recently in 2017, ribociclib, for a type of breast cancer, has led to great interest in the development of this class of drugs as oncology therapeutics.
Cyclacel’s founding scientist, Professor Sir David Lane, is a globally recognized authority in cell cycle biology, who discovered p53, a key tumor suppressor gene that malfunctions in about two-thirds of human cancers. Under his guidance, Cyclacel’s drug discovery and development programs concentrated on the CDK2/9 isoforms, which operate as key components of the p53 pathway. These efforts resulted in bringing two molecules into clinical trials: seliciclib, a first-generation CDK inhibitor, and CYC065, a second-generation CDK inhibitor, which has benefited from the Company’s clinical experience with seliciclib.
Seliciclib, our first-generation CDK inhibitor, is being evaluated in an all-oral Phase 1/2 combination study with our sapacitabine in patients with BRCA mutations, and has been evaluated to date in approximately 450 patients.
CYC065 is being evaluated in an ongoing, first-in-human, Phase 1 trial in patients with advanced solid tumors. Similar to palbociclib and ribociclib, CYC065 may be most useful as a therapy for patients with both liquid and solid tumors in combination with other anticancer agents, including Bcl-2 antagonists, such as venetoclax, or HER2 inhibitors, such as trastuzumab.
DNA Damage Response, or DDR
Many cancers have defects in the way in which cells monitor and repair damaged DNA, collectively termed DNA damage response, or DDR. These deficiencies in DDR pathways render cells more susceptible to DNA damage. Many traditional cancer treatments, such as DNA-damaging chemotherapy and radiotherapy, are based on this finding. However, such treatments are often accompanied by significant and unwanted side effects. Developing treatments which target specific DDR deficiencies to preferentially kill cancer cells, while minimizing the impact on normal cells, has potential for more selective, better tolerated therapies to improve survival in multiple cancers.
We have focused on developing treatments targeting DNA damage pathways for several years. For example, drug candidate sapacitabine is an oral nucleoside analogue prodrug whose metabolite, CNDAC, generates single-strand DNA breaks, or SSB, either leading to arrest of the cell cycle at G2 phase or development of double-strand DNA breaks, or DSB. CNDAC-induced DSB repair is dependent on a type of genetic recombination in which nucleotide sequences are exchanged between similar or identical molecules of DNA called homologous recombination, or HR. BRCA mutations in cancer cells are a cause of HR deficiency, making such cancer cells susceptible to cell death induced by sapacitabine.
We are evaluating sapacitabine in a Phase 1/2 combination study with seliciclib in patients with BRCA mutations.
Sapacitabine in AML
We are also evaluating sapacitabine in SEAMLESS, a Phase 3 study in acute myeloid leukemia, or AML, in the elderly, in an alternating schedule with decitabine. On February 23, 2017 we announced that the trial did not meet its primary endpoint of demonstrating statistically significant improvement in overall survival for the experimental arm versus an active control arm of decitabine alone. However an improvement in complete remission rate was observed. In the stratified subgroup of patients with low baseline peripheral white blood cell count, comprising approximately two-thirds of the study’s population, an improvement in overall survival was observed for the experimental arm.
We currently retain virtually all marketing rights worldwide to the compounds associated with our drug programs. To optimize our commercial return, we intend to enter into selected partnering arrangements.
Oncology Development Programs
We have generated several families of anticancer drugs that act on the cell cycle, including nucleoside analogs, CDK inhibitors and PLK inhibitors. In our development programs, we have been an early adopter of biomarker analysis to help evaluate whether our drug candidates are having their intended effect through their assumed mechanisms at different doses and schedules. Biomarkers are proteins or other biological substances whose presence in patient samples can serve as an indicator or marker of diseases, or may highlight patients more likely to respond to a particular treatment. Biomarker data from early clinical trials may also enable us to design subsequent trials more efficiently and to monitor patient compliance with trial protocols. For example, we reported that sapacitabine efficacy is enhanced in tumor cells that are defective in homologous recombination DNA repair and that sapacitabine treatment increased a DNA damage marker in patient samples, and we have observed evidence of target engagement by CYC065 with prolonged suppression of an anti-apoptotic protein called MCL-1 in peripheral blood cells in patient samples. We believe that, in the longer term, biomarkers may allow us to select patients who are more likely to respond to our drugs in clinical trials and to increase the benefit to such patients.
Although a number of pharmaceutical and biotechnology companies are currently attempting to develop nucleoside analogs, CDK inhibitors and PLK inhibitors, we believe that our drug candidates are differentiated in that they are orally-available and demonstrate unique target profiles and mechanisms.
Research and Development Pipeline
The following table summarizes our currently active clinical and preclinical programs.
Program	Indication	Development Status	Target	Cell Cycle Mechanism
Transcriptional Regulation
CYC065 CDK inhibitor	Solid Tumor	Phase 1 first-in-human solid tumors; ongoing	CDK2/9	G1/S checkpoint and others
	Blood Cancers	Preclinical
DNA Damage Response
Sapacitabine and seliciclib	Solid Tumors BRCA mutation	Phase 1 trial solid tumors; ongoing
Regimen in Hematology
Sapacitabine, CYC682	Elderly AML	Phase 3 registration study complete. Did not meet primary end-point. Subgroup analysis ongoing	DNA polymerase	G2 and S phase
Sapacitabine, CYC682	MDS	Phase 2 randomized trial Enrollment completed	DNA polymerase	G2 and S phase
Other
CYC140 PLK inhibitor	Cancer Esophageal, AML	IND-ready	PLK1	G2/M checkpoint
Investigator Sponsored Trials
Seliciclib, CYC202	Cushing’s disease and rheumatoid arthritis	Phase 2 trial	CDK2/9	G1/S checkpoint and others
Licensing & Collaboration
Seliciclib, CYC202	Cystic fibrosis	Phase 2 trial
Transcriptional Regulation Program
Cyclin Dependent Kinase Inhibitors
Cyclin Dependent Kinase Inhibitors, or CDKs, are enzymes that are central to the process of cell division and cell cycle control and play pivotal roles in cancer cell growth, survival and DNA damage repair. The best characterized CDK enzymes include CDK2, -4, -6 and -9. Different CDK inhibitor drugs selectively target different sets of CDKs. This CDK inhibitory profile is key for treating particular tumor types and avoiding undesirable side effects through nonspecific or off-target activity. Cyclacel’s CDK inhibitors, CYC065 and seliciclib, target CDKs 2 and 9. CDK2/9 inhibition may also overcome aberrant cell cycle control in certain non-malignant diseases of proliferation.

Approved and clinical stage CDK4/6 inhibitors represent an important therapeutic advance and are associated with very promising progression-free survival advantages with good tolerability when combined with standard of care versus standard of care alone in patients with certain gynecological tumors, including forms of breast cancer. CDK4/6 inhibitors, such as palbociclib, induce senescence (loss of a cell’s power of division or growth) or dormancy of cancer cells, which may be associated with the emergence of acquired resistance. If clinical manifestation of resistance becomes common, the therapeutic utility of CDK4/6 inhibitors could be hampered.
Pharmacological inhibition of the CDK2/9 isoforms has been shown to have potent anticancer effects in certain cancer types, including some that are resistant to approved treatments. CDK2/9 inhibitors have been shown to induce apoptosis of cancer cells. It is hoped that treatment with CDK2/9 inhibitors will result in clinically relevant, tumor cell death in patients with selected types of cancer. Similar to palbociclib and ribociclib, which are CDK inhibitors that have been approved by FDA, CDK2/9 inhibitors will likely be given in combination with other available anticancer agents. For example, a potential use of CDK2/9 inhibitors may be to overcome cyclin E dependent resistance to CDK4/6 inhibitors when given in combination with such CDK4/6 inhibitor.
Different CDKs are responsible for controling different aspects of proliferation which, when dysregulated, can be drivers of particular cancer sub-sets. Our CDK clinical candidates target:
•
CDK2, which drives cell cycle transition and activates major DNA double-strand break pathways;

•
CDK9, which regulates transcription of certain genes, including cyclins, MCL-1, MYC family and DNA double-strand break repair pathway components, through phosphorylation of RNA polymerase II.

CYC065
CYC065 is a selective, second-generation inhibitor of CDK2/9 that causes apoptotic death of cancer cells at sub-micromolar concentrations and is bioavailable via oral and intravenous routes. Antitumor efficacy has been achieved in vivo with once a day oral dosing at well tolerated doses. CYC065 is mechanistically similar but has much higher dose potency, in vitro and in vivo, improved metabolic stability and longer patent protection than seliciclib, Cyclacel’s first-generation CDK2/9 inhibitor. Translational biology data support development of CYC065 as a stratified medicine for solid and liquid tumors. CYC065 has been shown to inhibit CDK9-dependent oncogenic and leukemogenic pathways, including MYCN, a protein encoding gene, and mixed lineage leukemia rearrangements, or MLL-r. CYC065 and seliciclib both suppress the MCL-1-mediated survival pathway in cancer cells, leading to rapid induction of apoptosis in MCL-1 dependent cancer cells and reversal of drug resistance associated with the addiction of cancer cells to cyclin E, a partner protein of CDK2.
CYC065 is in an ongoing, first-in-human, Phase 1 trial to assess its safety, tolerability, pharmacokinetics and pharmacodynamics in patients with advanced solid tumors. In addition to determining safety and recommended dosing for Phase 2, the study aims to investigate CYC065’s effects on the MCL-1 biomarker, which is implicated in the evolution of resistance in cancer. Evidence of target engagement with prolonged MCL-1 suppression in peripheral blood cells was observed in patient samples from the study, as well as decreases in kinase substrate phosphorylation and increases in PARP cleavage, which were consistent with the Company’s preclinical data. The trial is being conducted at the Dana Farber Cancer Institute in Boston and the principal investigator is Geoffrey I. Shapiro, M.D.
The molecular rationale and therapeutic potential of CYC065 in both hematologic and solid tumors is supported by published preclinical data as follows:
•
Induces cancer cell death and can combine beneficially with other anti-cancer drugs

CYC065 targets key CDK9-dependent oncogenic and leukemogenic survival pathways. Data presented at the 2016 Annual Meeting of the American Association of Cancer Research demonstrated that CYC065 can induce cell death and combined beneficially with anti-cancer drugs from the Bcl-2 and BET (Bromodomain and Extra-Terminal) inhibitor classes, in in vitro models of B-cell lymphoma, including double-hit lymphomas. Combinations of CYC065 with the Bcl-2 inhibitor, venetoclax (ABT-199), or BET inhibitors were both synergistic. Short exposure to CYC065 was sufficient to downregulate MYC, an oncogene aberrantly expressed in many cancers, and MCL-1, an anti-apoptotic member of the Bcl-2 family, and to induce cell death. CYC065 treatment had no impact on Bcl-2 levels. MYC overexpression and CDK inhibition have shown synthetic lethality. These data suggest there may be a therapeutic rationale to combine CYC065 and venetoclax for the treatment of genetically complex cancers, such as double-hit lymphomas.
Potent anticancer activity of CYC065 has been demonstrated in vivo in AML xenograft models resulting in over 90% inhibition of tumor growth.
•
Prolonged survival and reduced tumor burden in MYCN-addicted neuroblastoma

The MYCN oncogene is over-expressed in a number of different types of cancer, most notably neuroblastoma, but also rhabdomyosarcoma, medulloblastoma, astrocytoma, Wilms’ tumor and small cell lung cancer. Amplification of the MYCN oncogene is the most common genomic alteration in aggressive neuroblastomas, and is associated with poor clinical outcome. Preclinical data presented at the 2016 Childhood Cancer Meeting demonstrated that CYC065 prolonged survival in MYCN-addicted neuroblastoma models and neuroblastoma cells with MYCN amplification and overexpression were found to be particularly sensitive. The mechanism of action of CYC065 and CCT68127 included inhibition of MYCN transcription, downregulation of N-MYC protein, blocking neuroblastoma cell proliferation and induction of apoptosis. There are no approved drugs that directly target MYCN, prompting the investigation of indirect approaches such as exploitation of a synthetic lethal relationship between MYCN amplification/overexpression and inhibition of CDK2.
•
May reverse drug resistance associated with addiction of cancer cells to cyclin E, the partner protein of CDK2

In 2011, independent investigators published preclinical evidence that CYC065 as a single-agent can induce tumor growth delay in HER2-positive breast cancer cells addicted to cyclin E and resistant to trastuzumab, while administration of CYC065 in combination with trastuzumab resulted in regression or sustained tumor growth inhibition.
•
May have activity in triple- negative breast cancer

Data presented at the 2015 San Antonio Breast Cancer Symposium demonstrated in particular the mechanistic rationale for clinical development of CYC065 in basal-like triple negative breast cancer, or TNBC, a cancer with poor prognosis frequently associated with BRCA mutations. Molecular characteristics of TNBC include amplification or overexpression of Cyclin E, the partner protein of CDK2, and MYC. CYC065 directs a pro-apoptotic mechanism in breast cancer cell lines, which includes transcriptional down regulation of key pro-survival and oncogenic regulators, including MCL-1 and MYC. CYC065’s potent anticancer activity has been confirmed in breast cancer xenograft animal models. Like seliciclib, CYC065 combined effectively with sapacitabine in breast cancer cell lines.
We anticipate that CYC065 will likely be best used in combination with available anti-cancer agents, similar to recently approved CDK4/6 inhibitors. Depending on the data from the ongoing Phase 1 study, we are also interested in evaluating CYC065 in patients with hematological malignancies in light of profound signals of activity observed in preclinical studies. We have retained worldwide rights to commercialize CYC065.
Seliciclib
Seliciclib, our first-generation CDK inhibitor, is a novel, orally-available, CDK2/9 inhibitor which has been evaluated in over 450 patients. As CYC065 has improved potency and pharmacological properties compared to seliciclib, we would expect to advance CYC065 ahead of seliciclib. However, as we have accrued significant clinical development experience with seliciclib, we are using it to evaluate CDK2/9 inhibitor activity in our DDR program. Once CYC065 has progressed sufficiently though clinical development, we would plan to substitute seliciclib with CYC065.
Seliciclib is also being evaluated in certain Investigator Sponsored Trials, or ISTs, to treat Cushing’s disease and rheumatoid arthritis, and in a license and supply agreement for the treatment of cystic fibrosis. As with all ISTs and licensing agreements, we do not control the timing or conduct of such studies and will report updates as the investigators and collaborators may notify us from time to time. We have retained worldwide rights to commercialize seliciclib, except as provided in the license agreement for cystic fibrosis.
DNA Damage Response program
Sapacitabine and CDK inhibitor
Both sapacitabine and CNDAC, its major metabolite, have demonstrated potent anti-tumor activity in preclinical studies. Sapacitabine is an orally-available prodrug of CNDAC, which is a novel nucleoside analog, or a compound with a structure similar to a nucleoside. A prodrug is a compound that has a therapeutic effect after it is metabolized within the body. CNDAC has a significantly longer residence time in the blood when it is produced in the body through metabolism of sapacitabine than when it is given directly. Sapacitabine acts through a novel mechanism whereby the compound interferes with DNA synthesis through the incorporation of CNDAC into DNA during replication or repair, triggering a beta-elimination reaction and leading to the formation of single-strand DNA breaks, or SSBs. During subsequent rounds of replication, SSBs are converted to double-strand breaks, or DSBs; these can be repaired by the homologous recombination repair, or HRR, pathway, or, if unrepaired, result in cell death. Both sapacitabine and its major metabolite, CNDAC, have demonstrated potent anti-tumor activity in preclinical studies.
Sapacitabine has been evaluated in both hematological cancers and solid tumors. Over 1,000 patients have received sapacitabine in Phase 1, 2 and 3 studies.
We hold the worldwide rights to commercialize sapacitabine, except for Japan, for which Daiichi Sankyo Co., Ltd., or Daiichi Sankyo, has a right of first negotiation.
Phase 1/2 clinical trial of sapacitabine and seliciclib in patients with advanced cancers
In an ongoing Phase 1, single-arm, dose escalation study, sapacitabine and seliciclib are orally-administered sequentially in patients with incurable advanced solid tumors unresponsive to conventional treatment or for which no effective therapy exists. In Part 1 of the study 38 patients were treated with sapacitabine administered twice daily for 7 days sequentially followed by seliciclib twice daily for 3 days over a 21 day cycle, and in Part 2, 29 patients were dosed with sapacitabine each morning followed by seliciclib each evening, each once daily for 5 days per week for 2 weeks of a 28 day cycle. The primary objective of the trial is to determine the maximum tolerated dose with a secondary objective of antitumor activity of the combination. Sixty-seven patients have been treated in Parts 1 and 2 of the study, of which 44 were found to carry germline BRCA mutations and one a sporadic BRCA mutation.
The BRCA1 and BRACA 2 gene mutations are the most common cause of homologous repair deficiency. In BRCA-mutated tumour cells, homologous recombination is defective and DNA double-strand break repair is forced to occur via error-prone pathways, which can lead to genomic instability and cell death. BRCA mutation has been linked to predisposition to breast, ovarian and pancreatic cancer.
Data from Part 1 and 2 of the study was presented at the 2016 American Society of Clinical Oncology Annual Meeting, which demonstrated antitumor activity in the subgroup of 45 patients with breast, ovarian and pancreatic cancers who tested positive for BRCA mutations (44 germline and 1 sporadic) with a 35.6% disease control rate.
Best Responses
	PART 1		PART 2
	BRCA carriers (n=16)	Others (n=22)	BRCA carriers (n=28)	Others (n=1)
CR	1	—	—	—
PR	3	—	2	—
SD	2	6	7	1*
ORR (CR/PR)	25%	0%	7%	0%
Disease Control (CR/PR/SD)	6 (37.5)%	6 (27.3)%	9 (32.1)%	1 (100.0)%

*
One patient had a sporadic BRCA mutation. CR=complete response, PR=partial response, SD=stable disease.

One CR and five PR were observed in BRCA mutation carriers with breast, ovarian and pancreatic cancers. No CR or PR was observed in BRCA negative patients. Treatment durations for the 3 breast/ovarian cancer responders in Part 1 are 54, 93 and over 240 weeks and the one breast cancer responder in Part 2 over 76 weeks respectively. Treatment durations for the two pancreatic cancer responders, one each in Parts 1 and 2, are 21 and 16 weeks, respectively. Responders included patients who underwent prior treatment with PARP inhibitors and PARP naïve patients. Stable disease was observed in 9 BRCA mutation carriers and 1 sporadic BRCA positive patient, with treatment durations ranging from 16 to 88 weeks. The overall response rate, or ORR, is 11% (Part 1 ORR 25% and Part 2 7%). The difference in Part 1 and Part 2 ORRs may suggest that the seliciclib dose in the Part 2 schedule may be too low for enhancing the activity of sapacitabine. Dose limiting toxicities were reversible elevations in transaminase and bilirubin, neutropenia or febrile neutropenia and pneumonia. Adverse events were mild to moderate in intensity.
Pharmacodynamic effects of the seliciclib and sapacitabine combination were observed in skin biopsies. Part 1 biopsies following treatment showed a 2.3-fold increase in DNA damage induced by sapacitabine, as measured by gamma-H2AX immunohistochemistry. Additional DNA damage occurred after treatment with seliciclib with a 0.58-fold further increase in gamma-H2AX staining.
There have been three recent approvals for the treatment of advanced ovarian cancer, including but not limited to BRCA-mutated (germline and/or somatic) associated advanced ovarian cancer, the poly ADP-ribose polymerase, or PARP, inhibitors, olaparib, niraparib and rucaparib. We believe that sapacitabine administered with a CDK inhibitor may offer an alternative or complementary approach to PARP inhibitors in this area of unmet medical need. Although we have not yet determined the optimum dosing regimen for sapacitabine and seliciclib, data from the ongoing extension study and Part 3, should enable us to design a clinical development study evaluating sapacitabine and a CDK inhibitor, being seliciclib in the first instance with the potential to substitute CDK065, with or without a PARP inhibitor in patients with BRCA mutations.
Based on the results from Parts 1 and 2 and investigator interest, the study, being conducted at Dana Farber Cancer Institute in Boston, has been expanded to evaluate an additional 20 breast cancer patients, all of whom are required to test positive for BRCA in baseline biopsies. Patients will also undergo whole exome sequencing with the objective of further characterizing the genetic profiles of their tumors. A further cohort is in preparation which will evaluate alternative dosing schedules and collect more data in BRCA positive patients with solid tumors other than breast cancer.
Sapacitabine in AML
SEAMLESS, randomized Phase 3, pivotal trial of sapacitabine in elderly patients with AML
On February 23, 2017, we announced that trial did not meet its primary endpoint of demonstrating statistically significant improvement in overall survival, or OS, for the experimental arm versus an active control arm. An improved rate of complete remission, or CR, a secondary endpoint, was observed in patients who had discontinued therapy at the time of analysis. Other endpoints and safety were similar between the arms. In the stratified subgroup of patients with low baseline peripheral white blood cell count, comprising approximately two-thirds of the study’s population, an improvement in OS was observed for the experimental arm. The opposite was true for patients with high white blood cell count. Full results from the SEAMLESS study will be submitted for presentation at an upcoming medical conference.
The study is chaired by Hagop M. Kantarjian, M.D., Chairman and Professor, Department of Leukemia, The University of Texas MD Anderson Cancer Center. SEAMLESS is a multicenter, randomized, Phase 3 study of sapacitabine as a front-line treatment in approximately 485 elderly patients aged 70 years or older with newly diagnosed AML who are not candidates for or have refused intensive induction chemotherapy. In SEAMLESS, an investigational arm of oral sapacitabine administered in alternating cycles with intravenous decitabine is compared with a control arm of intravenous decitabine administered alone. The primary efficacy endpoint is overall survival. Stratification factors at randomization were antecedent hematologic disorders, baseline peripheral white blood cells and baseline bone marrow blasts. SEAMLESS completed enrollment in December 2014 with approximately 110 centers participating in the United States and Europe.
In December 2014, the study’s independent Data Safety Monitoring Board, or DSMB, conducted a planned interim analysis for futility after 247 events, or patient deaths, and the final safety review of 470 randomized patients. The DSMB found no safety concerns. However, the planned futility boundary had been crossed and the DSMB determined that, based on available interim data, it would be unlikely for the study to reach statistically significant improvement in survival. The DSMB saw no reasons why patients should discontinue treatment on their assigned arm and recommended that recruited patients stay on treatment.
In accordance with the DSMB’s recommendations, we followed-up patients as per the study protocol until the prespecified 424 events had been observed.
Depending on the final data and once stratified and exploratory subgroup analyses are completed to identify patients who are most likely to benefit from treatment with the experimental arm, we plan to discuss the SEAMLESS data with European and US regulatory authorities. We previously submitted, and have received validation of, a Pediatric Investigation Plan, or PIP, to the EMA, or European Medicines Agency.
Randomized Phase 2 clinical trial in older patients with MDS as a second-line treatment
We have evaluated sapacitabine in an open-label, multi-center, randomized Phase 2 trial as a second-line treatment in patients aged 60 or older with intermediate-2 or high-risk myelodysplastic syndromes, or MDS, after treatment failure of front-line hypomethylating agents, such as azacitidine and/or decitabine. The study randomized 63 patients with MDS of intermediate-2 (n=52) or high-risk (n=11) classification by the International Prognostic Scoring System, or IPSS, at study entry to receive sapacitabine every 4 weeks in 3 dosing schedules.
At the 2013 ASH Meeting and Exposition, we announced one-year survival data, the study’s primary endpoint. The median overall survival for each arm was approximately 9.7 months for Arm G, 9.7 months for Arm H, and 7.6 months for Arm I. The median overall survival for all three arms was approximately 8.6 months. One-year survival was 38% for Arm G, 24% for Arm H, and 33% for Arm I. Nine patients had responded (2 CRs, 2 CRp, and 5 major HIs): 19% for Arm G, 10% for Arm H and 14% for Arm I and the time to response was one to four cycles. Median number of cycles was three with a range of one to over 23 and 30 patients received four or more cycles. Additionally, 23 patients achieved stable disease lasting longer than 16 weeks. The 30 day mortality from all causes was 5% in each of the three arms and ten patients, or approximately 16%, were still alive.
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
We will review all relevant clinical data with mature follow-up from our MDS studies together with the final data from the SEAMLESS trial before determining our new clinical trials for sapacitabine in patients with MDS.
Orphan Designation
In 2008, sapacitabine received orphan drug designation for the treatment of both AML and MDS from the EMA, which confers a range of benefits to sponsor companies, including market exclusivity for a period of 10 years following a product’s approval for either of these indications in Europe. In 2010, the FDA granted orphan drug designation to sapacitabine for the treatment of AML and MDS, which confers a range of benefits to sponsor companies, including market exclusivity for a period of seven years from the date of drug approval.

Other Programs
Polo-Like-Kinase inhibitor: CYC140
In our polo-like kinase, or PLK, inhibitor program, we have discovered potent and selective small molecule inhibitors of PLK1, a kinase active during cell division, which target the mitotic phase of the cell cycle. PLK was discovered by Professor David Glover, our Chief Scientist. We received a grant award of approximately $3.5 million from the Biomedical Catalyst of the United Kingdom government to complete IND-directed preclinical development of CYC140, which was achieved in November 2016. Without additional funding, we will not be able to progress this program through clinical development. We have retained worldwide rights to commercialize CYC140.
Preclinical data presented at the 2016 28th EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium demonstrated the therapeutic potential of CYC140 as a targeted anti-cancer agent. The data demonstrated that CYC140 is a selective PLK1 inhibitor which preferentially induces growth inhibition and cell death in malignant versus non-malignant cells.
Treatment of proliferating cells with CYC140 resulted in reduced phosphorylation of the PLK1 substrate phospho-nucleophosmin, accumulation of cells in mitosis and an increase in the proportion of mitotic cells with monopolar spindles, which are all features consistent with PLK1 inhibition. In a cell line panel derived from esophageal cancer and various non-malignant solid tissues, CYC140 was preferentially cytotoxic to malignant cells. Its differential cytotoxicity is further increased through pulse treatment. Malignant cells which are sensitive to CYC140 undergo complete growth inhibition and induction of cell death in response to treatment. In contrast, non-malignant cells are only temporarily arrested and normal cell cycle transit is restored.
Potent anti-tumor activity of CYC140 has been demonstrated in preclinical xenograft models of acute leukemia and solid tumors, including esophageal cancer, with tumor growth delay, tumor regression and cures being observed. Identification of several pharmacodynamic markers and demonstration of activity in a majority of malignant cell lines derived from acute myeloid leukemia (AML), acute lymphoblastic leukemia (ALL) and esophageal cancer support prospective clinical development of CYC140, alone and in several potential combinations with targeted agents.
Investigator-Sponsored Trials
Preclinical results from several independent investigators suggest that cell cycle inhibitors, such as seliciclib and related molecules, arrest the progress of the cell cycle and may have therapeutic benefit in the treatment of patients with autoimmune and inflammatory diseases as well as in diseases characterized by uncontrolled cell proliferation. Published data indicate potential benefit in glomerulonephritis, graft-versus-host disease, idiopathic pulmonary fibrosis, lupus nephritis, polycystic kidney disease and rheumatoid arthritis. Based on these data investigators have approached us to be provided with seliciclib so that they can evaluate it in various indications in clinical trials.
In this regard, there are ongoing investigator sponsored trials, or ISTs, evaluating seliciclib in endocrinologic and inflammatory indications in patients who have failed prior treatments. In an IST at Cedars-Sinai, Los Angeles, the first patients are being treated in an ongoing Phase 2 trial to evaluate seliciclib as a potential therapy for Cushing’s disease caused by pituitary tumors. There are limited options for Cushing’s disease patients today. The investigator was awarded a grant from The National Institute of Diabetes and Digestive and Kidney Diseases. In a European IST, seliciclib is being evaluated as a potential treatment for rheumatoid arthritis, or RA, where it may work for RA by targeting proliferating fibroblasts, a different type of approach than conventional RA therapies. This study is also being supported by an approximately $1.5 million grant from the United Kingdom’s Medical Research Council.
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
Business Strategy
We plan to continue to build a diversified biopharmaceutical business focused in hematology and oncology based on a pipeline of novel drug candidates and utilizing our area of historical expertise in CDK inhibitors. Our clinical development strategy will focus on two ongoing programs in transcriptional regulation and DNA damage response.
Focus on the cell cycle and cancer
Our core area of expertise is in cell cycle biology, and our scientists include recognized leaders in this field. In addition, our senior management team has extensive experience in research, preclinical and clinical development and sales and marketing. The novel, mechanism-targeted cell cycle drugs we are developing are designed to be highly selective in comparison to conventional chemotherapies, potentially inducing death in cancer cells while sparing most normal cells which may give rise to fewer side-effects.
Thus, we believe that we are well placed to exploit the significant opportunities that this area offers for new drug discovery and development.
Develop anticancer drug candidates in all phases of the cell cycle and multiple compounds for particular cell cycle targets
Targeting a broad development program focused on multiple phases of the cell cycle allows us to minimize risk while maximizing the potential for success, and also to develop products that are complementary to one another.
Enter into partnering arrangements selectively, while developing our own sales and marketing capability
We currently retain virtually all marketing rights to the compounds associated with our clinical-stage drug programs. To optimize our commercial return, we intend to enter into selected partnering arrangements and to retain co-promotion rights as appropriate. Historically, we have planned to develop compounds through the Phase 2 proof-of-efficacy stage before seeking a partner. We may enter into partnering arrangements earlier than Phase 2 proof-of-concept trials where appropriate, or in connection with drug programs outside our core competency in oncology.
Licenses
Several of our programs are based on technology licensed from others. Our breach of an existing license or failure to obtain a license to technology required to develop, test and commercialize our products may seriously harm our business.
In-license Agreement with Daiichi Sankyo
On September 10, 2003, we entered into a license agreement with Daiichi Sankyo Co., Ltd. of Japan or Daiichi Sankyo with respect to patents and patent applications covering the sapacitabine compound. Daiichi Sankyo filed patent applications claiming sapacitabine and certain crystalline forms of sapacitabine and methods for its preparation and use which encompass our chosen commercial development form as well as related know-how and materials. The license grants us the exclusive right to exploit and sublicense the sapacitabine compound and any other products covered by the patents and patent applications owned by Daiichi Sankyo. The license originally was subject to certain third party rights related to certain countries but the license has been extended and is now worldwide. The license agreement also grants us nonexclusive, sublicensed rights to CNDAC, both a precursor compound and initial metabolite of sapacitabine.

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

Patents and Proprietary Technology
Patents and Proprietary Rights
We own 23 patents granted in the United States, 13 granted by the EPO and 52 granted in other countries worldwide. In addition, we have a license to 46 patents granted in the US, by the EPO or worldwide.
We own 3 patent applications pending in the United States, 8 before the EPO and have 16 pending patent applications in other countries. No assurances can be given that patents will be issued with respect to the pending applications, nor that the claims will provide equivalent coverage in all jurisdictions. In addition to the pending patent applications referred to above that we own, there are 5 pending patent applications worldwide to which we have a license.
Intellectual Property Strategy
We consider intellectual property rights to be vital and use a variety of methods to secure, protect and evaluate these rights. These methods include ownership and enforcement of patent rights, patent applications, license agreements with third parties, invention assignment, confidentiality and non-compete agreements with key employees and consultants, material transfer agreements, and trademark protection.
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
If patents are issued to others containing valid claims that cover our compounds or their manufacture or use or screening assays related thereto, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. We are aware of several published patent applications, and understand that others may exist, that could support claims that, if granted and held valid, would cover various aspects of our developmental programs, including in some cases particular uses of our drug candidates, sapacitabine, seliciclib, CYC065 or other therapeutic candidates, or substances, processes and techniques that we use in the course of our research and development and manufacturing operations.
In addition, we understand that other applications and patents exist relating to potential uses of sapacitabine, seliciclib and CYC065 that are not part of our current clinical programs for those compounds. Although we intend to continue to monitor the pending applications, it is not possible to predict whether these claims will ultimately be allowed or if they were allowed what their breadth would be. In addition, we may need to commence litigation to enforce any patents issued to us or to determine the scope and validity of third-party proprietary rights. Litigation would create substantial costs. For example, in one case we opposed a European patent relating to human aurora kinase and the patent has been finally revoked (no appeal was filed). We are aware that other patents exist that claim substances, processes and techniques, which, if held valid, could potentially restrict the scope of our research, development or manufacturing operations. If competitors prepare and file patent applications in the United States that claim technology that we also claim, we may have to participate in interference proceedings in the United States Patent and Trademark Office to determine which invention has priority. These proceedings could result in substantial costs, even if the eventual outcome is favorable to us. An adverse outcome in litigation could subject us to significant liabilities to third parties and require us to seek licenses of the disputed rights from third parties or to cease using the technology, even a therapeutic product, if such licenses are unavailable or too expensive.
CYC065
The issued patents for the CYC065 compound cover the United States, EPO and eight other countries.
Sapacitabine
The issued patents for the sapacitabine compound expired in the United States in 2014 and expired elsewhere in 2012. The issued patents for the crystalline forms cover the United States, EPO, Japan and thirteen other countries, with patents pending in one further country. These patents expire in 2022. It may be possible to extend the term of a patent in the United States, Europe or Japan for up to five years to the extent it covers the sapacitabine compound or its crystalline form upon regulatory approval of that compound in the United States, Europe or Japan, but there is no assurance that we will be able to obtain any such extension.
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
Seliciclib
Patents covering the seliciclib compound are owned jointly by the Czech Institute of Experimental Botany and CNRS. The patents have been issued in the United States, in Japan and Canada by the EPO and expired in 2016. Seliciclib is also protected by granted patents and applications claiming certain medical uses of seliciclib, including combination use with sapacitabine, which have emerged in our preclinical research and clinical trials. It may be possible to extend the term of a patent in the United States, Europe or Japan for up to five years to the extent it covers the seliciclib compound upon regulatory approval of that compound in the United States or Europe, but there is no assurance that we will be able to obtain any such extension. Under agreements between CNRS and the Czech Institute of Experimental Botany, CNRS has the exclusive right to enter into license agreements covering the patents. The agreement reserves to both CNRS and the Czech Institute of Experimental Botany certain rights, including the right to patent improvements and to use the patents for internal research purposes.
Other patents and patent applications covering the use of seliciclib and related compounds are owned by the Czech Institute of Experimental Botany patents. The issued patents are in the United States, Australia and South Korea. Under the purchase agreement, we will pay royalties to the Czech Institute upon sales of products covered by those patents, but only if there are no royalties paid by us to CNRS for those sales under license from CNRS and Institut Curie covering seliciclib.
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
A large number of drug candidates are in development for the treatment of leukemia and lymphomas, MDS, breast, lung, and nasopharyngeal cancer. Several pharmaceutical and biotechnology companies have nucleoside analogs or other products on the market or in clinical trials which may be competitive to sapacitabine in both hematology and oncology indications. These include AbbVie, Astra-Zeneca, Onconova, Boehringer Ingelheim, BMS/Innate, Celgene, CTI Biopharma, Daiichi Sankyo, Eisai, Jazz, GlaxoSmithKline, Johnson & Johnson, Lilly, MEI Pharma, Otsuka, Pfizer, Sanofi, Synta, Sunesis and Teva. Several pharmaceutical and biotechnology companies have CDK inhibitors in clinical trials including Bayer, Lilly, Merck, MetaMax, Nerviano Medical Sciences/Tiziana Life Sciences, Novartis, Otsuka-Astex , Pfizer, Piramal, Dainippon and Tragara. Several companies are pursuing discovery and research activities in each of the other areas that are the subject of our research and drug development programs. We believe that Amgen, AstraZeneca, CASI Pharmaceuticals, Nerviano Medical Sciences, Nemucore, Otsuka-Taiho Oncology and Takeda are conducting clinical development of Aurora kinase inhibitors for hemato-oncology indications. We believe that Arbutus Biopharma, Boehringer Ingelheim, GlaxoSmithKline, Merck, Nerviano Medical Sciences and Takeda have commenced clinical trials with PLK1 inhibitor candidates for hemato-oncology indications.
Legal Proceedings
From time to time, we may be involved in routine litigation incidental to the conduct of our business. As of December 31, 2016 we were not party to any material legal proceedings.
Employees
As of March 25, 2017, we had 13 full-time employees. Our employees are not represented by any collective bargaining agreements, and management considers relations with our employees to be good.
Corporate information
We were incorporated in Delaware in August 1997. Our corporate headquarters are located at 200 Connell Drive, Suite 1500, Berkeley Heights, New Jersey 07922, and our telephone number is 908-517-7330. This is also where our medical and regulatory functions are located. Our research facility is located in Dundee, Scotland, which is also the center of our translational work and development programs.
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
Item 1A.   Risk Factors
In analyzing our company, you should consider carefully the following risk factors. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report on Form 10-K. Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our Company. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Associated with Development and Commercialization of Our Drug Candidates
Our SEAMLESS Phase 3 study recently failed to meet its primary endpoint of demonstrating statistically significant improvement in overall survival for the experimental arm versus an active control. While we may discuss the data from the SEAMLESS Phase 3 study with regulatory authorities once subgroup analyses are completed over the next few months, we may be unable to identify a viable path forward for continued development for, or be able to obtain regulatory approval for, or commercialize, this product indication.
To date, we have devoted significant research, development and clinical efforts and financial resources toward the development of sapacitabine. On February 23, 2017, we announced top-line results from the pivotal Phase 3 SEAMLESS study in elderly patients aged 70 years or older with newly diagnosed AML, who are not candidates for or have refused intensive induction chemotherapy. The trial did not meet its primary endpoint of demonstrating statistically significant improvement in overall survival for the experimental arm versus an active control. Our clinical development strategy in oncology will henceforth concentrate on our two ongoing, clinical programs in DNA damage response and transcriptional regulation, which include our area of historical expertise in CDK inhibitors. These programs target biomarker-selected patients, such as those with BRCA mutations or resistance to existing cancer therapies.
An improved rate of complete remission, a secondary endpoint, was observed in patients who had discontinued therapy at the time of analysis. While we plan to discuss the data from the SEAMLESS Phase 3 study with European and U.S. regulatory authorities once subgroup analyses are completed over the next few months, we may be unable to salvage any value from the Phase 3 trial and may be unable to identify a viable plan for continued clinical development of this product indication. Even if we are able to design further trials and identify a path forward toward potential regulatory approval, such development will likely require significant financial and personnel resources, and no assurance can be given that additional capital would be available or that such capital would be available at acceptable terms. Our continuing analyses of data from the topline Phase 3 trial may also produce negative or inconclusive results.
Clinical trial designs that were discussed with the FDA and the EMA and in some cases agreed to prior to their commencement may subsequently be considered insufficient for approval at the time of application for regulatory approval. Thus, our Special Protocol Assessment (“SPA”) regarding our SEAMLESS trial does not guarantee marketing approval of our sapacitabine oral capsules for the treatment of AML.
On February 23, 2017, we announced top-line results from the pivotal Phase 3 SEAMLESS study in elderly patients aged 70 years or older with newly diagnosed AML, who are not candidates for or have refused intensive induction chemotherapy. The trial did not meet its primary endpoint of demonstrating statistically significant improvement in overall survival for the experimental arm versus an active control. As the trial did not achieve the primary basis for an efficacy claim the SPA agreement with the FDA is no longer binding on the FDA.
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
Clinical trials are expensive, complex, can take many years to conduct and may have uncertain outcomes. We estimate that clinical trials of our most advanced drug candidates may be required to continue beyond our available funding and may take several more years to complete. The designs used in some of our trials have not been used widely by other pharmaceutical companies. Failure can occur at any stage of the testing and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of our current or future drug candidates, including, but not limited to:
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

•
negative or inconclusive results from clinical trials, as demonstrated by our recent announcement that our SEAMLESS Phase 3 study failed to reach its primary endpoint;

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

If we suffer significant delays, setbacks or negative results in, or termination of, our clinical trials, we may be unable to continue development of our drug candidates or generate revenue and our development costs could increase significantly. Adverse events have been observed in our clinical trials and may force us to stop development of our product candidates or prevent regulatory approval of our product candidates.
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
Although we are not currently party to any collaboration arrangement or strategic alliance that is material to our business, in the future we expect to be dependent upon collaborative arrangements or strategic alliances to complete the development and commercialization of some of our drug candidates, particularly after the Phase 2 stage of clinical testing. These arrangements may place the development of our drug candidates outside our control, may require us to relinquish important rights, or may otherwise be on terms unfavorable to us.
Dependence on collaborative arrangements or strategic alliances will subject us to a number of risks, including the risks that:
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

We have no manufacturing capacity and will rely on third party manufacturers for the late stage development and commercialization of any drugs we may develop or sell.
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
Obtaining an NDA or MAA approval is expensive and is a complex, lengthy and uncertain process. For example, the FDA approval process for a new drug involves submission of an IND, which must include information about preclinical studies, proposed clinical protocols and manufacturing information. Clinical development under an IND typically involves three phases of study: Phases 1, 2 and 3. The most significant costs associated with clinical development are typically the pivotal late Phase 2 or Phase 3 clinical trials, as they tend to be the longest and largest studies conducted during the drug development process. After completion of clinical trials, an NDA may be submitted to the FDA. In responding to an NDA, the FDA may refuse to file the application, or if accepted for filing, the FDA may request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. If the NDA supports the safety and efficacy of the drug candidate and satisfies other requirements, the FDA may grant marketing approval. Failure to comply with the FDA and other applicable foreign and U.S. regulatory requirements may subject us to administrative or judicially imposed sanctions. These include warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production and refusal to approve either pending NDAs, or supplements to approved NDAs.
There is substantial time and expense invested in the preparation and submission of an NDA or EMA, and regulatory approval is never guaranteed. Depending on the final data from our SEAMLESS study, we may meet with regulatory authorities in the United States and the European Union to discuss registration submissions for sapacitabine for the AML indication. As the trial did not meet its primary endpoint of demonstrating statistically significant improvement in overall survival for the experimental arm versus an active control, there can be no assurance that data from SEAMLESS will be sufficient to submit registration submissions or that regulatory authorities will accept or approve any such submissions.
The FDA and other regulatory authorities in the United States and the EMA for the European Union and elsewhere exercise substantial discretion in the drug approval process. The number, size and design of preclinical studies and clinical trials that will be required for FDA or EMA approval will vary depending on the drug candidate, the disease or condition for which the drug candidate is intended to be used and the regulations and guidance documents applicable to any particular drug candidate. The FDA or EMA can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to:
•
those discussed in the risk factor which immediately follows;

•
the fact that FDA or EMA officials may find that our or our third party manufacturer’s processes or facilities are not in compliance with cGMP; or

•
the fact that new regulations may be enacted by the FDA or EMA pursuant to which they may change their approval policies or adopt new regulations requiring new or different evidence of safety and efficacy for the intended use of a drug candidate.

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
Our product candidates, if approved, will also be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. In addition, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA and EMA regulatory requirements and requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to the FDA’s or EMA’s cGMP[1]. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and EMA and to comply with certain requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. Accordingly, we may not promote our approved products, if any, for indications or uses for which they are not approved.
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
Even if we successfully complete the clinical trials for one or more of our product candidates, the product candidates may fail for other reasons, including, without limitation, the possibilities that the product candidates will:
•
fail to receive the regulatory approvals required to market them as drugs;

•
be subject to proprietary rights held by others requiring the negotiation of a license agreement prior to marketing;

•
be difficult or expensive to manufacture on a commercial scale;

•
have adverse side effects that make their use less desirable; or

•
fail to compete effectively with product candidates or other treatments commercialized by our competitors.

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
Our business may be affected by the efforts of government and third-party payors to contain or reduce the cost of healthcare through various means. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010, referred to jointly as ACA, enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry. With regard to pharmaceutical products, the ACA may have the effect of expanding and increasing industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. Additionally, the 2016 federal elections, which resulted in the election of the Republican presidential nominee and Republican majorities in both houses of Congress has prompted renewed legislative efforts to significantly modify or repeal the ACA, is likely to impact how the executive branch implements the law, and may impact how the federal government responds to lawsuits challenging the ACA. We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on our business, including whether it will impact the appetite of investors to make investments in companies like ours. Regardless of whether or not ACA is overturned or repealed, we expect both government and private health plans to continue to require healthcare providers, including healthcare providers that may one day purchase our products, to contain costs and demonstrate the value of the therapies they provide.

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
There are existing products in the marketplace that compete with our products. Companies may develop new products that compete with our products. Certain of these competitors and potential competitors have longer operating histories, substantially greater product development capabilities and financial, scientific, marketing and sales resources. Competitors and potential competitors may also develop products that are safer, more effective or have other potential advantages compared to our products. In addition, research, development and commercialization efforts by others could render our products obsolete or non-competitive. Certain of our competitors and potential competitors have broader product offerings and extensive customer bases, allowing them to adopt aggressive pricing policies that would enable them to gain market share. Competitive pressures could result in price reductions, reduced margins and loss of market share. We could encounter potential customers that, due to existing relationships with our competitors, are committed to products offered by those competitors. As a result, those potential customers may not consider purchasing our products.
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
One of our primary strategies for product candidates under development is to develop compounds through the Phase 2 stage of clinical testing and market or co-promote certain of our drugs. We currently have no sales, marketing or distribution capabilities. We will depend primarily on strategic alliances with third parties, which have established distribution systems and sales forces, to commercialize our drugs. To the extent that we are unsuccessful in commercializing any drugs ourselves or through a strategic alliance, product revenues may suffer, we may incur significant additional losses, and our share price would be negatively affected.
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
We have funded all of our operations and capital expenditures with proceeds from the issuance of public equity securities, private placements of our securities, interest on investments, licensing revenue, government grants, research and development tax credits and product revenue. In order to conduct the lengthy and expensive research, preclinical testing and clinical trials necessary to complete the development and marketing of our drug candidates, we will require substantial additional funds. We may have insufficient public equity available for issue to raise the required additional substantial funds to implement our operating plan and we may not be able to obtain the appropriate stockholder approvals necessary to increase our available public equity for issuance within a time that we may require additional funding. Based on our current operating plan, we expect our existing resources to be sufficient to fund our planned operations through the end of 2018, although our estimates may prove to be incorrect and we could spend our available financial resources faster than we currently expect. To meet our long-term financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. To the extent that we raise additional funds through collaborations and licensing arrangements, we may have to relinquish valuable rights to our drug discovery and other technologies, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. Additional funding may not be available to us on favorable terms, or at all, particularly in light of the current economic conditions. If we are unable to obtain additional funds, we may be forced to delay or terminate our current clinical trials and the development and marketing of our drug candidates including sapacitabine.
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
We are at an early stage of development as a company and have a limited operating history on which to evaluate our business and prospects. While we earned modest product revenues from the ALIGN business prior to terminating operations effective September 30, 2012, we have not generated any product revenues from our product candidates currently in development. We cannot guarantee that any of our product candidates currently in development will ever become marketable products. We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy for their intended uses before the FDA, EMA and other regulatory authorities in the United States, the European Union and elsewhere. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or EMA for approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. As our Phase 3 study for AML did not meet its primary endpoint of demonstrating statistically significant improvement in overall survival for the experimental arm versus an active control our clinical development programs are now all at an early stage of testing in Phase 1/2. CYC065 is in a first-in-human Phase 1 study and a combination of sapacitabine and seliciclib, is currently in a Phase 1/2 clinical trial.. We cannot be certain that the clinical development of these or any other drug candidates in preclinical testing or clinical development will be successful, that we will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Our commercial revenues from our product candidates currently in development, if any, will be derived from sales of drugs that will not become marketable for several years, if at all.
We have a history of operating losses and we may never become profitable. Our stock is a highly speculative investment.
We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of December 31, 2015 and December 31, 2016, our accumulated deficit was $323.2 million and $335.0 million, respectively. Our net loss was $14.3 million and $11.8 million for the years ended December 31, 2015 and 2016, respectively. In addition to the SEAMLESS study, which we recently announced failed to reach its primary endpoint, our drug candidates are in the early- to mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years as we continue our research and development of our drug candidates, seek regulatory approvals and commercialize any approved drugs. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.
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

Our future funding requirements will depend on many factors, including:
•
the scope, rate of progress and cost of our clinical trials and other research and development activities, including our discussions with European and United States regulatory authorities concerning the top-line data from our pivotal Phase 3 SEAMLESS study;

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
Research and development is an expensive process. As part of our operating plan, since announcing that our SEAMLESS trial failed to meet its primary endpoint, we have decided to focus our clinical development strategy in oncology on our two ongoing, clinical programs in transcriptional regulation and DNA damage response, which include our area of historical expertise in CDK inhibitors, or additional programs. Because we have to prioritize our development candidates as a result of budget constraints, we may not be able to fully realize the value of our product candidates in a timely manner, if at all.
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
Sapacitabine is protected by granted, composition of matter patents claiming certain, stable crystalline forms of sapacitabine and their pharmaceutical compositions and therapeutic uses that expire in 2022 (and may be eligible for a Hatch-Waxman term restoration of up to five years, which could extend the expiration date to 2027); United States and European granted patents that expire in 2029, claiming the combination of sapacitabine with hypomethylating agents, including decitabine, which is being tested as the active arm in the SEAMLESS Phase 3 trial, and a United States granted patent claiming a specified method of administration of sapacitabine with patent exclusivity until July 2030. We have used a stable, crystalline form of sapacitabine in nearly all our Phase 1 and in all our Phase 2 and Phase 3 clinical studies. We have also chosen this crystalline form for commercialization. Additional patents and applications claim certain medical uses, combinations, formulations and dosing regimens of sapacitabine which have emerged in our clinical trials, as well as a process for the preparation of sapacitabine. Seliciclib is protected by granted patents and applications claiming certain medical uses of seliciclib, including combination use with sapacitabine, which have emerged in our preclinical research and clinical trials. The latest to expire of the granted patents expires in 2028. Failure to obtain, maintain or extend the patents could adversely affect our business. We will only be able to protect our drug candidates and our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.
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
We have in-licensed certain patent rights in connection with the development program of our drug candidate seliciclib. Pursuant to the CNRS and Institut Curie license under which we license seliciclib, we are obligated to pay license fees, milestone payments and royalties and to provide regular progress reports. We are also obligated to use reasonable efforts to develop and commercialize products based on the licensed patents. If we fail to satisfy any of our obligations under these licenses, they could be terminated, which could harm our business.
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
There is a risk that we are infringing or will infringe on the proprietary rights of third parties because patents and pending applications belonging to third parties exist in the United States, the European Union and elsewhere in the world in the areas of our research. Others might have been the first to make the inventions covered by each of our or our licensors’ pending patent applications and issued patents and might have been the first to file patent applications for these inventions. We are aware of several published patent applications, and understand that others may exist, that could support claims that, if granted and held valid, could cover various aspects of our developmental programs, including in some cases particular uses of our drug candidates sapacitabine, seliciclib, CYC065 or other therapeutic candidates, or substances, processes and techniques that we use in the course of our research and development and manufacturing processes. We are aware that other patents exist that claim substances, processes and techniques, which, if held valid, could potentially restrict the scope of our research, development or manufacturing operations. In addition, we understand that other applications and patents exist relating to potential uses of sapacitabine, seliciclib and CYC065that are not part of our current clinical programs for these compounds. Numerous third-party United States and foreign issued patents and pending applications exist in the area of kinases, including CDK and PLK for which we have research programs. For example, some pending patent applications contain broad claims that could represent freedom to operate limitations for some of our kinase programs should they be issued unchanged. Although we intend to continue to monitor these applications, we cannot predict what claims will ultimately be allowed and if allowed what their scope would be. In addition, because the patent application process can take several years to complete, there may be currently pending applications, unknown to us, which may later result in issued patents that cover the production, manufacture, commercialization or use of our drug candidates. If we wish to use the technology or compound claimed in issued and unexpired patents owned by others, we will need to obtain a license from the owner, enter into litigation to challenge the validity of the patents or incur the risk of litigation in the event that the owner asserts that we infringe its patents. In one case we have opposed a European patent relating to human aurora kinase and the patent has been finally revoked (no appeal was filed).
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
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm and rely on our outside counsel to pay these fees. The USPTO and various non-United States governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.
The patent applications of pharmaceutical and biotechnology companies involve highly complex legal and factual questions, which, if determined adversely to us, could negatively impact our patent position.
The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. The U.S. Patent and Trademark Office’s, or USPTO’s, standards are uncertain and could change in the future. Consequently, the issuance and scope of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, and U.S. patents may be subject to Inter Partes Review (IPR) or reexamination proceedings in the USPTO (and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office), which proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. Similarly, opposition or invalidity proceedings could result in loss of rights or reduction in the scope of one or more claims of a patent in foreign jurisdictions. In addition, such interference, reexamination and opposition proceedings may be costly. Accordingly, rights under any issued patents may not provide us with sufficient protection against competitive products or processes.
In addition, changes in or different interpretations of patent laws in the United States and foreign countries may permit others to use our discoveries or to develop and commercialize our technology and products without providing any compensation to us or may limit the number of patents or claims we can obtain. In particular, there have been proposals to shorten the exclusivity periods available under U.S. patent law that, if adopted, could substantially harm our business. The product candidates that we are developing are protected by intellectual property rights, including patents and patent applications. If any of our product candidates becomes a marketable product, we will rely on our exclusivity under patents to sell the compound and recoup our investments in the research and development of the compound. If the exclusivity period for patents is shortened, then our ability to generate revenues without competition will be reduced and our business could be materially adversely impacted. The laws of some countries do not protect intellectual property rights to the same extent as U.S. laws, and those countries may lack adequate rules and procedures for defending our intellectual property rights. For example, some countries do not grant patent claims directed to methods of treating humans and, in these countries, patent protection may take the form of alternative claim constructions or may not be available at all to protect our product candidates. In addition, U.S. patent laws may change, which could prevent or limit us from filing patent applications or patent claims to protect our products and/or technologies or limit the exclusivity periods that are available to patent holders. For example, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was recently signed into law and includes a number of significant changes to U.S. patent law. These include changes to transition from a “first-to-invent” system to a “first-to-file” system and to the way issued patents are challenged. These changes may favor larger and more established companies that have more resources to devote to patent application filing and prosecution. The USPTO has been in the process of implementing regulations and procedures to administer the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act may affect our ability to obtain, enforce or defend our patents. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend our issued patents.
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
As a public company, we face and will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that we would not incur as a private company. Compliance with the Sarbanes Oxley Act of 2002, as well as other rules of the SEC, the Public Company Accounting Oversight Board and NASDAQ resulted in a significant initial cost to us as well as an ongoing compliance cost. As a public company, we are subject to Section 404 of the Sarbanes Oxley Act relating to internal control over financial reporting. We have completed a formal process to evaluate our internal controls for purposes of Section 404, and we concluded that as of December 31, 2016, our internal control over financial reporting was effective. As our business grows and changes, there can be no assurances that we can maintain the effectiveness of our internal controls over financial reporting. In addition, our independent certified public accounting firm has not provided an opinion on the effectiveness of our internal controls over financial reporting for the year ended December 31, 2016 because we are a smaller reporting company. In the event our independent auditor is required to provide an opinion on such controls in the future, there is a risk that the auditor would conclude that such controls are ineffective.
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

For example, on February 23, 2017, we announced top-line results from the pivotal Phase 3 SEAMLESS study in elderly patients aged 70 years or older with newly diagnosed AML, who are not candidates for or have refused intensive induction chemotherapy. The trial did not meet its primary endpoint of demonstrating statistically significant improvement in overall survival for the experimental arm versus an active control. As a result of this announcement, the last reported sale price of our common stock on The NASDAQ Capital Market on February 23, 2017 dropped to $4.05 from a last reported sale price of our common stock on February 22, 2017 of  $5.41.
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
In March 2008 (as subsequently amended, most recently as of January 1, 2017), we entered into employment agreements with our President and Chief Executive Officer and our Executive Vice President, Finance, Chief Financial Officer and Chief Operating Officer, which contain severance arrangements in the event that such executive’s employment is terminated without “cause” or as a result of a “change of control” (as each such term is defined in each agreement). The financial obligations triggered by these provisions may prevent a business combination or acquisition that would be attractive to stockholders and could limit the price that investors would be willing to pay in the future for our stock.
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
In addition, in the event a third party seeks to acquire our company or acquire control of our company by way of a merger, but the terms of such offer do not provide for our preferred stock to remain outstanding or be converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to our preferred stock, the terms of the Certificate of Designations of our preferred stock provide for an adjustment to the conversion ratio of our preferred stock such that, depending on the terms of any such transaction, preferred stockholders may be entitled, by their terms, to receive up to $10.00 per share in common stock, causing our common stockholders not to receive as favorable a price as the price at which such shares may be trading at the time of any such transaction. As of December 31, 2016, there were 335,273 shares of our preferred stock issued and outstanding. If the transaction were one in which proceeds were received by the Company for distribution to stockholders, and the terms of the Certificate of Designations governing the preferred stock were strictly complied with, approximately $4.0 million would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time. Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.
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
As a result of our recent announcement of top-line results from the pivotal Phase 3 SEAMLESS study, our stock price declined substantially. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities.
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
On June 23, 2016 we entered into an At Market Issuance Sales Agreement with FBR, as sales agent, pursuant to which we may sell, from time to time, shares of our common stock through FBR. As of December 31, 2016 we have sold 766,149 shares of common stock under the sales agreement for net proceeds of approximately $3.9 million pursuant to a prospectus supplement dated as of June 23, 2016 and we have sold 477,876 shares of common stock under the sales agreement for net proceeds of approximately $2.8 million pursuant to a prospectus supplement dated as of August 30, 2016. As of December 31, 2016, there are an additional $1.2 million of our shares of common stock which may be sold by FBR. Our management will use its discretion to direct the net proceeds from the sale of those shares. We intend to use all of the net proceeds, together with cash on hand, for general corporate purposes. General corporate purposes may include working capital, capital expenditures, development costs, strategic investments or possible acquisitions. Our management’s judgments may not result in positive returns on your investment and you will not have an opportunity to evaluate the economic, financial or other information upon which our management bases its decisions.
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
Item 3.   Legal Proceedings
From time to time, we may be involved in routine litigation incidental to the conduct of our business. As of December 31, 2016, we were not a party to any material legal proceedings.
Item 4.   Mine Safety Disclosures
Not applicable.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock is traded on The NASDAQ Capital Market, or NASDAQ, under the symbol “CYCC”. Our preferred stock currently trades on NASDAQ under the symbol “CYCCP”. The following table summarizes, for the periods indicated, the high and low sales prices for the common stock as reported by NASDAQ:
	High	Low
2016
Quarter ended March 31, 2016	$6.45	$3.60
Quarter ended June 30, 2016	$8.27	$3.84
Quarter ended September 30, 2016	$9.72	$4.21
Quarter ended December 31, 2016	$6.18	$3.05
2015
Quarter ended March 31, 2015	$2.13	$0.51
Quarter ended June 30, 2015	$1.10	$0.68
Quarter ended September 30, 2015	$0.80	$0.49
Quarter ended December 31, 2015	$1.05	$0.47
Holders of Common Stock
On March 24, 2017, we had approximately 25 registered holders of record of our 4,272,021 shares of common stock outstanding. On March 24 2017, the closing sale price of our common stock as reported by NASDAQ was $3.42 per share.
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
Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
This report contains certain statements that may be deemed ‘forward-looking statements’ within the meaning of United States securities laws. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Certain factors that could cause results to differ materially from those projected or implied in the forward looking statements are set forth in this Annual Report on Form 10-K for the year ended December 31, 2016 under the caption “Item 1A — Risk factors”.
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
Overview
During 2016, our focus was on our lead program sapacitabine in the SEAMLESS Phase 3 study, which was in the follow-up phase after completing enrollment in December 2014.
On February 23, 2017, we announced top-line results from the SEAMLESS study. The trial did not meet its primary endpoint of demonstrating statistically significant improvement in overall survival, or OS, for the experimental arm versus an active control. An improved rate of complete remission, or CR, a secondary endpoint, was observed in patients who had discontinued therapy at the time of analysis. Other endpoints and safety were similar between the arms. In the stratified subgroup of patients with low baseline peripheral white blood cell count, comprising approximately two-thirds of the study’s population, an improvement in OS was observed for the experimental arm. The opposite was true for patients with high white blood cell count. Full results from the SEAMLESS study will be submitted for presentation at an upcoming medical conference.
The SEAMLESS Phase 3 study was conducted under a Special Protocol Assessment, or SPA, agreement with the US Food and Drug Administration, or FDA, for the front-line treatment of acute myeloid leukemia, or AML, in the elderly. In December 2014, the study’s Data Safety Monitoring Board, or DSMB, conducted a planned interim analysis for futility after 247 events, or patient deaths, and the final safety review of 470 randomized patients. The DSMB found no safety concerns. However, the planned futility boundary was crossed and the DSMB determined that, based on available interim data, it would be unlikely for the study to reach statistically significant improvement in survival. The DSMB saw no reasons why patients should discontinue treatment on their assigned arm and recommended that recruited patients stay on treatment. In accordance with the DSMB’s recommendations, we continued to follow-up patients as per the study protocol until the required 424 events were observed.
Depending on the final data and once the subgroup analyses are completed, we plan to discuss the data with European and US regulatory authorities. We previously submitted, and have received validation of, a Pediatric Investigation Plan, or PIP, to the EMA.
In our transcriptional regulation program, we progressed clinical development of our CDK inhibitor CYC065 in a first-in human study in solid tumors. In our DNA damage response program we are evaluating sapacitabine in combination with our first-generation CDK inhibitor seliciclib in solid tumors. Also, we advanced our polo-like-kinase, or PLK inhibitor, CYC140, through IND-directed studies with the support of government funding.
Corporate Developments
On June 23, 2016, the Company entered into an At Market Issuance Sales Agreement (the “FBR Sales Agreement”) with FBR Capital Markets & Co. (“FBR”) under which it may issue and sell shares of its common stock, from time to time, through FBR, acting as its sales agent, under the Company’s effective “shelf” registration statement on Form S-3, which became effective on June 8, 2016. The Company has sold 766,149 shares of common stock under the sales agreement for net proceeds of approximately $3.9 million pursuant to a prospectus supplement dated as of June 23, 2016. The Company has sold 483,476 shares of common stock under the sales agreement for net proceeds of approximately $2.8 million pursuant to a prospectus supplement dated as of August 30, 2016, and there are a further approximately $1.2 million worth of shares that may be sold pursuant to this prospectus supplement. At December 31, 2016, we had $16.5 million in cash and cash equivalents. We expect these cash resources are sufficient to fund our operations and current programs to the end of 2018.
Recent Events
Recent UK Referendum Vote in favor of Exiting from the European Union
Following a referendum on June 23, 2016, the UK government has submitted on March 29, 2017 an application to exit the European Union, commonly referred to as Brexit. Brexit could cause disruptions to and create uncertainty surrounding our business, including affecting our future foreign exchange gains (losses), and relationships with our existing and future employees, consultants, and contractors based in the UK. See further discussion in Item 1A. Risk Factors.
The 2016 Federal Elections and Potential Changes to the Affordable Care Act and Health Care and Education Affordability Reconciliation Act of 2010
The 2016 federal elections, which resulted in the election of the Republican presidential nominee and Republican majorities in both houses of Congress, has prompted renewed legislative efforts to significantly modify or repeal the ACA, is likely to impact how the executive branch implements the law, and may impact how the federal government responds to lawsuits challenging the ACA. We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on our business. See further discussion in Item 1A. Risk Factors.
Dividend on Preferred Stock
On December 7, 2016, the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s Preferred Stock. The cash dividend was paid on February 1, 2017 to the holders of record of the Preferred Stock as of the close of business on January 18, 2017.
Results of Operations
Years Ended December 31, 2015 and 2016
Results of Continuing Operations
Revenues
The following table summarizes the components of our revenues for the years ended December 31, 2015 and 2016 (in thousands except percentages):
	Year ended December 31,		Difference
	2015	2016	$	%
Grant revenue	$1,694	843	$(851)	(50)
Collaboration and research and development revenue	250	—	(250)	(100)
Total Revenue	$1,944	843	$(1,101)	(57)

Grant revenue is recognized as we incur and pay for qualifying costs and services under the applicable grant. Grant revenue is derived from various United Kingdom government and European Union grant awards. For the years ended December 31, 2015 and 2016, we had grant revenue of approximately $1.7 million and $0.8 million, respectively. The decrease was the result of grant funding for the CYC065 program ending in 2015. Collaboration and research and development revenue represents an up-front milestone payment in respect to a collaboration, licensing and supply agreement with ManRos Therapeutics SA or ManRos, entered into in June 2015. We had no revenue in 2016 relating to this agreement.

The future
We will not recognize further grant revenue for the CYC140 program, as the grant from the Biomedical Catalyst of the United Kingdom government ended in November 2016. Although we may apply for additional grants in 2017, we are not certain of our ability to obtain grant revenue in 2017. Receipt of further revenue under the ManRos agreement is dependent on the clinical progress of the program, which we do not control.
Research and development
We expense all research and development costs as they are incurred. Research and development expenses primarily include:
•
Clinical trial and regulatory-related costs;

•
Payroll and personnel-related expenses, including consultants and contract research;

•
Preclinical studies and laboratory supplies and materials;

•
Technology license costs;

•
Stock-based compensation; and

•
Rent and facility expenses for our office and laboratories.

The following table provides information with respect to our research and development expenditures for the years ended December 31, 2015 and 2016 (in thousands except percentages):
	Year ended December 31,		Difference
	2015	2016	$	%
Sapacitabine	$8,228	$6,239	$(1,989)	(24)
Other costs related to research and development programs and management	4,154	3,238	(916)	(22)
Total research and development	$12,382	$9,477	$(2,905)	(23)

Research and development expenses represented 68% and 63% of our operating expenses for the years ended December 31, 2015 and 2016, respectively.
Research and development expenditures decreased by approximately $ 2.9 million to $ 9.5 million for the year ended December 31, 2016 from $12.4 million for the year ended December 31, 2015. Research and development expenditures relating to sapacitabine decreased by approximately $ 2.0 million to $ 6.2 million for the year ended December 31, 2016 from $8.2 million for the year ended December 31, 2015. With the completion of enrolment of the study in December 2014, the number of patients on the study has reduced in 2016 compared to 2015, and more trial sites have closed resulting in decreased expenditures. Other costs related to research and development programs, management and exploratory research decreased by $0.9 million to $3.2 million for the year ended December 31, 2016 from $4.2 million for the year ended December 31, 2015, primarily as a result of decreased expenditures on the Biomedical Catalyst grant-funded CYC065 program as the grant ended in 2015.
The future
We anticipate that overall research and development expenditures for the year ended December 31, 2017 will decrease compared to the year ended December 31, 2016. Costs related to the SEAMLESS clinical study sites will reduce and end in the first part of 2017, as these sites are closed. The timing and extent of SEAMLESS expenditure, related to possible registration submissions to regulatory authorities in Europe and the U.S., are dependent upon the final analysis of data. Additionally, expenditure on grant-funded programs will decrease because the CYC140 grant ended in November 2016 and we currently have no new grant-funded programs.

General and administrative
General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the total general and administrative expenses for the years ended December 31, 2015 and 2016 (in thousands except percentages):
	Year ended December 31,		Difference
	2015	2016	$	%
General and administrative	$5,732	$5,516	$(216)	(4)
Total General and administrative	$5,732	$5,516	$(216)	(4)

Total general and administrative expenses represented 32% and 37% of our operating expenses for the years ended December 31, 2015 and 2016, respectively.
Our general and administrative expenditures decreased 4% from $5.7 million for the year ended December 31, 2015 compared to $5.5 million for the year ended December 31, 2016. The decrease in expenditures was primarily attributable to reduction in staffing cost.
The future
We expect general and administrative expenditures for the year ended December 31, 2017 compared to our expenditures for the year ended December 31, 2016 to remain relatively flat.
Other income (expense), net
The following table summarizes the other income (expense) for years ended December 31, 2015 and 2016 (in thousands except percentages):
	Year ended December 31,		Difference
	2015	2016	$	%
Change in valuation of financial instruments associated with stock purchase agreement	$(51)	$—	$51	(100)
Foreign exchange gains (losses)	(368)	273	$641	(174)
Interest income	9	37	$28	311
Other income, net	94	66	$(28)	(30)
Total other income (expense), net	$(316)	$376	$692	(219)

Total other income (expense), net, decreased by approximately $ 0.7 million, from total other expense, net of approximately $0.3 million for the year ended December 31, 2015 to total other income, net of approximately $ 0.4 million for the year ended December 31, 2016 predominantly due to gains in foreign exchange of  $0.6 million in the year ended 2016.
Change in valuation of financial instruments associated with stock purchase agreement
The remaining fair value of the right to sell additional shares under the November 2013 Purchase Agreement with Aspire was recognized during the year ended December 31, 2015, when we sold all remaining shares of common stock that were subject to the agreement and the agreement automatically terminated by its terms. Prior to termination, the fair value was remeasured each reporting period. The Company recognized an expense of approximately $0.1 million for the year ended December 31, 2015.
Foreign exchange gains (losses)
Foreign exchange gains (losses) decreased by $0.6 million to a gain of approximately $0.3 million for the year ended December 31, 2016 compared to a loss of approximately $0.4 million for the year ended December 31, 2015. Foreign exchange gains and losses are reported in the consolidated statement of operations as a separate line item within other income (expense). The announcement in June 2016 of the referendum of the United Kingdom’s Membership of the European Union, or Brexit, advising for the exit of the United Kingdom from the European Union caused significant volatility in currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business, primarily the Euro and British Pound. The significant currency exchange rate fluctuations of the U.S. dollar relative to other currencies may adversely affect our results of operations.
We have a number of intercompany loans in place between our parent company based in New Jersey and our subsidiary based in Scotland. The intercompany loans outstanding are not expected to be repaid in the foreseeable future and the nature of the funding advanced is of a long-term investment nature. Therefore, all unrealized foreign exchange gains or losses arising on the intercompany loans are recognized in other comprehensive income until repayment of the intercompany loan becomes foreseeable. Unfavorable unrealized foreign exchange movements related to intercompany loans resulted in a loss of  $27.4 million for the year ended December 31, 2016 and a loss of  $6.5 million for the year ended December 31, 2015.
The future
Other income (expense), net will continue to be impacted by changes in foreign exchange rates. There will be no further impact from the change in valuation of financial instruments associated with the stock purchase agreement because we sold all of the remaining available shares under the stock purchase agreement in July 2015 and the purchase agreement has terminated according to its terms.
As the funding advanced through intercompany loans is that of a long-term investment in nature, unrealized foreign exchange gains and losses on such funding will be recognized in other comprehensive income (loss) until repayment of the intercompany loan becomes foreseeable.
Income tax benefit
Credit is taken for research and development tax credits, which are claimed from the United Kingdom’s taxation and customs authority, in respect of qualifying research and development costs incurred.
The following table summarizes total income tax benefit for the years ended December 31, 2015 and 2016 (in thousands except percentages):
	Year ended December 31,		Difference
	2015	2016	$	%
Income tax benefit	$2,144	$1,983	$(161)	(8)
Total Income tax benefit	$2,144	$1,983	$(161)	(8)

The income tax benefit decreased by approximately $0.2 million to $2.0 million for the year ended December 31, 2016 from $2.1 million for the year ended December 31, 2015. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.
The future
We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will continue to elect to receive payment of the tax credit. The amount of tax credits we will receive is entirely dependent on the amount of eligible expenses we incur. As we expect our eligible expenses to be lower in the fiscal year ended December 31, 2017, the level of tax credits recoverable is anticipated to be lower in 2017 compared to the fiscal year ended December 31, 2016.
Liquidity and Capital Resources
The following is a summary of our key liquidity measures as of December 31, 2015 and 2016 (in thousands):
	Year ended December 31,
	2015	2016
Cash and cash equivalents	$20,440	$16,520
Working capital:
Current assets	24,566	19,617
Current liabilities	(5,753)	(5,259)
Total working capital	$18,813	$14,358

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments, licensing revenue, and a limited amount of product revenue from operations discontinued in September 2012. We have incurred significant losses since our inception. As of December 31, 2016, we had an accumulated deficit of $ 335.0 million.
Cash Flows
Cash provided by (used in operating, investing and financing activities for the years ended December 31, 2015 and 2016 is summarized as follows (in thousands):
	Year Ended December 31,
	2015	2016
Net cash used in operating activities	$(14,460)	$(10,079)
Net cash provided by investing activities	62	9
Net cash provided by financing activities	10,860	6,594
Operating activities
Net cash used in operating activities decreased by $ 4.4 million, from $14.5 million for the year ended December 31, 2015 to $ 10.1 million for the year ended December 31, 2016. The decrease in cash used by operating activities was primarily the result of a decrease in research and development costs, largely related to the ongoing SEAMLESS trial.
Investing activities
Net cash provided by investing activities decreased by approximately $ 0.1 million for the year ended December 31, 2016. The decrease was due to minimum royalty payments from termination of ALIGN license agreement ending in 2015.
Financing activities
Net cash provided by financing activities was $6.6 million for the year ended December 31, 2016, primarily as a result of approximately $0.2 million and $6.6 million in net proceeds from the issuance of common stock under Controlled Equity Offering Sales AgreementSM with Cantor (“Cantor Agreement”) entered into in July 2015 and an At Market Issuance Sales Agreement with FBR entered into in June 2016, respectively; offset by $0.2 million in dividend payments to the holders of our Preferred Stock.
Net cash provided by financing activities was $10.9 million for the year ended December 31, 2015, primarily as a result of approximately $9.2 million in net proceeds from the issuance of common stock in March 2015 and $1.4 million in net proceeds from the issuance of common stock under a stock purchase agreement with Aspire entered into in November 2013 and $0.5 million in net proceeds from the issuance of common stock under the Cantor Agreement and offset by $0.2 million in dividend payments to the holders of our Preferred Stock.
Operating Capital and Capital Expenditure Requirements
We expect to continue to incur substantial operating losses in the future and cannot guarantee that we will generate any significant product revenues until a product candidate has been approved by the FDA or EMA in other countries and successfully commercialized.
We believe that existing funds together with cash generated from operations, such as the R&D tax credit, and recent financing activities, are sufficient to satisfy our planned working capital, capital expenditures and other financial commitments through 2018. However, we do not currently have sufficient funds to complete development and commercialization of any of our drug candidates. Current business and capital market risks could have a detrimental effect on the availability of sources of funding and our ability to access them in the future, which may delay or impede our progress of advancing our drugs currently in the clinical pipeline to approval by the FDA or EMA for commercialization. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.
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
Contractual Obligations
The following table summarizes our long-term contractual obligations as of December 31, 2016 (in thousands):
	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating Lease Obligation(1)	$2,781	$345	$629	$622	$1,185

(1)
Operating lease obligations relate to:

1)
the leasing of office space in a building at 200 Connell Drive, suite 1500, Berkeley Heights, New Jersey, USA, which is currently our corporate headquarters. The lease was entered into in December 2006 for a period up to November 2011, and in May 2011, extended to February 2017 and subsequently to a one month rolling contract.

2)
the leasing of office and laboratory space at 1 James Lindsay Place, Dundee, UK. The lease, entered into in October 2000, expires in October 2025.

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
Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this report. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.
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
Stock-based Compensation
We grant stock options, restricted stock units and restricted stock to officers, employees, directors and consultants under the Company’s 2015 Equity Incentive Plan, or the 2015 Plan. The 2015 Plan replaced the Company’s Amended and Restated Equity Incentive Plan which expired in 2015. We measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation over the requisite service period. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. The determination of grant-date fair value for stock option awards is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of our employees, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments.
Effective January 1, 2016, the Company has elected — for awards containing service conditions only — to account for forfeitures as they occur, as permitted by Accounting Standards Update (“ASU”) 2016-09, Compensation — Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. See the Accounting Standards Adopted in the Period section below for further details. The impact of that change in accounting policy has been recorded as a cumulative effect adjustment to accumulated deficit of  $0.1 million, as of January 1, 2016.
Revenue Recognition
Revenue arrangements with multiple deliverables are accounted for in accordance with Financial Accounting Standards Board Accounting Standards Codification Subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). Under ASC 605-25, revenue arrangements with multiple deliverables are divided into separate units of accounting based on whether certain criteria are met, including whether the delivered item has stand-alone value to the customer. Consideration is allocated among the separate units of accounting based on their respective fair value, and the applicable revenue recognition is applied to each of the separate units.

Non-refundable fees where we have no continuing performance obligations are recognized as revenues when collection is reasonably assured. In situations where continuing performance obligations exist, non-refundable fees are deferred and recognized ratably over the projected performance period.
Milestone payments from license or collaboration agreements which are substantive and at risk at the time the agreement is executed are recognized upon completion of the applicable milestone event. Royalty revenues, if any, will be recognized based on reported product sales by third-party licensees. Research funding from any future agreement will be recognized as the related research services are performed.
Accounting Standards Adopted in the Period
The Company has adopted guidance issued by the FASB in June 2014 which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition (ASU 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). The guidance has been adopted prospectively to all awards granted or modified after January 1, 2016. The adoption of this guidance did not have any impact on the consolidated financial position, results of operations or cash flows.
In November 2014, the FASB issued ASU 2014-16 (“ASU 2014-16”), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, which provides guidance on whether a derivative embedded in preferred stock must be bifurcated and accounted for separately from its host contract. ASU2014-16 applies to existing instruments issued prior to the effective date. The guidance has been adopted effective January 1, 2016. The adoption of this guidance did not have any impact on the consolidated financial position, results of operations or cash flows.
In March 2016, the Financial Accounting Standards Boards (“FASB”) issued ASU 2016-09, which simplified several aspects of employee share-based payment accounting. In particular, the ASU permits entities to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. Effective January 1, 2016, the Company elected to recognize forfeitures as they occur. The impact of that change in accounting policy has been recorded as an $0.1 million cumulative effect adjustment to accumulated deficit, as of January 1, 2016. The Company has recognized slightly higher share-based payment expense for the remainder of 2016, relative to prior periods, as the effects of forfeitures will not be recognized until they occur, rather than being estimated at the time of grant and subsequently adjusted as and when necessary. The effects of adopting the remaining provisions in ASU 2016-09 affecting the income tax consequences of share-based payments, classification of awards as either equity or liabilities when an entity partially settles the award in cash in excess of the employer’s minimum statutory withholding requirements and classification in the statement of cash flows did not have any impact on the Company’s financial position, results of operations or cash flows.
Recent Accounting Pronouncements Not Yet Effective
In May 2014, the FASB issued new guidance on accounting for revenue from contracts with customers. This new guidance will replace existing revenue guidelines with a new model, in which revenue is recognized upon transfer of control over goods or services to a customer. In August 2015, the FASB deferred the effective date of the guidance, which will now be effective for the Company on January 1, 2018, for both interim and annual periods. Early adoption is permitted for both interim and annual periods commencing on January 1, 2017. The guidance can be adopted using either a full retrospective (with certain practical expedients) or a modified retrospective method of transition. Under the modified retrospective approach, financial statements will be prepared for the year of adoption using the new standard, but prior periods will not be adjusted. Instead, companies will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the company, and disclose all line items in the year of adoption as if they were prepared under current revenue requirements. At this time, the Company anticipates this standard will not have a material impact on its consolidated financial statements. While the Company is continuing to assess all potential impacts of the standard, the Company currently believes the most significant impact relates to its accounting for revenues related to grants received from government agencies or nonprofit organizations and revenues from contingent “milestone” based payments.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, we are not required to provide information response to this item.

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Cyclacel Pharmaceuticals, Inc.
We have audited the accompanying consolidated balance sheets of Cyclacel Pharmaceuticals, Inc. and subsidiaries as of December 31, 2015 and 2016, and the related consolidated statements of operations, other comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyclacel Pharmaceuticals, Inc. and subsidiaries as of December 31, 2015 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
/s/ RSM US LLP
New York, New York
March 31, 2017

CYCLACEL PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	December 31,
	2015	2016
ASSETS
Current assets:
Cash and cash equivalents	$20,440	$16,520
Prepaid expenses and other current assets	4,126	$3,097
Total current assets	24,566	$19,617
Property and equipment, net	198	$45
Total assets	$24,764	$19,662
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,940	$2,497
Accrued and other current liabilities	3,813	$2,762
Total current liabilities	5,753	$5,259
Other liabilities	176	$130
Total liabilities	5,929	$5,389
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2015 and 2016; 335,273 shares issued and outstanding at December 31, 2015 and 2016, respectively; aggregate liquidation preference of $4,006,512 as of December 31, 2015 and 2016,	—	$—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2015 and 2016; 2,965,208 and 4,256,829 shares issued and outstanding at December 31, 2015 and 2016, respectively	3	$4
Additional paid-in capital	342,587	$350,051
Accumulated other comprehensive income (loss)	(596)	$(743)
Accumulated deficit	(323,159)	$(335,039)
Total stockholders’ equity	18,835	$14,273
Total liabilities and stockholders’ equity	$24,764	$19,662

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (LOSS)
(In thousands, except share and per share amounts)
	Year Ended December 31,
	2015	2016
Revenues:
Grant revenue	$1,694	$843
Collaboration and research and development revenue	250	—
Total revenues	1,944	843
Operating expenses:
Research and development	12,382	9,477
General and administrative	5,732	5,516
Total operating expenses	18,114	14,993
Operating loss	(16,170)	(14,150)
Other income (expense):
Change in valuation of financial instruments associated with stock purchase agreement	(51)	—
Foreign exchange gains (losses)	(368)	273
Interest income	9	37
Other income, net	94	66
Total other income (expense), net	(316)	376
Loss from continuing operations before taxes	(16,486)	(13,774)
Income tax benefit	2,144	1,983
Net loss	(14,342)	(11,791)
Dividend on convertible exchangeable preferred shares	(201)	(200)
Net loss applicable to common shareholders	$(14,543)	$(11,991)
Basic and diluted earnings per common share:
Net loss per share – basic and diluted	$(5.36)	$(3.50)
Weighted average common shares outstanding	2,713,096	3,424,976

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
	Year Ended December 31,
	2015	2016
Net loss	$(14,342)	$(11,791)
Translation adjustment	6,420	27,204
Unrealized foreign exchange loss on intercompany loans	(6,536)	(27,351)
Comprehensive loss	$(14,458)	$(11,938)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficiency
	Shares	Amount	Shares	Amount
Balances at December 31, 2014	335,273	—	1,933,289	2	330,983	(480)	(308,817)	21,688
Issue of common stock for cash on registered direct offering, net of expenses	—	—	833,333	1	9,170	—	—	9,171
Issue of common stock upon draw down of Committed Equity Finance Facility	—	—	73,299	—	484	—	—	484
Issue of common stock on share purchase agreement	—	—	117,869	—	1,406	—	—	1,406
Stock-based awards vested	—	—	7,418	—	—	—	—	—
Stock-based compensation	—	—	—	—	745	—	—	745
Preferred stock dividends	—	—	—	—	(201)	—	—	(201)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(6,536)	—	(6,536)
Translation adjustment	—	—	—	—	—	6,420	—	6,420
Net loss	—	—	—	—	—	—	(14,342)	(14,342)
Balances at December 31, 2015	335,273	$—	2,965,208	$3	$342,587	$(596)	$(323,159)	$18,835
Cumulative effect of change in Accounting
Principle for ASU 2016-09	—	—	—	—	89	—	(89)	—
Issue of common stock on At Market Issuance sales agreement	—	—	1,291,621	1	6,793	—	—	6,794
Stock-based compensation	—	—	—	—	782	—	—	782
Preferred stock dividends	—	—	—	—	(200)	—	—	(200)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(27,351)	—	(27,351)
Translation adjustment	—	—	—	—	—	27,204	—	27,204
Net loss	—	—	—	—	—	—	(11,791)	(11,791)
Balances at December 31, 2016	335,273	$—	4,256,829	4	350,051	(743)	(335,039)	$14,273

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2015	2016
Cash flows from operating activities:
Net loss	$(14,342)	$(11,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in valuation of financial instruments associated with stock purchase agreement	51	—
Depreciation expense	210	133
Gain on disposal of property and equipment	—	(12)
Stock-based compensation expense	745	782
Changes in operating assets and liabilities:
Prepaid expenses and other assets	342	439
Accounts payable and other current liabilities	(1,466)	370
Net cash used in operating activities	(14,460)	(10,079)
Cash flows from investing activities:
Purchases of property and equipment	(34)	(3)
Proceeds from sale of property and equipment	—	12
Minimum royalty payments received from termination of ALIGN license agreement	96	—
Net cash provided by investing activities	62	9
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	11,061	6,794
Payment of preferred stock dividend	(201)	(200)
Net cash provided by financing activities	10,860	6,594
Effect of exchange rate changes on cash and cash equivalents	(211)	(444)
Net decrease in cash and cash equivalents	(3,749)	(3,920)
Cash and cash equivalents at beginning of period	24,189	20,440
Cash and cash equivalents at end of period	$20,440	$16,520
Supplemental cash flow information:
Cash received during the period for:
Interest	10	38
Taxes	2,861	1,965
Non cash financing activities:
Accrual of preferred stock dividends	50	50
The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.
Organization of the Company and Basis of Presentation

Cyclacel Pharmaceuticals Inc., (“Cyclacel” or “the Company”) is a clinical-stage biopharmaceutical company using cell cycle, transcriptional regulation and DNA damage response biology to develop innovative, targeted medicines for cancer and other proliferative diseases. Cyclacel’s transcriptional regulation program is evaluating CYC065, a CDK inhibitor, in patients with advanced cancers. The DNA damage response program is evaluating a sequential regimen of sapacitabine and seliciclib, a CDK inhibitor, in patients with BRCA positive, advanced solid cancers. Cyclacel is analyzing stratified and exploratory subgroups from a Phase 3 study of sapacitabine in elderly patients with AML. Cyclacel’s strategy is to build a diversified biopharmaceutical business focused in hematology and oncology based on a pipeline of novel drug candidates.
As of December 31, 2016, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.
The Company is subject to risks and uncertainties common to early-stage companies in the biopharmaceutical industry, including, but not limited to, drug candidates developed by the Company typically will require approvals or clearances from the FDA, EMA or other similar regulatory agencies in other countries prior to commercial sales. There can be no assurance that the Company’s drug candidates will receive any of the required approvals or clearances. If the Company was denied approval or clearance or such approval was delayed, or is unable to obtain the necessary financing to complete development and approval, there will be a material adverse impact on the Company’s financial condition and results of operations. The Company has relied upon government grants to fund its earlier stage programs and does not expect to be able to continue to be successful in obtaining government grants to fund the Company’s research and development expenditure.
Through December 31, 2016, the Company has funded all of its operations and capital expenditures with proceeds from the issuance of public equity securities, private placements of securities, government grants, research and development tax credits, interest on investments, product revenue and licensing revenue. The Company has incurred recurring losses since its inception, including net losses of  $14.3 million and $11.8 million for the years ended December 31, 2015 and 2016, respectively. As of December 31, 2016, the Company had an accumulated deficit of  $335.0 million. The Company expects to continue to generate operating losses for the foreseeable future due to, among other things, costs related to the clinical development of its drug candidates, its preclinical programs and its administrative organization.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the financial statements of Cyclacel Pharmaceuticals, Inc. and all of the Company’s wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.
Going Concern
Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued. The Company expects that its cash of  $16.5 million as of December 31, 2016 will be sufficient to fund its operating expenses and capital expenditure requirements through to the end of 2018.
This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued, including:
a.
The Company’s current financial condition, including its liquidity sources

b.
The Company’s conditional and unconditional obligations due or anticipated within one year

c.
The funds necessary to maintain the Company’s operations considering its current financial condition, obligations, and other expected cash flows, and

d.
Other conditions and events, when considered in conjunction with the above that may adversely affect the Company’s ability to meet its obligations.

The future viability of the Company beyond 2018 is dependent on its ability to raise additional capital to finance its operations. The Company will need to raise substantial additional capital to pursue the transcriptional regulation program, evaluating CYC065, a CDK inhibitor, in patients with advanced cancers or the DNA damage response program, evaluating a sequential regimen of sapacitabine and seliciclib, a CDK inhibitor, in patients with BRCA positive, advanced solid cancers Additional funding may not be available to the Company on favorable terms, or at all. If the Company is unable to obtain additional funds, it will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to sapacitabine or its CDK inhibitors, if available, or be forced to delay or reduce the scope of its CDK inhibitors and sapacitabine development programs, including any potential regulatory filings related to the SEAMLESS study, and/or limit or cease its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.
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
Concentrations of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. Periodically, the Company maintains deposits in government insured financial institutions in excess of government insured limits. The Company deposits its cash in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any significant credit risk on cash.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of initial purchase to be cash equivalents. The objectives of the Company’s cash management policy are to safeguard and preserve funds, to maintain liquidity sufficient to meet Cyclacel’s cash flow requirements and to attain a market rate of return.
The Company’s cash and cash equivalents balance at December 31, 2016 was $16.5 million and it maintains its cash accounts in several entities both within the United States and the United Kingdom. The total cash balances for amounts held in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per account. The Company has cash balances exceeding the balance insured by the FDIC that totaled approximately $15.0 million at December 31, 2016. The total cash balances for amounts held in the United Kingdom are insured by the UK Government Financial Services Compensation Scheme (“FSCS”) up to £75,000 per account. The Company has cash balances exceeding the balance insured by the FSCS that totaled approximately $1.1 million at December 31, 2016.
Property and Equipment
The components of property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, which are generally three to five years. Amortization of leasehold improvements is performed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets, currently between five and fifteen years. Upon sale or retirement of assets, the costs and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss on sale is reflected as a component of operating income or loss. Expenditures for maintenance and repairs are charged to operating expenses as incurred.
Impairment of Long-lived Assets
The Company reviews property and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company assesses the recoverability of the potentially affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows.
Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset (or asset group) exceeds its fair value.
Fair Value of Financial Instruments
The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
•
Level 1 — Quoted prices in active markets for identical assets or liabilities.

•
Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•
Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The carrying values of cash and cash equivalents, financial instruments contained within other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
Embedded Derivatives
Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as a separate financial instrument. An embedded derivative existed within the common stock purchase with Aspire Capital Fund, LLC (“Aspire”) (See Note 10). The embedded derivative was bifurcated and classified as a liability on the balance sheet at December 31, 2014 and separately accounted for at its fair value. Changes in fair value of the derivative liability were recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss until the expiry of the Aspire common stock purchase agreement in July 2015.
Segments
The Company is managed and operated as one business which is focused on using cell cycle, transcriptional regulation and DNA damage response biology to develop innovative, targeted medicines for cancer and other proliferative diseases .The entire business is managed by a single management team that reports to the Chief Executive Officer. The Company does not operate separate lines of business with respect to any of its products or product candidates and the Company does not prepare discrete financial information with respect to separate products or product candidates or by location. Accordingly, the Company views its business as one reportable operating segment with development operations in two geographic areas, namely the United States and the United Kingdom.
Revenue Recognition
Collaboration, supply and licensing agreements
Consideration received is allocated to each of the separable elements in an arrangement using the relative selling price method. An element is separable if it has value to the customer on a stand-alone basis. The selling price used for each separable element will be based on vendor-specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available. The best estimate of the selling price is determined after considering all reasonably available information, including market data and conditions, entity-specific factors such as the cost structure of the deliverable and internal profit and pricing objectives. Revenue is recognized for each separate element when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.
Milestone payments which are non-refundable, non-creditable and contingent on achieving clinical milestones are recognized as revenues either on achievement of such milestones if the milestones are considered substantive or over the period the Company has continuing performance obligations, if the milestones are not considered substantive. When determining if a milestone is substantive, the Company considers the following factors:

•
The degree of certainty in achieving the milestone

•
The frequency of milestone payments

•
The Company’s efforts, which result in achievement of the milestone

•
The amount of the milestone payment relative to the other deliverables and payment terms, and

•
Whether the milestone payment is related to future performance or deliverables.

The Company records as deferred revenue any amounts received prior to satisfying the revenue recognition criteria. Deferred revenue not expected to be recognized within the next twelve months is reported as non-current deferred revenue. The Company has not recognized any deferred revenue as of December 31, 2015 and 2016.
Royalty income is recognized when the licensee sells the underlying product.
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
Patent Costs
Patent prosecution costs are charged to general and administrative expenses as incurred as recoverability of such expenditure is uncertain.
Leased Assets
The costs of operating leases are charged to operations on a straight-line basis over the lease term. Operating leases relate primarily to the Company’s research and development facilities and corporate headquarters.
Stock-based Compensation
The Company grants stock options, restricted stock units and restricted stock to officers, employees and directors under the 2015 Equity Incentive Plan (“2015 Plan”), which was approved on May 22, 2015 and which replaced the Amended and Restated Equity Incentive Plan (“2006 Plan”). Under both plans, the Company has granted various types of awards, which are described more fully in Note 11 — Stock-Based Compensation.

The Company measures all stock options and other stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards, over the requisite service period, which for the Company is the period between the grant date and the date the award vests or becomes exercisable. Most of the awards granted by the Company (and still outstanding), vest ratably over three or four years, however, certain awards granted to members of the Company’s Board of Directors vest in their entirety on the one-year anniversary following the date of grant. Generally, the Company issues stock options and restricted stock awards to employees with only service- based vesting conditions and records the expense for these awards using the straight-line method. However, in certain years, the Company granted restricted stock units to employees that were dependent upon the fulfillment of certain clinical and financial conditions. In such instances where the performance condition must be met for the award to vest, the company only recognizes expense in the period that the award becomes probable of vesting (See Note 11).
The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s payroll costs are classified.
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
The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The determination of grant-date fair value for stock option awards is estimated using the Black-Scholes model, which includes variables such as the expected volatility of the Company’s share price, expected term of the award, interest rates, and dividend yields.
The Company relies exclusively on its historical volatility as an input to the option pricing model as management believes that this rate will be representative of future volatility over the expected term of the options.
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
The expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.
Income Taxes
The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.
The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

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
In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2015 and 2016.
Comprehensive Income (Loss)
All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the years ended December 31, 2015 and 2016.
Recently Adopted Accounting Pronouncements
The Company has adopted ASU No. 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)). The guidance has been adopted prospectively to all awards granted or modified after January 1, 2016. The adoption of this guidance did not have any impact on the consolidated financial position, results of operations or cash flows.
The Company has adopted ASU No. 2014-16 (“ASU 2014-16”), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, which provides guidance on whether a derivative embedded in preferred stock must be bifurcated and accounted for separately from its host contract. ASU2014-16 applies to existing instruments issued prior to the effective date. The guidance has been adopted effective January 1, 2016. The adoption of this guidance did not have any impact on the consolidated financial position, results of operations or cash flows.
The Company has adopted ASU No. 2016-09, Compensation — Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which simplified several aspects of employee share-based payment accounting. In particular, the ASU permits entities to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. Effective January 1, 2016, the Company elected to recognize forfeitures as they occur. The impact of that change in accounting policy has been recorded as an $89,000 cumulative effect adjustment to accumulated deficit, as of December 31, 2015. The Company has recognized slightly higher share-based payment expense in the year ended December 31, 2016, relative to prior periods, as the effects of forfeitures will not be recognized until they occur, rather than being estimated at the time of grant and subsequently adjusted as and when necessary. The effects of adopting the remaining provisions in ASU 2016-09 affecting the income tax consequences of share-based payments, classification of awards as either equity or liabilities when an entity partially settles the award in cash in excess of the employer’s minimum statutory withholding requirements and classification in the statement of cash flows did not have any impact on the Company’s financial position, results of operations or cash flows.

The Company has adopted ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update will explicitly require a company’s management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances.
Recently Issued Accounting Pronouncements
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory (‘‘ASU 2016-16’’), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2016-16 will have on its consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2016-15 will have on its consolidated financial statements.
In February 2016, the FASB issued guidance on accounting for leases in ASU No, 2016-02. The guidance requires that lessees recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term at the commencement date. The guidance is effective for fiscal years beginning after December 15, 2018. Early application is permitted. The guidance must be adopted on a modified retrospective transition approach for leases existing, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of the guidance on the consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (‘‘ASU 2014-09’’), which supersedes existing revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle; (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The guidance is effective for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. ASU 2014-09 was amended by multiple accounting standards updates from 2014-2016.
The Company anticipates this standard will not have a material impact on its consolidated financial statements. While the Company is continuing to assess all potential impacts of the standard, the Company currently believes the most significant impact relates to its accounting for revenues related to grants received from government agencies or nonprofit organizations and revenues from contingent “milestone” based payments. Under the new standard the Company expects to report grant revenue, if new grants are obtained, in other income or as a contra against expenses. Historically grants have been reported in revenue, but as the grantor is not likely to be receiving a good or service in exchange for the payment the grant cannot be reported in revenue. The Company also expects to recognize revenue associated with contingent milestone-based payments at the time the contingent event is highly probable to be met, rather than when the milestone is achieved. However, given the limited number of potential milestones owed to Cyclacel, and the inherent risk involved in developing drugs, the milestones are unlikely to be impacted. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company currently intends to use the modified retrospective method when it adopts the new accounting standard.

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
Pursuant to the Daiichi Sankyo license under which the Company licenses certain patent rights for sapacitabine, its lead drug candidate, the Company is under an obligation to use reasonable endeavors to develop a product and obtain regulatory approval to sell a product and has agreed to pay Daiichi Sankyo an up-front fee, reimbursement for Daiichi Sankyo’s enumerated expenses, milestone payments and royalties on a country-by-country basis. The up-front fee, Phase 3 entry milestone, and certain past reimbursements have been paid. A further $10.0 million in aggregate milestone payments could be payable subject to achievement of all the specific contractual milestones which are primarily related to regulatory approval in various territories, and the Company’s decision to continue with these projects. Royalties are payable in each country for the term of patent protection in the country or for ten years following the first commercial sale of licensed products in the country, whichever is later. Royalties are payable on net sales. Net sales are defined as the gross amount invoiced by the Company or its affiliates or licensees, less discounts, credits, taxes, shipping and bad debt losses. The agreement extends from its commencement date to the date on which no further amounts are owed under it. If the Company wishes to appoint a third party to develop or commercialize a sapacitabine-based product in Japan, within certain limitations, Daiichi Sankyo must be notified and given a right of first refusal, with the right of first refusal ending sixty days after notification, to develop and/or commercialize in Japan. In general, the license may be terminated by the Company for technical, scientific, efficacy, safety, or commercial reasons on six months’ notice, or twelve months’ notice, if after a launch of a sapacitabine-based product, or by either party for material default. There were no milestones earned in 2015 or 2016.
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
The upfront and milestone payments have been allocated to the separate deliverables within the arrangement and recognized over the period in which the deliverables are met. The significant deliverables within the arrangement are : (1) license to ManRos Company’s know-how (2), initial technical assistance, (3) further technical assistance during the CF trial, (4) supply of product and (5) Company know how to facilitate trials. The Company believes that each of these deliverables represent separate units of accounting with standalone values. The consideration has been allocated to the five deliverables/accounting units based on the Company’s best estimate of selling prices because the Company does not have vendor-specific objective evidence or readily available third party evidence of the standalone selling price. The consideration allocated to the Company’s know-how was determined based on a market approach using similar license deals for a Phase 1/2 asset. The Company reviewed various licensing transactions in the public domain in the CF area and similar stage of asset development. In the year ended December 31, 2015 and 2016, the Company recognized revenue of $250,000 and $0, respectively.

4.
Cash and Cash Equivalents

The following is a summary of cash and cash equivalents at December 31, 2015 and 2016 (in thousands):
	December 31,
	2015	2016
Cash	$8,487	$5,332
Investments with original maturity of less than three months at the time of purchase	11,953	11,188
Total cash and cash equivalents	$20,440	$16,520

Investments with original maturity of less than three months at time of purchase are made up of money market funds and commercial paper.
5.
Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):
	Fair Value Measurements as of December 31, 2015 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$11,953	$—	$—	$11,953
Total Assets	$11,953	$—	$—	$11,953

	Fair Value Measurements as of December 31, 2016 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$11,188	$—	$—	$11,188
Total Assets	$11,188	$—	$—	$11,188

6.
Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets at December 31, 2015 and 2016 (in thousands):
	December 31,
	2015	2016
Research and development tax credit receivable	$2,093	$1,730
Prepayments	893	867
Grant receivable	326	—
VAT receivable	607	327
Deposits	132	132
Other current assets	75	41
Prepaid expenses and other current assets	$4,126	$3,097

7.
Property and Equipment

Property and equipment consisted of the following at December 31, 2015 and 2016 (in thousands):
	Lives in years	December 31,
		2015	2016
Leasehold improvements	5 to 15	$885	$792
Research and laboratory equipment	3 to 5	5,604	4,438
Office equipment and furniture	3 to 5	1,294	1,157
		7,783	6,387
Less: accumulated depreciation and amortization		(7,585)	(6,342)
		198	45

Depreciation and amortization expense for property and equipment was $0.2 and $0.1 million for the years ended December 31, 2015 and 2016, respectively. The Company did not sell any property or equipment during the year ended December 31, 2015. During the year ended December 31, 2016, the Company sold fully depreciated assets for proceeds of approximately $12,000.
8.
Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at December 31, 2015 and 2016 (in thousands):
	December 31,
	2015	2016
Accrued research and development	$3,284	$2,138
Accrued legal and professional fees	291	194
Other current liabilities	238	430
	$3,813	$2,762

9.
Commitments and Contingencies

General
Please refer to Note 3 — Significant Contracts for further discussion of certain of the Company’s commitments and contingencies.
Leases
In October 2000, the Company entered into a twenty-five year lease for its research and development facility in Dundee, Scotland. In May 2011, the Company extended its lease for office space at its headquarters in Berkeley Heights, New Jersey, through February 2017 and subsequently on a rolling monthly lease. Rent expense, which includes lease payments related to the Company’s research and development facilities and corporate headquarters and other rent related expenses was $0.5 and $ 0.5 million for each of the years ended December 31, 2015 and 2016, respectively.
The following is a summary of the Company’s future contractual obligations and commitments relating to its facilities leases as at December 31, 2016 (in thousands):
Operating Lease Obligation
2017	$345
2018	318
2019	311
2020	311
2021	311
thereafter	1,185
Total future minimum lease obligations	$2,781

10.
Stockholders’ Equity

Preferred Stock
As of December 31, 2016, there were 335,273 shares of the Company’s 6% Convertible Exchangeable (“Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board of Directors and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends.
The Company’s Board of Directors considers numerous factors in determining whether to declare the quarterly dividend pursuant to the Certificate of Designations governing the terms of the Company’s Preferred Stock, including the requisite financial analysis and determination of a surplus. Accrued and unpaid dividends in arrears on preferred stock were $0.7 million, or $1.95 per share, of preferred stock, as of December 31, 2015 and 2016.
The Preferred Stock is convertible at the option of the holder at any time into the Company’s shares of common stock at a conversion rate of approximately 0.00507 shares of common stock for each share of Preferred Stock based on a price of  $1,974. The Company has reserved 1,698 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at December 31, 2016. The shares of previously-converted Preferred Stock have been retired, cancelled and restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors as shares of Preferred Stock of one or more series.
The Company may automatically convert the Preferred Stock into common stock if the closing price of the Company’s common stock has exceeded $2,961, which is 150% of the conversion price of the Preferred Stock, for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion.
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
The Preferred Stock is exchangeable, in whole but not in part, at the option of the Company on any dividend payment date beginning on November 1, 2005 (the “Exchange Date”) for the Company’s 6% Convertible Subordinated Debentures (“Debentures”) at the rate of    $10.00 principal amount of Debentures for each share of Preferred Stock. The Debentures, if issued, will mature 25 years after the Exchange Date and have terms substantially similar to those of the Preferred Stock. No such exchanges have taken place as of December 31, 2016.
For the year ended December 31, 2015, the company declared dividends of $0.15 per share quarterly on its Preferred Stock. These dividends were paid on May 1, August 1 and November 2, 2015, and February 1, 2016, respectively.
On March 29, 2016, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s Preferred Stock. The cash dividend was paid on May 2, 2016 to the holders of record of the Preferred Stock as of the close of business on April 18, 2016.
On May 26, 2016, the Board of Directors of the Company declared a quarterly cash dividend in the amount of  $0.15 per share on the Company’s Preferred Stock. The cash dividend was paid on August 1, 2016 to the holders of record of the Preferred Stock as of the close of business on July 17, 2016.

On September 6, 2016, the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s Preferred Stock. The cash dividend was paid on November 1, 2016 to the holders of record of the Preferred Stock as of the close of business on October 17, 2016.
On December 7, 2016, the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s Preferred Stock. The cash dividend was paid on February 1, 2017 to the holders of record of the Preferred Stock as of the close of business on January 18, 2017.
Common Stock
June 2016 At Market Issuance
On June 23, 2016, the Company entered into a sales agreement with FBR (the “FBR Sales Agreement”), under which the Company may issue and sell shares of its common stock, from time to time through FBR, acting as its sales agent, under the Company’s effective “shelf” registration statement on Form S-3 which became effective on June 8, 2016. Under the FBR Sales Agreement, FBR may sell the shares of common stock by any method that is deemed to be an “at the market offering”. The Company will pay FBR a commission of 3.0% of the gross sales price per share sold. The Company is not obligated to make any sales of common stock under the FBR Sales Agreement. As of December 31, 2016, pursuant to a prospectus supplement dated June 23, 2016, the Company has sold 766,149 shares of common stock under the sales agreement for net proceeds of approximately $3.9 million and pursuant to a prospectus supplement dated August 30, 2016, the Company has sold 483,476 shares of common stock under the sales agreement for net proceeds of approximately $2.8 million. There are a further approximately $1.2 million of our shares of common stock that may be sold pursuant to the prospectus supplement dated as of August 30, 2016.
July 2015 Controlled Equity Offering SM
On July 10, 2015, the Company entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald (the “Cantor Sales Agreement”) under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $8.35 million through Cantor Fitzgerald. Under the Cantor Sales Agreement, Cantor Fitzgerald may sell shares of Cyclacel common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company will pay Cantor Fitzgerald a commission of up to 3.0% of the gross sales price per share sold. Cyclacel is not obligated to make any sales under the Cantor Sales Agreement. Effective as of June 17, 2016, and prior to entering into the FBR Sales Agreement, the Company and Cantor agreed to terminate the Cantor Sales Agreement. The Company had issued an aggregate of 114,078 shares pursuant to the Cantor Sales Agreement of which 41,996 were issued during the year ended December 31, 2016 for net proceeds of approximately $0.2 million.
March 2015 Public Offering
On March 9, 2015, the Company completed a public offering of 833,333 shares of its common stock at a price to the public of  $12.00 per share for proceeds, net of certain fees and expenses, of approximately $9.2 million.
November 2013 Stock Purchase Agreement
On November 14, 2013, the Company entered into a common stock Purchase Agreement with Aspire (the “Aspire Purchase Agreement”). Upon execution of the Aspire Purchase Agreement, Aspire purchased 42,626 shares of common stock for an aggregate purchase price of    $2.0 million. Under the terms of the Aspire Purchase Agreement, Aspire has committed to purchase up to an additional 253,503 shares from time to time as directed by the Company or, in certain instances, as agreed to by both parties, over the next two years at prices derived from the market prices on or near the date of each sale. However, such commitment is limited to an additional $18.0 million of share purchases. In consideration for entering into the Aspire Purchase Agreement, concurrent with the execution of the Aspire Purchase Agreement, the Company issued 13,842 shares of the Company’s common stock to Aspire in lieu of a commitment fee. The fair value of these shares were recorded as a component of other assets and re-measured each reporting period, until the agreement expired, with gains or losses reported in the consolidated statements of operations. During the year ended December 31, 2015, the Company sold all remaining 117,869 shares of common stock that were subject to the Aspire Purchase Agreement for net proceeds of approximately $1.4 million and the Aspire Purchase Agreement was automatically terminated by its terms.
Summary of Outstanding Warrants
The following table summarizes information about warrants outstanding at December 31, 2015:
Issued in Connection With	Expiration Date	Common Shares Issuable	Weighted Average Exercise Price
July 2011 stock issuance	2016	45,343	$114.24
Total		45,343	$114.24

There are no outstanding warrants at December 31, 2016. The 45,343 warrants outstanding at December 31, 2015 related to the July 2011 stock issuance and these warrants lapsed in July 2016. There were no exercises of warrants during the year ended December 31, 2015 and 2016.
Exercise of Stock Options
No stock options were exercised during the years ended December 31, 2015 and 2016.
11.
Stock-Based Compensation

Stock based compensation has been reported within expense line items on the consolidated statement of operations for 2015 and 2016 as shown in the following table (in thousands):
	Year Ended December 31,
	2015	2016
Research and development	$240	$305
General and administrative	505	477
Total	$745	$782

2015 Plan
On May 22, 2015, the Company’s stockholders approved the 2015 Plan, under which Cyclacel may make equity incentive grants to its officers, employees, directors and consultants. The Company has reserved 291,667 shares of its common stock under the 2015 Plan. The 2015 Plan replaces the 2006 Plan, under which there were no remaining reserved shares available for issuance as of September 30, 2015. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.
During 2015, the Company granted approximately 122,523 options to employees and directors with a grant date fair value of approximately $0.8 million.
During 2016, the Company granted approximately 197,841 options to employees and directors with a grant date fair value of approximately $0.7 million. Of these options, 189,091 are performance based, which will vest upon the fulfilment of certain clinical conditions and will terminate if they have not vested by December 31, 2020. The Company determined that the satisfaction of the vesting criteria was not probable as of December 31, 2016 and, as a result, did not record any expense related to these awards for the year ended December 31, 2016.The weighted average grant-date fair values of options granted during the years ended December 31, 2015 and 2016 were $6.16 and $3.66, respectively.
As of December 31, 2016, the total remaining unrecognized compensation cost related to the non-vested stock options amounted to approximately $0.4 million, which will be amortized over the weighted-average remaining requisite service period of 1.69 years.

During the years ended December 31, 2015 and 2016, the Company did not settle any equity instruments with cash.
The Company does not expect to be able to benefit from a tax deduction for stock option exercises that may occur during the year ended December 31, 2016 because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income for the year ended December 31, 2016.
Outstanding Options
A summary of the share option activity and related information is as follows:
	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	84,192	$170.88	6.58	$—
Granted	122,523	$7.60
Exercised	—	$—
Cancelled/forfeited	(417)	$813.84
Options Outstanding at December 31, 2015	206,298	$72.60	8.09	$—
Granted	197,841	$4.68
Exercised	—	$—
Cancelled/forfeited	(14,761)	$396.83
Options Outstanding at December 31, 2016	389,378	$25.80	5.83	$121.40
Unvested at December 31, 2016	(267,582)	$5.37	5.44	$121.40
Vested and exercisable at December 31, 2016	121,796	$70.67	6.68	$—

The assumptions used in the Black-Scholes option pricing model to determine the fair value of share options granted to employees and directors during the period are as follows:
	Year Ended December 31,
	2015	2016
Expected term (in years)	5 – 6	5 – 6
Risk-free interest rate	1.52% – 1.845%	1.37% – 1.50%
Volatility	96% – 108%	98% – 104%
Expected dividend yield over expected term	0.00%	0.00%
Resulting weighted average grant date fair value	$6.16	$3.66
12.
Employee Benefit Plans

Pension Plan
The Company operates a defined contribution group personal pension plan for all of its UK based employees. Company contributions to the plan totaled approximately $65,000 and $57,000 for the years ended December 31, 2015 and 2016, respectively.
401(k) Plan
The 401(k) Plan provides for matching contributions by the Company in an amount equal to the lesser of 100% of the employee’s deferral or 6% of the U.S. employee’s qualifying compensation. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to the employees until withdrawn. Company matching contributions are tax deductible by the Company when made. Company employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit of  $18,000 if under 50 years old and $24,000 if over 50 years old and to have those funds contributed to the 401(k) Plan. The Company made contributions of approximately $47,000 and $32,000 to the 401(k) Plan for the years ended December 31, 2015 and 2016, respectively.
13.
Taxes

(Loss) income from continuing operations before taxes is comprised of the following components for the years ended December 31, 2015 and 2016 (in thousands):
	Year Ended December 31,
	2015	2016
Domestic	$(2,520)	$(2,011)
Foreign	(13,966)	(11,763)
Loss from continuing operations before taxes	$(16,486)	$(13,774)

The benefit (provision) for income taxes from continuing operations consists of the following (in thousands):
	Year Ended December 31,
	2015	2016
Current – domestic	$—	$—
Current – foreign	2,144	1,983
Current – total	2,144	1,983
Deferred – domestic	—	—
Income tax benefit	$2,144	$1,983

The Company has incurred a taxable loss in each of the operating periods since incorporation. The income tax credits of $2.1 million and $ 2.0 million for the years ended December 31, 2015 and 2016, respectively, represent UK research and development (“R&D”) tax credits for expenditures in the United Kingdom that are refundable.
A reconciliation of the (benefit) provision for income taxes from continuing operations with the amount computed by applying the statutory federal tax rate to loss from continuing operations before income taxes is as follows (in thousands):
	Year Ended December 31,
	2015	2016
Loss from continuing operations before taxes	$(16,486)	$(13,774)
Income tax expense computed at statutory federal tax rate	(5,605)	(4,683)
Disallowed expenses and non-taxable income	27	12
Loss surrendered to generate R&D credit	2,479	1,945
Additional research and development tax relief	(3,402)	(2,827)
Change in valuation allowance	(4,189)	2,029
Foreign items, including change in tax rates, and other	6,882	1,238
Other foreign items	1,664	303
	$(2,144)	$(1,983)

Significant components of the Company’s deferred tax assets are shown below (in thousands):
	Year Ended December 31,
	2015	2016
Net operating loss carryforwards	$41,003	$42,851
Depreciation, amortization and impairment of property and equipment	101	137
Stock options	2,193	2,365
Research and development credits	4,021	4,021
Other	38	—
Deferred tax assets	47,356	49,374
Valuation allowance for deferred tax assets	(47,356)	(49,374)
Net deferred tax assets	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes.
A valuation allowance has been established, as realization of such assets is uncertain. The Company’s management evaluated the positive and negative evidence bearing upon the realizability of its deferred assets, and has determined that, at present, the Company may not be able to recognize the benefits of the deferred tax assets under the more likely than not criteria. Accordingly, a valuation allowance of approximately $49.4 million has been established at December 31, 2016. The valuation allowance has increased by approximately $2.0 million in 2016.
In certain circumstances, as specified in the Tax Reform Act of 1986, due to ownership changes, the Company’s ability to utilize its net operating loss (“NOL”) carryforwards may be limited. The benefit of deductions from the exercise of stock options is included in the NOL carryforwards. The benefit from these deductions will be recorded as a credit to additional paid-in capital if and when realized through a reduction of cash taxes. As of December 31, 2015 and 2016, the Company had federal NOLs of  $26.7 million and $ 28.4 million and foreign NOLs of $171.7 million and $178.2 million, respectively. The Company’s federal NOLs will start to expire in 2026, and the state NOLs totaling $18.7 million will start expiring in 2023. The Company’s foreign NOL’s do not expire under UK tax law. As of December 31, 2016, the Company had a US R&D credit carryforward of  $4.0 million which will start expiring in 2019.
Utilization of the NOLs may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company completed a Section 382 study as of June 30, 2014 noting there was no ownership change since the Company’s formation. Management has evaluated all significant tax positions at December 31, 2015 and 2016 and concluded that there are no material uncertain tax positions. The Company would recognize both interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception.
Tax years 2014, 2015 and 2016 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United Kingdom and the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the United Kingdom’s H.M. Revenue & Customs, the Internal Revenue Service (“IRS”) or state tax authorities. The Company is currently not under examination by the IRS or any other jurisdictions for any tax years.
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

14.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:
	Years ended December 31,
	2015	2016
Numerator:
Basic and diluted net loss per common share	$(14,543)	$(11,991)
Denominator:
Weighted-average number of common shares used in loss per share – basic and diluted	2,713,096	3,424,976
Loss per share – basic and diluted	$(5.36)	$(3.50)

The Company’s potential dilutive securities, which include stock options and warrants to purchase common stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:
	Year ended December 31,
	2015	2016
Stock options	206,298	389,378
Convertible preferred stock	1,698	1,698
Common stock warrants	45,343	—
Total shares excluded from calculation	253,340	391,076

15.
Geographic Information

Geographic information for the years ended December 31, 2015 and 2016 is as follows (in thousands):
	Year Ended December 31,
	2015	2016
Revenue
United Kingdom	$1,944	$843
Total Revenue	1,944	843
Net loss
United States	(2,520)	(2,211)
United Kingdom	(11,822)	(9,580)
Total Net Loss	$(14,342)	$(11,791)

	December 31,
	2015	2016
Total Assets
United States	17,199	15,197
United Kingdom	7,565	4,465
Total Assets	24,764	19,662
Long Lived Assets, net
United States	4	2
United Kingdom	194	43
Total Long Lived Assets, net	$198	$45

16.
Subsequent Events

On March 7, 2017, the Board of Directors declared a quarterly cash dividend in the amount of  $0.15 per share on the Company’s Preferred Stock. The cash dividend is due to be paid on May 1, 2017 to the holders of record of the Preferred Stock as of the close of business on April 14, 2017.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.   Controls and Procedures
(a) Disclosure Controls:
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2016.
Pursuant to this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the end of the period covered by this report, our disclosure controls and procedures were effective.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.
Based on this assessment, management determined that, as of December 31, 2016, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
(c) Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.   Other information
Not applicable.

PART III
Item 10.   Directors, Executive Officers and Corporate Governance
The information required by item 10 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2016 fiscal year pursuant to Regulation 14A for its 2017 Annual Meeting of Stockholders.
Item 11.   Executive Compensation
The information required by item 11 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2016 fiscal year pursuant to Regulation 14A for its 2017 Annual Meeting of Stockholders.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by item 12 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2016 fiscal year pursuant to Regulation 14A for its 2017 Annual Meeting of Stockholders.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
The information required by item 13 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2016 fiscal year pursuant to Regulation 14A for its 2017 Annual Meeting of Stockholders.
Item 14.   Principal Accountant Fees and Services
The information required by item 14 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2016 fiscal year pursuant to Regulation 14A for its 2017 Annual Meeting of Stockholders.

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

(3)
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

(b)
Exhibits:

Exhibit Number	Description
1.1	Engagement Letter, dated March 3, 2015, by and between Cyclacel Pharmaceuticals, Inc. and H.C. Wainwright & Co., LLC (previously filed Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on March 4, 2015, and incorporated herein by reference).
1.2	Controlled Equity Offering Sales Agreement, dated July 10, 2015, by and among the Company and Cantor Fitzgerald & Co. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally field with the SEC on July 10, 2015, and incorporated herein by reference).
1.3	At Market Issuance Sales Agreement, dated as of June 23, 2016, between the Company and FBR Capital Markets & Co. (previously filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, originally filed wih the SEC on June 23, 2016, and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of Cyclacel Pharmaceuticals, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on April 1, 2013, and incorporated herein by reference).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cyclacel Pharmaceuticals, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 27, 2016, and incorporated herein by reference).
3.3	Amended and Restated Bylaws of Cyclacel Pharmaceuticals, Inc. (Previously filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, File No. 000-50626, originally filed with the SEC on March 31, 2011 and incorporated herein by reference).
3.4	Preferred Stock Certificate of Designations (previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on November 5, 2004, and incorporated herein by reference).
4.1	Specimen of Common Stock Certificate (previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, File No. 333-109653, originally filed with the SEC on October 10, 2003, as subsequently amended, and incorporated herein by reference).
4.2	Specimen of Preferred Stock Certificate of Designation (previously filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-1, File No. 333-119585, originally filed with the SEC on October 7, 2004, as subsequently amended, and incorporated herein by reference).
4.3	Form of Warrant to purchase shares of Cyclacel Pharmaceuticals, Inc. Common Stock (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on July 1, 2011, and incorporated herein by reference).
4.4	Registration Rights Agreement, dated as of December 14, 2012, by and between the Company and Aspire Capital Fund, LLC (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 17, 2012, and incorporated herein by reference).

Exhibit Number	Description
4.5	Registration Rights Agreement, dated November 14, 2013, by and between the Company and Aspire Capital Fund, LLC (previously filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed with the SEC on November 14, 2013, and incorporated herein by reference).
10.1	Stock Purchase Agreement, dated December 15, 2005, between Xcyte Therapies, Inc., and Cyclacel Group plc (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 20, 2005, and incorporated herein by reference).
10.2	Amendment No. 1 to the Stock Purchase Agreement, dated January 13, 2006, between Xcyte Therapies Inc., and Cyclacel Group plc (previously filed as exhibit 2.1 to the Registrant’s current report on Form 8-K filed with the Commission on January 19, 2006, and incorporated herein by reference).
10.3†	Amended and Restated Equity Incentive Plan (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 24, 2012, and incorporated by reference).
10.4†	Equity Incentive Plan (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 22, 2015, and incorporated by reference).
10.5†	Employment Agreement by and between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis, dated as of January 1, 2014 (previously filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 24, 2014, and incorporated by reference).
10.6†	Employment Agreement by and between Cyclacel Pharmaceuticals, Inc. and Paul McBarron, dated as of January 1, 2014 (previously filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 24, 2014, and incorporated by reference).
10.7†	Form of Change in Control Agreement by and between Cyclacel Pharmaceuticals, Inc. and Dr. Judy Chiao, dated as of December 10, 2010 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 14, 2010, and incorporated herein by reference).
10.8	Agreement between the Company and Scottish Enterprise dated March 27, 2006 (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2009, originally filed with the SEC on August 13, 2009, and incorporated herein by reference).
10.9	Addendum to Agreement between the Company and Scottish Enterprise dated June 22, 2009 (previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2009, originally filed with the SEC on August 13, 2009, and incorporated herein by reference).
10.10#	License Agreement by and between Sankyo Co., Ltd. and Cyclacel Limited, dated September 10, 2003, and letter amendments dated April 1, 2004 and April 28, 2004 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2011, originally filed with the SEC on August 12, 2011, and incorporated herein by reference).
10.11#	Amendment No. 4 to License Agreement between Daiichi Sankyo Company, Limited and Cyclacel Limited, dated July 11, 2011(previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2011, originally filed with the SEC on August 12, 2011, and incorporated herein by reference).

Exhibit Number	Description
10.12	Common Stock Purchase Agreement, dated November 14, 2013, by and between Cyclacel Pharmaceuticals, Inc. and Aspire Capital Fund, LLC (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed with the SEC on November 14, 2013, and incorporated herein by reference).
10.13	Form of Securities Purchase Agreement, by and between Cyclacel Pharmaceuticals, Inc. and certain investors (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on March 4, 2015, and incorporated herein by reference).
10.14†*	Employment Extension Agreement by and between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis, dated as of December 22, 2016.
10.15†*	Employment Extension Agreement by and between Cyclacel Pharmaceuticals, Inc. and Paul McBarron, dated as of December 22, 2016.
21	Subsidiaries of Cyclacel Pharmaceuticals, Inc. (previously filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 26, 2014, and incorporated herein by reference).
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Spiro Rombotis, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Paul McBarron, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Spiro Rombotis, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2**	Certification of Paul McBarron, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
101	The following materials from Cyclacel Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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
CYCLACEL PHARMACEUTICALS, INC.
Date: March 31, 2017	By:	/s/ Paul McBarron Paul McBarron Chief Operating Officer, Chief Financial Officer & Executive Vice President, Finance (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Spiro Rombotis Spiro Rombotis	President & Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2017
/s/ Paul McBarron Paul McBarron	Chief Operating Officer, Chief Financial Officer & Executive Vice President, Finance (Principal Financial and Accounting Officer) and Director	March 31, 2017
/s/ Dr. David U’Prichard Dr. David U’Prichard	Chairman	March 31, 2017
/s/ Dr. Christopher Henney Dr. Christopher Henney	Vice Chairman	March 31, 2017
/s/ Sir John Banham Sir John Banham	Director	March 31, 2017
/s/ Samuel L. Barker Samuel L. Barker	Director	March 31, 2017
/s/ Gregory Hradsky Gregory Hradsky	Director	March 31, 2017
/s/ Lloyd Sems Lloyd Sems	Director	March 31, 2017