Form 10-Q
period 2017-03-31
Cyclacel Pharmaceuticals, Inc.
filed 2017-05-12
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter):

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

As of May 12, 2017 there were 4,272,947 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Unless stated otherwise, the information contained in these consolidated financial statements gives effect to a one-for-twelve reverse stock split of our common shares effected on May 27, 2016.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

	December 31,	March 31,
	2016	2017
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,520	$12,729
Prepaid expenses and other current assets	3,097	4,305
Total current assets	19,617	17,034
Property, plant and equipment (net)	45	39
Total assets	$19,662	$17,073
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,497	$1,652
Accrued and other current liabilities	2,762	2,476
Total current liabilities	5,259	4,128
Other liabilities	130	127
Total liabilities	5,389	4,255
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2016 and March 31, 2017; 335,273 shares issued and outstanding at December 31, 2016 and March 31, 2017. Aggregate preference in liquidation of $4,006,512 at December 31, 2016 and March 31, 2017.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2016 and March 31, 2017; 4,256,829 and 4,272,947 shares issued and outstanding at December 31, 2016 and March 31, 2017 respectively.	4	4
Additional paid-in capital	350,051	350,156
Accumulated other comprehensive loss	(743)	(748)

Accumulated deficit	(335,039)	(336,594)
Total stockholders’ equity	14,273	12,818
Total liabilities and stockholders’ equity	$19,662	$17,073

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2017
Revenues:
Grant revenue	$139	$—
Total revenues	139	—
Operating expenses:
Research and development	2,499	1,312
General and administrative	1,384	1,381
Total operating expenses	3,883	2,693
Operating loss	(3,744)	(2,693)
Other income (expense):
Foreign exchange gains (losses)	180	(59)
Interest income	10	12
Other income, net	20	879
Total other income,net	210	832
Loss before taxes	(3,534)	(1,861)
Income tax benefit	493	306
Net loss	(3,041)	(1,555)
Dividend on convertible exchangeable preferred shares	(50)	(50)
Net loss applicable to common stockholders	$(3,091)	$(1,605)

Basic and diluted earnings per common share:

Net loss per share – basic and diluted	$(1.04)	$(0.38)
Weighted average common shares outstanding	2,965,208	4,271,324

The accompanying notes are an integral part of these consolidated financial statements.

4

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended March 31,
	2016	2017

Net loss	$(3,041)	$(1,555)

Translation adjustment	4,295	(1,940)

Unrealized foreign exchange gain on intercompany loans	(4,361)	1,935
Comprehensive loss	$(3,107)	$(1,560)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Three months Ended March 31,
	2016	2017
Operating activities:
Net loss	$(3,041)	$(1,555)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	42	9
Stock-based compensation	221	69
Changes in operating assets and liabilities:

Prepaid expenses and other assets	(182)	(1,137)
Accounts payable and other current liabilities	(187)	(1,196)
Net cash used in operating activities	(3,147)	(3,810)
Investing activities:
Purchase of property, plant and equipment	—	(2)

Net cash used in investing activities	—	(2)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	86
Payment of preferred stock dividend	(50)	(50)

Net cash used in financing activities	(50)	36
Effect of exchange rate changes on cash and cash equivalents	(128)	(15)

Net increase / (decrease) in cash and cash equivalents	(3,325)	(3,791)
Cash and cash equivalents, beginning of period	20,440	16,520
Cash and cash equivalents, end of period	$17,115	$12,729

Supplemental cash flow information:
Cash received during the period for:
Interest	10	12
Taxes	-	8

Non cash financing activities:
Accrual of preferred stock dividends	50	50

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Company Overview

Nature of Operations

Cyclacel Pharmaceuticals, Inc. (“Cyclacel” or “the Company”), is a clinical-stage biopharmaceutical company using cell cycle control, transcriptional regulation and DNA damage response biology to develop innovative, targeted medicines for cancer and other proliferative diseases. Cyclacel is a pioneer company in the field of cell cycle biology with a vision to improve patient healthcare by translating cancer biology into medicines.

As of March 31, 2017, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of March 31, 2017, the consolidated statements of operations, comprehensive loss and cash flows for the three months ended March 31, 2017 and 2016, and all related disclosures contained in the accompanying notes are unaudited. The consolidated balance sheet as of December 31, 2016 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”). The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of March 31, 2017, and the results of operations, comprehensive loss and cash flows for the three months ended March 31, 2017, have been made. The interim results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2016 that are included in the Company’s Annual Report on Form 10-K filed with the SEC.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include inputs used to determine clinical trial accruals, research and development expenditures, stock-based compensation expense and the recognition of revenue, which Cyclacel reviews on an on going basis. The estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates. Cyclacel believes the judgments and estimates required by the following accounting policies to be significant in the preparation of the Company’s consolidated financial statements.

Risks and Uncertainties

Drug candidates developed by the Company typically will require approvals or clearances from the Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”) or other international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s drug candidates will receive any of the required approvals or clearances. If the Company was denied approval or clearance or such approval was delayed, or is unable to obtain the necessary financing to complete development and approval, there will be a material adverse impact on the Company’s financial condition and results of operations. The Company has relied upon government grants to fund its earlier stage programs and does not expect to be able to continue to be successful in obtaining government grants to fund the Company’s research and development activities.

Going Concern

Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued. The Company expects that its cash of $12.7 million as of March 31, 2017 will be sufficient to fund its operating expenses and capital expenditure requirements through to the end of 2018.

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

The future viability of the Company beyond the end of 2018 is dependent on its ability to raise additional capital to finance its operations. The Company will need to raise substantial additional capital to pursue the transcriptional regulation program, evaluating CYC065, a CDK inhibitor, in patients with advanced cancers or the DNA damage response program, evaluating a sequential regimen of sapacitabine and seliciclib, a CDK inhibitor, in patients with BRCA positive, advanced solid cancers Additional funding may not be available to the Company on favorable terms, or at all. If the Company is unable to obtain additional funds, it will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to sapacitabine or its CDK inhibitors, if available, or be forced to delay or reduce the scope of its CDK inhibitors and sapacitabine development programs, including any potential regulatory filings related to the SEAMLESS study, and/or limit or cease its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

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

The Company’s cash and cash equivalents balance at March 31, 2017 was $12.7 million and it maintains its cash accounts in several entities both within the United States and the United Kingdom. The total cash balances for amounts held in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per account. The Company has cash balances exceeding the balance insured by the FDIC that totaled approximately $11.6 million at March 31, 2017. The total cash balances for amounts held in the United Kingdom are insured by the UK Government Financial Services Compensation Scheme (“FSCS”) up to £75,000 per account. The Company has cash balances exceeding the balance insured by the FSCS that totaled approximately $0.8 million at March 31, 2017.

Fair Value of Financial Instruments

Financial instruments consist of cash equivalents, accounts payable and accrued liabilities. The carrying amounts of cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to the nature of the accounts, notably their short maturities.

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the three months ended March 31, 2016 and 2017.

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

The following potentially dilutive shares of common stock have not been included in the computation of diluted net loss per share for the three months ended March 31, 2016 and 2017, as the result would be anti-dilutive:

	March 31, 2016	March 31, 2017
Stock options	376,775	387,519
Convertible preferred stock	1,698	1,698
Common stock warrants	45,343	-
Total shares excluded from calculation	423,816	389,217

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in $000s):

	December 31,	March 31,
	2016	2017
Research and development tax credit receivable	$1,730	$2,053
Prepayments	867	705
Accounts receivable	10	879
Other taxes receivable	327	399
Deposits	132	132
Other current assets	31	137
	$3,097	$4,305

Included in current assets as at March 31, 2017 is approximately $0.9 million of receivables. This relates to a transaction in December 2005, whereby Xcyte Therapies, Inc. sold certain asssets and intellectual property owned by Xcyte to Life Technologies Corporation, or LTC, (formerly Invitrogen Corporation) through an asset purchase agreement and other related agreements. The assets and technology were not part of the product development plan following the transaction between Xcyte Therapies, Inc. and Cyclacel in March 2006. The company recognized $0.9 million of income under this agreement during the three months ended March 31, 2017.

5.	Accrued and Other Liabilities

Accrued and other current liabilities consisted of the following (in $000s):

	December 31,	March 31,
	2016	2017
Accrued research and development	$2,138	$1,855
Accrued legal and professional fees	194	271
Other current liabilities	430	350
	$2,762	$2,476

6.	Stock Based Compensation

ASC 718 requires compensation expense associated with share-based awards to be recognized over the requisite service period, which for the Company is the period between the grant date and the date the award vests or becomes exercisable. Most of the awards granted by the Company (and still outstanding) vest ratably over one to four years. The Company recognizes all share-based awards under the straight-line attribution method, assuming that all granted awards will vest. Forfeitures will be recognized in the periods when they occur.

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three months ended March 31, 2016 and 2017 as shown in the following table (in $000s):

	Three Months Ended March 31,
	2016	2017
General and administrative	$142	$50
Research and development	79	19
Stock-based compensation costs before income taxes	$221	$69

2015 Plan

On May 22, 2015, the Company’s stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”), under which Cyclacel may make equity incentive grants to its officers, employees, directors and consultants. The company has reserved 291,667 shares of the Company’s common stock under the 2015 Plan. The 2015 Plan replaces the 2006 Equity Incentive Plan (the “2006 Plan”), under which there were no remaining reserved shares to be granted. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

There were no options granted during the three months ended March 31, 2017.

In 2016, 189,091 options were granted that are performance based. These options will vest upon the fulfillment of certain clinical conditions and will terminate if they have not vested by December 31, 2020. The Company determined that the satisfaction of the vesting criteria was not probable as of March 31, 2017 and, as a result, did not record any expense related to these awards for the three months ended March 31, 2017.

There were no stock options exercised during each of the three months ended March 31, 2016 and 2017, respectively. The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur during the year ended December 31, 2017 because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income for the year ended December 31, 2017.

Outstanding Options

A summary of the share option activity and related information is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Options outstanding at December 31, 2016	389,379	25.80	5.83	121
Granted	-	-
Cancelled/forfeited	(1,860)	655.18
Options outstanding at March 31, 2017	387,519	22.78	5.61	—
Unvested at March 31, 2017	(258,124)	5.28	5.08	—
Vested and exercisable at March 31, 2017	129,395	57.68	6.68	—

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718.

7.	Commitments and Contingencies

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

8.	Stockholders Equity

Preferred Stock

As of March 31, 2017, there were 335,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s shares of common stock at a conversion rate of approximately 0.00507 shares of common stock for each share of Preferred Stock based on a price of $1,974. The Company has reserved 1,698 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at March 31, 2017. The shares of previously-converted Preferred Stock have been retired, cancelled and restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors as shares of Preferred Stock of one or more series.

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

On March 7, 2017, the Board declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”). The cash dividend was paid on May 1, 2017 to the holders of record of the Preferred Stock as of the close of business on April 14, 2017.

Common Stock

June 2016 At Market Issuance

On June 23, 2016, the Company entered into a sales agreement with FBR (the “FBR Sales Agreement”), under which the Company may issue and sell shares of its common stock, from time to time through FBR, acting as its sales agent. Under the FBR Sales Agreement, FBR may sell the shares of common stock by any method that is deemed to be an “at the market offering”. The Company will pay FBR a commission of 3.0% of the gross sales price per share sold. The Company is not obligated to make any sales of common stock under the FBR Sales Agreement. In the three months ended March 31, 2017, the Company sold 16,118 shares of common stock under the sales agreement for net proceeds of approximately $0.1 million.

During April 2017, the Company sold a further 167,000 shares of common stock for net proceeds of approximately $1.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including, without limitation, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend that the forward-looking statements be covered by the safe harbor for forward-looking statements in the Exchange Act. The forward-looking information is based on various factors and was derived using numerous assumptions. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions.

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2016, as updated and supplemented by Part II, Item 1A, entitled “Risk Factors,” of our Quarterly Reports on Form 10-Q, and elsewhere in this report. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, “Cyclacel,” the “Company,” “we,” “us,” and “our” refer to Cyclacel Pharmaceuticals, Inc.

Overview

Through the first quarter of 2017, our focus has been on our transcriptional regulation program where we are evaluating our cyclin dependent kinase, or CDK, inhibitor and our DNA damage response, or DDR, program where we are evaluating sapacitabine in combination with our CDK inhibitor seliciclib in solid tumors in a Phase1/2 study. Additionally, we are completing the analysis of data from SEAMLESS, the Phase 3 study in AML and closing the last remaining clinical trial sites.

Transcriptional Regulation Program

We are progressing clinical development of our CDK inhibitor CYC065 in an ongoing, first-in-human, Phase 1 trial in patients with advanced solid tumors.

CDKs are a family of enzymes first discovered as regulators of the cell cycle, but now understood to also provide pivotal functions in the regulation of transcription, DNA repair and metastatic spread. The precise selectivity of an individual CDK inhibitor molecule for specific CDKs is key to targeting particular tumor types and minimizing undesirable side effects through non-specific antiproliferative activity.

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

Similar to the approved CDK inhibitors palbociclib and ribociclib, CYC065 may be most useful as a therapy for patients with both liquid and solid tumors in combination with other anticancer agents, including Bcl-2 antagonists, such as venetoclax, or HER2 inhibitors, such as trastuzumab.

DNA Damage Response, or DDR, Program

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

We have focused on developing treatments targeting DNA damage pathways for several years. For example, drug candidate sapacitabine is an oral nucleoside analogue prodrug whose metabolite, CNDAC, generates single-strand DNA breaks, or SSB, either leading to arrest of the cell cycle at G2 phase or development of double-strand DNA breaks, or DSB. Repair of CNDAC-induced DSB is dependent on the homologous recombination, or HR repair pathway. BRCA mutations in cancer cells are a cause of HR deficiency, making such cancer cells susceptible to cell death induced by sapacitabine.

We are evaluating sapacitabine in a Phase 1/2 combination study with seliciclib in patients with BRCA mutations.

In addition to these development programs, we are completing the analysis of data from SEAMLESS, the Phase 3 study in acute myeloid leukemia, or AML, in the elderly, in an alternating schedule with decitabine and closing the last remaining clinical trial sites.

Cyclacel currently retains virtually all marketing rights worldwide to the compounds associated with the Company’s drug programs.

Subsequent Events

Sales Issued Pursuant to the June 2016 At Market Issuance

In April 2017, the company issued 167,000 shares of common stock pursuant to the FBR Sales Agreement for net proceeds of approximately $1.0 million.

Results of Operations

Three Months Ended March 31, 2016 and 2017

Results of Continuing Operations

Revenues

The following table summarizes the components of our revenues for the three months ended March 31, 2016 and 2017 (in $000s, except percentages):

	Three Months Ended March 31,		Difference
	2016	2017	$	%
Grant revenue	$139	$-	$(139)	(100)

We recognized $0.1 million and nil in grant revenue for the three months ended March 31, 2016 and 2017, respectively, from the European Union and the Biomedical Catalyst of the United Kingdom government.

The future

We will not recognize further grant revenue for the CYC140 program, as the grant from the Biomedical Catalyst of the United Kingdom government ended in November 2016. Although we may apply for additional grants in 2017, we are not certain of our ability to obtain grant revenue in 2017. Recognition of further revenue under the collaboration, licensing and supply agreement with ManRos Therapeutics SA is dependent on the clinical progress of the program, which we do not control.

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

The following table provides information with respect to our research and development expenditures for the three months ended March 31, 2016 and 2017 (in $000s except percentages):

	Three Months Ended March 31,		Difference
	2016	2017	$	%
Sapacitabine	$1,836	$960	$(876)	(48)
Other costs related to research and development programs, management and exploratory research	663	352	(311)	(47)
Total research and development expenses	$2,499	$1,312	$(1,187)	(48)

Total research and development expenses represented 64% and 49% of our operating expenses for the three months ended March 31, 2016 and 2017, respectively.

Research and development expenditures decreased by $1.2 million from $2.5 million for the three months ended March 31, 2016 to $1.3 million for the three months ended March 31, 2017. Research and development expenses relating to sapacitabine decreased by $0.9 million from $1.8 million for the three months ended March 31, 2016 to $1.0 million for the three months ended March 31, 2017, primarily as a result of a reduction in expenditures associated with the SEAMLESS Phase 3 trial as clinical sites are closed.

The future

We anticipate that overall research and development expenditures for the year ended December 31, 2017 will decrease compared to the year ended December 31, 2016, as we close the remaining clinical study sites for SEAMLESS. The timing and extent of any future SEAMLESS expenditures, including the possibility of registration submissions to regulatory authorities in Europe and the U.S., are dependent upon final clinical data.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three months ended March 31, 2016 and 2017 (in $000s except percentages):

	Three Months Ended March 31,		Difference
	2016	2017	$	%
Total general and administrative expenses	$1,384	$1,381	$(3)	0

Total general and administration expenses represented 36% and 51% of our operating expenses for the three months ended March 31, 2016 and 2017, respectively. General and administrative expenses remained flat at $1.4 million for the three months ended March 31, 2016 and 2017.

The future

We expect general and administrative expenditures for the year ended December 31, 2017 compared to our expenditures for the year ended December 31, 2016 to remain relatively flat.

Other income (expense), net

The following table summarizes other income (expense) for the three months ended March 31, 2016 and 2017 (in $000 except percentages):

	Three Months Ended March 31,		Difference
	2016	2017	$	%
Foreign exchange gains / (losses)	$180	$(59)	$(239)	(133)
Interest income	10	12	2	20
Other income, net	20	879	859	4,295
Total other income (expense)	$210	$832	$622	296

Total other income increased by approximately $0.6 million, from $0.2 million for the three months ended March 31, 2016 to $0.8 million for the three months ended March 31, 2017. The increase in other income is primarily related to income received under an Asset Purchase Agreement, or APA, with Life Technologies Corporation, or LTC, (formerly Invitrogen Corporation) , in respect of certain assets and intellectual property owned by Xcyte Therapies, Inc., or Xcyte, and sold to LTC in December 2005. The assets and technology were not part of our product development plan following the transaction between Xcyte and Cyclacel in March 2006. We have no knowledge of LTC’s activities and cannot predict when we may receive income under the APA, if any.

Foreign exchange gains

Foreign exchange losses increased by approximately $0.2 million, from a gain of $0.2 million for the three months ended March 31, 2016, to a loss of $0.1 million for the three months ended March 31, 2017.

The future

Other income (expense), net for the year ended December 31, 2017 will continue to be impacted by changes in foreign exchange rates and the receipt of income under the APA. As we are not in control of sales made by LTC we are unable to estimate the level and timing of income under the APA, if any.

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

The following table summarizes total income tax benefit for the three months ended March 31, 2016 and 2017 (in $000s except percentages):

	Three Months Ended March 31,		Difference
	2016	2017	$	%
Total income tax benefit	$493	$306	$(187)	(38)

The total income tax benefit, which comprised of research and development tax credits recoverable, decreased by $0.2 million from an income tax benefit of $0.5 million for the three months ended March 31, 2016 to an income tax benefit of $0.3 million for the three months ended March 31, 2017. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so. The amount of tax credits we will receive is entirely dependent on the amount of eligible expenses we incur. We expect our qualifying research and development expenditure to decrease for the year ended December 31, 2017 in comparison to the year ended December 31, 2016.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of March 31, 2016 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2016	2017
Cash and cash equivalents	$17,115	$12,729
Working capital:
Current assets	21,310	17,034
Current liabilities	(5,396)	(4,128)
Total working capital	$15,914	$12,906

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments, licensing revenue, and a limited amount of product revenue from operations discontinued in September 2012. We have incurred significant losses since our inception. As of March 31, 2017, we had an accumulated deficit of $ 336.6 million.

Cash Flows

Cash used in operating, investing and financing activities for the three months ended March 31, 2016 and 2017 is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2017
Net cash used in operating activities	$(3,147)	$(3,810)
Net cash used in investing activities	—	(2)
Net cash used in financing activities	(50)	36

Operating activities

Net cash used in operating activities increased by $ 0.7 million, from $3.1 million for the three months ended March 31, 2016 to $ 3.8 million for the three months ended March 31, 2017. The increase in cash used by operating activities was primarily the result of a change in working capital of $1.9 million offset by a reduction in net loss of $1.5 million.

Investing activities

Net used by investing activities remained flat at approximately $2,000.

Financing activities

Net cash used in financing activities was $36,000 for the three months ended March 31, 2017, primarily as a result of approximately $0.1 million in net proceeds from the issuance of common stock under At Market Issuance Sales Agreement with FBR entered into in June 2016 offset by a dividend payment of approximately $50,000 to the holders of our Preferred Stock. Net cash used by financing activities for the three months ended March 31, 2016 was approximately $50,000 being payment of a dividend to the holders of our Preferred Stock

Operating Capital and Capital Expenditure Requirements

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of March 31, 2017, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016. For a further discussion of our Risk Factors, refer to Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: May 12, 2017	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and
Executive Vice President, Finance

