Form 10-Q
period 2017-06-30
Cyclacel Pharmaceuticals, Inc.
filed 2017-08-10
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

As of August 8, 2017 there were 11,400,447 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Unless stated otherwise, the information contained in these consolidated financial statements gives effect to a one-for-twelve reverse stock split of our common shares effected on May 27, 2016

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

	December 31,	June 30,
	2016	2017
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,520	$13,591
Prepaid expenses and other current assets	3,097	2,460
Total current assets	19,617	16,051
Property, plant and equipment (net)	45	32
Total assets	$19,662	$16,083
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,497	$2,038
Accrued and other current liabilities	2,762	2,281
Total current liabilities	5,259	4,319
Other liabilities	130	128
Total liabilities	5,389	4,447
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2016 and June 30, 2017; 335,273 shares issued and outstanding at December 31, 2016 and June 30, 2017. Aggregate preference in liquidation of $4,006,512 at December 31, 2016 and June 30, 2017.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2016 and June 30, 2017; 4,256,829 and 4,439,947 shares issued and outstanding at December 31, 2016 and June 30, 2017 respectively.	4	4
Additional paid-in capital	350,051	351,148
Accumulated other comprehensive loss	(743)	(736)
Accumulated deficit	(335,039)	(338,780)
Total stockholders’ equity	14,273	11,636
Total liabilities and stockholders’ equity	$19,662	$16,083

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six months Ended June 30,
	2016	2017	2016	2017
Revenues:
Grant revenue	$222	$-	$361	$-
Operating expenses:
Research and development	2,637	1,222	5,136	2,534
General and administrative	1,345	1,267	2,729	2,648
Total operating expenses	3,982	2,489	7,865	5,182
Operating loss	(3,760)	(2,489)	(7,504)	(5,182)
Other income (expense):
Foreign exchange gains (losses)	138	16	318	(43)
Interest income	13	18	23	30
Other income, net	18	-	38	879
Total other income (expense)	169	34	379	866
Loss before taxes	(3,591)	(2,455)	(7,125)	(4,316)
Income tax benefit	626	268	1,119	574
Net loss	(2,965)	(2,187)	(6,006)	(3,742)
Dividend on convertible exchangeable preferred shares	(50)	(50)	(100)	(100)
Net loss applicable to common shareholders	$(3,015)	$(2,237)	$(6,106)	$(3,842)

Basic and diluted earnings per common share:
Net loss per share – basic and diluted	$(1.01)	$(0.50)	$(2.05)	$(0.88)
Weighted average common shares outstanding	3,000,192	4,434,441	2,982,508	4,353,333

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended June 30,		Six months Ended June 30,
	2016	2017	2016	2017

Net loss	$(2,965)	$(2,187)	$(6,006)	$(3,742)

Translation adjustment	(10,620)	(6,613)	(15,047)	(8,553)
Unrealized foreign exchange gain on intercompany loans	10,545	6,626	14,906	8,561
Comprehensive loss	$(3,040)	$(2,174)	$(6,147)	$(3,734)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Six months Ended June 30,
	2016	2017
Operating activities:
Net loss	$(6,006)	$(3,742)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	75	17
Stock-based compensation	420	135
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,012	746
Accounts payable and other current liabilities	316	(1,167)
Net cash used in operating activities	(4,183)	(4,011)

Investing activities:
Purchase of property, plant and equipment	—	(2)
Net cash used in investing activities	—	(2)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	154	1,063
Payment of preferred stock dividend	(100)	(101)
Net cash provided by financing activities	54	962

Effect of exchange rate changes on cash and cash equivalents	(380)	122
Net (decrease) in cash and cash equivalents	(4,509)	(2,929)
Cash and cash equivalents, beginning of period	20,440	16,520
Cash and cash equivalents, end of period	$15,931	$13,591

Supplemental cash flow information:
Cash received during the period for:
Interest	21	30
Taxes	1,965	1,815

Non cash financing activities:
Accrual of preferred stock dividends	50	50

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Company Overview

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

As of June 30, 2017, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of June 30, 2017, the consolidated statements of operations, comprehensive loss and cash flows, and all related disclosures contained in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2016 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”). The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of June 30, 2017, the results of operations and comprehensive loss for the three and six months ended June 30, 2017, and cash flows for the six months ended June 30, 2017, have been made. The interim results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2016 that are included in the Company’s Annual Report on Form 10-K filed with the SEC.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include inputs used to determine clinical trial accruals, research and development expenditures, stock-based compensation expense and the recognition of revenue, each of which Cyclacel reviews on an ongoing basis. The estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.

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

Going Concern

Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued. The Company expects that its cash of $13.6 million as of June 30, 2017, together with approximately $13.8 million net proceeds received from the sale of securities in July 2017, will be sufficient to fund its operating expenses and capital expenditure requirements through to the end of 2019.

This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued, including:

a.	The Company’s current financial condition, including its liquidity sources;
b.	The Company’s conditional and unconditional obligations due or anticipated within one year;
c.	The funds necessary to maintain the Company’s operations considering its current financial condition, obligations, and other expected cash flows; and
d.	Other conditions and events, when considered in conjunction with the above that may adversely affect the Company’s ability to meet its obligations.

The viability of the Company beyond the end of 2019 is dependent on its ability to raise additional capital to finance its operations. The Company will need to raise substantial additional capital to pursue the transcriptional regulation program evaluating CYC065, a CDK inhibitor, in patients with advanced cancers or the DNA damage response program evaluating a sequential regimen of sapacitabine and CDK inhibitors, in patients with BRCA positive, advanced solid cancers. Additional funding may not be available to the Company on favorable terms, or at all. If the Company is unable to obtain additional funds, it will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to its CDK inhibitors or sapacitabine, if available, or be forced to delay or reduce the scope of its CDK inhibitors and sapacitabine development programs, including any potential regulatory filings related to the SEAMLESS study, and/or limit or cease its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

Segments

The Company is managed and operated as one business which is focused on using cell cycle, transcriptional regulation, and DNA damage response biology to develop innovative, targeted medicines for cancer and other proliferative diseases .The entire business is managed by a single management team that reports to the Chief Executive Officer. The Company does not operate separate lines of business with respect to any of its products or product candidates and the Company does not prepare discrete financial information with respect to separate products or product candidates or by location. Accordingly, the Company views its business as one reportable operating segment with development operations in two geographic areas, namely the United States and the United Kingdom.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the time of initial purchase to be cash equivalents. The objectives of the Company’s cash management policy are to safeguard and preserve funds, to maintain liquidity sufficient to meet Cyclacel’s cash flow requirements and to attain a market rate of return.

The Company’s cash and cash equivalents balance at June 30, 2017 was $13.6 million and it maintains its cash accounts in several entities both within the United States and the United Kingdom. The total cash balances for amounts held in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) in amounts up to $250,000 per account. The Company has cash balances exceeding the balance insured by the FDIC that totalled approximately $11.2 million at June 30, 2017. The total cash balances for amounts held in the United Kingdom are insured by the UK Government Financial Services Compensation Scheme (“FSCS”) in amounts up to £75,000 per account. The Company has cash balances exceeding the balance insured by the FSCS that totalled approximately $2.0 million at June 30, 2017.

Fair Value of Financial Instruments

Financial instruments consist of cash equivalents, accounts payable and accrued liabilities. The carrying amounts of cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to the nature of the accounts, notably their short maturities.

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the three and six months ended June 30, 2016 and 2017.

Recently Issued Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11, Accounting for Certain Financial Instruments with Down Round Features (“ASU 2017-11), which simplifies the accounting for certain financial instruments with down-round features. ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. ASU 2017-11 should be adopted retrospectively for each prior reporting period presented or retrospectively as of the beginning of the year of adoption. The Company anticipates this standard will not have a material impact on its consolidated financial statements.

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

The Company anticipates this standard will not have a material impact on its consolidated financial statements. While the Company is continuing to assess all potential impacts of the standard, the Company currently believes the most significant impact relates to its accounting for revenues related to grants received from government agencies or nonprofit organizations and revenues from contingent “milestone” based payments. Under the new standard the Company expects to report grant revenue, if new grants are obtained, in other income or as a contra-expense. Historically grants have been reported in revenue, but as the grantor is not likely to be receiving a good or service in exchange for the payment, the grant cannot be reported in revenue under ASU 2014-09. The Company also expects to recognize revenue associated with contingent milestone-based payments at the time the contingent event is highly probable to be met, rather than when the milestone is achieved. However, given the limited number of potential milestones owed to Cyclacel, and the inherent risk involved in developing drugs, the milestones are unlikely to be impacted. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company currently intends to use the modified retrospective method when it adopts the new accounting standard.

3.	Net Loss Per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

The following potentially dilutive shares of common stock have not been included in the computation of diluted net loss per share for the six months ended June 30, 2016 and 2017, as the result would be anti-dilutive:

	June 30, 2016	June 30, 2017
Stock options	393,723	382,850
Convertible preferred stock	1,698	1,698
Common stock warrants	45,343	-
Total shares excluded from calculation	440,764	384,548

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in $000s):

	December 31,	June 30,
	2016	2017
Research and development tax credit receivable	$1,730	$603
Prepayments	867	1,080
Accounts receivable	10	89
VAT receivable	327	356
Deposits	132	132
Other current assets	31	200
	$3,097	$2,460

5.	Accrued and Other Liabilities

Accrued and other current liabilities consisted of the following (in $000s):

	December 31,	June 30,
	2016	2017
Accrued research and development	$2,138	$1,846
Accrued legal and professional fees	194	253
Other current liabilities	430	182
	$2,762	$2,281

6.	Stock Based Compensation

ASC 718 requires compensation expense associated with share-based awards to be recognized over the requisite service period, which for the Company is the period between the grant date and the date the award vests or becomes exercisable. Most of the awards granted by the Company (and still outstanding) vest ratably over one to four years and have a maximum life of ten years from the date of grant.

The Company recognizes all share-based awards under the straight-line attribution method, assuming that all granted awards will vest. Forfeitures will be recognized in the periods when they occur. The actual expense recognized over the vesting period is based on only those shares that vest.

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three and six months ended June 30, 2016 and 2017 as shown in the following table (in $000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
General and administrative	$120	$49	$262	$99
Research and development	79	17	158	36
Stock-based compensation costs before income taxes	$199	$66	$420	$135

On May 22, 2015, the Company’s stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”), under which Cyclacel may make equity incentive grants to its officers, employees, directors and consultants. The 2015 Plan replaces the 2006 Equity Incentive Plan. On May 30, 2017 the Company’s stockholders approved an amendment to the 2015 Plan to increase the number of shares of common stock available for grant under the 2015 Plan by adding 600,000 shares. As of June 30, 2017, there were 611,500 awards available for issuance under the 2015 Plan.

There were 12,000 options granted during the six months ended June 30, 2017.

In 2016, the Company granted options that are performance based. As of June 30, 2017, 184,924 of these options remain outstanding. These options will vest upon the fulfillment of certain clinical conditions and will terminate if they have not vested by December 31, 2020. The Company determined that the satisfaction of the vesting criteria was not probable as of June 30, 2017 and, as a result, did not record any expense related to these awards for the three and six months ended June 30, 2017.

There were no stock options exercised during the three months ended June 30, 2016 and 2017, respectively. The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur during the year ended December 31, 2017 because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income for the year ended December 31, 2017.

Outstanding Options

A summary of the share option activity and related information is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Options outstanding at December 31, 2016	389,379	$25.80	5.83	$121
Granted	12,000	$4.38
Cancelled/forfeited	(18,529)	$89.95
Options outstanding at June 30, 2017	382,850	$22.02	5.48	$—
Unvested at June 30, 2017	(245,915)	$5.15	4.79	$—
Vested and exercisable at June 30, 2017	136,935	$52.32	6.70	$—

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

Volatility is based on the Company’s historical volatility over the same period as the expected term for a given award.

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

Preferred Stock

As of June 30, 2017, there were 335,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends.

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

On May 30, 2017, the Board declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s 6% Convertible Exchangeable Preferred Stock (“Preferred Stock”). The cash dividend was paid on August 1, 2017 to the holders of record of the Preferred Stock as of the close of business on July 14, 2017.

Common Stock

June 2016 At Market Issuance

On June 23, 2016, the Company entered into a sales agreement with FBR (the “FBR Sales Agreement”), under which the Company may issue and sell shares of its common stock, from time to time through FBR, acting as its sales agent. Under the FBR Sales Agreement, FBR may sell the shares of common stock by any method that is deemed to be an “at the market offering”. The Company will pay FBR a commission of 3.0% of the gross sales price per share sold. The Company is not obligated to make any sales of common stock under the FBR Sales Agreement. In the six months ended June 30, 2017, the Company sold 183,118 shares of common stock under the sales agreement for net proceeds of approximately $1.1 million. This now concludes the Company’s existing sales agreement with FBR.

9.	Subsequent Events

On July 19, 2017, the Company entered into an underwriting agreement with Ladenburg Thalmann & Co. Inc., acting as the representative of the several underwriters named therein, relating to the issuance and sale of (i) 3,154,000 Class A Units, each consisting of one share of the Company’s common stock, and a warrant to purchase one share of common stock, and (ii) 8,872 Class B Units, each consisting of one share of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) convertible into 500 shares of common stock at the initial conversion price, and a warrant to purchase a number of shares of common stock equal to $1,000.00 divided by the conversion price. The price to the public in the offering was $2.00 per Class A Unit and $1,000.00 per Class B Unit. The closing of the offering occurred on July 21, 2017, and the net proceeds to the Company were approximately $13,800,000 after deducting underwriting discounts and commissions and other estimated offering expenses, and including the full exercise of the underwriters’ option for a period of 45 days to purchase up to 990,000 additional shares of common stock and/or warrants to purchase up to 990,000 shares of common stock solely to cover any over-allotments.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof, into a number of shares of common stock determined by dividing $1,000 by the initial conversion price of $2.00 per share, subject to a 4.99% blocker provision, or, upon election by a holder prior to the issuance of shares of Series A Preferred Stock, 9.99%. The Series A Preferred Stock will have the same dividend rights as the common stock, and no voting rights except as provided for in the Certificate of Designation or as otherwise required by law. In the event of any liquidation or dissolution of the Company, the Series A Preferred Stock ranks senior to the common stock in the distribution of assets, to the extent legally available for distribution.

Subsequent to the closing of the offering, holders of 7,613 (86%) shares of the Series A Preferred Stock elected to convert their shares into 3,806,500 shares of common stock. Following such conversions, 11,400,447 shares of common stock and 1,259 (14%) shares of Series A Preferred Stock remain outstanding as of August 8, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including, without limitation, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend that the forward-looking statements be covered by the safe harbor for forward-looking statements in the Exchange Act. The forward-looking information is based on various factors and was derived using numerous assumptions. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions.

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

Overview

Through the second quarter of 2017, our focus has been on our transcriptional regulation program where we are evaluating our cyclin dependent kinase, or CDK, inhibitor and our DNA damage response, or DDR, program, in which we are evaluating sapacitabine in combination with our CDK inhibitor seliciclib in solid tumors in a Phase1/2 study. Additionally, we are completing the analysis of data from SEAMLESS, the Phase 3 study in acute myeloid leukemia, (“AML”) and have closed the last remaining clinical trial sites.

Transcriptional Regulation Program, CDK inhibitors

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

In general, cell cycle regulation is less well controlled in cancer cells than in normal cells, which explains in part why cancer cells divide uncontrollably. Different CDKs are responsible for control of different aspects of proliferation, and when dysregulated, can be drivers of particular cancer sub-sets. Modulating CDK activity with targeted therapies is an attractive strategy to reinforce cell cycle control and decrease the rate of abnormal proliferation of cancer cells. The first Food and Drug Administration (“FDA”) approval in March 2015 of a CDK inhibitor for palbociclib, and more recently in 2017, ribociclib, for a type of breast cancer, has led to great interest in the development of this class of drugs as oncology therapeutics.

Cyclacel’s founding scientist, Professor Sir David Lane, is a globally recognized authority in cell cycle biology, who discovered p53, a key tumor suppressor gene that malfunctions in about two-thirds of human cancers. Under his guidance, Cyclacel’s drug discovery and development programs concentrated on the CDK2/9 isoforms, which operate as key components of the p53 pathway. These efforts resulted in bringing two molecules into clinical trials: seliciclib, our first-generation CDK inhibitor, and CYC065, our second-generation CDK inhibitor, which has benefited from the Company’s clinical experience with seliciclib.

CYC065 is being evaluated in an on-going Phase 1 first-in-human clinical trial. The objective of Part 1 of the clinical trial was to assess the safety and recommended dosing for Phase 2 (RP2D) of CYC065 in advanced cancer patients, based on determination of the biologically effective dose through measurement of CYC065's effects on the Mcl-1 biomarker. Part 1 is now complete and the RP2D has been selected, Part 2 of the study will focus on patients with advanced solid tumors with amplification of cyclin E (CCNE). The trial is being conducted at the Dana Farber Cancer Institute in Boston.

Seliciclib, is being evaluated in an all-oral Phase 1/2 combination study with our sapacitabine in patients with BRCA mutations, and has been evaluated to date in approximately 450 patients.

Similar to the approved CDK inhibitors, palbociclib and ribociclib, CYC065 may be most useful in combination with other anticancer agents, but as a therapy for patients with both liquid and solid tumors, using combinations including Bcl-2 antagonists, such as venetoclax, or HER2 inhibitors, such as trastuzumab.

DNA Damage Response, or DDR, Program

In our DNA damage response program we are evaluating sapacitabine in combination with our first-generation CDK inhibitor seliciclib in solid tumors.

Many cancers have defects in the way in which cells monitor and repair damaged DNA, collectively termed DNA damage response, or DDR. These deficiencies in DDR pathways render cells more susceptible to DNA damage. Many traditional cancer treatments, such as DNA-damaging chemotherapy and radiotherapy, are based on this finding. However, such treatments are often accompanied by significant and unwanted side effects. Developing treatments which target specific DDR deficiencies to preferentially kill cancer cells, while minimizing the impact on normal cells, has potential for more selective, better tolerated therapies, to improve survival in multiple cancers.

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

In addition to these development programs, we are completing the analysis of data from SEAMLESS, the Phase 3 study in AML, in the elderly, in an alternating schedule with decitabine and closing the last remaining clinical trial sites.

Cyclacel currently retains virtually all marketing rights worldwide to the compounds associated with the Company’s drug programs.

Subsequent Events

On July 19, 2017, the Company entered into an underwriting agreement with Ladenburg Thalmann & Co. Inc., acting as the representative of the several underwriters named therein, relating to the issuance and sale of (i) 3,154,000 Class A Units, each consisting of one share of the Company’s common stock, and a warrant to purchase one share of common stock, and (ii) 8,872 Class B Units, each consisting of one share of the Company’s Series A Preferred Stock, convertible into 500 shares of common stock at the initial conversion price, and a warrant to purchase a number of shares of common stock equal to $1,000.00 divided by the conversion price. The price to the public in the offering was $2.00 per Class A Unit and $1,000.00 per Class B Unit. The closing of the offering occurred on July 21, 2017, and the net proceeds to the Company were approximately $13,800,000 after deducting underwriting discounts and commissions and other estimated offering expenses, and including the full exercise of the underwriters’ option for a period of 45 days to purchase up to 990,000 additional shares of common stock and/or warrants to purchase up to 990,000 shares of common stock solely to cover any over-allotments.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof, into a number of shares of common stock determined by dividing $1,000 by the initial conversion price of $2.00 per share, subject to a 4.99% blocker provision, or, upon election by a holder prior to the issuance of shares of Series A Preferred Stock, 9.99%. The Series A Preferred Stock will have the same dividend rights as the common stock, and no voting rights except as provided for in the Certificate of Designation or as otherwise required by law. In the event of any liquidation or dissolution of the Company, the Series A Preferred Stock ranks senior to the common stock in the distribution of assets, to the extent legally available for distribution.

Subsequent to the closing of the offering, holders of 7,613 (86%) shares of the Series A Preferred Stock elected to convert their shares into 3,806,500 shares of common stock. Following such conversions, 11,400,447 shares of common stock and 1,259 (14%) shares of Series A Preferred Stock remain outstanding as of August 8, 2017.

Results of Operations

Three Months Ended June 30, 2016 and 2017

Revenues

The following table summarizes the components of our revenues for the three months ended June 30, 2016 and 2017 (in $000s, except percentages):

	Three Months Ended June 30,		Difference
	2016	2017	$	%
Grant revenue	$222	$-	$(222)	(100)

We recognized $0.2 million and $0 in grant revenue for the three months ended June 30, 2016 and 2017, respectively, from the European Union and the Biomedical Catalyst of the United Kingdom government.

The future

We will not recognize further grant revenue for the CYC140 program, as the grant from the Biomedical Catalyst of the United Kingdom government ended in November 2016. Although we may apply for additional grants in 2017, we are not certain of our ability to obtain grant revenue in 2017.

Research and development expenses

From our inception, we have focused on drug discovery and development programs, with a particular emphasis on orally-available anticancer agents, and our research and development expenses have represented costs incurred to discover and develop novel small molecule therapeutics, including clinical trial costs for our CDK inhibitors, sapacitabine and sapacitabine in combination with seliciclib. We have also incurred costs in the advancement of product candidates toward clinical and pre-clinical trials and the development of in-house research to advance our biomarker program and technology platforms. We expense all research and development costs as they are incurred. Research and development expenses primarily include:

•	Clinical trial and regulatory-related costs;

•	Payroll and personnel-related expenses, including consultants and contract research;

•	Preclinical studies and laboratory supplies and materials;

•	Technology license costs; and

•	Rent and facility expenses for our laboratories.

The following table provides information with respect to our research and development expenditures for the three months ended June 30, 2016 and 2017 (in $000s except percentages):

	Three Months Ended June 30,		Difference
	2016	2017	$	%
Sapacitabine	$1,855	$769	(1,086)	(59)
Other costs related to research and development programs, management and exploratory research	782	453	(329)	(42)
Total research and development expenses	$2,637	$1,222	(1,415)	(54)

Total research and development expenses represented 66% and 49% of our operating expenses for the three months ended June 30, 2016 and 2017, respectively.

Research and development expenditures decreased by $1.4 million from $2.6 million for the three months ended June 30, 2016 to $1.2 million for the three months ended June 30, 2017. Research and development expenses relating to sapacitabine decreased by $1.1 million from $1.9 million for the three months ended June 30, 2016 to $0.8 million for the three months ended June 30, 2017, primarily as a result of a reduction in expenditures associated with the SEAMLESS Phase 3 trial as clinical sites are closed.

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

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three months ended June 30, 2016 and 2017 (in $000s except percentages):

	Three Months Ended June 30,		Difference
	2016	2017	$	%
Total general and administrative expenses	$1,345	$1,267	(78)	(6)

Total general and administration expenses represented 34% and 51% of our operating expenses for the three months ended June 30, 2016 and 2017, respectively. General and administrative expenses remained relatively flat at $1.4 million and $1.3 million for the three months ended June 30, 2016 and 2017.

The future

We expect general and administrative expenditures for the year ended December 31, 2017 compared to our expenditures for the year ended December 31, 2016 to remain relatively flat.

Other income (expense), net

The following table summarizes other income (expense) for the three months ended June 30, 2016 and 2017 (in $000 except percentages):

	Three Months Ended June 30,		Difference
	2016	2017	$	%
Foreign exchange gains	$138	$16	(122)	(88)
Interest income	13	18	5	38
Other income, net	18	-	(18)	(100)
Total other income	$169	$34	(135)	(80)

Foreign exchange gains

Foreign exchange gains decreased by approximately $0.1 million, from a gain of $0.1 million for the three months ended June 30, 2016, to a loss of $16,000 for the three months ended June 30, 2017.

The future

Other income (expense), net for the year ended December 31, 2017 will continue to be impacted by changes in foreign exchange rates and the receipt of income under the Asset Purchase Agreement, or APA, with Life Technologies Corporation, or LTC, (formerly Invitrogen Corporation), in respect of certain assets and intellectual property owned by Xcyte Therapies, Inc., or Xcyte, and sold to LTC in December 2005. The assets and technology were not part of our product development plan following the transaction between Xcyte and Cyclacel in March 2006. As we are not in control of sales made by LTC we are unable to estimate the level and timing of income under the APA, if any.

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

The following table summarizes total income tax benefit for the three months ended June 30, 2016 and 2017 (in $000s except percentages):

	Three Months Ended June 30,		Difference
	2016	2017	$	%
Total income tax benefit	$626	$268	(358)	(57)

The total income tax benefit, which is comprised of research and development tax credits recoverable, decreased by $0.4 million from an income tax benefit of $0.6 million for the three months ended June 30, 2016 to an income tax benefit of $0.3 million for the three months ended June 30, 2017. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.

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

Six Months Ended June 30, 2016 and 2017

Results of Continuing Operations

Revenues

The following table summarizes the components of our revenues for the six months ended June 30, 2016 and 2017 (in $000s, except percentages):

	Six Months Ended June 30,		Difference
	2016	2017	$	%
Grant revenue	$361	$-	(361)	(100)

We recognized $0.4 million and $0 in grant revenue for the six months ended June 30, 2016 and 2017, respectively, from the European Union and the Biomedical Catalyst of the United Kingdom government.

The future

We will not recognize further grant revenue for the CYC140 program, as the grant from the Biomedical Catalyst of the United Kingdom government ended in November 2016. Although we may apply for additional grants in 2017, we are not certain of our ability to obtain grant revenue in 2017.

Research and development expenses

From our inception, we have focused on drug discovery and development programs, with a particular emphasis on orally-available anticancer agents, and our research and development expenses have represented costs incurred to discover and develop novel small molecule therapeutics, including clinical trial costs for our CDK inhibitors, sapacitabine and sapacitabine in combination with seliciclib. We have also incurred costs in the advancement of product candidates toward clinical and pre-clinical trials and the development of in-house research to advance our biomarker program and technology platforms. We expense all research and development costs as they are incurred. Research and development expenses primarily include:

•	Clinical trial and regulatory-related costs;

•	Payroll and personnel-related expenses, including consultants and contract research;

•	Preclinical studies and laboratory supplies and materials;

•	Technology license costs; and

•	Rent and facility expenses for our laboratories.

The following table provides information with respect to our research and development expenditures for the six months ended June 30, 2016 and 2017 (in $000s except percentages):

	Six Months Ended June 30,		Difference
	2016	2017	$	%
Sapacitabine	$3,691	$1,729	(1,962)	(53)
Other costs related to research and development programs, management and exploratory research	1,445	805	(640)	(44)
Total research and development expenses	$5,136	$2,534	(2,602)	(51)

Total research and development expenses represented 65% and 49% of our operating expenses for the six months ended June 30, 2016 and 2017, respectively.

Research and development expenditures decreased by $2.6 million from $5.1 million for the six months ended June 30, 2016 to $2.5 million for the six months ended June 30, 2017. Research and development expenses relating to sapacitabine decreased by $2.0 million from $3.7 million for the six months ended June 30, 2016 to $1.7 million for the six months ended June 30, 2017, primarily as a result of a reduction in expenditures associated with the SEAMLESS Phase 3 trial as clinical sites are closed.

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

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the six months ended June 30, 2016 and 2017 (in $000s except percentages):

	Six Months Ended June 30,		Difference
	2016	2017	$	%
Total general and administrative expenses	$2,729	$2,648	(81)	(3)

Total general and administration expenses represented 35% and 51% of our operating expenses for the six months ended June 30, 2016 and 2017, respectively. General and administrative expenses remained flat at $2.7 million for the six months ended June 30, 2016 and 2017.

The future

We expect general and administrative expenditures for the year ended December 31, 2017 compared to our expenditures for the year ended December 31, 2016 to remain relatively flat.

Other income (expense), net

The following table summarizes other income (expense) for the six months ended June 30, 2016 and 2017 (in $000 except percentages):

	Six Months Ended June 30,		Difference
	2016	2017	$	%
Foreign exchange gains / (losses)	$318	$(43)	(361)	(114)
Interest income	23	30	7	30
Other income, net	38	879	841	2,213
Total other income	$379	$866	487	128

Total other income increased by approximately $0.5 million, from $0.4 million for the six months ended June 30, 2016 to $0.9 million for the six months ended June 30, 2017. The increase in other income is primarily related to income received under the APA with LTC, in respect of certain assets and intellectual property owned by Xcyte, and sold to LTC in December 2005. The assets and technology were not part of our product development plan following the transaction between Xcyte and Cyclacel in March 2006. We have no knowledge of LTC’s activities and cannot predict when we may receive income under the APA, if any.

Foreign exchange gains

Foreign exchange gains decreased by approximately $0.4 million, from a gain of $0.3 million for the six months ended June 30, 2016, to a loss of $43,000 for the six months ended June 30, 2017.

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

The following table summarizes total income tax benefit for the six months ended June 30, 2016 and 2017 (in $000s except percentages):

	Six Months Ended June 30,		Difference
	2016	2017	$	%

Total income tax benefit	$1,119	$574	(545)	(49)

The total income tax benefit, which comprised of research and development tax credits recoverable, decreased by $0.5 million from an income tax benefit of $1.1 million for the six months ended June 30, 2016 to an income tax benefit of $0.6 million for the six months ended June 30, 2017. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.

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

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of June 30, 2016 and 2017 (in thousands):

	Six Months Ended June 30,
	2016	2017
Cash and cash equivalents	$15,931	$13,591
Working capital:
Current assets	18,768	16,051

Current liabilities	(5,565)	(4,319)
Total working capital	$13,203	$11,732

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments, licensing revenue, and a limited amount of product revenue from operations discontinued in September 2012. We have incurred significant losses since our inception. As of June 30, 2017, we had an accumulated deficit of $338.8 million.

Cash Flows

Cash used in operating, investing and financing activities for the six months ended June 30, 2016 and 2017 is summarized as follows (in thousands):

	Six months ended June 30,
	2016	2017
Net cash used in operating activities	$(4,183)	$(4,011)
Net cash used in investing activities	—	(2)
Net cash provided by financing activities	54	962

Operating activities

Net cash used in operating activities decreased by $ 0.2 million, from $4.2 million for the six months ended June 30, 2016 to $ 4.0 million for the six months ended June 30, 2017. The decrease in cash used by operating activities was primarily the result of a reduction in net loss of $2.3 million offset by a change in working capital of $1.7 million and stock compensation of $0.4.

Investing activities

Net used by investing activities increased by $2,000 as a result of capital expenditure on IT equipment.

Financing activities

Net cash used in financing activities was $1.0 million for the six months ended June 30, 2017, primarily as a result of approximately $1.1 million in net proceeds from the issuance of common stock under At Market Issuance Sales Agreement with FBR entered into in June 2016 offset by dividend payments of approximately $0.1 million to the holders of our Preferred Stock. Net cash used in financing activities was $0.1 million for the six months ended June 30, 2016, primarily as a result of approximately $0.2 million in net proceeds from a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co entered into in July 2015 offset by dividend payments of approximately $0.1 million to the holders of our Preferred Stock.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future and cannot guarantee that we will generate any significant product revenues until a product candidate has been approved by the FDA or European Medicines Agency (“EMA”) in other countries and successfully commercialized.

We believe that existing funds together with cash generated from operations, such as the R&D tax credit, and recent financing activities, are sufficient to satisfy our planned working capital, capital expenditures and other financial commitments through 2019. However, we do not currently have sufficient funds to complete development and commercialization of any of our drug candidates. Current business and capital market risks could have a detrimental effect on the availability of sources of funding and our ability to access them in the future, which may delay or impede our progress of advancing our drugs currently in the clinical pipeline to approval by the FDA or EMA for commercialization. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of June 30, 2017, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Amended and Restated 2015 Equity Incentive Plan

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: August 10, 2017	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and
Executive Vice President, Finance

