Form 10-K
period 2017-12-31
Cyclacel Pharmaceuticals, Inc.
filed 2018-03-30
CIK 1130166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K ☐.
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), as of June 30, 2017 (based upon the closing sale price of   $3.77 of such shares on The NASDAQ Capital Market on June 30, 2017) was $12,719,813.
As of March 27, 2018, there were 11,997,447 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents (or parts thereof) are incorporated by reference into the following parts of the Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 31, 2018.

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
Cell Cycle Control Biology
Loss of control of the cell cycle, the process by which cells grow and divide, lies at the heart of cancer. In normal cells, a complex set of interacting proteins tightly regulates progression through the phases of the cell cycle by which a cell grows, replicates its DNA and divides. This process also includes mechanisms known as cell cycle checkpoints, to ensure all necessary events of each cell cycle phase are completed before beginning the next phase. If the events are not completed correctly, the cells may commit suicide by a process of programmed cell death called apoptosis. Cyclin dependent kinases, or CDKs, are key regulators among the numerous proteins involved in cell cycle control processes. CDKs connect with proteins called cyclins to regulate cell cycle checkpoints and control transcription, DNA repair and metastatic spread. The discovery of CDKs and cyclins and their regulation of cell cycle checkpoint control were cited in the 2001 Nobel Prize in Physiology or Medicine.
We have evaluated several families of anticancer drugs that impact the cell cycle, including, CYC065, sapacitabine and seliciclib. We believe that these drug candidates are differentiated from others in that they are orally-available and interact with unique target profiles and mechanisms and have the potential to treat multiple cancer indications.
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
In general, cell cycle regulation is less well controlled in cancer cells than in normal cells, which explains in part why cancer cells divide uncontrollably. Different CDKs are responsible for control of different aspects of proliferation, and when dysregulated, can be drivers of particular cancer sub-sets. Modulating CDK activity with targeted therapies is an attractive strategy to reinforce cell cycle control and decrease the rate of abnormal proliferation of cancer cells. The first Food and Drug Administration, or FDA, approval in March 2015 of a CDK inhibitor for palbociclib, and more recently in 2017, ribociclib and abemaciclib, for a type of breast cancer, has led to great interest in the development of this class of drugs as oncology therapeutics.
Cyclacel’s founding scientist, Professor Sir David Lane, is an internationally recognized authority in cell cycle biology, who discovered p53, a key tumor suppressor that malfunctions in about two-thirds of human cancers. Under his guidance, Cyclacel’s drug discovery and development programs concentrated on the CDK2/9 isoforms, which operate as key components of the p53 pathway. These efforts resulted in bringing two molecules into clinical trials: seliciclib, a first-generation CDK inhibitor, and CYC065, a second-generation CDK inhibitor, which has benefited from the Company’s clinical experience with seliciclib.
Seliciclib, our first-generation CDK inhibitor, is being evaluated in an all-oral Phase 1/2 combination study with our sapacitabine in patients with BRCA mutations, and has been evaluated to date in approximately 450 patients.
CYC065 is being evaluated in an ongoing, first-in-human, Phase 1 trial in patients with advanced solid tumors. Similar to palbociclib, ribociclib and abemaciclib, CYC065 may be most useful as a therapy for patients with both liquid and solid tumors in combination with other anticancer agents, including Bcl-2 antagonists, such as venetoclax, or HER2 inhibitors, such as trastuzumab.
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
We have focused on developing treatments targeting DNA damage pathways for several years. For example, drug candidate sapacitabine is an oral nucleoside analogue prodrug whose metabolite, CNDAC, generates single-strand DNA breaks, or SSB, either leading to arrest of the cell cycle at G2 phase or development of double-strand DNA breaks, or DSB. Repair of CNDAC-induced DSB is dependent on the homologous recombination, or HR repair pathway. BRCA mutations in cancer cells are a cause of HR deficiency, making such cancer cells more susceptible to cell death induced by sapacitabine.
We are evaluating sapacitabine in a Phase 1/2 combination study with seliciclib in patients with BRCA mutations.
Sapacitabine in AML
We are also evaluating sapacitabine in SEAMLESS, a Phase 3 study in acute myeloid leukemia, or AML, in the elderly, in an alternating schedule with decitabine. On February 23, 2017 we announced that the trial did not meet its primary endpoint of demonstrating statistically significant improvement in overall survival for the experimental arm versus an active control arm of decitabine alone. However an improvement in complete remission rate was observed. In the stratified subgroup of patients with low baseline peripheral white blood cell count, comprising approximately two-thirds of the study’s population, an improvement in overall survival was observed for the experimental arm. Data were reported at an oral presentation at the 59th American Society of Hematology Annual Meeting in December 2017.
We currently retain virtually all marketing rights worldwide to the compounds associated with our drug programs. To optimize our commercial return, we intend to enter into selected partnering arrangements.

Oncology Development Programs
We have generated several families of anticancer drugs that act on the cell cycle, including nucleoside analogs, CDK inhibitors and PLK (polo-like kinase) inhibitors. In our development programs, we have intensively used biomarker analysis to help evaluate whether our drug candidates are having their intended effect through their assumed mechanisms at different doses and schedules. Biomarkers are proteins or other biological substances, or analytes, whose presence in patient samples can serve as an indicator or marker of diseases, or may highlight patients more likely to respond to a particular treatment. Biomarker data from early clinical trials may also enable us to design subsequent trials more efficiently and to monitor patient compliance with trial protocols. For example, we reported that sapacitabine efficacy is enhanced in tumor cells that are defective in homologous recombination DNA repair and that sapacitabine treatment increased a DNA damage marker in patient samples, and we have observed evidence of target engagement by CYC065 with prolonged suppression of an anti-apoptotic protein called Mcl-1 in peripheral blood cells in patient samples. We believe that, in the longer term, biomarkers may allow us to select patients who are more likely to respond to our drugs in clinical trials and to increase the benefit to such patients.
Although a number of pharmaceutical and biotechnology companies are currently attempting to develop nucleoside analogs, CDK inhibitors and PLK inhibitors, we believe that our drug candidates are differentiated in that they are orally-available and demonstrate unique target profiles and mechanisms.
Research and Development Pipeline
The following table summarizes our development pipeline.
PROGRAM	INDICATION	DEVELOPMENT STATUS	COMMERCIAL RIGHTS
Transcriptional Regulation
CYC065 CDK inhibitor	Solid Tumors incl. Mcl-1, MYCN, Cyclin E amplification	Phase 1 part 2 (ongoing)	Worldwide
	CLL combination with Bcl-2 inhibitor	CYC065 + venetoclax (preclinical)	Worldwide
DNA Damage Response
Sapacitabine and seliciclib CDK inhibitor	BRCA mutation positive breast, ovarian, pancreatic cancer	Phase 1 part 3 (ongoing)	Worldwide (except Japan)
Sapacitabine in AML Phase 3 SEAMLESS study	AML ≥70 years unfit for or refused intensive chemotherapy	Phase 3 completed (subgroup analysis)	Worldwide (except Japan)
Mitosis Regulation
CYC140 PLK inhibitor	Solid Tumors and Blood Cancers	IND-directed development (completed)	Worldwide
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
The FDA approved CDK4/6 inhibitors, palbociclib, ribociclib and abemaciclib represent an important therapeutic advance and are associated with very promising progression-free survival advantages with good tolerability when combined with standard of care versus standard of care alone in patients with certain gynecological tumors, including forms of breast cancer. CDK4/6 inhibitors, such as palbociclib, induce senescence or dormancy of cancer cells, which may be associated with the emergence of resistance. If clinical manifestation of resistance becomes common, the therapeutic utility of CDK4/6 inhibitors could be hampered.

Pharmacological inhibition of the CDK2/9 isoforms has been shown to have potent anticancer effects in certain cancer types, including some that are resistant to approved treatments. CDK2/9 inhibitors have been shown to induce apoptosis of cancer cells. It is hoped that treatment with CDK2/9 inhibitors will result in clinically relevant, tumor cell death in patients with selected cancer types. Similar to the approved CDK 4/6 inhibitors, CDK2/9 inhibitors will likely be given in combination with other available anticancer agents. For example, a potential use of CDK2/9 inhibitors may be to overcome cyclin E dependent resistance to CDK4/6 inhibitors when given in combination with such CDK4/6 inhibitor.
Different CDKs are responsible for controlling different aspects of proliferation which, when dysregulated, can be drivers of particular cancer sub-sets. Our CDK clinical candidates target:
•
CDK2, which drives cell cycle transition and activates major DNA double-strand break pathways; and

•
CDK9, which regulates transcription of certain genes, including cyclins, Mcl-1, MYC family and DNA double-strand break repair pathway components, through phosphorylation of RNA polymerase II.

CYC065
CYC065 is a selective, second-generation inhibitor of CDK2/9 that causes apoptotic death of cancer cells at sub-micromolar concentrations and is bioavailable via oral and intravenous routes. Antitumor efficacy has been achieved in vivo with once a day oral dosing at well tolerated doses. CYC065 is mechanistically similar but has much higher potency, in vitro and in vivo, improved metabolic stability and longer patent protection than seliciclib, Cyclacel’s first-generation CDK2/9 inhibitor. Translational biology data support development of CYC065 as a stratified medicine for solid and liquid tumors. CYC065 has been shown to inhibit CDK9-dependent oncogenic and leukemogenic pathways, including MYCN and mixed lineage leukemia rearrangements, or MLL-r. CYC065 and seliciclib both suppress the Mcl-1-mediated survival pathway in cancer cells, leading to rapid induction of apoptosis in Mcl-1 dependent cancer cells and reversal of drug resistance associated with the addiction of cancer cells to cyclin E, a partner protein of CDK2.
CYC065 is in an ongoing, first-in-human, single agent, ascending dose, Phase 1 trial to assess its safety, tolerability, pharmacokinetics and pharmacodynamics in patients with advanced solid tumors. In addition to determining safety and recommended dosing for Phase 2, the study aims to investigate CYC065’s effects on the Mcl-1 biomarker, which is implicated in the evolution of resistance in cancer. In part 1 of the study, prolonged reduction of Mcl-1 was observed in 11 out of 13 patients treated at the recommended Phase 2 dose, or RP2D following a single dose of CYC065, which was generally well tolerated. Preliminary anticancer activity was observed in 6 patients, of which 5 were treated at the RP2D and 3 of which were reported by investigators to have molecular features of their cancers associated with CYC065’s mechanism of action, including overexpression or amplification of Mcl-1, MYCN and/or cyclin E. The trial is being conducted at the Dana Farber Cancer Institute in Boston. Part 2 of the Phase 1 translational study will evaluate additional dosing schedules in patients with advanced solid tumors, in particular those tumors with amplification of Mcl-1, MYCN and/or cyclin E, including subsets of high grade serous ovarian and uterine cancers. Biospecimens will be collected for assessment of biomarkers related to CYC065’s mechanism of action.
The molecular rationale and therapeutic potential of CYC065 in both hematologic and solid tumors is supported by published preclinical data as follows:
•
Induces cancer cell death and can combine beneficially with other anti-cancer drugs

CYC065 targets key CDK9-dependent oncogenic and leukemogenic survival pathways. Data presented at the 2016 Annual Meeting of the American Association of Cancer Research demonstrated that CYC065 can induce cell death and combined beneficially with anti-cancer drugs from the Bcl-2 and BET (Bromodomain and Extra-Terminal domain) inhibitor classes, in in vitro models of B-cell lymphoma, including double-hit lymphomas. Combinations of CYC065 with the Bcl-2 inhibitor, venetoclax (ABT-199), or BET inhibitors were both synergistic. Short exposure to CYC065 was sufficient to downregulate MYCN, an oncogene product aberrantly expressed in many cancers, and

Mcl-1, an anti-apoptotic member of the Bcl-2 family, and to induce cell death. CYC065 treatment had no impact on Bcl-2 levels. MYCN overexpression and CDK inhibition have shown synthetic lethality. These data suggest there may be a therapeutic rationale to combine CYC065 and venetoclax for the treatment of genetically complex cancers, such as double-hit lymphomas.
Potent anticancer activity of CYC065 has been demonstrated in vivo in AML xenograft models resulting in over 90% inhibition of tumor growth.
•
Prolonged survival and reduced tumor burden in MYCN-addicted neuroblastoma

The MYCN oncogene is over-expressed in a number of different types of cancer, most notably neuroblastoma, but also rhabdomyosarcoma, medulloblastoma, astrocytoma, Wilms’ tumor and small cell lung cancer. Amplification of the MYCN oncogene is the most common genomic alteration in aggressive neuroblastomas, and is associated with poor clinical outcome. Preclinical data presented at the 2016 Childhood Cancer Meeting demonstrated that CYC065 prolonged survival in MYCN-addicted neuroblastoma models and neuroblastoma cells with MYCN amplification and overexpression were found to be particularly sensitive. The mechanism of action of CYC065 included inhibition of MYCN transcription, downregulation of N-MYC protein, blocking neuroblastoma cell proliferation and induction of apoptosis. There are no approved drugs that directly target MYCN, prompting the investigation of indirect approaches such as exploitation of a synthetic lethal relationship between MYCN amplification/overexpression and inhibition of CDK2.
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
•
May have activity in triple-negative breast cancer

Data presented at the 2015 San Antonio Breast Cancer Symposium demonstrated in particular the mechanistic rationale for clinical development of CYC065 in basal-like triple negative breast cancer, or TNBC, a cancer with poor prognosis frequently associated with BRCA mutations. Molecular characteristics of TNBC include amplification or overexpression of Cyclin E, the partner protein of CDK2, and MYCN. CYC065 directs a pro-apoptotic mechanism in breast cancer cell lines, which includes transcriptional down regulation of key pro-survival and oncogenic regulators, including Mcl-1 and MYCN. CYC065’s potent anticancer activity has been confirmed in breast cancer xenograft animal models. Like seliciclib, CYC065 combined effectively with sapacitabine in breast cancer cell lines.
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
Seliciclib
Seliciclib, our first-generation CDK inhibitor, is a novel, orally-available, CDK2/9 inhibitor that has been evaluated in over 450 patients. As CYC065 has improved potency and pharmacological properties compared to seliciclib, we would expect to advance CYC065 ahead of seliciclib. However, as we have accrued significant clinical development experience with seliciclib, we are using it to evaluate CDK2/9 inhibitor activity in our DDR program. Once CYC065 has progressed sufficiently though clinical development, we would plan to substitute seliciclib with CYC065.
Seliciclib is also being evaluated in certain Investigator Sponsored Trials, or ISTs, to treat Cushing’s disease and rheumatoid arthritis, and in a license and supply agreement with ManRos Therapeutics SA for the treatment of cystic fibrosis. As with all ISTs and licensing agreements, we do not control the timing or conduct of such studies and will report updates as the investigators and collaborators may notify us from time to time. We have retained worldwide rights to commercialize seliciclib, except as provided in the license agreement with ManRos Therapeutics for cystic fibrosis.
DNA Damage Response program
Sapacitabine and CDK inhibitor
Both sapacitabine and CNDAC, its major metabolite, have demonstrated potent anti-tumor activity in preclinical studies. Sapacitabine is an orally-available prodrug of CNDAC, which is a novel nucleoside analog, or a compound with a structure similar to a nucleoside. A prodrug is a compound that has a therapeutic effect after it is metabolized within the body. CNDAC has a significantly longer residence time in the blood when it is produced in the body through metabolism of sapacitabine than when it is given directly. Sapacitabine acts through a novel mechanism whereby the compound interferes with DNA synthesis through the incorporation of CNDAC into DNA during replication or repair, triggering a beta-elimination reaction and leading to the formation of single-strand DNA breaks, or SSBs. During subsequent rounds of replication, SSBs are converted to double-strand breaks, or DSBs, which can be repaired by the homologous recombination, or HR repair pathway, or, if unrepaired, result in cell death. Both sapacitabine and its major metabolite, CNDAC, have demonstrated potent anti-tumor activity in preclinical studies.
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
The BRCA1 and BRCA2 gene mutations are the most common cause of homologous repair deficiency. In BRCA-mutated tumor cells, homologous recombination repair is defective and DNA double-strand break repair capacity is reduced and may via error-prone pathways, which can lead to genomic instability and cell death. Carriers of BRCA in their germline, have been reported to have a higher probability of developing breast, ovarian, prostate and pancreatic cancer than the general population.

Data from Part 1 and 2 of the study were presented at the 2016 American Society of Clinical Oncology Annual Meeting. Antitumor activity was observed in the subgroup of 45 patients with breast, ovarian and pancreatic cancers who tested positive for BRCA mutations (44 germline and 1 sporadic) with an overall disease control rate of over 30%. Best responses were as follows:
Best Responses
	PART 1		PART 2
	BRCA carriers (n=16)	Others (n=22)	BRCA carriers (n=28)	Others (n=1)
CR	1	—	—	—
PR	3	—	2	—
SD	2	6	7	1*
ORR (CR/PR)	25%	0%	7%	0%
Disease Control (CR/PR/SD)	6 (37.5)%	6 (27.3)%	9 (32.1)%	1 (100.0)%

*
Patient with a sporadic BRCA mutation, i.e. not inherited. CR=complete response, PR=partial response, SD=stable disease, ORR=overall response rate.

One CR and five PR were observed in BRCA mutation carriers with breast, ovarian and pancreatic cancers. No CR or PR was observed in BRCA negative patients. Treatment durations for three breast/ovarian cancer responders in Part 1 are 54, 93 and over 240 weeks and one breast cancer responder in Part 2 over 76 weeks respectively. Treatment durations for the two pancreatic cancer responders, one each in Parts 1 and 2, are 21 and 16 weeks, respectively. Responders included patients who underwent prior treatment with PARP inhibitors and PARP naïve patients. Stable disease was observed in nine BRCA mutation carriers and one sporadic BRCA positive patient, with treatment durations ranging from 16 to 88 weeks. The overall response rate, or ORR, is 11% (Part 1 ORR 25% and Part 2 7%). The difference in Part 1 and Part 2 ORRs may suggest that the seliciclib dose in the Part 2 schedule may be too low for enhancing the activity of sapacitabine. Dose limiting toxicities were reversible elevations in transaminase and bilirubin, neutropenia or febrile neutropenia and pneumonia. Adverse events were mild to moderate in intensity.
Pharmacodynamic effects of the seliciclib and sapacitabine combination were observed in skin biopsies. Part 1 biopsies following treatment showed a 2.3-fold increase in DNA damage induced by sapacitabine, as measured by gamma-H2AX immunohistochemistry. Additional DNA damage occurred after treatment with seliciclib with a 0.58-fold further increase in gamma-H2AX staining.
There have been three recent approvals for the treatment of advanced ovarian cancer, including but not limited to BRCA-mutated (germline and/or somatic) associated advanced ovarian cancer, for the poly ADP-ribose polymerase, or PARP, inhibitors, olaparib, niraparib and rucaparib. We believe that sapacitabine, possibly administered alongside a CDK inhibitor, may offer an alternative or complementary approach to PARP inhibitors in this area of unmet medical need. Once mature data become available from a completed extension study of an additional 20 BRCA positive, patients with breast cancer and an ongoing Part 3 evaluating alternative dosing schedules, we will consider further development plans. This will include making a decision to substitute seliciclib with CDK065 and/or evaluating combinations with a PARP inhibitor in patients with BRCA mutations or HR deficient cancers.
Sapacitabine in AML
SEAMLESS, randomized Phase 3, pivotal trial of sapacitabine in elderly patients with AML
On February 23, 2017, we announced that the trial did not meet its primary endpoint of demonstrating statistically significant improvement in overall survival, or OS, for the experimental arm versus an active control arm. An improved rate of complete remission, or CR, a secondary endpoint, was observed in patients who had discontinued therapy at the time of analysis. Other endpoints and safety were similar between the arms. In the stratified subgroup of patients with low baseline peripheral white blood cell count, comprising approximately two-thirds of the study’s population, an improvement in OS was observed for the experimental arm. The opposite was true for patients with high white blood cell count. Full results from the SEAMLESS study were presented at the 59th American Society of Hematology, or ASH Annual Meeting in December 2017.
The study is chaired by Hagop M. Kantarjian, M.D., Chairman and Professor, Department of Leukemia, The University of Texas MD Anderson Cancer Center. SEAMLESS is a multicenter, randomized, Phase 3 study of sapacitabine as a front-line treatment in approximately 485 elderly patients aged 70 years or older with newly diagnosed AML who are not candidates for or have refused intensive induction chemotherapy. In SEAMLESS, an investigational arm of oral sapacitabine administered in alternating cycles with intravenous decitabine is compared with a control arm of intravenous decitabine administered alone. The primary efficacy endpoint is overall survival. Stratification factors at randomization were antecedent hematological disorders, baseline peripheral white blood cells and baseline bone marrow blasts. SEAMLESS completed enrollment in December 2014 with approximately 110 centers participating in the United States and Europe.
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
Stratified and exploratory subgroup analyses have been completed and have defined a patient population who may benefit from treatment with the experimental arm. We plan to discuss the SEAMLESS data with European and US regulatory authorities. We previously submitted, and have received validation of, a Pediatric Investigation Plan, or PIP, to the EMA, or European Medicines Agency.
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
Median overall survival after treatment failure of front-line hypomethylating agents, such as azacitidine and/or decitabine, for patients with intermediate-2 or high-risk disease per IPSS, is reported in the literature to range between 5.9 and 4.3 months. Patients with high-risk IPSS scores also have a high probability of experiencing transformation of their MDS into AML, an aggressive form of blood cancer with typically poor survival.

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
Other Programs
Polo-Like-Kinase inhibitor: CYC140
In our polo-like kinase, or PLK, inhibitor program, we have discovered potent and selective small molecule inhibitors of PLK1, a kinase active during cell division, which target the mitotic phase of the cell cycle. PLK was discovered by Professor David Glover, our Chief Scientist. We received a grant award of approximately $3.5 million from the Biomedical Catalyst of the United Kingdom government to complete IND-directed preclinical development of CYC140, which was completed in November 2016. Without additional funding, we will not be able to progress this program into clinical development. We have retained worldwide rights to commercialize CYC140.
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
In this regard, there are ongoing investigator sponsored trials, or ISTs, evaluating oral seliciclib capsules in endocrinologic and inflammatory indications in patients who have failed prior treatments. In an IST at Cedars-Sinai, Los Angeles, supported in part by a grant from The National Institute of Diabetes and Digestive and Kidney Diseases, patients are being treated in an ongoing Phase 2 trial to evaluate seliciclib as a potential therapy for Cushing’s disease. Cushing’s disease is characterized by abnormally high levels of cortisol, a stress hormone, associated with pituitary tumors, which are highly sensitive to cell cycle disruptions. In a European IST, oral seliciclib capsules are being evaluated as a potential treatment for rheumatoid arthritis, or RA. Investigators are evaluating whether seliciclib can benefit patients with RA by targeting proliferating fibroblasts. If confirmed, this would be a novel approach compared to approved RA therapies. This study is also being supported by an approximately $1.5 million grant from the United Kingdom’s Medical Research Council.
Collaboration and Licensing Agreement
On June 29, 2015, Cyclacel entered into a collaboration, licensing and supply agreement with ManRos Therapeutics SA, or ManRos, for the exclusive development and commercialization by ManRos of our oral seliciclib capsules as a treatment for cystic fibrosis, or CF. Among other terms of the agreement, ManRos licensed rights to our proprietary clinical data to enable clinical development of seliciclib for CF indications. The agreement provides that we supply seliciclib investigational product for certain clinical trials in CF and technical assistance related to our know-how with CDK inhibitors to facilitate these trials. We have received upfront payments and may receive milestone payments and tiered royalties, if seliciclib is commercialized for the treatment of CF.
As with all ISTs and the collaboration and licensing agreement, we do not control the timing or conduct of such studies and will report updates as the investigators may notify us from time to time.
Business Strategy
We plan to continue to build a diversified biopharmaceutical business focused in hematology and oncology based on a pipeline of novel drug candidates and utilizing our area of historical expertise in cancer cell cycle and mitosis biological mechanisms. Our clinical development strategy is focused on two ongoing programs in transcriptional regulation and DNA damage response.
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

In-license Agreement with Daiichi Sankyo
On September 10, 2003, we entered into a license agreement with Daiichi Sankyo Co., Ltd. of Japan or Daiichi Sankyo, with respect to patents and patent applications covering sapacitabine. Daiichi Sankyo filed patent applications claiming sapacitabine, certain crystalline forms and methods for its preparation and use which encompass our chosen commercial development form, as well as related know-how and materials. The license grants us the exclusive right to exploit and sublicense sapacitabine and any other products covered by the patents and patent applications owned by Daiichi Sankyo. The license was originally subject to certain third-party rights related to certain territories but the license has since been expanded to a worldwide territory. The license agreement also grants to us nonexclusive, sublicensed rights to CNDAC, which is both a precursor compound and initial metabolite of sapacitabine.
We are under an obligation to use reasonable endeavors to develop a product and obtain regulatory approval to sell a product. We agreed to pay Daiichi Sankyo an up-front fee, reimbursement for Daiichi Sankyo’s enumerated expenses, milestone payments and royalties on a country-by-country basis. Under this agreement, $1.6 million was paid in April 2011, and further aggregate milestone payments totaling approximately $10.0 million could be payable subject to achievement of specific contractual milestones and our decision to continue with these projects. The up-front fee and certain past reimbursements have been paid. Royalties are payable in each country for the term of patent protection in the country or for ten years following the first commercial sale of licensed products in the country, whichever is later. Royalties are payable on net sales. Net sales are defined as the gross amount invoiced by us or our affiliates or licensees, less discounts, credits, taxes, shipping and bad debt losses. The agreement extends from its commencement date to the date on which no further amounts are owed under it. If we wish to appoint a third-party to develop or commercialize a sapacitabine-based product in Japan, within certain limitations, Daiichi Sankyo must be notified and given a right of first refusal to develop and/or commercialize in Japan. Effective July 11, 2011, the license was amended to irrevocably waive a termination right Daiichi Sankyo possessed under a provision of the agreement that required the Company to obtain regulatory approval to sell sapacitabine in at least one country by September 2011, and releases the Company from all claims and liability of any kind arising under such provision. The amendment further provides that the royalty fee due from us to Daiichi Sankyo on future net sales of sapacitabine be increased by a percentage between 1.25% and 1.50%, depending on the level of net sales of sapacitabine realized. In general, however, the license may be terminated by us for technical, scientific, efficacy, safety, or commercial reasons on six months’ notice, or twelve months if after a launch of a sapacitabine-based product, or by either party for material default.
Patents and Proprietary Technology
Patents and Proprietary Rights
We own 25 patents granted in the United States, 14 granted by the European Patent Office, or EPO, and 59 granted in other countries worldwide. In addition, we have a license to 48 patents granted in the US, by the EPO or worldwide.
We have 1 patent application pending in the United States, 6 before the EPO, 12 pending patent applications in other countries and one pending PCT application still in the international application phase. No assurances can be given that any patents will be issued with respect to the pending applications, nor that the claims will provide equivalent coverage in all jurisdictions. In addition to the pending patent applications referred to above that we own, there are 3 pending patent applications worldwide to which we have a license.
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
We give priority to obtaining substance of matter claims in the United States, the EPO, Japan and other important markets if such protection is available. We prefer substance of matter claims because they provide us with rights to the compounds themselves, and not merely a particular use. In addition to substance of matter claims, we seek coverage for solid state forms, polymorphic and crystalline forms, medical uses, combination therapies, specific regimens, pharmaceutical forms of our compounds and synthetic routes where available and appropriate. Claims covering combination therapies, specific regimens and pharmaceutical forms can be valuable because the therapeutic effect of pharmaceuticals used in the anticancer field is often enhanced when individual therapeutics are used in particular combinations or dosed in a certain way. The availability of protection in these areas can, however, vary from jurisdiction to jurisdiction and combination claims are particularly difficult to obtain for many inventions.
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
In addition, we understand that other applications and patents exist relating to potential uses of sapacitabine, seliciclib and CYC065 that are not part of our current clinical programs for those compounds. Although we intend to continue to monitor the pending applications, it is not possible to predict whether these claims will ultimately be allowed or if they were allowed what their breadth would be. In addition, we may need to commence litigation to enforce any patents issued to us or to determine the scope and validity of third-party proprietary rights. For example, in one case we opposed a European patent relating to human aurora kinase and the patent has been finally revoked (no appeal was filed). Litigation would create substantial costs. We are aware that other patents exist that claim substances, processes and techniques, which, if held valid, could potentially restrict the scope of our research, development or manufacturing operations. If competitors prepare and file patent applications in the United States that claim technology that we also claim, we may have to participate in interference proceedings in the United States Patent and Trademark Office to determine which invention has priority. These proceedings could result in substantial costs, even if the eventual outcome is favorable to us. An adverse outcome in litigation could subject us to significant liabilities to third parties and require us to seek licenses of the disputed rights from third parties or to cease using the technology, even a therapeutic product, if such licenses are unavailable or too expensive.
CYC065
Issued patents for the CYC065 compound cover the United States, EPO and nine other countries.
Sapacitabine
Issued patents for the sapacitabine compound expired in the United States in 2014 and elsewhere in 2012. Patents for the crystalline forms issued in the United States, EPO, Japan and thirteen other countries, and are pending in one further country. These patents expire in 2022. It may be possible to extend the term of a patent in the United States, Europe or Japan for up to five years to the extent it covers the sapacitabine compound or its crystalline form upon regulatory approval of that compound in the United States, Europe or Japan. There is no assurance that we will be able to obtain any such extension.

Separately, we own an issued United States patent with granted claims to a specified method of administration of sapacitabine, adding to the existing composition of matter patents and supporting market exclusivity out to 2030. We also own patents issued in the United States or in Europe which claim methods of use of sapacitabine with hypomethylating agents, including decitabine which has been tested in the SEAMLESS Phase 3 trial, and with other anticancer drugs.
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
Government Regulation
The FDA, EMA and comparable regulatory agencies in state and local jurisdictions impose substantial requirements upon the clinical development, manufacture, marketing and distribution of drugs. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our drug candidates and commercialized drugs.
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

When appropriate, we and our collaborators, as applicable, may seek fast track designation or accelerated approval for our drug candidates. We cannot predict whether any of our drug candidates will obtain a fast track or accelerated approval designation, or the ultimate impact, if any, of the fast track or the accelerated approval process on the timing or likelihood of FDA approval of any of our drug candidates.
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
A large number of drug candidates are in development for the treatment of leukemia and lymphomas, MDS, breast, lung, and nasopharyngeal cancer. Several pharmaceutical and biotechnology companies have nucleoside analogs or other products on the market or in clinical trials which may be competitive to sapacitabine in both hematology and oncology indications. These include AbbVie, AstraZeneca, Onconova, Boehringer Ingelheim, BMS/Innate, Celgene, CTI Biopharma, Daiichi Sankyo, Eisai, Jazz, GlaxoSmithKline,Johnson & Johnson, Lilly, MEI Pharma, Otsuka, Pfizer, Sanofi, Sunesis and Teva. Several pharmaceutical and biotechnology companies have CDK inhibitors in clinical trials including Bayer, Dainippon Sumitomo, G1 Therapeutics, Lilly, Merck, MetaMax, MEI Pharma, Nerviano Medical Sciences/Tiziana Life Sciences, Novartis, Otsuka/Astex, Pfizer, Piramal, and Tragara. Several companies are pursuing discovery and research activities in each of the other areas that are the subject of our research and drug development programs. We believe that Amgen, AstraZeneca, CASI Pharmaceuticals, Nerviano Medical Sciences, Nemucore, Otsuka/Taiho Oncology and Takeda are conducting clinical development of Aurora kinase inhibitors for hemato-oncology indications. We believe that Arbutus Biopharma, Boehringer Ingelheim, GlaxoSmithKline, Merck, Nerviano Medical Sciences/Trovagene and Takeda have commenced clinical trials with PLK1 inhibitor candidates for hemato-oncology indications.
Legal Proceedings
From time to time, we may be involved in routine litigation incidental to the conduct of our business. As of December 31, 2017 we were not party to any material legal proceedings.
Employees
As of March 27, 2018, we had 12 full-time employees. Our employees are not represented by any collective bargaining agreements and management considers relations with our employees to be good.
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
Risks Associated with Development and Commercialization of Our Drug Candidates
Our SEAMLESS Phase 3 study failed to meet its primary endpoint of demonstrating statistically significant improvement in overall survival for the experimental arm versus an active control. While we may discuss the data from the SEAMLESS Phase 3 study with regulatory authorities once subgroup analyses are completed over the next few months, we may be unable to identify a viable path forward for continued development for, or be able to obtain regulatory approval for, or commercialize, this product indication.
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
An improved rate of complete remission, a secondary endpoint, was observed in patients who had discontinued therapy at the time of analysis. While we plan to discuss the data from the SEAMLESS Phase 3 study with European and U.S. regulatory authorities, we may be unable to salvage any value from the Phase 3 trial and may be unable to identify a viable plan for continued clinical development of this product indication. Even if we are able to design further trials and identify a path forward toward potential regulatory approval, such development will likely require significant financial and personnel resources, and no assurance can be given that additional capital would be available or that such capital would be available at acceptable terms. Our continuing analyses of data from the topline Phase 3 trial may also produce negative or inconclusive results.
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
On February 23, 2017, we announced top-line results from the pivotal Phase 3 SEAMLESS study in elderly patients aged 70 years or older with newly diagnosed AML, who are not candidates for or have refused intensive induction chemotherapy. The trial did not meet its primary endpoint of demonstrating statistically significant improvement in overall survival for the experimental arm versus an active control. As the trial did not achieve the primary basis for an efficacy claim, the SPA agreement with the FDA is no longer binding on the FDA.
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

•
negative or inconclusive results from clinical trials, as demonstrated by our announcement on February 24, 2017 that our SEAMLESS Phase 3 study failed to reach its primary endpoint;

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
Toxicity and serious adverse events have been noted in preclinical and clinical trials involving certain of our drug candidates. For example, neutropenia and gastro-intestinal toxicity were observed in patients receiving sapacitabine and elevations of liver enzymes and a decrease in potassium levels has been observed in patients receiving seliciclib.
In addition, we have or may pursue clinical trials for CYC065, sapacitabine and seliciclib in more than one indication. There is a risk that unacceptable toxicity or adverse events observed in a trial for one indication could result in the delay or suspension of all trials involving the same drug candidate. Even if we believe that the data collected from clinical trials of our drug candidates are promising with respect to safety and efficacy, such data may not be deemed sufficient by regulatory authorities to warrant product approval. Clinical data can be interpreted in different ways. Regulatory officials could interpret such data in different ways than we do which could delay, limit or prevent regulatory approval. The FDA, EMA or we may suspend or terminate clinical trials at any time. Any failure or significant delay in completing clinical trials for our drug candidates, or in receiving regulatory approval for the commercialization of our drug candidates, may severely harm our business and reputation.
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
Although we are not currently party to any collaboration arrangement or strategic alliance that is material to our business, in the future, we expect to be dependent upon collaborative arrangements or strategic alliances to complete the development and commercialization of some of our drug candidates, particularly after the Phase 2 stage of clinical testing. These arrangements may place the development of our drug candidates outside our control, may require us to relinquish important rights, or may otherwise be on terms unfavorable to us.
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
We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates under development. We currently lack the resources or the capacity to manufacture any of our products on a clinical or commercial scale. We anticipate future reliance on a limited number of third party manufacturers until we are able, or decide to, expand our operations to include manufacturing capacities. If the FDA or EMA approve any of our drug candidates for commercial sale, or if we significantly expand our clinical trials, we will need to manufacture them in larger quantities and will be required to secure additional or alternative third-party suppliers to our current suppliers. To date, our drug candidates have been manufactured in small quantities for preclinical testing and clinical trials and we may not be able to successfully increase the manufacturing capacity, whether in collaboration with our current or future third-party manufacturers or on our own, for any of our drug candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA and EMA must review and approve. If we are unable to successfully increase the manufacturing capacity for a drug candidate, whether for late stage clinical trials or for commercial sale, or are unable to secure alternative third-party suppliers to our current suppliers, the drug development, regulatory approval or commercial launch of any related drugs may be delayed or blocked or there may be a shortage in supply. Even if any third-party manufacturer makes improvements in the manufacturing process for our drug candidates, we may not own, or may have to share, the intellectual property rights to such innovations. Any performance failure on the part of manufacturers could delay late stage clinical development or regulatory approval of our drugs, the commercialization of our drugs or our ability to sell our commercial products, producing additional losses and depriving us of potential product revenues.
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
We currently license some of the compounds and drug candidates used in our research programs from third parties. These include sapacitabine, which was licensed from Daiichi Sankyo. Our present research involving these compounds relies upon previous research conducted by third parties over whom we had no control and before we in-licensed the drug candidates. In order to receive regulatory approval of a drug candidate, we must present all relevant data and information obtained during our research and development, including research conducted prior to our licensure of the drug candidate. Although we are not currently aware of any such problems, any problems that emerge with preclinical research and testing conducted prior to our in-licensing may affect future results or our ability to document prior research and to conduct clinical trials, which could delay, limit or prevent regulatory approval for our drug candidates.
Even if our product candidates receive regulatory approval, we may still face future development and regulatory difficulties.
Our product candidates, if approved, will also be subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. In addition, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA and EMA regulatory requirements and requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to the FDA’s or EMA’s cGMP. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and EMA and to comply with certain requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. Accordingly, we may not promote our approved products, if any, for indications or uses for which they are not approved.
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
Our business may be affected by the efforts of government and third-party payors to contain or reduce the cost of healthcare through various means. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010, referred to jointly as ACA, enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry. With regard to pharmaceutical products, the ACA may have the effect of expanding and increasing industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. Additionally, since the 2016 federal elections, which resulted in the election of President Trump, the Republican presidential nominee, and Republican majorities in both houses of Congress, there have been judicial and Congressional challenges to certain aspects of the ACA. Both Congress and President Trump have expressed their intention to repeal or repeal and replace the ACA, and as a result, certain sections of the ACA have not been fully implemented or were effectively repealed. The uncertainty around the future of the ACA, and in particular the impact on reimbursement levels and the number of insured individuals, may lead to uncertainty or delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. If there are not adequate reimbursement levels, our business and results of operations could be adversely affected. We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on our business, including whether it will impact the appetite of investors to make investments in companies like ours. Regardless of whether or not ACA is overturned or repealed, we expect both government and private health plans to continue to require healthcare providers, including healthcare providers that may one day purchase our products, to contain costs and demonstrate the value of the therapies they provide.
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
The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.
On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act,” or TCJA, that significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities have been revalued at December 31, 2017 using the newly enacted U.S. corporate rate. This reduced our net deferred tax asset by $4.1 million, which was offset by a corresponding decrease in the valuation allowance. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform is uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.
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
If any third-party manufacturer service providers do not meet our or our licensor’s requirements for quality, quantity or timeliness, or do not achieve and maintain compliance with all applicable regulations, demand for our products or our ability to continue supplying such products could substantially decline. As the third-party manufacturers are the sole supplier of the products, any delays may impact our sales.
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
We have funded all of our operations and capital expenditures with proceeds from the issuance of public equity securities, private placements of our securities, interest on investments, licensing revenue, government grants, research and development tax credits and product revenue. In order to conduct the lengthy and expensive research, preclinical testing and clinical trials necessary to complete the development and marketing of our drug candidates, we will require substantial additional funds. We may have insufficient public equity available for issue to raise the required additional substantial funds to implement our operating plan and we may not be able to obtain the appropriate stockholder approvals necessary to increase our available public equity for issuance within a time that we may require additional funding. Based on our current operating plan, we expect our existing resources to be sufficient to fund our planned operations through at least the end of 2019, although our estimates may prove to be incorrect and we could spend our available financial resources faster than we currently expect. To meet our long-term financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. To the extent that we raise additional funds through collaborations and licensing arrangements, we may have to relinquish valuable rights to our drug discovery and other technologies, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. Additional funding may not be available to us on favorable terms, or at all, particularly in light of the current economic conditions. If we are unable to obtain additional funds, we may be forced to delay or terminate our current clinical trials and the development and marketing of our drug candidates including sapacitabine.
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
The announcement in June 2016 of the referendum of the United Kingdom’s Membership of the European Union, or Brexit, advising for the exit of the United Kingdom from the European Union, expected to occur by March 2019, could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations. The referendum is non-binding; however, if passed into law, negotiations would commence to determine the future terms of the United Kingdom’s relationship with the European Union, including the terms of trade between the United Kingdom and the European Union. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The measures could potentially disrupt the markets and tax jurisdictions in which we operate, including our wholly owned subsidiary Cyclacel Limited, which was organized under the laws of England and Wales, and our research facility in Dundee, Scotland, which is also the center of our translational work and development programs, and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose potential customers, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate.
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
We are at an early stage of development as a company and have a limited operating history on which to evaluate our business and prospects. While we earned modest product revenues from the ALIGN business prior to terminating such operations effective September 30, 2012, we have not generated any product revenues from our product candidates currently in development. We cannot guarantee that any of our product candidates currently in development will ever become marketable products. We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy for their intended uses before the FDA, EMA and other regulatory authorities in the United States, the European Union and elsewhere. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or EMA for approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. As our Phase 3 study for AML did not meet its primary endpoint of demonstrating statistically significant improvement in overall survival for the experimental arm versus an active control our clinical development programs are now all at an early stage of testing in Phase 1/2. CYC065 is in a first-in-human Phase 1 study and a combination of sapacitabine and seliciclib, is currently in a Phase 1/2 clinical trial. We cannot be certain that the clinical development of these or any other drug candidates in preclinical testing or clinical development will be successful, that we will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Our commercial revenues from our product candidates currently in development, if any, will be derived from sales of drugs that will not become marketable for several years, if at all.
We have a history of operating losses and we may never become profitable. Our stock is a highly speculative investment.
We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of December 31, 2016 and December 31, 2017, our accumulated deficit was $335.0 million and $342.5 million, respectively. Our net loss was $11.8 million and $7.5 million for the years ended December 31, 2016 and 2017, respectively. In addition to the SEAMLESS study, which we announced on February 23, 2017 announced failed to reach its primary endpoint, our drug candidates are in the early- to mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years as we continue our research and development of our drug candidates, seek regulatory approvals and commercialize any approved drugs. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.
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
Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation. Our business and operations would suffer in the event of system failures.
In the ordinary course of our business, we collect and store sensitive data, intellectual property and proprietary business information owned or controlled by ourselves or our customers. This data encompasses a wide variety of business-critical information including research and development information, commercial information, and business and financial information. We face four primary risks relative to protecting this critical information: loss of access; inappropriate disclosure; inappropriate modification; and inadequate monitoring of our controls over the first three risks.
We utilize information technology, or IT, systems and networks to process, transmit and store electronic information in connection with our business activities. The secure processing, storage, maintenance, and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects.
Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from such cyber-attacks, including computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such an event could cause interruption of our operations. For example, the loss of data from ongoing or completed clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs. In addition, there can be no assurance that we will promptly detect any such disruption or security breach, if at all. To the extent that any disruption or security breach were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could suffer reputational harm or face litigation or adverse regulatory action and the development of our product candidates could be delayed.
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
Sapacitabine is protected by granted, composition of matter patents claiming certain, stable crystalline forms of sapacitabine and their pharmaceutical compositions and therapeutic uses that expire in 2022 (and may be eligible for a Hatch-Waxman term restoration of up to five years, which could extend the expiration date to 2027); United States and European granted patents that expire in 2029, claiming the combination of sapacitabine with hypomethylating agents, including decitabine, which is being tested as the active arm in the SEAMLESS Phase 3 trial, and a United States granted patent claiming a specified method of administration of sapacitabine with patent exclusivity until July 2030. We have used a stable, crystalline form of sapacitabine in nearly all our Phase 1 and in all our Phase 2 and Phase 3 clinical studies. We have also chosen this crystalline form for commercialization. Additional patents and applications claim certain medical uses, combinations, formulations and dosing regimens of sapacitabine which have emerged in our clinical trials, as well as a process for the preparation of sapacitabine. Seliciclib is protected by granted patents and applications claiming certain medical uses of seliciclib, including combination use with sapacitabine, which have emerged in our preclinical research and clinical trials. The latest to expire of the granted patents expires in 2033. Failure to obtain, maintain or extend the patents could adversely affect our business. We will only be able to protect our drug candidates and our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.
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
There is a risk that we are infringing or will infringe on the proprietary rights of third parties because patents and pending applications belonging to third parties exist in the United States, the European Union and elsewhere in the world in the areas of our research. Others might have been the first to make the inventions covered by each of our or our licensors’ pending patent applications and issued patents and might have been the first to file patent applications for these inventions. We are aware of several published patent applications, and understand that others may exist, that could support claims that, if granted and held valid, could cover various aspects of our developmental programs, including in some cases particular uses of our drug candidates sapacitabine, seliciclib, CYC065 or other therapeutic candidates, or substances, processes and techniques that we use in the course of our research and development and manufacturing processes. We are aware that other patents exist that claim substances, processes and techniques, which, if held valid, could potentially restrict the scope of our research, development or manufacturing operations. In addition, we understand that other applications and patents exist relating to potential uses of sapacitabine, seliciclib and CYC065 that are not part of our current clinical programs for these compounds. Numerous third-party United States and foreign issued patents and pending applications exist in the area of kinases, including CDK and PLK for which we have research programs. For example, some pending patent applications contain broad claims that could represent freedom to operate limitations for some of our kinase programs should they be issued unchanged. Although we intend to continue to monitor these applications, we cannot predict what claims will ultimately be allowed and if allowed what their scope would be. In addition, because the patent application process can take several years to complete, there may be currently pending applications, unknown to us, which may later result in issued patents that cover the production, manufacture, commercialization or use of our drug candidates. If we wish to use the technology or compound claimed in issued and unexpired patents owned by others, we will need to obtain a license from the owner, enter into litigation to challenge the validity of the patents or incur the risk of litigation in the event that the owner asserts that we infringe its patents. In one case we have opposed a European patent relating to human aurora kinase and the patent has been finally revoked (no appeal was filed).
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires that we maintain internal control over financial reporting that meets applicable standards. As with many smaller companies with small staff, material weaknesses in our financial controls and procedures may be discovered. If we fail to maintain our internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed.
We incur increased costs and management resources as a result of being a public company, and we may fail to comply with public company obligations.
As a public company, we face and will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that we would not incur as a private company. Compliance with the Sarbanes Oxley Act of 2002, as well as other rules of the SEC, the Public Company Accounting Oversight Board and NASDAQ resulted in a significant initial cost to us as well as an ongoing compliance cost. As a public company, we are subject to Section 404 of the Sarbanes Oxley Act relating to internal control over financial reporting. We have completed a formal process to evaluate our internal controls for purposes of Section 404, and we concluded that as of December 31, 2017, our internal control over financial reporting was effective. As our business grows and changes, there can be no assurances that we can maintain the effectiveness of our internal controls over financial reporting. In addition, our independent certified public accounting firm has not provided an opinion on the effectiveness of our internal controls over financial reporting for the year ended December 31, 2017 because we are a smaller reporting company. In the event our independent auditor is required to provide an opinion on such controls in the future, there is a risk that the auditor would conclude that such controls are ineffective.
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
In addition, in the event a third party seeks to acquire our company or acquire control of our company by way of a merger, but the terms of such offer do not provide for our preferred stock to remain outstanding or be converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to our preferred stock, the terms of the Certificate of Designations of our preferred stock provide for an adjustment to the conversion ratio of our preferred stock such that, depending on the terms of any such transaction, preferred stockholders may be entitled, by their terms, to receive up to $10.00 per share in common stock, causing our common stockholders not to receive as favorable a price as the price at which such shares may be trading at the time of any such transaction. As of December 31, 2017, there were 335,273 shares of our preferred stock issued and outstanding. If the transaction were one in which proceeds were received by the Company for distribution to stockholders, and the terms of the Certificate of Designations governing the preferred stock were strictly complied with, approximately $4.0 million would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time. Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.

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

•
variations in our quarterly results; and

•
announcements about our collaborators or licensors; and changes in accounting principles

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
If our common or preferred stockholders sell substantial amounts of our stock in the public market, or the market perceives that such sales may occur, the market price of our common and preferred stock could fall. If additional holders of convertible preferred stock elect to convert their shares to shares of common stock at renegotiated prices, such conversion as well as the sale of substantial amounts of our common stock, could cause dilution to existing holders of our common stock, thereby also negatively affecting the price of our common stock. For example, in 2013, we issued an aggregate of 140,373 shares of our common stock in exchange for an aggregate of 877,869 shares of our preferred stock in arms-length negotiations between us and the other parties who had approached us to propose the exchanges.
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
Our management team will have broad discretion over the use of the net proceeds from the recent sale of our securities.
On July 19, 2017, we entered into an underwriting agreement with Ladenburg Thalmann & Co. Inc., acting as the representative of the several underwriters named therein relating to the issuance and sale of (i) 3,154,000 Class A Units, each consisting of one share of the Company’s common stock and a warrant to purchase one share of common stock, and (ii) 8,872 Class B Units, each consisting of one share the Company’s Series A Convertible Preferred Stock, par value $0.001 per share, convertible into 500 shares of common stock at the initial conversion price and a warrant to purchase a number of shares of common stock equal to $1,000.00 divided by the conversion price. The net proceeds to the Company from the offering were approximately $13,700,000 after deducting underwriting discounts and commissions and other estimated Offering expenses. During the year ended December 31, 2017, 8,608 shares of the Series A Preferred Stock were converted into 4,304,000 shares of common stock. As of December 31, 2017, 264 shares of the Series A Preferred Stock remain issued and outstanding. The 264 shares of Series A Preferred Stock issued and outstanding at December 31, 2017, are convertible into 132,000 shares of common stock. Our management team has discretion to direct the net proceeds from this offering. We intend to use all of the net proceeds, together with cash on hand, for general corporate purposes. General corporate purposes may include working capital, capital expenditures, development costs, strategic investments or possible acquisitions. Our management’s judgments may not result in positive returns on your investment and you will not have an opportunity to evaluate the economic, financial or other information upon which our management bases its decisions.

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
Item 1B.   Unresolved Staff Comments
None.
Item 2.   Properties
We lease our corporate headquarters in Berkeley Heights, New Jersey and a research and development facility in Dundee, Scotland. We believe that our existing facilities are adequate to accommodate our business needs.

Item 3.   Legal Proceedings
From time to time, we may be involved in routine litigation incidental to the conduct of our business. As of December 31, 2017, we were not a party to any material legal proceedings.
Item 4.   Mine Safety Disclosures
Not applicable.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock is traded on The NASDAQ Capital Market, or NASDAQ, under the symbol “CYCC”. Our preferred stock currently trades on NASDAQ under the symbol “CYCCP”. The following table summarizes, for the periods indicated, the high and low sales prices for the common stock as reported by NASDAQ:
	High	Low
2017
Quarter ended March 31, 2017	$6.14	$3.13
Quarter ended June 30, 2017	$10.90	$3.77
Quarter ended September 30, 2017	$3.87	$1.56
Quarter ended December 31, 2017	$2.25	$1.50
2016
Quarter ended March 31, 2016	$6.45	$3.60
Quarter ended June 30, 2016	$8.27	$3.84
Quarter ended September 30, 2016	$9.72	$4.21
Quarter ended December 31, 2016	$6.18	$3.05
Holders of Common Stock
On March 27, 2018, we had approximately 27 registered holders of record of our 11,997,447 shares of common stock outstanding. On March 27, 2018, the closing sale price of our common stock as reported by NASDAQ was $1.34 per share.
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
Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
This report contains certain statements that may be deemed ‘forward-looking statements’ within the meaning of United States securities laws. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Certain factors that could cause results to differ materially from those projected or implied in the forward looking statements are set forth in this Annual Report on Form 10-K for the year ended December 31, 2017 under the caption “Item 1A — Risk factors”.
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
Overview
During 2017, our focus has been on our transcriptional regulation program, pursuant to which we are evaluating our CYC065, cyclin dependent kinase, or CDK, inhibitor and our DNA damage response, or DDR, program, in which we are evaluating sapacitabine in combination with our CDK inhibitor seliciclib in solid tumors in a Phase 1 study. Additionally, we have completed the analysis of data from SEAMLESS, the Phase 3 study in acute myeloid leukemia, or AML. Data from the SEAMLESS study was presented at the 59th American Society of Hematology Annual Meeting. Based on the outcome of prespecified and exploratory subgroup analyses, we plan to discuss the data with European and US regulatory authorities.
CYC065 is being evaluated in an on-going, first-in-human, Phase 1 clinical trial being conducted at the Dana Farber Cancer Institute in Boston. The objective of part 1 of the clinical trial is to assess safety and recommended dosing for Phase 2 (RP2D) in advanced cancer patients, based on determination of the biologically effective dose through measurement of CYC065’s effects on the Mcl-1 biomarker. Part 1 is now complete and the RP2D has been selected, Part 2 of the study will focus on patients with advanced solid tumors with amplification of cyclin E, Mcl-1 and/or MYCN.
In our DNA damage response program we are evaluating an all-oral Phase 1 combination study with our sapacitabine and seliciclib, a first-generation CDK inhibitor, in patients with BRCA mutations. We are currently enrolling part 3 of this study. Additionally, we advanced our polo-like-kinase, or PLK inhibitor, CYC140, to IND-ready.
Corporate Developments
On July 21, 2017, the Company announced the closing of an underwritten offering, with net proceeds of approximately $13.7 million after deducting underwriting discounts and commissions and other estimated offering expenses, including full exercise of the underwriters’ overallotment option. The Company issued and sold in the offering (i) 3,154,000 Class A Units, each consisting of one share of the Company’s common stock, and a warrant to purchase one share of common stock, and (ii) 8,872 Class B Units, each consisting of one share of the Company’s Series A Convertible Preferred Stock convertible into 500 shares of common stock at the initial conversion price, and a warrant to purchase a number of shares of common stock equal to $1,000 divided by the conversion price. The price to the public in the offering was $2.00 per Class A Unit and $1,000 per Class B Unit. During the year ended December 31, 2017, 8,608 shares of the Series A Preferred Stock were converted into 4,304,000 shares of common stock. As of December 31, 2017, 264 shares of the Series A Preferred Stock remain issued and outstanding. The 264 shares of Series A Preferred Stock issued and outstanding at December 31, 2017, are convertible into 132,000 shares of common stock.
Recent Events
Adoption of ASC Topic 606, Revenue from Contracts with Customers.
Under this new guidance, the company must recognize revenue when it transfers promised goods or services to customers with an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The company has elected to adopt the guidance on a modified retrospective basis and does not anticipate recording a material adjustment to opening accumulated deficit as of January 1, 2018, the adoption date. The Company anticipates this standard will not have a material impact on its consolidated financial statements.
Dividend on Preferred Stock
On December 6, 2017, the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s Preferred Stock. The cash dividend was paid on February 1, 2018 to the holders of record of the Preferred Stock as of the close of business on January 12, 2018.
Results of Operations
Years Ended December 31, 2016 and 2017
Results of Continuing Operations
Revenues
The following table summarizes the components of our revenues for the years ended December 31, 2016 and 2017 (in thousands except percentages):
	Year ended December 31,		Difference
	2016	2017	$	%
Grant revenue	$843	—	$(843)	(100)
Collaboration and research and development revenue	—	—	—	—
Total Revenue	$843	—	$(843)	(100)

Grant revenue is recognized as we incur and pay for qualifying costs and services under the applicable grant. Grant revenue is derived from various United Kingdom government and European Union grant awards. For the years ended December 31, 2016 and 2017, we had grant revenue of approximately $0.8 million and $0.0 million, respectively. The decrease was the result of grant funding for the CYC140 program ending in 2016.
The future
We will not recognize further grant revenue for the CYC140 program, as the grant from the Biomedical Catalyst of the United Kingdom government ended in November 2016. Although we may apply for additional grants in 2018, we are not certain of our ability to obtain such grants in 2018.
We have entered into a collaboration, licensing and supply agreement with ManRos Therapeutics SA or ManRos. Receipt of further revenue under is dependent on the clinical progress of the program, which we do not control. We have received a $150,000 payment from ManRos as of December 31, 2017 in anticipation of ManRos achieving a clinical milestone in 2018. This payment has been recorded as deferred revenues on the balance sheet (part of other current liabilities).
Research and development
We expense all research and development costs as they are incurred. Research and development expenses primarily include:
•
Clinical trial and regulatory-related costs;

•
Payroll and personnel-related expenses, including consultants and contract research organizations;

•
Preclinical studies and laboratory supplies and materials;

•
Technology license costs;

•
Stock-based compensation; and

•
Rent and facility expenses for our office and laboratories.

The following table provides information with respect to our research and development expenditures for the years ended December 31, 2016 and 2017 (in thousands except percentages):
	Year ended December 31,		Difference
	2016	2017	$	%
Sapacitabine	$6,239	$2,661	$(3,578)	(57)
Other costs related to research and development programs and management	3,238	1,576	(1,662)	(51)
Total research and development	$9,477	$4,237	$(5,240)	(55)

Research and development expenses represented 63% and 45% of our operating expenses for the years ended December 31, 2016 and 2017, respectively.
Research and development expenditures decreased by approximately $5.2 million to $4.2 million for the year ended December 31, 2017 from $9.5 million for the year ended December 31, 2016. Research and development expenditures relating to sapacitabine decreased by approximately $3.5 million to $2.7 million for the year ended December 31, 2017 from $6.2 million for the year ended December 31, 2016. With the completion of enrolment of the study in December 2014, the number of patients on the study has reduced in 2017 compared to 2016, and more trial sites have closed resulting in decreased expenditures. Other costs related to research and development programs, management and exploratory research decreased by $1.6 million for the year ended December 31, 2017 from $3.2 million for the year ended December 31, 2016, primarily as a result of decreased expenditures on the Biomedical Catalyst grant-funded CYC0140 program as the grant ended in 2016.
The future
We anticipate that overall research and development expenditures for the year ended December 31, 2018 will increase compared to the year ended December 31, 2017 due to the expansion of the CYC065 program. Costs related to the SEAMLESS clinical study sites will reduce and end in 2018, as these sites are closed. The timing and extent of SEAMLESS expenditure, related to possible registration submissions to regulatory authorities in Europe and the U.S., are dependent upon the final analysis of data. Additionally, expenditure on grant-funded programs will decrease because the CYC140 grant ended in November 2016 and we currently have no new grant-funded programs.
General and administrative
General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the total general and administrative expenses for the years ended December 31, 2016 and 2017 (in thousands except percentages):
	Year ended December 31,		Difference
	2016	2017	$	%
General and administrative	$5,516	$5,254	$(262)	(5)
Total General and administrative	$5,516	$5,254	$(262)	(5)

Total general and administrative expenses represented 37% and 55% of our operating expenses for the years ended December 31, 2016 and 2017, respectively.
Our general and administrative expenditures remained relatively flat with a modest decrease of 5% from $5.5 million for the year ended December 31, 2016 compared to $5.3 million for the year ended December 31, 2017.
The future
We expect general and administrative expenditures for the year ended December 31, 2018 to remain relatively flat as compared to our expenditures for the year ended December 31, 2017.

Other income (expense), net
The following table summarizes the other income (expense) for years ended December 31, 2016 and 2017 (in thousands except percentages):
	Year ended December 31,		Difference
	2016	2017	$	%
Foreign exchange gains (losses)	273	(39)	$(312)	(114)
Interest income	37	118	$81	219
Other income, net	66	949	$883	1,338
Total other income, net	$376	$1,028	$652	173

Total other income, net, increased by approximately $0.7 million, from approximately $0.4 million for the year ended December 31, 2016 to $1.0 million for the year ended December 31, 2017. The increase in other income is primarily related to income received under an Asset Purchase Agreement, or APA, with Life Technologies Corporation, or LTC, (formerly Invitrogen Corporation and currently a subsidiary of Thermo Fisher Scientific Inc.), in respect of certain assets and intellectual property owned by Xcyte Therapies, Inc., or Xcyte, and sold to LTC in December 2005, prior to our reverse merger into Xcyte in March 2006. The assets and technology were not part of our product development plan following the transaction between Xcyte and Cyclacel in March 2006. We have no knowledge of LTC’s activities and cannot predict when we may receive income under the APA, if any.
Foreign exchange gains (losses)
Foreign exchange gains (losses) decreased by $0.3 million to a loss of approximately $39,000 for the year ended December 31, 2017 compared to a gain of approximately $0.3 million for the year ended December 31, 2016. The announcement in June 2016 of the referendum of the United Kingdom’s Membership of the European Union, or Brexit, advising for the exit of the United Kingdom from the European Union caused significant volatility in currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business, primarily the Euro and British Pound. The significant currency exchange rate fluctuations of the U.S. dollar relative to other currencies may adversely affect our results of operations.
We have a number of intercompany loans in place between our parent company based in New Jersey and our subsidiary based in Scotland. The intercompany loans outstanding are not expected to be repaid in the foreseeable future and the nature of the funding advanced is of a long-term investment nature. Therefore, all unrealized foreign exchange gains or losses arising on the intercompany loans are recognized in other comprehensive income until repayment of the intercompany loan becomes foreseeable. Favorable unrealized foreign exchange movements related to intercompany loans resulted in a gain of $14.6 million for the year ended December 31, 2017 and an unfavorable unrealized foreign exchange movement resulted in a loss of $27.4 million for the year ended December 31, 2016.
The future
Other income (expense), net will continue to be impacted by changes in foreign exchange rates and the receipt of income under the APA. As we are not in control of sales made by LTC, we are unable to estimate the level and timing of income under the APA, if any.
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

The following table summarizes total income tax benefit for the years ended December 31, 2016 and 2017 (in thousands except percentages):
	Year ended December 31,		Difference
	2016	2017	$	%
Income tax benefit	$1,983	$993	$(990)	(50)
Total Income tax benefit	$1,983	$993	$(990)	(50)

The income tax benefit decreased by approximately $.9 million to $.9 million for the year ended December 31, 2017 from $2.0 million for the year ended December 31, 2016. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.
The future
We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will continue to elect to receive payment of the tax credit. The amount of tax credits we will receive is entirely dependent on the amount of eligible expenses we incur. As we expect our eligible expenses to be higher in the fiscal year ended December 31, 2018, the level of tax credits recoverable is anticipated to be higher in 2018 compared to the fiscal year ended December 31, 2017. The new US tax reform Bill enacted in December 2017 is not expected to have a material effect on the company’s results of operations or financial position.
Liquidity and Capital Resources
The following is a summary of our key liquidity measures as of December 31, 2016 and 2017 (in thousands):
	Year ended December 31,
	2016	2017
Cash and cash equivalents	$16,520	$23,910
Working capital:
Current assets	19,617	25,974
Current liabilities	(5,259)	(4,113)
Total working capital	$14,358	$21,861

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments, licensing revenue, and a limited amount of product revenue from operations discontinued in September 2012. We have incurred significant losses since our inception. As of December 31, 2017, we had an accumulated deficit of $342.5 million.
Cash Flows
Cash provided by (used in operating, investing and financing activities for the years ended December 31,2016 and 2017 is summarized as follows (in thousands):
	Year Ended December 31,
	2016	2017
Net cash used in operating activities	$(10,079)	$(7,480)
Net cash provided by (used in) investing activities	9	(13)
Net cash provided by financing activities	6,594	14,748

Operating activities
Net cash used in operating activities decreased by $2.6 million, from $10.1 million for the year ended December 31, 2016 to $7.5 million for the year ended December 31, 2017. The decrease in cash used by operating activities was primarily the result of a decrease in research and development costs, largely related to the ongoing SEAMLESS trial.
Investing activities
Net cash provided by (used in) investing activities decreased by approximately $22,000 for the year ended December 31, 2017 due to capital expenditure on IT equipment.
Financing activities
Net cash provided by financing activities was $14.8 million for the year ended December 31, 2017, primarily as a result of the approximately $13.7 million in net proceeds from the July 2017 underwritten public offering and approximately $1.1 million in net proceeds from the issuance of common stock under the FBR Sales Agreement entered into in June 2016 offset by dividend payments of approximately $0.2 million to the holders of our 6% Preferred Stock.
Net cash provided by financing activities was $6.6 million for the year ended December 31, 2016, primarily as a result of approximately $5.1 million in net proceeds from the issuance of common stock under the FBR Sales Agreement and approximately $0.2 million in net proceeds from a Controlled Equity Offering Sales AgreementSM with Cantor Fitzgerald & Co entered into in July 2015 offset by dividend payments of approximately $0.2 million to the holders of our 6% Preferred Stock.
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
Contractual Obligations
The following table summarizes our long-term contractual obligations as of December 31, 2017 (in thousands):
	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating Lease Obligation(1)	$2,679	$348	$688	$687	$956

(1)
Operating lease obligations relate primarily to leasing of office and laboratory space at 1 James Lindsay Place, Dundee, UK. The lease, which was entered into in October 2000, expires in October 2025.

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
We grant certain stock compensation awards that vest only upon achievement of certain performance conditions. If, in our judgment, achievement of those performance conditions is not probable, we do not recognize any compensation cost for those awards. As of December 31, 2017, we have outstanding approximately 344,000 stock option awards that contain one or more performance conditions. We have estimated that approximately 40,000 of these awards are likely to vest, and have recognized less than $1,000 of compensation cost related to these specific awards during the year ended December 31, 2017. Had we determined that the performance conditions for all of the stock compensation awards were probable of being met, we would have recognized significantly more compensation cost in our December 31, 2017 consolidated statement of operations (loss).
Revenue Recognition
Revenue arrangements with multiple deliverables are accounted for in accordance with Financial Accounting Standards Board Accounting Standards Codification Subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). Under ASC 605-25, revenue arrangements with multiple deliverables are divided into separate units of accounting based on whether certain criteria are met, including whether the delivered item has stand-alone value to the customer. Consideration is allocated among the separate units of accounting based on their respective standalone selling prices, and the applicable revenue recognition guidance is applied to each of the separate units.
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
Recent Accounting Pronouncements Not Yet Effective
In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11, Accounting for Certain Financial Instruments with Down Round Features (“ASU 2017-11), which simplifies the accounting for certain financial instruments with down-round features. A down round feature is a provision in a financial instrument that reduces the strike price of an issued financial instrument if the issuer sells shares of its stock for an amount less than the currently stated strike price of the issued financial instrument or issues an equity-linked financial instrument with a strike price below the currently stated strike price of the issued financial instrument. ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. ASU 2017-11 should be adopted retrospectively for each prior reporting period presented or retrospectively as of the beginning of the year of adoption. The Company anticipates this standard will not have a material impact on its consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory (“ASU 2016-16”), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. This standard will not have a material impact on the company’s consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. This standard will not have a material impact on the company’s consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle; (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The guidance is effective for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. ASU 2014-09 was amended by multiple accounting standards updates from 2014-2016.
The Company anticipates this standard will not have a material impact on its consolidated financial statements. The Company currently believes the most significant impact relates to its accounting for revenues related to grants received from government agencies or nonprofit organizations. Under the new standard, the Company expects to report the inflows from the types of grants it typically receives in other income (or in some cases as a contra-expense). Historically, grants have been reported in revenue. As the grantor is not likely to be receiving a good or service in exchange for the payment, the grant cannot be reported in revenue under ASU 2014-09. The Company also expects to recognize revenue associated with contingent milestone-based payments at the time the contingent event is probable to be met, rather than when the milestone is achieved. However, given the limited number of potential milestones owed to Cyclacel, and the inherent risk involved in developing drugs, the timing of revenue recognition associated with contingent milestones is unlikely to be significantly impacted.
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

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Cyclacel Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cyclacel Pharmaceuticals, Inc. and its subsidiaries (the Company) as of December 31, 2016 and 2017, the related consolidated statements of operations (loss), comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ RSM US LLP
We have served as the Company’s auditor since 2013.
New York, New York
March 30, 2018

CYCLACEL PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	December 31,
	2016	2017
ASSETS
Current assets:
Cash and cash equivalents	$16,520	$23,910
Prepaid expenses and other current assets	3,097	$2,064
Total current assets	19,617	$25,974
Property and equipment, net	45	$29
Total assets	$19,662	$26,003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,497	$1,558
Accrued and other current liabilities	2,762	$2,555
Total current liabilities	5,259	$4,113
Other liabilities	130	$124
Total liabilities	5,389	$4,237
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2016 and December 31, 2017;
6% Convertible Exchangeable preferred stock; 335,273 shares issued and outstanding at December 31, 2016 and December 31, 2017. Aggregate preference in liquidation of $4,006,512 at December 31, 2016 and December 31, 2017	—	—
Series A convertible preferred stock; 0 shares and 264 shares issued and outstanding at December 31, 2016 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2016 and December 31, 2017; 4,256,829 and 11,997,447 shares issued and outstanding at December 31, 2016 and December 31, 2017, respectively.	4	12
Additional paid-in capital	350,051	$365,057
Accumulated other comprehensive loss	(743)	$(794)
Accumulated deficit	(335,039)	$(342,509)
Total stockholders’ equity	14,273	$21,766
Total liabilities and stockholders’ equity	$19,662	$26,003

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (LOSS)
(In thousands, except share and per share amounts)
	Year Ended December 31,
	2016	2017
Revenues:
Grant revenue	$843	$—
Operating expenses:
Research and development	9,477	4,237
General and administrative	5,516	5,254
Total operating expenses	14,993	9,491
Operating loss	(14,150)	(9,491)
Other income (expense):
Foreign exchange gains (losses)	273	(39)
Interest income	37	118
Other income, net	66	949
Total other income (expense), net	376	1,028
Loss from continuing operations before taxes	(13,774)	(8,463)
Income tax benefit	1,983	993
Net loss	(11,791)	(7,470)
Dividend on convertible exchangeable preferred shares	(200)	(201)
Beneficial conversion feature of Series A convertible stock	—	(3,638)
Conversion of Series A convertible preferred stock	—	(3,537)
Net loss applicable to common shareholders	$(11,991)	$(14,846)
Basic and diluted earnings per common share:
Net loss per share – basic and diluted	$(3.50)	$(1.95)
Weighted average common shares outstanding	3,424,976	7,631,152

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
	Year Ended December 31,
	2016	2017
Net loss	$(11,791)	$(7,470)
Translation adjustment	27,204	(14,687)
Unrealized foreign exchange gain (loss) on intercompany loans	(27,351)	14,636
Comprehensive loss	$(11,938)	$(7,521)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2015	335,273	$—	2,965,208	$3	$342,587	$(596)	$(323,159)	$18,835
Cumulative effect of change in Accounting
Principle for ASU 2016-09	—	—	—	—	89	—	(89)	—
Issue of common stock on At Market Issuance sales agreement	—	—	1,291,621	1	6,793	—	—	6,794
Stock-based compensation	—	—	—	—	782	—	—	782
Preferred stock dividends	—	—	—	—	(200)	—	—	(200)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(27,351)	—	(27,351)
Translation adjustment	—	—	—	—	—	27,204	—	27,204
Net loss	—	—	—	—	—	—	(11,791)	(11,791)
Balances at December 31, 2016	335,273	$—	4,256,829	$4	$350,051	$(743)	$(335,039)	$14,273
Issue of common stock, preferred stock and associated warrants on underwritten offering, net of expenses	8,872	—	3,154,000	3	13,681	—	—	13,684
Series A Preferred stock conversions	(8,608)	—	4,304,000	4	(4)	—	—	—
Warrant exercise	—	—	99,500	—	199	—	—	199
Issue of common stock on At Market Issuance sales agreement	—	—	183,118	1	1,065	—	—	1,066
Stock-based compensation	—	—	—	—	266	—	—	266
Preferred stock dividends	—	—	—	—	(201)	—	—	(201)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	14,636	—	14,636
Translation adjustment	—	—	—	—	—	(14,687)	—	(14,687)
Loss for the period	—	—	—	—	—	—	(7,470)	(7,470)
Balances at December 31, 2017	335,537	$—	11,997,447	$12	$365,057	$(794)	$(342,509)	$21,766

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2016	2017
Cash flows from operating activities:
Net loss	$(11,791)	$(7,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	133	32
Gain on disposal of property and equipment	(12)	—
Stock-based compensation expense	782	266
Changes in operating assets and liabilities:
Prepaid expenses and other assets	439	1,232
Accounts payable and other current liabilities	370	(1,540)
Net cash used in operating activities	(10,079)	(7,480)
Cash flows from investing activities:
Purchases of property and equipment	(3)	(13)
Proceeds from sale of property and equipment	12	—
Net cash provided by (used in) investing activities	9	(13)
Cash flows from financing activities:
Proceeds from issuance of equity securities, net of issuance costs	6,794	14,749
Proceeds from the exercise of stock options and warrants, net of issuance costs	—	200
Payment of preferred stock dividend	(200)	(201)
Net cash provided by financing activities	6,594	14,748
Effect of exchange rate changes on cash and cash equivalents	(444)	135
Net decrease in cash and cash equivalents	(3,920)	7,390
Cash and cash equivalents at beginning of period	20,440	16,520
Cash and cash equivalents at end of period	$16,520	$23,910
Supplemental cash flow information:
Cash received during the period for:
Interest	38	118
Taxes	1,965	1,815
Non cash financing activities:
Accrual of preferred stock dividends	50	50
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
As of December 31, 2017, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.
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
Through December 31, 2017, the Company has funded all of its operations and capital expenditures with proceeds from the issuance of public equity securities, private placements of securities, government grants, research and development tax credits, interest on investments, product revenue and licensing revenue. The Company has incurred recurring losses since its inception, including net losses of $11.8 million and $7.5 million for the years ended December 31, 2016 and 2017, respectively. As of December 31, 2017, the Company had an accumulated deficit of $342.5 million. The Company expects to continue to generate operating losses for the foreseeable future due to, among other things, costs related to the clinical development of its drug candidates, its preclinical programs and its administrative organization.
Going Concern
Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued. The Company expects that its cash of  $23.9 million as of December 31, 2017 will be sufficient to fund its operating expenses and capital expenditure requirements through to the end of 2019.
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

The future viability of the Company beyond 2019 is dependent on its ability to raise additional capital to finance its operations. The Company will need to raise substantial additional capital to pursue the transcriptional regulation program, evaluating CYC065, a CDK inhibitor, in patients with advanced cancers or the DNA damage response program, evaluating a sequential regimen of sapacitabine and seliciclib, a CDK inhibitor, in patients with BRCA positive, advanced solid cancers Additional funding may not be available to the Company on favorable terms, or at all. If the Company is unable to obtain additional funds, it will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to sapacitabine or its CDK inhibitors, if available, or be forced to delay or reduce the scope of its CDK inhibitors and sapacitabine development programs, including any potential regulatory filings related to the SEAMLESS study, and/or limit or cease its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.
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
2.
Summary of Significant Accounting Policies

Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include inputs used to determine clinical trial accruals, stock-based compensation expense and the recognition of revenue. Cyclacel reviews its estimates on an ongoing basis. The estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates. Cyclacel believes the judgments and estimates required by the following accounting policies to be significant in the preparation of the Company’s consolidated financial statements.
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
Cash and Cash Equivalents
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company considers all highly liquid investments with an original maturity of three months or less at the time of initial purchase to be cash equivalents. The objectives of the Company’s cash management policy are to safeguard and preserve funds, to maintain liquidity sufficient to meet Cyclacel’s cash flow requirements and to attain a market rate of return. The Company deposits its cash in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.
The Company’s cash and cash equivalents balance at December 31, 2017 was $23.9 million and it maintains its cash accounts in several entities both within the United States and the United Kingdom. The total cash balances for amounts held in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per account. The Company has cash balances exceeding the balance insured by the FDIC that totaled approximately $23.0 million at December 31, 2017. The total cash balances for amounts held in the United Kingdom are insured by the UK Government Financial Services Compensation Scheme (“FSCS”) up to £75,000 per account. The Company has cash balances exceeding the balance insured by the FSCS that totaled approximately $0.5 million at December 31, 2017.
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
Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Assets and liabilities measured at fair value are classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
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

The carrying values of cash and cash equivalents, other receivables, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
Segments
The Company is managed and operated as one business which is focused on using cell cycle, transcriptional regulation and DNA damage response biology to develop innovative, targeted medicines for cancer and other proliferative diseases. The entire business is managed by a single management team that reports to the Chief Executive Officer. The Company does not operate separate lines of business with respect to any of its products or product candidates and the Company does not prepare discrete financial information with respect to separate products or product candidates or by location. Accordingly, the Company views its business as one reportable operating segment with development operations in two geographic areas, namely the United States and the United Kingdom.
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

•
The Company’s efforts, which result in achievement of the milestone

•
The amount of the milestone payment relative to the other deliverables and payment terms, and

•
Whether the milestone payment is related to future performance or deliverables

The Company records as deferred revenue any amounts received prior to satisfying the revenue recognition criteria. Deferred revenue not expected to be recognized within the next twelve months is reported as non-current deferred revenue. The Company recognized $0 and $0.2 million deferred revenue as of December 31, 2016 and 2017 respectively. The deferred revenue reported as of December 31, 2017 relates to a prepayment received from ManRos Therapeutics SA for a development milestone that is not expected to be achieved until mid-2018 (see Note 3 for additional details).

Royalty income is recognized when the licensee sells the underlying product.
Grant revenue
Grant revenues from government agencies and private research foundations are recognized as the related qualified research and development costs are incurred, up to the limit of the prior approval funding amounts. Grant revenues are not refundable.
Other Income
Other income is primarily related to royalty income received under a historical Asset Purchase Agreement for activities which are not part of the Company’s ongoing operations and activities.
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
Stock-based Compensation
The Company measures all stock options and other stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards, over the requisite service period, which for the Company is the period between the grant date and the date the award vests or becomes exercisable. Most of the awards granted by the Company (and still outstanding) vest ratably over three or four years. However, certain awards granted to members of the Company’s Board of Directors vest in their entirety on the one-year anniversary following the date of grant. Generally, the Company issues stock options and restricted stock awards to employees with only service-based vesting conditions and records the expense for these awards using the straight-line method. However, in certain years, the Company granted restricted stock units to employees that were dependent upon the fulfillment of certain clinical and financial conditions. In such instances where the performance condition must be met for the award to vest, the company only recognizes expense in the period that the award becomes probable of vesting (See Note 11 — Stock-Based Compensation).
The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s payroll costs are classified. The Company accounts for forfeitures as they occur.

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
In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2016 and 2017.
Comprehensive Income (Loss)
All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the years ended December 31, 2016 and 2017.
Recently Issued Accounting Pronouncements
In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11, Accounting for Certain Financial Instruments with Down Round Features (“ASU 2017-11”), which simplifies the accounting for certain financial instruments with down-round features. A down round feature is a provision in a financial instrument that reduces the strike price of an issued financial instrument if the issuer sells shares of its stock for an amount less than the currently stated strike price of the issued financial instrument or issues an equity-linked financial instrument with a strike price below the currently stated strike price of the issued financial instrument. ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. ASU 2017-11 should be adopted retrospectively for each prior reporting period presented or retrospectively as of the beginning of the year of adoption. The Company anticipates this standard will not have a material impact on its consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory (“ASU 2016-16”), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. This standard will not have a material impact on the company’s consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. This standard will not have a material impact on the company’s consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle; (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The guidance is effective for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. ASU 2014-09 was amended by multiple accounting standards updates from 2014-2016.
The Company anticipates this standard will not have a material impact on its consolidated financial statements. The Company currently believes the most significant impact relates to its accounting for revenues related to grants received from government agencies or nonprofit organizations. Under the new standard, the Company expects to report the inflows from the types of grants it typically receives in other income (or in some cases as a contra-expense). Historically, grants have been reported in revenue. As the grantor is not likely to be receiving a good or service in exchange for the payment, the grant cannot be reported in revenue under ASU 2014-09. The Company also expects to recognize revenue associated with contingent milestone-based payments at the time the contingent event is probable to be met, rather than when the milestone is achieved. However, given the limited number of potential milestones owed to Cyclacel, and the inherent risk involved in developing drugs, the timing of revenue recognition associated with contingent milestones is unlikely to be significantly impacted.
ASU 2014-09 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company intends to use the modified retrospective method upon adoption of the new accounting standard, and does not anticipate recording a material adjustment to opening accumulated deficit as of the date of adoption.
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
The most significant licensing agreement is with Daiichi Sankyo. Pursuant to the Daiichi Sankyo license under which the Company licenses certain patent rights for sapacitabine the Company is under an obligation to use reasonable endeavors to develop a product and obtain regulatory approval to sell a product and has agreed to pay Daiichi Sankyo an up-front fee, reimbursement for Daiichi Sankyo’s enumerated expenses, milestone payments and royalties on a country-by-country basis. The up-front fee, Phase 3 entry milestone, and certain past reimbursements have been paid. A further $10.0 million in aggregate milestone payments could be payable subject to achievement of all the specific contractual milestones which are primarily related to regulatory approval in various territories, and the Company’s decision to continue with these projects. Royalties are payable in each country for the term of patent protection in the country or for ten years following the first commercial sale of licensed products in the country, whichever is later. Royalties are payable on net sales. Net sales are defined as the gross amount invoiced by the Company or its affiliates or licensees, less discounts, credits, taxes, shipping and bad debt losses. The agreement extends from its commencement date to the date on which no further amounts are owed under it. If the Company wishes to appoint a third party to develop or commercialize a sapacitabine-based product in Japan, within certain limitations, Daiichi Sankyo must be notified and given a right of first refusal, with the right of first refusal ending sixty days after notification, to develop and/or commercialize in Japan. In general, the license may be terminated by the Company for technical, scientific, efficacy, safety, or commercial reasons on six months’ notice, or twelve months’ notice, if after a launch of a sapacitabine-based product, or by either party for material default. There were no milestones earned in 2016 or 2017.
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

The upfront and milestone payments have been allocated to the separate deliverables within the arrangement and recognized over the period in which the deliverables are met. The consideration allocated to the main deliverable — the transfer of the Company’s know-how — was determined based on its estimated standalone selling price, using a market approach that identified similar license deals for a Phase 1/2 asset. The Company reviewed various licensing transactions in the public domain in the CF area and similar stage of asset development. In the year ended December 31, 2016 and 2017, the Company recognized revenue of  $0 and $0, respectively. In the fourth quarter of 2017, the Company received a $150,000 payment from ManRos in anticipation of ManRos achieving a clinical milestone in 2018. This payment has been recorded as deferred revenues on the balance sheet (part of other current liabilities) as the milestone was not achieved as of December 31, 2017.
4.
Cash and Cash Equivalents

The following is a summary of cash and cash equivalents at December 31, 2016 and 2017 (in thousands):
	December 31,
	2016	2017
Cash	$5,332	$1,103
Investments with original maturity of less than three months at the time of purchase	11,188	22,807
Total cash and cash equivalents	$16,520	$23,910

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
5.
Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):
	Fair Value Measurements as of December 31, 2016 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$11,188	$—	$—	$11,188
Total Assets	$11,188	$—	$—	$11,188

	Fair Value Measurements as of December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$22,807	$—	$—	$22,807
Total Assets	$22,807	$—	$—	$22,807

6.
Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets at December 31, 2016 and 2017 (in thousands):
	December 31,
	2016	2017
Research and development tax credit receivable	$1,730	$1,054
Prepayments	867	363
Delaware tax receivable	—	25
VAT receivable	327	409
Deposits	132	132
Other current assets	41	81
Prepaid expenses and other current assets	$3,097	$2,064

7.
Property and Equipment

Property and equipment consisted of the following at December 31, 2016 and 2017 (in thousands):
	Lives in years	December 31,
		2016	2017
Leasehold improvements	5 to 15	$792	$835
Research and laboratory equipment	3 to 5	4,438	4,854
Office equipment and furniture	3 to 5	1,157	1,236
		6,387	6,925
Less: accumulated depreciation and amortization		(6,342)	(6,896)
		$45	$29

Depreciation and amortization expense for property and equipment was $0.1 million and $32,000 for the years ended December 31, 2016 and 2017, respectively. During the year ended December 31, 2016, the Company sold fully depreciated assets for proceeds of approximately $12,000. The Company did not sell any property or equipment during the year ended December 31, 2017.
8.
Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at December 31, 2016 and 2017 (in thousands):
	December 31,
	2016	2017
Accrued research and development	$2,138	$1,645
Accrued legal and professional fees	194	248
Other current liabilities	430	662
	$2,762	$2,555

Other current liabilities in 2017 include $150,000 deferred income in respect of payment received in advance of achieving a milestone under the ManRos agreement (see Note 3 — Significant Contracts).

9.
Commitments and Contingencies

General
Please refer to Note 3 — Significant Contracts for further discussion of certain of the Company’s commitments and contingencies.
Leases
In October 2000, the Company entered into a twenty-five year lease for its research and development facility in Dundee, Scotland. Rent expense, which includes lease payments related to the Company’s research and development facilities and corporate headquarters and other rent related expenses was $0.5 and $0.5 million for each of the years ended December 31, 2016 and 2017, respectively.
The following is a summary of the Company’s future contractual obligations and commitments relating to its facilities leases as at December 31, 2017 (in thousands):
Operating Lease Obligation
2018	$348
2019	344
2020	344
2021	344
2022	343
thereafter	956
Total future minimum lease obligations	$2,679

10.
Stockholders’ Equity

The Company has completed the following equity issuances during the periods presented in the consolidated financial statements.
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
The common stock, Class A Warrants and Class B Warrants (together the “Warrants”) and Series A Preferred Stock are freestanding financial instruments. The Warrants are classified within equity (as a component of additional paid-in capital) in the consolidated balance sheet and are not remeasured on a recurring basis. The Series A Preferred Stock is classified within permanent equity in the consolidated balance sheet.
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
June 2016 At Market Issuance
On June 23, 2016, the Company entered into an At Market Issuance Sales Agreement (the “FBR Sales Agreement”) with FBR Capital Markets & Co. (“FBR”), under which the Company was authorized to issue and sell shares of its common stock, from time to time, through FBR, acting as its sales agent. Under the FBR Sales Agreement, FBR was authorized to sell such shares of common stock by any method that is deemed to be an “at the market offering”. The Company was not obligated to make any sales of common stock under the FBR Sales Agreement, and the Company was required to pay FBR a commission of 3.0% of the gross proceeds of the sale of any shares of common stock sold through FBR. During the year ended December 31, 2017, the Company sold 183,118 shares of common stock under the FBR Sales agreement for net proceeds of approximately $1.1 million, and the FBR Sales Agreement terminated automatically by its terms.
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
The following is a description of the Company’s outstanding equity instruments.
Warrants
As of December 31, 2017, there were 7,490,500 warrants outstanding, each with an exercise price of $2.00. All such warrants were issued in connection with the July 2017 Underwritten Public Offering and are immediately exercisable. The Warrants expire in 2024. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of its warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our Common Stock then outstanding after giving effect to such exercise.
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
Warrants exercised during the year ended December 31, 2016 and 2017 were 0 and 99,500 respectively. Gross proceeds during the year for such exercises amounted to $199,000 with a weighted average exercise price of  $2.00 per share.

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
During the year ended December 31, 2017, 8,608 shares of the Series A Preferred Stock were converted into 4,304,000 shares of common stock. As of December 31, 2017, 264 shares of the Series A Preferred Stock remain issued and outstanding. The 264 shares of Series A Preferred Stock issued and outstanding at December 31, 2017, are convertible into 132,000 shares of common stock.
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
6% Convertible Exchangeable Preferred Stock
As of December 31, 2017, there were 335,273 shares of the Company’s 6% Convertible Exchangeable (“Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board of Directors and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends.
The Company’s Board of Directors considers numerous factors in determining whether to declare the quarterly dividend pursuant to the Certificate of Designations governing the terms of the Company’s Preferred Stock, including the requisite financial analysis and determination of a surplus. Accrued and unpaid dividends in arrears on preferred stock were $0.7 million, or $1.95 per share, of preferred stock, as of December 31, 2016 and 2017.
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
The Preferred Stock is exchangeable, in whole but not in part, at the option of the Company on any dividend payment date beginning on November 1, 2005 (the “Exchange Date”) for the Company’s 6% Convertible Subordinated Debentures (“Debentures”) at the rate of     $10.00 principal amount of Debentures for each share of Preferred Stock. The Debentures, if issued, will mature 25 years after the Exchange Date and have terms substantially similar to those of the Preferred Stock. No such exchanges have taken place as of December 31, 2017.
For the year ended December 31, 2017, the company declared dividends of $0.15 per share quarterly on its Preferred Stock. These dividends were paid on May 1, August 1 and November 1, 2017, and February 1, 2018, respectively.
Common Stock
Exercise of Stock Options
No stock options were exercised during the years ended December 31, 2016 and 2017.
11.
Stock-Based Compensation

Stock based compensation has been reported within the following expense line items on the consolidated statement of operations for the years ended 2016 and 2017, as shown in the following table (in thousands):
	Year Ended December 31, 2016	Year Ended December 31, 2017
Research and development	$305	$72
General and administrative	477	194
Stock-based compensation costs before income taxes	$782	$266

2015 Plan
On May 22, 2015, the Company’s stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”), under which Cyclacel may make equity incentive grants to its officers, employees, directors and consultants. The company has reserved 458,753 shares of the Company’s common stock under the 2015

Plan. The 2015 Plan replaces the 2006 Equity Incentive Plan (the “2006 Plan”), under which there were no remaining reserved shares to be granted. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.
During 2016, the Company granted 197,841 options to employees and directors with a grant date fair value of approximately $0.7 million. Of these options, 189,091 are performance based, which will vest upon the fulfilment of certain clinical conditions and will terminate if they have not vested by December 31, 2020. The Company determined that the satisfaction of the vesting criteria was not probable throughout 2016 and 2017 and, as a result, did not record any expense related to these awards for the years ended December 31, 2016 and 2017.
There were 170,853 options granted during the year ended December 31, 2017. Of these options, 158,853 are performance based, which will vest upon the fulfillment of certain clinical conditions. The Company determined that the satisfaction of one of the conditions was probable as of December 31, 2017, but that the other vesting criteria related to these awards were not probable as of December 31, 2017. As such, the Company recognized compensation cost for these grants under the expectation that 25% of these awards will vest.
The weighted average grant-date fair values of options granted during the years ended December 31, 2016 and 2017 were $3.66 and $1.59, respectively.
As of December 31, 2017, the total remaining unrecognized compensation cost related to the non-vested stock options with service conditions amounted to approximately $0.2 million, which will be amortized over the weighted-average remaining requisite service period of 0.9 years.
During the years ended December 31, 2016 and 2017, the Company did not settle any equity instruments with cash.
There were no stock option exercises during the years ended 2016 and 2017. No income tax benefits were recorded for the years ended December 31, 2016 and 2017 because the Company has accumulated net operating losses for tax purposes and is not likely to benefit from any deductions associated with exercises of granted option awards.
Outstanding Options
A summary of the share option activity and related information is as follows:
	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000s)
Options outstanding at December 31, 2015	206,298	$72.60	8.09	$—
Granted	197,841	$4.68
Exercised	—
Cancelled/forfeited	(14,760)	$396.83
Options outstanding at December 31, 2016	389,379	$25.80	5.83	$121
Granted	170,853	$1.93
Exercised	—
Cancelled/forfeited	(24,615)	$179.92
Options outstanding at December 31, 2017	535,617	$11.10	8.23	$—
Unvested at December 31, 2017	386,682	$3.64	8.84	$—
Vested and exercisable at December 31, 2017	148,755	$30.49	6.65	$—

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model using the following assumptions:
	Year ended December 31, 2016	Year ended December 31, 2017
Expected term (years)	5 – 6	6
Risk free interest rate	1.370% – 1.500%	1.890% – 2.265%
Volatility	98% – 104%	108%
Expected dividend yield over expected term	0.00%	0.00%
Resulting weighted average grant date fair value	$3.66	$1.59
12.
Employee Benefit Plans

Pension Plan
The Company operates a defined contribution group personal pension plan for all of its UK based employees. Company contributions to the plan totaled approximately $57,000 and $54,000 for the years ended December 31, 2016 and 2017, respectively.
401(k) Plan
The 401(k) Plan provides for matching contributions by the Company in an amount equal to the lesser of 100% of the employee’s deferral or 6% of the U.S. employee’s qualifying compensation. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to the employees until withdrawn. Company matching contributions are tax deductible by the Company when made. Company employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit of  $18,000 if under 50 years old and $24,000 if over 50 years old and to have those funds contributed to the 401(k) Plan. The Company made contributions of approximately $32,000 and $28,000 to the 401(k) Plan for the years ended December 31, 2016 and 2017, respectively.
13.
Taxes

(Loss) income from continuing operations before taxes is comprised of the following components for the years ended December 31, 2016 and 2017 (in thousands):
	Year Ended December 31,
	2016	2017
Domestic	$(2,011)	$(127)
Foreign	(11,763)	(8,336)
Loss from continuing operations before taxes	$(13,774)	$(8,463)

The benefit (provision) for income taxes from continuing operations consists of the following (in thousands):
	Year Ended December 31,
	2016	2017
Current – domestic	$—	$—
Current – foreign	1,983	993
Current – total	1,983	993
Deferred – domestic	—	—
Income tax benefit	$1,983	$993

The Company has incurred a taxable loss in each of the operating periods since incorporation. The income tax credits of $2.0 million and $1.0 million for the years ended December 31, 2016 and 2017, respectively, represent UK research and development (“R&D”) tax credits for expenditures in the United Kingdom that are refundable.
A reconciliation of the (benefit) provision for income taxes from continuing operations with the amount computed by applying the statutory federal tax rate to loss from continuing operations before income taxes is as follows (in thousands):
	Year Ended December 31,
	2016	2017
Loss from continuing operations before taxes	$(13,774)	$(8,463)
Income tax expense computed at statutory federal tax rate	(4,683)	(2,877)
Disallowed expenses and non-taxable income	12	3
Loss surrendered to generate R&D credit	1,945	856
Additional research and development tax relief	(2,827)	(1,262)
Change in valuation allowance	2,029	(4,487)
Foreign items, including change in tax rates, and other	1,238	1,901
Change in US Tax Rate	—	4,112
Other foreign items	303	761
	$(1,983)	$(993)

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“Tax Act”), which made significant changes to U.S. federal income tax law. The Company expects that certain aspects of the Tax Act will positively impact the Company’s future after-tax earnings in the U.S., primarily due to the lower federal statutory tax rate. Set forth below is a discussion of certain provisions of the Tax Act and our preliminary assessment of the effect of such provisions on the Company’s results of operations, cash flows and consolidated financial statements.
The Tax Act will affect 2018 and forward, including but not limited to a reduction in the federal corporate rate from 35.0% to 21.0%, elimination of the corporate alternative minimum tax, a new limitation on the deductibility of certain executive compensation, limitations on net operating losses generated after December 31, 2017 and various other items. We do not expect these changes to have a material impact on our financial statements due to the accumulated net operating losses in the U.S.
The Tax Act provides for a one-time “deemed repatriation” of accumulated unrepatriated foreign earnings determined as of November 2, 2017, or December 31, 2017, whichever is greater. We do not expect to be subject to this provision due to the accumulated deficit in our foreign earnings for tax purposes. The Tax Act also created a new requirement that certain income earned by controlled foreign corporations must be included currently in the gross income of the U.S. shareholder under the Global Intangible Low-Taxed Income (GILTI) provision. We do not expect that any future foreign earnings will be subject to GILTI due to our US net operating losses.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Act. SAB 118 provides for a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Act. Based on our initial analysis of the Tax Act, the Company has made reasonable estimates of its 2017 impact. As a result of the federal corporate tax rate reduction from 35% to 21%, we re-measured certain deferred tax assets and liabilities, which resulted in a reduction in our DTA of approximately $4.1 million, that was offset by a decrease in our valuation allowance. As guidance and technical corrections, if any, are provided in the upcoming quarters, the Company will adjust its provisional estimates as required.
The primary difference between the income tax benefit at the statutory rate and the Company’s effective income tax expense for the year ended December 31, 2017 was primarily attributable to the change in our valuation allowance and foreign operations.
Significant components of the Company’s deferred tax assets are shown below (in thousands):
	Year Ended December 31,
	2016	2017
Net operating loss and tax credit carryforwards	$42,851	$38,948
Depreciation, amortization and impairment of property and equipment	137	111
Stock options	2,365	1,807
Research and development credits	4,021	4,021
Other	—	—
Deferred tax assets	49,374	44,887
Valuation allowance for deferred tax assets	(49,374)	(44,887)
Net deferred tax assets	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. The Company adopted a 17% tax rate as of December 31, 2017 in respect of the measurement of deferred taxes arising in the United Kingdom, which reflects the currently enacted tax rate and the anticipated timing of the unwinding of the deferred tax balances. In respect of the measurement of deferred taxes arising in the U.S, the Company has adopted a 21% tax rate as of December 31, 2017. This has reduced from 34% as of December 31, 2016 due to changes in U.S. tax laws enacted in December 2017. The effect of the change in tax rates on the consolidated statement of operations is $nil, after consideration of the change in valuation allowance.
A valuation allowance has been established, as realization of such assets is uncertain. The Company’s management evaluated the positive and negative evidence bearing upon the realizability of its deferred assets, and has determined that, at present, the Company may not be able to recognize the benefits of the deferred tax assets under the more likely than not criteria. Accordingly, a valuation allowance of approximately $44.9 million has been established at December 31, 2017. The valuation allowance has decreased by approximately $4.5 million in 2017.
In certain circumstances, as specified in the Tax Reform Act of 1986, due to ownership changes, the Company’s ability to utilize its net operating loss (“NOL”) carryforwards may be limited. The benefit of deductions from the exercise of stock options is included in the NOL carryforwards. As of December 31, 2016 and 2017, the Company had federal NOLs of $28.4 million and $28.4 million and foreign NOLs of $178.2 million and $186.2 million, respectively. The Company’s federal NOLs will start to expire in 2026, and the state NOLs totaling $18.7 million will start expiring in 2023. The Company’s foreign NOL’s do not expire under UK tax law. However, for losses created after April 1, 2017 the use of these NOLs is restricted to an annual £5 million allowance in each standalone company or group and above this allowance, there will be a 50% restriction in the profits that can be covered by losses brought forward. The amount of profits restricted for the year ended December 31, 2017 is $0. As of December 31, 2017, the Company had a US R&D credit carryforward of $4.0 million which will start expiring in 2019.
Utilization of the NOLs may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company completed a Section 382 study as of June 30, 2014 noting there was no ownership change from the Company’s formation through that date. No update to this study has been performed through December 31, 2017. Management has evaluated all significant tax positions at December 31, 2016 and 2017 and concluded that there are no material uncertain tax positions. The Company would recognize both interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception.
Tax year 2016 remains open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United Kingdom and the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the United Kingdom’s H.M. Revenue & Customs, the Internal Revenue Service (“IRS”) or state tax authorities. The Company is currently not under examination by the IRS or any other jurisdictions for any tax years.
We have not provided a deferred tax liability on the cumulative amount of unremitted foreign earnings of international subsidiaries because it is our intent to permanently reinvest such earnings outside of the United States.
The Company has an aggregate deficit in foreign earnings and therefore has not provided any deferred tax liability on its outside book-tax basis difference in its foreign subsidiaries and because it is also our intent to permanently reinvest any earnings outside of the United States. We would recognize this deferred tax liability if we were to experience a change in circumstances producing a change in that intention. As a result of the repeal of the Section 902 foreign tax credit under the Tax Act, future distributions would not be offset by a foreign tax credit.
14.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:
	Years ended December 31,
	2016	2017
Numerator:
Net loss	$(11,791)	$(7,470)
Dividend on convertible exchangeable preferred shares	$(200)	$(201)
Beneficial conversion feature of Series A convertible stock	$—	$(3,638)
Conversion of Series A convertible preferred stock	$—	$(3,537)
Net loss attributable to common shareholders	$(11,991)	$(14,846)
Denominator:
Weighted-average number of common shares used in loss per share – basic and diluted	3,424,976	7,631,152
Loss per share – basic and diluted	$(3.50)	$(1.95)

Potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year ended December 31,
	2016	2017
Stock options	389,378	535,616
Convertible preferred stock	1,698	1,698
Series A preferred stock	—	132,000
Common stock warrants	—	7,490,500
Total shares excluded from calculation	391,076	8,159,814

15.
Geographic Information

Geographic information for the years ended December 31, 2016 and 2017 is as follows (in thousands):
	Year Ended December 31,
	2016	2017
Revenue
United Kingdom	$843	$—
Total Revenue	$843	$—
Net loss
United States	$(2,211)	$(127)
United Kingdom	(9,580)	(7,343)
Total Net Loss	$(11,791)	$(7,470)

	December 31,
	2016	2017
Total Assets
United States	$15,197	$23,522
United Kingdom	4,465	2,481
Total Assets	$19,662	$26,003
Long Lived Assets, net
United States	$2	$0
United Kingdom	43	29
Total Long Lived Assets, net	$45	$29

16.
Subsequent Events

On March 7, 2018, the Board of Directors declared a quarterly cash dividend in the amount of  $0.15 per share on the Company’s Preferred Stock. The cash dividend is due to be paid on May 1, 2018 to the holders of record of the Preferred Stock as of the close of business on April 11, 2018.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.   Controls and Procedures
(a) Disclosure Controls:
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2017.
Pursuant to this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the end of the period covered by this report, our disclosure controls and procedures were effective.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.
Based on this assessment, management determined that, as of December 31, 2017, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
(c) Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.   Other information
Not applicable.

PART III
Item 10.   Directors, Executive Officers and Corporate Governance
The information required by item 10 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2017 fiscal year pursuant to Regulation 14A for its 2018 Annual Meeting of Stockholders.
Item 11.   Executive Compensation
The information required by item 11 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2017 fiscal year pursuant to Regulation 14A for its 2018 Annual Meeting of Stockholders.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by item 12 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2017 fiscal year pursuant to Regulation 14A for its 2018 Annual Meeting of Stockholders.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
The information required by item 13 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2017 fiscal year pursuant to Regulation 14A for its 2017 Annual Meeting of Stockholders.
Item 14.   Principal Accountant Fees and Services
The information required by item 14 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2017 fiscal year pursuant to Regulation 14A for its 2018 Annual Meeting of Stockholders.

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

(3)
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

(b)
Exhibits:

Exhibit Number	Description
1.1	Engagement Letter, dated March 3, 2015, by and between Cyclacel Pharmaceuticals, Inc. and H.C. Wainwright & Co., LLC (previously filed Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on March 4, 2015, and incorporated herein by reference).
1.2	Controlled Equity Offering Sales Agreement, dated July 10, 2015, by and among the Company and Cantor Fitzgerald & Co. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally field with the SEC on July 10, 2015, and incorporated herein by reference).
1.3	At Market Issuance Sales Agreement, dated as of June 23, 2016, between the Company and FBR Capital Markets & Co. (previously filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, originally filed wih the SEC on June 23, 2016, and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of Cyclacel Pharmaceuticals, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on April 1, 2013, and incorporated herein by reference).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cyclacel Pharmaceuticals, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 27, 2016, and incorporated herein by reference).
3.3	Amended and Restated Bylaws of Cyclacel Pharmaceuticals, Inc. (Previously filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, File No. 000-50626, originally filed with the SEC on March 31, 2011 and incorporated herein by reference).
3.4	Certificate of Designation of 6% Convertible Exchangeable Preferred Stock (previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on November 5, 2004, and incorporated herein by reference).
3.5	Certificate of Designation of Series A Preferred Stock (previously filed as Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 (No. 333-218305), originally filed with the SEC on July 17, 2017, and incorporated herein by reference).
4.1	Specimen of Common Stock Certificate (previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, File No. 333-109653, originally filed with the SEC on February 17, 2004, as subsequently amended, and incorporated herein by reference).
4.2	Specimen of Preferred Stock Certificate of Designation (previously filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-1, File No. 333-119585, originally filed with the SEC on October 21, 2004, as subsequently amended, and incorporated herein by reference).
4.3	Form of Warrant to purchase shares of Cyclacel Pharmaceuticals, Inc. Common Stock (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on July 1, 2011, and incorporated herein by reference).

Exhibit Number	Description
4.4	Registration Rights Agreement, dated as of December 14, 2012, by and between the Company and Aspire Capital Fund, LLC (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 17, 2012, and incorporated herein by reference).
4.5	Registration Rights Agreement, dated November 14, 2013, by and between the Company and Aspire Capital Fund, LLC (previously filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed with the SEC on November 14, 2013, and incorporated herein by reference).
4.6	Form of Warrant to purchase shares of Cyclacel Pharmaceuticals, Inc.’s Common Stock (previously filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (No. 333-218305), originally filed with the SEC on July 17, 2017, and incorporated herein by reference).
10.1	Stock Purchase Agreement, dated December 15, 2005, between Xcyte Therapies, Inc., and Cyclacel Group plc (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 20, 2005, and incorporated herein by reference).
10.2	Amendment No. 1 to the Stock Purchase Agreement, dated January 13, 2006, between Xcyte Therapies Inc., and Cyclacel Group plc (previously filed as exhibit 2.1 to the Registrant’s current report on Form 8-K filed with the Commission on January 19, 2006, and incorporated herein by reference).
10.3†	Amended and Restated Equity Incentive Plan (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 24, 2012, and incorporated by reference).
10.4†	Equity Incentive Plan (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 22, 2015, and incorporated by reference).
10.5†	Employment Agreement by and between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis, dated as of January 1, 2014 (previously filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 24, 2014, and incorporated by reference).
10.6†	Employment Agreement by and between Cyclacel Pharmaceuticals, Inc. and Paul McBarron, dated as of January 1, 2014 (previously filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 24, 2014, and incorporated by reference).
10.7†	Form of Change in Control Agreement by and between Cyclacel Pharmaceuticals, Inc. and Dr. Judy Chiao, dated as of December 10, 2010 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 14, 2010, and incorporated herein by reference).
10.8	Agreement between the Company and Scottish Enterprise dated March 27, 2006 (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2009, originally filed with the SEC on August 13, 2009, and incorporated herein by reference).
10.9	Addendum to Agreement between the Company and Scottish Enterprise dated June 22, 2009 (previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2009, originally filed with the SEC on August 13, 2009, and incorporated herein by reference).

Exhibit Number	Description
10.10#	License Agreement by and between Sankyo Co., Ltd. and Cyclacel Limited, dated September 10, 2003, and letter amendments dated April 1, 2004 and April 28, 2004 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2011, originally filed with the SEC on August 12, 2011, and incorporated herein by reference).
10.11#	Amendment No. 4 to License Agreement between Daiichi Sankyo Company, Limited and Cyclacel Limited, dated July 11, 2011 (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2011, originally filed with the SEC on August 12, 2011, and incorporated herein by reference).
10.12	Common Stock Purchase Agreement, dated November 14, 2013, by and between Cyclacel Pharmaceuticals, Inc. and Aspire Capital Fund, LLC (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed with the SEC on November 14, 2013, and incorporated herein by reference).
10.13	Form of Securities Purchase Agreement, by and between Cyclacel Pharmaceuticals, Inc. and certain investors (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on March 4, 2015, and incorporated herein by reference).
10.14†	Employment Extension Agreement, by and between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis, dated as of December 22, 2016 (previously filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 1, 2017, and incorporated by reference).
10.15†	Employment Extension Agreement, by and between Cyclacel Pharmaceuticals, Inc. and Paul McBarron, dated as of December 22, 2016 (previously filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 1, 2017, and incorporated by reference).
10.16†	Employment Extension Agreement, by and between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis, dated as of June 27, 2017 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on June 27, 2017, and incorporated by reference)..
10.17†	Employment Extension Agreement, by and between Cyclacel Pharmaceuticals, Inc. and Paul McBarron, dated as of June 27, 2017 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on June 27, 2017, and incorporated by reference).
10.18†	Employment Agreement, by and between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis, dated as of December 6, 2017 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 12, 2017, and incorporated by reference).
10.19†	Employment Agreement, by and between Cyclacel Pharmaceuticals, Inc. and Paul McBarron, dated as of December 6, 2017 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 12, 2017, and incorporated by reference).
21	Subsidiaries of Cyclacel Pharmaceuticals, Inc. (previously filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 26, 2014, and incorporated herein by reference).
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Spiro Rombotis, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Paul McBarron, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Spiro Rombotis, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

Exhibit Number	Description
32.2**	Certification of Paul McBarron, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
101	The following materials from Cyclacel Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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
CYCLACEL PHARMACEUTICALS, INC.
Date: March 30, 2018	By: /s/ Paul McBarron Paul McBarron Chief Operating Officer, Chief Financial Officer & Executive Vice President, Finance (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Spiro Rombotis Spiro Rombotis	President & Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2018
/s/ Paul McBarron Paul McBarron	Chief Operating Officer, Chief Financial Officer & Executive Vice President, Finance (Principal Financial and Accounting Officer) and Director	March 30, 2018
/s/ Dr. David U’Prichard Dr. David U’Prichard	Chairman	March 30, 2018
/s/ Dr. Christopher Henney Dr. Christopher Henney	Vice Chairman	March 30, 2018
/s/ Sir John Banham Sir John Banham	Director	March 30, 2018
/s/ Samuel L. Barker Samuel L. Barker	Director	March 30, 2018
/s/ Gregory Hradsky Gregory Hradsky	Director	March 30, 2018
/s/ Lloyd Sems Lloyd Sems	Director	March 30, 2018