Form 10-Q
period 2018-03-31
Cyclacel Pharmaceuticals, Inc.
filed 2018-05-14
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

As of May 11, 2018 there were 11,997,447 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

(Unaudited)

	December 31,	March 31,
	2017	2018

ASSETS
Current assets:
Cash and cash equivalents	$23,910	$21,725
Prepaid expenses and other current assets	2,064	3,007
Total current assets	25,974	24,732
Property and equipment, net	29	45
Total assets	$26,003	$24,777
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,558	$1,949
Accrued and other current liabilities	2,555	2,309
Total current liabilities	4,113	4,258
Other liabilities	124	124
Total liabilities	4,237	4,382

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2017 and March 31, 2018; 6% Convertible Exchangeable preferred stock; 335,273 shares issued and outstanding at December 31, 2017 and March 31, 2018. Aggregate preference in liquidation of $4,006,512 as of December 31, 2017 and March 31, 2018.	-	-
Series A convertible preferred stock; 264 shares issued and outstanding at December 31, 2017 and March 31, 2018.	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2017 and March 31, 2018; 11,997,447 shares issued and outstanding at December 31, 2017 and March 31, 2018.	12	12
Additional paid-in capital	365,057	365,086
Accumulated other comprehensive (loss)	(794)	(846)
Accumulated deficit	(342,509)	(343,857)
Total stockholders’ equity	21,766	20,395
Total liabilities and stockholders’ equity	$26,003	$24,777

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2018
Revenues:

Total revenues	$—	$—
Operating expenses:
Research and development	1,312	798
General and administrative	1,381	1,364
Total operating expenses	2,693	2,162
Operating loss	(2,693)	(2,162)
Other income (expense):
Foreign exchange (losses)	(59)	(4)
Interest income	12	69
Other income, net	879	566
Total other income, net	832	631
Loss before taxes	(1,861)	(1,531)
Income tax benefit	306	182
Net loss	(1,555)	(1,349)
Dividend on convertible exchangeable preferred shares	(50)	(50)
Net loss applicable to common stockholders	$(1,605)	$(1,399)

Basic and diluted earnings per common share:

Net loss per share – basic and diluted	$(0.38)	$(0.12)
Weighted average common shares outstanding	4,271,324	11,997,447

The accompanying notes are an integral part of these consolidated financial statements.

4

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended March 31,
	2017	2018

Net loss	$(1,555)	$(1,349)
Translation adjustment	(1,940)	(6,328)
Unrealized foreign exchange gain on intercompany loans	1,935	6,276
Comprehensive loss	$(1,560)	$(1,401)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Three Months Ended March 31,
	2017	2018
Operating activities:
Net loss	$(1,555)	$(1,349)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	9	7
Stock-based compensation	69	81
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,137)	(876)
Accounts payable and other current liabilities	(1,196)	(2)
Net cash used in operating activities	(3,810)	(2,139)

Investing activities:
Purchase of property, plant and equipment	(2)	(22)
Net cash used in investing activities	(2)	(22)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	86	—
Payment of preferred stock dividend	(50)	(50)

Net cash provided by / (used in) financing activities	36	(50)
Effect of exchange rate changes on cash and cash equivalents	(15)	26

Net decrease in cash and cash equivalents	(3,791)	(2,185)
Cash and cash equivalents, beginning of period	16,520	23,910
Cash and cash equivalents, end of period	$12,729	$21,725

Supplemental cash flow information:
Cash received during the period for:
Interest	12	69
Taxes	8	—

Non cash financing activities:
Accrual of preferred stock dividends	50	50

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Company Overview

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

As of March 31, 2018, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of March 31, 2018, the consolidated statements of operations, comprehensive loss and cash flows for the three months ended March 31, 2018 and 2017, and all related disclosures contained in the accompanying notes are unaudited. The consolidated balance sheet as of December 31, 2017 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”). The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of March 31, 2018, and the results of operations, comprehensive loss and cash flows for the three months ended March 31, 2018, have been made. The interim results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2017 that are included in the Company’s Annual Report on Form 10-K filed with the SEC.

Going Concern

Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued. The Company expects that its cash of $21.7 million as of March 31, 2018 will be sufficient to fund its operating expenses and capital expenditure requirements through to the first quarter of 2020.

This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued, including:

a.	The Company’s current financial condition, including its sources of liquidity;
b.	The Company’s conditional and unconditional obligations due or anticipated within one year;
c.	The funds necessary to maintain the Company’s operations considering its current financial condition, obligations, and other expected cash flows; and
d.	Other conditions and events, when considered in conjunction with the above that may adversely affect the Company’s ability to meet its obligations.

The future viability of the Company beyond the first quarter of 2020 is dependent on its ability to raise additional capital to finance its operations. The Company will need to raise substantial additional capital to pursue the transcriptional regulation program, evaluating CYC065 in patients with advanced cancers or the DNA damage response program, evaluating a sequential regimen of sapacitabine and seliciclib in patients with BRCA positive, advanced solid cancers. Additional funding may not be available to the Company on favorable terms, or at all. If the Company is unable to obtain additional funds, it will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to its CDK inhibitors or sapacitabine, if available, or be forced to delay or reduce the scope of its CDK inhibitors and sapacitabine development programs, including any potential regulatory filings related to the SEAMLESS study, and/or limit or cease its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

Fair Value of Financial Instruments

Financial instruments consist of cash equivalents, accounts payable and accrued liabilities. The carrying amounts of cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to the nature of the accounts, notably their short maturities.

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the three months ended March 31, 2017 and 2018.

Revenue recognition

On January 1, 2018, the Company adopted new guidance on revenue recognition, which has been codified within Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (“ASC 606”). The accounting policy applicable from January 1, 2018 and further details on the transition is described below. The comparative financial information for the three months ended March 31, 2017 and as of December 31, 2017 has not been restated and is prepared in accordance with the accounting policies that are described in Note 2 to the financial statements included in the Company’s Annual Report on Form 10-K.

With effect from January 1, 2018, the Company recognizes revenue using the five step-model provided in ASC 606:

(1) identify the contract with a customer;

(2) identify the performance obligations in the contract;

(3) determine the transaction price;

(4) allocate the transaction price to the performance obligations in the contract; and

(5) recognize revenue when, or as, the Company satisfies a performance obligation.

The transaction price includes fixed payments and an estimate of variable consideration, including milestone payments. The Company determines the variable consideration to be included in the transaction price by estimating the most-likely amount that will be received and then applies a constraint to reduce the consideration to the amount which is probable of being received. When applying the constraint, the Company considers:

•	Whether achievement of a development milestone is highly susceptible to factors outside the entity’s influence, such as milestones involving the judgment or actions of third parties, including regulatory bodies;

•	Whether the uncertainty about the achievement of the milestone is not expected to be resolved for a long period of time;

•	Whether the Company can reasonably predict that a milestone will be achieved based on previous experience; and.

•	The complexity and inherent uncertainty underlying the achievement of the milestone.

The transaction price is allocated to each performance obligation based on the relative selling price of each performance obligation. The best estimate of the selling price is determined after considering all reasonably available information, including market data and conditions, entity-specific factors such as the cost structure of the deliverable and internal profit and pricing objectives.

The revenue allocated to each performance obligation is recognized as or when the Company satisfies the performance obligation.

The Company recognizes a contract asset, when the value of satisfied (or part satisfied) performance obligations is in excess of the payment due to the Company, and deferred revenue when the amount of unconditional consideration is in excess of the value of satisfied (or part satisfied) performance obligations. Once a right to receive consideration is unconditional, that amount is presented as a receivable.

With effect from January 1, 2018, grant revenue, if new grants are obtained, will be presented as a contra against research and development expenses.

Accounting standards adopted in the period

The Company has adopted Accounting Standards Update (“ASU”) No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory (‘‘ASU 2016-16’’), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The adoption of this standard did not have a material impact on the company’s consolidated financial statements.

The Company has adopted ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of this standard did not have a material impact on the company’s consolidated financial statements.

The Company has adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (‘‘ASU 2014-09’’), which supersedes existing revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle; (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts.

The Company has adopted the guidance on using a modified retrospective approach with the cumulative effect of initially applying the guidance recognized as of January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and it did not have a cumulative effect.

The most significant impact relates to its accounting for revenues related to grants received from government agencies or nonprofit organizations and revenues from contingent “milestone” based payments. Under the new standard the Company will report grant revenue, if new grants are obtained in a nonreciprocal transaction, as other income. Historically grants have been reported in revenue, but as the grantor is not likely to be receiving a good or service in exchange for the payment the grant cannot be reported in revenue.

The Company also expects to recognize revenue associated with contingent milestone-based payments at the time the contingent event is likely to be met, rather than when the milestone is achieved. However, given the limited number of potential milestones owed to Cyclacel, and the inherent risk involved in developing drugs, the timing of when milestones are recognized as revenues is unlikely to be affected.

Recently Issued Accounting Pronouncements

In July 2017, the FASB issued ASU No. 2017-11, Accounting for Certain Financial Instruments with Down Round Features (“ASU 2017-11”), which simplifies the accounting for certain financial instruments with down-round features. A down round feature is a provision in a financial instrument that reduces the strike price of an issued financial instrument if the issuer sells shares of its stock for an amount less than the currently stated strike price of the issued financial instrument or issues an equity-linked financial instrument with a strike price below the currently stated strike price of the issued financial instrument. ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. ASU 2017-11 should be adopted retrospectively for each prior reporting period presented or retrospectively as of the beginning of the year of adoption. The Company anticipates this standard will not have a material impact on its consolidated financial statements.

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

3.	Revenue

Revenue recognized in the three months ended March 31, 2018 was $nil and contract liability as of December 31, 2017 and March 31, 2018 was $150,000 and is included in Accrued and other current liabilities on the accompanying balance sheets.

The aggregate transaction price that is allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2018 was $nil.

4.	Net Loss per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the three months ended March 31, 2017 and 2018, as the result would be anti-dilutive:

	March 31, 2017	March 31, 2018
Stock options	387,519	708,400
Convertible preferred stock	1,698	1,698
Series A preferred stock	-	132,000
Common stock warrants	-	7,490,500
Total shares excluded from calculation	389,217	8,332,598

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in $000s):

	December 31,	March 31,
	2017	2018
Research and development tax credit receivable	$1,054	$1,278
Prepayments and VAT receivable	772	1,045
Other current assets	238	684
	$2,064	$3,007

Included in current assets as at March 31, 2018 is approximately $0.6 million of receivables. This relates to royalty payments receivable due under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by the Company in March 2006) sold certain assets and intellectual property to ThermoFisher Scientific Company, or TSC (formerly Invitrogen Corporation) through an APA and other related agreements. The assets and technology were not part of the Company’s product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, the company recognized $0.6 million of other income arising from sales of chimeric antigen receptor T cell manufacturing technology (CAR-T) related to this transaction during the three months ended March 31, 2018.

6.	Accrued and Other Liabilities

Accrued and other current liabilities consisted of the following (in $000s):

	December 31,	March 31,
	2017	2018
Accrued research and development	$1,645	$1,601
Accrued legal and professional fees	248	416
Other current liabilities	662	292
	$2,555	$2,309

Other current liabilities at March 31, 2018 includes $150,000 of contract liabilities in respect of payment received in advance of achieving a milestone under the ManRos agreement.

7.	Stock Based Compensation

ASC 718 requires compensation expense associated with share-based awards to be recognized over the requisite service period, which for the Company is the period between the grant date and the date the award vests or becomes exercisable. Most of the awards granted by the Company (and still outstanding) vest ratably over one to four years. The Company recognizes all share-based awards under the straight-line attribution method, assuming that all granted awards will vest. Forfeitures are recognized in the periods when they occur.

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three months ended March 31, 2017 and 2018 as shown in the following table (in $000s):

	Three Months Ended March 31,
	2017	2018
General and administrative	$50	$59
Research and development	19	22
Stock-based compensation costs before income taxes	$69	$81

2015 Plan

On May 22, 2015, the Company’s stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”), under which Cyclacel may make equity incentive grants to its officers, employees, directors and consultants. As of March 31, 2018, the Company has reserved 285,949 shares of the Company’s common stock under the 2015 Plan. The 2015 Plan replaces the 2006 Equity Incentive Plan (the “2006 Plan”), under which there were no remaining reserved shares to be granted. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

There were 174,272 options granted during the three months ended March 31, 2018. These options had a grant date fair value of $1.29 per option. All of these options are performance based and will vest upon the fulfillment of certain clinical conditions. The Company determined that the satisfaction of one of the conditions was probable as of March 31, 2018, but that the other vesting criteria related to these awards were not probable as of March 31, 2018. As such, the Company recognized compensation cost for these grants under the expectation that 25% of these awards will vest.

There were no stock options exercised during each of the three months ended March 31, 2017 and 2018, respectively. The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income.

Outstanding Options

A summary of the share option activity and related information is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Options outstanding at December 31, 2017	535,617	$11.10	8.23	$—
Granted	174,272	$1.56
Cancelled/forfeited	(1,488)	$362.04
Options outstanding at March 31, 2018	708,401	$8.02	8.47	$—
Unvested at March 31, 2018	(552,654)	$2.93	9.02	$—
Vested and exercisable at March 31, 2018	155,748	$26.06	6.53	$—

The fair value of stock options granted is calculated using the Black-Scholes pricing model as prescribed by ASC 718.

8.	Stockholders Equity

July 2017 Underwritten Public Offering

On July 21, 2017, the Company issued (i) 3,154,000 Class A Units for $2 per unit, each consisting of one share of the Company’s common stock, and a warrant to purchase one share of common stock (the “Class A Warrants”), and (ii) 8,872 Class B Units, each consisting of one share of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), convertible into 500 shares of Common Stock at the initial conversion price, and a warrant to purchase a number of shares of common stock equal to $1,000.00 divided by the conversion price (the “Class B Warrants”) for $1,000 per unit. The net proceeds to the Company after the underwriters’ exercise in full of the over-allotment option were approximately $13.7 million, after deducting underwriting discounts, commissions and other estimated offering expenses. The Class A Units and Class B Units have no stand-alone rights and the shares of common stock, Series A Preferred Stock and the Class A and Class B Warrants comprising those units were immediately separable.

The common stock, Class A Warrants and Class B Warrants (together the “Warrants”) and Series A Preferred Stock are freestanding financial instruments. The Warrants are classified within equity in the consolidated balance sheet and are not remeasured on a recurring basis. The Series A Preferred Stock is classified within equity in the consolidated balance sheet.

Warrants

As of March 31, 2018, there were 7,490,500 warrants outstanding, each with an exercise price of $2.00. All such warrants were issued in connection with the July 2017 Underwritten Public Offering and are immediately exercisable. The Warrants expire in 2024. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of its warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our Common Stock then outstanding after giving effect to such exercise.

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

There was no exercise of warrants during the three months ended March 31, 2018.

Series A Preferred Stock

8,872 shares of the Company’s Series A Preferred Stock were issued in the July 2017 Underwritten Public Offering. During the year ended December 31, 2017, 8,608 shares of the Series A Preferred Stock were converted into 4,304,000 shares of common stock. As of March 31, 2018, 264 shares of the Series A Preferred Stock remain issued and outstanding.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof, into a number of shares of common stock determined by dividing $1,000 by the initial conversion price of $2.00 per share, subject to a 4.99% blocker provision, or, upon election by a holder prior to the issuance of shares of Series A Preferred Stock, 9.99%, and is subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations. The 264 shares of Series A Preferred Stock issued and outstanding at March 31, 2018, are convertible into 132,000 shares of common stock.

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

6% Convertible Exchangeable Preferred Stock

As of March 31, 2018, there were 335,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (“6% Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the 6% Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the 6% Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board and must come from funds that are legally available for dividend payments. The 6% Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends.

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2017, as updated and supplemented by Part II, Item 1A, entitled “Risk Factors,” of our Quarterly Reports on Form 10-Q, and elsewhere in this report. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, “Cyclacel,” the “Company,” “we,” “us,” and “our” refer to Cyclacel Pharmaceuticals, Inc.

Overview

Through the first quarter of 2018, our focus has been on our transcriptional regulation program where we are evaluating CYC065, our cyclin dependent kinase, or CDK, inhibitor and our DNA damage response, or DDR, program where we are evaluating sapacitabine in combination with our CDK inhibitor seliciclib in Phase1/2 studies in patients with solid tumors. Additionally in our SEAMLESS study of sapacitabine in Acute Myeloid Leukemia, or AML, stratified and exploratory subgroup analyses have been completed and have defined a patient population who may benefit from treatment with the experimental arm. We plan to discuss the SEAMLESS data with European and US regulatory authorities.

Transcriptional Regulation Program

We are progressing clinical development of CYC065 in an ongoing, first-in-human, Phase 1 trial in patients with advanced solid tumors.

CDKs are a family of enzymes first discovered as regulators of the cell cycle, but that are now understood to also provide pivotal functions in the regulation of transcription, DNA repair and metastatic spread. The precise selectivity of an individual CDK inhibitor molecule for certain specific CDKs is key to targeting particular tumor types and minimizing undesirable side effects through non-specific antiproliferative activity.

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

Results of Operations

Three Months Ended March 31, 2017 and 2018

Results of Continuing Operations

Revenues

Revenues for the three months ended March 31, 2017 and 2018 were $nil and $nil.

The future

Recognition of any further revenue from milestones under a collaboration, licensing and supply agreement with ManRos Therapeutics SA is dependent on the clinical progress of the program, which we do not control.

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

The following table provides information with respect to our research and development expenditures for the three months ended March 31, 2017 and 2018 (in $000s except percentages):

	Three Months Ended March 31,		Difference
	2017	2018	$	%
Transcriptional Regulation	$174	$470	$296	170
DNA Damage Response	152	37	(115)	(76)
Sapacitabine	960	141	(819)	(85)
Other research and development programs and expenses	26	150	124	477
Total research and development expenses	$1,312	$798	$(514)	(39)

Total research and development expenses represented 49% and 37% of our operating expenses for the three months ended March 31, 2017 and 2018, respectively.

Research and development expenditures decreased by $0.5 million from $1.3 million for the three months ended March 31, 2017 to $0.8 million for the three months ended March 31, 2018. Research and development expenses relating to sapacitabine decreased by $0.8 million from $1.0 million for the three months ended March 31, 2017 to $0.2 million for the three months ended March 31, 2018, primarily as a result of a reduction in expenditures associated with the SEAMLESS Phase 3 trial and related costs. Research and development expenses relating to transcriptional regulation increased by $0.3 million from $0.2 million for the three months ended March 31, 2017 to $0.5 million for the three months ended March 31, 2018, as the clinical evaluation CYC065 progresses.

The future

We anticipate that overall research and development expenditures for the year ended December 31, 2018 will increase compared to the year ended December 31, 2017, as we progress the clinical development of CYC065. The timing and extent of any future SEAMLESS expenditure, including the possibility of registration submissions to regulatory authorities in Europe and the U.S., are dependent upon the outcome of discussions with regulatory authorities.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three months ended March 31, 2017 and 2018 (in $000s except percentages):

	Three Months Ended March 31,		Difference
	2017	2018	$	%
Total general and administrative expenses	$1,381	$1,364	$(17)	(1)

Total general and administration expenses represented 51% and 63% of our operating expenses for the three months ended March 31, 2017 and 2018, respectively. General and administrative expenses remained flat at $1.4 million for the three months ended March 31, 2017 and 2018.

The future

We expect general and administrative expenditures for the year ended December 31, 2018 compared to our expenditures for the year ended December 31, 2017 to remain relatively flat.

Other income (expense), net

The following table summarizes other income (expense) for the three months ended March 31, 2017 and 2018 (in $000 except percentages):

	Three Months Ended March 31,		Difference
	2017	2018	$	%
Foreign exchange losses	$(59)	$(4)	$55	93
Interest income	12	69	57	475
Other income, net	879	566	(313)	(36)
Total other income	$832	$631	$(201)	(24)

Total other income decreased by approximately $0.2 million, from $0.8 million for the three months ended March 31, 2017 to $0.6 million for the three months ended March 31, 2018. The decrease in other income is primarily related to royalty payments receivable due under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by the Company in March 2006) sold certain assets and intellectual property to ThermoFisher Scientific Company, or TSC (formerly Invitrogen Corporation) through an APA and other related agreements. The assets and technology were not part of the Company’s product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, the company recognized $0.9 million and $0.6 million of other income arising from sales of chimeric antigen receptor T cell manufacturing technology (CAR-T) related to this transaction during the three months ended March 31, 2017 and 2018 respectively. We have no knowledge of TSC’s activities and cannot predict when we may receive income under the APA, if any.

Foreign exchange gains

Foreign exchange losses decreased by approximately $55,000, from a loss of $59,000 for the three months ended March 31, 2017, to a loss of $4,000 for the three months ended March 31, 2018.

This relates to royalty payments receivable due under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by the Company in March 2006) sold certain assets and intellectual property to Life Technologies Corporation, (currently ThermoFisher Scientific Company, formerly Invitrogen Corporation) through an APA and other related agreements. The assets and technology were not part of the Company’s product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, the company recognized $0.6 million of other income arising from sales of chimeric antigen receptor T cell manufacturing technology (CAR-T) related to this transaction during the three months ended March 31, 2018.

The future

Other income (expense), net for the year ended December 31, 2018 will continue to be impacted by changes in foreign exchange rates and the receipt of income under the APA. As we are not in control of sales made by LTC we are unable to estimate the level and timing of income under the APA, if any.

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

The following table summarizes total income tax benefit for the three months ended March 31, 2017 and 2018 (in $000s except percentages):

	Three Months Ended March 31,		Difference
	2017	2018	$	%
Total income tax benefit	$306	$182	$(124)	(41)

The total income tax benefit, which comprised of research and development tax credits recoverable, decreased by $0.1 million from an income tax benefit of $0.3 million for the three months ended March 31, 2017 to an income tax benefit of $0.2 million for the three months ended March 31, 2018. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year and the availability of trading losses.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so. The amount of tax credits we will receive is entirely dependent on the amount of eligible expenses we incur and having sufficient trading losses. We expect our qualifying research and development expenditure to increase for the year ended December 31, 2018 in comparison to the year ended December 31, 2017.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of March 31, 2017 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2017	2018
Cash and cash equivalents	$12,729	$21,725
Working capital:
Current assets	17,034	24,732
Current liabilities	(4,128)	(4,258)
Total working capital	$12,906	$20,474

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments, licensing revenue, and a limited amount of product revenue from operations discontinued in September 2012. We have incurred significant losses since our inception. As of March 31, 2018, we had an accumulated deficit of $343.9 million.

Cash Flows

Cash used in operating, investing and financing activities for the three months ended March 31, 2017 and 2018 is summarized as follows (in thousands):

	Three months ended
	March 31,
	2017	2018
Net cash used in operating activities	$(3,810)	$(2,139)
Net cash used in investing activities	(2)	(22)
Net cash provided by (used in) financing activities	36	(50)

Operating activities

Net cash used in operating activities decreased by $1.7 million, from $3.8 million for the three months ended March 31, 2017 to $ 2.1 million for the three months ended March 31, 2018. The decrease in cash used by operating activities was primarily the result of a change in working capital of $1.5 million and a reduction in net loss of $0.2 million.

Investing activities

Net cash used in investing activities increased by approximately $20,000 for the three months ended March 31, 2018 due to capital expenditures on IT equipment.

Financing activities

We did not raise any cash by financing activities for the three months ended March 31, 2018, and we used approximately $50,000 of funds raised by previous financing activities for the payment of a dividend to the holders of our Preferred Stock. Net cash provided by financing activities was $36,000 for the three months ended March 31, 2017, primarily as a result of approximately $0.1 million in net proceeds from the issuance of common stock under the At Market Issuance Sales Agreement with FBR entered into in June 2016 offset by a dividend payment of approximately $50,000 to the holders of our Preferred Stock.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future and cannot guarantee that we will generate any significant product revenues until a product candidate has been approved by the FDA or EMA in other countries and successfully commercialized.

We believe that existing funds together with cash generated from operations, such as the R&D tax credit, and recent financing activities, are sufficient to satisfy our planned working capital, capital expenditures and other financial commitments through to the first quarter of 2020. However, we do not currently have sufficient funds to complete development and commercialization of any of our drug candidates. Current business and capital market risks could have a detrimental effect on the availability of sources of funding and our ability to access them in the future, which may delay or impede our progress of advancing our drugs currently in the clinical pipeline to approval by the FDA or EMA for commercialization. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of March 31, 2018, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Beginning January 1, 2018, we implemented ASU 2014-09. Revenue from Contracts with Customers (Topic 606). There were no significant changes made in our internal controls over financial reporting as a result of the implementation.

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

PART II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017. For a further discussion of our Risk Factors, refer to Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: May 14, 2018	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and
Executive Vice President, Finance

