Form 10-Q
period 2018-06-30
Cyclacel Pharmaceuticals, Inc.
filed 2018-08-09
CIK 1130166

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

As of August 9, 2018 there were 11,997,447 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

(Unaudited)

	December 31,	June 30,
	2017	2018

ASSETS
Current assets:
Cash and cash equivalents	$23,910	$19,824
Prepaid expenses and other current assets	2,064	2,863
Total current assets	25,974	22,687

Property and equipment, net Property and equipment, net	29	43
Total assets	$26,003	$22,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,558	$1,675
Accrued and other current liabilities	2,555	2,319
Total current liabilities	4,113	3,994
Other liabilities	124	112
Total liabilities	4,237	4,106

Stockholders’ equity:

Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2017 and June 30, 2018; 6% Convertible Exchangeable preferred stock; 335,273 shares issued and outstanding at December 31, 2017 and June 30, 2018. Aggregate preference in liquidation of $4,006,512 as of December 31, 2017 and June 30, 2018.	-	-
Series A convertible preferred stock; 264 shares issued and outstanding at December 31, 2017 and June 30, 2018.	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2017 and June 30, 2018; 11,997,447 shares issued and outstanding at December 31, 2017 and June 30, 2018.	12	12
Additional paid-in capital	365,057	365,123
Accumulated other comprehensive loss	(794)	(801)
Accumulated deficit	(342,509)	(345,710)
Total stockholders’ equity	21,766	18,624
Total liabilities and stockholders’ equity	$26,003	$22,730

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	1,222	1,182	2,534	1,980
General and administrative	1,267	1,283	2,648	2,647
Total operating expenses	2,489	2,465	5,182	4,627
Operating loss	(2,489)	(2,465)	(5,182)	(4,627)
Other income (expense):
Foreign exchange gains (losses)	16	(39)	(43)	(43)
Interest income	18	84	30	153
Other income, net	-	66	879	632
Total other income (expense)	34	111	866	742
Loss before taxes	(2,455)	(2,354)	(4,316)	(3,885)
Income tax benefit	268	502	574	684
Net loss	(2,187)	(1,852)	(3,742)	(3,201)
Dividend on convertible exchangeable preferred shares	(50)	(50)	(100)	(101)
Net loss applicable to common shareholders	$(2,237)	$(1,902)	$(3,842)	$(3,302)

Basic and diluted earnings per common share:
Net loss per share – basic and diluted	$(0.50)	$(0.16)	$(0.88)	$(0.28)
Weighted average common shares outstanding	4,434,441	11,997,447	4,353,333	11,997,447

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Net loss	$(2,187)	$(1,852)	$(3,742)	$(3,201)
Translation adjustment	(6,613)	9,624	(8,553)	3,296
Unrealized foreign exchange gain on intercompany loans	6,626	(9,577)	8,561	(3,301)
Comprehensive loss	$(2,174)	$(1,805)	$(3,734)	$(3,206)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Six Months Ended June 30,
	2017	2018
Operating activities:
Net loss	$(3,742)	$(3,201)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	17	15
Stock-based compensation	135	167
Changes in operating assets and liabilities:
Prepaid expenses and other assets	746	(860)
Accounts payable and other current liabilities	(1,167)	(63)
Net cash used in operating activities	(4,011)	(3,942)

Investing activities:
Purchase of property, plant and equipment	(2)	(31)
Net cash used in investing activities	(2)	(31)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,063	—
Payment of preferred stock dividend	(101)	(101)
Net cash used in financing activities	962	(101)

Effect of exchange rate changes on cash and cash equivalents	122	12
Net (decrease) in cash and cash equivalents	(2,929)	(4,086)
Cash and cash equivalents, beginning of period	16,520	23,910
Cash and cash equivalents, end of period	$13,591	$19,824

Supplemental cash flow information:
Cash received during the period for:
Interest	30	153
Taxes	1,815	—

Non cash financing activities:
Accrual of preferred stock dividends	50	50

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Company Overview

Nature of Operations

Cyclacel Pharmaceuticals, Inc. (“Cyclacel” or “the Company”) is a clinical-stage biopharmaceutical company using cell cycle control, transcriptional regulation and DNA damage response biology to develop innovative, targeted medicines for cancer and other proliferative diseases. Cyclacel is a pioneer company in the field of cell cycle biology with a vision to improve patient healthcare by translating cancer biology into medicines.

As of June 30, 2018, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of June 30, 2018, the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017 and the consolidated statements of cash flows for the six months ended June 30, 2018 and 2017, and all related disclosures contained in the accompanying notes are unaudited. The consolidated balance sheet as of December 31, 2017 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”). The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of June 30, 2018, and the results of operations and comprehensive loss for the three and six months ended June 30, 2018 and cash flows for the six months ended June 30, 2018, have been made. The interim results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2017 that are included in the Company’s Annual Report on Form 10-K filed with the SEC.

Going Concern

Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued. The Company expects that its cash of $19.8 million as of June 30, 2018 will be sufficient to fund its operating expenses and capital expenditure requirements through to the first quarter of 2020.

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

The future viability of the Company beyond the first quarter of 2020 is dependent on its ability to raise additional capital to finance its operations. The Company will need to raise substantial additional capital to pursue the transcriptional regulation program, evaluating CYC065 in patients with advanced cancers, the DNA damage response or CYC140 programs. Additional funding may not be available to the Company on favorable terms, or at all. If the Company is unable to obtain additional funds, it will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to its CDK inhibitors or sapacitabine, if available, or be forced to delay or reduce the scope of its CDK inhibitors and sapacitabine development programs, including any potential regulatory filings related to the SEAMLESS study, and/or limit or cease its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

Fair Value of Financial Instruments

Financial instruments consist of cash equivalents, accounts payable and accrued liabilities. The carrying amounts of cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to the nature of the accounts, notably their short maturities.

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the three months and six months ended June 30, 2017 and 2018.

Revenue recognition

On January 1, 2018, the Company adopted new guidance on revenue recognition, which has been codified within Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (“ASC 606”). The accounting policy applicable from January 1, 2018 and further details on the transition is described below. The comparative financial information for the three and six months ended June 30, 2017 and as of December 31, 2017 has not been restated and is prepared in accordance with the accounting policies that are described in Note 2 to the financial statements included in the Company’s Annual Report on Form 10-K.

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

The Company has adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (‘‘ASU 2014-09’’), which supersedes existing revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts.

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

Revenue recognized in the three and six months ended June 30, 2017 and 2018 was $0 and contract liability as of December 31, 2017 and June 30, 2018 was $150,000 and is included in Accrued and other current liabilities on the accompanying balance sheets.

The aggregate transaction price that is allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2018 was $0.

4.	Net Loss per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the three and six months ended June 30, 2017 and 2018, as the result would be anti-dilutive:

	June 30, 2017	June 30, 2018
Stock options	382,850	796,856
Convertible preferred stock	1,698	1,698
Series A preferred stock	-	132,000
Common stock warrants	-	7,490,500
Total shares excluded from calculation	384,548	8,421,055

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in $000s):

	December 31,	June 30,
	2017	2018
Research and development tax credit receivable	$1,054	$1,693
Prepayments and VAT receivable	772	998
Other current assets	238	172
	$2,064	$2,863

Included in other current assets at June 30, 2018 is $66,000 of receivables. This relates to royalty payments receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by the Company in March 2006) sold certain assets and intellectual property to ThermoFisher Scientific Company, or TSC (formerly Invitrogen Corporation) through an APA and other related agreements. The assets and technology were not part of the Company’s product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, the company recognized $66,000 of other income related to this transaction during the three months ended June 30, 2018.

6.	Accrued and Other Liabilities

Accrued and other current liabilities consisted of the following (in $000s):

	December 31,	June 30,
	2017	2018
Accrued research and development	$1,645	$1,780
Accrued legal and professional fees	248	274
Other current liabilities	662	265
	$2,555	$2,319

Other current liabilities at December 31, 2017 and June 30, 2018 include $150,000 of contract liabilities in respect of payment received in advance of achieving a milestone under the ManRos agreement.

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three and six months ended June 30, 2017 and 2018 as shown in the following table (in $000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
General and administrative	49	63	99	122
Research and development	17	23	36	45
Stock-based compensation costs before income taxes	66	86	135	167

2018 Plan

In May 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), under which Cyclacel may make equity incentive grants to its officers, employees, directors and consultants. The 2018 Plan replaces the 2015 Equity Incentive Plan (the “2015 Plan”).

The 2018 Plan will allow for the issuance of up to 1,500,000 shares of the Company’s common stock pursuant to various types of award grants, including stock options and restricted stock units. In addition, the 2018 Plan will allow up to 709,889 additional shares to be issued if awards outstanding under the 2015 Plan are cancelled or expire on or after the date of the annual meeting of stockholders.

As of June 30, 2018, the Company has reserved 1,697,493 shares of the Company’s common stock under the 2018 Plan, including shares that were available under the 2015 Plan and carried forward to the 2018 Plan. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

There were 262,728 options granted during the six months ended June 30, 2018. These options had grant date fair values ranging between $1.17-$1.29 per option. Of these options, approximately 174,272 are performance based and will vest upon the fulfillment of certain clinical conditions. The Company determined that the satisfaction of one of the conditions was probable as of June 30, 2018, but that the other vesting criteria related to these awards were not probable as of June 30, 2018. As such, the Company recognized compensation cost for these grants under the expectation that 25% of these awards will vest.

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

There were no stock options exercised during each of the six months ended June 30, 2017 and 2018, respectively. The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income.

Outstanding Options

A summary of the share option activity and related information is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Options outstanding at December 31, 2017	535,617	11.10	8.23	—
Granted	262,728	1.51
Cancelled/forfeited	(1,488)	362.04
Options outstanding at June 30, 2018	796,857	7.28	8.41	—
Unvested at June 30, 2018	(620,804)	2.64	8.95	—
Vested and exercisable at June 30, 2018	176,053	23.66	6.53	—

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718.

8.	Stockholders Equity

July 2017 Underwritten Public Offering

On July 21, 2017, the Company issued (i) 3,154,000 Class A Units for $2 per unit, each consisting of one share of the Company’s common stock, and a warrant to purchase one share of common stock (the “Class A Warrants”), and (ii) 8,872 Class B Units, each consisting of one share of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), convertible into 500 shares of Common Stock at the initial conversion price, and a warrant to purchase a number of shares of common stock equal to $1,000.00 divided by the conversion price (the “Class B Warrants”) for $1,000 per unit. The net proceeds to the Company after the underwriters’ exercise in full of the over-allotment option were approximately $13.7million, after deducting underwriting discounts, commissions and other estimated offering expenses. The Class A Units and Class B Units have no stand-alone rights and the shares of common stock, Series A Preferred Stock and the Class A and Class B Warrants comprising those units were immediately separable.

The common stock, Class A Warrants and Class B Warrants (together the “Warrants”) and Series A Preferred Stock are freestanding financial instruments. The Warrants are classified within equity in the consolidated balance sheet and are not remeasured on a recurring basis. The Series A Preferred Stock is classified within equity in the consolidated balance sheet.

Warrants

As of June 30, 2018, there were 7,490,500 warrants outstanding, each with an exercise price of $2.00. All such warrants were issued in connection with the July 2017 Underwritten Public Offering and are immediately exercisable. The Warrants expire in 2024. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of its warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our Common Stock then outstanding after giving effect to such exercise.

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

There was no exercise of warrants during the three and six months ended June 30, 2018.

Series A Preferred Stock

8,872 shares of the Company’s Series A Preferred Stock were issued in the July 2017 Underwritten Public Offering. During the year ended December 31, 2017, 8,608 shares of the Series A Preferred Stock were converted into 4,304,000 shares of common stock. As of June 30, 2018, 264 shares of the Series A Preferred Stock remain issued and outstanding.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof, into a number of shares of common stock determined by dividing $1,000 by the initial conversion price of $2.00 per share, subject to a 4.99% blocker provision, or, upon election by a holder prior to the issuance of shares of Series A Preferred Stock, 9.99%, and is subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations. The 264 shares of Series A Preferred Stock issued and outstanding at June 30, 2018, are convertible into 132,000 shares of common stock.

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

6% Convertible Exchangeable Preferred Stock

As of June 30, 2018, there were 335,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (“6% Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the 6% Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the 6% Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board and must come from funds that are legally available for dividend payments. The 6% Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends.

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

Subsequent Events

On May 31, 2018, the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s Preferred Stock. The cash dividend was paid on August 1, 2018 to the holders of record of the Preferred Stock as of the close of business on July 13, 2018.

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

Overview

Through the first half of 2018, our focus has been on our transcriptional regulation program where we are evaluating CYC065, our cyclin dependent kinase, or CDK, inhibitor and our DNA damage response, or DDR, program where we are evaluating sapacitabine in combination with our CDK inhibitor seliciclib in Phase1/2 studies in patients with solid tumors. Additionally in our SEAMLESS study of sapacitabine in Acute Myeloid Leukemia, or AML, stratified and exploratory subgroup analyses have been completed and have defined a patient population who may benefit from treatment with the experimental arm. We plan to discuss the SEAMLESS data with European and US regulatory authorities.

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

Results of Operations

Three Months Ended June 30, 2017 and 2018

Results of Continuing Operations

Revenues

Revenues for the three months ended June 30, 2017 and 2018 were $0 and $0.

The future

Recognition of any further revenue from milestones under a collaboration, licensing and supply agreement with ManRos Therapeutics SA is dependent on the clinical progress of the program, which we do not control.

Research and development expenses

From our inception, we have focused on drug discovery and development programs, with a particular emphasis on orally-available anticancer agents, and our research and development expenses have represented costs incurred to discover and develop novel small molecule therapeutics, including clinical trial costs for CYC065, CYC140, sapacitabine, seliciclib, and sapacitabine in combination with seliciclib. We have also incurred costs in the advancement of product candidates toward clinical and pre-clinical trials and the development of in-house research to advance our biomarker program and technology platforms. We expense all research and development costs as they are incurred. Research and development expenses primarily include:

•	Clinical trial and regulatory-related costs;

•	Payroll and personnel-related expenses, including consultants and contract research organizations;

•	Preclinical studies and laboratory supplies and materials;

•	Technology license costs;

•	Stock-based compensation; and

•	Rent and facility expenses for our laboratories.

The following table provides information with respect to our research and development expenditures for the three months ended June 30, 2017 and 2018 (in $000s except percentages):

	Three Months Ended June 30,		Difference
	2017	2018	$	%
Transcriptional Regulation	$332	$637	$305	92
DNA Damage Response	83	23	(60)	(72)
Sapacitabine	746	340	(406)	(54)
Other research and development programs and expenses	61	182	121	198
Total research and development expenses	$1,222	$1,182	$(40)	(3)

Total research and development expenses represented 49% and 48% of our operating expenses for the three months ended June 30, 2017 and 2018, respectively.

Research and development expenses remained flat at $1.2 million for the three months ended June 30, 2017 and 2018. Research and development expenses relating to transcriptional regulation increased by $0.3 million from $0.3 million for the three months ended June 30, 2017 to $0.6 million for the three months ended June 30, 2018, primarily due to progression of the clinical evaluation of CYC065. Research and development expenses relating to sapacitabine decreased by $0.4 million from $0.7 million for the three months ended June 30, 2017 to $0.3 million for the three months ended June 30, 2018, primarily as a result of a reduction in expenses associated with the SEAMLESS Phase 3 trial and related costs.

The future

We anticipate that overall research and development expenses for the year ended December 31, 2018 will increase compared to the year ended December 31, 2017, as we progress the clinical development of CYC065. The timing and extent of any future SEAMLESS expenditure, including the possibility of registration submissions to regulatory authorities in Europe and the U.S., are dependent upon the outcome of discussions with regulatory authorities.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three months ended June 30, 2017 and 2018 (in $000s except percentages):

	Three Months Ended June 30,		Difference
	2017	2018	$	%
Total general and administrative expenses	$1,267	$1,283	$16	1

Total general and administration expenses represented 51% and 52% of our operating expenses for the three months ended June 30, 2017 and 2018, respectively. General and administrative expenses remained flat at $1.3 million for the three months ended June 30, 2017 and 2018.

The future

We expect general and administrative expenses for the year ended December 31, 2018 compared to our expenses for the year ended December 31, 2017 to remain relatively flat.

Other income, net

The following table summarizes other income for the three months ended June 30, 2017 and 2018 (in $000 except percentages):

	Three Months Ended June 30,		Difference
	2017	2018	$	%
Foreign exchange gains (losses)	$16	$(39)	$(55)	(344)
Interest income	18	84	66	367
Other income, net	-	66	66	100
Total other income	$34	$111	$77	226

Total other income increased by approximately $77,000 from $34,000 for the three months ended June 30, 2017 to $111,000 for the three months ended June 30, 2018. The increase in other income is primarily related to royalty receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by the Company in March 2006) sold certain assets and intellectual property to ThermoFisher Scientific Company, or TSC (formerly Invitrogen Corporation) through an APA and other related agreements. The assets and technology were not part of the Company’s product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, the company recognized $0 million and $66,000 of other income arising from sales related to this transaction during the three months ended June 30, 2017 and 2018 respectively. We have no knowledge of TSC’s activities and cannot predict when we may receive income under the APA, if any.

Foreign exchange gains (losses)

Foreign exchange losses decreased by approximately $55,000, from a gain of $16,000 for the three months ended June 30, 2017, to a loss of $39,000 for the three months ended June 30, 2018.

The future

Other income (expense), net for the year ended December 31, 2018, will continue to be impacted by changes in foreign exchange rates and the receipt of income under the APA. As we are not in control of sales made by TSC, we are unable to estimate the level and timing of income under the APA, if any.

Because the nature of funding advanced through intercompany loans is that of a long-term investment, unrealized foreign exchange gains and losses on such funding will be recognized in other comprehensive income until repayment of the intercompany loan becomes foreseeable.

Income tax benefit

Credit is taken for research and development tax credits, which are claimed from the United Kingdom’s revenue and customs authority, or HMRC, in respect of qualifying research and development costs incurred.

The following table summarizes total income tax benefit for the three months ended June 30, 2017 and 2018 (in $000s except percentages):

	Three Months Ended June 30,		Difference
	2017	2018	$	%
Total income tax benefit	$268	$502	$234	87

The total income tax benefit, which comprised of research and development tax credits recoverable, increased by $0.2 million from an income tax benefit of $0.3 million for the three months ended June 30, 2017 to an income tax benefit of $0.5 million for the three months ended June 30, 2018. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year and the availability of trading losses.

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

Six Months Ended June 30, 2017 and 2018

Results of Continuing Operations

Revenues

Revenues for the six months ended June 30, 2017 and 2018 were $0 and $0.

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

The following table provides information with respect to our research and development expenditures for the six months ended June 30, 2017 and 2018 (in $000s except percentages):

	Six Months Ended June 30,		Difference
	2017	2018	$	%
Transcriptional Regulation	$506	$1,106	$600	119
DNA Damage Response	235	60	(175)	(74)
Sapacitabine	1,652	482	(1,170)	(71)
Other research and development programs and expenses	141	332	191	135
Total research and development expenses	$2,534	$1,980	$(554)	(22)

Total research and development expenses represented 49% and 43% of our operating expenses for the six months ended June 30, 2017 and 2018, respectively.

Research and development expenses decreased by $0.5 million from $2.5 million for the six months ended June 30, 2017 to $2.0 million for the six months ended June 30, 2018. Research and development expenses relating to transcriptional regulation increased by $0.6 million from $0.5 million for the six months ended June 30, 2017 to $1.1 million for the six months ended June 30, 2018, as the clinical evaluation CYC065 progresses. Research and development expenses relating to sapacitabine decreased by $1.2 million from $1.7 million for the six months ended June 30, 2017 to $0.5 million for the six months ended June 30, 2018, primarily as a result of a reduction in expenditures associated with the SEAMLESS Phase 3 trial and related costs.

The future

We anticipate that overall research and development expenses for the year ended December 31, 2018 will increase compared to the year ended December 31, 2017, as we progress the clinical development of CYC065. The timing and extent of any future SEAMLESS expenditure, including the possibility of registration submissions to regulatory authorities in Europe and the U.S., are dependent upon the outcome of discussions with regulatory authorities.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the six months ended June 30, 2017 and 2018 (in $000s except percentages):

	Six Months Ended June 30,		Difference
	2017	2018	$	%
Total general and administrative expenses	$2,648	$2,647	$(1)	(0)

Total general and administration expenses represented 51% and 57% of our operating expenses for the six months ended June 30, 2017 and 2018, respectively. General and administrative expenses remained flat at $2.6 million for the six months ended June 30, 2017 and 2018.

The future

We expect general and administrative expenditures for the year ended December 31, 2018 compared to our expenditures for the year ended December 31, 2017 to remain relatively flat.

Other income, net

The following table summarizes other income, net for the six months ended June 30, 2017 and 2018 (in $000 except percentages):

	Six Months Ended June 30,		Difference
	2017	2018	$	%
Foreign exchange losses	$(43)	$(43)	$—	—
Interest income	30	153	123	410
Other income, net	879	632	(247)	(28)
Total other income	$866	$742	$(124)	(14)

Total other income decreased by approximately $0.1 million, from $0.9 million for the six months ended June 30, 2017 to $0.7 million for the six months ended June 30, 2018. The decrease in other income is primarily related to royalty payments receivable under a December 2005 APA, whereby Xcyte sold certain assets and intellectual property to TSC through an APA and other related agreements. We have no knowledge of TSC’s activities and cannot predict when we may receive income under the APA, if any.

Foreign exchange losses

Foreign exchange losses remained flat at approximately $43,000 for the six months ended June 30, 2017 and 2018.

The future

Other income (expense), net for the year ended December 31, 2018 will continue to be impacted by changes in foreign exchange rates and the receipt of income under the APA. As we are not in control of sales made by TSC we are unable to estimate the level and timing of income under the APA, if any.

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

The following table summarizes total income tax benefit for the six months ended June 30, 2017 and 2018 (in $000s except percentages):

	Six Months Ended June 30,		Difference
	2017	2018	$	%
Total income tax benefit	$574	$684	$110	19

The total income tax benefit, which comprised of research and development tax credits recoverable, increased by $0.1 million from an income tax benefit of $0.6 million for the six months ended June 30, 2017 to an income tax benefit of $0.7 million for the six months ended June 30, 2018. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.

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

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of June 30, 2017 and 2018 (in thousands):

	Six Months Ended June 30,
	2017	2018
Cash and cash equivalents	$13,591	$19,824
Working capital:
Current assets	$16,051	$22,687

Current liabilities	(4,319)	(3,994)

Total working capital	$11,732	$18,693

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments, licensing revenue, and a limited amount of product revenue from operations discontinued in September 2012. We have incurred significant losses since our inception. As of June 30, 2018, we had an accumulated deficit of $ 345.7 million.

Cash Flows

Cash used in operating, investing and financing activities for the six months ended June 30, 2017 and 2018 is summarized as follows (in thousands):

	Six months ended
	June 30,
	2017	2018
Net cash used in operating activities	$(4,011)	$(3,942)
Net cash used in investing activities	(2)	(31)
Net cash provided by (used in) financing activities	962	(101)

Operating activities

Net cash used in operating activities decreased by $0.1 million, from $4.0 million for the six months ended June 30, 2017 to $3.9 million for the six months ended June 30, 2018. The decrease in cash used by operating activities was primarily the result of a change in working capital of $0.4 million and a reduction in net loss of $0.5 million.

Investing activities

Net cash used in investing activities increased by approximately $29,000 for the six months ended June 30, 2018 due to capital expenditures on IT equipment.

Financing activities

Net cash used in financing activities in the six months ended June 30, 2018 of $0.1 million relates to payment of dividends to the holders of our Preferred Stock. Net cash provided by financing activities was $1.0 million for the six months ended June 30, 2017, primarily as a result of approximately $1.1 million in net proceeds from the issuance of common stock under the At Market Issuance Sales Agreement with FBR entered into in June 2016 offset by dividend payments of approximately $0.1 million to the holders of our Preferred Stock.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of June 30, 2018, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Beginning January 1, 2018, we implemented ASU 2014-09, Revenue from Contracts with Customers (Topic 606). There were no significant changes made to our internal controls over financial reporting as a result of the implementation.

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

PART II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2017. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K.

We are subject to export control laws, data protection laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject penalties, other remedial measures and legal expenses, which could adversely affect our business, results of operations and financial condition.

We are subject to laws and regulations governing our international operations, including regulations administered by the government of the United States and authorities in the European Union, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws.  In addition, various statutes and rules in Europe and elsewhere around the world regulate privacy and data protection, which affect our collection, use, storage, and transfer of information both abroad and in the United States. New laws and regulations are periodically being enacted in this area, which remains in a state of flux. Monitoring and complying with these laws requires substantial financial resources.

In particular, the European Union’s General Data Protection Regulation (“GDPR”) took effect in May 2018, and will require us to meet new and more stringent requirements regarding the handling of personal data about European Union residents. Failure to meet GDPR requirements could result in penalties of up to 4% of our worldwide revenue. The GDPR is a complex law and the regulatory guidance is still evolving, including with respect to how the GDPR should be applied in the context of clinical studies.  Furthermore, many of the countries within the European Union are still in the process of drafting supplementary data protection legislation in key fields where the GDPR allows for national variation, including the fields of clinical study and other health-related information.  These variations in European data protection laws may raise our costs of compliance and result in greater legal risks.  There is no assurance that we will be completely effective in ensuring our compliance with all applicable legal requirements, including Trade Control and data protection laws such as the GDPR. If we are not in compliance with these laws, we may be subject to penalties, lawsuits and damages claims, disgorgement and other sanctions and remedial measures, orders to stop transferring or using personal data, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: August 9, 2018	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and
Executive Vice President, Finance

