Form 10-Q
period 2018-09-30
Cyclacel Pharmaceuticals, Inc.
filed 2018-11-13
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting filer ☒

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

As of November 9, 2018 there were 12,497,447 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

(Unaudited)

	December 31,	September 30,
	2017	2018

ASSETS
Current assets:
Cash and cash equivalents	$23,910	$18,973
Prepaid expenses and other current assets	2,064	1,696
Total current assets	25,974	20,669

Property and equipment, net Property and equipment, net	29	38
Total assets	$26,003	$20,707
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,558	$1,411
Accrued and other current liabilities	2,555	2,592
Total current liabilities	4,113	4,003
Other liabilities	124	106
Total liabilities	4,237	4,109

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2017 and September 30, 2018; 6% Convertible Exchangeable preferred stock; 335,273 shares issued and outstanding at December 31, 2017 and September 30, 2018. Aggregate preference in liquidation of $4,006,512 as of December 31, 2017 and September 30, 2018.	-	-
Series A convertible preferred stock, $0.001 par value; 264 shares issued and outstanding at December 31, 2017 and September 30, 2018.	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2017 and September 30, 2018; 11,997,447 shares issued and outstanding at December 31, 2017 and September 30, 2018.	12	12
Additional paid-in capital	365,057	365,160
Accumulated other comprehensive loss	(794)	(796)
Accumulated deficit	(342,509)	(347,778)
Total stockholders’ equity	21,766	16,598
Total liabilities and stockholders’ equity	$26,003	$20,707

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Revenues:
Total revenues	$—	$—	$—	$—
Operating expenses:
Research and development	958	1,205	3,491	3,185
General and administrative	1,154	1,250	3,802	3,898
Total operating expenses	2,112	2,455	7,293	7,083
Operating loss	(2,112)	(2,455)	(7,293)	(7,083)
Other income (expense):
Foreign exchange gains (losses)	(22)	1	(65)	(42)
Interest income	30	85	59	238
Other income, net	28	-	907	632
Total other income	36	86	901	828
Loss before taxes	(2,076)	(2,369)	(6,392)	(6,255)
Income tax benefit	219	301	793	985
Net loss	(1,857)	(2,068)	(5,599)	(5,270)
Dividend on convertible exchangeable preferred shares	(50)	(50)	(151)	(151)
Beneficial conversion feature of Series A convertible stock	(3,638)	-	(3,638)	-
Conversion of Series A convertible preferred stock	(3,373)	-	(3,373)	-
Net loss applicable to common shareholders	$(8,918)	$(2,118)	$(12,761)	$(5,421)

Basic and diluted earnings per common share:
Net loss per share – basic and diluted	$(0.91)	$(0.18)	$(2.06)	$(0.45)
Weighted average common shares outstanding	9,835,441	11,997,447	6,200,783	11,997,447

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Net loss	$(1,857)	$(2,068)	$(5,599)	$(5,270)
Translation adjustment	(4,882)	2,263	(13,435)	5,559
Unrealized foreign exchange gain on intercompany loans	4,856	(2,261)	13,417	(5,562)
Comprehensive loss	$(1,883)	$(2,066)	$(5,617)	$(5,273)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Nine Months Ended September 30,
	2017	2018
Operating activities:
Net loss	$(5,599)	$(5,270)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	25	22
Stock-based compensation	200	255
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,464	320
Accounts payable and other current liabilities	(1,350)	8
Net cash used in operating activities	(5,260)	(4,665)

Investing activities:
Purchase of property, plant and equipment	(11)	(33)
Net cash used in investing activities	(11)	(33)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	14,751	-
Payment of preferred stock dividend	(151)	(151)
Net cash provided by (used in) financing activities	14,600	(151)

Effect of exchange rate changes on cash and cash equivalents	176	(88)
Net increase (decrease) in cash and cash equivalents	9,505	(4,937)
Cash and cash equivalents, beginning of period	16,520	23,910
Cash and cash equivalents, end of period	$26,025	$18,973

Supplemental cash flow information:
Cash received during the period for:
Interest	60	238
Taxes	1,815	1,158

Non cash financing activities:
Accrual of preferred stock dividends	50	50

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Company Overview

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

As of September 30, 2018, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of September 30, 2018, the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017 and the consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017, and all related disclosures contained in the accompanying notes are unaudited. The consolidated balance sheet as of December 31, 2017 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”). The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of September 30, 2018, and the results of operations and comprehensive loss for the three and nine months ended September 30, 2018 and cash flows for the nine months ended September 30, 2018, have been made. The interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2017 that are included in the Company’s Annual Report on Form 10-K filed with the SEC.

Going Concern

Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued. The Company expects that its cash of approximately $19.0 million as of September 30, 2018 will be sufficient to fund its operating expenses and capital expenditure requirements through to the second quarter of 2020.

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

The future viability of the Company beyond the second quarter of 2020 is dependent on its ability to raise additional capital to finance its operations. The Company will need to raise substantial additional capital to pursue it’s transcriptional regulation program evaluating CYC065 in patients with advanced cancers, the DNA damage response and CYC140 programs. Additional funding may not be available to the Company on favorable terms, or at all. If the Company is unable to obtain additional funds, it will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to its development candidates, if available, or be forced to cancel or delay or reduce the scope of its current development programs, including any potential regulatory filings related to the SEAMLESS study of sapacitabine, and/or limit or cease its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

Fair Value of Financial Instruments

Financial instruments consist of cash equivalents, accounts payable and accrued liabilities. The carrying amounts of cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to the nature of the accounts, notably their short maturities.

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the three months and nine months ended September 30, 2017 and 2018.

Revenue recognition

On January 1, 2018, the Company adopted new guidance on revenue recognition, which has been codified within Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (“ASC 606”). The accounting policy applicable from January 1, 2018 and further details on the transition are described below. The comparative financial information for the three and nine months ended September 30, 2017 and as of December 31, 2017 has not been restated and is prepared in accordance with the accounting policies that are described in Note 2 to the financial statements included in the Company’s Annual Report on Form 10-K.

With effect from January 1, 2018, the Company recognizes revenue using the five step model provided in ASC 606:

(1) identify the contract with a customer;

(2) identify the performance obligations in the contract;

(3) determine the transaction price;

(4) allocate the transaction price to the performance obligations in the contract; and

(5) recognize revenue when, or as, the Company satisfies a performance obligation.

The transaction price includes fixed payments and an estimate of variable consideration, including milestone payments. The Company determines the variable consideration to be included in the transaction price by estimating the most likely amount that will be received and then applies a constraint to reduce the consideration to the amount which is probable of being received. When applying the constraint, the Company considers:

•	Whether achievement of a development milestone is highly susceptible to factors outside the entity’s influence, such as milestones involving the judgment or actions of third parties, including regulatory bodies;

•	Whether the uncertainty about the achievement of a milestone is not expected to be resolved for a long period of time;

•	Whether the Company can reasonably predict that a milestone will be achieved based on previous experience; and.

•	The complexity and inherent uncertainty underlying the achievement of a milestone.

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

With effect from January 1, 2018, grant revenue, if new grants are obtained, will be presented as a reduction of research and development expenses.

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

The Company has adopted the guidance on using a modified retrospective approach with the cumulative effect of initially applying the guidance recognized as of January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and it did not have a cumulative effect requiring adjustment to opening retained earnings.

The most significant impact relates to its accounting for revenues related to grants received from government agencies or nonprofit organizations and revenues from contingent “milestone” based payments. Under the new standard the Company will report grant revenue, if new grants are obtained in a nonreciprocal transaction, as a reduction of the corresponding research and development expense. Historically grants have been reported in revenue, but as the grantor is not likely to be receiving a good or service in exchange for the payment the grant cannot be reported in revenue.

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

In February 2016, the FASB issued guidance on accounting for leases in ASU No, 2016-02. The guidance requires that lessees recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term at the commencement date. The guidance is effective for fiscal years beginning after December 15, 2018. Early application is permitted. The guidance in ASU 2016-02 may be adopted on a modified retrospective transition approach for leases existing, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of the guidance on the consolidated financial statements. In August 2018, the FASB issued ASU 2018-11, Leases, which, in addition to the existing requirements to transition, permits an entity to adopt the new lease accounting guidelines by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. The Company is currently evaluating the impact of the guidance on the consolidated financial statements. We anticipate adopting this as of January 1, 2019 without recasting prior periods. We anticipate that the adoption of the guidance will have a material impact on the Company’s consolidated balance sheet due to the recognition of a lease liability and corresponding right-of-use asset.

3.	Revenue

Revenue recognized in the three and nine months ended September 30, 2017 and 2018 was $0. Deferred revenue as of December 31, 2017 and September 30, 2018 was $150,000 and is included in Accrued and other current liabilities on the accompanying balance sheets. We expect to recognize this deferred revenue by the end of 2018.

The aggregate transaction price that is allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2018 was $0.

4.	Net Loss per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the three and nine months ended September 30, 2017 and 2018, as the result would be anti-dilutive:

	September 30, 2017	September 30, 2018
Stock options	381,786	836,850
Convertible preferred stock	1,698	1,698
Series A preferred stock	332,000	132,000
Common stock warrants	7,590,000	7,490,500
Total shares excluded from calculation	8,305,484	8,461,048

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in $000s):

	December 31,	September 30,
	2017	2018
Research and development tax credit receivable	$1,054	$816
Prepayments and VAT receivable	772	798
Other current assets	238	82
	$2,064	$1,696

6.	Accrued and Other Liabilities

Accrued and other current liabilities consisted of the following (in $000s):

	December 31,	September 30,
	2017	2018
Accrued research and development	$1,645	$1,968
Accrued legal and professional fees	248	320
Other current liabilities	662	304
	$2,555	$2,592

Other current liabilities at December 31, 2017 and September 30, 2018 include $150,000 of deferred revenue in respect of payment received in advance of achieving a milestone under the ManRos agreement.

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three and nine months ended September 30, 2017 and 2018 as shown in the following table (in $000s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
General and administrative	$48	$66	$146	$188
Research and development	17	22	54	67
Stock-based compensation costs	$65	$88	$200	$255

2018 Plan

In May 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), under which Cyclacel may make equity incentive grants to its officers, employees, directors and consultants. The 2018 Plan replaces the 2015 Equity Incentive Plan (the “2015 Plan”).

The 2018 Plan allows for the issuance of up to 1,500,000 shares of the Company’s common stock pursuant to various types of award grants, including stock options and restricted stock units. In addition, the 2018 Plan allows up to 709,889 additional shares to be issued if awards outstanding under the 2018 Plan are cancelled or expire on or after the date of the Company’s 2018 annual meeting of stockholders.

As of September 30, 2018, the Company has reserved 1,657,500 shares of the Company’s common stock under the 2018 Plan, including shares that were available under the 2015 Plan and carried forward to the 2018 Plan. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

There were 306,304 options granted during the nine months ended September 30, 2018. These options had grant date fair values ranging between $1.17-$1.29 per option. Of these options, approximately 174,272 are performance based and will vest upon the fulfillment of certain clinical objectives. The Company determined that the satisfaction of one of the objectives was probable as of September 30, 2018, but that the other vesting criteria related to these awards were not probable as of September 30, 2018. As such, the Company recognized compensation cost for these grants under the expectation that 25% of these awards will vest.

There were 170,853 options granted during the year ended December 31, 2017. Of these options, 158,853 are performance based, which will vest upon the fulfillment of certain clinical objectives. The Company determined that the satisfaction of one of the objectives was probable as of September 30, 2018, but that the other vesting criteria related to these awards were not probable as of September 30, 2018. As such, the Company recognized compensation cost for these grants under the expectation that 25% of these awards will vest.

There were no stock options exercised during each of the nine months ended September 30, 2017 and 2018, respectively. The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income.

Outstanding Options

A summary of the share option activity and related information is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Options outstanding at December 31, 2017	535,617	11.10	8.23	—
Granted	306,304	1.51
Cancelled/forfeited	(5,071)	129.31
Options outstanding at September 30, 2018	836,850	6.87	8.26	—
Unvested at September 30, 2018	(653,697)	2.52	8.79	—
Vested and exercisable at September 30, 2018	183,153	22.41	6.38	—

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718.

8.	Stockholders Equity

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

Warrants

As of September 30, 2018, there were 7,490,500 warrants to purchase the Company’s common stock outstanding, each with an exercise price of $2.00. All such warrants were issued in connection with the July 2017 Underwritten Public Offering and are immediately exercisable. The Warrants expire in 2024. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of its warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our Common Stock then outstanding after giving effect to such exercise.

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

There was no exercise of warrants during the three and nine months ended September 30, 2018.

Series A Preferred Stock

8,872 shares of the Company’s Series A Preferred Stock were issued in the July 2017 Underwritten Public Offering. During the year ended December 31, 2017, 8,608 shares of the Series A Preferred Stock were converted into 4,304,000 shares of common stock. As of September 30, 2018, 264 shares of the Series A Preferred Stock remain issued and outstanding.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof, into a number of shares of common stock determined by dividing $1,000 by the initial conversion price of $2.00 per share, subject to a 4.99% blocker provision, or, upon election by a holder prior to the issuance of shares of Series A Preferred Stock, 9.99%, and is subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations. The 264 shares of Series A Preferred Stock issued and outstanding at September 30, 2018, are convertible into 132,000 shares of common stock.

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

6% Convertible Exchangeable Preferred Stock

As of September 30, 2018, there were 335,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (“6% Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the 6% Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the 6% Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board and must come from funds that are legally available for dividend payments. The 6% Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends.

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

Subsequent Events

On September 6, 2018, the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s Preferred Stock. The cash dividend was paid on November 1, 2018 to the holders of record of the Preferred Stock as of the close of business on October 15, 2018.

On October 4, 2018, the Company entered into a Common Stock Sales Agreement, or the Sales Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, as sales agent, pursuant to which Wainwright may sell shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $5,000,000, by any method that is deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended.  Shares sold under the Sales Agreement will be offered and sold pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 and a prospectus supplement and accompanying base prospectus.  The Company will pay Wainwright a commission of 3.0% of the gross sales price per share sold.

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

Overview

During 2018, our primary focus has been on our transcriptional regulation program where we are evaluating CYC065, our cyclin dependent kinase, or CDK, inhibitor and our DNA damage response, or DDR, program where we are evaluating sapacitabine in combination with our CDK inhibitor seliciclib in Phase 1/2 studies in patients with solid tumors. Additionally in our SEAMLESS study of sapacitabine in Acute Myeloid Leukemia, or AML, stratified and exploratory subgroup analyses have been completed and have defined a patient population who may benefit from treatment with the experimental arm. We have begun discussing the SEAMLESS data with certain regulatory authorities.

Transcriptional Regulation Program

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

CYC065 has been evaluated in a first-in-human, Phase 1 trial in patients with advanced solid tumors and a recommended Phase 2 dose established. The study demonstrated that CYC065 durably suppresses Mcl-1, a member of the Bcl-2 family of survival proteins. CYC065 is under investigation in combination with other anticancer drugs, including Bcl-2 inhibitors such as venetoclax. Preclinical data show that CYC065 may benefit adults and children with hematological malignancies, including acute myeloid leukemias (AML), acute lymphocytic leukemias (ALL), and in particular leukemias with rearrangement of the Mixed Lineage Leukemia gene (MLL-r), chronic lymphocytic leukemias (CLL), B-cell lymphomas, multiple myelomas, and patients with certain solid tumors, including breast and uterine cancers, and neuroblastomas.

Seliciclib, our first-generation CDK inhibitor, is being evaluated in an all-oral Phase 1/2 combination study with our sapacitabine in patients with BRCA mutations, and has been evaluated to date in approximately 450 patients.

DNA Damage Response, or DDR, Program

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

We have focused on developing treatments targeting DNA damage pathways for several years. For example, sapacitabine is an oral nucleoside analogue prodrug whose metabolite, CNDAC, generates single-strand DNA breaks, or SSB, either leading to arrest of the cell cycle at G2 phase or development of double-strand DNA breaks, or DSB. Repair of CNDAC-induced DSB is dependent on the homologous recombination, or HR repair pathway. BRCA mutations in cancer cells are a cause of HR deficiency, making such cancer cells more susceptible to cell death induced by sapacitabine.

We are evaluating sapacitabine in a Phase 1/2 combination study with seliciclib in patients with BRCA mutations. A Phase 1b/2 investigator-sponsored clinical trial has been initiated to evaluate the safety and effectiveness of sapacitabine in combination with olaparib in patients with BRCA mutant breast cancer. The trial will be conducted at the Dana-Farber Cancer Institute with collaborators Cyclacel and AstraZeneca providing sapacitabine investigational drug and the approved PARP-inhibitor olaparib, respectively.

CYC140

CYC140 is a novel, small molecule, selective polo-like-kinase 1 (PLK1) inhibitor which is ready to start investigation in cancer patients. CYC140 is differentiated from other PLK1 inhibitors, demonstrating potent and selective target inhibition and high activity in xenograft models of human cancers when dosed orally at non-toxic doses and is the subject of a translational biology program focused on acute leukemias and esophageal cancer.

MD Anderson Clinical Collaboration

On October 1, 2018, the Company entered into a Clinical Collaboration Agreement, or CCA with The University of Texas MD Anderson Cancer Center, or MD Anderson. The main objective of the CCA is to clinically evaluate the safety and efficacy of three Cyclacel medicines in patients with hematological malignancies, including chronic lymphocytic leukemias, acute myeloid leukemias, myelodysplastic syndromes and other advanced leukemias. Under the terms of the CCA, MD Anderson will conduct four clinical studies with a total projected enrollment of up to 170 patients. The four protocols will study CYC065, CYC140 and sapacitabine either as single agents or in combination with approved drugs. The CCA shall remain in effect for the duration of the period during which payments are due to MD Anderson.

Cyclacel currently retains virtually all marketing rights worldwide to the compounds associated with the Company’s drug programs.

Results of Operations

Three Months Ended September 30, 2017 and 2018

Results of Continuing Operations

Revenues

Revenues for the three months ended September 30, 2017 and 2018 were $0 and $0.

The future

Recognition of any further revenue from milestones under a collaboration, licensing and supply agreement with ManRos Therapeutics SA is dependent on the clinical progress of the program, which we do not control.

Research and development expenses

From our inception, we have focused on drug discovery and development programs, with a particular emphasis on orally-available anticancer agents, and our research and development expenses have represented costs incurred to discover and develop novel small molecule therapeutics, including clinical trial costs for CYC065, CYC140 and sapacitabine. We have also incurred costs in the advancement of product candidates toward clinical and preclinical trials and the development of in-house research to advance our biomarker program and technology platforms. We expense all research and development costs as they are incurred. Research and development expenses primarily include:

•	Clinical trial and regulatory-related costs;

•	Payroll and personnel-related expenses, including consultants and contract research organizations;

•	Preclinical studies and laboratory supplies and materials;

•	Technology license costs;

•	Stock-based compensation; and

•	Rent and facility expenses for our laboratories.

The following table provides information with respect to our research and development expenditures for the three months ended September 30, 2017 and 2018 (in $000s except percentages):

	Three Months Ended September 30,		Difference
	2017	2018	$	%
Transcriptional Regulation (CYC065)	$232	$680	$448	193
DNA Damage Response (sapacitabine and seliciclib)	89	24	(65)	(73)
Sapacitabine (SEAMLESS and manufacturing)	561	316	(245)	(44)
Other research and development programs and expenses	76	185	109	143
Total research and development expenses	$958	$1,205	$247	26

Total research and development expenses represented 45% and 49% of our operating expenses for the three months ended September 30, 2017 and 2018, respectively.

Research and development expenses increased by $0.2 million from $1.0 million for the three months ended September 30, 2017 to $1.2 million for the three months ended September 30, 2018. Research and development expenses relating to transcriptional regulation increased by $0.5 million from $0.2 million for the three months ended September 30, 2017 to $0.7 million for the three months ended September 30, 2018, primarily due to progression of the clinical evaluation of CYC065. Research and development expenses relating to sapacitabine decreased by $0.3 million from $0.6 million for the three months ended September 30, 2017 to $0.3 million for the three months ended September 30, 2018, primarily as a result of a reduction in expenses associated with the SEAMLESS Phase 3 trial and related costs.

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

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three months ended September 30, 2017 and 2018 (in $000s except percentages):

	Three Months Ended September 30,		Difference
	2017	2018	$	%
Total general and administrative expenses	$1,154	$1,250	$96	8

Total general and administration expenses represented 55% and 51% of our operating expenses for the three months ended September 30, 2017 and 2018, respectively. General and administrative activity has been consistent year over year resulting in expenses remaining relatively flat at $1.2 million and $1.3 million for the nine months ended September 30, 2017 and 2018, respectively.

The future

We expect general and administrative expenses for the year ended December 31, 2018 compared to our expenses for the year ended December 31, 2017 to remain relatively flat.

Other income, net

The following table summarizes other income for the three months ended September 30, 2017 and 2018 (in $000 except percentages):

	Three Months Ended September 30,		Difference
	2017	2018	$	%
Foreign exchange gains (losses)	$(22)	$1	$23	105
Interest income	30	85	55	183
Other income, net	28	-	(28)	(100)
Total other income	$36	$86	$50	139

Total other income increased by approximately $50,000 from $36,000 for the three months ended September 30, 2017 to $86,000 for the three months ended September 30, 2018. The increase in other income is primarily related to increased yields on cash held on deposit, offset by royalties receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by the Company in March 2006) sold certain assets and intellectual property to ThermoFisher Scientific Company, or TSC (formerly Invitrogen Corporation) through an APA and other related agreements. The assets and technology were not part of the Company’s product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, the company recognized $28,000 and $0 of other income arising from sales related to this transaction during the three months ended September 30, 2017 and 2018, respectively

Foreign exchange gains (losses)

Foreign exchange losses decreased by approximately $23,000, from a loss of $22,000 for the three months ended September 30, 2017, to a gain of $1,000 for the three months ended September 30, 2018.

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

The following table summarizes total income tax benefit for the three months ended September 30, 2017 and 2018 (in $000s except percentages):

	Three Months Ended September 30,		Difference
	2017	2018	$	%
Total income tax benefit	$219	$301	$82	37

The total income tax benefit, which comprised of research and development tax credits recoverable, increased by $0.1 million from an income tax benefit of $0.2 million for the three months ended September 30, 2017 to an income tax benefit of $0.3 million for the three months ended September 30, 2018. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year and the availability of trading losses.

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

Nine Months Ended September 30, 2017 and 2018

Results of Continuing Operations

Revenues

Revenues for the nine months ended September 30, 2017 and 2018 were $0 and $0.

The future

Recognition of any further revenue from milestones under a collaboration, licensing and supply agreement with ManRos Therapeutics is dependent on the clinical progress of the program, which we do not control.

Research and development expenses

From our inception, we have focused on drug discovery and development programs, with a particular emphasis on orally-available anticancer agents, and our research and development expenses have represented costs incurred to discover and develop novel small molecule therapeutics, including clinical trial costs for our CDK and PLK inhibitors and sapacitabine. We have also incurred costs in the advancement of product candidates toward clinical and preclinical trials and the development of in-house research to advance our biomarker program and technology platforms. We expense all research and development costs as they are incurred. Research and development expenses primarily include:

•	Clinical trial and regulatory-related costs;

•	Payroll and personnel-related expenses, including consultants and contract research;

•	Preclinical studies and laboratory supplies and materials;

•	Technology license costs; and

•	Rent and facility expenses for our laboratories.

The following table provides information with respect to our research and development expenditures for the nine months ended September 30, 2017 and 2018 (in $000s except percentages):

	Nine Months Ended September 30,		Difference
	2017	2018	$	%
Transcriptional Regulation (CYC065)	$737	$1,786	$1,049	142
DNA Damage Response (sapacitabine and seliciclib)	324	84	(240)	(74)
Sapacitabine (SEAMLESS and manufacturing)	2,212	798	(1,414)	(64)
Other research and development programs and expenses	218	517	299	137
Total research and development expenses	$3,491	$3,185	$(306)	(9)

Total research and development expenses represented 48% and 45% of our operating expenses for the nine months ended September 30, 2017 and 2018, respectively.

Research and development expenses decreased by $0.3 million from $3.5 million for the nine months ended September 30, 2017 to $3.2 million for the nine months ended September 30, 2018. Research and development expenses relating to transcriptional regulation increased by $1.1 million from $0.7 million for the nine months ended September 30, 2017 to $1.8 million for the nine months ended September 30, 2018, as the clinical evaluation CYC065 progresses. Research and development expenses relating to sapacitabine decreased by $1.4 million from $2.2 million for the nine months ended September 30, 2017 to $0.8 million for the nine months ended September 30, 2018, primarily as a result of a reduction in expenditures associated with the SEAMLESS Phase 3 trial and related costs.

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

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the nine months ended September 30, 2017 and 2018 (in $000s except percentages):

	Nine Months Ended September 30,		Difference
	2017	2018	$	%
Total general and administrative expenses	$3,802	$3,898	$96	3

Total general and administration expenses represented 52% and 55% of our operating expenses for the nine months ended September 30, 2017 and 2018, respectively. General and administrative activity has been consistent year over year resulting in expenses remaining relatively flat at $3.8 million and $3.9 million for the nine months ended September 30, 2017 and 2018, respectively.

The future

We expect general and administrative expenditures for the year ended December 31, 2018 compared to our expenditures for the year ended December 31, 2017 to remain relatively flat.

Other income, net

The following table summarizes other income, net for the nine months ended September 30, 2017 and 2018 (in $000 except percentages):

	Nine Months Ended September 30,		Difference
	2017	2018	$	%
Foreign exchange losses	$(65)	$(42)	$23	35
Interest income	59	238	179	303
Other income, net	907	632	(275)	(30)
Total other income	$901	$828	$(73)	(8)

Total other income decreased by approximately $0.1 million, from $0.9 million for the nine months ended September 30, 2017 to $0.8 million for the nine months ended September 30, 2018. The decrease in other income is primarily related to royalty payments receivable under a December 2005 APA, whereby Xcyte sold certain assets and intellectual property to TSC through an APA and other related agreements. We have no knowledge of TSC’s activities and cannot predict when we may receive income under the APA, if any.

Foreign exchange losses

Foreign exchange losses decreased by approximately $23,000, from a loss of $65,000 for the nine months ended September 30, 2017, to a loss of $42,000 for the nine months ended September 30, 2018.

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

The following table summarizes total income tax benefit for the nine months ended September 30, 2017 and 2018 (in $000s except percentages):

	Nine Months Ended September 30,		Difference
	2017	2018	$	%
Total income tax benefit	$793	$985	$192	24

The total income tax benefit, which comprised of research and development tax credits recoverable, increased by $0.2 million from an income tax benefit of $0.8 million for the nine months ended September 30, 2017 to an income tax benefit of $1.0 million for the nine months ended September 30, 2018. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.

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

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of September 30, 2017 and 2018 (in thousands):

	Nine Months Ended September 30,
	2017	2018
Cash and cash equivalents	$26,025	$18,973

Working capital:
Current assets	$27,817	$20,669
Current liabilities	(4,265)	(4,003)
Total working capital	$23,552	$16,666

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments, licensing revenue, and a limited amount of product revenue from operations discontinued in September 2012. We have incurred significant losses since our inception. As of September 30, 2018, we had an accumulated deficit of $ 347.8 million.

Cash Flows

Cash used in operating, investing and financing activities for the nine months ended September 30, 2017 and 2018 is summarized as follows (in thousands):

	Year Ended September 30,
	2017	2018
Net cash used in operating activities	$(5,260)	$(4,665)
Net cash used in investing activities	(11)	(33)
Net cash provided by (used in) financing activities	14,600	(151)

Operating activities

Net cash used in operating activities decreased by $0.6 million, from $5.3 million for the nine months ended September 30, 2017 to $4.7 million for the nine months ended September 30, 2018. The decrease in cash used by operating activities was primarily the result of a change in working capital of $0.3 million and a reduction in net loss of $0.3 million.

Investing activities

Net cash used in investing activities increased by approximately $22,000 for the nine months ended September 30, 2018 due to capital expenditures on IT equipment.

Financing activities

Net cash used in financing activities in the nine months ended September 30, 2018 of $0.2 million relates to payment of dividends to the holders of our Preferred Stock. Net cash provided by financing activities was $14.6 million for the nine months ended September 30, 2017, primarily as a result of the approximately $13.7 million in net proceeds from the July 2017 underwritten public offering and approximately $1.1 million in net proceeds from the issuance of common stock under the FBR Sales Agreement entered into in June 2016 offset by dividend payments of approximately $0.2 million to the holders of our 6% Preferred Stock.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future and cannot guarantee that we will generate any significant product revenues until a product candidate has been approved by the FDA or EMA in other countries and successfully commercialized.

We believe that existing funds together with cash generated from operations, such as the R&D tax credit, and recent financing activities, are sufficient to satisfy our planned working capital, capital expenditures and other financial commitments through to the second quarter of 2020. However, we do not currently have sufficient funds to complete development and commercialization of any of our drug candidates. Current business and capital market risks could have a detrimental effect on the availability of sources of funding and our ability to access them in the future, which may delay or impede our progress of advancing our drugs currently in the clinical pipeline to approval by the FDA or EMA for commercialization. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of September 30, 2018, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

We are subject to export control laws, data protection laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to penalties, other remedial measures and legal expenses, which could adversely affect our business, results of operations and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Clinical Collaboration Agreement, dated October 1, 2018, by and between Cyclacel Pharamceuticals, Inc. and The University of Texas MD Anderson Cancer Center*

10.2	Common Stock Sales Agreement, dated October 4, 2018, by and between Cyclacel Pharmaceuticals, Inc. and H.C. Wainwright & Co., LLC. (previously filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on October 4, 2018, and incorporated by reference)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

*   Certain portions of the Exhibit have been omitted based upon a pending request for confidential treatment filed by us with the SEC . The omitted portions of the Exhibit have been separately filed by us with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: November 13, 2018	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and
Executive Vice President, Finance

