Form 10-K
period 2018-12-31
Cyclacel Pharmaceuticals, Inc.
filed 2019-03-28
CIK 1130166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of    ”large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter):
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), as of June 29, 2018 (based upon the closing sale price of  $1.42 of such shares on The NASDAQ Capital Market on June 29, 2018) was $15,117,872.
As of March 28, 2019, there were 17,199,974 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents (or parts thereof) are incorporated by reference into the following parts of the Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 29, 2019.

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
General
Cyclacel is a clinical-stage biopharmaceutical company using its expertise in cell cycle, transcriptional regulation and DNA damage response biology in cancer cells to develop innovative, targeted medicines for cancer and other serious diseases. Cyclacel is a pioneer company in the field of cancer cell cycle biology with a vision to improve patient healthcare by translating insights in cancer biology into medicines.
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
Using our core strength in cancer cell cycle biology, we have evaluated several families of anticancer drugs that impact the cell cycle, including CYC065, sapacitabine, CYC140 and seliciclib. We believe that these drug candidates are differentiated from others in that they are orally-available and demonstrate unique target profiles and mechanisms and have the potential to treat multiple cancer indications.
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

In general, cell cycle regulation is less well controlled in cancer cells than in normal cells, which explains in part why cancer cells divide uncontrollably. Different CDKs are responsible for control of different aspects of proliferation, and when dysregulated, can be drivers of particular cancer sub-sets. Modulating CDK activity with targeted therapies is an attractive strategy to reinforce cell cycle control and decrease the rate of abnormal proliferation of cancer cells. The Food and Drug Administration, or FDA, approved CDK inhibitors, palbociclib, ribociclib and abemaciclib, are all being used with hormone therapy in the treatment of hormone receptor-positive, HER2-negative breast cancer. This has led to great interest in the development of this class of drugs as oncology therapeutics.
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
CYC065 is being evaluated as a single agent in a Phase 1 trial in patients with advanced solid tumors and in a Phase 1 trial in combination with venetoclax (ABT-199, AbbVie), a Bcl-2 inhibitor, in relapsed or refractory chronic lymphocytic leukemia, or CLL. CYC065 may also be most useful as a therapy for liquid and solid tumor patients in combination with other anticancer agents, such as venetoclax, or HER2 inhibitors, such as trastuzumab.
Seliciclib, our first-generation CDK inhibitor, is being evaluated in an all-oral Phase 1/2 combination study with our sapacitabine in patients with BRCA mutations, and has been evaluated to date in over 500 patients.
DNA Damage Response, or DDR
Many cancers have defects in the way in which cells monitor and repair damaged DNA, collectively termed DNA damage response, or DDR. These deficiencies in DDR pathways render cells more susceptible to DNA damage. Many traditional cancer treatments, such as DNA-damaging chemotherapy and radiotherapy, are based on this finding. However, such treatments are often accompanied by significant and unwanted side effects. Developing treatments which target specific DDR deficiencies to preferentially kill cancer cells, while minimizing the impact on normal cells, has potential for more effective, better tolerated therapies to improve survival in multiple cancers.
We have focused on developing treatments targeting DNA damage pathways for several years. For example, our drug candidate sapacitabine is an oral nucleoside analogue prodrug whose metabolite, CNDAC, generates single-strand DNA breaks, or SSB, either leading to an arrest of the cell cycle at G2 phase or development of double-strand DNA breaks, or DSB. Repair of CNDAC-induced DSB is dependent on the homologous recombination, or HR repair pathway. BRCA mutations in cancer cells are a cause of HR deficiency, making such cancer cells more susceptible to cell death induced by sapacitabine.
We are evaluating sapacitabine in a Phase 1/2 combination study with seliciclib in patients with BRCA mutations and in an investigator-sponsored Phase 1/2 combination study with olaparib, an approved PARP inhibitor, in BRCA mutation positive patients with breast cancer. We believe that dual targeting of the DNA damage response pathway with the addition of sapacitabine to olaparib may enhance the efficacy of the current standard of care for such patients.
Sapacitabine in AML
We are also evaluating sapacitabine in SEAMLESS, a Phase 3 study in acute myeloid leukemia, or AML, in the elderly, in an alternating schedule with decitabine. On February 23, 2017 we announced that the trial did not meet its primary endpoint of demonstrating statistically significant improvement in overall survival for the experimental arm versus an active control arm of decitabine alone. However an improvement in complete remission rate was observed. In the stratified subgroup of patients with low baseline peripheral white blood cell count, comprising approximately two-thirds of the study’s population, a trend towards improvement in overall survival was observed for the experimental arm. Data were reported at an oral presentation at the 59th American Society of Hematology Annual Meeting in December 2017. We have met with three European regulatory authorities to discuss a potential approval pathway for sapacitabine and received consistent guidance from them. The discussions followed submission of statistical and exploratory analyses demonstrating sapacitabine’s potential clinical benefit in a subgroup of patients for whom the sapacitabine regimen may represent an improvement over low intensity treatment by decitabine alone.
We currently retain virtually all marketing rights worldwide to the compounds associated with our drug programs. To optimize our commercial return, we intend to enter into selected partnering arrangements.
Polo-like Kinase, or PLK1, Inhibitor — CYC140
CYC140 is a novel, small molecule, selective, PLK1 inhibitor. It has demonstrated potent and selective target inhibition, impressive efficacy in human tumor xenografts at non-toxic doses. The pharmaceutical properties of CYC140 are improved over earlier clinical PLK inhibitors. Polo Kinase was first discovered in fruit flies in 1988 by Cyclacel’s former Chief Scientist, Professor David Glover. PLK1 is a serine/threonine kinase with a central role in cell division, or mitosis, and is an important regulator of the DNA damage checkpoint. Cyclacel’s translational biology program supports the development of CYC140 in acute leukemias and solid tumors, including esophageal cancer. A first-in-human, or FIH, study is underway.
Oncology Development Programs
We have generated several families of anticancer drugs that act on the cell cycle, including CDK inhibitors, nucleoside analogs and PLK inhibitors. In our development programs, we have intensively used biomarker analysis to help evaluate whether our drug candidates are having their intended effect through their assumed mechanisms at different doses and schedules. Biomarkers are proteins or other biological substances, or analytes, whose presence in patient samples can serve as an indicator or marker of diseases, or may highlight patients more likely to respond to a particular treatment. Biomarker data from early clinical trials may also enable us to design subsequent trials more efficiently and to monitor patient compliance with trial protocols. For example, we have observed evidence of durable target engagement by CYC065 with prolonged suppression of the Mcl-1, or myeloid cell leukemia1, protein biomarker in peripheral blood cells in patient samples from our Phase 1 clinical study and we reported that sapacitabine efficacy is enhanced in tumor cells that are defective in homologous recombination DNA repair and that sapacitabine treatment increased a DNA damage marker in patient samples. We believe that, in the longer term, biomarkers may allow us to select patients who are more likely to respond to our drugs in clinical trials and to increase the benefit to such patients.
Although a number of pharmaceutical and biotechnology companies are currently attempting to develop CDK inhibitors, nucleoside analogs and PLK inhibitors we believe that our drug candidates are differentiated in that they are orally-available and demonstrate unique target profiles and mechanisms.

Research and Development Pipeline
The following table summarizes our development pipeline:
PROGRAM	INDICATION	DEVELOPMENT STATUS	COMMERCIAL RIGHTS
Transcriptional Regulation
CYC065 CDK inhibitor	Solid Tumors incl. Mcl-1, MYC family, Cyclin E amplification	Phase 1 part 2 (ongoing)	Worldwide
	CLL combination with venetoclax, Bcl-2 inhibitor	Phase 1 (ongoing)	Worldwide
DNA Damage Response
Sapacitabine and seliciclib CDK inhibitor	BRCA mutation positive breast, ovarian, pancreatic cancer	Phase 1 part 3 (ongoing)	Worldwide (except Japan)
Sapacitabine and olaparib PARP inhibitor	BRCA mutation positive breast cancer	Phase 1 (ongoing investigator-sponsored study)	Worldwide (except Japan)
Sapacitabine in AML Phase 3 SEAMLESS study	AML ≥70 years unfit for or refused intensive chemotherapy	Phase 3 completed(subgroup analysis)	Worldwide(except Japan)
Mitosis Regulation
CYC140 PLK inhibitor	Advanced leukemias	Phase 1 (ongoing)	Worldwide
Transcriptional Regulation Program
CYC065 — Cyclin Dependent Kinase Inhibitor
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
The FDA approved CDK4/6 inhibitors, palbociclib, ribociclib and abemaciclib, represent an important therapeutic advance and are associated with very promising progression-free survival advantages with good tolerability when combined with hormone therapy versus hormone therapy alone in patients with hormone receptor-positive, HER2-negative breast cancer. CDK4/6 inhibitors, such as palbociclib, induce senescence or dormancy of cancer cells, which may be associated with the emergence of resistance. If clinical manifestation of resistance becomes common, the therapeutic utility of CDK4/6 inhibitors could be hampered.
Pharmacological inhibition of the CDK2/9 isoforms has been shown to have potent anticancer effects in certain cancer types, including some that are resistant to approved treatments. CDK2/9 inhibitors have been shown to induce apoptosis of cancer cells. It is hoped that treatment with CDK2/9 inhibitors will result in clinically relevant, tumor cell death in patients with selected cancer types. Similar to the approved CDK 4/6 inhibitors, CDK2/9 inhibitors will likely be given in combination with other available anticancer agents. For example, a potential use of CDK2/9 inhibitors may be to overcome cyclin E dependent resistance to CDK4/6 inhibitors and hormone therapy when given in combination with one or more of these agents.

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

◦
Mcl-1 is overexpressed in many types of cancer acting as a survival and drug resistance mechanism. Multiple studies show that knockdown of Mcl-1 leads to cancer cell death and resensitization to drug treatment.

◦
MYC proto-oncogenes encode MYC family proteins which ware overexpressed in over 50% of human cancers often via gene amplification. MYC proteins are transcriptional regulators which promote cancer cell growth and survival by increasing the expression of target genes involved in cell metabolism and growth. MYCN gene amplification is found in 45% of high-risk neuroblastomas, or NB, a childhood cancer with 10% long term survival.

CYC065 is a selective, second-generation inhibitor of CDK2/9 that causes apoptotic death of cancer cells at sub-micromolar concentrations and is bioavailable via oral and intravenous routes. Antitumor efficacy has been achieved in preclinical models with once a day oral dosing at well tolerated doses. CYC065 is mechanistically similar to seliciblib, Cyclacel’s first-generation CDK2/9 inhibitor, but has much higher potency in vitro and in vivo, improved metabolic stability and longer patent protection. Translational biology data support development of CYC065 in Mcl-1 dependent cancers. In a Phase 1, first-in-human study of CYC065, prolonged reduction of Mcl-1 for at least 24 hours was achieved and preliminary anticancer activity observed. CYC065 has been shown to inhibit CDK9-dependent oncogenic and leukemogenic pathways, including MYCN and mixed lineage leukemia rearrangements, or MLL-r. CYC065 and seliciclib both suppress the Mcl-1-mediated survival pathway in cancer cells, leading to rapid induction of apoptosis in Mcl-1 dependent cancer cells and reversal of drug resistance associated with the addiction of cancer cells to cyclin E, a partner protein of CDK2.
Clinical development
CYC065 has completed part 1 of a first-in-human, single agent, ascending dose, Phase 1 trial to assess its safety, tolerability, pharmacokinetics and pharmacodynamics in patients with advanced solid tumors. The results of part 1 of the study were reported in an oral presentation at the 2018 Annual Meeting of the American Association of Cancer Research. 26 patients were treated with CYC065 as a 4-hour infusion once every 3 weeks and a recommended Phase 2 dose, or RP2D, established. Durable Mcl-1 suppression was observed in 11 of 13 patients treated at the RP2D. Stable disease lasting at least six cycles was observed in six patients of which three had molecular features associated with CYC065’s mechanism, including Mcl-1, MYC or cyclin E. Dose limiting toxicities were reversible neutropenia, thrombocytopenia, febrile neutropenia, diarrhea, hypomagnesemia, white blood cell lysis syndrome and its associated electrolyte abnormalities and liver enzyme elevations. Part 2 of this Phase 1 translational study is evaluating additional dosing schedules in patients with advanced solid tumors, in particular those with amplification of Mcl-1, MYC family or cyclin E. We plan to open part 3 of the study to evaluate an oral form of CYC065.
Supported by strong preclinical activity and the evidence of durable suppression of Mcl-1 from the Phase I FIH study we plan to evaluate CYC065 in hematologic malignancies as follows:
Mcl-1 dependent cancers
Chronic lymphocytic leukemia
We have opened enrollment of a Phase 1 study to evaluate CYC065 in combination with venetoclax in patients with relapsed or refractory CLL.

CLL cell survival depends on the expression of anti-apoptotic proteins, including Mcl-1 and Bcl-2. In this context, targeting Mcl-1 or Bcl-1 releases pro-death signals and commits CLL cells to apoptosis. Venetoclax was recently approved as a second line treatment of relapsed/refractory CLL with or without 17p deletion after at least one prior therapy.
The pan-CDK inhibitors flavopiridol and dinaciclib have shown efficacy in CLL clinical trials, providing clinical proof-of-concept for the targeting of anti-apoptotic pathways in such leukemias. Mcl-1 expression can modulate resistance to Bcl-2 inhibition and is known to be upregulated in lymph node CLL cells, possibly leading to resistance to venetoclax.
Rapid cell death was induced in CLL and multiple myeloma cell lines after short exposure to CYC065, even in the presence of stromal cells which confer protection from standard treatments. Mcl-1 down-regulation was observed, consistent with the pro-apoptotic mechanism of CYC065. CYC065 synergizes with venetoclax in preclinical models at clinically achievable concentrations, supporting the clinical investigation of combination regimens of CYC065 and venetoclax.
Acute myeloid leukemia, or AML
Drug resistance in AML has been attributed among others to high levels of Mcl-1. AML cell lines are highly sensitive to CYC065 and 5 to 8 hours treatment is sufficient to achieve induction of cell death. CYC065 has single agent efficacy in AML xenografts and the potential to be combined with approved AML therapies. In leukemia cells harboring the rearranged Mixed Lineage Leukemia gene (MLLr) CYC065 reduced both Mcl-1 expression and CDK9 dependent transcription of MLL-regulated leukemogenic genes.
We anticipate opening for enrolment a Phase 1 study evaluating CYC065 in combination with venetoclax in patients with relapsed or refractory AML or myelodysplastic syndromes, or MDS.
Biospecimens will be collected from the clinical trials for assessment of biomarkers related to CYC065’s mechanism of action.
Published preclinical data
Preclinical data supports the molecular rationale and therapeutic potential of CYC065 in both hematologic and solid tumors.
•
Induces cancer cell death and can combine beneficially with other anti-cancer drugs

CYC065 targets key CDK9-dependent oncogenic and leukemogenic survival pathways. Data presented at the 2018 Annual Meeting of the American Association of Cancer Research demonstrated strong synergy between, CYC065, and the Bcl-2 inhibitor, venetoclax in primary chronic lymphocytic leukemia, or CLL, cells obtained from patients, including those with 17p deletions. In addition, the combination was active in two CLL samples which were resistant to either agent alone.
Data presented at the 2016 Annual Meeting of the American Association of Cancer Research demonstrated that CYC065 can induce cell death and combined beneficially with anti-cancer drugs from the Bcl-2 and BET (Bromodomain and Extra-Terminal domain) inhibitor classes, in in vitro models of B-cell lymphoma, including double-hit lymphomas. Combinations of CYC065 with the Bcl-2 inhibitor, venetoclax (ABT-199), or BET inhibitors were both synergistic. Short exposure to CYC065 was sufficient to downregulate MYC, an oncogene product aberrantly expressed in many cancers, and Mcl-1, an anti-apoptotic member of the Bcl-2 family, and to induce cell death. CYC065 treatment had no impact on Bcl-2 levels.
These findings support the hypothesis that dual targeting of the Mcl-1- and Bcl-2-dependent mechanisms could induce synergistic cell death by apoptosis and highlight an opportunity to rationally disrupt the pathways promoting the survival of CLL cells. Cyclacel has opened for enrolment a Phase 1 clinical study to evaluate CYC065 in combination with venetoclax in patients with relapsed/refractory CLL.

Potent anticancer activity of CYC065 has been demonstrated in vivo in AML xenograft models resulting in over 90% inhibition of tumor growth.
•
Prolonged survival and reduced tumor burden in MYCN-addicted neuroblastoma

The MYCN oncogene is over-expressed in a number of different types of cancer, most notably neuroblastoma, but also rhabdomyosarcoma, medulloblastoma, astrocytoma, Wilms’ tumor and small cell lung cancer. Amplification of the MYCN oncogene is the most common genomic alteration in aggressive neuroblastomas, and is associated with poor clinical outcome. Preclinical data presented at the 2016 Childhood Cancer Meeting demonstrated that CYC065 prolonged survival in MYCN-addicted neuroblastoma models, and neuroblastoma cells with MYCN amplification and overexpression were found to be particularly sensitive. The mechanism of action of CYC065 included inhibition of MYCN transcription, downregulation of N-MYC protein, blocking neuroblastoma cell proliferation and inducing apoptosis. There are no approved drugs that directly target MYCN, prompting the investigation of indirect approaches such suppression of MYCN gene expression via CDK9 inhibition, or as exploitation of a synthetic lethal relationship between MYCN amplification/overexpression and inhibition of CDK2.
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
•
May have activity in triple-negative breast cancer

Data presented at the 2015 San Antonio Breast Cancer Symposium demonstrated in particular the mechanistic rationale for clinical development of CYC065 in basal-like triple negative breast cancer, or TNBC, a cancer with poor prognosis frequently associated with BRCA mutations. Molecular characteristics of TNBC include amplification or overexpression of Cyclin E, the partner protein of CDK2, and MYC. CYC065 directs a pro-apoptotic mechanism in breast cancer cell lines, which includes transcriptional down regulation of key pro-survival and oncogenic regulators, including Mcl-1 and MYC. CYC065’s potent anticancer activity has been confirmed in. Like seliciclib, CYC065 combined effectively with sapacitabine in breast cancer cell lines.
We anticipate that CYC065 will likely be best used in combination with available anti-cancer agents, as is the case for recently approved CDK4/6 inhibitors. We have retained worldwide rights to commercialize CYC065.
Seliciclib, our first-generation CDK inhibitor, is a novel, orally-available, CDK2/7/9 inhibitor that has been evaluated in over 500 patients. As CYC065 has improved potency and pharmacological properties compared to seliciclib, we would expect to advance CYC065 in lieu of seliciclib.
DNA Damage Response program
Sapacitabine and CDK inhibitor
Both sapacitabine and CNDAC, its major metabolite, have demonstrated potent anti-tumor activity in preclinical studies. Sapacitabine is an orally-available prodrug of CNDAC, which is a novel nucleoside analog, or a compound with a structure similar to a nucleoside. A prodrug is a compound that has a therapeutic effect after it is metabolized within the body. CNDAC has a significantly longer residence time in the blood when it is produced in the body through metabolism of sapacitabine than when it is given directly. Sapacitabine acts through a novel mechanism whereby the compound interferes with DNA synthesis through the incorporation of CNDAC into DNA during replication or repair, triggering a beta-elimination reaction and leading to the formation of single-strand DNA breaks, or SSBs. During subsequent rounds of replication, SSBs are converted to double-strand breaks, or DSBs, which can be repaired by the homologous recombination, or HR, repair pathway, or, if unrepaired, result in cell death.

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

Approved treatment for advanced ovarian cancer, including but not limited to BRCA-mutated (germline and/or somatic) associated advanced ovarian cancer, include the poly ADP-ribose polymerase, or PARP, inhibitors, olaparib, niraparib and rucaparib. We believe that sapacitabine, possibly administered alongside a PARP or CDK inhibitor, may offer an alternative or complementary approach to PARP inhibitors in this area of unmet medical need. Once mature data become available from a completed extension study of an additional 20 BRCA mutation positive patients with metastatic breast cancer and an ongoing Part 3 evaluating alternative dosing schedules, we will consider further development plans. In parallel, an investigator-sponsored study is enrolling at Dana Faber Cancer Centre evaluating sapacitabine with olaparib in patients with BRCA positive breast cancer.
Sapacitabine in AML
SEAMLESS, randomized Phase 3, pivotal trial of sapacitabine in elderly patients with AML
On February 23, 2017, we announced that the trial did not meet its primary endpoint of demonstrating statistically significant improvement in overall survival, or OS, for the experimental arm versus an active control arm. An improved rate of complete remission, or CR, a secondary endpoint, was observed in patients who had discontinued therapy at the time of analysis. Other endpoints and safety were similar between the arms. In the stratified subgroup of patients with low baseline peripheral white blood cell count, comprising approximately two-thirds of the study’s population, a trend toward improvement in OS was observed for the experimental arm. The opposite was true for patients with high white blood cell count. Full results from the SEAMLESS study were presented at the 59th American Society of Hematology, or ASH Annual Meeting in December 2017.
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
Stratified and exploratory subgroup analyses have been completed and have defined a patient population who may benefit from treatment with the experimental arm. We have met and received consistent guidance from three European regulatory authorities regarding a potential approval pathway for sapacitabine. The discussions followed submission of statistical and exploratory analyses demonstrating sapacitabine’s potential clinical benefit in a subgroup of patients for whom the sapacitabine regimen may represent an improvement over low intensity treatment by decitabine alone. We previously submitted, and have received validation of, a Pediatric Investigation Plan, or PIP, to the EMA, or European Medicines Agency.
Randomized Phase 2 clinical trial in older patients with MDS as a second-line treatment
We have evaluated sapacitabine in an open-label, multi-center, randomized Phase 2 trial in patients aged 60 or older with intermediate-2 or high-risk myelodysplastic syndromes, or MDS, after treatment failure of front-line hypomethylating agents, such as azacitidine and/or decitabine. The study randomized 63 patients with MDS of intermediate-2 (n=52) or high-risk (n=11) classification by the International Prognostic Scoring System, or IPSS, at study entry to receive sapacitabine every 4 weeks in 3 dosing schedules.
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
Polo-Like-Kinase inhibitor — CYC140
In our polo-like kinase, or PLK, inhibitor program, we have discovered potent and selective small molecule inhibitors of PLK1, a kinase active during cell division, which target the mitotic phase of the cell cycle. Polo kinase was discovered by Professor David Glover, our former Chief Scientist. We have opened a Phase I FIH study for enrollment evaluating CYC140 in patients with advanced leukemias. We have retained worldwide rights to commercialize CYC140.
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
Potent anti-tumor activity of CYC140 has been demonstrated in preclinical xenograft models of acute leukemia and solid tumors, including esophageal cancer, with tumor growth delay, tumor regression and cures being observed. Identification of several pharmacodynamic markers and demonstration of activity in a majority of malignant cell lines derived from AML, acute lymphoblastic leukemia, or ALL, and esophageal cancer support prospective clinical development of CYC140, alone and in several potential combinations with targeted agents.

MD Anderson Cancer Center
In October 2018 we entered into a three-year strategic alliance agreement with The University of Texas MD Anderson Cancer Center that will enable clinical evaluation for safety and efficacy of three of our medicines in patients with hematological malignancies, including CLL, AML, MDS and other advanced leukemias.
MD Anderson will conduct four clinical studies with a total projected enrollment of up to 170 patients, which will investigate CYC065, CYC140 and sapacitabine either as single agents or in combination with approved drugs. The collaboration leverages MD Anderson’s expertise in clinical development of drugs for hematological malignancies and our novel drug portfolio that is based on our knowledge of cell cycle biology and mechanisms of cancer cell resistance to medicines.
Under the agreement, MD Anderson will assume the patient costs for all studies and we, as the sponsor, will provide investigational drugs and other limited support. Upon first commercial sale in specific indications studied in the alliance, we will make certain payments to MD Anderson.
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
Patents and Proprietary Technology
Patents and Proprietary Rights
We own 19 patents granted in the United States, 13 granted by the European Patent Office, or EPO, and 53 granted in other countries worldwide. In addition, we have a license to 37 patents granted in the US, by the EPO or worldwide.
We have 4 patent applications pending in the United States, 1 before the EPO, 10 pending patent applications in other countries and two pending PCT applications still in the international application phase. No assurances can be given that any patents will be issued with respect to the pending applications, nor that the claims will provide equivalent coverage in all jurisdictions. In addition to the pending patent applications referred to above that we own, there are 2 pending patent applications worldwide to which we have a license.
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
CYC065
Issued patents for the CYC065 compound cover the United States, EPO and ten other countries.
Sapacitabine
Issued patents for the sapacitabine compound expired in the United States in 2014 and elsewhere in 2012. Patents for the crystalline forms issued in the United States, EPO, Japan and thirteen other countries. These patents expire in 2022. It may be possible to extend the term of a patent in the United States, Europe or Japan for up to five years to the extent it covers the sapacitabine compound or its crystalline form upon regulatory approval of that compound in the United States, Europe or Japan. There is no assurance that we will be able to obtain any such extension.
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
A large number of drug candidates are in development for the treatment of leukemia and lymphomas, MDS, breast, lung, and nasopharyngeal cancer. Several pharmaceutical and biotechnology companies have nucleoside analogs or other products on the market or in clinical trials which may be competitive to sapacitabine in both hematology and oncology indications. These include AbbVie, AstraZeneca, Onconova, Boehringer Ingelheim, BMS/Innate, Celgene, CTI Biopharma, Daiichi Sankyo, Eisai, Jazz, GlaxoSmithKline, Johnson & Johnson, Lilly, MEI Pharma, Otsuka, Pfizer, Sanofi, Sunesis and Teva. Several pharmaceutical and biotechnology companies have CDK inhibitors in clinical trials including Bayer, Dainippon Sumitomo, G1 Therapeutics, Lilly, Merck, MetaMax, MEI Pharma, Nerviano Medical Sciences/Tiziana Life Sciences, Novartis, Otsuka/Astex, Pfizer, Piramal, Astra Zeneca and Tragara. Several companies are pursuing discovery and research activities in each of the other areas that are the subject of our research and drug development programs. We believe that Amgen, AstraZeneca, CASI Pharmaceuticals, Nerviano Medical Sciences, Nemucore, Otsuka/Taiho Oncology and Takeda are conducting clinical development of Aurora kinase inhibitors for hemato-oncology indications. We believe that Arbutus Biopharma, Boehringer Ingelheim, GlaxoSmithKline, Merck, Nerviano Medical Sciences/Trovagene and Takeda have commenced clinical trials with PLK1 inhibitor candidates for hemato-oncology indications.

Legal Proceedings
From time to time, we may be involved in routine litigation incidental to the conduct of our business. As of December 31, 2018 we were not party to any material legal proceedings.
Employees
As of March 28, 2019, we had 14 full-time employees. Our employees are not represented by any collective bargaining agreements and management considers relations with our employees to be good.
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
Risks Associated with Development and Commercialization of Our Drug Candidates
Our SEAMLESS Phase 3 study failed to meet its primary endpoint of demonstrating statistically significant improvement in overall survival for the experimental arm versus an active control. While we may discuss the data from the SEAMLESS Phase 3 study with regulatory authorities, we may be unable to identify a viable path forward for continued development for, or be able to obtain regulatory approval for, or commercialize, this product indication.
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
Clinical trial designs that were discussed with the FDA and the EMA and in some cases agreed to prior to their commencement may subsequently be considered insufficient for approval at the time of application for regulatory approval, and/or may no longer be binding on the FDA. Thus, our Special Protocol Assessment (“SPA”) regarding our SEAMLESS trial does not guarantee marketing approval of our sapacitabine oral capsules for the treatment of AML.
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
As the SEAMLESS trial did not achieve the primary basis for an efficacy claim, the SPA agreement with the FDA is no longer binding on the FDA.
Clinical trials are expensive, time consuming, subject to delay and may be required to continue beyond our available funding and we cannot be certain that we will be able to raise sufficient funds to complete the development and commercialize any of our product candidates currently in clinical development, should they succeed.
Clinical trials may also have uncertain outcomes. We estimate that clinical trials of our most advanced drug candidates may be required to continue beyond our available funding and may take several more years to complete. The designs used in some of our trials have not been used widely by other pharmaceutical companies. Failure can occur at any stage of the testing and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of our current or future drug candidates, including, but not limited to:
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
An important element of our strategy for developing, manufacturing and commercializing our drug candidates is entering into strategic alliances with pharmaceutical companies, research institutions or other industry participants to advance our programs and enable us to maintain our financial and operational capacity.
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
We expect to continue to be dependent upon collaborative arrangements or strategic alliances to complete the development and commercialization of some of our drug candidates, including but not limited to after the Phase 2 stage of clinical testing. These arrangements may place the development of our drug candidates outside our control, may require us to relinquish important rights, or may otherwise be on terms unfavorable to us.
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

If our drug candidates or distribution partners’ products fail to achieve market acceptance, we may not be able to generate significant revenue and our business would suffer, and our business may be affected by the efforts of government and third-party payors to contain or reduce the cost of healthcare through various means.
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
Our business may be affected by the efforts of government and third-party pairs to contain or reduce the cost of healthcare through various means
The failure to attract and retain skilled personnel and key relationships could impair our drug development and commercialization efforts.
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
We have funded all of our operations and capital expenditures with proceeds from the issuance of public equity securities, private placements of our securities, interest on investments, licensing revenue, government grants, research and development tax credits and product revenue. In order to conduct the lengthy and expensive research, preclinical testing and clinical trials necessary to complete the development and marketing of our drug candidates, we will require substantial additional funds. We may have insufficient public equity available for issue to raise the required additional substantial funds to implement our operating plan and we may not be able to obtain the appropriate stockholder approvals necessary to increase our available public equity for issuance within a time that we may require additional funding. Based on our current operating plan, we expect our existing resources to be sufficient to fund our planned operations through at least the second quarter of 2020, although our estimates may prove to be incorrect and we could spend our available financial resources faster than we currently expect. To meet our long-term financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. To the extent that we raise additional funds through collaborations and licensing arrangements, we may have to relinquish valuable rights to our drug discovery and other technologies, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. Additional funding may not be available to us on favorable terms, or at all, particularly in light of the current economic conditions. If we are unable to obtain additional funds, we may be forced to delay or terminate our current clinical trials and the development and marketing of our drug candidates including sapacitabine.
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
The United Kingdom’s proposed exit from the European Union could adversely impact our business, results of operations and financial condition
In 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” As a result of the referendum, the United Kingdom parliament voted in March 2017 to commence the United Kingdom’s official withdrawal process from the European

Union. Negotiations between the United Kingdom and the European Union remain ongoing and are complex, and there can be no assurance regarding the terms, timing or consummation of any resulting agreements. The United Kingdom is due to leave the European Union automatically at the earliest on April 12, 2019 or the latest on May 22, 2019 depending on the voting of the United Kingdom parliament, unless the negotiations are extended by unanimous consent of the European Council.
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
Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, upon completion of this offering and in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
We are at an early stage of development as a company and have a limited operating history on which to evaluate our business and prospects. While we earned modest product revenues from the ALIGN business prior to terminating such operations effective September 30, 2012, we have not generated any product revenues from our product candidates currently in development. We cannot guarantee that any of our product candidates currently in development will ever become marketable products. We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy for their intended uses before the FDA, EMA and other regulatory authorities in the United States, the European Union and elsewhere. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or EMA for approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. As our Phase 3 study for AML did not meet its primary endpoint of demonstrating statistically significant improvement in overall survival for the experimental arm versus an active control our clinical development programs are now all at an early stage of testing in Phase 1∕2. CYC065 is in a first-in-human Phase 1 study and a combination of sapacitabine and seliciclib, is currently in a Phase 1∕2 clinical trial. We cannot be certain that the clinical development of these or any other drug candidates in preclinical testing or clinical development will be successful, that we will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Our commercial revenues from our product candidates currently in development, if any, will be derived from sales of drugs that will not become marketable for several years, if at all.
We have a history of operating losses and we may never become profitable. Our stock is a highly speculative investment.
We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of December 31, 2017 and December 31, 2018, our accumulated deficit was $342.5 million and $349.8 million, respectively. Our net loss was $7.5 million and $7.3 million for the years ended December 31, 2017 and 2018, respectively. In addition to the SEAMLESS study, which we announced on February 23, 2017 failed to reach its primary endpoint, our drug candidates are in the early- to mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years as we continue our research and development of our drug candidates, seek regulatory approvals and commercialize any approved drugs. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.
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
On January 8, 2019, we received a letter from the Listing Qualifications Staff  (the “Staff” ) of The NASDAQ Stock Market LLC indicating that the Company had not regained compliance with the $1.00 minimum bid price requirement for continued listing on The NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5450(a)(1). Pursuant to the NASDAQ Listing Rule 5810(c)(3)(A), the Company was granted a 180-calendar day compliance period, or until July 7, 2019, to regain compliance with the minimum bid price requirement. During the compliance period, the Company’s shares of common stock will continue to be listed and traded on The NASDAQ Capital Market. To regain compliance, the closing bid price of the Company’s shares of common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180-day grace period. If the Company is not in compliance by July 7, 2019, we may be eligible for an additional 180-calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, except for the minimum bid price. In addition, we would be required to notify NASDAQ of our intent to cure the minimum bid price deficiency by effecting a reverse stock split, if necessary. If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by NASDAQ, NASDAQ will provide notice that our shares of common stock will be subject to delisting, and we would then be entitled to appeal NASDAQ’s determination to a NASDAQ Hearings Panel and request a hearing.
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
Sapacitabine is protected by granted, composition of matter patents claiming certain, stable crystalline forms of sapacitabine and their pharmaceutical compositions and therapeutic uses that expire in 2022 (and may be eligible for a Hatch-Waxman term restoration of up to five years, which could extend the expiration date to 2027); United States and European granted patents that expire in 2029, claiming the combination of sapacitabine with hypomethylating agents, including decitabine, which is being tested as the active arm in the SEAMLESS Phase 3 trial, and a United States granted patent claiming a specified method of administration of sapacitabine with patent exclusivity until July 2030. We have used a stable, crystalline form of sapacitabine in nearly all our Phase 1 and in all our Phase 2 and Phase 3 clinical studies. We have also chosen this crystalline form for commercialization. Additional patents and applications claim certain medical uses, combinations, formulations and dosing regimens of sapacitabine which have emerged in our clinical trials, as well as a process for the preparation of sapacitabine. Seliciclib is protected by granted patents claiming certain medical uses of seliciclib, including combination use with sapacitabine, which have emerged in our preclinical research and clinical trials. The latest to expire of the granted patents expires in 2033. Failure to obtain, maintain or extend the patents could adversely affect our business. We will only be able to protect our drug candidates and our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.
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
As a public company, we face and will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that we would not incur as a private company. Compliance with the Sarbanes Oxley Act of 2002, as well as other rules of the SEC, the Public Company Accounting Oversight Board and NASDAQ resulted in a significant initial cost to us as well as an ongoing compliance cost. As a public company, we are subject to Section 404 of the Sarbanes Oxley Act relating to internal control over financial reporting. We have completed a formal process to evaluate our internal controls for purposes of Section 404, and we concluded that as of December 31, 2018, our internal control over financial reporting was effective. As our business grows and changes, there can be no assurances that we can maintain the effectiveness of our internal controls over financial reporting. In addition, our independent certified public accounting firm has not provided an opinion on the effectiveness of our internal controls over financial reporting for the year ended December 31, 2018 because we are a smaller reporting company. In the event our independent auditor is required to provide an opinion on such controls in the future, there is a risk that the auditor would conclude that such controls are ineffective.
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
In March 2008 (as subsequently amended, and most recently renewed as of January 1, 2019), we entered into employment agreements with our President and Chief Executive Officer and our Executive Vice President, Finance, Chief Financial Officer and Chief Operating Officer, which contain severance arrangements in the event that such executive’s employment is terminated without “cause” or as a result of a “change of control” (as each such term is defined in each agreement). The financial obligations triggered by these provisions may prevent a business combination or acquisition that would be attractive to stockholders and could limit the price that investors would be willing to pay in the future for our stock.
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
In addition, in the event a third party seeks to acquire our company or acquire control of our company by way of a merger, but the terms of such offer do not provide for our preferred stock to remain outstanding or be converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to our preferred stock, the terms of the Certificate of Designations of our preferred stock provide for an adjustment to the conversion ratio of our preferred stock such that, depending on the terms of any such transaction, preferred stockholders may be entitled, by their terms, to receive up to $10.00 per share in common stock, causing our common stockholders not to receive as favorable a price as the price at which such shares may be trading at the time of any such transaction. As of December 31, 2018, there were 335,273 shares of our preferred stock issued and outstanding. If the transaction were one in which proceeds were received by the Company for distribution to stockholders, and the terms of the Certificate of Designations governing the preferred stock were strictly complied with, approximately $4.0 million would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time. Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.

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

•
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
We are exposed to risks related to the marketable securities we may purchase.
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
On October 4, 2018, the Company entered into a Common Stock Sales Agreement, or the Sales Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, as sales agent, pursuant to which Wainwright may sell shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $5,000,000, by any method that is deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Shares sold under the Sales Agreement will be offered and sold pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 and a prospectus supplement and accompanying base prospectus. The Company will pay Wainwright a commission of 3.0% of the gross sales price per share sold. During 2018, the Company sold 500,000 shares under the Sales Agreement for gross proceeds of approximately $0.7 million. During the first quarter of 2019, the Company sold a further 4.7 million shares under the Sales Agreement for gross proceeds of approximately $4.3 million. The Company has now reached the maximum aggregate offering price and there will be no further sale of shares under the Sales Agreement.
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
Item 3.   Legal Proceedings
From time to time, we may be involved in routine litigation incidental to the conduct of our business. As of December 31, 2018, we were not a party to any material legal proceedings.
Item 4.   Mine Safety Disclosures
Not applicable.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock is traded on The NASDAQ Capital Market, or NASDAQ, under the symbol “CYCC”. Our preferred stock currently trades on NASDAQ under the symbol “CYCCP”.
Holders of Common Stock
On March 26, 2019, we had approximately 30 registered holders of record of our 17,199,974 shares of common stock outstanding. On March 26 2019, the closing sale price of our common stock as reported by NASDAQ was $0.92 per share.
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
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements
This report contains certain statements that may be deemed ‘forward-looking statements’ within the meaning of United States securities laws. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Certain factors that could cause results to differ materially from those projected or implied in the forward looking statements are set forth in this Annual Report on Form 10-K for the year ended December 31, 2018 under the caption “Item 1A — Risk factors”.
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
CYC065 has been evaluated in a first-in-human, Phase 1 trial in patients with advanced solid tumors and a recommended Phase 2 dose established. The study demonstrated that CYC065 durably suppresses Mcl-1, a member of the Bcl-2 family of survival proteins. CYC065 is under investigation in combination with other anticancer drugs, including Bcl-2 inhibitors such as venetoclax. Preclinical data suggests that CYC065 may benefit adults and children with hematological malignancies, including acute myeloid leukemias (AML), acute lymphocytic leukemias (ALL), and in particular leukemias with rearrangement of the Mixed Lineage Leukemia gene (MLL-r), chronic lymphocytic leukemias (CLL), B-cell lymphomas, multiple myelomas, and patients with certain solid tumors, including breast and uterine cancers, and neuroblastomas.
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
We are evaluating sapacitabine in a Phase 1/2 combination study with seliciclib in patients with BRCA mutations. A Phase 1b/2 investigator-sponsored clinical trial is underway to evaluate the safety and effectiveness of sapacitabine in combination with olaparib in patients with BRCA mutant breast cancer. The trial is being conducted at the Dana-Farber Cancer Institute with collaborators Cyclacel and AstraZeneca providing sapacitabine investigational drug and the approved PARP-inhibitor olaparib, respectively.

CYC140
CYC140 is a novel, small molecule, selective polo-like-kinase 1 (PLK1) inhibitor which is open for enrollment in a FIH study in patients with advanced leukemias and MDS. CYC140 is differentiated from previous clinical PLK1 inhibitors, demonstrating potent and selective target inhibition and high activity in xenograft models of human cancers when dosed orally at non-toxic doses and is the subject of a translational biology program focused on acute leukemias and esophageal cancer.
MD Anderson Clinical Collaboration
On October 1, 2018, the Company entered into a three-year Clinical Collaboration Agreement, or CCA with The University of Texas MD Anderson Cancer Center, or MD Anderson. The main objective of the CCA is to clinically evaluate the safety and efficacy of three Cyclacel medicines in patients with hematological malignancies, including chronic lymphocytic leukemias, acute myeloid leukemias, myelodysplastic syndromes and other advanced leukemias. Under the terms of the CCA, MD Anderson will conduct four clinical studies with a total projected enrollment of up to 170 patients. Under the risk-sharing agreement MD Anderson will assume the patient costs for all studies and Cyclacel, who is the sponsor, will provide investigational drugs and other limited support. Upon first commercial sale in specific indications studied in the alliance, Cyclacel will make certain payments to MD Anderson.
Cyclacel currently retains virtually all marketing rights worldwide to the compounds associated with the Company’s drug programs.
Corporate Developments
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
Dividend on Preferred Stock
On December 11, 2018, the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s Preferred Stock. The cash dividend was paid on February 1, 2019 to the holders of record of the Preferred Stock as of the close of business on January 14, 2019.
Results of Operations
Years Ended December 31, 2017 and 2018
Results of Continuing Operations
Revenues
On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under this new guidance, we recognize revenue when we transfer control of promised goods or services to customers, in amounts that reflects the consideration to which we expect to be entitled. We adopted ASC 606 on a modified retrospective basis, meaning that we did not restate the results of the 2017 comparative period. However, the adoption of ASC 606 did not have a material effect on our reported revenues, net loss, assets, or shareholders’ equity.

The following table summarizes the components of our revenues for the years ended December 31, 2017 and 2018 (in thousands except percentages):
	Year ended December 31,		Difference
	2017	2018	$	%
Grant revenue	$—	$—	$—	—
Collaboration and research and development revenue	—	150	150	100
Total Revenue	$—	$150	$150	100

Collaboration and research and development revenue represents a milestone payment in respect to a collaboration, licensing and supply agreement with ManRos Therapeutics SA or ManRos, entered into in June 2015. We had no revenue in 2017 relating to this agreement.
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

The following table provides information with respect to our research and development expenditures for the years ended December 31, 2017 and 2018 (in thousands except percentages):
	Year ended December 31,		Difference
	2017	2018	$	%
Transcriptional Regulation (CYC065)	$1,057	$2,522	$1,465	139
DNA Damage Response (sapacitabine and seliciblib)	364	43	(321)	(88)
Sapacitabine (SEAMLESS and manufacturing)	2,504	814	(1,690)	(67)
Other research and development programs and expenses	312	948	636	204
Total research and development	$4,237	$4,327	$90	2

Research and development expenses represented 45% of our operating expenses for each of the years ended December 31, 2017 and 2018.
Research and development expenses remained relatively flat at $4.2 million and $4.3 million for the years ended December 31, 2017 and 2018 respectively. Research and development expenses relating to transcriptional regulation increased by $1.5 million from $1.1 million for the year ended December 31, 2017 to $2.5 million for the year ended December 31, 2018, as the clinical evaluation of CYC065 progresses. Research and development expenses relating to sapacitabine decreased by $1.7 million from $2.5 million for the year ended December 31, 2017 to $0.8 million for the year ended December 31, 2018, primarily as a result of a reduction in expenditures associated with the SEAMLESS Phase 3 trial and related costs.

The future
We anticipate that overall research and development expenses for the year ended December 31, 2019 will increase compared to the year ended December 31, 2018, as we progress the clinical development of CYC065. The timing and extent of any future SEAMLESS expenditure, including the possibility of registration submissions to regulatory authorities in Europe and the U.S., are dependent upon the outcome of discussions with regulatory authorities.
General and administrative
General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the total general and administrative expenses for the years ended December 31, 2017 and 2018 (in thousands except percentages):
	Year ended December 31,		Difference
	2017	2018	$	%
General and administrative	$5,254	$5,371	$117	2
Total General and administrative	$5,254	$5,371	$117	2

Total general and administrative expenses represented 55% of our operating expenses for each of the years ended December 31, 2017 and 2018.
Our general and administrative expenditures increased by 2% from $5.3 million for the year ended December 31, 2017 compared to $5.4 million for the year ended December 31, 2018.
The future
We expect general and administrative expenditures for the year ended December 31, 2019 to decrease as compared to our expenditures for the year ended December 31, 2018 due to reduced recruitment and professional consultancy costs
Other income (expense), net
The following table summarizes the other income (expense) for years ended December 31, 2017 and 2018 (in thousands except percentages):
	Year ended December 31,		Difference
	2017	2018	$	%
Foreign exchange losses	$(39)	$(90)	$(51)	(131)
Interest income	118	331	213	181
Other income, net	949	682	(267)	(28)
Total other income, net	$1,028	$923	$(105)	(10)

Total other income, net, decreased by approximately $0.1 million from approximately $1.0 million for the year ended December 31, 2017 to approximately $0.9 million for the year ended 31 December, 2018. The decrease in other income is primarily related to lower royalties receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by the Company in March 2006) sold certain assets and intellectual property to ThermoFisher Scientific Company, or TSC (formerly Life Technologies Corporation) through an APA and other related agreements. The assets and technology were not part of the Company’s product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, the company recognized $949,000 and $682,000 of other income arising from sales related to this transaction during the years ended 31 December 31, 2017 and 2018, respectively. We have no knowledge of TSC’s activities and cannot predict when we may receive income under the APA, if any. Partially offsetting the decline in other income from the TSC APA was an increase in interest income, resulting from higher yields on cash held on deposit in 2018.

Foreign exchange gains (losses)
Foreign exchange losses increased by $51,000 to a loss of approximately $90,000 for the year ended December 31, 2018 compared to a loss of approximately $39,000 for the year ended December 31, 2017. The announcement in June 2017 of the referendum of the United Kingdom’s Membership of the European Union, or Brexit, advising for the exit of the United Kingdom from the European Union caused significant volatility in currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business, primarily the Euro and British Pound. The significant currency exchange rate fluctuations of the U.S. dollar relative to other currencies may adversely affect our results of operations.
We have a number of intercompany loans in place between our parent company based in New Jersey and our subsidiary based in Scotland. The intercompany loans outstanding are not expected to be repaid in the foreseeable future and the nature of the funding advanced is of a long-term investment nature. Therefore, all unrealized foreign exchange gains or losses arising on the intercompany loans are recognized in other comprehensive income until repayment of the intercompany loan becomes foreseeable. Unfavorable unrealized foreign exchange movements related to intercompany loans resulted in a loss of $9.3 million for the year ended December 31, 2018 and a favorable unrealized foreign exchange movement resulted in a gain of $14.6 million for the year ended December 31, 2017.
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
The following table summarizes total income tax benefit for the years ended December 31, 2017 and 2018 (in thousands except percentages):
	Year ended December 31,		Difference
	2017	2018	$	%
Income tax benefit	$993	$1,337	$344	35
Total Income tax benefit	$993	$1,337	$344	35

The income tax benefit increased by approximately $0.3 million to $1.3 million for the year ended December 31, 2018 from $1.0 million for the year ended December 31, 2017. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.
The future
We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will continue to elect to receive payment of the tax credit. The amount of tax credits we will receive is entirely dependent on the amount of eligible expenses we incur. As we expect our eligible expenses to be higher in the fiscal year ended December 31, 2019, the level of tax credits recoverable is anticipated to be higher in 2019 compared to the fiscal year ended December 31, 2018. The US Tax Cuts and Jobs Act enacted in December 2017 has not had a material effect on the company’s results of operations or financial position.

 Liquidity and Capital Resources
The following is a summary of our key liquidity measures as of December 31, 2017 and 2018 (in thousands):
	Year ended December 31,
	2017	2018
Cash and cash equivalents	$23,910	$17,504
Working capital:
Current assets	25,974	19,787
Current liabilities	(4,113)	(4,450)
Total working capital	$21,861	$15,337

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments, licensing revenue, royalty income, and a limited amount of product revenue from operations discontinued in September 2012. We have incurred significant loses since our inception. As of December 31, 2018, we had an accumulated deficit of $349.8 million.
Cash Flows
Cash provided by (used in operating, investing and financing activities for the years ended December 31, 2017 and 2018 is summarized as follows (in thousands):
	Year Ended December 31,
	2017	2018
Net cash used in operating activities	$(7,480)	$(6,701)
Net cash used in investing activities	(13)	(39)
Net cash provided by financing activities	14,748	429
Operating activities
Net cash used in operating activities decreased by $0.8 million, from $7.5 million for the year ended December 31, 2017 to $6.7 million for the year ended December 31, 2018. The decrease in cash used by operating activities was primarily the result of a change in working capital of  $0.5 million and a reduction in net loss of  $0.2 million.
Investing activities
Net cash used in investing activities increased by approximately $26,000 for the year ended December 31, 2018 due to additional capital expenditure on IT equipment in 2018.
Financing activities
Net cash provided by financing activities was $0.4 million for the year ended December 31, 2018, primarily as a result of approximately $0.6 million in net proceeds from the issuance of common stock under the Sales Agreement with Wainright, offset by dividend payments of approximately $0.2 million to the holders of our 6% Preferred Stock.
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
We believe that existing funds together with cash generated from operations, including the R&D tax credit, and recent financing activities, are sufficient to satisfy our planned working capital, capital expenditures and other financial commitments through the second quarter of 2020. However, we do not currently have sufficient funds to complete development and commercialization of any of our drug candidates. Current business and capital market risks could have a detrimental effect on the availability of sources of funding and our ability to access them in the future, which may delay or impede our progress of advancing our drugs currently in the clinical pipeline to approval by the FDA or EMA for commercialization. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.
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
Contractual Obligations
The following table summarizes our long-term contractual obligations as of December 31, 2018 (in thousands):
	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating Lease Obligation(1)	$2,201	$325	$650	$645	$581

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
Stock-based Compensation
We grant stock options, restricted stock units and restricted stock to officers, employees, directors and consultants under the Company’s 2018 Equity Incentive Plan, or the 2018 Plan. The 2018 Plan replaced the 2015 Equity Incentive Plan, or the 2015 Plan. We measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation over the requisite service period. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. The determination of grant-date fair value for stock option awards is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of our employees, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in significant adjustments to the expense recognized for share-based payments.
We grant certain stock compensation awards that vest only upon achievement of certain performance conditions. If, in our judgment, achievement of those performance conditions is not probable, we do not recognize any compensation cost for those awards. As of December 31, 2018, we have outstanding approximately 518,000 stock option awards that contain one or more performance conditions. Approximately 76,000 of these awards have vested during the year, and we have recognized approximately $103,000 of compensation cost related to these specific awards during the year ended December 31, 2018. Had we determined that the performance conditions for all of the stock compensation awards were probable of being met, we would have recognized significantly more compensation cost in our December 31, 2018 consolidated statement of operations (loss).

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
In February 2016, the FASB issued guidance on accounting for leases in ASU No, 2016-02. The guidance requires that lessees recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term at the commencement date. The guidance is effective for fiscal years beginning after December 15, 2018. The Company plans to initially apply the new leases standard at the adoption date by recognizing any necessary cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. That is, the Company will not recast prior period financial statements for the effects of this new standard. The Company is still finalizing its evaluation of the new standard, but expects that it will initially recognize an operating lease liability, and a corresponding right-of-use asset, of approximately $1.6 million on transition to the new guidance.
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information response to this item.

Item 8.
Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Cyclacel Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cyclacel Pharmaceuticals, Inc. and its subsidiaries (the Company) as of December 31, 2017 and 2018, the related consolidated statements of operations (loss), comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
New York, New York
March 28, 2019

CYCLACEL PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	December 31,
	2017	2018
ASSETS
Current assets:
Cash and cash equivalents	$23,910	$17,504
Prepaid expenses and other current assets	2,064	2,283
Total current assets	25,974	19,787
Property and equipment, net	29	36
Total assets	$26,003	$19,823
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,558	$2,719
Accrued and other current liabilities	2,555	1,732
Total current liabilities	4,113	4,451
Other liabilities	124	100
Total liabilities	4,237	4,551
Commitments and contingencies (Notes 3 and 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2017 and December 31, 2018
6% Convertible Exchangeable preferred stock; 335,273 shares issued and outstanding at December 31, 2017 and December 31, 2018. Aggregate preference in liquidation of $4,006,512 at December 31, 2017 and December 31, 2018	—	—
Series A convertible preferred stock; 264 shares issued and outstanding at December 31, 2017 and December 31, 2018	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2017 and December 31, 2018; 11,997,447 and 12,497,447 shares issued and outstanding at December 31, 2017 and December 31, 2018, respectively	12	12
Additional paid-in capital	365,057	365,817
Accumulated other comprehensive loss	(794)	(760)
Accumulated deficit	(342,509)	(349,797)
Total stockholders’ equity	21,766	15,272
Total liabilities and stockholders’ equity	$26,003	$19,823

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (LOSS)
(In thousands, except share and per share amounts)
	Year Ended December 31,
	2017	2018
Revenues:
Collaboration and research and development revenue	$—	$150
Operating expenses:
Research and development	4,237	4,327
General and administrative	5,254	5,371
Total operating expenses	9,491	9,698
Operating loss	(9,491)	(9,548)
Other income (expense):
Foreign exchange losses	(39)	(90)
Interest income	118	331
Other income, net	949	682
Total other income (expense), net	1,028	923
Loss from continuing operations before taxes	(8,463)	(8,625)
Income tax benefit	993	1,337
Net loss	(7,470)	(7,288)
Dividend on convertible exchangeable preferred shares	(201)	(201)
Beneficial conversion feature of Series A convertible stock	(3,638)	—
Conversion of Series A convertible preferred stock	(3,537)	—
Net loss applicable to common shareholders	$(14,846)	$(7,489)
Basic and diluted earnings per common share:
Net loss per share – basic and diluted	$(1.95)	$(0.62)
Weighted average common shares outstanding	7,631,152	12,094,131

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
	Year Ended December 31,
	2017	2018
Net loss	$(7,470)	$(7,288)
Translation adjustment	(14,687)	9,370
Unrealized foreign exchange gain (loss) on intercompany loans	14,636	(9,336)
Comprehensive loss	$(7,521)	$(7,254)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
	P Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2016	335,273	$—	4,256,829	$4	$350,051	$(743)	$(335,039)	$14,273
Issue of common stock, preferred stock and associated warrants on underwritten offering, net of expenses	8,872	—	3,154,000	3	13,681	—	—	13,684
Series A Preferred stock conversions	(8,608)	—	4,304,000	4	(4)	—	—	—
Warrant exercise	—	—	99,500	—	199	—	—	199
Issue of common stock on At Market Issuance sales agreement	—	—	183,118	—	1,066	—	—	1,066
Stock-based compensation	—	—	—	—	266	—	—	266
Preferred stock dividends	—	—	—	—	(201)	—	—	(201)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	14,636	—	14,636
Translation adjustment	—	—	—	—	—	(14,687)	—	(14,687)
Loss for the period	—	—	—	—	—	—	(7,470)	(7,470)
Balances at December 31, 2017	335,537	$—	11,997,447	$12	$365,057	$(794)	$(342,509)	$21,766
Issue of common stock on
At Market Issuance sales agreement	—	—	500,000	—	630	—	—	630
Stock-based compensation	—	—	—	—	331	—	—	331
Preferred stock dividends	—	—	—	—	(201)	—	—	(201)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(9,336)	—	(9,336)
Translation adjustment	—	—	—	—	—	9,370	—	9,370
Loss for the period	—	—	—	—	—	—	(7,288)	(7,288)
Balances at December 31, 2018	335,537	$—	12,497,447	$12	$365,817	$(760)	$(349,797)	$15,272

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2017	2018
Cash flows from operating activities:
Net loss	$(7,470)	$(7,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	32	29
Stock-based compensation expense	266	331
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,232	(327)
Accounts payable and other current liabilities	(1,540)	554
Net cash used in operating activities	(7,480)	(6,701)
Cash flows from investing activities:
Purchases of property and equipment	(13)	(39)
Net cash used in investing activities	(13)	(39)
Cash flows from financing activities:
Proceeds from issuance of equity securities, net of issuance costs	14,749	630
Proceeds from the exercise of stock options and warrants, net of issuance costs	200	—
Payment of preferred stock dividend	(201)	(201)
Net cash provided by financing activities	14,748	429
Effect of exchange rate changes on cash and cash equivalents	135	(95)
Net increase/(decrease) in cash and cash equivalents	7,390	(6,406)
Cash and cash equivalents at beginning of period	16,520	23,910
Cash and cash equivalents at end of period	$23,910	$17,504
Supplemental cash flow information:
Cash received during the period for:
Interest	118	331
Taxes	1,815	1,158
Non cash financing activities:
Accrual of preferred stock dividends	50	50
The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.
Organization of the Company and Basis of Presentation

Cyclacel Pharmaceuticals Inc., (“Cyclacel” or “the Company”) is a clinical-stage biopharmaceutical company using its expertise in cell cycle, transcriptional regulation and DNA damage response biology in cancer cells to develop innovative medicines. The transcriptional regulation program is evaluating CYC065, a CDK inhibitor, in patients with advanced solid cancers and in combination with venetoclax in patients with advanced hematological malignancies, including CLL and AML. The DNA damage response program is evaluating a sequential regimen of sapacitabine and seliciclib, a CDK inhibitor, in BRCA positive patients with advanced solid cancers and a concomitant regimen of sapacitabine and olaparib, a PARP inhibitor, in BRCA positive patients with breast cancer. CYC140, a PLK inhibitor, is in a Phase 1 first-in-human study in patients with advanced leukemias. Cyclacel’s strategy is to build a diversified biopharmaceutical business focused in hematology and oncology based on a pipeline of novel drug candidates.
As of December 31, 2018, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.
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
Through December 31, 2018, the Company has funded all of its operations and capital expenditures with proceeds from the issuance of public equity securities, private placements of securities, government grants, research and development tax credits, interest on investments, royalty income, product revenue and licensing revenue. The Company has incurred recurring losses since its inception, including net losses of  $7.5 million and $7.3 million for the years ended December 31, 2017 and 2018, respectively. As of December 31, 2018, the Company had an accumulated deficit of $349.8 million. The Company expects to continue to generate operating losses for the foreseeable future due to, among other things, costs related to the clinical development of its drug candidates, its preclinical programs and its administrative organization.
Going Concern
Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued. The Company expects that its cash of  $17.5 million as of December 31, 2018 will be sufficient to fund its operating expenses and capital expenditure requirements through the second quarter of 2020.
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
The Company’s cash and cash equivalents balance at December 31, 2018 was $17.5 million and it maintains its cash accounts in several entities both within the United States and the United Kingdom. The total cash balances for amounts held in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per account. The Company has cash balances exceeding the balance insured by the FDIC that totaled approximately $16.8 million at December 31, 2018. The total cash balances for amounts held in the United Kingdom are insured by the UK Government Financial Services Compensation Scheme (“FSCS”) up to £75,000 per account. The Company has cash balances exceeding the balance insured by the FSCS that totaled approximately $0.2 million at December 31, 2018.
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
Revenue Recognition
On January 1, 2018, the Company adopted new guidance on revenue recognition, which has been codified within Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (“ASC 606”). The comparative financial information for the year ended December 31, 2017 has not been restated and is prepared in accordance with the accounting policies that are described below in the section entitled “Revenue Recognition Prior to the Adoption of ASC 606”.
With effect from January 1, 2018, the Company recognizes revenue using the five step model provided in ASC 606, which involves:
(1)
identifying the contract with a customer;

(2)
identifying the performance obligations in the contract;

(3)
determining the transaction price;

(4)
allocating the transaction price to the performance obligations in the contract; and

(5)
recognizing revenue when, or as, the Company satisfies a performance obligation.

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

•
Whether the Company can reasonably predict that a milestone will be achieved based on previous experience; and

•
The complexity and inherent uncertainty underlying the achievement of a milestone.

The transaction price is allocated to each performance obligation based on the relative standalone selling price of each performance obligation. The best estimate of the standalone selling price is determined after considering all reasonably available information, including market data and conditions, entity-specific factors such as the cost structure of the deliverable and internal profit and pricing objectives.

The revenue allocated to each performance obligation is recognized as or when the Company satisfies the performance obligation, which could be at a point in time, or over time, depending on the nature of the performance obligation.
During 2018, the Company recognized $150,000 from a milestone payment in respect to a collaboration, licensing and supply agreement with ManRos Therapeutics SA or ManRos, entered into in June 2015. The Company had no revenue in 2017 relating to this agreement. The 2018 revenue recognized related to a license, and related know-how, that was transferred to ManRos in 2015. As discussed in the following section, prior to the adoption of ASC 606, the Company recognized revenues from milestone payments in the period where the milestone was achieved. As the events triggering the $150,000 milestone payment did not occur until 2018, no revenue had been recognized for this contingent payment prior to the adoption of ASC 606. Similarly, under ASC 606, the Company will typically wait to include any potential milestone payments in the transaction price until satisfaction of the milestone becomes probable, consistent with the notion of the constraint discussed previously.
Revenue Recognition Prior to the Adoption of ASC 606
Prior to the adoption of ASC 606, the Company recognized revenue in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”). Under ASC 605, consideration received is allocated to each of the separable elements in an arrangement using the relative selling price method. An element is separable if it has value to the customer on a stand-alone basis. The selling price used for each separable element will be based on vendor-specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available. The best estimate of the selling price is determined after considering all reasonably available information, including market data and conditions, entity-specific factors such as the cost structure of the deliverable and internal profit and pricing objectives. Revenue is recognized for each separate element when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.
In regards to the ManRos agreement, upfront and non-contingent milestone payments have been allocated to the separate deliverables within the arrangement and recognized over the period in which the deliverables were transferred to ManRos, which occurred in 2015. The consideration allocated to the main deliverable — the transfer of the Company’s know-how — was determined based on its estimated standalone selling price, using a market approach that identified similar license deals for a Phase 1/2 asset. The Company reviewed various licensing transactions in the public domain in the CF area and similar stage of asset development.
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

•
The amount of the milestone payment relative to the other deliverables and payment terms, and

•
Whether the milestone payment is related to future performance or deliverables

In the year ended December 31, 2017, the Company recognized no revenue from milestone payments. However, the Company records as deferred revenue any amounts received prior to satisfying the revenue recognition criteria. Deferred revenue not expected to be recognized within the next twelve months is reported as non-current deferred revenue. The Company recognized $0 and $0.2 million deferred revenue as of December 31, 2017 and 2018 respectively. The deferred revenue reported as of December 31, 2017 relates to a prepayment received from ManRos Therapeutics SA for a development milestone that is not expected to be achieved until mid-2018 (see Note 3 for additional details).

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
Stock-based Compensation
The Company measures all stock options and other stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards over the requisite service period, which for the Company is the period between the grant date and the date the award vests or becomes exercisable. Most of the awards granted by the Company (and still outstanding) vest ratably over three or four years. However, certain awards granted to members of the Company’s Board of Directors vest in their entirety on the one-year anniversary following the date of grant. Generally, the Company issues stock options and restricted stock awards to employees with only service-based vesting conditions and records the expense for these awards using the straight-line method. However, in certain years, the Company granted restricted stock units to employees that were dependent upon the fulfillment of certain clinical and financial conditions. In such instances where the performance condition must be met for the award to vest, the company only recognizes compensation expense when the award is probable of vesting (See Note 11 — Stock-Based Compensation).
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
In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2017 and 2018.
Comprehensive Income (Loss)
All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect as applicable, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the years ended December 31, 2017 and 2018.

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
In February 2016, the FASB issued guidance on accounting for leases in ASU No, 2016-02. The guidance requires that lessees recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term at the commencement date. The guidance is effective for fiscal years beginning after December 15, 2018. The Company plans to initially apply the new leases standard at the adoption date by recognizing any necessary cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. That is, the Company will not recast prior period financial statements for the effects of this new standard. The Company is still finalizing its evaluation of the new standard, but expects that it will initially recognize an operating lease liability, and a corresponding right-of-use asset, of approximately $1.6 million on transition to the new guidance.
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
The most significant licensing agreement is with Daiichi Sankyo. Pursuant to the Daiichi Sankyo license under which the Company licenses certain patent rights for sapacitabine the Company is under an obligation to use reasonable endeavors to develop a product and obtain regulatory approval to sell a product and has agreed to pay Daiichi Sankyo an up-front fee, reimbursement for Daiichi Sankyo’s enumerated expenses, milestone payments and royalties on a country-by-country basis. The up-front fee, Phase 3 entry milestone, and certain past reimbursements have been paid. A further $10.0 million in aggregate milestone payments could be payable subject to achievement of all the specific contractual milestones which are primarily related to regulatory approval in various territories, and the Company’s decision to continue with these projects. Royalties are payable in each country for the term of patent protection in the country or for ten years following the first commercial sale of licensed products in the country, whichever is later. Royalties are payable on net sales. Net sales are defined as the gross amount invoiced by the Company or its affiliates or licensees, less discounts, credits, taxes, shipping and bad debt losses. The agreement extends from its commencement date to the date on which no further amounts are owed under it. If the Company wishes to appoint a third party to develop or commercialize a sapacitabine-based product in Japan, within certain limitations, Daiichi Sankyo must be notified and given a right of first refusal, with the right of first refusal ending sixty days after notification, to develop and/or commercialize in Japan. In general, the license may be terminated by the Company for technical, scientific, efficacy, safety, or commercial reasons on six months’ notice, or twelve months’ notice, if after a launch of a sapacitabine-based product, or by either party for material default. There were no milestones earned in 2017 or 2018.
On October 1, 2018, the Company entered into a three-year Clinical Collaboration Agreement, or CCA with The University of Texas MD Anderson Cancer Center, or MD Anderson. The main objective of the CCA is to clinically evaluate the safety and efficacy of three Cyclacel medicines in patients with hematological malignancies, including chronic lymphocytic leukemias, acute myeloid leukemias, myelodysplastic syndromes and other advanced leukemias. Under the terms of the CCA, MD Anderson will conduct four clinical studies with a total projected enrollment of up to 170 patients. Under the risk-sharing agreement MD Anderson will assume the patient costs for all studies and Cyclacel, who is the sponsor, will provide investigational drugs and other limited support. Upon first commercial sale in specific indications studied in the alliance, Cyclacel will make certain payments to MD Anderson.
Collaboration, Supply and Licensing Agreements
In June 2015, the Company entered into a collaboration, licensing and supply agreement with ManRos Therapeutics SA (“ManRos”), for the exclusive development and commercialization of the Company’s oral seliciclib capsules by ManRos as a treatment for cystic fibrosis (“CF”). Among other terms of the agreement, ManRos licensed rights to the Company’s proprietary clinical data to enable clinical development of seliciclib for CF indications. The agreement provides for supply of seliciclib investigational product for initial and later stage clinical trials of seliciclib in CF and technical assistance related to the Company’s know-how to facilitate these trials. The Company received an up-front payment in July 2015 and reached a development milestone in September 2015. Another milestone was achieved in the first quarter of 2018. The Company will receive further milestone payments, as well as tiered royalties if seliciclib is commercialized for the treatment of CF.
4.
Cash and Cash Equivalents

The following is a summary of cash and cash equivalents at December 31, 2017 and 2018 (in thousands):
	December 31,
	2017	2018
Cash	$1,103	$816
Investments with original maturity of less than three months at the time of purchase	22,807	16,688
Total cash and cash equivalents	$23,910	$17,504

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

5.
Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):
	Fair Value Measurements as of December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$22,807	$—	$—	$22,807
Total Assets	$22,807	$—	$—	$22,807

	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$16,688	$—	$—	$16,688
Total Assets	$16,688	$—	$—	$16,688

6.
Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets at December 31, 2017 and 2018 (in thousands):
	December 31,
	2017	2018
Research and development tax credit receivable	$1,054	$1,148
Prepayments	363	543
VAT receivable	409	356
Deposits	132	66
Other current assets	106	170
Prepaid expenses and other current assets	$2,064	$2,283

7.
Property and Equipment

Property and equipment consisted of the following at December 31, 2017 and 2018 (in thousands):
	Lives in years	December 31,
		2017	2018
Leasehold improvements	5 to 15	$835	$807
Research and laboratory equipment	3 to 5	4,854	4,209
Office equipment and furniture	3 to 5	1,236	1,140
		6,925	6,156
Less: accumulated depreciation and amortization		(6,896)	(6,120)
		$29	$36

Depreciation and amortization expense for property and equipment was $32,000 and $29,000 for the years ended December 31, 2017 and 2018, respectively. The Company sold fully depreciated assets for proceeds of  $0 and $16,000 during the years ended December 31, 2017 and 2018 respectively.

8.
Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at December 31, 2017 and 2018 (in thousands):
	December 31,
	2017	2018
Accrued research and development	$1,645	$1,110
Accrued legal and professional fees	248	259
Other current liabilities	662	363
	$2,555	$1,732

Other current liabilities in 2017 include $150,000 deferred income in respect of payment received in advance of achieving a milestone under the ManRos agreement (see Note  3 — Significant Contracts).
9.
Commitments and Contingencies

General
Please refer to Note 3 — Significant Contracts for further discussion of certain of the Company’s commitments and contingencies.
Leases
In October 2000, the Company entered into a twenty-five year lease for its research and development facility in Dundee, Scotland. Rent expense, which includes lease payments related to the Company’s research and development facilities and corporate headquarters and other rent related expenses was $0.5 and $0.4 million for each of the years ended December 31, 2017 and 2018, respectively.
The following is a summary of the Company’s future contractual obligations and commitments relating to its facilities leases as at December 31, 2018 (in thousands):
Operating Lease Obligation
2019	$321
2020	321
2021	321
2022	321
2023	321
thereafter	581
Total future minimum lease obligations	$2,186

10.
Stockholders’ Equity

The Company has completed the following equity issuances during the periods presented in the consolidated financial statements.
October 2018 At Market Issuance
On October 4, 2018, the Company entered into a Common Stock Sales Agreement, or the Sales Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, as sales agent, pursuant to which Wainwright may sell shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $5,000,000, by any method that is deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Shares sold under the Sales Agreement will be offered and sold pursuant to the Company’s previously filed and effective Registration

Statement on Form S-3 and a prospectus supplement and accompanying base prospectus. The Company will pay Wainwright a commission of 3.0% of the gross sales price per share sold. During 2018, the Company sold 500,000 shares under the Sales Agreement for gross proceeds of approximately $0.7 million.
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
Warrants
As of December 31, 2018, there were 7,490,500 warrants outstanding, each with an exercise price of $2.00. All such warrants were issued in connection with the July 2017 Underwritten Public Offering and are immediately exercisable. The Warrants expire in 2024. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of its warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our Common Stock then outstanding after giving effect to such exercise.
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
Warrants exercised during the years ended December 31, 2017 and 2018 were 99,500 and 0, respectively.

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
During the year ended December 31, 2017, 8,608 shares of the Series A Preferred Stock were converted into 4,304,000 shares of common stock. As of December 31, 2018, 264 shares of the Series A Preferred Stock remain issued and outstanding. The 264 shares of Series A Preferred Stock issued and outstanding at December 31, 2018, are convertible into 132,000 shares of common stock.
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
6% Convertible Exchangeable Preferred Stock
As of December 31, 2018, there were 335,273 shares of the Company’s 6% Convertible Exchangeable (“Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board of Directors and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends.
The Company’s Board of Directors considers numerous factors in determining whether to declare the quarterly dividend pursuant to the Certificate of Designations governing the terms of the Company’s Preferred Stock, including the requisite financial analysis and determination of a surplus. Accrued and unpaid dividends in arrears on preferred stock were $0.7 million, or $1.95 per share, of preferred stock, as of December 31, 2017 and 2018.
The Preferred Stock is convertible at the option of the holder at any time into the Company’s shares of common stock at a conversion rate of approximately 0.00507 shares of common stock for each share of Preferred Stock based on a price of  $1,974. The Company has reserved 1,698 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at December 31, 2017. The shares of previously-converted Preferred Stock have been retired, cancelled and restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors as shares of Preferred Stock of one or more series.
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
The Preferred Stock is exchangeable, in whole but not in part, at the option of the Company on any dividend payment date beginning on November 1, 2005 (the “Exchange Date”) for the Company’s 6% Convertible Subordinated Debentures (“Debentures”) at the rate of     $10.00 principal amount of Debentures for each share of Preferred Stock. The Debentures, if issued, will mature 25 years after the Exchange Date and have terms substantially similar to those of the Preferred Stock. No such exchanges have taken place as of December 31, 2018.
For the year ended December 31, 2018, the company declared dividends of $0.15 per share quarterly on its Preferred Stock. These dividends were paid on May 1, August 1 and November 1, 2018, and February 1, 2019, respectively.
Common Stock
Exercise of Stock Options
No stock options were exercised during the years ended December 31, 2017 and 2018.
11.
Stock-Based Compensation

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the years ended 2017 and 2018 as shown in the following table (in thousands):
	Year Ended December 31, 2017	Year Ended December 31, 2018
Research and development	$72	$88
General and administrative	194	243
Stock-based compensation costs before income taxes	$266	$331

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

As of December 31, 2018, the Company has reserved 1,662,739 shares of the Company’s common stock under the 2018 Plan, including shares that were available under the 2015 Plan and carried forward to the 2018 Plan. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.
There were 170,853 options granted during the year ended December 31, 2017. Exactly 158,853 of these options are performance based, which will vest upon the fulfillment of certain clinical conditions. The Company determined that the satisfaction of one criterion, the commencement of the HEM study by December 31, 2018 occurred as of December 31, 2018, but that the other vesting criteria related to these awards were not probable as of December 31, 2018. As such, the Company recognized compensation cost for these grants under the expectation that 25% of these awards (the portion associated with the HEM study) will vest.
There were 306,304 options granted during the year ended December 31, 2018. Exactly 174,272 of these options are performance based, which will vest upon the fulfillment of certain clinical conditions. The Company determined that the satisfaction of one criterion, the commencement of the HEM study by December 31, 2018, occurred as of December 31, 2018, but that the other vesting criteria related to these awards were not probable as of December 31, 2018. As such, the Company recognized compensation cost for these grants under the expectation that 25% of these awards (the portion associated with the HEM study) will vest.
The weighted average grant-date fair values of options granted during the years ended December 31, 2017 and 2018 were $1.59 and $1.25, respectively.
As of December 31, 2018, the total remaining unrecognized compensation cost related to the non-vested, non-performance related stock options with service conditions amounted to approximately $0.1 million, which will be amortized over the weighted-average remaining requisite service period of 2.05 years.
During the years ended December 31, 2017 and 2018, the Company did not settle any equity instruments with cash.
There were no stock option exercises during the years ended 2017 and 2018. No income tax benefits were recorded for the years ended December 31, 2017 and 2018 because the Company has accumulated net operating losses for tax purposes and is not likely to benefit from any deductions associated with exercises of granted option awards.
Outstanding Options
A summary of the share option activity and related information is as follows:
	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000s)
Options outstanding at December 31, 2016	389,379	$25.80	5.83	$121
Granted	170,853	$1.93
Exercised	—
Cancelled/forfeited	(24,615)	$179.92
Options outstanding at December 31, 2017	535,617	$11.10	8.23	$—
Granted	306,304	$1.51
Exercised	—
Cancelled/forfeited	(10,310)	$82.38
Options outstanding at December 31, 2018	831,611	$6.68	8.13	$—
Unvested at December 31, 2018	573,830	$2.57	8.59	$—
Vested and exercisable at December 31, 2018	257,781	$15.84	7.10	$—

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718 using the following assumptions:
	Year ended December 31, 2017	Year ended December 31, 2018
Expected term (years)	6	6
Risk free interest rate	1.890% – 2.265%	2.730% – 2.855%
Volatility	108%	105% – 107%
Expected dividend yield over expected term	0.00%	0.00%
Resulting weighted average grant date fair value	$1.59	$1.25
12.
Employee Benefit Plans

Pension Plan
The Company operates a defined contribution group personal pension plan for all of its UK based employees. Company contributions to the plan totaled approximately $54,000 and $55,000 for the years ended December 31, 2017 and 2018, respectively.
401(k) Plan
The 401(k) Plan provides for matching contributions by the Company in an amount equal to the lesser of 100% of the employee’s deferral or 6% of the U.S. employee’s qualifying compensation. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to the employees until withdrawn. Company matching contributions are tax deductible by the Company when made. Company employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit of  $18,500 if under 50 years old and $24,500 if over 50 years old and to have those funds contributed to the 401(k) Plan. The Company made contributions of approximately $28,000 and $36,000 to the 401(k) Plan for the years ended December 31, 2017 and 2018, respectively.
13.
Taxes

(Loss) income from continuing operations before taxes is comprised of the following components for the years ended December 31, 2017 and 2018 (in thousands):
	Year Ended December 31,
	2017	2018
Domestic	$(127)	$20
Foreign	(8,336)	(8,645)
Loss from continuing operations before taxes	$(8,463)	$(8,625)

The benefit (provision) for income taxes from continuing operations consists of the following (in thousands):
	Year Ended December 31,
	2017	2018
Current – domestic	$—	$(5)
Current – foreign	993	1,342
Current – total	993	1,337
Deferred – domestic	—	—
Income tax benefit	$993	$1,337

The Company has incurred a taxable loss in each of the operating periods since incorporation. The income tax credits of $1.0 million and $1.3 million for the years ended December 31, 2017 and 2018, respectively, represent UK research and development (“R&D”) tax credits for expenditures in the United Kingdom that are refundable.

A reconciliation of the (benefit) provision for income taxes from continuing operations with the amount computed by applying the statutory federal tax rate to loss from continuing operations before income taxes is as follows (in thousands):
	Year Ended December 31,
	2017	2018
Loss from continuing operations before taxes	$(8,463)	$(8,625)
Income tax expense computed at statutory federal tax rate	(2,877)	(1,811)
Disallowed expenses and non-taxable income	3	310
Loss surrendered to generate R&D credit	856	1,519
Additional research and development tax relief	(1,262)	(1,342)
Change in valuation allowance	(4,487)	(7,440)
Foreign items, including change in tax rates, and other	1,901	(1,700)
Change in US Tax Rate	4,112	—
Section 382 Limitation	—	9,985
Other foreign items	761	(858)
	$(993)	$(1,337)

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
The Tax Act will affect 2018 and forward, including but not limited to a reduction in the federal corporate rate from 35.0% to 21.0%, elimination of the corporate alternative minimum tax, a new limitation on the deductibility of certain executive compensation, limitations on net operating losses generated after December 31, 2017 and various other items. These changes did not have a material impact on our financial statements due to the accumulated net operating losses in the U.S.
The Tax Act provides for a one-time “deemed repatriation” of accumulated unrepatriated foreign earnings determined as of November 2, 2017 or December 31, 2017, whichever is greater. We were not subject to this provision due to the accumulated deficit in our foreign earnings for tax purposes. The Tax Act also created a new requirement that certain income earned by controlled foreign corporations must be included currently in the gross income of the U.S. shareholder under the Global Intangible Low-Taxed Income (GILTI) provision. Our foreign earnings are not subject to GILTI due to our current deficit in the UK.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Act. SAB 118 provides for a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Act. Based on our analysis of the Tax Act, the Company made reasonable estimates of its 2017 impact. As a result of the federal corporate tax rate reduction from 35% to 21%, we re-measured certain deferred tax assets and liabilities, which resulted in a reduction in our DTA of approximately $4.4 million that was offset by a decrease in our valuation allowance. No adjustments were made as a result of the Tax Act for the year ended December 31, 2018.
The primary difference between the income tax benefit at the statutory rate and the Company’s effective income tax expense for the year ended December 31, 2018 was primarily attributable to the change in our valuation allowance and foreign operations.
Significant components of the Company’s deferred tax assets are shown below (in thousands):
	Year Ended December 31,
	2017	2018
Net operating loss and tax credit carryforwards	$38,948	$33,835
Depreciation, amortization and impairment of property and equipment	111	109
Stock options	1,807	1,482
Research and development credits	4,021	—
Other	—	—
Deferred tax assets	44,887	35,426
Valuation allowance for deferred tax assets	(44,887)	(35,426)
Net deferred tax assets	$—	$—

A valuation allowance has been established, as realization of such assets is uncertain. The Company’s management evaluated the positive and negative evidence bearing upon the realizability of its deferred assets, and has determined that, at present, the Company may not be able to recognize the benefits of the deferred tax assets under the more likely than not criteria. Accordingly, a valuation allowance of approximately $35.4 million has been established at December 31, 2018. The valuation allowance has decreased by approximately $9.4 million in 2018.
As specified in the Tax Reform Act of 1986, due to ownership changes, the Company’s ability to utilize its net operating loss (“NOL”) carryforwards may be limited. Utilization of the NOLs may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company completed a Section 382 study and has concluded that an ownership changed occured on March 4, 2015 and July 21, 2017. As a result of the ownership changes, the NOLs are limited.
As of December 31, 2017 and 2018, the Company had federal NOLs of  $28.4 million and $0.0 million, respectively. The Company has state NOLs of  $18.7 million which will begin to expire in 2028. As of December 31, 2017 and 2018, the Company had foreign NOLs of $186.2 million and $191.2 million, respectively. The Company’s foreign NOL’s do not expire under UK tax law however the use of these NOLs is restricted to an annual £5 million allowance in each standalone company or group and above this allowance, there will be a 50% restriction in the profits that can be covered by losses brought forward.
Management has evaluated all significant tax positions at December 31, 2017 and 2018 and concluded that there are no material uncertain tax positions. The Company would recognize both interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception.
Tax years 2015, 2016 and 2017 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United Kingdom and the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the United Kingdom’s H.M. Revenue & Customs, the Internal Revenue Service (“IRS”) or state tax authorities. The Company is currently not under examination by the IRS or any other jurisdictions for any tax years.

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
14.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:
	Years ended December 31,
	2017	2018
Numerator:
Net loss	$(7,470)	$(7,288)
Dividend on convertible exchangeable preferred shares	$(201)	$(201)
Beneficial conversion feature of Series A convertible stock	$(3,638)	$—
Conversion of Series A convertible preferred stock	$(3,537)	$—
Net loss attributable to common shareholders	$(14,846)	$(7,489)
Denominator:
Weighted-average number of common shares used in loss per share – basic and diluted	7,631,152	12,094,131
Loss per share – basic and diluted	$(1.95)	$(0.62)

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
	Year ended December 31,
	2017	2018
Stock options	535,616	831,611
Convertible preferred stock	1,698	1,698
Series A preferred stock	132,000	132,000
Common stock warrants	7,490,500	7,490,500
Total shares excluded from calculation	8,159,814	8,455,809

15.
Geographic Information

Geographic information for the years ended December 31, 2017 and 2018 is as follows (in thousands):
	Year Ended December 31,
	2017	2018
Revenue
United Kingdom	$—	$150
Total Revenue	$—	$150
Net loss
United States	$(127)	$15
United Kingdom	(7,343)	(7,303)
Total Net Loss	$(7,470)	$(7,288)

	December 31,
	2017	2018
Total Assets
United States	$23,522	$17,384
United Kingdom	2,481	2,439
Total Assets	$26,003	$19,823
Long Lived Assets, net
United States	$0	$3
United Kingdom	29	33
Total Long Lived Assets, net	$29	$36

16.
Subsequent Events

During the first quarter of 2019, the Company sold a further 4.7 million shares under the Sales Agreement with Wainwright for gross proceeds of approximately $4.3 million. The Company has now reached the maximum aggregate offering price and there will be no further sale of shares under the Sales Agreement.
On March 7, 2019, the Board of Directors declared a quarterly cash dividend in the amount of  $0.15 per share on the Company’s Preferred Stock. The cash dividend is due to be paid on May 1, 2019 to the holders of record of the Preferred Stock as of the close of business on April 15, 2019.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.   Controls and Procedures
(a) Disclosure Controls:
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2018.
Pursuant to this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the end of the period covered by this report, our disclosure controls and procedures were effective.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.
Based on this assessment, management determined that, as of December 31, 2018, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
(c) Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.   Other information
Not applicable.

PART III
Item 10.
Directors, Executive Officers and Corporate Governance

The information required by item 10 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2018 fiscal year pursuant to Regulation 14A for its 2018 Annual Meeting of Stockholders.
Item 11.
Executive Compensation

The information required by item 11 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2018 fiscal year pursuant to Regulation 14A for its 2018 Annual Meeting of Stockholders.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by item 12 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2018 fiscal year pursuant to Regulation 14A for its 2018 Annual Meeting of Stockholders.
Item 13.
Certain Relationships and Related Transactions, and Director Independence

The information required by item 13 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2018 fiscal year pursuant to Regulation 14A for its 2018 Annual Meeting of Stockholders.
Item 14.
Principal Accountant Fees and Services

The information required by item 14 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2018 fiscal year pursuant to Regulation 14A for its 2019 Annual Meeting of Stockholders.
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

(3)
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

(b) Exhibits:
Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Cyclacel Pharmaceuticals, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on April 1, 2013, and incorporated herein by reference).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cyclacel Pharmaceuticals, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 27, 2016, and incorporated herein by reference).

Exhibit Number	Description
3.3	Amended and Restated Bylaws of Cyclacel Pharmaceuticals, Inc. (Previously filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, File No. 000-50626, originally filed with the SEC on March 31, 2011 and incorporated herein by reference).
3.4	Certificate of Designation of 6% Convertible Exchangeable Preferred Stock (previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on November 5, 2004, and incorporated herein by reference).
3.5	Certificate of Designation of Series A Preferred Stock (previously filed as Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 (No. 333-218305), originally filed with the SEC on July 17, 2017, and incorporated herein by reference).
4.1	Specimen of Common Stock Certificate (previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, File No. 333-109653, originally filed with the SEC on February 17, 2004, as subsequently amended, and incorporated herein by reference).
4.2	Specimen of Preferred Stock Certificate of Designation (previously filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-1, File No. 333-119585, originally filed with the SEC on October 21, 2004, as subsequently amended, and incorporated herein by reference).
4.3	Form of Warrant to purchase shares of Cyclacel Pharmaceuticals, Inc. Common Stock (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on July 1, 2011, and incorporated herein by reference).
4.4	Registration Rights Agreement, dated as of December 14, 2012, by and between the Company and Aspire Capital Fund, LLC (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 17, 2012, and incorporated herein by reference).
4.5	Registration Rights Agreement, dated November 14, 2013, by and between the Company and Aspire Capital Fund, LLC (previously filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed with the SEC on November 14, 2013, and incorporated herein by reference).
4.6	Form of Warrant to purchase shares of Cyclacel Pharmaceuticals, Inc.’s Common Stock (previously filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (No. 333-218305), originally filed with the SEC on July 17, 2017, and incorporated herein by reference).
10.1†	Amended and Restated Equity Incentive Plan (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 24, 2012, and incorporated by reference).
10.2†	Equity Incentive Plan (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 22, 2015, and incorporated by reference).
10.3†	Equity Incentive Plan (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K originally filed with the SEC on June 1, 2018).
10.4†	Employment Agreement by and between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis, dated as of January 1, 2014 (previously filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 24, 2014, and incorporated by reference).
10.5†	Employment Agreement by and between Cyclacel Pharmaceuticals, Inc. and Paul McBarron, dated as of January 1, 2014 (previously filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 24, 2014, and incorporated by reference).

Exhibit Number	Description
10.6†	Form of Change in Control Agreement by and between Cyclacel Pharmaceuticals, Inc. and Dr. Judy Chiao, dated as of December 10, 2010 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 14, 2010, and incorporated herein by reference).
10.7#	License Agreement by and between Sankyo Co., Ltd. and Cyclacel Limited, dated September 10, 2003, and letter amendments dated April 1, 2004 and April 28, 2004 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2011, originally filed with the SEC on August 12, 2011, and incorporated herein by reference).
10.8#	Amendment No. 4 to License Agreement between Daiichi Sankyo Company, Limited and Cyclacel Limited, dated July 11, 2011 (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2011, originally filed with the SEC on August 12, 2011, and incorporated herein by reference).
10.9†	Employment Extension Agreement, by and between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis, dated as of December 22, 2016 (previously filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 1, 2017, and incorporated by reference).
10.10†	Employment Extension Agreement, by and between Cyclacel Pharmaceuticals, Inc. and Paul McBarron, dated as of December 22, 2016 (previously filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 1, 2017, and incorporated by reference).
10.11†	Employment Extension Agreement, by and between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis, dated as of June 27, 2017 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on June 27, 2017, and incorporated by reference)..
10.12†	Employment Extension Agreement, by and between Cyclacel Pharmaceuticals, Inc. and Paul McBarron, dated as of June 27, 2017 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on June 27, 2017, and incorporated by reference).
10.13†	Employment Agreement, by and between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis, dated as of December 6, 2017 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 12, 2017, and incorporated by reference).
10.14†	Employment Agreement, by and between Cyclacel Pharmaceuticals, Inc. and Paul McBarron, dated as of December 6, 2017 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 12, 2017, and incorporated by reference).
10.15#	Clinical Collaboration Agreement by and between Cyclacel Pharmaceuticals, Inc. and the University of Texas M.D. Anderson Cancer Center dated as of August 21, 2018 (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018).
21	Subsidiaries of Cyclacel Pharmaceuticals, Inc. (previously filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 26, 2014, and incorporated herein by reference).
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Spiro Rombotis, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Paul McBarron, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1**	Certification of Spiro Rombotis, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2**	Certification of Paul McBarron, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
101	The following materials from Cyclacel Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

Exhibits:
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
CYCLACEL PHARMACEUTICALS, INC.
Date: March 28, 2019	By: /s/ Paul McBarron Paul McBarron Chief Operating Officer, Chief Financial Officer & Executive Vice President, Finance (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Spiro Rombotis Spiro Rombotis	President & Chief Executive Officer (Principal Executive Officer) and Director	March 28, 2019
/s/ Paul McBarron Paul McBarron	Chief Operating Officer, Chief Financial Officer & Executive Vice President, Finance (Principal Financial and Accounting Officer) and Director	March 28, 2019
/s/ Dr. David U’Prichard Dr. David U’Prichard	Chairman	March 28, 2019
/s/ Dr. Christopher Henney Dr. Christopher Henney	Vice Chairman	March 28, 2019
/s/ Sir John Banham Sir John Banham	Director	March 28, 2019
/s/ Samuel L. Barker Samuel L. Barker	Director	March 28, 2019
/s/ Gregory Hradsky Gregory Hradsky	Director	March 28, 2019
/s/ Lloyd Sems Lloyd Sems	Director	March 28, 2019
/s/ Robert Spiegel Robert Spiegel	Director	March 28, 2019