Form 10-Q
period 2019-03-31
Cyclacel Pharmaceuticals, Inc.
filed 2019-05-14
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CYCC	The Nasdaq Stock Market LLC
Preferred Stock, $0.001 par value	CYCCP	The Nasdaq Stock Market LLC

As of May 10, 2019 there were 17,199,974 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

(Unaudited)

	December 31,	March 31,
	2018	2019
ASSETS
Current assets:
Cash and cash equivalents	$17,504	$17,934
Prepaid expenses and other current assets	2,283	2,190
Total current assets	19,787	20,124

Property and equipment, net	36	33
Right-of-use lease asset	-	1,353
Total assets	$19,823	$21,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,719	$1,284
Accrued and other current liabilities	1,732	1,203
Total current liabilities	4,451	2,487
Lease liability	-	1,468
Other liabilities	100	-
Total liabilities	4,551	3,955

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2018 and March 31, 2019; 6% Convertible Exchangeable preferred stock; 335,273 shares issued and outstanding at December 31, 2018 and March 31, 2019. Aggregate preference in liquidation of $4,006,512 as of December 31, 2018 and March 31, 2019.	-	-
Series A convertible preferred stock, $0.001 par value; 264 shares issued and outstanding at December 31, 2018 and March 31, 2019.	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2018 and March 31, 2019; 12,497,447 and 17,199,974 shares issued and outstanding at December 31, 2018 and March 31, 2019.	12	17
Additional paid-in capital	365,817	369,958
Accumulated other comprehensive loss	(760)	(781)
Accumulated deficit	(349,797)	(351,639)
Total stockholders’ equity	15,272	17,555
Total liabilities and stockholders’ equity	$19,823	$21,510

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2019
Revenues:

Total revenues	$—	$—
Operating expenses:
Research and development	798	1,012
General and administrative	1,364	1,192
Total operating expenses	2,162	2,204
Operating loss	(2,162)	(2,204)
Other income (expense):
Foreign exchange (losses)	(4)	15
Interest income	69	79
Other income, net	566	-
Total other income, net	631	94
Loss before taxes	(1,531)	(2,110)
Income tax benefit	182	268
Net loss	(1,349)	(1,842)
Dividend on 6% Convertible Exchangeable preferred stock	(50)	(50)
Net loss applicable to common stockholders	$(1,399)	$(1,892)

Basic and diluted earnings per common share:

Net loss per share – basic and diluted	$(0.12)	$(0.14)
Weighted average common shares outstanding	11,997,447	13,638,271

The accompanying notes are an integral part of these consolidated financial statements.

4

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended March 31,
	2018	2019
Net loss	$(1,349)	$(1,842)
Translation adjustment	(6,328)	(3,897)
Unrealized foreign exchange gain on intercompany loans	6,276)	3,876
Comprehensive loss	$(1,401)	$(1,863)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2017	335,537	$-	11,997,447	$12	$365,057	$(794)	$(342,509)	21,766
Issue of common stock on At Market Issuance sales agreement	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	81	-	-	81
Preferred stock dividends	-	-	-	-	(50)	-	-	(50)
Unrealized foreign exchange on intercompany loans	-	-	-	-	-	6,276	-	6,276
Translation adjustment	-	-	-	-	-	(6,328)	-	(6,328)
Loss for the period	-	-	-	-	-	-	(1,349)	(1,349)
Balances at March 31, 2018	335,537	$-	11,997,447	$12	$365,088	$(846)	$(343,858)	$20,396

Balances at December 31, 2018	335,537	$-	12,497,447	$12	$365,817	$(760)	$(349,797)	15,272
Issue of common stock on At Market Issuance sales agreement	-	-	4,702,527	5	4,106	-	-	4,111
Stock-based compensation	-	-	-	-	85	-	-	85
Preferred stock dividends	-	-	-	-	(50)	-	-	(50)
Unrealized foreign exchange on intercompany loans	-	-	-	-	-	3,876	-	3,876
Translation adjustment	-	-	-	-	-	(3,897)	-	(3,897)
Loss for the period	-	-	-	-	-	-	(1,842)	(1,842)
Balances at March 31, 2019	335,537	$-	17,199,974	$17	$369,958	$(781)	$(351,639)	$17,555

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Three Months Ended March 31,
	2018	2019
Operating activities:
Net loss	$(1,349)	$(1,842)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	7	6
Stock-based compensation	81	85
Gain on disposal of property and equipment	—	(29)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(876)	(1,215)
Accounts payable and other current liabilities	(2)	(689)
Net cash used in operating activities	(2,139)	(3,684)

Investing activities:
Purchase of property, plant and equipment	(22)	(2)
Proceeds from sale of property and equipment	—	29
Net cash used in investing activities	(22)	27

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	4,106
Payment of preferred stock dividend	(50)	(50)
Net cash provided by / (used in) financing activities	(50)	4,056
Effect of exchange rate changes on cash and cash equivalents	26	31
Net decrease in cash and cash equivalents	(2,185)	430
Cash and cash equivalents, beginning of period	23,910	17,504
Cash and cash equivalents, end of period	$21,725	$17,934

Supplemental cash flow information:
Cash received during the period for:
Interest	$69	$79
Taxes	—	—

Non cash financing activities:
Accrual of preferred stock dividends	50	50

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Company Overview

Nature of Operations

Cyclacel Pharmaceuticals, Inc. (“Cyclacel” or “the Company”), is a clinical-stage biopharmaceutical company using its expertise in cell cycle, transcriptional regulation and DNA damage response biology to develop innovative, targeted medicines for cancer and other serious diseases. Cyclacel is a pioneer company in the field of cell cycle biology with a vision to improve patient healthcare by translating insights in cancer biology into medicines.

As of March 31, 2019, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of March 31, 2019, the consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the three months ended March 31, 2019 and 2018, and all related disclosures contained in the accompanying notes are unaudited. The consolidated balance sheet as of December 31, 2018 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”). The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of March 31, 2019, and the results of operations, comprehensive loss and cash flows for the three months ended March 31, 2019, have been made. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2018 that are included in the Company’s Annual Report on Form 10-K filed with the SEC.

Going Concern

Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued. The Company expects that its cash of $17.9 million as of March 31, 2019 will be sufficient to fund its operating expenses and capital expenditure requirements through the end of 2020.

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

The future viability of the Company beyond the end of 2020 is dependent on its ability to raise additional capital to finance its operations. The Company does not currently have sufficient funds to complete development and commercialization of any of its drug candidates. Additional funding may not be available to the Company on favorable terms, or at all. If the Company is not able to secure additional funding when needed, it may have to delay, reduce the scope of or eliminate one or more of its clinical trials or research and development programs or make changes to its operating plan. In addition, it may have to partner one or more of its product candidate programs at an earlier stage of development, which would lower the economic value of those programs to the Company. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

Accounting standards adopted in the period

On January 1, 2019, the Company adopted the guidance on accounting for leases (“ASC 842”) in Accounting Standards Update No, 2016-02, Leases as amended by subsequent updates issued in 2018 and 2019. The guidance requires that lessees recognize both a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term at the commencement date.

The Company has elected the package of practical expedients permitted in ASC 842. Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC 842, (b) whether classification of the operating leases would be different in accordance with ASC 842, or (c) whether any unamortized initial direct costs would have met the definition of initial direct costs in ASC 842 at lease commencement. In addition, the Company has elected an accounting policy to not allocate payments made under the lease agreement between lease and non-lease components.

The Company transitioned to the new guidance at the adoption date by recognizing a lease liability of $1.5 million for the present value of the remaining minimum rental payments, as defined under prior accounting rules, and a corresponding right-of-use asset. In addition, the Company reclassified an existing deferred rent obligation of $120,000 created under prior accounting rules against the opening right-of-use asset. Because the Company adopted the new leasing guidance on a cumulative catch-up basis effective January 1, 2019, the Company has not recast prior period financial statements for the effects of this new standard. Accordingly, the Company’s financial condition as of December 31, 2018 and March 31, 2019 may not be comparable.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract." ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the non-cancellable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. The effective date of this pronouncement is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The standard can be adopted either using the prospective or retrospective transition approach. The Company is currently evaluating the impact of this pronouncement on the Company's consolidated financial statements and disclosures.

Fair Value of Financial Instruments

Financial instruments consist of cash equivalents, accounts payable and accrued liabilities. The carrying amounts of cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to the nature of the accounts, notably their short maturities.

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the three months ended March 31, 2018 and 2019.

Revenue recognition

With effect from January 1, 2018, the Company recognizes revenue using the five step-model provided in ASC 606, Revenue from Contracts with Customers (“ASC 606”):

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

With effect from January 1, 2018, grant revenue, if new grants are obtained, will be presented as a reduction against the related research and development expenses.

Leases

Effective from January 1, 2019, the Company accounts for lease contracts in accordance with ASC 842. As of March 31, 2019, all of the Company’s leases are classified as operating.

The Company recognizes an asset for the right to use an underlying leased asset for the lease term and records lease liabilities based on the present value of the Company’s obligation to make lease payments under the lease. As the Company’s leases do not indicate an implicit rate, the Company uses a best estimate of its incremental borrowing rate to discount the future lease payments. The Company estimates its incremental borrowing rate based on observable information about risk-free interest rates for that are the same tenure as the lease term, adjusted for various factors including the effects of assumed collateral, the nature of how the risk-free loan is repaid (e.g., amortizing versus bullet), and the Company’s credit risk.

The Company evaluates options included in its lease agreements to extend or terminate the lease. The Company will reflect the effects of exercising those options in the lease term when it is reasonably certain that the Company will exercise that option. In assessing whether it is reasonably certain that the Company will exercise an option, the Company considers factors such as:

•	The lease payments due in any optional period
•	Penalties for failure to exercise (or not exercise) the option
•	Market factors, such as the availability of similar assets and current rental rates for such assets
•	The nature of the underlying leased asset and its importance to the Company’s operations
•	The remaining useful lives of any related leasehold improvements

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease payments, if any, are recognized in the period when the obligation to make those payments is incurred. Lease incentives received prior to lease commencement are recorded as a reduction in the right-of-use asset. Fixed lease incentives received after lease commencement reduce both the lease liability and the right-of-use asset.

The Company has elected an accounting policy to account for the lease and non-lease components as a single lease component.

3.	Revenue

Revenue recognized in the three months ended March 31, 2018 and 2019 was $nil.

The aggregate transaction price that is allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2019 was $nil.

4.	Net Loss per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the three months ended March 31, 2018 and 2019, as the result would be anti-dilutive:

	March 31, 2018	March 31, 2019
Stock options	708,400	2,249,142
Convertible preferred stock	1,698	1,698
Series A preferred stock	132,000	132,000
Common stock warrants	7,490,500	7,490,500
Total shares excluded from calculation	8,332,598	9,873,340

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in $000s):

	December 31,	March 31,
	2018	2019
Research and development tax credit receivable	$1,148	$1,441
Prepayments and VAT receivable	899	677
Other current assets	236	72
	$2,283	$2,190

6.	Accrued and Other Liabilities

Accrued and other current liabilities consisted of the following (in $000s):

	December 31,	March 31,
	2018	2019
Accrued research and development	$1,110	$804
Accrued legal and professional fees	259	228
Other current liabilities	363	171
	$1,732	$1,203

7.	Leases

The Company has a single lease related to its facility in Dundee, Scotland.

As of and for the three months ended March 31, 2019

The Company recognized operating lease expense of $79,663. Cash payments made during the three months ended March 31, 2019 totaled $164,185, and were presented as cash outflows from operating activities. The remaining lease term is approximately 6.5 years as of March 31, 2019. The discount rate used by the Company in determining the lease liability was 12%.

Remaining lease payments under the lease are:

2019	$246,348
2020	328,464
2021	328,464
2022	328,464
2023	328,464
Thereafter	574,813
$2,135,017

As of and for the twelve months ended December 31, 2018

Prior to January 1, 2019, the Company accounted for its Dundee facility lease under ASC 840, Leases. Rent expense, which includes lease payments related to the Company’s research and development facilities and corporate headquarters and other rent related expenses was $0.5 and $0.4 million for each of the years ended December 31, 2017 and 2018, respectively.

The following is a summary of the Company’s future contractual obligations and commitments relating to its facilities leases as at December 31, 2018 (in thousands):

Operating Lease Obligation
2019	$321
2020	321
2021	321
2022	321
2023	321
thereafter	581
Total future minimum lease obligations	$2,186

8.	Stock Based Compensation

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three months ended March 31, 2018 and 2019 as shown in the following table (in $000s):

	Three Months Ended March 31,
	2018	2019
General and administrative	$59	$54
Research and development	22	31
Stock-based compensation costs before income taxes	$81	$85

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

As of March 31, 2019, the Company has reserved 245,208 shares of the Company’s common stock under the 2018 Plan, including shares that were available under the 2015 Plan and carried forward to the 2018 Plan. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

There were 1,419,020 options granted during the three months ended March 31, 2019. These options had a grant date fair value ranging between $0.57-$0.61 per option.

There were 306,304 options granted during the year ended December 31, 2018. These options had grant date fair values ranging between $1.17-$1.29 per option. Of these options, approximately 174,272 are performance based and will vest upon the fulfillment of certain clinical objectives. The Company determined that the satisfaction of one criterion, the commencement of the HEM study by December 31, 2018, occurred as of December 31, 2018, but that the other vesting criteria related to these awards were not probable as of December 31, 2018. As such, the Company recognized compensation cost for these grants under the expectation that 25% of these awards (the portion associated with the HEM study) will vest.

There were no stock options exercised during each of the three months ended March 31, 2018 and 2019, respectively. The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income.

Outstanding Options

A summary of the share option activity and related information is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Options outstanding at December 31, 2018	831,611	$6.68	8.13	$—
Granted	1,419,020	$0.72
Cancelled/forfeited	(1,488)	$33.60
Options outstanding at March 31, 2019	2,249,143	$2.90	9.09	$312
Unvested at March 31, 2019	(1,914,016)	$1.28	9.36	$17
Vested and exercisable at March 31, 2019	335,127	$12.20	7.58	$295

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718 using the following assumptions:

	Year ended December 31, 2018	Quarter ended March 31, 2019
Expected term (years)	6	5-6
Risk free interest rate	2.730% – 2.855%	2.490% – 2.610%
Volatility	105% – 107%	103% – 110%
Expected dividend yield over expected term	0.00%	0.00%
Resulting weighted average grant date fair value	$1.25	$0.58

9.	Stockholders Equity

October 2018 At Market Issuance

On October 4, 2018, the Company entered into a Common Stock Sales Agreement, or the Sales Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, as sales agent, pursuant to which Wainwright may sell shares of common stock, par value $0.001 per share, having an aggregate offering price of up to $5,000,000, by any method that is deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended.  Shares sold under the Sales Agreement were offered and sold pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 and a prospectus supplement and accompanying base prospectus.  The Company paid Wainwright a commission of 3.0% of the gross sales price per share sold. During the fourth quarter of 2018, the Company sold 500,000 shares under the Sales Agreement for gross proceeds of approximately $0.7 million. The Sales Agreement was concluded during the first quarter of 2019, during which the Company sold a further 4,702,527 shares for gross proceeds of approximately $4.3 million. Aggregate net proceeds to the Company were approximately $4.7 million, after deducting commissions and other expenses.

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

Warrants

As of March 31, 2019, there were 7,490,500 warrants outstanding, each with an exercise price of $2.00. All such warrants were issued in connection with the July 2017 Underwritten Public Offering and are immediately exercisable. The warrants expire in 2024. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of its warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our Common Stock then outstanding after giving effect to such exercise.

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

There was no exercise of warrants during the three months ended March 31, 2019.

Series A Preferred Stock

8,872 shares of the Company’s Series A Preferred Stock were issued in the July 2017 Underwritten Public Offering. During the year ended December 31, 2017, 8,608 shares of the Series A Preferred Stock were converted into 4,304,000 shares of common stock. As of March 31, 2019, 264 shares of the Series A Preferred Stock remain issued and outstanding.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof, into a number of shares of common stock determined by dividing $1,000 by the initial conversion price of $2.00 per share, subject to a 4.99% blocker provision, or, upon election by a holder prior to the issuance of shares of Series A Preferred Stock, 9.99%, and is subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations. The 264 shares of Series A Preferred Stock issued and outstanding at March 31, 2019, are convertible into 132,000 shares of common stock.

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

6% Convertible Exchangeable Preferred Stock

As of March 31, 2019, there were 335,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (“6% Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the 6% Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the 6% Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board and must come from funds that are legally available for dividend payments. The 6% Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends.

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

10.	Subsequent Events

On March 7, 2019, the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s 6% Convertible Exchangeable Preferred Stock. The cash dividend was paid on May 1, 2019 to the holders of record of the 6% Convertible Exchangeable Preferred Stock as of the close of business on April 15, 2019.

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2018, as updated and supplemented by Part II, Item 1A, entitled “Risk Factors,” of our Quarterly Reports on Form 10-Q, and elsewhere in this report. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, “Cyclacel,” the “Company,” “we,” “us,” and “our” refer to Cyclacel Pharmaceuticals, Inc.

Overview

Through the first quarter of 2019, our primary focus has been on our transcriptional regulation program where we are evaluating CYC065, our cyclin dependent kinase, or CDK, inhibitor and our DNA damage response, or DDR, program where we are evaluating sapacitabine in combination with our CDK inhibitor seliciclib in Phase 1/2 studies in patients with solid tumors. Additionally in our SEAMLESS study of sapacitabine in Acute Myeloid Leukemia, or AML, stratified and exploratory subgroup analyses have been completed and have defined a patient population who may benefit from treatment with the experimental arm. We have begun discussing the SEAMLESS data with certain regulatory authorities.

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

  In general, cell cycle regulation is less well controlled in cancer cells than in normal cells, which explains in part why cancer cells divide uncontrollably. Different CDKs are responsible for control of different aspects of proliferation, and when dysregulated, can be drivers of particular cancer sub-sets. Modulating CDK activity with targeted therapies is an attractive strategy to reinforce cell cycle control and decrease the rate of abnormal proliferation of cancer cells. The FDA approval of CDK inhibitors, palbociclib, ribociclib and abemaciclib, for a type of breast cancer, has led to great interest in the development of this class of drugs as oncology therapeutics.

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

Results of Operations

Three Months Ended March 31, 2018 and 2019

Results of Continuing Operations

Revenues

Revenues for the three months ended March 31, 2018 and 2019 were $nil and $nil.

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

The following table provides information with respect to our research and development expenditures for the three months ended March 31, 2018 and 2019 (in $000s except percentages):

	Three Months Ended March 31,		Difference
	2018	2019	$	%
Transcriptional Regulation	$470	$620	$150	32
DNA Damage Response	37	31	(6)	(16)
Sapacitabine	141	102	(39)	(28)
Other research and development programs and expenses	150	259	109	73
Total research and development expenses	$798	$1,012	$214	27

Total research and development expenses represented 37% and 46% of our operating expenses for the three months ended March 31, 2018 and 2019, respectively.

Research and development expenditures increased by $0.2 million from $0.8 million for the three months ended March 31, 2018 to $1.0 million for the three months ended March 31, 2019. The increase was primarily as a result of expenditures relating to transcriptional regulation as the clinical evaluation of CYC065 progresses

The future

We anticipate that overall research and development expenditures for the year ended December 31, 2019 will increase compared to the year ended December 31, 2018, as we progress the clinical development of CYC065. The timing and extent of any future SEAMLESS expenditure, including the possibility of registration submissions to regulatory authorities in Europe and the U.S., are dependent upon the outcome of discussions with regulatory authorities.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three months ended March 31, 2018 and 2019 (in $000s except percentages):

	Three Months Ended March 31,		Difference
	2018	2019	$	%
Total general and administrative expenses	$1,364	$1,192	$(172)	(13)

Total general and administration expenses represented 63% and 54% of our operating expenses for the three months ended March 31, 2018 and 2019, respectively. General and administrative expenses expenditures decreased by $0.2 million from $1.4 million for the three months ended March 31, 2018 to $1.2 million for the three months ended March 31, 2019 due to reduced professional and consultancy costs.

The future

We expect general and administrative expenditures for the year ended December 31, 2019 to decrease as compared to our expenditures for the year ended December 31, 2018 due to reduced recruitment and professional consultancy costs.

Other income (expense), net

The following table summarizes other income (expense) for the three months ended March 31, 2018 and 2019 (in $000 except percentages):

	Three Months Ended March 31,		Difference
	2018	2019	$	%
Foreign exchange gains/(losses)	$(4)	$15	$19	475
Interest income	69	79	10	14
Other income, net	566	-	(566)	(100)
Total other income	$631	$94	$(537)	(85)

Total other income decreased by approximately $0.5 million, from $0.6 million for the three months ended March 31, 2018 to $0.1 million for the three months ended March 31, 2019. The decrease in other income is primarily related to lower royalties receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by the Company in March 2006) sold certain assets and intellectual property to ThermoFisher Scientific Company, or TSC (formerly Invitrogen Corporation) through an APA and other related agreements. The assets and technology were not part of the Company’s product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, the company recognized $566,000 and $0 of other income arising from sales related to this transaction during the three months ended March 31,2018 and 2019, respectively. We have no knowledge of TSC’s activities and cannot predict when we may receive income under the APA, if any.

Foreign exchange gains/(losses)

Foreign exchange gains increased by approximately $19,000, from a loss of $4,000 for the three months ended March 31, 2018, to a gain of $15,000 for the three months ended March 31, 2019.

The future

Other income (expense), net for the year ended December 31, 2019 will continue to be impacted by changes in foreign exchange rates and the receipt of income under the APA. As we are not in control of sales made by LTC we are unable to estimate the level and timing of income under the APA, if any.

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

The following table summarizes total income tax benefit for the three months ended March 31, 2018 and 2019 (in $000s except percentages):

	Three Months Ended March 31,		Difference
	2018	2019	$	%
Total income tax benefit	$182	$268	$86	47

The total income tax benefit, which comprised of research and development tax credits recoverable, increased by $0.1 million from an income tax benefit of $0.2 million for the three months ended March 31, 2018 to an income tax benefit of $0.3 million for the three months ended March 31, 2019. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year and the availability of trading losses.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so. The amount of tax credits we will receive is entirely dependent on the amount of eligible expenses we incur and having sufficient trading losses. We expect our qualifying research and development expenditure to increase for the year ended December 31, 2019 in comparison to the year ended December 31, 2018.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of March 31, 2018 and 2019 (in thousands):

	March 31,
	2018	2019
Cash and cash equivalents	$21,725	$17,934
Working capital:
Current assets	24,732	20,124
Current liabilities	(4,258)	(2,487)
Total working capital	$20,474	$17,637

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments, licensing revenue, and a limited amount of product revenue from operations discontinued in September 2012. We have incurred significant losses since our inception. As of March 31, 2019, we had an accumulated deficit of $ 351.6 million.

Cash Flows

Cash used in operating, investing and financing activities for the three months ended March 31, 2018 and 2019 is summarized as follows (in thousands):

	Three months ended March 31,
	2018	2019
Net cash used in operating activities	$(2,139)	$(3,684)
Net cash used in investing activities	(22)	27
Net cash provided by (used in) financing activities	(50)	4,056

Operating activities

Net cash used in operating activities increased by $1.6 million, from $2.1 million for the three months ended March 31, 2018 to $ 3.7 million for the three months ended March 31, 2019. The increase in cash used by operating activities was primarily the result of a change in working capital of $1.0 million and an increase in net loss of $0.5 million.

Financing activities

Net cash provided by financing activities increased by $4.1 million, for the three months ended March 31, 2019 as a direct result of receiving approximately $4.1 million in net proceeds from the issuance of common stock under the Sales Agreement with H C Wainright, offset by a $50,000 preferred dividend payment.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future and cannot guarantee that we will generate any significant product revenues until a product candidate has been approved by the FDA or EMA in other countries and successfully commercialized.

We believe that existing funds together with cash generated from operations, such as the R&D tax credit, and recent financing activities, are sufficient to satisfy our planned working capital, capital expenditures and other financial commitments through to the end of 2020. However, we do not currently have sufficient funds to complete development and commercialization of any of our drug candidates. Current business and capital market risks could have a detrimental effect on the availability of sources of funding and our ability to access them in the future, which may delay or impede our progress of advancing our drugs currently in the clinical pipeline to approval by the FDA or EMA for commercialization. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of March 31, 2019, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Beginning January 1, 2019, we implemented ASU 2016-02, Leases (Topic 842). There were no significant changes made in our internal controls over financial reporting as a result of the implementation.

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

PART II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018. For a further discussion of our Risk Factors, refer to Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Employment Agreement between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2019).
10.2	Employment Agreement between Cyclacel Pharmaceuticals, Inc. and Paul McBarron (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2019).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYCLACEL PHARMACEUTICALS, INC.

Date: May 14, 2019	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and
Executive Vice President, Finance

