Form 10-Q
period 2019-06-30
Cyclacel Pharmaceuticals, Inc.
filed 2019-08-13
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☐

As of August 9, 2019 there were 17,199,974 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

(Unaudited)

	December 31,	June 30,
	2018	2019
ASSETS
Current assets:
Cash and cash equivalents	$17,504	$15,159
Prepaid expenses and other current assets	2,283	2,991
Total current assets	19,787	18,150

Property and equipment, net Property and equipment, net	36	29
Property and equipment, net Right-of-use lease asset	-	1,285
Total assets	$19,823	$19,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,719	$1,106
Accrued and other current liabilities	1,732	1,394
Total current liabilities	4,451	2,500
Lease liability	-	1,233
Other liabilities	100	-
Total liabilities	4,551	3,733
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2018 and June 30, 2019; 6% Convertible Exchangeable preferred stock; 335,273 shares issued and outstanding at December 31, 2018 and June 30, 2019. Aggregate preference in liquidation of $4,006,512 as of December 31, 2018 and June 30, 2019.	-	-
Series A convertible preferred stock, $0.001 par value; 264 shares issued and outstanding at December 31, 2018 and June 30, 2019.	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2018 and June 30, 2019; 12,497,447 and 17,199,974 shares issued and outstanding at December 31, 2018 and June 30, 2019.	12	17
Additional paid-in capital	365,817	369,944
Accumulated other comprehensive loss	(760)	(808)
Accumulated deficit	(349,797)	(353,422)
Total stockholders’ equity	15,272	15,731
Total liabilities and stockholders’ equity	$19,823	$19,464

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Revenues:

Total revenues	-	-	-	-
Operating expenses:
Research and development	1,182	1,153	1,980	2,165
General and administrative	1,283	1,184	2,647	2,376
Total operating expenses	2,465	2,337	4,627	4,541
Operating loss	(2,465)	(2,337)	(4,627)	(4,541)
Other income (expense):
Foreign exchange gains (losses)	(39)	21	(43)	36
Interest income	84	56	153	135
Other income, net	66	170	632	170
Total other income (expense), net	111	247	742	341
Loss before taxes	(2,354)	(2,090)	(3,885)	(4,200)
Income tax benefit	502	307	684	575
Net loss	(1,852)	(1,783)	(3,201)	(3,625)
Dividend on convertible exchangeable preferred shares	(50)	(50)	(101)	(101)
Net loss applicable to common shareholders	$(1,902)	$(1,833)	$(3,302)	$(3,726)
Basic and diluted earnings per common share:
Net loss per share - basic and diluted	$(0.16)	$(0.11)	$(0.28)	$(0.24)
Weighted average common shares outstanding	11,997,447	17,199,974	11,997,447	15,428,962

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Net loss	$(1,852)	$(1,783)	$(3,201)	$(3,625)
Translation adjustment	9,624	4,453	3,296	556
Unrealized foreign exchange gain on intercompany loans	(9,577)	(4,480)	(3,301)	(603)
Comprehensive loss	$(1,805)	$(1,810)	$(3,206)	$(3,672)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2017	335,537	$-	11,997,447	$12	$365,057	$(794)	$(342,509)	21,766
Issue of common stock on At Market Issuance sales agreement	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	79	-	-	79
Preferred stock dividends	-	-	-	-	(50)	-	-	(50)
Unrealized foreign exchange on intercompany loans	-	-	-	-	-	6,276	-	6,276
Translation adjustment	-	-	-	-	-	(6,328)	-	(6,328)
Loss for the period	-	-	-	-	-	-	(1,348)	(1,348)
Balances at March 31, 2018	335,537	$-	11,997,447	$12	$365,086	$(846)	$(343,857)	20,395
Issue of common stock on At Market Issuance sales agreement	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	87	-	-	87
Preferred stock dividends	-	-	-	-	(50)	-	-	(50)
Unrealized foreign exchange on intercompany loans	-	-	-	-	-	(9,578)	-	(9,578)
Translation adjustment	-	-	-	-	-	9,623	-	9,623
Loss for the period	-	-	-	-	-	-	(1,853)	(1,853)
Balances at June 30, 2018	335,537	$-	11,997,447	$12	$365,123	$(801)	$(345,710)	$18,624

Balances at December 31, 2018	335,537	$-	12,497,447	$12	$365,817	$(760)	$(349,797)	15,272
Issue of common stock on At Market Issuance sales agreement	-	-	4,702,527	5	4,106	-	-	4,111
Stock-based compensation	-	-	-	-	85	-	-	85
Preferred stock dividends	-	-	-	-	(50)	-	-	(50)
Unrealized foreign exchange on intercompany loans	-	-	-	-	-	$3,876	-	3,876
Translation adjustment	-	-	-	-	-	$(3,897)	-	(3,897)
Loss for the period	-	-	-	-	-	-	(1,842)	(1,842)
Balances at March 31, 2019	335,537	$-	17,199,974	$17	$369,958	$(781)	$(351,639)	17,555
Issue of common stock on At Market Issuance sales agreement	-	-	-	-	(56)	-	-	(56)
Stock-based compensation	-	-	-	-	92	-	-	92
Preferred stock dividends	-	-	-	-	(50)	-	-	(50)
Unrealized foreign exchange on intercompany loans	-	-	-	-	-	(4,480)	-	(4,480)
Translation adjustment	-	-	-	-	-	4,453	-	4,453
Loss for the period	-	-	-	-	-	-	(1,783)	(1,783)
Balances at June 30, 2019	335,537	$-	17,199,974	$17	$369,944	$(808)	$(353,422)	$15,731

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Six Months Ended June 30,
	2018	2019
Operating activities:
Net loss	$(3,201)	$(3,625)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	15	10
Gain on disposal of property and equipment	-	(29)
Stock-based compensation	167	178
Changes in lease liability	-	(52)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(860)	(749)
Accounts payable and other current liabilities	(63)	(2,052)
Net cash used in operating activities	(3,942)	(6,319)

Investing activities:
Purchase of property, plant and equipment	(31)	(3)
Proceeds from sale of property and equipment	-	29
Net cash provided by (used in) investing activities	(31)	26

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	-	4,056
Payment of preferred stock dividend	(101)	(101)
Net cash provided by (used in) financing activities	(101)	3,955

Effect of exchange rate changes on cash and cash equivalents	(12)	(7)
Net (decrease) in cash and cash equivalents	(4,086)	(2,345)
Cash and cash equivalents, beginning of period	23,910	17,504
Cash and cash equivalents, end of period	$19,824	$15,159

Supplemental cash flow information:
Cash received during the period for:
Interest	153	135
Taxes	-	-

Non cash financing activities:
Accrual of preferred stock dividends	50	50

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Company Overview

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

As of June 30, 2019, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of June 30, 2019, the consolidated statements of operations, comprehensive loss, and stockholders’ equity for the three and six months ended June 30, 2019 and 2018 and the consolidated statements of cash flows for the six months ended June 30, 2019 and 2018, and all related disclosures contained in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2018 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”). The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of June 30, 2019, and the results of operations and, comprehensive loss for the three and six months ended June 30, 2019, and cash flows for the six months ended June 30, 2019 have been made. The interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2018 that are included in the Company’s Annual Report on Form 10-K filed with the SEC.

Going Concern

Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued. The Company expects that its cash of $15.2 million as of June 30, 2019 will be sufficient to fund its operating expenses and capital expenditure requirements through the end of 2020.

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

Accounting standards adopted in the period

On January 1, 2019, the Company adopted the guidance on accounting for leases (“ASC 842”) in Accounting Standards Update No, 2016-02, Leases, as amended by subsequent updates issued in 2018 and 2019. The guidance requires that lessees recognize both a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term at the commencement date.

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

The Company transitioned to the new guidance at the adoption date by recognizing a lease liability of $1.5 million for the present value of the remaining minimum rental payments, as defined under prior accounting rules, and a corresponding right-of-use asset. In addition, the Company reclassified an existing deferred rent obligation of $120,000 created under prior accounting rules against the opening right-of-use asset. Because the Company adopted the new leasing guidance on a cumulative catch-up basis effective January 1, 2019, the Company has not recast prior period financial statements for the effects of this new standard. Accordingly, the Company’s financial condition as of December 31, 2018 and June 30, 2019 may not be comparable.

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

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the three months and six months ended June 30, 2018 and 2019.

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

Leases

Effective from January 1, 2019, the Company accounts for lease contracts in accordance with ASC 842. As of June 30, 2019, all of the Company’s leases are classified as operating leases.

The Company recognizes an asset for the right to use an underlying leased asset for the lease term and records lease liabilities based on the present value of the Company’s obligation to make lease payments under the lease. As the Company’s leases do not indicate an implicit rate, the Company uses a best estimate of its incremental borrowing rate to discount the future lease payments. The Company estimates its incremental borrowing rate based on observable information about risk-free interest rates that are the same tenure as the lease term, adjusted for various factors, including the effects of assumed collateral, the nature of how the risk-free loan is repaid (e.g., amortizing versus bullet), and the Company’s credit risk.

The Company evaluates options included in its lease agreements to extend or terminate the lease. The Company will reflect the effects of exercising those options in the lease term when it is reasonably certain that the Company will exercise that option. In assessing whether it is reasonably certain that the Company will exercise an option, the Company considers factors such as:

•	The lease payments due in any optional period;
•	Penalties for failure to exercise (or not exercise) the option;
•	Market factors, such as the availability of similar assets and current rental rates for such assets;
•	The nature of the underlying leased asset and its importance to the Company’s operations; and
•	The remaining useful lives of any related leasehold improvements.

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

Revenue recognized in the three and six months ended June 30, 2018 and 2019 was $nil.

The aggregate transaction price that is allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2019 was $nil.

4.	Net Loss per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the three and six months ended June 30, 2018 and 2019, as the result would be anti-dilutive:

	June 30, 2018	June 30, 2019
Stock options	796,856	2,342,268
Convertible preferred stock	1,698	1,698
Series A preferred stock	132,000	132,000
Common stock warrants	7,490,500	7,490,500
Total shares excluded from calculation	8,421,054	9,966,466

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in $000s):

	December 31,	June 30,
	2018	2019
Research and development tax credit receivable	$1,148	$1,710
Prepayments and VAT receivable	899	1,045
Other current assets	236	236
	$2,283	$2,991

Included in other current assets at June 30, 2019 is $170,000 of receivables. This relates to royalty payments receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by the Company in March 2006) sold certain assets and intellectual property to ThermoFisher Scientific Company, or TSC (formerly Invitrogen Corporation) through the APA and other related agreements. The assets and technology were not part of the Company’s product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, the company recognized $170,000 of other income related to this transaction during the six months ended June 30, 2019.

6.	Accrued and Other Liabilities

Accrued and other current liabilities consisted of the following (in $000s):

	December 31,	June 30,
	2018	2019
Accrued research and development	$1,110	$1,005
Accrued legal and professional fees	259	182
Other current liabilities	363	207
	$1,732	$1,394

7.	Leases

The Company has a single lease related to its facility in Dundee, Scotland.

As of and for the six months ended June 30, 2019

The Company recognized operating lease expense of $156,329. Cash payments made during the three months ended June 30, 2019 totaled $245,222 and were presented as cash outflows from operating activities. The remaining lease term is approximately 6.3 years as of June 30, 2019. The discount rate used by the Company in determining the lease liability was 12%.

Remaining lease payments under the lease are:

2019	$160,032
2020	320,065
2021	320,065
2022	320,065
2023	320,065
Thereafter	560,113
$2,000,405

As of and for the twelve months ended December 31, 2018

Prior to January 1, 2019, the Company accounted for its Dundee facility lease under ASC 840, Leases. Rent expense, which includes lease payments related to the Company’s research and development facilities and corporate headquarters and other rent related expenses, was $0.5 and $0.4 million for each of the years ended December 31, 2017 and 2018, respectively.

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three and six months ended June 30, 2018 and 2019 as shown in the following table (in $000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
General and administrative	$63	$57	$122	$112
Research and development	23	35	45	66
Stock-based compensation costs before income taxes	$86	$92	$167	$178

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

As of June 30, 2019, the Company has reserved 152,083 shares of the Company’s common stock under the 2018 Plan, including shares that were available under the 2015 Plan and carried forward to the 2018 Plan. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

There were 1,550,270 options granted during the six months ended June 30, 2019. These options had a grant date fair value ranging between $0.52-$0.61 per option.

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

There were no stock options exercised during each of the six months ended June 30, 2018 and 2019, respectively. The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income.

Outstanding Options

A summary of the share option activity and related information is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Options outstanding at December 31, 2018	831,611	$6.68	8.13	$—
Granted	1,550,270	$0.71
Cancelled/forfeited	(39,613)	$2.76
Options outstanding at June 30, 2019	2,342,268	$2.80	8.90	$—
Unvested at June 30, 2019	(1,827,156)	$1.25	9.15	$—
Vested and exercisable at June 30, 2019	515,112	$8,28	8.02	$—

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718 using the following assumptions:

	Year ended December 31, 2018	Six months ended June 30, 2019
Expected term (years)	6	5 – 6
Risk free interest rate	2.730% – 2.855%	2.105 – 2.610%
Volatility	105% – 107%	103 – 110%
Expected dividend yield over expected term	0.00%	0.00%
Resulting weighted average grant date fair value	$1.25	$0.52 – $0.61

9.	Stockholders Equity

October 2018 At Market Issuance

On October 4, 2018, the Company entered into a Common Stock Sales Agreement, or the Sales Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, as sales agent, pursuant to which Wainwright was authorized to sell shares of common stock, par value $0.001 per share, having an aggregate offering price of up to $5,000,000, by any method that is deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended.  Shares sold under the Sales Agreement were offered and sold pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 and a prospectus supplement and accompanying base prospectus.  The Company paid Wainwright a commission of 3.0% of the gross sales price per share sold. The Sales Agreement was concluded during the first quarter of 2019, during which the Company sold a further 4,702,527 shares for gross proceeds of approximately $4.3 million. Aggregate net proceeds to the Company were approximately $4.7 million, after deducting commissions and other expenses.

Warrants

As of June 30, 2019, there were 7,490,500 warrants outstanding, each with an exercise price of $2.00. All such warrants were issued in connection with the July 2017 underwritten public offering and are immediately exercisable. The warrants expire in 2024. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of its warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our Common Stock then outstanding after giving effect to such exercise.

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

There was no exercise of warrants during the three and six months ended June 30, 2019.

Series A Preferred Stock

8,872 shares of the Company’s Series A Preferred Stock were issued in the July 2017 underwritten public offering. During the year ended December 31, 2017, 8,608 shares of the Series A Preferred Stock were converted into 4,304,000 shares of common stock. As of June 30, 2019, 264 shares of the Series A Preferred Stock remain issued and outstanding.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof, into a number of shares of common stock determined by dividing $1,000 by the initial conversion price of $2.00 per share, subject to a 4.99% blocker provision, or, upon election by a holder prior to the issuance of shares of Series A Preferred Stock, 9.99%, and is subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations. The 264 shares of Series A Preferred Stock issued and outstanding at June 30, 2019, are convertible into 132,000 shares of common stock.

In the event of a liquidation, the holders of shares of the Series A Preferred Stock shall be permitted to participate on an as-converted-to-common-stock basis in any distribution of assets of the Company. The Company shall not pay any dividends on shares of common stock (other than dividends in the form of common stock) unless and until such time as dividends on each share of Series A Preferred Stock are paid on an as-converted basis. There is no restriction on the Company’s ability to repurchase shares of Series A Preferred Stock while there is any arrearage in the payment of dividends on such shares, and there are no sinking fund provisions applicable to the Series A Preferred Stock.

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

The Series A Preferred Stock has no maturity date, will carry the same dividend rights as the common stock, and with certain exceptions, contains no voting rights. In the event of any liquidation or dissolution of the Company, the Series A Preferred Stock ranks senior to the common stock in the distribution of assets, to the extent legally available for distribution.

6% Convertible Exchangeable Preferred Stock

As of June 30, 2019, there were 335,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (“6% Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the 6% Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the 6% Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board and must come from funds that are legally available for dividend payments. The 6% Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends.

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

On May 29, 2019, the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s Preferred Stock. The cash dividend was paid on August 1, 2019 to the holders of record of the Preferred Stock as of the close of business on July 12, 2019.

On July 9, 2019, the Company received a written notice from The Nasdaq Stock Market LLC (“Nasdaq”) that the Company has been granted an additional 180 calendar days, or until January 6, 2020, to regain compliance with the minimum $1.00 bid price per share requirement of the Listing Rules of Nasdaq (the “Written Notice”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had an initial period of 180 calendar days, or until July 8, 2019, to regain compliance with the minimum closing bid price requirement. The Company did not regain compliance with the minimum closing bid price requirement by July 8, 2019. The Company was previously notified by Nasdaq that it might be afforded a second 180 calendar period to regain compliance with the minimum closing bid price requirement under certain circumstances if the Company notified Nasdaq of its intent to cure the deficiency. As a result, the Company applied for an extension of the cure period, as permitted under the notification. In order to cure the deficiency, the Company indicated that, to the extent necessary, it planned to effect a reverse stock split in order to regain compliance with the minimum closing bid price requirement.

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

Overview

Through the first half of 2019, our primary focus has been on our transcriptional regulation program where we are evaluating CYC065, our cyclin dependent kinase, or CDK, inhibitor, as a single agent and in combination with venetoclax in Phase 1 studies in patients with solid tumors and hematological malignancies. In our DNA damage response, or DDR, program we are evaluating sapacitabine in combination with venetoclax in Phase 1 studies in patients with hematological malignancies and in combination with our CDK inhibitor seliciclib in Phase 1/2 studies in patients with solid tumors. In our anti-mitotic program, we are evaluating CYC140, a PLK1 inhibitor, in Phase 1 studies in patients with hematological malignancies. Cyclacel's strategy is to build a diversified biopharmaceutical business focused in hematology and oncology based on a pipeline of novel drug candidates.

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

CYC065 has been evaluated in a first-in-human, Phase 1 trial in patients with advanced solid tumors and a recommended Phase 2 dose was established. The study demonstrated that at the recommended Phase 2 dose CYC065 durably suppresses MCL1, a member of the BCL2 family of survival proteins. CYC065 is under investigation in combination with other anticancer drugs, including BCL2 inhibitors such as venetoclax with this combination currently being evaluated in two clinical studies enrolling patients with relapsed refractory chronic lymphocytic leukemia (CLL) and relapsed or refractory acute myeloid leukemia (AML) respectively. Preclinical data suggests that CYC065 may benefit adults and children with hematological malignancies, including AML, acute lymphocytic leukemias (ALL), and in particular leukemias with rearrangement of the Mixed Lineage Leukemia gene (MLL-r), CLL, B-cell lymphomas, multiple myelomas, and patients with certain solid tumors, including breast and uterine cancers, and neuroblastomas.

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

We have dosed the first patient in a Phase 1/2 study evaluating the safety and effectiveness of sapacitabine, in an all oral regimen in combination with venetoclax in patients with relapsed or refractory AML or myelodysplastic syndromes (MDS). The Phase 1/2 study (NCT01211457) is intended to enroll up to 40 patients with relapsed or refractory AML or MDS with the objective of determining the safety and efficacy of the combination. Secondary objectives include duration of response, CR, CRp, PR, or major HI, transfusion requirements, number of hospitalized days and overall survival. We are also evaluating sapacitabine in a Phase 1/2 combination study with seliciclib in patients with BRCA mutations. A Phase 1b/2 investigator-sponsored clinical trial is evaluating the safety and effectiveness of sapacitabine in combination with olaparib in patients with BRCA mutant breast cancer. The trial is being conducted at the Dana-Farber Cancer Institute with collaborators Cyclacel and AstraZeneca providing sapacitabine investigational drug and the approved PARP inhibitor olaparib, respectively.

CYC140

CYC140 is a novel, small molecule, selective polo-like-kinase 1 (PLK1) inhibitor in a first-in-human Phase 1 study in patients with advanced leukemias and MDS. CYC140 is differentiated from previous clinical-stage PLK1 inhibitors, demonstrating potent and selective target inhibition and high activity in xenograft models of human cancers when dosed orally at non-toxic doses. CYC140 is the subject of a translational biology program focused on acute leukemias and esophageal cancer.

MD Anderson Clinical Collaboration

On October 1, 2018, the Company entered into a three-year Clinical Collaboration Agreement, or CCA, with The University of Texas MD Anderson Cancer Center, or MD Anderson. The main objective of the CCA is to clinically evaluate the safety and efficacy of three Cyclacel medicines in patients with hematological malignancies, including chronic lymphocytic leukemias, acute myeloid leukemias, MDS and other advanced leukemias. Under the terms of the CCA, MD Anderson will conduct four clinical studies, all of which are now open for patients, with a total projected enrollment of up to 170 patients. Under the risk-sharing agreement, MD Anderson will assume the patient costs for all studies and Cyclacel, who is the sponsor, will provide investigational drugs and other limited support. Upon first commercial sale in specific indications studied in the alliance, Cyclacel will make certain payments to MD Anderson.

Cyclacel currently retains virtually all marketing rights worldwide to the compounds associated with the Company’s drug programs.

Results of Operations

Three Months Ended June 30, 2018 and 2019

Results of Continuing Operations

Revenues

Revenues for the three months ended June 30, 2018 and 2019 were $nil and $nil.

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

The following table provides information with respect to our research and development expenditures for the three months ended June 30, 2018 and 2019 (in $000s except percentages):

	Three Months Ended June 30,		Difference
	2018	2019	$	%
Transcriptional Regulation	$637	$684	$47	7
DNA Damage Response	23	34	11	48
Sapacitabine	340	109	(231)	(68)
Other research and development programs and expenses	182	326	144	79
Total research and development expenses	$1,182	$1,153	$(29)	(2)

Total research and development expenses represented 48% and 49% of our operating expenses for the three months ended June 30, 2018 and 2019, respectively.

Research and development expenses remained flat at $1.2 million for the three months ended June 30, 2018 and 2019. Research and development expenses relating to transcriptional regulation increased by $47,000 from $0.6 million for the three months ended June 30, 2018 to $0.7 million for the three months ended June 30, 2019, primarily due to progression of the clinical evaluation of CYC065. Research and development expenses relating to sapacitabine decreased by $0.2 million from $0.3 million for the three months ended June 30, 2018 to $0.1 million for the three months ended June 30, 2019, primarily as a result of a reduction in expenses associated with the SEAMLESS Phase 3 trial and related costs.

The future

We anticipate that overall research and development expenses for the year ended December 31, 2019 will increase compared to the year ended December 31, 2018, as we progress the clinical development of CYC065 and our other clinical-stage drugs. The timing and extent of any future SEAMLESS expenditure, including the possibility of registration submissions to regulatory authorities in Europe and the U.S., are dependent upon the outcome of discussions with regulatory authorities.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three months ended June 30, 2018 and 2019 (in $000s except percentages):

	Three Months Ended June 30,		Difference
	2018	2019	$	%
Total general and administrative expenses	$1,283	$1,184	$(99)	(8)

Total general and administration expenses represented 52% and 51% of our operating expenses for the three months ended June 30, 2018 and 2019, respectively. General and administrative expenses decreased by $0.1 million from $1.3 million for the three months ended June 30, 2018 to $1.2 million for the three months ended June 30, 2019 due to a reduction in legal and professional costs.

The future

We expect general and administrative expenditures for the year ended December 31, 2019 to decrease as compared to our expenditures for the year ended December 31, 2018 due to reduced recruitment and professional consultancy costs.

Other income (expense), net

The following table summarizes other income for the three months ended June 30, 2018 and 2019 (in $000 except percentages):

	Three Months Ended June 30,		Difference
	2018	2019	$	%
Foreign exchange gains (losses)	$(39)	$21	$60	154
Interest income	84	56	(28)	(33)
Other income, net	66	170	104	158
Total other income	$111	$247	$136	123

Total other income increased by approximately $0.1 million from $0.1 million for the three months ended June 30, 2018 to $0.2 million for the three months ended June 30, 2019. The increase in other income is wholly related to royalty receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by the Company in March 2006) sold certain assets and intellectual property to ThermoFisher Scientific Company, or TSC (formerly Invitrogen Corporation) through the APA and other related agreements. The assets and technology were not part of the Company’s product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, the company recognized $66,000 and $170,000 of other income arising from sales related to this transaction during the three months ended June 30, 2018 and 2019 respectively. We have no knowledge of TSC’s activities and cannot predict when we may receive income under the APA, if any.

Foreign exchange gains (losses)

Foreign exchange gains increased by approximately $60,000, from a loss of $39,000 for the three months ended June 30, 2018, to a gain of $21,000 for the three months ended June 30, 2019.

The future

Other income (expense), net for the year ended December 31, 2019, will continue to be impacted by changes in foreign exchange rates and the receipt of income under the APA. As we are not in control of sales made by TSC, we are unable to estimate the level and timing of income under the APA, if any.

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

The following table summarizes total income tax benefit for the three months ended June 30, 2018 and 2019 (in $000s except percentages):

	Three Months Ended June 30,		Difference
	2018	2019	$	%
Total income tax benefit	$502	$307	$(195)	(39)

The total income tax benefit, which comprised of research and development tax credits recoverable, decreased by $0.2 million from an income tax benefit of $0.5 million for the three months ended June 30, 2018 to an income tax benefit of $0.3 million for the three months ended June 30, 2019. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year and the availability of trading losses.

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

Six Months Ended June 30, 2018 and 2019

Results of Continuing Operations

Revenues

Revenues for the six months ended June 30, 2018 and 2019 were $nil and $nil.

The future

Recognition of any further revenue from milestones under a collaboration, licensing and supply agreement with ManRos Therapeutics SA is dependent on the clinical progress of the program, which we do not control.

Research and development expenses

The following table provides information with respect to our research and development expenditures for the six months ended June 30, 2018 and 2019 (in $000s except percentages):

	Six Months Ended June 30,		Difference
	2018	2019	$	%
Transcriptional Regulation	$1,106	$1,304	$198	18
DNA Damage Response	60	65	5	8
Sapacitabine	482	211	(271)	(56)
Other research and development programs and expenses	332	585	253	76
Total research and development expenses	$1,980	$2,165	$185	9

Total research and development expenses represented 43% and 48% of our operating expenses for the six months ended June 30, 2018 and 2019, respectively.

Research and development expenses increased by $0.2 million from $2.0 million for the six months ended June 30, 2018 to $2.2 million for the six months ended June 30, 2019. Research and development expenses relating to transcriptional regulation increased by $0.2 million from $1.1 million for the six months ended June 30, 2018 to $1.3 million for the six months ended June 30, 2019, as the clinical evaluation CYC065 progresses. Research and development expenses relating to sapacitabine decreased by $0.3 million from $0.5 million for the six months ended June 30, 2018 to $0.2 million for the six months ended June 30, 2019, primarily as a result of a reduction in expenditures associated with the SEAMLESS Phase 3 trial and related costs. Research and development expenses relating to other research and development increased by $0.3 million from $0.3 million for the six months ended June 30, 2018 to $0.6 million for the six months ended June 30, 2019 primarily due to the progression of the clinical evaluation of the CYC140 program.

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

General and administrative expenses

The following table summarizes the general and administrative expenses for the six months ended June 30, 2018 and 2019 (in $000s except percentages):

	Six Months Ended June 30,		Difference
	2018	2019	$	%
Total general and administrative expenses	$2,647	$2,376	$(271)	(10)

Total general and administration expenses represented 57% and 52% of our operating expenses for the six months ended June 30, 2018 and 2019, respectively. General and administrative expenses decreased by $0.3 million from $2.7 million for the six months ended June 30, 2018 to $2.4 million for the six months ended June 30, 2019 due to a reduction in legal and professional costs.

The future

We expect general and administrative expenditures for the year ended December 31, 2019 to decrease as compared to our expenditures for the year ended December 31, 2018 due to reduced recruitment and professional consultancy costs.

Other income (expense), net

The following table summarizes other income, net for the six months ended June 30, 2018 and 2019 (in $000 except percentages):

	Six Months Ended June 30,		Difference
	2018	2019	$	%
Foreign exchange losses	$(43)	$36	$79	184
Interest income	153	135	(18)	(12)
Other income, net	632	170	(462)	(73)
Total other income	$742	$341	$(401)	(54)

Total other income decreased by approximately $0.4 million, from $0.7 million for the six months ended June 30, 2018 to $0.3 million for the six months ended June 30, 2019. The decrease in other income is primarily related to royalty payments receivable under a December 2005 APA, whereby Xcyte sold certain assets and intellectual property to TSC through an APA and other related agreements. We have no knowledge of TSC’s activities and cannot predict when we may receive income under the APA, if any.

Foreign exchange losses

Foreign exchange gains increased by approximately $79,000, from a loss of $43,000 for the six months ended June 30, 2018, to a gain of $36,000 for the six months ended June 30, 2019.

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

Income tax benefit

The following table summarizes total income tax benefit for the six months ended June 30, 2018 and 2019 (in $000s except percentages):

	Six Months Ended June 30,		Difference
	2018	2019	$	%
Total income tax benefit	$684	$575	$(109)	(16)

The total income tax benefit, which comprised of research and development tax credits recoverable, decreased by $0.1 million from an income tax benefit of $0.7 million for the six months ended June 30, 2018 to an income tax benefit of $0.6 million for the six months ended June 30, 2019. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.

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

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of June 30, 2018 and 2019 (in thousands):

	Six Months Ended June 30,
	2018	2019
Cash and cash equivalents	$19,824	$15,159

Working capital:
Current assets	$22,687	$18,150
Current liabilities	(3,994)	(2,500)
Total working capital	$18,693	$15,650

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments, licensing revenue, and a limited amount of product revenue from operations discontinued in September 2012. We have incurred significant losses since our inception. As of June 30, 2019, we had an accumulated deficit of $ 353.4 million.

Cash Flows

Cash used in operating, investing and financing activities for the six months ended June 30, 2018 and 2019 is summarized as follows (in thousands):

	Six Months Ended June 30,
	2018	2019
Net cash used in operating activities	$(3.942)	$(6,319)
Net cash provided by (used in) investing activities	(31)	26
Net cash provided by (used in) financing activities	(101)	3,955

Operating activities

Net cash used in operating activities increased by $2.4 million, from $3.9 million for the six months ended June 30, 2018 to $6.3 million for the six months ended June 30, 2019. The increase in cash used by operating activities was primarily the result of a change in working capital of $2.0 million and an increase in net loss of $0.4 million.

Investing activities

Net cash provided by investing activities increased by approximately $57,000 for the six months ended June 30, 2019 due to a reduction in capital expenditures on IT equipment, along with proceeds from sale of property and equipment.

Financing activities

Net cash provided by financing activities increased by $4.1 million, for the six months ended June 30, 2019 as a direct result of receiving approximately $4.1 million in net proceeds from the issuance of common stock under the Sales Agreement with Wainwright.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of June 30, 2019, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: August 13, 2019	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and
Executive Vice President, Finance

