Form 10-Q
period 2019-09-30
Cyclacel Pharmaceuticals, Inc.
filed 2019-11-13
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 000‑50626

CYCLACEL PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	91‑1707622
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Connell Drive, Suite 1500 Berkeley Heights, New Jersey	07922
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (908) 517‑7330

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CYCC	The Nasdaq Stock Market LLC
Preferred Stock, $0.001 par value	CYCCP	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting filer ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b‑2 of the Securities Exchange Act of 1934 (§240.12b‑2 of this chapter):

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐No

As of November 13, 2019, there were 17,199,974 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

(Unaudited)

	December 31,	September 30,
	2018	2019
ASSETS
Current assets:
Cash and cash equivalents	$17,504	$12,967
Prepaid expenses and other current assets	2,283	2,869
Total current assets	19,787	15,836
Property and equipment, net	36	28
Right-of-use lease asset	—	1,213
Total assets	$19,823	$17,077
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,719	$887
Accrued and other current liabilities	1,732	1,184
Total current liabilities	4,451	2,071
Lease liability	—	1,154
Other liabilities	100	—
Total liabilities	4,551	3,225
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2018 and September 30, 2019;
6% Convertible Exchangeable preferred stock; 335,273 shares issued and outstanding at December 31, 2018 and September 30, 2019. Aggregate preference in liquidation of $4,006,512 as of December 31, 2018 and September 30, 2019.	—	—
Series A convertible preferred stock, $0.001 par value; 264 shares issued and outstanding at December 31, 2018 and September 30, 2019.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2018 and September 30, 2019; 12,497,447 and 17,199,974 shares issued and outstanding at December 31, 2018 and September 30, 2019.	12	17
Additional paid-in capital	365,817	370,071
Accumulated other comprehensive loss	(760)	(913)
Accumulated deficit	(349,797)	(355,323)
Total stockholders’ equity	15,272	13,852
Total liabilities and stockholders’ equity	$19,823	$17,077

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Revenues:

Total revenues	—	—	—	—
Operating expenses:
Research and development	1,205	1,063	3,185	3,227
General and administrative	1,250	1,285	3,898	3,661
Total operating expenses	2,455	2,348	7,083	6,888
Operating loss	(2,455)	(2,348)	(7,083)	(6,888)
Other income (expense):
Foreign exchange gains (losses)	1	79	(42)	115
Interest income	85	42	238	177
Other income, net	—	53	632	223
Total other income, net	86	174	828	515
Loss before taxes	(2,369)	(2,174)	(6,255)	(6,373)
Income tax benefit	301	273	985	848
Net loss	(2,068)	(1,901)	(5,270)	(5,525)
Dividend on convertible exchangeable preferred shares	(50)	(50)	(151)	(151)
Net loss applicable to common shareholders	$(2,118)	$(1,951)	$(5,421)	$(5,676)
Basic and diluted earnings per common share:
Net loss per share – basic and diluted	$(0.18)	$(0.11)	$(0.45)	$(0.35)
Weighted average common shares outstanding	11,997,447	17,199,974	11,997,447	16,025,786

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Net loss	$(2,068)	$(1,901)	$(5,270)	$(5,525)
Translation adjustment	2,266	5,434	5,559	5,990
Unrealized foreign exchange gain on intercompany loans	(2,261)	(5,540)	(5,562)	(6,143)
Comprehensive loss	$(2,063)	$(2,007)	$(5,273)	$(5,678)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In $000s, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2017	335,537	$—	11,997,447	$12	$365,057	$(794)	$(342,509)	$21,766
Issue of common stock on At Market Issuance sales agreement	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	79	—	—	79
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	6,276	—	6,276
Translation adjustment	—	—	—	—	—	(6,328)	—	(6,328)
Loss for the period	—	—	—	—	—	—	(1,348)	(1,348)
Balances at March 31, 2018	335,537	$—	11,997,447	$12	$365,086	$(846)	$(343,857)	$20,395
Issue of common stock on At Market Issuance sales agreement	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	87	—	—	87
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(9,578)	—	(9,578)
Translation adjustment	—	—	—	—	—	9,623	—	9,623
Loss for the period	—	—	—	—	—	—	(1,853)	(1,853)
Balances at June 30, 2018	335,537	$—	11,997,447	$12	$365,123	$(801)	$(345,710)	$18,624
Issue of common stock on At Market Issuance sales agreement	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	87	—	—	87
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(2,261)	—	(2,261)
Translation adjustment	—	—	—	—	—	2,266	—	2,266
Loss for the period	—	—	—	—	—	—	(2,068)	(2,068)
Balances at September 30, 2018	335,537	$—	11,997,447	$12	$365,160	$(796)	$(347,778)	$16,598

Balances at December 31, 2018	335,537	$—	12,497,447	$12	$365,817	$(760)	$(349,797)	$15,272
Issue of common stock on At Market Issuance sales agreement	—	—	4,702,527	5	4,106	—	—	4,111
Stock-based compensation	—	—	—	—	85	—	—	85
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	3,876	—	3,876
Translation adjustment	—	—	—	—	—	(3,897)	—	(3,897)
Loss for the period	—	—	—	—	—	—	(1,842)	(1,842)
Balances at March 31, 2019	335,537	$—	17,199,974	$17	$369,958	$(781)	$(351,639)	$17,555
Expenses from issue of common stock on At Market Issuance sales agreement	—	—	—	—	(56)	—	—	(56)
Stock-based compensation	—	—	—	—	93	—	—	93
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(4,480)	—	(4,480)
Translation adjustment	—	—	—	—	—	4,453	—	4,453
Loss for the period	—	—	—	—	—	—	(1,783)	(1,783)
Balances at June 30, 2019	335,537	$—	17,199,974	$17	$369,944	$(808)	$(353,422)	$15,731
Expenses from issue of common stock on At Market Issuance sales agreement	—	—	—	—	(6)	—	—	(6)
Stock-based compensation	—	—	—	—	184	—	—	184
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(5,540)	—	(5,540)
Translation adjustment	—	—	—	—	—	5,434	—	5,434
Loss for the period	—	—	—	—	—	—	(1,901)	(1,901)
Balances at September 30, 2019	335,537	$—	17,199,974	$17	$370,071	$(913)	$(355,323)	$13,852

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2019
Operating activities:
Net loss	$(5,270)	$(5,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22	15
Gain on disposal of property and equipment	—	(29)
Stock-based compensation	255	361
Changes in lease liability	—	(61)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	320	(676)
Accounts payable and other current liabilities	8	(2,415)
Net cash used in operating activities	(4,665)	(8,330)
Investing activities:
Purchase of property, plant and equipment	(33)	(7)
Proceeds from sale of property and equipment	—	29
Net cash provided by (used in) investing activities	(33)	22
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	4,049
Payment of preferred stock dividend	(151)	(151)
Net cash provided by (used in) financing activities	(151)	3,898
Effect of exchange rate changes on cash and cash equivalents	(88)	(126)
Net (decrease) in cash and cash equivalents	(4,937)	(4,536)
Cash and cash equivalents, beginning of period	23,910	17,504
Cash and cash equivalents, end of period	$18,973	$12,968
Supplemental cash flow information:
Cash received during the period for:
Interest	238	177
Taxes	1,158	—
Non cash financing activities:
Accrual of preferred stock dividends	50	50

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.           Company Overview

Nature of Operations

Cyclacel Pharmaceuticals, Inc. (“Cyclacel” or the “Company”) is a clinical-stage biopharmaceutical company using cell cycle control, transcriptional regulation and DNA damage response biology to develop innovative, targeted medicines for cancer and other proliferative diseases. Cyclacel is a pioneer company in the field of cell cycle biology with a vision to improve patient healthcare by translating cancer biology into medicines.

As of September 30, 2019, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

2.            Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of September 30, 2019, the consolidated statements of operations, comprehensive loss, and stockholders’ equity for the three and nine months ended September 30, 2019 and 2018 and the consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018, and all related disclosures contained in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2018 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”). The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of September 30, 2019, and the results of operations and, comprehensive loss for the three and nine months ended September 30, 2019, and cash flows for the nine months ended September 30, 2019, have been made. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other reporting period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2018 that are included in the Company’s Annual Report on Form 10-K filed with the SEC.

Going Concern

Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued. The Company expects that its cash of approximately $13.0 million as of September 30, 2019 will be sufficient to fund its operating expenses and capital expenditure requirements through the end of 2020.

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
d.	Other conditions and events that, when considered in conjunction with the above, may adversely affect the Company’s ability to meet its obligations.

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

Accounting standards adopted in the period

On January 1, 2019, the Company adopted the guidance on accounting for leases (“ASC 842”) in Accounting Standards Update No, 2016‑02, Leases, as amended by subsequent updates issued in 2018 and 2019. The guidance requires that lessees recognize both a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term at the commencement date.

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

The Company transitioned to the new guidance at the adoption date by recognizing a lease liability of $1.5 million for the present value of the remaining minimum rental payments, as defined under prior accounting rules, and a corresponding right-of-use asset. In addition, the Company reclassified an existing deferred rent obligation of $120,000 created under prior accounting rules against the opening right-of-use asset. Because the Company adopted the new leasing guidance on a cumulative catch-up basis effective January 1, 2019, the Company has not recast prior period financial statements for the effects of this new standard. Accordingly, the Company’s financial condition as of December 31, 2018 and September 30, 2019 may not be comparable.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018‑15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” ASU 2018‑15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the non-cancellable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. The effective date of this pronouncement is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The standard can be adopted either using the prospective or retrospective transition approach. The Company is currently evaluating the impact of this pronouncement on the Company’s consolidated financial statements and disclosures.

Fair Value of Financial Instruments

Financial instruments consist of cash equivalents, accounts payable and accrued liabilities. The carrying amounts of cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to the nature of the accounts, notably their short maturities.

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the three months ended September 30, 2018 and 2019.

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

With effect from January 1, 2018, grant revenue is presented as a reduction against the related research and development expenses.

Leases

Effective from January 1, 2019, the Company accounts for lease contracts in accordance with ASC 842. As of September 30, 2019, all of the Company’s leases are classified as operating leases.

The Company recognizes an asset for the right to use an underlying leased asset for the lease term and records lease liabilities based on the present value of the Company’s obligation to make lease payments under the lease. As the Company’s leases do not indicate an implicit rate, the Company uses a best estimate of its incremental borrowing rate to discount the future lease payments. The Company estimates its incremental borrowing rate based on observable information about risk-free interest rates that are the same tenure as the lease term, adjusted for various factors, including the effects of assumed collateral, the nature of how the loan is repaid (e.g., amortizing versus bullet), and the Company’s credit risk.

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

3.           Revenue

Revenue recognized in the three and nine months ended September 30, 2018 and 2019 was $0.

The aggregate transaction price that is allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2019 was $0.

4.           Net Loss per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the three and nine months ended September 30, 2018 and 2019, as the result would be anti-dilutive:

	September 30,	September 30,
	2018	2019
Stock options	836,849	2,266,017
Convertible preferred stock	1,698	1,698
Series A preferred stock	132,000	132,000
Common stock warrants	7,490,500	7,490,500
Total shares excluded from calculation	8,461,048	9,890,215

5.            Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in $000s):

	December 31,	September 30,
	2018	2019
Research and development tax credit receivable	$1,148	$1,929
Prepayments and VAT receivable	899	821
Other current assets	236	119
	$2,283	$2,869

$53,000 of receivables are included in other current assets as at September 30, 2019. This relates to royalty payments receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte, (a business acquired by the Company in March 2006) sold certain assets and intellectual property to ThermoFisher Scientific Company, or TSC, (formerly Invitrogen Corporation) through the APA and other related agreements. The assets and technology were not part of the Company’s product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, the company recognized $223,000 of other income related to this transaction during the nine months ended September 30, 2019.

6.            Accrued and Other Liabilities

Accrued and other current liabilities consisted of the following (in $000s):

	December 31,	September 30,
	2018	2019
Accrued research and development	$1,110	$753
Accrued legal and professional fees	259	233
Other current liabilities	363	198
	$1,732	$1,184

7.            Leases

The Company has a single lease related to its facility in Dundee, Scotland.

As of and for the nine months ended September 30, 2019

The Company recognized operating lease expenses of $227,853. Cash payments made during the nine months ended September 30, 2019 totaled $240,846 and were presented as cash outflows from operating activities. The remaining lease term is approximately 6.1 years as of September 30, 2019. The discount rate used by the Company in determining the lease liability was 12%.

Remaining lease payments under the lease are:

2019	$79,318
2020	317,272
2021	317,272
2022	315,988
2023	313,421
Thereafter	562,463
$1,905,734

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

The following is a summary of the Company’s future contractual obligations and commitments relating to its facilities leases as at December 31, 2018:

Operating
Lease
Obligation
2019	$321,000
2020	321,000
2021	321,000
2022	321,000
2023	321,000
thereafter	581,000
Total future minimum lease obligations	$2,186,000

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three and nine months ended September 30, 2018 and 2019 as shown in the following table (in $000s):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
General and administrative	$66	123	$188	235
Research and development	22	61	67	126
Stock-based compensation costs before income taxes	$88	184	$255	361

2018 Plan

In May 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), under which Cyclacel may make equity incentive grants to its officers, employees, directors and consultants. The 2018 Plan replaced the 2015 Equity Incentive Plan (the “2015 Plan”).

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

As of September 30, 2019, the Company has reserved 228,334 shares of the Company’s common stock under the 2018 Plan, including shares that were available under the 2015 Plan and carried forward to the 2018 Plan. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

There were 1,550,270 options granted during the nine months ended September 30, 2019. These options had a grant date fair value ranging between $0.52-$0.61 per option.

There were 306,304 options granted during the year ended December 31, 2018. These options had grant date fair values ranging between $1.17-$1.29 per option. Of these options, approximately 174,272 are performance based and will vest upon the fulfillment of certain clinical objectives. The satisfaction of one criterion, occurred as of December 31, 2018, with 36,537 awards vesting at that time.  In addition, the Company believes that an additional 36,537 performance awards, along with 39,713 performance awards granted in 2017, became probable of vesting in the quarter ended September 30, 2019.  The Company recorded a catch-up adjustment related to this change in estimate of approximately $91,000 in the quarter ended September 30, 2019. Other vesting criteria related to these awards were not probable as of September 30, 2019. As such, the Company has not recognized compensation cost for performance awards that are not probable of vesting.

There were no stock options exercised during each of the nine months ended September 30, 2018 and 2019, respectively. The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income.

Outstanding Options

A summary of the share option activity and related information is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price Per Share	Term (Years)	Value ($000)
Options outstanding at December 31, 2018	831,611	$6.68	8.13	$—
Granted	1,550,270	$0.71
Cancelled/forfeited	(115,864)	$2.03
Options outstanding at September 30, 2019	2,266,017	$2.84	8.66	$—
Unvested at September 30, 2019	1,613,280	$1.27	8.90	$—
Vested and exercisable at September 30, 2019	652,737	$6.71	8.08	$—

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718 using the following assumptions:

	Year Ended	Nine Months Ended
	December 31, 2018	September 30, 2019
Expected term (years)	6	5 – 6
Risk free interest rate	2.730% – 2.855%	2.105 – 2.610%
Volatility	105% – 107%	103 – 110%
Expected dividend yield over expected term	0.00%	0.00%
Resulting weighted average grant date fair value	$1.25	$0.52 – $0.61

9.            Stockholders Equity

October 2018 At Market Issuance

On October 4, 2018, the Company entered into a Common Stock Sales Agreement, or the Sales Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, as sales agent, pursuant to which Wainwright was authorized to sell shares of common stock, par value $0.001 per share, having an aggregate offering price of up to $5,000,000, by any method that is deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Shares sold under the Sales Agreement were offered and sold pursuant to the Company’s previously filed and effective Registration Statement on Form S‑3 and a prospectus supplement and accompanying base prospectus. The Company paid Wainwright a commission of 3.0% of the gross sales price per share sold. The Sales Agreement was concluded during the first quarter of 2019, pursuant to which the Company sold 4,702,527 shares for gross proceeds of approximately $4.3 million. Aggregate net proceeds to the Company were approximately $4.7 million, after deducting commissions and other expenses.

Warrants

As of September 30, 2019, there were 7,490,500 warrants outstanding, each with an exercise price of $2.00. All such warrants were issued in connection with the July 2017 underwritten public offering and are immediately exercisable. The warrants expire in 2024. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of its warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our Common Stock then outstanding after giving effect to such exercise.

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

There was no exercise of warrants during the three and nine months ended September 30, 2019.

Series A Preferred Stock

8,872 shares of the Company’s Series A Preferred Stock were issued in the July 2017 underwritten public offering. During the year ended December 31, 2017, 8,608 shares of the Series A Preferred Stock were converted into 4,304,000 shares of common stock. As of September 30, 2019, 264 shares of the Series A Preferred Stock remain issued and outstanding.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof, into a number of shares of common stock determined by dividing $1,000 by the initial conversion price of $2.00 per share, subject to a 4.99% blocker provision, or, upon election by a holder prior to the issuance of shares of Series A Preferred Stock, 9.99%, and is subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations. The 264 shares of Series A Preferred Stock issued and outstanding at September 30, 2019, are convertible into 132,000 shares of common stock.

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

6% Convertible Exchangeable Preferred Stock

As of September 30, 2019, there were 335,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (the “6% Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the 6% Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the 6% Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. The 6% Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends.

The Company may automatically convert the 6% Preferred Stock into common stock if the per share closing price of the Company’s common stock has exceeded $2,961, which is 150% of the conversion price of the 6% Preferred Stock, for at least 20 trading days during any 30‑day trading period, ending within five trading days prior to notice of automatic conversion.

The 6% Preferred Stock has no maturity date and no voting rights prior to conversion into common stock, except under limited circumstances.

The Company may, at its option, redeem the 6% Preferred Stock in whole or in part, out of funds legally available at the redemption price of $10.00 per share.

The 6% Preferred Stock is exchangeable, in whole but not in part, at the option of the Company on any dividend payment date beginning on November 1, 2005 (the “Exchange Date”) for the Company’s 6% Convertible Subordinated Debentures (the “Debentures”) at the rate of $10.00 principal amount of Debentures for each share of 6% Preferred Stock. The Debentures, if issued, will mature 25 years after the Exchange Date and have terms substantially similar to those of the 6% Preferred Stock. No such exchanges have taken place to date.

10.          Subsequent Events

On September 5, 2019, the board of directors declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s Preferred Stock. The cash dividend was paid on November 1, 2019 to the holders of record of the Preferred Stock as of the close of business on October 14, 2019.

On January 8, 2019, the Company received a written notification from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the minimum bid price of the Company’s shares of common stock was below $1.00 per share for the previous 30 consecutive business days. The Company was provided an initial period of 180 calendar days, or until July 7, 2019, to regain compliance with the minimum bid price rule. The Company did not regain compliance with the minimum closing bid price requirement by July 7, 2019. The Company was previously notified by Nasdaq that it might be afforded a second 180 calendar days period to regain compliance with the minimum closing bid price requirement under certain circumstances if the Company notified Nasdaq of its intent to cure the deficiency. As a result, the Company applied for an extension of the cure period, as permitted under the notification, and received an extension until January 6, 2020 to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of the Company’s shares of common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this additional 180-day grace period. If the Company does not regain compliance with the minimum bid price rule by January 6, 2020, Nasdaq will provide written notification that the common stock may be delisted. At that time, the Company may appeal Nasdaq’s delisting determination to a Nasdaq hearings panel. If timely appealed, the common stock would remain listed pending the panel’s decision.

The Company’s board of directors determined that an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split is necessary to the continued listing of the common stock on Nasdaq, and on October 28, 2019, a Special Meeting of Stockholders was convened, and the Company’s stockholders considered and approved a proposal to adopt and approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the common stock, par value $0.001 per share (the “common stock”) at a ratio of not less than 1-for-5 and not greater than 1-for-20, with the exact ratio and effective time of the reverse stock split to be determined by the Company’s board of directors at any time within one year of the date of the Special Meeting (the “Split Proposal”). The Split Proposal was approved, and the reverse stock split will be effected, if at all, only upon a subsequent determination of the Company’s board of directors that such reverse stock split is in the best interests of the Company and its stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q, including, without limitation, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 as amended  and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend that the forward-looking statements be covered by the safe harbor for forward-looking statements in the Exchange Act. The forward-looking information is based on various factors and was derived using numerous assumptions. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions.

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled “Risk Factors,” of our Annual Report on Form 10‑K for the year ended December 31, 2018, as updated and supplemented by Part II, Item 1A, entitled “Risk Factors,” of our Quarterly Reports on Form 10‑Q, and elsewhere in this report. These factors as well as other cautionary statements made in this Quarterly Report on Form 10‑Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10‑Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, “Cyclacel,” the “Company,” “we,” “us,” and “our” refer to Cyclacel Pharmaceuticals, Inc.

Overview

Through September 30, 2019, our primary focus has been on our transcriptional regulation program where we are evaluating CYC065, our cyclin dependent kinase, or CDK, inhibitor, as a single agent and in combination with venetoclax in Phase 1 studies in patients with solid tumors and hematological malignancies. In our DNA damage response, or DDR, program we are evaluating sapacitabine in combination with venetoclax in Phase 1 studies in patients with hematological malignancies and in combination with our CDK inhibitor seliciclib in Phase 1/2 studies in patients with solid tumors. In our anti-mitotic program, we are evaluating CYC140, a PLK1 inhibitor, in Phase 1 studies in patients with hematological malignancies. Cyclacel’s strategy is to build a diversified biopharmaceutical business focused in hematology and oncology based on a pipeline of novel drug candidates.

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

CYC065 has been evaluated in part 1 of a first-in-human, Phase 1 trial (NCT02552953) in patients with advanced solid tumors and a recommended Phase 2 dose was established. The study demonstrated that at the recommended Phase 2 dose CYC065 durably suppresses MCL1, a member of the BCL2 family of survival proteins. Part 2 of the study is testing a more intensive dosing regimen and one patient with MCL1 amplified endometrial cancer has experienced a partial response as assessed by investigator. An oral formulation of CYC065 is also under evaluation in part 3 of the trial. CYC065 is under investigation in combination with other anticancer drugs, including BCL2 inhibitors, such as venetoclax. This combination is currently being evaluated in two clinical studies enrolling patients with relapsed refractory chronic lymphocytic leukemia (CLL) (NCT03739554) and relapsed or refractory acute myeloid leukemia (AML) or myelodysplastic syndromes (MDS) (NCT04017546) respectively. Preclinical data suggests that CYC065 may benefit adults and children with hematological malignancies, including AML, acute lymphocytic leukemias (ALL), and in particular leukemias with rearrangement of the Mixed Lineage Leukemia gene (MLL-r), CLL, B-cell lymphomas, multiple myelomas, and patients with certain solid tumors, including breast and uterine cancers, and neuroblastomas.

DNA Damage Response, or DDR, Program

Many cancers have defects in the way in which cells monitor and repair damaged DNA, collectively termed DNA damage response, or DDR. These deficiencies in DDR pathways render cells more susceptible to DNA damage. Many traditional cancer treatments, such as DNA-damaging chemotherapy and radiotherapy, are based on this finding. However, such treatments are often accompanied by significant and unwanted side effects. Developing treatments, which target specific DDR deficiencies to preferentially kill cancer cells while minimizing the impact on normal cells, has potential for more selective, better tolerated therapies to improve survival in multiple cancers.

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

We have dosed the first patients in a Phase 1/2 study evaluating the safety and effectiveness of sapacitabine, in an all oral regimen in combination with venetoclax in patients with relapsed or refractory AML or myelodysplastic syndromes (MDS). The Phase 1/2 study (NCT01211457) is intended to enroll up to 40 patients with relapsed or refractory AML or MDS with the objective of determining the safety and efficacy of the combination. Secondary objectives include duration of response, CR, CRp, PR, or major HI, transfusion requirements, number of hospitalized days and overall survival. We are also evaluating sapacitabine in a Phase 1/2 combination study with seliciclib in patients with BRCA mutations. A Phase 1b/2 investigator-sponsored clinical trial (NCT01211457) is evaluating the safety and effectiveness of sapacitabine in combination with olaparib in patients with BRCA mutant breast cancer. The trial is being conducted at the Dana-Farber Cancer Institute with collaborators Cyclacel and AstraZeneca providing sapacitabine investigational drug and the approved PARP inhibitor olaparib, respectively.

CYC140

CYC140 is a novel, small molecule, selective polo-like-kinase 1 (PLK1) inhibitor in a first-in-human Phase 1 study in patients with advanced leukemias and MDS. CYC140 is differentiated from previous clinical-stage PLK1 inhibitors, demonstrating potent and selective target inhibition and high activity in xenograft models of human cancers when dosed orally at non-toxic doses. CYC140 is undergoing safety/tolerability evaluation in a Phase 1 trial (NCT03884829) in patients with advanced leukemias or MDS at MD Anderson Cancer Center.

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

Results of Operations

Three Months Ended September 30, 2018 and 2019

Results of Continuing Operations

Revenues

Revenues for the three months ended September 30, 2018 and 2019 were $0 and $0.

The future

There will be no further revenues from the collaboration, licensing and supply agreement with ManRos Therapeutics SA.

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

The following table provides information with respect to our research and development expenditures for the three months ended September 30, 2018 and 2019 (in $000s except percentages):

	Three Months Ended
	September 30,		Difference
	2018	2019	$	%
Transcriptional Regulation	$680	$726	$46	7
DNA Damage Response	24	13	(11)	(46)
Sapacitabine	316	67	(249)	(79)
Other research and development programs and expenses	185	257	72	39
Total research and development expenses	$1,205	$1,063	$(142)	(12)

Total research and development expenses represented 49% and 45% of our operating expenses for the three months ended September 30, 2018 and 2019, respectively.

Research and development expenses decreased by $0.1 million from $1.2 million for the three months ended September 30, 2018 to $1.1 million for the three months ended September 30, 2019. Research and development expenses relating to transcriptional regulation remained flat for the three months ended September 30, 2018 and 2019 as progress continues in the clinical evaluation of CYC065. Research and development expenses relating to sapacitabine decreased by $0.2 million from $0.3 million for the three months ended September 30, 2018 to $0.1 million for the three months ended September 30, 2019, primarily as a result of a reduction in expenses associated with the SEAMLESS Phase 3 trial and related costs.

The future

We anticipate that overall research and development expenses for the year ended December 31, 2019 will increase compared to the year ended December 31, 2018, as we progress the clinical development of CYC065 and our other clinical-stage drugs. The timing and extent of any future SEAMLESS expenditure, including the possibility of registration submissions to regulatory authorities in Europe and the U.S., are dependent upon the outcome of discussions with regulatory authorities and ongoing clinical studies with sapacitabine.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three months ended September 30, 2018 and 2019 (in $000s except percentages):

	Three Months Ended
	September 30,		Difference
	2018	2019	$	%
Total general and administrative expenses	$1,250	$1,285	$35	3

Total general and administration expenses represented 51% and 55% of our operating expenses for the three months ended September 30, 2018 and 2019, respectively. General and administrative expenses remained flat at $1.3 million for the three months ended September 30, 2018 and 2019.

The future

We expect general and administrative expenditures for the year ended December 31, 2019 to decrease as compared to our expenditures for the year ended December 31, 2018 due to reduced recruitment and professional consultancy costs.

Other income (expense), net

The following table summarizes other income for the three months ended September 30, 2018 and 2019 (in $000 except percentages):

	Three Months Ended
	September 30,		Difference
	2018	2019	$	%
Foreign exchange gains (losses)	$1	$79	$78	7,800
Interest income	85	42	(43)	(51)
Other income, net	—	53	53	100
Total other income	$86	$174	$88	102

Total other income increased by approximately $0.1 million from $0.1 million for the three months ended September 30, 2018 to $0.2 million for the three months ended September 30, 2019. The increase in other income is wholly related to royalties receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte, (a business acquired by the Company in March 2006) sold certain assets and intellectual property to ThermoFisher Scientific Company, or TSC, (formerly Invitrogen Corporation) through the APA and other related agreements. The assets and technology were not part of the Company’s product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, the company recognized $0 and $53,000 of other income arising from sales related to this transaction during the three months ended September 30, 2018 and 2019 respectively. We have no knowledge of TSC’s activities and cannot predict when we may receive income under the APA, if any.

Foreign exchange gains (losses)

Foreign exchange gains increased by approximately $78,000, from a gain of $1,000 for the three months ended September 30, 2018, to a gain of $79,000 for the three months ended September 30, 2019.

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

The following table summarizes total income tax benefit for the three months ended September 30, 2018 and 2019 (in $000s except percentages):

	Three Months Ended
	September 30,		Difference
	2018	2019	$	%
Total income tax benefit	$301	$273	$(28)	(9)

The total income tax benefit, which comprised of research and development tax credits recoverable, remained flat at $0.3 million for the three months ended September 30, 2018 and 2019. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year and the availability of trading losses.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so. The amount of tax credits we will receive is entirely dependent on the amount of eligible expenses we incur and having sufficient trading losses. We expect our qualifying research and development expenditure for the year ended December 31, 2019 to remain relatively flat, in comparison to the year ended December 31, 2018.

Nine Months Ended September 30, 2018 and 2019

Results of Continuing Operations

Revenues

Revenues for the nine months ended September 30, 2018 and 2019 were $0 and $0.

The future

There will be no further revenues from the collaboration, licensing and supply agreement with ManRos Therapeutics SA.

Research and development expenses

The following table provides information with respect to our research and development expenditures for the nine months ended September 30, 2018 and 2019 (in $000s except percentages):

	Nine Months Ended
	September 30,		Difference
	2018	2019	$	%
Transcriptional Regulation	$1,786	$2,030	$244	14
DNA Damage Response	84	78	(6)	(7)
Sapacitabine	798	278	(520)	(65)
Other research and development programs and expenses	517	841	324	63
Total research and development expenses	$3,185	$3,227	$42	1

Total research and development expenses represented 45% and 47% of our operating expenses for the nine months ended September 30, 2018 and 2019, respectively.

Research and development expenses remained relatively flat at  $3.2 million for the nine months ended September 30, 2018 and 2019. Research and development expenses relating to transcriptional regulation increased by $0.2 million from $1.8 million for the nine months ended September 30, 2018 to $2.0 million for the nine months ended September 30, 2019, as the clinical evaluation CYC065 progresses. Research and development expenses relating to sapacitabine decreased by $0.5 million from $0.8 million for the nine months ended September 30, 2018 to $0.3 million for the nine months ended September 30, 2019, primarily as a result of a reduction in expenditures associated with the SEAMLESS Phase 3 trial and related costs. Research and development expenses relating to other research and development increased by $0.3 million from $0.5 million for the nine months ended September 30, 2018 to $0.8 million for the nine months ended September 30, 2019, primarily due to the progression of the clinical evaluation of the CYC140 program.

The future

We anticipate that overall research and development expenses for the year ended December 31, 2019 will increase compared to the year ended December 31, 2018, as we progress the clinical development of CYC065. The timing and extent of any future SEAMLESS expenditure, including the possibility of registration submissions to regulatory authorities in Europe and the U.S., are dependent upon the outcome of discussions with regulatory authorities and ongoing clinical studies with sapacitabine.

General and administrative expenses

The following table summarizes the general and administrative expenses for the nine months ended September 30, 2018 and 2019 (in $000s except percentages):

	Nine Months Ended
	September 30,		Difference
	2018	2019	$	%
Total general and administrative expenses	$3,898	$3,661	$(237)	(6)

Total general and administration expenses represented 55% and 53% of our operating expenses for the nine months ended September 30, 2018 and 2019, respectively. General and administrative expenses decreased by $0.2 million from $3.9 million for the nine months ended September 30, 2018 to $3.7 million for the nine months ended September 30, 2019 due to a reduction in legal and professional costs.

The future

We expect general and administrative expenditures for the year ended December 31, 2019 to decrease as compared to our expenditures for the year ended December 31, 2018 due to reduced recruitment and professional consultancy costs.

Other income (expense), net

The following table summarizes other income, net for the nine months ended September 30, 2018 and 2019 (in $000 except percentages):

	Nine Months Ended
	September 30,		Difference
	2018	2019	$	%
Foreign exchange gains (losses)	$(42)	$115	$157	374
Interest income	238	177	(61)	(26)
Other income, net	632	223	(409)	(65)
Total other income	$828	515	$(313)	(38)

Total other income decreased by approximately $0.3 million, from $0.8 million for the nine months ended September 30, 2018 to $0.5 million for the nine months ended September 30, 2019. The decrease in other income is primarily related to royalty payments receivable under a December 2005 APA, whereby Xcyte sold certain assets and intellectual property to TSC through an APA and other related agreements. We have no knowledge of TSC’s activities and cannot predict when we may receive income under the APA, if any.

Foreign exchange losses

Foreign exchange gains increased by approximately $157,000, from a loss of $42,000 for the nine months ended September 30, 2018, to a gain of $115,000 for the nine months ended September 30, 2019.

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

Income tax benefit

The following table summarizes total income tax benefit for the nine months ended September 30, 2018 and 2019 (in $000s except percentages):

	Nine Months Ended
	September 30,		Difference
	2018	2019	$	%
Total income tax benefit	$985	$848	$(137)	(14)

The total income tax benefit, which comprised of research and development tax credits recoverable, decreased by $0.1 million from an income tax benefit of $1.0 million for the nine months ended September 30, 2018 to an income tax benefit of $0.9 million for the nine months ended September 30, 2019. Included in the income tax benefit for the nine months ended September 30, 2018 is $0.2 million relating to a prior period adjustment. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so. The amount of tax credits we will receive is entirely dependent on the amount of eligible expenses we incur. We expect our qualifying research and development expenditure for the year ended December 31, 2019 to remain relatively flat, in comparison to the year ended December 31, 2018.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of September 30, 2018 and 2019 (in $000s):

	Nine Months Ended
	September 30,
	2018	2019
Cash and cash equivalents	$18,973	$12,967
Working capital:
Current assets	$20,669	$15,836
Current liabilities	(4,003)	(2,071)
Total working capital	$16,666	$13,765

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments, licensing revenue, and a limited amount of product revenue from operations discontinued in September 2012. We have incurred significant losses since our inception. As of September 30, 2019, we had an accumulated deficit of $ 355.3 million.

Cash Flows

Cash used in operating, investing and financing activities for the nine months ended September 30, 2018 and 2019 is summarized as follows (in $000s):

	Nine Months Ended September 30,
	2018	2019
Net cash used in operating activities	$(4,665)	$(8,330)
Net cash provided by (used in) investing activities	(33)	22
Net cash provided by (used in) financing activities	(151)	3,898

Operating activities

Net cash used in operating activities increased by $3.6 million, from $4.7 million for the nine months ended September 30, 2018 to $8.3 million for the nine months ended September 30, 2019. The increase in cash used by operating activities was primarily the result of a change in working capital of $3.3 million and an increase in net loss of $0.3 million. The change in working capital was due to settlement of large trade payables and timing of research and development tax credit receipts.

Investing activities

Net cash provided by investing activities increased by approximately $55,000 for the nine months ended September 30, 2019 due to a reduction in capital expenditures on IT equipment, along with proceeds from sale of property and equipment.

Financing activities

Net cash provided by financing activities increased by $4.1 million, for the nine months ended September 30, 2019 as a direct result of receiving approximately $4.1 million in net proceeds from the issuance of common stock under the Sales Agreement with H.C. Wainwright & Co., LLC, offset by payments of preferred dividends.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of September 30, 2019, of our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Beginning January 1, 2019, we implemented ASU 2016‑02, Leases (Topic 842). There were no significant changes made in our internal controls over financial reporting as a result of the implementation.

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

PART II. Other Information

Item 1. Legal Proceedings

None.

Item 1A.   Risk Factors

There have been no material changes to our risk factors contained in our Annual Report on Form 10‑K for the year ended December 31, 2018. For a further discussion of our Risk Factors, refer to Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10‑K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a‑14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a‑14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10‑Q for the period ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: November 13, 2019	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and Executive Vice President, Finance