Form 10-K
period 2019-12-31
Cyclacel Pharmaceuticals, Inc.
filed 2020-03-05
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 00‑50626

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of   “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act:

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), as of June 28, 2019 (based upon the closing sale price of $0.5405 of such shares on The NASDAQ Capital Market on June 28, 2019), the last business day of the registrant’s most recently completed second fiscal quarter, was $9,278,819.

As of March 4, 2020, there were 17,199,974 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.   Business

The following Business Section contains forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risks, uncertainties and other factors including the risk factors set forth in Part I, Item 1A of this Annual Report on Form 10‑K. In this report, “Cyclacel,” the “Company,” “we,” “us,” and “our” refer to Cyclacel Pharmaceuticals, Inc.

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

Using our core strength in cancer cell cycle biology, we are evaluating several families of anticancer drugs that impact the cell cycle. In our transcriptional regulation program CYC065, our cyclin dependent kinase, or CDK, inhibitor, is being evaluated as a single agent and in combination with venetoclax in Phase 1 studies in patients with solid tumors and hematological malignancies. In our DNA damage response, or DDR, program we are evaluating sapacitabine in combination with venetoclax in Phase 1 studies in patients with hematological malignancies. In our anti-mitotic program, we are evaluating CYC140, a PLK1 inhibitor, in Phase 1 studies in patients with hematological malignancies. Our strategy is to build a diversified biopharmaceutical business focused in hematology and oncology based on a pipeline of novel drug candidates.

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

In general, cell cycle regulation is less well-controlled in cancer cells than in normal cells, which explains in part why cancer cells divide uncontrollably. Different CDKs are responsible for control of different aspects of proliferation, and when dysregulated, can be drivers of particular cancer sub-sets. Modulating CDK activity with targeted therapies is an attractive strategy to reinforce cell cycle control and decrease the rate of abnormal proliferation of cancer cells. The Food and Drug Administration, or FDA, approved CDK inhibitors, palbociclib, ribociclib and abemaciclib, are all being used with hormone therapy in the treatment of hormone receptor-positive, HER2‑negative breast cancer. This has led to great interest in the development of this class of drugs as oncology therapeutics.

Cyclacel’s founding scientist, Professor Sir David Lane, is an internationally recognized authority in cell cycle biology who discovered p53, a key tumor suppressor that malfunctions in about two-thirds of human cancers. Under his guidance, Cyclacel’s drug discovery and development programs concentrated on the CDK2/9 isoforms, which operate as key components of the p53 pathway. These efforts resulted in bringing two molecules into clinical trials: seliciclib, a first-generation CDK inhibitor, and CYC065, a second-generation CDK inhibitor, which has benefited from the Company’s clinical experience with seliciclib.

CYC065 has been evaluated in part 1 of a first-in-human, Phase 1 trial in patients with advanced solid tumors and a recommended Phase 2 dose was established. The study demonstrated that at the recommended Phase 2 dose, CYC065 durably suppresses MCL1, a member of the BCL2 family of survival proteins. Part 2 of the study is testing a more intensive dosing regimen and one patient with MCL1 amplified endometrial cancer has experienced a confirmed partial response. An oral formulation of CYC065 is also under evaluation in part 3 of the trial. CYC065 is under investigation in combination with other anticancer drugs, including BCL2 inhibitors, such as venetoclax. This combination is currently being evaluated in two clinical studies enrolling patients with relapsed refractory chronic lymphocytic leukemia, or CLL and relapsed or refractory acute myeloid leukemia, or AML or myelodysplastic syndromes, or MDS respectively. Preclinical data suggest that CYC065 may benefit adults and children with hematological malignancies, including AML, acute lymphocytic leukemias, or ALL, and in particular leukemias with rearrangement of the Mixed Lineage Leukemia gene (MLL-r), CLL, B-cell lymphomas, multiple myelomas, and patients with certain solid tumors, including breast and uterine cancers, and neuroblastomas.

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

As noted above, we have dosed the first patients in a Phase 1/2 study evaluating the safety and effectiveness of sapacitabine, in an all oral regimen in combination with venetoclax in patients with relapsed or refractory AML or MDS. The Phase 1/2 study is intended to enroll up to 40 patients with relapsed or refractory AML or MDS with the objective of determining the safety and efficacy of the combination. Secondary objectives include duration of response, CR, CRp, PR, or major HI, transfusion requirements, number of hospitalized days and overall survival. We have also evaluated sapacitabine in a Phase 1/2 combination study with seliciclib in patients with BRCA mutations. A Phase 1b/2 investigator-sponsored trial, or IST, is evaluating the safety and effectiveness of sapacitabine in combination with olaparib in patients with BRCA mutant breast cancer. The trial is being conducted at the Dana-Farber Cancer Institute in collaboration with the Company providing sapacitabine investigational drug and with AstraZeneca providing the approved PARP inhibitor olaparib.

Polo-like Kinase, or PLK1, Inhibitor — CYC140

CYC140 is a novel, small molecule, selective, PLK1 inhibitor. It has demonstrated potent and selective target inhibition, impressive efficacy in human tumor xenografts at non-toxic doses. The pharmaceutical properties of CYC140 are improved over earlier clinical stage PLK inhibitors. Polo Kinase was first discovered in fruit flies in 1988 by Cyclacel’s former Chief Scientist, Professor David Glover. PLK1 is a serine/threonine kinase with a central role in cell division, or mitosis, and is an important regulator of the DNA damage checkpoint. Cyclacel’s translational biology program supports the development of CYC140 in acute leukemias and solid tumors, including esophageal cancer. CYC140 is undergoing safety/tolerability evaluation in a Phase 1 trial in patients with advanced leukemias or MDS at MD Anderson Cancer Center.

Oncology Development Programs

We have generated several families of anticancer drugs that act on the cell cycle, including CDK inhibitors, nucleoside analogs and PLK inhibitors. In our development programs, we have used biomarker analysis to help evaluate whether our drug candidates are having their intended effect through their assumed mechanisms at different doses and schedules. Biomarkers are proteins or other biological substances, or analytes, whose presence in patient samples can serve as an indicator or marker of diseases, or may highlight patients more likely to respond to a particular treatment. Biomarker data from early clinical trials may also enable us to design subsequent trials more efficiently and to monitor patient compliance with trial protocols. For example, we have observed evidence of durable target engagement by CYC065 with prolonged suppression of the MCL1, or myeloid cell leukemia1, protein biomarker in peripheral blood cells in patient samples from our Phase 1 clinical study and we reported that sapacitabine efficacy is enhanced in tumor cells that are defective in homologous recombination DNA repair and that sapacitabine treatment increased a DNA damage marker in patient samples. We believe that biomarkers may allow us to select patients who are more likely to respond to our drugs in clinical trials and to increase the benefit to such patients.

Although a number of pharmaceutical and biotechnology companies are currently attempting to develop CDK inhibitors, nucleoside analogs and PLK inhibitors we believe that our drug candidates are differentiated in that they are available intravenously and/or orally and demonstrate unique target profiles and mechanisms.

 Research and Development Pipeline

The following table summarizes our development pipeline:

PROGRAM	INDICATION	DEVELOPMENT STATUS	RETAINED COMMERCIAL RIGHTS
Transcriptional Regulation
CYC065 CDK inhibitor (i.v.)	Solid Tumors incl. MCL1, MYC family, Cyclin E amplification	Phase 1 part 2 (ongoing)	Worldwide
	CLL combination with venetoclax, BCL2 inhibitor AML/MDS combination with venetoclax, BCL2 inhibitor	Phase 1 (ongoing) Phase 1 (ongoing)	Worldwide Worldwide
CYC065 CDK inhibitor (oral)	Solid tumors	Phase 1 part 3 (ongoing)	Worldwide

DNA Damage Response
Sapacitabine (oral) and olaparib PARP inhibitor	BRCA mutation positive breast cancer	Phase 1 (ongoing investigator-sponsored trial)	Worldwide (except Japan)

Sapacitabine (oral) in AML Phase 3 SEAMLESS study	AML ≥70 years unfit for or refused intensive chemotherapy	Phase 3 completed (subgroup analysis)	Worldwide (except Japan)

Mitosis Regulation
CYC140 PLK inhibitor (i.v.)	Advanced leukemias	Phase 1 (ongoing)	Worldwide

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

The FDA approved CDK4/6 inhibitors, palbociclib, ribociclib and abemaciclib, represent an important therapeutic advance and are associated with clinically meaningful survival advantages with good tolerability when combined with hormone therapy versus hormone therapy alone in patients with hormone receptor-positive, HER2‑negative breast cancer. CDK4/6 inhibitors induce senescence or dormancy of cancer cells, which may be associated with the emergence of resistance. If clinical manifestation of resistance becomes common, the therapeutic utility of CDK4/6 inhibitors could be hampered.

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

Different CDKs are responsible for controlling different aspects of proliferation which, when dysregulated, can be drivers of particular cancer sub-sets. Our CDK clinical candidates target:

•	CDK2, which drives cell cycle transition and
•	CDK9, which regulates transcription of certain genes, including cyclins, MCL1, MYC family and DNA double-strand break repair pathway components, through phosphorylation of RNA polymerase II.
o

MCL1 is overexpressed in many types of cancer acting as a survival and drug resistance mechanism. Multiple studies show that knockdown of MCL1 leads to cancer cell death and resensitization to drug treatment.

o

MYC proto-oncogenes encode MYC family proteins which ware overexpressed in over 50% of human cancers often via gene amplification. MYC proteins are transcriptional regulators which promote cancer cell growth and survival by increasing the expression of target genes involved in cell metabolism and growth. MYCN gene amplification is found in 45% of high-risk neuroblastomas, or NB, a childhood cancer with poor long term survival.

CYC065 is a selective, second-generation inhibitor of CDK2/9 that causes apoptotic death of cancer cells at sub-micromolar concentrations and is bioavailable via oral and intravenous routes. Antitumor efficacy has been achieved in preclinical models with once a day oral dosing at well tolerated doses. CYC065 is mechanistically similar to seliciclib, Cyclacel’s first-generation CDK2/9 inhibitor, but has much higher potency in vitro and in vivo, improved metabolic stability and longer patent protection. Translational biology data support development of CYC065 in MCL1 dependent cancers. In a Phase 1, first-in-human study of CYC065, prolonged reduction of MCL1 for at least 24 hours was achieved and preliminary anticancer activity observed. CYC065 has been shown to inhibit CDK9‑dependent oncogenic and leukemogenic pathways, including MYCN and mixed lineage leukemia rearrangements, or MLL-r. CYC065 and seliciclib both suppress the MCL1‑mediated survival pathway in cancer cells, leading to rapid induction of apoptosis in MCL1 dependent cancer cells, and can reverse drug resistance associated with the addiction of cancer cells to cyclin E, a partner protein of CDK2.

Clinical development

CYC065 has completed part 1 of a first-in-human, single agent, ascending dose, Phase 1 trial to assess its safety, tolerability, pharmacokinetics and pharmacodynamics in patients with advanced solid tumors (065-01, NCT02552953). The results of part 1 of the study were reported in an oral presentation at the 2018 Annual Meeting of the American Association of Cancer Research. 26 patients were treated with CYC065 as a 4‑hour infusion once every 3 weeks and a recommended Phase 2 dose, or RP2D, established. Durable MCL1 suppression was observed in 11 of 13 patients treated at the RP2D. Stable disease lasting at least six cycles was observed in six patients of which three had molecular features associated with CYC065’s mechanism, including MCL1, MYC or cyclin E. Dose limiting toxicities were reversible neutropenia, thrombocytopenia, febrile neutropenia, diarrhea, hypomagnesemia, white blood cell lysis syndrome and its associated electrolyte abnormalities and liver enzyme elevations. An ongoing part 2 of this Phase 1 translational study is evaluating additional dosing schedules in patients with advanced solid tumors, in particular those with amplification of MCL1, MYC family or cyclin E. One patient in part 2 with MCL1 amplified endometrial cancer has achieved a confirmed partial response and a patient with cyclin E amplified ovarian cancer shrinkage of target tumor lesions of 29% both after treatment with CYC065 as a single agent.  We are currently enrolling part 3 of the study to evaluate an oral form of CYC065.

Supported by strong preclinical activity and the evidence of durable suppression of MCL1 from the ongoing Phase 1 first-in-human (FIH) study we are further evaluating CYC065 in certain hematological malignancies.

MCL1 dependent cancers

Chronic lymphocytic leukemia (CYC065-02, NCT03739554)

We are enrolling a Phase 1 study to evaluate CYC065 in combination with venetoclax in patients with relapsed or refractory CLL. The study design and preliminary data from the study were presented at a poster presentation during the 61st American Society of Hematology 2019 Annual Meeting and Exposition. CYC065 is being administered intravenously via four-hour infusion on days 1 and 15 in combination with daily oral venetoclax. Initial dose escalation is 33% and 25% upon occurrence of the first dose limiting toxicity, or DLT. The primary objective is determination of a recommended Phase 2 dose, or RP2D, defined as the highest dose level at which less than one-third of at least six patients experience a DLT during the first treatment cycle. Treatment will continue until progression of disease, unacceptable toxicity or changes in patient condition that renders patients ineligible for further treatment. Laboratory tests and CT scans will be performed regularly to assess response according to standard criteria.

The first two R/R CLL patients enrolled in CYC065-02 both failed ibrutinib and one also failed CAR-T cell treatment and remained minimal residual disease, or MRD, positive after treatment with single agent venetoclax for 5 weeks. Both patients achieved shrinkage of enlarged lymph nodes by CT scan on the combination of venetoclax and CYC065 dosed once every two weeks at 64mg/m2. The patient who failed CAR-T cell therapy was MRD negative on the combination.

CLL cell survival depends on the expression of anti-apoptotic proteins, including MCL1 and BCL2. In this context, targeting MCL1 or BCL2 releases pro-death signals and commits CLL cells to apoptosis. Venetoclax was recently approved as a second line treatment of relapsed/refractory CLL with or without 17p deletion after at least one prior therapy.

The pan-CDK inhibitors flavopiridol and dinaciclib have shown efficacy in CLL clinical trials providing clinical proof-of-concept for the targeting of anti-apoptotic pathways in such leukemias. MCL1 expression can modulate resistance to BCL2 inhibition and is known to be upregulated in lymph node CLL cells, possibly leading to resistance to venetoclax.

Rapid cell death was induced in CLL and multiple myeloma cell lines after short exposure to CYC065, even in the presence of stromal cells which confer protection from standard treatments. MCL1 down-regulation was observed, consistent with the pro-apoptotic mechanism of CYC065. CYC065 synergizes with venetoclax in preclinical models at clinically achievable concentrations, supporting the clinical investigation of combination regimens of CYC065 and venetoclax.

Acute myeloid leukemia, or AML (CYC065-03, NCT04017546)

Drug resistance in AML has been attributed among others to high levels of MCL1. AML cell lines are highly sensitive to CYC065 and 5 to 8 hours treatment is sufficient to achieve induction of cell death. CYC065 has single agent efficacy in AML xenografts and the potential to be combined with approved AML therapies. In leukemia cells harboring the rearranged Mixed Lineage Leukemia gene (MLLr) CYC065 reduced both MCL1 expression and CDK9 dependent transcription of MLL-regulated leukemogenic genes.

We are enrolling a Phase 1 study evaluating CYC065 in combination with venetoclax in patients with relapsed or refractory AML or MDS. The study design and preliminary data from the study was presented at a poster presentation during the 61st American Society of Hematology 2019 Annual Meeting and Exposition. CYC065 is being administered intravenously via four-hour infusion on days 1 and 15 in combination with daily venetoclax on days 1 to 15. Initial dose escalation is 33% and 25% upon occurrence of the DLT. The primary objective is determination of RP2D defined as the highest dose level at which less than one-third of at least six patients experience a DLT during the first treatment cycle. Treatment will continue until progression of disease, unacceptable toxicity or changes in patient condition that renders patients ineligible for further treatment. Laboratory tests and bone marrow aspirate/biopsy will be performed to assess response according to standard criteria.

Three of nine patients in CYC065-03 at doses from 64 to 150 mg/m2  achieved decreases in leukemia blast cells in their peripheral blood as reported by investigators.

Published preclinical data

Preclinical data supports the molecular rationale and therapeutic potential of CYC065 in both hematologic and solid tumors.

•	Induces cancer cell death and can combine beneficially with other anti-cancer drugs

CYC065 targets key CDK9‑dependent oncogenic and leukemogenic survival pathways. Data presented at the 2018 Annual Meeting of the American Association of Cancer Research demonstrated strong synergy between, CYC065, and the BCL2 inhibitor, venetoclax in primary CLL, cells obtained  from patients, including those with 17p deletions. In addition, the combination was active in two CLL samples which were resistant to either agent alone.

Data presented at the 2016 Annual Meeting of the American Association of Cancer Research demonstrated that CYC065 can induce cell death and combined beneficially with anti-cancer drugs from the BCL2 and BET (Bromodomain and Extra-Terminal domain) inhibitor classes, in in vitro models of B-cell lymphoma, including double-hit lymphomas. Combinations of CYC065 with the BCL2 inhibitor, venetoclax (ABT‑199), or BET inhibitors were both synergistic. Short exposure to CYC065 was sufficient to downregulate MYC, an oncogene product aberrantly expressed in many cancers, and MCL1, an anti-apoptotic member of the BCL2 family, and to induce cell death. CYC065 treatment had no impact on BCL2 levels.

These findings support the hypothesis that dual targeting of the MCL1‑ and BCL2‑dependent mechanisms could induce synergistic cell death by apoptosis and highlight an opportunity to rationally disrupt the pathways promoting the survival of CLL cells. Cyclacel has opened for enrolment a Phase 1 clinical study to evaluate CYC065 in combination with venetoclax in patients with relapsed/refractory CLL.

Potent anticancer activity of CYC065 has been demonstrated in vivo in AML xenograft models resulting in over 90% inhibition of tumor growth.

•	Prolonged survival and reduced tumor burden in MYCN-addicted neuroblastoma

The MYCN oncogene is over-expressed in a number of different types of cancer, most notably neuroblastoma, but also rhabdomyosarcoma, medulloblastoma, astrocytoma, Wilms’ tumor and small cell lung cancer. Amplification of the MYCN oncogene is the most common genomic alteration in aggressive neuroblastomas, and is associated with poor clinical outcome. Preclinical data presented at the 2016 Childhood Cancer Meeting demonstrated that CYC065 prolonged survival in MYCN-addicted neuroblastoma models, and neuroblastoma cells with MYCN amplification and overexpression were found to be particularly sensitive. The mechanism of action of CYC065 included inhibition of MYCN transcription, downregulation of MYCN protein, blocking neuroblastoma cell proliferation and inducing apoptosis. There are no approved drugs that directly target MYCN, prompting the investigation of indirect approaches such as suppression of MYCN gene expression via CDK9 inhibition, or exploitation of a synthetic lethal relationship between MYCN amplification/ overexpression and inhibition of CDK2.

•	May reverse drug resistance associated with addiction of cancer cells to cyclin E, the partner protein of CDK2

In 2011, independent investigators published preclinical evidence that CYC065 as a single-agent can induce tumor growth delay in HER2‑positive breast cancer cells addicted to cyclin E and resistant to trastuzumab, while administration of CYC065 in combination with trastuzumab resulted in regression or sustained tumor growth inhibition.

•	May have activity in triple-negative breast cancer

Data presented at the 2015 San Antonio Breast Cancer Symposium demonstrated in particular the mechanistic rationale for clinical development of CYC065 in basal-like triple negative breast cancer, or TNBC, a cancer with poor prognosis frequently associated with BRCA mutations. Molecular characteristics of TNBC include amplification or overexpression of Cyclin E, the partner protein of CDK2, and MYC. CYC065 directs a pro-apoptotic mechanism in breast cancer cell lines, which includes transcriptional down regulation of key pro-survival and oncogenic regulators, including MCL1 and MYC. Like seliciclib, CYC065 combined effectively with sapacitabine in breast cancer cell lines.

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

DNA Damage Response program

Sapacitabine and venetoclax

We have dosed the first patients in a Phase 1/2 study (NCT01211457) evaluating the safety and effectiveness of sapacitabine, in an all oral regimen in combination with venetoclax in patients with relapsed or refractory AML or MDS. The Phase 1/2 study is intended to enroll up to 40 patients with relapsed or refractory AML or MDS with the objective of determining the safety and efficacy of the combination. Secondary objectives include duration of response, CR, CRp, PR, or major HI, transfusion requirements, number of hospitalized days and overall survival.

Sapacitabine and CDK inhibitor

Both sapacitabine and CNDAC, its major metabolite, have demonstrated potent anti-tumor activity in preclinical studies. Sapacitabine is an orally-available prodrug of CNDAC, which is a novel nucleoside analog, or a compound with a structure similar to a nucleoside. A prodrug is a compound that has a therapeutic effect after it is metabolized within the body. CNDAC has a significantly longer residence time in the blood when it is produced in the body through metabolism of sapacitabine than when it is given directly via intravenous administration. Sapacitabine acts through a novel mechanism whereby the compound interferes with DNA synthesis through the incorporation of CNDAC into DNA during replication or repair, triggering a beta-elimination reaction and leading to the formation of single-strand DNA breaks, or SSBs. During subsequent rounds of replication, SSBs are converted to double-strand breaks, or DSBs, which can be repaired by the homologous recombination, or HR, repair pathway, or, if unrepaired, result in cell death.

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

Data from Part 1 and 2 of the study were presented at the 2016 American Society of Clinical Oncology Annual Meeting. Antitumor activity was observed in the subgroup of 45 patients with breast, ovarian and pancreatic cancers who tested positive for BRCA mutations (44 germline and 1 sporadic) with an overall disease control rate of over 30%. Best responses were as follows:

	PART 1		PART 2
	BRCA carriers	Others	BRCA carriers	Others
	(n=16)	(n=22)	(n=28)	(n=1)
CR	1	—	—	—
PR	3	—	2	—
SD	2	6	7	1*
ORR (CR/PR)	25%	—%	7%	—%
Disease Control (CR/PR/SD)	6 -37.5%	6 -27.3%	9 -32.1%	1 -100.0%

*	Patient with a sporadic BRCA mutation, i.e. not inherited. CR=complete response, PR=partial response, SD=stable disease, ORR=overall response rate.

One CR and five PR were observed in BRCA mutation carriers with breast, ovarian and pancreatic cancers. No CR or PR was observed in BRCA negative patients. Treatment durations for three breast/ ovarian cancer responders in Part 1 are 54, 93 and over 240 weeks and one breast cancer responder  in Part 2 over 76 weeks respectively. Treatment durations for the two pancreatic  cancer responders,  one each in Parts 1 and 2, are 21 and 16 weeks, respectively. Responders included patients who underwent prior treatment with PARP inhibitors and PARP naïve patients. Stable disease was observed in nine BRCA mutation carriers and one sporadic BRCA positive patient, with treatment durations ranging from 16 to 88 weeks. The overall response rate, or ORR, is 11% (Part 1 ORR 25% and Part 2 7%). The difference in Part 1 and Part 2 ORRs may suggest that the seliciclib dose in the Part 2 schedule may be too low for enhancing the activity of sapacitabine. Dose limiting toxicities were reversible elevations in transaminase and bilirubin, neutropenia or febrile neutropenia and pneumonia. Adverse events were mild to moderate in intensity.

Pharmacodynamic effects of the seliciclib and sapacitabine combination were observed in skin biopsies. Part 1 biopsies following treatment showed a 2.3‑fold increase in DNA damage induced by sapacitabine, as measured by gamma-H2AX immunohistochemistry. Additional DNA damage occurred after treatment with seliciclib with a 0.58‑fold further increase in gamma-H2AX staining.

The study was extended to enroll an additional 20 BRCA mutation positive patients with metastatic breast cancer. Data from the completed extension study was presented at the 2019 American Association for Cancer Research, or AACR Annual Meeting. The study evaluated an oral, sequential regimen of sapacitabine, a nucleoside analog prodrug, and seliciclib, a 1st generation CDK2/9 inhibitor, in patients with metastatic breast cancer harboring BRCA1/2 mutations. Patients received seven days of sapacitabine followed by three days of seliciclib. Of 20 patients treated, six progressed on prior platinum therapy and seven on prior PARP inhibitor.

•

Two patients achieved confirmed PR and four SD of at least 6 months duration for an overall clinical benefit rate of 30%. Of the two patients achieving PR, one progressed previously on platinum treatment and one had received no prior platinum or PARP inhibitor.

•

Responses (PR or SD regardless of duration) occurred in 12 patients: 8/8 without prior progression on platinum or a PARP inhibitor (1 PR, 7 SDs), 3/6 patients who progressed on platinum (1 PR, 2 SDs), and 1/7 patients who progressed on a PARP inhibitor (1 SD).

•	The most frequent grade 3 adverse events were neutropenia (15%), AST/ALT elevation (20%), and rash (10%). The only grade 4 adverse events were neutropenia in 2 patients.
•	Progression on previous platinum agents or PARP inhibitors was associated with lack of benefit, putatively associated in some cases with BRCA reversion alterations.

Approved treatment for advanced ovarian cancer, including but not limited to BRCA-mutated (germline and/or somatic) associated advanced ovarian cancer, include the poly ADP-ribose polymerase, or PARP, inhibitors, olaparib, niraparib and rucaparib. We believe that sapacitabine, possibly administered alongside a PARP or CDK inhibitor,  may offer an alternative or complementary approach to PARP inhibitors  in this area of unmet medical need. As a result of these findings, a concomitant administration regimen of sapacitabine and olaparib PARP inhibitor is now being evaluated in an investigator-sponsored trial with collaborators Dana-Farber Cancer Institute and Astra Zeneca in approximately 64 patients with PARP inhibitor-naïve, metastatic HER2-negative breast cancer with germline BRCA1/2 mutation (NCT03641755).

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

The study is chaired by Hagop M. Kantarjian, M.D., Chairman and Professor, Department of Leukemia, The University of Texas MD Anderson Cancer Center. SEAMLESS is a multicenter, randomized, Phase 3 study of sapacitabine as a front-line treatment in 482 elderly patients aged 70 years or older with newly diagnosed AML who are not candidates for or have refused intensive induction chemotherapy. In SEAMLESS, an investigational arm of oral sapacitabine administered in alternating cycles with intravenous decitabine is compared with a control arm of intravenous decitabine administered alone. The primary efficacy endpoint is overall survival. Stratification factors at randomization were antecedent hematological disorders, baseline peripheral white blood cells and baseline bone marrow blasts. SEAMLESS completed enrollment in December 2014 with approximately 110 centers participating in the United States and Europe.

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

Stratified and exploratory subgroup analyses have been completed and have defined a patient population who may benefit from treatment with the experimental arm. We have met and received consistent guidance from three European regulatory authorities regarding a potential approval pathway for sapacitabine. The discussions followed submission of statistical and exploratory analyses demonstrating sapacitabine’s potential clinical benefit in a subgroup of patients for whom the sapacitabine regimen may represent an improvement over low intensity treatment by decitabine alone. We previously submitted, and have received validation of, a Pediatric Investigation Plan, or PIP, to the European Medicines Agency, or EMA.

Randomized Phase 2 clinical trial in older patients with MDS as a second-line treatment

We have evaluated sapacitabine in an open-label, multi-center, randomized Phase 2 trial in patients aged 60 or older with intermediate‑2  or high-risk MDS, after treatment failure of front-line hypomethylating agents, such as azacitidine and/or decitabine. The study randomized 63 patients with MDS of intermediate‑2 (n=52) or high-risk (n=11) classification by the International Prognostic Scoring System, or IPSS, at study entry to receive sapacitabine every 4 weeks in 3 dosing schedules.

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

Median overall survival after treatment failure of front-line hypomethylating agents, such as azacitidine and/or  decitabine, for patients with intermediate‑2  or high- risk disease per IPSS, is reported in the literature to range between 5.9 and 4.3 months. Patients with high-risk IPSS scores also have a high probability of experiencing transformation of their MDS into AML, an aggressive form of blood cancer with typically poor survival.

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

Polo-Like-Kinase inhibitor — CYC140

In our polo-like kinase, or PLK, inhibitor  program, we have discovered potent  and selective small molecule inhibitors  of PLK1, a kinase active during cell division, which target the mitotic phase of the cell cycle. Polo kinase was discovered by Professor David Glover, our former Chief Scientist. We are enrolling a Phase 1 FIH  study (NCT03884829) evaluating CYC140 in patients with advanced leukemias. We have retained worldwide rights to commercialize CYC140.

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

MD Anderson will conduct four clinical studies with a total projected enrollment of up to 170 patients, which will investigate CYC065, CYC140 and sapacitabine either as single agents or in combination with approved drugs. The collaboration leverages MD Anderson’s expertise in clinical development of drugs for hematological malignancies and our knowledge of cell cycle biology and mechanisms of cancer cell resistance to medicines.

Under the agreement, MD Anderson will assume the patient costs for all studies and we, as the sponsor, will provide investigational drugs and other limited support. Upon first commercial sale in specific indications studied in the alliance, we will make certain payments to MD Anderson.

Investigator-Sponsored Trials

Preclinical results from several independent investigators suggest that cell cycle inhibitors, such as seliciclib and related molecules, arrest the progress of the cell cycle and may have therapeutic benefit in the treatment of patients with autoimmune and inflammatory diseases as well as in diseases characterized by uncontrolled cell proliferation. Published data indicate potential benefit in glomerulonephritis, graft-versus-host disease, idiopathic pulmonary fibrosis, lupus nephritis, polycystic kidney disease and rheumatoid arthritis. Based on these data, investigators have approached us to be provided with seliciclib so that they can evaluate it in various indications in clinical trials.

In this regard, there are ongoing investigator sponsored trials, or ISTs, evaluating oral seliciclib capsules in endocrinologic and inflammatory indications in patients who have failed prior treatments. In an IST at Cedars-Sinai Medical Center, Los Angeles, supported in part by grants from The National Institute of Diabetes, Digestive and Kidney Diseases and the FDA, patients are being treated in an ongoing Phase 2 trial to evaluate seliciclib as a potential therapy for Cushing’s disease. Cushing’s disease is characterized by abnormally high levels of cortisol, a stress hormone, associated with pituitary tumors, which are highly sensitive to cell cycle disruptions. In a European IST, oral seliciclib capsules are being evaluated as a potential treatment for rheumatoid arthritis, or RA. Investigators are evaluating whether seliciclib can benefit patients with RA by targeting proliferating fibroblasts. If confirmed, this would be a novel approach compared  to approved  RA therapies. This study is also being supported by an approximately $1.5 million grant from the United Kingdom’s Medical Research Council.

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

Patents and Proprietary Technology

Patents and Proprietary Rights

We own 19 patents granted in the United States, 13 granted by the European Patent Office, or EPO, and 55 granted in other countries worldwide. In addition, we have a license to 39 patents granted in the US, by the EPO or worldwide.

We have 5 patent applications pending in the United States, 3 before the EPO, 10 pending patent applications in other countries and 1 pending PCT application still in the international application phase. No assurances can be given that any patents will be issued with respect to the pending applications, nor that the claims will provide equivalent coverage in all jurisdictions.

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

We give priority to obtaining substance of matter claims in the United States, the EPO, Japan and other important markets if such protection is available. We prefer composition of matter claims because they provide us with rights to the compounds themselves, and not merely a particular use. In addition to composition of matter claims, we seek coverage for solid state forms, polymorphic and crystalline forms, medical uses, combination therapies, specific regimens, pharmaceutical forms of our compounds and synthetic routes where available and appropriate. Claims covering combination therapies, specific regimens and pharmaceutical forms can be valuable because the therapeutic effect of pharmaceuticals used in the anticancer field is often enhanced when individual therapeutics are used in particular combinations or dosed in a certain way. The availability of protection in these areas can, however, vary from jurisdiction to jurisdiction and combination claims are particularly difficult to obtain  for many inventions.

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

CYC065

Issued patents for the CYC065 compound cover the United States, EPO and eleven other countries.

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

Separately, we own an issued United States patent with granted claims to a specified method of administration of sapacitabine, adding to the existing composition  of matter patents and supporting market exclusivity out to 2030. We also own patents issued in the United States and in Europe which claim methods of use of sapacitabine with hypomethylating agents, including decitabine which has been tested in the SEAMLESS  Phase 3 trial, and with other anticancer  drugs.

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

This testing and approval  process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates  will be granted on a timely basis, if at all. Preclinical and other nonclinical tests include laboratory evaluation  of product  chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of preclinical tests, together with manufacturing information and analytical data, are submitted  as part of an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA,  unless the FDA,  within the 30‑day time period, raises concerns or questions about the adequacy of the preclinical testing or the proposed  conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND, or those of our collaborators, may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product  development. Further, an independent  institutional review board,  or IRB, for each medical center proposing  to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that site and it must monitor  the clinical trial until completed. The FDA or the clinical trial sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice, or GCP, requirements, including those relating to informed consent.

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

Satisfaction of FDA regulations and requirements or similar requirements of state, local and the EMA authorities typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Typically, if a drug candidate is intended to treat a chronic disease, as is the case with some of our drug candidates, safety and efficacy data must be gathered over an extended period of time. Government regulation  may delay or prevent marketing  of drug candidates for a considerable  period of time and impose costly procedures upon our activities. The FDA or EMA may not grant approvals  for new indications  for our drug candidates  on a timely basis, if at all. Even if a drug candidate  receives regulatory  approval, the approval  may be significantly limited to specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a drug may result in restrictions on the drug or even complete withdrawal of the drug from the market. Delays in obtaining,  or failures to obtain, regulatory  approvals  for any of our drug candidates  would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

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

Other regulatory requirements

Any products manufactured or distributed by us or our collaborators pursuant to FDA or EMA approvals  are subject to continuing  regulation  by the FDA or EMA, including record-keeping  requirements and reporting  of adverse experiences associated with the drug (pharmacovigilance). Drug manufacturers and their subcontractors are required to register their establishments  with the FDA or EMA and certain state agencies and are subject to periodic unannounced inspections by the FDA or EMA and certain state agencies for compliance with ongoing regulatory  requirements, including cGMP, which impose certain procedural and documentation requirements  upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory  requirements  can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product,  injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations  and other ongoing FDA or EMA regulatory requirements. If our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA or EMA may halt our clinical trials, require us to recall a product  from distribution, or withdraw approval  of that product.

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

Competition

The biotechnology and biopharmaceutical industries are rapidly changing and highly competitive. We are seeking to develop and market drug candidates that will compete with other products and therapies that currently exist or are being developed. Other companies are actively seeking to develop products  that have disease targets similar to those we are pursuing. We face competition from many different sources, including commercial, pharmaceutical and biotechnology companies, academic institutions, government agencies and private and public research institutions. Many of our competitors have significantly greater financial, manufacturing, marketing  and drug development  resources than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we may develop. In addition, competitors compete in the areas of recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses. Some of these factors can delay completion of recruitment into our clinical trials.

A large number of drug candidates are in development for the treatment of leukemia and lymphomas, MDS, breast, lung, and nasopharyngeal cancer. Several pharmaceutical and biotechnology companies have CDK or MCL1 inhibitors in clinical trials including Adastra, Amgen, AstraZeneca, Bayer, Dainippon Sumitomo, G1 Therapeutics, Eli Lilly, Merck, MEI Pharma, Tiziana Life Sciences, Novartis, Otsuka, Pfizer, Servier and Syros. Several companies are pursuing discovery and research activities in each of the other areas that are the subject of our research and drug development programs. Several pharmaceutical and biotechnology companies have nucleoside analogs or other products on the market or in clinical trials which may be competitive to sapacitabine in both hematology and oncology indications. These include AbbVie, AstraZeneca, Boehringer Ingelheim, BMS, CTI Biopharma, Daiichi Sankyo, Jazz, GlaxoSmithKline, Johnson & Johnson, Lilly, MEI Pharma, Otsuka, Pfizer, Sanofi and Teva. We believe that Arbutus, Boehringer Ingelheim, GlaxoSmithKline, Merck, Onconova, Takeda and Trovagene have commenced clinical trials with PLK1 inhibitor candidates for hemato-oncology indications.

 Legal Proceedings

From time to time, we may be involved in routine litigation incidental to the conduct of our business. As of December 31, 2019 we were not party to any material legal proceedings.

Employees

As of March 5, 2020, we had 12 full-time employees. Our employees are not represented by any collective bargaining  agreements and management considers relations with our employees to be good.

Corporate information

We were incorporated in Delaware in August 1997. Our corporate headquarters are located at 200 Connell Drive, Suite 1500, Berkeley Heights, New Jersey 07922, and our telephone number is 908‑517‑7330. This is also where our medical and regulatory  functions are located. Our research facility is located in Dundee, Scotland, UK which is also the center of our translational work and development programs.

Available information

We file reports, proxy statements  and other information with the Securities and Exchange Commission, or the SEC. Copies of our reports, proxy statements  and other information may be inspected and copied at the public reference facilities maintained by the SEC at SEC Headquarters, Public Reference Room, 100 F Street, N.E., Washington D.C. 20549. The public may obtain  information on the operation of the SEC’s Public Reference Room by calling the SEC at 1‑800‑SEC‑0330. The SEC maintains  a website that contains reports, proxy statements  and other information regarding Cyclacel. The address of the SEC website is http://www.sec.gov.

We will also provide copies of our current reports on Form 8‑K, annual reports on Form 10‑K, quarterly  reports on Form 10‑Q and proxy statements,  and all amendments to those reports at no charge through  our website at www.cyclacel.com as soon as reasonably  practicable  after such material is electronically filed with, or furnished to, the SEC. We have not incorporated by reference in this Annual Report  on Form 10‑K the information on, or accessible through, our website. Copies are also available, without charge, from Cyclacel Pharmaceuticals, Inc., 200 Connell Drive, Suite 1500, Berkeley Heights, NJ 07922.

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

We have devoted significant research, development and clinical efforts and financial resources toward the development of sapacitabine. On February 23, 2017, we announced top-line results from the pivotal Phase 3 SEAMLESS study in elderly patients aged 70 years or older with newly diagnosed AML, who are not candidates for or have refused intensive induction chemotherapy. The trial did not meet its primary endpoint of demonstrating statistically significant improvement in overall survival for the experimental arm versus an active control. Our clinical development strategy in oncology will as a result, concentrate more on our two ongoing, clinical programs in DNA damage response and transcriptional regulation, which include our area of historical expertise in CDK inhibitors. These programs target biomarker-selected patients, such as those with BRCA mutations or resistance to existing cancer therapies.

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

•	negative or inconclusive results from clinical trials, as demonstrated by our announcement on February 24, 2017 that our SEAMLESS Phase 3 study failed to reach its primary endpoint;

•	unforeseen safety issues;
•	uncertain dosing issues that may or may not be related to incompletely explored pharmacokinetic and pharmacodynamics behaviors;
•

approval and introduction of new therapies or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications less attractive;

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

We have no manufacturing capacity and will rely on third party manufacturers for the late stage clinical trials, development and commercialization of any drugs we may develop or sell.

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates under development. We currently lack the resources or the capacity to manufacture any of our products on a clinical or commercial scale. We anticipate future reliance on a limited number of third party manufacturers until we are able, or decide to, expand our operations to include manufacturing capacities. If the FDA or EMA approve any of our drug candidates for commercial sale, or if we significantly expand our clinical trials, we will need to manufacture them in larger quantities and will be required to secure additional or alternative third-party suppliers to our current suppliers. To date, our drug candidates have been manufactured in small quantities for preclinical testing and clinical trials and we may not be able to successfully increase the manufacturing capacity, whether in collaboration with our current or future third-party manufacturers or on our own, for any of our drug candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA and EMA must review and approve. If we are unable to successfully increase the manufacturing capacity for a drug candidate, whether for late stage clinical trials or for commercial sale, or are unable to secure alternative third-party suppliers to our current suppliers, the drug development, regulatory approval or commercial launch of any related drugs may be delayed or blocked or there may be a shortage in supply. Even if any third-party manufacturer makes improvements in the manufacturing process for our drug candidates, we may not own, or may have to share, the intellectual property rights to such innovations. Any performance failure on the part of manufacturers could delay late stage clinical trials and development or regulatory approval of our drugs, the commercialization of our drugs or our ability to sell our commercial products, producing additional losses and depriving us of potential product revenues.

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

The clinical development, manufacturing, selling and marketing of our drug candidates are subject to extensive regulation by the FDA and EMA in the United States, the European Union and elsewhere. These regulations also vary in important, meaningful ways from country to country. We are not permitted to market a potential drug in the United States or Europe until we receive approval of an NDA from the FDA or an MAA from the EMA. We have not received an NDA or MAA approval from the FDA or EMA for any of our drug candidates.

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

Additionally, the United Kingdom’s determination to leave the European Union, or Brexit has resulted in a decision to move the EMA from the United Kingdom to the Netherlands, which was completed in January 2020. This transition may cause disruption in the administrative and medical scientific links, including delays in granting clinical trial authorization or marketing authorization.

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

If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or if a regulatory agency disagrees with the promotion, marketing or labeling of a product, it may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, the FDA and EMA may, among other things:

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

A large number of drug candidates are in development for the treatment of leukemia, lung cancer, lymphomas and nasopharyngeal cancer. Several pharmaceutical and biotechnology companies have nucleoside analogs,  CDK inhibitors, PLK1 inhibitors or other products on the market or in clinical trials which may be competitive to our drugs in both hematological and oncology indications. Our competitors, either alone or together with collaborators, may have substantially greater financial resources and research and development staff. Our competitors may also have more experience:

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

Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance. If there is not sufficient reimbursement for our products, it is less likely that they will be widely used. Market acceptance and sales of our product candidates that we develop, if approved, will depend on reimbursement policies, and may be affected by future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. Discussions continue at the federal level regarding policies that would require manufacturers to pay higher rebates in Medicare Part D, give states more flexibility on drugs that are covered under the Medicaid program, and other policy proposals that could impact reimbursement for our products. We cannot be certain that reimbursement will be available for our product candidates that we develop. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, our products. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize any of our product candidates.

Several states, including Florida, Colorado, and Maine, have enacted laws or proposed legislation designed to facilitate the importation of prescription drugs from Canada and other foreign countries. Other states could adopt similar approaches or could pursue different policy changes in a continuing effort to reduce healthcare costs.  Additionally, proposals have been introduced in Congress that aim to overhaul provisions of the Patient Protection and Affordable Care Act, to allow re-importation of prescription drugs from foreign countries and enable Medicare to negotiate drug prices with biopharmaceutical manufacturers.

Our business may be affected by the efforts of government and third-party pairs to contain or reduce the cost of healthcare through various means.

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

We may be required to defend lawsuits or pay damages in connection with the alleged or actual violation of healthcare statutes such as fraud and abuse laws, and our corporate compliance programs can never guarantee that we are always in compliance with all relevant laws and regulations.

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

We have funded all of our operations and capital expenditures with proceeds from the issuance of public equity securities, private placements of our securities, interest on investments, licensing revenue, government grants, research and development tax credits and product revenue. In order to conduct the lengthy and expensive research, preclinical testing and clinical trials necessary to complete the development and marketing of our drug candidates, we will require substantial additional funds. We may have insufficient public equity available for issue to raise the required additional substantial funds to implement our operating plan and we may not be able to obtain the appropriate stockholder approvals necessary to increase our available public equity for issuance within a time that we may require additional funding. Based on our current operating plan, we expect our existing resources to be sufficient to fund our planned operations through at least the first quarter of 2021, although our estimates may prove to be incorrect and we could spend our available financial resources faster than we currently expect. To meet our long-term financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. To the extent that we raise additional funds through collaborations and licensing arrangements, we may have to relinquish valuable rights to our drug discovery and other technologies, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. Additional funding may not be available to us on favorable terms, or at all, particularly in light of the current economic conditions. If we are unable to obtain additional funds, we may be forced to delay or terminate our current clinical trials and the development and marketing of our drug candidates including sapacitabine.

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

The United Kingdom’s withdrawal from the European Union could adversely impact our business, results of operations and financial condition.

Following recent European Parliament elections and the general election in the United Kingdom, the United Kingdom left the European Union on January 31, 2020.

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

Any effects of Brexit could materially adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

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

We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of December 31, 2018 and December 31, 2019, our accumulated deficit was $349.8 million and $357.6 million, respectively. Our net loss was $7.3 million and $7.8 million for the years ended December 31, 2018 and 2019, respectively. In addition to the SEAMLESS study, which we announced on February 23, 2017 failed to reach its primary endpoint, our drug candidates are in the early- to mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years as we continue our research and development of our drug candidates, seek regulatory approvals and commercialize any approved drugs. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.

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

On January 11, 2019, we received a letter from the Listing Qualifications Staff, or Staff of The Nasdaq Stock Market LLC indicating that the Company had not regained compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5450(a)(1), or Bid Price Rule. Pursuant to the Nasdaq Listing Rule 5810(c)(3)(A), the Company was granted a 180-calendar day compliance period, or until July 7, 2019, to regain compliance with the minimum bid price requirement. During the initial compliance period, the Company’s shares of common stock continued to be listed and traded on The Nasdaq Capital Market. To regain compliance, the closing bid price of the Company’s shares of common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180-day grace period, which was not satisfied during the initial compliance period. Thereafter, the Company had been afforded a second 180-calendar day compliance period, or until January 6, 2020, to regain compliance with the Bid Price Rule since the Company notified Nasdaq of its intent to cure the deficiency by effecting a reverse stock split in order to regain compliance therewith.

The Company was unable to regain compliance with the Bid Price Rule by January 6, 2020. Accordingly, on January 7, 2020, the Company received a letter from the Staff notifying it that its Common Stock would be subject to delisting from Nasdaq unless the Company timely appealed Nasdaq’s determination to a Nasdaq Listing Qualifications Panel, or Panel.

The Company timely appealed Nasdaq’s determination to the Panel to request a hearing, at which time it will present its plan to gain compliance with the Bid Price Rule, and request a further extension of time to do so. The Panel has the discretion to grant the Company up to an additional 180 calendar days from the date of the Staff’s notice, or until July 6, 2020, to satisfy the Bid Price Rule. The Company’s appeal has automatically stayed any delisting action pending the issuance of a final decision and the expiration of any further extension granted by the Panel. There can be no assurance that the Panel will grant the Company’s request for continued listing.

Notwithstanding the above, on October 28, 2019 the Company’s stockholders approved a proposed amendment to our Amended and Restated Certificate of Incorporation that shall, when filed, effect a reverse stock split at a ratio of not less than 1-for-5 and not greater than 1-for-20, with the exact ratio and effective time of the reverse stock split to be determined by the Company's board of directors before the filing of the certificate of amendment, and in any event, at any time within one year of the date of the Special Meeting. The Company believes that it shall therefore be in a position to cure the deficiency by effecting a reverse stock split in order to regain compliance with the minimum closing bid price requirement if the panel does not grant the Company’s request for continued listing.

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

Our business may be adversely affected by the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other parts of the word, including the United States and Europe, and efforts to contain its spread have intensified.  The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Should the coronavirus continue to spread, our business operations could be delayed or interrupted.  For instance, if the coronavirus spreads to Central New Jersey or Dundee, Scotland we may need to ask our employees to temporarily work from home.  The spread of the coronavirus throughout the world may also create global economic uncertainty, which may cause partners, suppliers and potential customers to closely monitor their costs and reduce their spending budget.  If either of the foregoing were to occur, it could materially adversely affect our clinical trials, supply chain, financial condition, revenues, profitability and cash flows.

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

We may be subject to damages resulting from claims that our employees or we have wrongfully used or disclosed alleged trade secrets of former employers.

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

There is a risk that we are infringing or will infringe on the proprietary rights of third parties because patents and pending applications belonging to third parties exist in the United States, the European Union and elsewhere in the world in the areas of our research. Others might have been the first to make the inventions covered by each of our or our licensors’ pending patent applications and issued patents and might have been the first to file patent applications for these inventions. We are aware of several published patent applications, and understand that others may exist, that could support claims that, if granted and held valid, could cover various aspects of our developmental programs, including in some cases particular uses of our drug candidates CYC065, CYC140 and sapacitabine, other therapeutic candidates, or substances, processes and techniques that we use in the course of our research and development and manufacturing processes. We are aware that other patents exist that claim substances, processes and techniques, which, if held valid, could potentially restrict the scope of our research, development or manufacturing operations. In addition, we understand that other applications and patents exist relating to potential uses of CYC065, CYC140 and sapacitabine that are not part of our current clinical programs for these compounds. Numerous third-party United States and foreign issued patents and pending applications exist in the area of kinases, including CDK and PLK for which we have research programs. For example, some pending patent applications contain broad claims that could represent freedom to operate limitations for some of our kinase programs should they be issued unchanged. Although we intend to continue to monitor these applications, we cannot predict what claims will ultimately be allowed and if allowed what their scope would be. In addition, because the patent application process can take several years to complete, there may be currently pending applications, unknown to us, which may later result in issued patents that cover the production, manufacture, commercialization or use of our drug candidates. If we wish to use the technology or compound claimed in issued and unexpired patents owned by others, we will need to obtain a license from the owner, enter into litigation to challenge the validity of the patents or incur the risk of litigation in the event that the owner asserts that we infringe its patents. In one case we have opposed a European patent relating to human aurora kinase and the patent has been finally revoked (no appeal was filed).

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

As a public company, we face and will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that we would not incur as a private company. Compliance with the Sarbanes Oxley Act of 2002, as well as other rules of the SEC, the Public Company Accounting Oversight Board and Nasdaq resulted in a significant initial cost to us as well as an ongoing compliance cost. As a public company, we are subject to Section 404 of the Sarbanes Oxley Act relating to internal control over financial reporting. We have completed a formal process to evaluate our internal controls for purposes of Section 404, and we concluded that as of December 31, 2019, our internal control over financial reporting was effective. As our business grows and changes, there can be no assurances that we can maintain the effectiveness of our internal controls over financial reporting. In addition, our independent certified public accounting firm has not provided an opinion on the effectiveness of our internal controls over financial reporting for the year ended December 31, 2019 because we are a smaller reporting company. In the event our independent auditor is required to provide an opinion on such controls in the future, there is a risk that the auditor would conclude that such controls are ineffective.

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

In addition, in the event a third party seeks to acquire our company or acquire control of our company by way of a merger, but the terms of such offer do not provide for our preferred stock to remain outstanding or be converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to our preferred stock, the terms of the Certificate of Designations of our preferred stock provide for an adjustment to the conversion ratio of our preferred stock such that, depending on the terms of any such transaction, preferred stockholders may be entitled, by their terms, to receive up to $10.00 per share in common stock, causing our common stockholders not to receive as favorable a price as the price at which such shares may be trading at the time of any such transaction. As of December 31, 2019, there were 335,273 shares of our preferred stock issued and outstanding. If the transaction were one in which proceeds were received by the Company for distribution to stockholders, and the terms of the Certificate of Designations governing the preferred stock were strictly complied with, approximately $4.0 million would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time. Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.

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

Item 3.   Legal Proceedings

From time to time, we may be involved in routine litigation incidental to the conduct of our business. As of December 31, 2019, we were not a party to any material legal proceedings.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Capital Market, or Nasdaq, under the symbol “CYCC”. Our preferred stock currently trades on Nasdaq under the symbol “CYCCP”.

Holders of Common Stock

On March 4, 2020, we had approximately 30 registered holders of record of our 17,199,974 shares of common stock outstanding. On March 4, 2020, the closing sale price of our common stock as reported by NASDAQ was $0.56 per share.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This report contains certain statements that may be deemed ‘forward-looking statements’ within the meaning of United States securities laws. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Certain factors that could cause results to differ materially from those projected or implied in the forward looking statements are set forth in this Annual Report on Form 10‑K for the year ended December 31, 2019 under the caption “Item 1A — Risk factors”.

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

During 2019, our primary focus has been on our transcriptional regulation program which is evaluating CYC065 as a single agent in solid tumors and in combination with venetoclax in patients with relapsed or refractory AML/MDS and CLL. The DNA damage response program is evaluating an oral combination of sapacitabine and venetoclax in patients with relapsed or refractory AML/MDS and an  investigator sponsored trial is evaluating an oral combination of sapacitabine and olaparib in patients with BRCA mutant breast cancer. The anti-mitotic program is evaluating CYC140, a PLK1 inhibitor, in advanced leukemia/MDS patients.

Transcriptional Regulation Program

CYC065 has been evaluated in part 1 of a first-in-human, Phase 1 trial  in patients with advanced solid tumors and a recommended Phase 2 dose was established. The study demonstrated that at the recommended Phase 2 dose CYC065 durably suppresses MCL1, a member of the BCL2 family of survival proteins. Part 2 of the study is testing a more intensive dosing regimen and one patient with MCL1 amplified endometrial cancer has experienced a confirmed partial response. An oral formulation of CYC065 is also under evaluation in part 3 of the trial. CYC065 is under investigation in combination with other anticancer drugs, including BCL2 inhibitors, such as venetoclax. This combination is currently being evaluated in two clinical studies enrolling patients with relapsed refractory CLL and relapsed or refractory AML or MDS respectively. Preclinical data suggests that CYC065 may benefit adults and children with hematological malignancies, including AML, acute lymphocytic leukemias (ALL), and in particular leukemias with rearrangement of the Mixed Lineage Leukemia gene (MLL-r), CLL, B-cell lymphomas, multiple myelomas, and patients with certain solid tumors, including breast and uterine cancers, and neuroblastomas.

DNA Damage Response, or DDR, Program

We are evaluating sapacitabine in a Phase 1 combination study with venetoclax in patients with relapsed/refractory AML and MDS. A Phase 1b/2 investigator-sponsored clinical trial is underway to evaluate the safety and effectiveness of sapacitabine in combination with olaparib in patients with BRCA mutant  breast cancer. The trial is being conducted at the Dana-Farber Cancer Institute with collaborators Cyclacel and AstraZeneca providing sapacitabine investigational drug and the approved PARP-inhibitor olaparib, respectively.

CYC140

CYC140 is a novel, small molecule, selective polo-like-kinase 1 (PLK1) inhibitor which is open for enrollment in a FIH study in patients with advanced leukemias and MDS. CYC140 is differentiated from previous clinical PLK1 inhibitors, demonstrating potent and selective target inhibition and high activity in xenograft models of human cancers when dosed orally at non-toxic doses and is the subject of a translational biology program  focused on acute leukemias and certain solid tumors, such as esophageal cancer.

MD Anderson Clinical Collaboration

On October 1, 2018, the Company entered into a three-year Clinical Collaboration Agreement, or CCA with The University of Texas MD Anderson Cancer Center, or MD Anderson. The main objective of the CCA is to clinically evaluate the safety and efficacy of all three clinical stage Cyclacel medicines in patients with hematological malignancies, including AML, CLL, MDS and other advanced leukemias. Under the terms of the CCA, MD Anderson will conduct four clinical studies with a total projected enrollment of up to 170 patients. Under the risk-sharing agreement MD Anderson  will assume the patient costs for all studies and Cyclacel, who is the sponsor, will provide investigational  drugs and other limited support. Upon first commercial sale in specific indications studied in the alliance, Cyclacel will make certain payments to MD Anderson.

Cyclacel currently retains virtually all marketing rights worldwide to the compounds associated with the Company’s drug programs.

Common Stock Sales Agreement

On October 4, 2018, the Company entered into a Common Stock Sales Agreement, or the Sales Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, as sales agent, pursuant to which Wainwright may sell shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $5,000,000, by any method that is deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Shares sold under the Sales Agreement will be offered and sold pursuant to the Company’s previously filed and effective Registration Statement on Form S‑3 and a prospectus supplement and accompanying base prospectus. The Company will pay Wainwright a commission of 3.0% of the gross sales price per share sold. A net $4.7 million was raised pursuant to the Sales Agreement, which was subsequently terminated by its terms in March 2019.

Dividend on Preferred Stock

On December 10, 2019, the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s Preferred Stock. The cash dividend was paid on February 1, 2020 to the holders of record of the Preferred Stock as of the close of business on January 17, 2020.

Results of Operations

Years Ended December 31, 2018 and 2019

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

The following table summarizes the components of our revenues for the years ended December 31, 2018 and 2019 (in thousands except percentages):

	Year ended December 31,		Difference
	2018	2019	$	%
Collaboration and research and development revenue	150	—	(150)	—
Total Revenue	$150	$—	$(150)	—

Collaboration and research and development revenue represents a milestone payment in respect to a collaboration, licensing and supply agreement with ManRos Therapeutics SA or ManRos, entered into in June 2015. We had no revenue in 2019 relating to this agreement.

The future

Following termination by ManRos of the collaboration, licensing and supply agreement in 2019, there will be no further revenues thereunder. All amounts due under the agreement have been received.

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

The following table provides information with respect to our research and development expenditures for the years ended December 31, 2018 and 2019 (in thousands except percentages):

	Year Ended
	December 31,		Difference
	2018	2019	$	%
Transcriptional Regulation	$2,522	$3,057	$535	21
DNA Damage Response (Sapacitabine)	857	489	(368)	(43)
Other research and development programs and expenses	948	1,112	164	17
Total research and development expenses	$4,327	$4,658	$331	8

Research and development expenses represented 45% and 48% of our operating expenses for the years ended December 31, 2018 and 2019, respectively.

Research and development expenses increased by $0.3 million to $4.7 million for the year ended December 31, 2019 from $4.3 million for the year ended December 31, 2018. Research and development expenses relating to transcriptional regulation increased by approximately $0.5 million from $2.5 million for the year ended December 31, 2018 to $3.1 million for the year ended December 31, 2019, as the clinical evaluation of CYC065 progresses. Research and development expenses relating to DNA Damage Response decreased by $0.4 million from $0.9 million for the year ended December 31, 2018 to $0.5 million for the year ended December 31, 2019, primarily as a result of expenditures associated with drug supply manufacturing not being required in 2019. Research and development expenses relating to other research and development increased by $0.2 million from $0.9 million for the year ended December 31, 2018 to $1.1 million for the year ended December 31, 2019, primarily due to the progression of the clinical evaluation of the CYC140 program.

The future

We anticipate that overall research and development expenses for the year ended December 31, 2020 will increase compared to the year ended December 31, 2019 as we progress our clinical development programs.

General and administrative

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the total general and administrative expenses for the years ended December 31, 2018 and 2019 (in thousands except percentages):

	Year Ended
	December 31,		Difference
	2018	2019	$	%
Total general and administrative expenses	$5,371	$5,024	$(347)	(6)

Total general and administrative expenses represented 55% and 52% of our operating expenses for the years ended December 31, 2018 and 2019, respectively.

Our general and administrative expenditures decreased by 6%  to $5.0 million for the year ended December 31, 2019 compared to $5.4 million for the year ended December 31, 2018 due to a reduction in legal and professional costs.

The future

We expect general and administrative expenditures for the year ended December 31, 2020 to remain at a similar level compared to our expenditures for the year ended December 31, 2019.

Other income (expense), net

The following table summarizes the other income (expense) for years ended December 31, 2018 and 2019 (in thousands except percentages):

	Year Ended
	December 31,		Difference
	2018	2019	$	%
Foreign exchange gains (losses)	$(90)	$101	$191	212
Interest income	331	224	(107)	(32)
Other income, net	682	231	(451)	(66)
Total other income	$923	556	$(367)	(40)

Total other income, net, decreased by approximately $0.4 million from approximately $0.9 million for the year ended December 31, 2018 to approximately $0.6 million for the year ended 31 December, 2019. The decrease in other income is primarily related to lower royalties receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by the Company in March 2006) sold certain assets and intellectual property  to ThermoFisher Scientific Company, or TSC (formerly Life Technologies Corporation) through  an APA and other related agreements. The assets and technology were not part of the Company’s product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, the company recognized $682,000 and $223,000 of other income arising from sales related to this transaction during the years ended December 31, 2018 and 2019, respectively. We have no knowledge of TSC’s activities and cannot predict when we may receive income under the APA, if any. Total other income declined further as a result of a $0.1 million reduction in interest income due to lower cash balances during the year ended December 31, 2019 compared to the year ended December 31, 2018.

Foreign exchange gains (losses)

Foreign exchange gains increased by $0.2 million to a gain of approximately $0.1 million for the year ended December 31, 2019 compared to a loss of approximately $0.1 million for the year ended December 31, 2018.

We have a number of intercompany loans in place between our parent company based in New Jersey and our subsidiary based in Scotland. The intercompany loans outstanding are not expected to be repaid in the foreseeable future and the nature of the funding advanced is of a long-term investment nature. Therefore, all unrealized foreign exchange gains or losses arising on the intercompany loans are recognized in other comprehensive income until repayment of the intercompany loan becomes foreseeable. Favorable unrealized foreign exchange movements related to intercompany loans resulted in a gain of $6.8 million for the year ended December 31, 2019 and an unfavorable unrealized foreign exchange movement resulted in a loss of $9.3 million for the year ended December 31, 2018.

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

The following table summarizes total income tax benefit for the years ended December 31, 2018 and 2019 (in thousands except percentages):

	Year Ended
	December 31,		Difference
	2018	2019	$	%
Total income tax benefit	$1,337	$1,296	$(41)	(3)

The income tax benefit remained flat at approximately $1.3 million for each of the years ended December 31, 2018 and December 31, 2019. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will continue to elect to receive payment of the tax credit. The amount of tax credits we will receive is entirely dependent on the amount of eligible expenses we incur. As we expect our eligible expenses to be higher in the fiscal year ended December 31, 2020, the level of tax credits recoverable is anticipated to be higher in 2020 compared to the fiscal year ended December 31, 2019. The US Tax Cuts and Jobs Act enacted in December 2017 has not had a material effect on the company’s results of operations or financial position.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of December 31, 2018 and 2019 (in thousands):

	Year Ended
	December 31,
	2018	2019
Cash and cash equivalents	$17,504	$11,885
Working capital:
Current assets	$19,787	$14,017
Current liabilities	(4,451)	(2,420)
Total working capital	$15,336	$11,597

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments, licensing revenue, royalty income, and a limited amount of product revenue from operations discontinued in September 2012. We have incurred significant loses since our inception. As of December 31, 2019, we had an accumulated deficit of $357.6 million.

Cash Flows

Cash provided by (used in operating, investing and financing activities for the years ended December 31, 2018 and 2019 is summarized as follows (in thousands):

	Year Ended December 31,
	2018	2019
Net cash used in operating activities	$(6,701)	$(9,447)
Net cash provided by (used in) investing activities	(39)	28
Net cash provided by (used in) financing activities	429	3,848

Operating activities

Net cash used in operating activities increased by $2.7 million, from $6.7 million for the year ended December 31, 2018 to $9.4 million for the year ended December 31, 2019. The increase in cash used by operating activities was primarily the result of a change in working capital of $2.2 million and an increase in net loss of $0.5 million. The change in working capital was due to settlement of large, end of clinical trial trade payables and timing of research and development tax credit receipts.

Investing activities

Net cash used in investing activities increased by $67,000 for the year ended December 31, 2019 due to a reduction in capital expenditures on IT equipment, along with proceeds from sale of property and equipment.

Financing activities

Net cash provided by financing activities was $3.8 million for the year ended December 31, 2019, primarily as a result of approximately $4.1 million in net proceeds from the issuance of common stock under the Sales Agreement with Wainwright, offset by dividend payments of approximately $0.2 million to the holders of our 6% Preferred Stock.

Net cash provided by financing activities was $0.4 million for the year ended December 31, 2018, primarily as a result of the approximately $0.6 million in net proceeds from the issuance of common stock under the Sales Agreement with Wainwright, offset by dividend payments of approximately $0.2 million to the holders of our 6% Preferred Stock.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future and cannot guarantee that we will generate any significant product revenues until a product candidate has been approved by the FDA or EMA in other countries and successfully commercialized.

We believe that existing funds together with cash generated from operations, including the R&D tax credit, and recent financing activities, are sufficient to satisfy our planned working capital, capital expenditures and other financial commitments through the first quarter of 2021. However, we do not currently have sufficient funds to complete development and commercialization of any of our drug candidates. Current business and capital market risks could have a detrimental  effect on the availability of sources of funding and our ability to access them in the future, which may delay or impede our progress of advancing our drugs currently in the clinical pipeline to approval by the FDA or EMA for commercialization. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

Contractual Obligations

The following table summarizes our long-term contractual obligations as of December 31, 2019 (in thousands):

		Payments Due by Period
		Less than			More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years
Operating Lease Obligation(1)	$1,957	$340	$678	$670	$269

(1)	Operating lease obligations relate primarily to leasing of office and laboratory space at our Dundee, Scotland, UK location. The lease, which was entered into in October 2000, expires in October 2025.

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

We grant certain stock compensation awards that vest only upon achievement of certain performance conditions. If, in our judgment, achievement of those performance conditions is not probable, we do not recognize any compensation cost for those awards. As of December 31, 2019, we have outstanding 280,000 restricted stock unit awards that contain one or more performance conditions. None of these awards have satisfied their performance criteria and have not yet vested pursuant to their terms. At this time, management does not believe that the performance conditions are probable of being met. Accordingly, we have not recorded any compensation cost associated with these grants.  If our judgment as to the likelihood of the awards vesting changes, we could recognize up to approximately $149,000 of compensation cost in future periods.

Recent Accounting Pronouncements Not Yet Effective

In August 2018, the FASB issued ASU 2018‑15, "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract." ASU 2018‑15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the non-cancellable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. The effective date of this pronouncement is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The standard can be adopted either using the prospective or retrospective transition approach. The Company does not believe that the adoption of this new standard will have a material impact on the Company’s consolidated financial statements and disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information response to this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cyclacel Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cyclacel Pharmaceuticals, Inc. and its subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations (loss), comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Adoption of ASU No. 2016-02 (Topic 842)

As discussed in Note 2 to the financial statements, in 2019, the Company has changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

March 5, 2020

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2018	2019
ASSETS
Current assets:
Cash and cash equivalents	$17,504	$11,885
Prepaid expenses and other current assets	2,283	2,132
Total current assets	19,787	14,017
Property and equipment, net	36	27
Right-of-use lease asset	—	1,264
Total assets	$19,823	$15,308
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,719	$890
Accrued and other current liabilities	1,732	1,530
Total current liabilities	4,451	2,420
Lease liability	—	1,191
Other liabilities	100	—
Total liabilities	4,551	3,611
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2018 and December 31, 2019;
6% Convertible Exchangeable preferred stock; 335,273 shares issued and outstanding at December 31, 2018 and December 31, 2019. Aggregate preference in liquidation of $4,006,512 as of December 31, 2018 and December 31, 2019.	—	—
Series A convertible preferred stock, $0.001 par value; 264 shares issued and outstanding at December 31, 2018 and December 31, 2019.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2018 and December 31, 2019; 12,497,447 and 17,199,974 shares issued and outstanding at December 31, 2018 and December 31, 2019.	12	17
Additional paid-in capital	365,817	370,126
Accumulated other comprehensive loss	(760)	(819)
Accumulated deficit	(349,797)	(357,627)
Total stockholders’ equity	15,272	11,697
Total liabilities and stockholders’ equity	$19,823	$15,308

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (LOSS)

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2018	2019
Revenues:
Collaboration and research and development revenue	$150	$—
Total revenues	150	—
Operating expenses:
Research and development	4,327	4,658
General and administrative	5,371	5,024
Total operating expenses	9,698	9,682
Operating loss	(9,548)	(9,682)
Other income (expense):
Foreign exchange gains (losses)	(90)	101
Interest income	331	224
Other income, net	682	231
Total other income, net	923	556
Loss before taxes	(8,625)	(9,126)
Income tax benefit	1,337	1,296
Net loss	(7,288)	(7,830)
Dividend on convertible exchangeable preferred shares	(201)	(201)
Net loss applicable to common shareholders	$(7,489)	$(8,031)
Basic and diluted earnings per common share:
Net loss per share – basic and diluted	$(0.62)	$(0.49)
Weighted average common shares outstanding	12,094,131	16,321,746

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended
	December 31,
	2018	2019
Net loss	$(7,288)	$(7,830)
Translation adjustment	9,370	(6,812)
Unrealized foreign exchange gain on intercompany loans	(9,336)	6,753
Comprehensive loss	$(7,254)	$(7,889)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2017	335,537	—	11,997,447	12	365,057	(794)	(342,509)	21,766
Issue of common stock on At Market Issuance sales agreement, net of expenses	—	—	500,000	—	630	—	—	630
Stock-based compensation	—	—	—	—	331	—	—	331
Preferred stock dividends	—	—	—	—	(201)	—	—	(201)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(9,336)	—	(9,336)
Translation adjustment	—	—	—	—	—	9,370	—	9,370
Loss for the period	—	—	—	—	—	—	(7,288)	(7,288)
Balances at December 31, 2018	335,537	$—	12,497,447	$12	$365,817	$(760)	$(349,797)	$15,272

Issue of common stock on At Market Issuance sales agreement, net of expenses	—	—	4,702,527	5	4,044	—	—	4,049
Stock-based compensation	—	—	—	—	466	—	—	466
Preferred stock dividends	—	—	—	—	(201)	—	—	(201)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	6,753	—	6,753
Translation adjustment	—	—	—	—	—	(6,812)	—	(6,812)
Loss for the period	—	—	—	—	—	—	(7,830)	(7,830)
Balances at December 31, 2019	335,537	$—	17,199,974	$17	$370,126	$(819)	$(357,627)	$11,697

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2018	2019
Operating activities:
Net loss	$(7,288)	$(7,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29	20
Gain on disposal of property and equipment	—	(38)
Stock-based compensation	331	466
Changes in lease liability	—	(71)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(327)	214
Accounts payable and other current liabilities	554	(2,208)
Net cash used in operating activities	(6,701)	(9,447)
Investing activities:
Purchase of property, plant and equipment	(39)	(10)
Proceeds from sale of property and equipment	—	38
Net cash provided by (used in) investing activities	(39)	28
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	630	4,049
Payment of preferred stock dividend	(201)	(201)
Net cash provided by (used in) financing activities	429	3,848
Effect of exchange rate changes on cash and cash equivalents	(95)	(48)
Net (decrease) in cash and cash equivalents	(6,406)	(5,619)
Cash and cash equivalents, beginning of period	23,910	17,504
Cash and cash equivalents, end of period	$17,504	$11,885
Supplemental cash flow information:
Cash received during the period for:
Interest	238	224
Taxes	1,158	1,163

Non cash activities on transition to ASC 842: Leases
Lease liability	—	(1,505)
Right-of-use asset	—	1,385

Non cash financing activities:
Accrual of preferred stock dividends	50	50

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization of the Company and Basis of Presentation

Cyclacel Pharmaceuticals Inc., (“Cyclacel” or “the Company”) is a clinical-stage biopharmaceutical company using its expertise in cell cycle, transcriptional regulation and DNA damage response biology in cancer cells to develop innovative medicines. The transcriptional regulation program is evaluating CYC065, a CDK inhibitor, in patients with advanced solid cancers and in combination with venetoclax in patients with advanced hematological malignancies, including CLL and AML. The DNA damage response program is evaluating a combination regimen of sapacitabine and venetoclax,  in AML and MDS and a concomitant regimen of sapacitabine and olaparib, a PARP inhibitor, in an investigator sponsored trial in BRCA positive patients with breast cancer. CYC140, a PLK inhibitor, is in a Phase 1 first-in-human study in patients with advanced leukemias. Cyclacel’s strategy is to build a diversified biopharmaceutical business focused in hematology and oncology based on a pipeline of novel drug candidates.

As of December 31, 2019, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

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

Through December 31, 2019, the Company has funded all of its operations and capital expenditures with proceeds from the issuance of public equity securities, private placements of securities, government grants, research and development tax credits, interest on investments, royalty income, product revenue and licensing revenue. The Company has incurred recurring losses since its inception, including net losses of $7.3 million and $7.8 million for the years ended December 31, 2018 and 2019, respectively. As of December 31, 2019, the Company had an accumulated deficit of $357.6 million. The Company expects to continue to generate operating losses for the foreseeable future due to, among other things, costs related to the clinical development of its drug candidates, its preclinical programs and its administrative organization.

Going Concern

Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued. The Company expects that its cash of $11.9 million as of December 31, 2019 will be sufficient to fund its operating expenses and capital expenditure requirements through the first quarter of 2021.

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

The future viability of the Company beyond the first quarter of 2021 is dependent on its ability to raise additional capital to finance its operations. The Company will need to raise substantial additional capital to pursue the transcriptional regulation program (specifically, evaluating CYC065 in patients with advanced cancers) or the DNA damage response program, evaluating a combination of sapacitabine and venetoclax. Additional funding may not be available to the Company on favorable terms, or at all. If the Company is unable to obtain additional funds, it will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to CYC065, sapacitabine or CYC140, if available, or be forced to delay or reduce the scope of its CYC065, sapacitabine and CYC140 development programs and/or limit or cease its operations. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP and include the financial statements of Cyclacel Pharmaceuticals, Inc. and all of the Company’s wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

2.    Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include inputs used to determine clinical trial accruals, and stock-based compensation expense. Cyclacel reviews its estimates on an ongoing basis. The estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates. Cyclacel believes the judgments and estimates required by the following accounting policies to be significant in the preparation of the Company’s consolidated financial statements.

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

The Company’s cash and cash equivalents balance at December 31, 2019 was $11.9 million and it maintains its cash accounts in several entities both within the United States and the United Kingdom. The total cash balances for amounts held in the United States are insured by the Federal Deposit Insurance Corporation, or FDIC up to $250,000 per account. The Company has cash balances exceeding the balance insured by the FDIC that totaled approximately $11.1 million at December 31, 2019. The total cash balances for amounts held in the United Kingdom are insured by the UK Government Financial Services Compensation Scheme, or FSCS up to £85,000 per account. The Company has cash balances exceeding the balance insured by the FSCS that totaled approximately $0.5 million at December 31, 2019.

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

Revenue Recognition

On January 1, 2018, the Company adopted new guidance on revenue recognition, which has been codified within Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, or ASC 606.

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

During 2018, the Company recognized $150,000 from a milestone payment in respect to a collaboration, licensing and supply agreement with ManRos, entered into in June 2015. The Company had no revenue in 2019 relating to this agreement. The 2018 revenue recognized related to a license, and related know-how, that was transferred to ManRos in 2015. Prior to the adoption of ASC 606, the Company recognized revenues from milestone payments in the period where the milestone was achieved. As the events triggering the $150,000 milestone payment did not occur until 2018, no revenue had been recognized for this contingent payment prior to the adoption of ASC 606. Royalty income, if any, is recognized when the licensee sells the underlying product to which the royalty relates.

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

Clinical Trial Accounting

Data management and monitoring of the Company’s clinical trials are performed with the assistance of contract research organizations, or CROs or clinical research associates, or CRAs in accordance with the Company’s standard operating procedures. Typically, CROs and CRAs bill monthly for services performed, and others bill based upon milestones achieved. For outstanding amounts, the Company accrues unbilled clinical trial expenses based on estimates of the level of services performed each period. Costs of setting up clinical trial sites for participation in the trials are recognized upon execution of the clinical trial agreement and expensed immediately as research and development expenses. Clinical trial costs related to patient enrollment are accrued as patients are entered into and progress through the trial.

Patent Costs

Patent prosecution costs are charged to general and administrative expenses as incurred as recoverability of such expenditure is uncertain.

Leases

Effective from January 1, 2019, the Company accounts for lease contracts in accordance with ASC 842. As of December 31, 2019, all of the Company’s leases are classified as operating leases.

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

Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease payments, if any, are recognized in the period when the obligation to make those payments is incurred. Lease incentives received prior to lease commencement are recorded as a reduction in the right-of-use asset. Fixed lease incentives received after lease commencement reduces both the lease liability and the right-of-use asset.

The Company has elected an accounting policy to account for the lease and non-lease components as a single lease component.

Stock-based Compensation

The Company measures all stock options and other stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards over the requisite service period, which for the Company is the period between the grant date and the date the award vests or becomes exercisable. Most of the awards granted by the Company vest ratably over three or four years. However, certain awards granted to members of the Company’s Board of Directors vest in their entirety on the one-year anniversary following the date of grant. Generally, the Company issues stock options and restricted stock awards to employees with only service-based vesting conditions and records the expense for these awards using the straight-line method. However, in certain years, the Company will grant share-based payment awards to employees that are dependent upon the fulfillment of certain clinical and financial conditions. In such instances where the performance condition must be met for the award to vest, the company only recognizes compensation expense when the award is probable of vesting (See Note 11 — Stock-Based Compensation).

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

The expected dividend yield is zero, based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

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

Credit is taken in the accounting period for research and development tax credits, which will be claimed from H.M. Revenue & Customs, or HMRC, the United Kingdom’s taxation and customs authority, in respect of qualifying research and development costs incurred in the same accounting period.

Net Loss Per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share”, or ASC 260. Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period.

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2018 and 2019.

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect as applicable, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the years ended December 31, 2018 and 2019.

Recently Issued Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update, or ASU, No. 2017‑11, Accounting for Certain Financial Instruments with Down Round Features, or ASU 2017‑11, which simplifies the accounting for certain financial instruments with down-round features. A down round feature is a provision in a financial instrument that reduces the strike price of an issued financial instrument if the issuer sells shares of its stock for an amount less than the currently stated strike price of the issued financial instrument or issues an equity-linked financial instrument with a strike price below the currently stated strike price of the issued financial instrument. ASU 2017‑11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. ASU 2017‑11 should be adopted retrospectively for each prior reporting period presented or retrospectively as of the beginning of the year of adoption. This standard did not have a material impact on the company’s consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016‑16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, or ASU 2016‑16, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. This standard did not have a material impact on the company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016‑15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, or ASU 2016‑15, to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. This standard did not have a material impact on the company’s consolidated financial statements.

In February 2016, the FASB issued guidance on accounting for leases in ASU No. 2016‑02. The guidance requires that lessees recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term at the commencement date. The guidance was effective for fiscal years beginning after December 15, 2018. The Company has applied the new leases standard at the adoption date. Upon adoption, there was no cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. That is, the Company has not recast the 2018 financial statements for the effects of this new standard. Upon adoption of ASU No. 2016-02, the Company initially recognized an operating lease liability, and a corresponding right-of-use asset, of approximately $1.5 million.

The Company has elected the package of practical expedients permitted in ASC 842. Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC 842, (b) whether classification of the operating leases would be different in accordance with ASC 842, (c) whether any unamortized initial direct costs would have met the definition of initial direct costs in ASC 842 at lease commencement, or (d) whether existing or expired land easements contain a lease under ASC 842. In addition, the Company has elected an accounting policy to not allocate payments made under the lease agreement between lease and non-lease components.

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

The most significant licensing agreement is with Daiichi Sankyo. Pursuant to the Daiichi Sankyo license under which the Company licenses certain patent rights for sapacitabine, the Company is under an obligation to use reasonable endeavors to develop a product and obtain regulatory approval to sell a product and has agreed to pay Daiichi Sankyo an up-front fee, reimbursement for Daiichi Sankyo’s enumerated expenses, milestone payments and royalties on a country-by-country basis. The up-front fee, Phase 3 entry milestone, and certain past reimbursements have been paid. A further $10.0 million in aggregate milestone payments could be payable subject to achievement of all the specific contractual milestones which are primarily related to regulatory approval in various territories, and the Company’s decision to continue with these projects. Royalties are payable in each country for the term of patent protection in the country or for ten years following the first commercial sale of licensed products in the country, whichever is later. Royalties are payable on net sales. Net sales are defined as the gross amount invoiced by the Company or its affiliates or licensees, less discounts, credits, taxes, shipping and bad debt losses. The agreement extends from its commencement date to the date on which no further amounts are owed under it. If the Company wishes to appoint a third party to develop or commercialize a sapacitabine-based product in Japan, within certain limitations, Daiichi Sankyo must be notified and given a right of first refusal, with the right of first refusal ending sixty days after notification, to develop and/or commercialize in Japan. In general, the license may be terminated by the Company for technical, scientific, efficacy, safety, or commercial reasons on six months’ notice, or twelve months’ notice, if after a launch of a sapacitabine-based product, or by either party for material default. There were no milestones earned in 2018 or 2019.

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

Collaboration, Supply and Licensing Agreements

In June 2015, the Company entered into a collaboration, licensing and supply agreement with ManRos for the exclusive development and commercialization of the Company’s oral seliciclib capsules by ManRos as a treatment for cystic fibrosis, or CF. Among other terms of the agreement, ManRos licensed rights to the Company’s proprietary clinical data to enable clinical development of seliciclib for CF indications. The agreement provides for supply of seliciclib investigational product for initial and later stage clinical trials of seliciclib in CF and technical assistance related to the Company’s know-how to facilitate these trials. The Company received an up-front payment in July 2015 and reached a development milestone in September 2015. Another milestone was achieved in the first quarter of 2018. The agreement was terminated by ManRos in 2019 and the Company received all amounts due under the agreement.

4.    Cash and Cash Equivalents

The following is a summary of cash and cash equivalents at December 31, 2018 and 2019 (in thousands):

	December 31,
	2018	2019
Cash	$816	$743
Investments with original maturity of less than three months at the time of purchase	16,688	11,142
Total cash and cash equivalents	$17,504	$11,885

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

	Fair Value Measurements
	as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$16,688	$—	$—	$16,688
Total Assets	$16,688	$—	$—	$16,688

	Fair Value Measurements
	as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$11,142	$—	$—	$11,142
Total Assets	$11,142	$—	$—	$11,142

6.    Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets at December 31, 2018 and 2019 (in thousands):

	December 31,	December 31,
	2018	2019
Research and development tax credit receivable	$1,148	$1,326
Prepayments and VAT receivable	899	703
Other current assets	236	103
	$2,283	$2,132

7.    Property and Equipment

Property and equipment consisted of the following at December 31, 2018 and 2019 (in thousands):

		December 31,
	Lives in years	2018	2019
Leasehold improvements	5 to 15	$807	$824
Research and laboratory equipment	3 to 5	4,209	4,287
Office equipment and furniture	3 to 5	1,140	1,169
		6,156	6,280
Less: accumulated depreciation and amortization		(6,120)	(6,253)
		$36	$27

Depreciation and amortization expense for property and equipment was $29,000 and $20,000 for the years ended December 31, 2018 and 2019, respectively. The Company sold fully depreciated assets for proceeds of $16,000 and $38,000 during the years ended December 31, 2018 and 2019, respectively.

8.    Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at December 31, 2018 and 2019 (in thousands):

	December 31,	December 31,
	2018	2019
Accrued research and development	$1,110	$617
Accrued legal and professional fees	259	235
Other current liabilities	363	678
	$1,732	$1,530

9.    Commitments and Contingencies

General

Please refer to Note 3 — Significant Contracts for further discussion of certain of the Company’s commitments and contingencies.

Leases

In October 2000, the Company entered into a twenty-five year lease for its research and development facility in Dundee, Scotland. Rent expense, which includes lease payments related to the Company’s research and development facilities and corporate headquarters and other rent related expenses was $0.4 million and $0.3 million for each of the years ended December 31, 2018 and 2019, respectively.

The following is a summary of the Company’s future contractual obligations and commitments relating to its facilities leases as at December 31, 2019 (in thousands):

Operating Lease
Obligation
2020	$340
2021	340
2022	339
2023	336
2024	334
thereafter	269
Total future minimum lease obligations	$1,958

10.   Stockholders’ Equity

The Company has completed the following equity issuances during the periods presented in the consolidated financial statements.

October 2018 At Market Issuance

On October 4, 2018, the Company entered into a Common Stock Sales Agreement, or the Sales Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, as sales agent, pursuant to which Wainwright was permitted to sell shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $5,000,000, by any method that is deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Shares sold under the Sales Agreement were offered and sold pursuant to the Company’s previously filed and effective Registration Statement on Form S‑3 and a prospectus supplement and accompanying base prospectus. The Company paid Wainwright a commission of 3.0% of the gross sales price per share sold. The Sales Agreement was concluded during the first quarter of 2019, and thus terminated by its terms.  Pursuant to the Sales Agreement, the

Company sold an aggregate 5,202,527 shares for net proceeds of approximately $4.7 million, after deducting commissions and other expenses.

July 2017 Underwritten Public Offering

On July 21, 2017, the Company issued (i) 3,154,000 Class A Units for $2 per unit, each consisting of one share of the Company’s common stock, and a warrant to purchase one share of common stock, or Class A Warrants, and (ii) 8,872 Class B Units, each consisting of one share of the Company’s  Series A Convertible Preferred Stock, par value $0.001 per share, or Series A Preferred Stock, convertible into 500 shares of Common Stock at the initial conversion price, and a warrant to purchase a number of shares of common stock equal to $1,000.00 divided by the conversion price, or Class B Warrants for $1,000 per unit. The net proceeds to the Company after the underwriters’ exercise in full of the over-allotment option were approximately $13.7 million, after deducting underwriting discounts, commissions and other estimated offering expenses. The Class A Units and Class B Units have no stand-alone rights and the shares of common stock, Series A Preferred Stock and the Class A and Class B Warrants comprising those units were immediately separable.

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

Warrants

As of December 31, 2018 and 2019, there were 7,490,500 warrants outstanding, each with an exercise price of $2.00. All such warrants were issued in connection with the July 2017 Underwritten Public Offering and are immediately exercisable. The Warrants expire in 2024. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of its warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our Common Stock then outstanding after giving effect to such exercise.

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

There were no warrants exercised during each of the years ended December 31, 2018 and 2019.

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

During the year ended December 31, 2017, 8,608 shares of the Series A Preferred Stock were converted into 4,304,000 shares of common stock. As of December 31, 2018 and 2019,  264 shares of the Series A Preferred Stock remain issued and outstanding. The 264 shares of Series A Preferred Stock issued and outstanding at December 31, 2019, are convertible into 132,000 shares of common stock.

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

Subject to certain conditions, at any time following the issuance of the Series A Preferred Stock, the Company has the right to cause each holder of the Series A Preferred Stock to convert all or part of such holder’s  Series A Preferred Stock in the event that (i) the volume weighted average price of our common stock for 30 consecutive trading days, or Measurement Period exceeds 300% of the initial conversion price of the Series A Preferred Stock (subject to adjustment for forward and reverse stock splits, recapitalizations, stock dividends and similar transactions), (ii) the daily trading volume on each Trading Day during such Measurement Period exceeds $500,000 per trading day and (iii) the holder is not in possession of any information that constitutes or might constitute, material non-public information which was provided by the Company. The right to cause each holder of the Series A Preferred Stock to convert all or part of such holder’s  Series A Preferred Stock shall be exercised ratably among the holders of the then outstanding preferred stock.

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

6% Convertible Exchangeable Preferred Stock

As of December 31, 2018 and 2019, there were 335,273 shares of the Company’s  6% Convertible Exchangeable, or Preferred Stock issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board of Directors and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends.

The Company’s Board of Directors considers numerous factors in determining whether to declare the quarterly dividend pursuant to the Certificate of Designations governing the terms of the Company’s Preferred Stock, including the requisite financial analysis and determination of a surplus. Accumulated but unpaid dividends in arrears on preferred stock were $0.7 million, or $1.95 per share, of preferred stock, as of December 31, 2018 and 2019.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s shares of common stock at a conversion rate of approximately 0.00507 shares of common stock for each share of Preferred Stock based on a price of $1,974. The Company has reserved 1,698 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at December 31, 2019. The shares of previously-converted Preferred Stock have been retired, cancelled and restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors as shares of Preferred Stock of one or more series.

The Company may automatically convert the Preferred Stock into common stock if the closing price of the Company’s common stock has exceeded $2,961, which is 150% of the conversion price of the Preferred Stock, for at least 20 trading days during any 30‑day trading period, ending within five trading days prior to notice of automatic conversion.

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

The Preferred Stock is exchangeable, in whole but not in part, at the option of the Company on any dividend payment date beginning on November 1, 2005, or Exchange Date for the Company’s  6% Convertible Subordinated Debentures, or Debentures at the rate of $10.00 principal amount of Debentures for each share of Preferred Stock. The Debentures, if issued, will mature 25 years after the Exchange Date and have terms substantially similar to those of the Preferred Stock. No such exchanges have taken place as of December 31, 2019.

For the year ended December 31, 2019, the company declared dividends of $0.15 per share quarterly on its Preferred Stock. These dividends were paid on May 1, August 1 and November 1, 2019, and February 1, 2020, respectively.

11.  Stock-Based Compensation

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the years ended 2018 and 2019 as shown in the following table (in thousands):

	Year Ended
	December 31,
	2018	2019
General and administrative	$88	166
Research and development	243	300
Stock-based compensation costs before income taxes	$331	466

2018 Plan

In May 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan, or 2018 Plan, under which Cyclacel may make equity incentive grants to its officers, employees, directors and consultants. The 2018 Plan replaces the 2015 Equity Incentive Plan, or 2015 Plan.

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

As of December 31, 2019, the Company has reserved 208,789 shares of the Company’s common stock under the 2018 Plan, including shares that were available under the 2015 Plan and carried forward to the 2018 Plan. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

There were 306,304 options granted during the year ended December 31, 2018.  Exactly 174,272 of these options are performance based, which would have vested upon the fulfillment of certain clinical conditions.  The Company determined that the satisfaction of one criterion, the commencement of the HEM study by December 31, 2018, occurred as of December 31, 2018, but that the other vesting criteria related to these awards were not probable as of December 31,

2018. As such, the Company recognized compensation cost for these grants under the expectation that 25% of these awards (the portion associated with the HEM study) will vest.  Subsequently, in 2019, the Company recognized compensation cost for an additional 25% of these awards once satisfaction of other vesting criteria became probable. There is no possibility of the remaining performance conditions being met.

There were 1,550,270 options granted during the year ended December 31, 2019.

The weighted average grant-date fair values of options granted during the years ended December 31, 2018 and 2019 were $1.25 and $0.58, respectively.

As of December 31, 2019, the total remaining unrecognized compensation cost related to the non-vested stock options with service conditions amounted to approximately $0.6 million, which will be amortized over the weighted-average remaining requisite service period of 1.86 years.

During the years ended December 31, 2018 and 2019, the Company did not settle any equity instruments with cash.

There were no stock option exercises during the years ended 2018 and 2019. No income tax benefits were recorded for the years ended December 31, 2018 and 2019 because the Company has accumulated net operating losses for tax purposes and is not likely to benefit from any deductions associated with exercises of granted option awards.

Outstanding Options

A summary of the share option activity and related information is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price Per Share	Term (Years)	Value ($000)
Options outstanding at December 31, 2017	535,617	$11.10	8.23	$—
Granted	306,304	$1.51
Exercised	—
Cancelled/forfeited	(10,310)	$82.38
Options outstanding at December 31, 2018	831,611	$6.68	8.13	$—
Granted	1,550,270	$0.71
Exercised	—
Cancelled/forfeited	(376,319)	$3.23
Options outstanding at December 31, 2019	2,005,562	$2.72	—	$—

Unvested at December 31, 2019	1,154,273	$0.74	9.06	$—

Vested and exercisable at December 31, 2019	851,289	$5.40	8.02	$4

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718 using the following assumptions:

	Year Ended	Year Ended
	December 31, 2018	December 31, 2019
Expected term (years)	6	5 – 6
Risk free interest rate	2.730% – 2.855%	2.105 – 2.610%
Volatility	105% – 107%	103 – 110%
Expected dividend yield over expected term	0.00%	0.00%
Resulting weighted average grant date fair value	$1.25	$0.71

Restricted Stock Units

The Company issued 280,000 restricted stock units to employees during the year ended December 31, 2019, the vesting of which is dependent upon the fulfillment of certain clinical conditions. The Company determined that the satisfaction of the clinical conditions was not probable at December 31, 2019 and, as a result, recorded no compensation expense related to restricted stock units for the year ended December 31, 2019. The restricted stock units were valued based on their fair value at the date of grant, which is equivalent to the market price of a share of the Company’s common stock.  Summarized information for restricted stock units’ activity for the year ended December 31, 2019 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Value Per Share
Restricted Stock Units outstanding at December 31, 2019	280,000	$0.53
Unvested at December 31, 2019	280,000	$0.53
Vested and exercisable at December 31, 2019	0	$0.00

12.  Employee Benefit Plans

Pension Plan

The Company operates a defined contribution group personal pension plan for all of its UK based employees. Company contributions to the plan totaled approximately $55,000 and $53,000 for the years ended December 31, 2018 and 2019, respectively.

401(k) Plan

The 401(k) Plan provides for matching contributions by the Company in an amount equal to the lesser of 100% of the employee’s deferral or 6% of the U.S. employee’s qualifying compensation. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to the employees until withdrawn. Company matching contributions are tax deductible by the Company when made. Company employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit of $19,000 if under 50 years old and $25,000 if over 50 years old and to have those funds contributed to the 401(k) Plan. The Company made contributions of approximately $36,000 and $54,000 to the 401(k) Plan for the years ended December 31, 2018 and 2019, respectively.

13.  Taxes

(Loss) income from continuing operations before taxes is comprised of the following components for the years ended December 31, 2018 and 2019 (in thousands):

	Year Ended December 31,
	2018	2019
Domestic	$20	$(437)
Foreign	(8,645)	(8,689)
Loss from continuing operations before taxes	$(8,625)	$(9,126)

The benefit (provision) for income taxes from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2018	2019
Current – domestic	$(5)	$(3)
Current – foreign	1,342	1,299
Current – total	1,337	1,296
Deferred – domestic	—	—
Income tax benefit	$1,337	$1,296

The Company has incurred a taxable loss in each of the operating periods since incorporation. The income tax credits of $1.3 million and $1.3 million for the years ended December 31, 2018 and 2019, respectively, represent UK research and development, or R&D tax credits for expenditures in the United Kingdom that are refundable.

A reconciliation of the (benefit) provision for income taxes from continuing operations with the amount computed by applying the statutory federal tax rate to loss from continuing operations before income taxes is as follows (in thousands):

	Year Ended December 31,
	2018	2019
Loss from continuing operations before taxes	$(8,625)	$(9,126)
Income tax expense computed at statutory federal tax rate	(1,811)	(1,916)
Disallowed expenses and non-taxable income	310	345
Loss surrendered to generate R&D credit	1,519	1,686
Additional research and development tax relief	(1,342)	(1,299)
Change in valuation allowance	(7,440)	665
Foreign items, including change in tax rates, and other	(1,700)	176
Change in US Tax Rate	—	—
Section 382 Limitation	9,985	—
Other foreign items	(858)	(953)
	$(1,337)	$(1,296)

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, or SAB 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Act. SAB 118 provides for a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, Income Taxes, or ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Act. Based on our analysis of the Tax Act, the Company made reasonable estimates of its 2017 impact. As a result of the federal corporate tax rate reduction from 35% to 21%, we re-measured certain deferred tax assets and liabilities, which resulted in a reduction in our DTA of approximately $4.4 million that was offset by a decrease in our valuation allowance. No adjustments were made as a result of the Tax Act for the year ended December 31, 2018.

Significant components of the Company’s deferred tax assets are shown below (in thousands):

	Year Ended December 31,
	2018	2019
Net operating loss and tax credit carryforwards	$33,835	$35,772
Depreciation, amortization and impairment of property and equipment	109	104
Stock options	1,482	1,481
Research and development credits	—	—
Right of use asset	—	(163)
Lease liability	—	176
Other	—	—
Deferred tax assets	35,426	37,370
Valuation allowance for deferred tax assets	(35,426)	(37,370)
Net deferred tax assets	$—	$—

A valuation allowance has been established, as realization of such assets is uncertain. The Company’s management evaluated the positive and negative evidence bearing upon the realizability of its deferred assets, and has determined that, at present, the Company may not be able to recognize the benefits of the deferred tax assets under the more likely than not criteria. Accordingly, a valuation allowance of approximately $37.4 million has been established at December 31, 2019. The valuation allowance has increased by approximately $1.9 million in 2019.

As specified in the Tax Reform Act of 1986, due to ownership changes, the Company’s ability to utilize its net operating loss, or NOL carryforwards may be limited. Utilization of the NOLs may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company completed a Section 382 study and has concluded that an ownership changed occurred on March 4, 2015 and July 21, 2017. As a result of the ownership changes, the NOLs are limited.

As of December 31, 2018 and 2019, the Company had federal NOLs of $0.0 million and $0.4 million, respectively. The federal NOLs have an indefinite life. The Company has state NOLs of  $19.8 million which will begin to expire in 2028. As of December 31, 2018 and 2019, the Company had foreign NOLs of $191.2 million and $201.7 million, respectively. The Company’s foreign NOL’s do not expire under UK tax law however the use of these NOLs is restricted to an annual £5 million allowance in each standalone company or group and above this allowance, there will be a 50% restriction in the profits that can be covered by losses brought forward.

Management has evaluated all significant tax positions at December 31, 2018 and 2019 and concluded that there are no material uncertain tax positions. The Company would recognize both interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception.

Tax years 2016, 2017 and 2018 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United Kingdom and the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the United Kingdom’s H.M. Revenue & Customs, the Internal Revenue Service, or IRS or state tax authorities. The Company is not currently under examination by the IRS or any other jurisdictions for any tax years.

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

14.   Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Years ended December 31,
	2018	2019
Numerator:
Net loss	$(7,288)	$(7,830)
Dividend on convertible exchangeable preferred shares	$(201)	$(201)
Beneficial conversion feature of Series A convertible stock	$—	$—
Conversion of Series A convertible preferred stock	$—	$—
Net loss attributable to common shareholders	$(7,489)	$(8,031)
Denominator:
Weighted-average number of common shares used in loss per share – basic and diluted	12,094,131	16,321,746
Loss per share – basic and diluted	$(0.62)	$(0.49)

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

	December 31,	December 31,
	2018	2019
Stock options	831,611	2,005,561
Convertible preferred stock	1,698	1,698
Series A preferred stock	132,000	132,000
Common stock warrants	7,490,500	7,490,500
Total shares excluded from calculation	8,455,809	9,629,759

15.  Geographic Information

Geographic information for the years ended December 31, 2018 and 2019 is as follows (in thousands):

	Year Ended December 31,
	2018	2019
Revenue
United Kingdom	$150	$—
Total Revenue	$150	$—
Net loss
United States	$15	$(439)
United Kingdom	(7,303)	(7,391)
Total Net Loss	$(7,288)	$(7,830)

	December 31,
	2018	2019
Total Assets
United States	$17,384	$11,470
United Kingdom	2,439	3,838
Total Assets	$19,823	$15,308
Long Lived Assets, net
United States	$3	$3
United Kingdom	33	24
Total Long Lived Assets, net	$36	$27

16.  Subsequent Events

On January 11, 2019, the Company received a letter from the Listing Qualifications Staff , or Staff, of The Nasdaq Stock Market LLC, or Nasdaq, indicating that the Company had not regained compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5450(a)(1), or Bid Price Rule. Pursuant to the Nasdaq Listing Rule 5810(c)(3)(A), the Company was granted an 180-calendar day compliance period, or until July 7, 2019, to regain compliance with the minimum bid price requirement. During the initial compliance period, the Company’s shares of common stock continued to be listed and traded on The Nasdaq Capital Market. To regain compliance, the closing bid price of the Company’s shares of common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180-day grace period, which was not satisfied during the initial compliance period. Thereafter, the Company had been afforded a second 180-calendar day compliance period, or until January 6, 2020, to regain compliance with the Bid Price Rule since the Company notified Nasdaq of its intent to cure the deficiency by effecting a reverse stock split in order to regain compliance therewith.

The Company was unable to regain compliance with the Bid Price Rule by January 6, 2020. Accordingly, on January 7, 2020, the Company received a letter from the Staff notifying it that its Common Stock would be subject to delisting from Nasdaq unless the Company timely appealed Nasdaq’s determination to a Nasdaq Listing Qualifications Panel, or Panel.

The Company timely appealed Nasdaq’s determination to the Panel to request a hearing, at which time it will present its plan to gain compliance with the Bid Price Rule, and request a further extension of time to do so. The Panel has the discretion to grant the Company up to an additional 180 calendar days from the date of the Staff’s notice, or until July 6, 2020, to satisfy the Bid Price Rule. The Company’s appeal has automatically stayed any delisting action pending the issuance of a final decision and the expiration of any further extension granted by the Panel. There can be no assurance that the Panel will grant the Company’s request for continued listing.

Notwithstanding the above, on October 28, 2019 the Company’s stockholders approved a proposed amendment to our Amended and Restated Certificate of Incorporation that shall, when filed, effect a reverse stock split at a ratio of not less than 1-for-5 and not greater than 1-for-20, with the exact ratio and effective time of the reverse stock split to be determined by the Company's board of directors before the filing of the certificate of amendment, and in any event, at any time within one year of the date of the Special Meeting. The Company believes that it shall therefore be in a position to cure the deficiency by effecting a reverse stock split in order to regain compliance with the minimum closing bid price requirement if the panel does not grant the Company’s request for continued listing.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Disclosure Controls:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. An evaluation  was performed  under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial  Officer, on the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2019.

Pursuant to this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the end of the period covered by this report, our disclosure controls and procedures were effective.

We have concluded that the consolidated financial statements in this Annual Report on Form 10‑K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f) and 15d‑15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting  based on the framework in Internal  Control  —

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Management assessed the effectiveness of the Company’s internal control over financial reporting  as of December 31, 2019. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting  and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

Based on this assessment, management determined that, as of December 31, 2019, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting  and the preparation of financial statements  for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

(c) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a‑15(f)) during the fiscal year ended December 31, 2019 that have materially affected, or are reasonably  likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other information

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The Board of Directors

Our charter provides that our business is to be managed by or under the direction of our Board of Directors. Our Board of Directors is divided into three classes for purposes of election. One class is elected at each annual meeting of stockholders to serve for a three-year term. Our Board of Directors currently consists of three classes, as set forth below.

Set forth below, as of December 31, 2019, are the names of the persons who served as directors, their ages, their offices in the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years. Additionally, information about the specific experience, qualifications, attributes or skills that led to our Board of Directors’ conclusion at the time of filing of this statement that each person listed below should serve as a director is set forth below:

Name	Age	Position
Spiro Rombotis	61	President and Chief Executive Officer; Class 2 Director
Paul McBarron	59	Executive Vice President—Finance, Chief Financial Officer, Chief Operating Officer and Secretary; Class 3 Director
Sir John Banham	79	Class 1 Director
Dr. Christopher Henney	79	Vice Chairman; Class 3 Director
Dr. David U’Prichard	71	Chairman of the Board of Directors; Class 2 Director
Gregory T. Hradsky	59	Class 1 Director on behalf of our holders of Preferred Stock
Lloyds Sems	48	Class 1 Director on behalf of our holders of Preferred Stock
Dr. Samuel L. Barker	77	Class 1 Director
Dr. Robert Spiegel	69	Class 3 Director

Class 1 Directors (Terms to Expire in 2022)

Sir John Banham. Sir John Banham has served as a director of the Company since March 2006. Sir John Banham served as Chairman of Innoveas International Limited until July, 2018, following a merger of Innoveas AG and Sultan Scientific Limited, where he was Chairman. From January 2000 to May 2014 he served as the senior non-executive director of Invesco Limited. He previously served as Director General of the Confederation of British Industry (CBI) and has previously held Chairman positions at Johnson Matthey plc, Whitbread plc, Geest plc, ECI Partners LLP, Tarmac plc and Kingfisher plc, and is a former director of Spacelabs Healthcare Inc. His public sector appointments comprise first Controller of the Audit Commission and first Chairman of the Local Government Commission for England. He was formerly Honorary Treasurer of the United Kingdom’s Cancer Research Campaign prior to its merger with Imperial Cancer Research. He is a graduate of Cambridge University in Natural Sciences and has honorary degrees from a number of British universities. We believe Sir John Banham’s qualifications to serve on the Board of Directors include his diversified business experience, including in non-executive director and chairman roles as a board member of several public companies, giving him a breadth of knowledge and valuable understanding of our business.

Samuel L. Barker. Dr. Barker has served as a director of the Company since September 2014. In 2001, Dr. Barker co-founded Clearview Projects, Inc., a provider of partnering and transaction services to biopharmaceutical companies, where he worked until September 2010, having served as its President and Chief Executive Officer from 2003 to 2004. Dr. Barker served in a series of leadership positions at Bristol-Myers Squibb Company until his retirement in 1999. His positions at Bristol-Myers Squibb included service as Executive Vice President, Worldwide Franchise Management and Strategy during 1998; President, United States Pharmaceuticals from 1992 to 1998; and President, Bristol-Myers Squibb Intercontinental Commercial Operations from 1989 to 1991. Prior to 1989, Dr. Barker held executive positions in research and development, manufacturing, business development and operations planning at Squibb Pharmaceuticals. Dr. Barker has served as a director of Lexicon Pharmaceuticals, Inc. since 2001 and as Chairman from 2005 to 2012. Dr. Barker also served as a director of Cadence Pharmaceuticals, Inc. from 2006 to 2014 and AtheroGenics, Inc. from 2005 to 2009. Dr. Barker received his B.S. from Henderson State College, his M.S. from the University of Arkansas and his Ph.D. from Purdue University. We believe that Dr. Barker’s qualifications to serve on the Board of Directors include his extensive experience in senior leadership positions in the global pharmaceutical industry, where he developed specific expertise in the identification, development, commercialization and partnering of pharmaceutical products.

Preferred Stock Class 1 Director (Term to Expire in 2022)

Gregory T. Hradsky. Mr. Hradsky has served as a director of the Company and on behalf of holders of the Preferred Stock since May 2011. Mr. Hradsky has been an independent financial consultant since February 2006. He has served on the board of directors of Costar Technologies, Inc. since June 2008, where he is Chairman of the Audit Committee. From 2003 to 2006, Mr. Hradsky was a Vice President of Avenue Capital Group, a global investment firm, where he managed a portfolio of distressed securities and other investments. From 1999 until 2003, Mr. Hradsky was the founder and Managing Partner of Bellport Capital, an investment firm specializing in distressed securities. Mr. Hradsky was a Managing Director and Head of the Distressed Securities Group at UBS Securities from 1993 until 1998 and joined UBS in 1991. Prior to UBS, Mr. Hradsky held investment positions at CS First Boston and T. Rowe Price. Mr. Hradsky has a B.A. from Loyola College in Maryland and an M.B.A. from the Wharton School of the University of Pennsylvania. We believe that Mr. Hradsky’s qualifications to serve on the Board of Directors include his many years of experience in finance.

Common Stock Class 2 Directors (Terms to Expire in 2020)

Spiro Rombotis. Mr. Rombotis has served as a director of the Company since March 2006. He joined Cyclacel as its first Chief Executive Officer in 1997. With over 34 years of experience at three publicly-held biotechs and two pharmas, he participated in several drug programs that reached the market, mainly in inflammation and hematology/oncology. Previously a Vice President and Managing Director, Europe at Liposome (subsequently acquired by Elan) and a Vice President at Bristol-Myers Squibb, he began his career in the early ’80s after training at Novartis as one of the first employees of Centocor (a pioneering biopharmaceutical company subsequently acquired by Johnson & Johnson). He holds a BA from Williams College and an MBA and Master’s degree in Hospital & Health Services Management with honors from the Kellogg Graduate School of Management at Northwestern University. He also serves on the Board of Trustees of BioNJ, the biotechnology industry trade group in New Jersey. We believe Mr. Rombotis’ qualifications to serve on the Board of Directors include his role as President and Chief Executive Officer of our Company, his extensive knowledge and experience in the biotechnology and life sciences industry and his leadership, strategic guidance and operational vision.

Dr. David U’Prichard. Dr. U’Prichard has served as a director of the Company since March 2006. He is currently President of Druid Consulting LLC, a pharmaceutical and biotechnology-consulting firm, providing customized services to life sciences clients in the United States and Europe, and a founding partner of Druid BioVentures LLP. Dr. U’Prichard is also a board of managers member and chair of the Advisory Board of BioMotiv, LLC, which is the for profit operating company arm of The Harrington Discovery and Development Project (Cleveland, OH), a national initiative to accelerate new drug development inspired by physician-scientists. He is chair of the advisory board of the Empire Discovery Institute, a non-profit organization funded by the State of New York to accelerate drug development from academic research projects. Previously, he served as a Venture Partner with Red Abbey Venture Partners, private equity providers, from 2005 to 2010 and as Chief Executive Officer of 3-Dimensional Pharmaceuticals, Inc. from 1999 to 2003. In addition and prior to that time, he has held a variety of positions within the pharmaceutical, biotechnology and life science investment industries, including President and Chairman of Research and Development for SmithKline Beecham Pharmaceuticals; Executive Vice President and International Research Director, and a Member of the Board of Management of Zeneca Pharmaceuticals; General Manager, Research Department, ICI Pharmaceuticals, and Vice President Biomedical Research, ICI Pharmaceuticals; and Senior Vice President and Scientific Director for Nova Pharmaceutical Corporation, and a director of Arix Bioscience Investments. He is currently a director and until recently board chair of Vala Biosciences, and a director of BioMotiv, LLC, Orca Pharmaceuticals Ltd, Dual Therapeutics, Churchill Pharmaceuticals, iCeutica, and Splash Pharmaceuticals. He previously served as a director of Alpharma, Inc., Guilford Pharmaceuticals Inc., Lynx Therapeutics, Inc., Naurex Inc., Silence Therapeutics plc, Ocimum Biosolutions and non-executive Chairman of Oxagen Ltd. Dr. U’Prichard was Chairman of the Pennsylvania Biotechnology Association in 2004 to 2005 and from 1992 to 1997, he was a member of the board of directors of the Biotechnology Industry Organization (BIO). He received a B.Sc. in Pharmacology from University of Glasgow in 1970 and a Ph.D. in Pharmacology from University of Kansas in 1975. We believe Dr. U’Prichard’s qualifications to serve on the Board of Directors include his broad life sciences industry knowledge, his extensive executive leadership experience, and as a board member of several public companies, giving him a breadth of knowledge and valuable understanding of our business.

Preferred Stock Class 2 Director (Term to Expire in 2020)

Lloyd Sems. Mr. Sems has served as a director of the Company and on behalf of the holders of the Preferred Stock since May 2011. Mr. Sems currently serves as President of Sems Capital, LLC and Capital Edge, LLC, both of which he founded in October 2003. Previously, Mr. Sems served as Director of Research and Portfolio Manager for Watchpoint Asset Management. Mr. Sems served on the boards of EMAK Worldwide, Inc. from February 2010 to April 2010, Sport-Haley Holdings from April 2009 to December 2012 and Determine, Inc. from June 2008 until its sale in 2019. Mr. Sems holds a Bachelor of Science degree in Business Administration and Finance from Albright College. We believe that Mr. Sems’ qualifications to serve on the Board of Directors include his experience as a board member of public companies and many years of experience in finance.

Class 3 Directors (Terms to Expire in 2021)

Paul McBarron. Mr. McBarron has served as a director of the Company since March 2006. Mr. McBarron joined Cyclacel in January 2002 and has over 30 years of experience with pharmaceutical and biotechnology companies. He has served as a financial executive at Sterling Drug, Sanofi-Winthrop and SmithKline Beecham and, from 1996 to 2001, as a senior member of the finance team at Shire Pharmaceuticals plc, where he held the positions of Director of Corporate Finance and Group Financial Controller. He joined Shire when it was an emerging public company. He qualified as a chartered accountant with Ernst & Young and serves on the Scottish Lifesciences Association Board. We believe Mr. McBarron’s qualifications to serve on the Board of Directors include his role as Executive Vice President, Finance and Chief Operating Officer of our Company, his experience in the biotechnology and pharmaceutical industry and his expertise in financial areas and operations.

              Christopher S. Henney, Ph.D. D.Sc. Dr. Henney has served as a director of the Company since March 2006. Dr. Henney had served as a director of Xcyte Therapies Inc., acquired by the Company in 2006, since March 2005, and continued on as Vice Chairman of the Company. Previously, Dr. Henney co-founded three major publicly held U.S. biotechnology companies, Immunex, ICOS and Dendreon, and held a seat on the board of directors and executive positions at each company. From 1995 to January 2003, Dr. Henney was Chairman and Chief Executive Officer of Dendreon Corporation. During part of 2016, he was also interim President and Chief Executive Officer of Cascadian Therapeutics Inc. and as the board member of Anthera Pharmaceuticals, Inc., both biotechnology companies. He is also a director of Prothena Corporation plc. Dr. Henney received a Ph.D. in experimental pathology from the University of Birmingham and a D.Sc. from the same university for contributions to the field of immunology. In 2012, Dr. Henney was inducted into the Biotechnology Hall of Fame. We believe Dr. Henney’s qualifications to serve on the Board of Directors include his extensive knowledge and business experience in the biotechnology industry, including a diversified background as an executive in public companies and as a board member of several public companies, giving him a breadth of knowledge and valuable understanding of our business.

                 Robert J. Spiegel, M.D. Dr. Spiegel has served as a director of the Company since September, 2018. Dr. Spiegel has over 30 years of extensive R&D and operational experience in biopharmaceuticals, including large pharmaceutical and biotechnology companies, and academic startups as well as an advisor to venture capital and private equity funds. Dr. Spiegel was an Assistant Professor and Director of the Developmental Therapeutics Program at New York University Medical Center and then spent 25 years at Schering-Plough (subsequently acquired by Merck & Co.), where he joined as the first Director for Oncology Clinical Research. He subsequently held a series of senior executive positions, including Senior Vice President for Worldwide Clinical Research and Chief Medical Officer. During his time at Schering-Plough he led teams that took numerous drug candidates through clinical development and was involved with over 30 New Drug Application approvals by the U.S. FDA. For the last seven years, he has been a consultant to the biotech industry and has served on the Scientific Advisory Board and Board of Directors of multiple biotech companies. Dr. Spiegel received his B.A. from Yale University and his M.D. from the University of Pennsylvania. He completed his specialty training at the National Cancer Institute, National Institute of Health (NIH).

Executive Officer

        The following table sets forth certain information regarding Dr. Judy Chiao, an executive officer during fiscal 2019 who is not a member of our Board of Directors. Dr. Chiao is currently an at-will employee.

             Name                               Age   Position

              Dr. Judy Chiao                  60   Vice President, Clinical Development and Regulatory Affairs

Judy Chiao, M.D. Dr. Chiao joined Cyclacel in December 2004. From December 2001 to September 2004, she was employed at Aton Pharma, Inc., a wholly owned subsidiary of Merck & Co. Inc., most recently as Vice President, Oncology Clinical Research and Development. Prior to Aton’s acquisition by Merck, she was responsible for leading the clinical development of Zolinza, a histone deacetylase inhibitor, for hematologic and solid tumor indications. From July 2000 to December 2001, Dr. Chiao was a Senior Medical Reviewer, Division of Oncology Drug Products, Center for Drug Evaluation and Research, U.S. Food and Drug Administration, where she was the agency’s primary reviewer for a range of oncology drugs and regulatory subjects. She also presented the FDA’s views in several New Drug Application reviews at Oncology Drug Advisory Committees. Dr. Chiao earned her Bachelor of Science in Chemistry (summa cum laude) at Columbia University and received her medical degree from Harvard Medical School. Her internship and residency in internal medicine was carried out at Columbia-Presbyterian Medical Center, New York and she held a Research Fellowship in Molecular Pharmacology at Sloan Kettering Institute for Cancer Research and a Clinical Fellowship in Hematology/Oncology at Memorial Sloan Kettering Cancer Center, both in New York. She has also been a member of a number of FDA-related working groups and has also been a Core Member of the Pharsight-FDA Cooperative Research and Development Agreement (CRADA) on clinical trial simulation and population pharmacokinetic analysis software for drug development.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review of the copies of these reports received by us, or written representations from the reporting persons that no other reports were required, we believe that, during fiscal year 2019, all reports to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics that applies to all of our employees, including our chief executive officer and chief financial and accounting officers. The text of the code of conduct and ethics is posted on our website at www.cyclacel.com, is filed as an exhibit to our Annual Report on Form 10-K, and will be made available to stockholders without charge, upon request, in writing to the Corporate Secretary at 200 Connell Drive, Suite 1500, Berkeley Heights, New Jersey 07922, Attention: Paul McBarron, Executive Vice President — Finance, Chief Financial Officer, Chief Operating Officer and Secretary. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of The NASDAQ Stock Market.

Committees of the Board of Directors and Meetings

Meeting Attendance. During the fiscal year ended 2019, there were 7 meetings of our Board of Directors, and the Compensation and Organization Development Committee, the Audit Committee, the Nominating and Corporate Governance Committee and the Science and Technology Committee met collectively a total of 11 times.  All except one director attended no fewer than 80% of the total number of meetings of the Board of Directors or of the committees of the Board of Directors on which he served during fiscal 2019.

Audit Committee. Our Audit Committee met 4 times during fiscal 2019. The Audit Committee during such period had four members: Sir John Banham (Chairman), Dr. Christopher Henney, Gregory T. Hradsky and Dr. Samuel L. Barker. All members of the Audit Committee satisfy the current independence standards promulgated by NASDAQ and the SEC, as such standards apply specifically to members of audit committees. The Board of Directors has determined that Sir John Banham is an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K.

Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits.

A copy of the Audit Committee’s written charter is publicly available on our website at www.cyclacel.com.

Compensation and Organization Development Committee. Our Compensation and Organization Development Committee met 3 times during fiscal 2019. The Compensation and Organization Development Committee is composed entirely of directors who are not our current or former employees, all of whom qualify as independent under the definition promulgated by NASDAQ and the SEC. The Compensation and Organization Development Committee currently has four members: Dr. Samuel L. Barker (Chairman), Dr. Christopher Henney, Lloyd Sems and Dr. David U’Prichard. Our Compensation and Organization Development Committee’s role and responsibilities are set forth in its written charter and includes reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success. The Compensation and Organization Development Committee also administers our 2018 Equity Incentive Plan, our 2015 Equity Incentive Plan and our Amended and Restated 2006 Equity Incentive Plan, as amended. Our Compensation and Organization Development Committee is responsible for the determination of the compensation of our chief executive officer, and shall conduct its decision making process with respect to that issue without the chief executive officer present.

A copy of the Compensation and Organization Development Committee’s written charter is publicly available on our website at www.cyclacel.com.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee met 2 times during fiscal 2019. The Nominating and Corporate Governance Committee consists of Dr. Christopher Henney (Chairman), Sir John Banham, Lloyd Sems, Dr. Robert Spiegel and Dr. David U’Prichard, all of whom qualify as independent under the definition promulgated by NASDAQ and the SEC. The functions of the Nominating and Corporate Governance Committee are set forth in the Nominating and Corporate Governance Committee’s charter and include evaluating and making recommendations to the full Board of Directors as to the size and composition of the Board of Directors and its committees, evaluating and making recommendations as to potential candidates, and evaluating the performance of the Board of Directors. Our Nominating Committee has not adopted a formal diversity policy in connection with the consideration of director nominations or the selection of nominees.  However, the Nominating Committee will consider issues of diversity among its members in identifying and considering nominees for director, and strive where appropriate to achieve a diverse balance of backgrounds, perspectives, experience, age, gender, ethnicity and country of citizenship on our board of directors and its committees.

In addition, under our current corporate governance policies, the Nominating and Corporate Governance Committee may consider candidates recommended by stockholders as well as from other sources, such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Nominating and Corporate Governance Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the Board of Directors and concern for the long-term interests of the stockholders. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources.

A copy of the Nominating and Corporate Governance Committee’s written charter is publicly available on our website at www.cyclacel.com.

Science and Technology Committee. Our Science and Technology Committee was reconstituted in September 2018. The Science and Technology Committee, which met twice during fiscal 2019,  consists of Dr. Robert Spiegel (Chairman), Dr. Samuel L. Barker and Dr. David U’Prichard, all of whom qualify as independent under the definition promulgated by NASDAQ and the SEC. The responsibilities of the Science and Technology Committee are set forth in the Science and Technology Committee’s charter and include assisting management in promoting, maintaining and continually enhancing Cyclacel’s scientific function as a fundamental corporate value and driver of success.

Board Leadership Structure

Dr. U’Prichard serves as the Chairman of our Board of Directors and Mr. Rombotis serves as our President and Chief Executive Officer. Dr. U’Prichard is an independent director under the definition promulgated by NASDAQ and the SEC, and we believe that it is preferable for one of our independent directors to serve as Chairman of the Board of Directors. We also believe that this structure is the most effective structure for us and our stockholders at this time because a separate chairman (i) can provide the Chief Executive Officer with guidance and feedback on his performance, (ii) provides a more effective channel for the Board of Directors to express its views on management, and (iii) allows the Chairman to focus on stockholder interests and corporate governance while providing Mr. Rombotis with the ability to focus his attention on managing our day-to-day operations. As Dr. U’Prichard has significant senior level pharmaceutical industry experience, he is particularly well-suited to serve as Chairman.

We recognize that different board leadership structures may be appropriate for companies in different situations. We will continue to re-examine our corporate governance policies and leadership structures on an ongoing basis to ensure that they continue to meet the Company’s needs.

Role in Risk Oversight

Management is responsible for managing the risks that we face. The Board of Directors is responsible for overseeing management’s approach to risk management that is designed to support the achievement of organizational objectives, including strategic objectives and risks associated with our clinical trials, to improve long-term organizational performance and enhance stockholder value. The involvement of the full Board of Directors in reviewing our strategic objectives and plans, including with respect to our clinical trials, is a key part of the Board of Directors’ assessment of management’s approach and tolerance to risk. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for us. In setting our business strategy, our Board of Directors assesses the various risks being mitigated by management and determines what constitutes an appropriate level of risk for us.

While the Board of Directors has ultimate oversight responsibility for overseeing management’s risk management process, various committees of the Board of Directors assist it in fulfilling that responsibility. Notably, the Audit Committee assists the Board of Directors in its oversight of risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements, the Nominating and Corporate Governance Committee reviews legal and regulatory compliance risks and the Compensation and Organization Development Committee assists the Board of Directors in its oversight of the evaluation and management of risks related to our compensation policies and practices.

Stockholder Communications to the Board of Directors

Generally, stockholders who have questions or concerns should contact our Investor Relations department at (908) 517-7330 or e-mail at ir@cyclacel.com. However, stockholders wishing to submit written communications directly to the Board of Directors should send their communications to our Secretary, Paul McBarron, Cyclacel Pharmaceuticals, Inc., 200 Connell Drive, Suite 1500, Berkeley Heights, New Jersey 07922. All stockholder communications will be considered by the independent members of our Board of Directors. Items that are unrelated to the duties and responsibilities of the Board may be excluded, such as:

• junk mail and mass mailings;
• resumes and other forms of job inquiries;
• surveys; and
• solicitations or advertisements.

In addition, any material that is unduly hostile, threatening, or illegal in nature may be excluded, provided that any communication that is filtered out will be made available to any independent director upon request.

Item 11.   Executive Compensation

Summary Compensation Table

The following table shows the compensation paid or accrued during the last two fiscal years ended December 31, 2018 and 2019 to (1) our President and Chief Executive Officer, (2) our Executive Vice President, Finance, Chief Financial Officer and Chief Operating Officer, and (3) our next most highly compensated executive officer, other than our President and Chief Executive Officer and our Executive Vice President, Finance, Chief Financial Officer and Chief Operating Officer, who earned more than $100,000 during the year ended December 31, 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(1)(2)	All Other Compensation ($)(3)	Total ($)
Spiro Rombotis	2019	530,553	159,166	285,671	39,081	1,014,471
President and Chief Executive Officer	2018	530,553	119,772	69,834	32,665	752,824

Paul McBarron (4)	2019	275,381	82,615	164,198	20,096	542,290
Executive Vice President, Finance, Chief	2018	266,504	60,163	41,203	20,124	387,994
Operating Officer, Chief Financial
Officer, Secretary

Judy Chiao, MD	2019	371,389	81,706	166,057	51,969	671,121
Vice President, Clinical Development and	2018	371,389	67,073	41,854	49,417	529,733
Regulatory Affairs

(1)   The bonus award for 2018 was paid as (i) seventy percent in cash to Spiro Rombotis, Paul McBarron and Judy Chiao in the amounts of $119,772, $60,163, and $67,073, respectively, and (ii) thirty percent in options for shares of Common Stock to Spiro Rombotis, Paul McBarron and Judy Chiao in the amounts of 82,393, 43,788 and 46,141 options, respectively.

(2)    These amounts represent the aggregate grant date fair value for option awards for fiscal year 2018 and 2019, respectively, computed in accordance with FASB ASC Topic 718. The grant date fair value of performance awards is determined based on the probable outcome of such performance conditions as of the grant date. A discussion of the assumptions used in determining grant date fair value may be found in Note 11 to our Financial Statements included on Form 10-K for the years ended December 31, 2018 and 2019. Options were granted during the year ended December 31, 2019 to Spiro Rombotis, Paul McBarron and Dr. Judy Chiao in the amounts of 508,198, 270,079, and 284,592, respectively. Performance-based restricted stock units were also granted during the year ended December 31, 2019  to Spiro Rombotis, Paul McBarron and Dr. Judy Chiao in the amounts of 135,000, 70,000  and 75,000, respectively. Performance-based options were granted during the year ended December 31, 2018 to Spiro Rombotis, Paul McBarron and Dr. Judy Chiao in the amounts of 62,500, 60,417, and 51,355, respectively, the value of such awards as of the grant date assuming that the highest level of performance conditions will be achieved is $80,450, $77,769 and $66,104, respectively. As certain performance criteria were deemed to have been met in 2019, performance-based options granted in 2017 and 2018 vested in the amounts of 30,000, 25,001 and 21,251, respectively, for each of Spiro Rombotis, Paul McBarron and Judy Chiao. As certain performance criteria were deemed to have been met in 2018, performance-based options granted in 2017 and 2018 vested in the amounts of 30,000, 25,001 and 21,251, respectively, for each of Spiro Rombotis, Paul McBarron and Judy Chiao.

(3)   Consists of the following for all executive officers: Payments for private medical and health insurance, life insurance and permanent health insurance; and matching contributions made under the Company’s U.S. 401(k) Plan and U.K. Group Personal Pension Plan.

(4)     Mr. McBarron’s compensation was translated from British pound sterling to the U.S. dollar using the exchange rates of 1.2760 as of December 31, 2018 and 1.3185 as of December 31, 2019. The difference in Mr. McBarron’s salary between 2018 and 2019 is due solely to the exchange rate difference. Mr. McBarron did not receive a salary revision in 2019.

Narrative Disclosure to Summary Compensation Table

The Compensation and Organization Development Committee of our Board of Directors makes decisions regarding the compensation of our President and Chief Executive Officer. The Compensation and Organization Development Committee is composed entirely of independent directors and meets in executive sessions to discuss and formulate its recommendation for the Chief Executive Officer’s base salary and bonus. The Compensation and Organization Development Committee does not rely solely on any predetermined formula or a limited set of criteria in evaluating the Chief Executive Officer’s performance for the year. The evaluation is based on the Chief Executive Officer’s success in achieving his performance goals, which include financial, strategic and leadership objectives. The Chief Executive Officer also provides the Compensation and Organization Development Committee with a self-review of his performance as part of the Company’s review process.

The Compensation and Organization Development Committee also approves the annual compensation (including base salary, bonus, and stock-based compensation) for our other named executive officers based on:

•	the executive’s scope of responsibilities;
•	an informed market assessment of competitive practices for similar roles within peer group companies;
•	evaluations of performance for the year, as assessed by the Chief Executive Officer, supported by the Company’s performance review process and the executive’s self-assessment; and
•	recommendations by our Chief Executive Officer for each named executive officer with respect to base salary, cash bonus, and stock-based compensation.

The Compensation and Organization Development Committee is authorized to engage and retain independent consultants and other experts to assist in fulfilling its responsibilities, and the Committee does intend to engage periodically an external consultant to provide independent verification of market position and ensure the appropriateness of executive compensation. During the year ended December 31, 2018, our Compensation and Organization Development Committee retained Pearl Meyer & Partners, LLC, or Pearl Meyer, an independent, executive compensation consulting firm, to review and provide recommendations concerning our non-employee director and executive director compensation programs. Pearl Meyer performed services solely on behalf of the Compensation and Organization Development Committee and has no relationship with the Company or management beyond the performance of such services. The Compensation and Organization Development Committee has assessed the independence of Pearl Meyer pursuant to SEC rules and the corporate governance rules of the NASDAQ Stock Market and has concluded that no conflict of interest exists that would prevent Pearl Meyer from independently representing the Compensation and Organization Development Committee.

During the most recent year ended December 31, 2019, the Board of Directors and the Compensation and Organization Development Committee reviewed the annual compensation for our executive officers. The Compensation and Organization Development Committee determined not to provide increases in base salary for 2020, and determined to pay our executive officers bonuses for their performance during the fiscal year ended December 31, 2019. Pursuant to the determination that achievement had been attained during the fiscal year ended December 31, 2019 at a level of 60%, 60% and 55% for Spiro Rombotis, Paul McBarron and Dr. Judy Chiao respectively. No independent executive consulting firm was engaged during the year ended December 31, 2019.

Performance-based restricted stock units, or RSUs, were granted during the year ended December 31, 2019  to Spiro Rombotis, Paul McBarron and Dr. Judy Chiao in the amounts of 135,000, 70,000  and 75,000, respectively to vest only upon the fulfillment of certain clinical conditions and to terminate if the fulfillment of such conditions is not completed by December 31, 2022.

No restricted stock units, or RSUs, were granted during the year ended December 31, 2018.  No RSUs vested in the year ended December 31, 2018.

During the year ended December 31, 2019, the Company granted options to purchase shares of Common Stock, with a weighted value exercise price of $0.71, to Spiro Rombotis, Paul McBarron, and Dr. Judy Chiao, in the amounts of 508,198, 270,079 and 284,592, respectively, to vest ratably on a monthly basis over 36 months.

We currently have employment agreements with two of our named executive officers: Spiro Rombotis, our President and Chief Executive Officer, and Paul McBarron, our Executive Vice President—Finance, Chief Financial Officer, Chief Operating Officer and Secretary.

Spiro Rombotis, President and Chief Executive Officer. On March 20, 2008, we entered into a three-year employment agreement with Mr. Spiro Rombotis, effective January 1, 2008, which agreement was most recently renewed on January 1, 2019, such renewal to be effective through January 1, 2021. Mr. Rombotis’ current annual base salary is $530,553, which may be increased in the future in accordance with the terms of his employment agreement. Mr. Rombotis was paid an annual base salary of $530,553 for the years ending December 31, 2019 and 2018, respectively. Mr. Rombotis is also eligible for a yearly incentive cash bonus, based on a percentage of his then current base salary, if he meets certain corporate and individual performance criteria set by the Compensation and Organization Development Committee at the beginning of each year of employment, subject to the approval of our Board of Directors. The agreement also provides for reimbursement of reasonable and necessary expenses incurred by Mr. Rombotis in connection with his performance of his services. Mr. Rombotis is also entitled to certain employment benefits in accordance with the Company’s benefit policies in effect from time to time.

In addition, Mr. Rombotis also agreed to certain confidentiality and assignment of inventions obligations and will be subject to certain non-competition obligations for a period of one year following termination of his employment.

For further information on terms regarding termination and change-in-control in the Company, see “Potential Payments upon Termination or Change-in-Control” below.

Paul McBarron, Executive Vice President—Finance, Chief Financial Officer, Chief Operating Officer and Secretary. On March 31, 2008, we entered into a three-year employment agreement with Mr. Paul McBarron, effective January 1, 2008, which agreement was most recently renewed on January 1, 2019, such renewal to be effective through January 1, 2021. Mr. McBarron’s current annual base salary is £208,859, which may be increased in the future in accordance with the terms of his employment agreement. Mr. McBarron was paid an annual base salary of £208,859 for the years ending December 31, 2018 and 2019, respectively. Mr. McBarron is also eligible for a yearly incentive cash bonus based on a percentage of his then current base salary, if he meets certain corporate and individual performance criteria set by the Compensation and Organization Development Committee at the beginning of each year of employment, subject to the approval of our Board of Directors. The agreement also provides for reimbursement of reasonable and necessary expenses incurred by Mr. McBarron in connection with the performance of his services. Mr. McBarron is also entitled to certain employment benefits in accordance with the Company’s benefit policies in effect from time to time.

In addition, Mr. McBarron also agreed to certain confidentiality and assignment of inventions obligations and will be subject to certain non-competition obligations for a period of one year following termination of his employment.

For further information on terms regarding termination and change-in-control in the Company, see “Potential Payments upon Termination or Change-in-Control” below.

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock or unvested stock units outstanding on the last day of the fiscal year ended December 31, 2019, including non-performance-based awards, to each of the executive officers named in the Summary Compensation Table.

			Option Awards			Stock Awards

Name	Number of Securities Underlying Options Exercisable		Number of Securities Underlying Options Unexercisable	Option Exercise Price ($)'(1)	Option Expiration Date	Number of Shares or Units of Stock Unearned That Have Not Vested		Stock Unit Expiration Date

Spiro Rombotis	892	(2)		133.56	12/10/2020
	8,750	(3)		55.32	12/09/2023
	6,811	(4)		10.32	02/18/2025
	36,464	(5)		7.07	12/07/2025
	31,250	(6)		1.74	12/29/2027
	28,750	(6)		1.56	02/22/2028
	155,283	(7)	352,915	0.71	01/04/2029
						67,500	(8)	12/31/2021
						67,500	(9)	12/31/2022

Paul McBarron	893	(2)		133.56	12/10/2020
	5,833	(3)		55.32	12/09/2023
	4,425	(4)		10.32	02/18/2025
	21,703	(5)		7.07	12/07/2025
	26,041	(6)		1.74	12/29/2027
	23,959	(6)		1.56	02/22/2028
	82,524	(7)	187,555	0.71	01/04/2029
						35,000	(8)	12/31/2021
						35,000	(9)	12/31/2022

Judy Chiao	744	(2)		133.56	12/10/2020
	5,416	(3)		55.32	12/09/2023
	3,578	(4)		10.32	02/18/2025
	19,154	(5)		7.07	12/07/2025
	22,135	(6)		1.74	12/29/2027
	20,365	(6)		1.56	02/22/2028
	86,959	(7)	197,633	0.71	01/04/2029
						37,500	(8)	12/31/2021
						37,500	(9)	12/31/2022

(1) The market value of the shares underlying stock awards is determined by multiplying the number of shares by, the closing price of our Common Stock on the NASDAQ Capital Market on December 31, 2019, the last day of our fiscal year.

(2) These options were granted on December 10, 2010, and vest ratably on a monthly basis over 48 months.
(3) These options were granted on December 9, 2013, and vest ratably on a monthly basis over 36 months.

(4) These options were granted on February 18, 2015, and vest ratably on a monthly basis over 36 months.
(5) These options were granted on December 7, 2015, and vest ratably on a monthly basis over 36 months.
(6) Certain performance criteria were deemed to have been met in 2018 and 2019, and as such performance-based options granted in 2017 and 2018 vested.
(7) These options were granted on January 4, 2019 as part of 2018 bonus award and vest ratably on a monthly basis over 36 months.

(8) Performance based restricted stock units granted on December  5, 2019. Vesting criteria to be met are the fulfillment of certain clinical conditions and terminate if the fulfillment of such conditions are not completed by December 31, 2021.

(9) Performance based restricted stock units granted on December  5, 2019. Vesting criteria to be met are the fulfillment of certain clinical conditions and terminate if the fulfillment of such conditions are not completed by December 31, 2022.

Potential Payments Upon Termination or Change-in-Control

We have entered into agreements that require us to make payments and/or provide benefits to certain of our executive officers in the event of a termination of employment or change-in-control. Our 2006 Equity Incentive Plan, or 2006 Plan, our 2015 Equity Incentive Plan, or 2015 Plan and our 2018 Equity Incentive Plan, or 2018 Plan, and collectively with the 2006 Plan and the 2015 Plan, the “Plans”) provided for payments to named executive officers in connection with a termination or a change-in-control of the Company.

The following summarizes the potential payments to each named executive officer for which we have entered into such an agreement, assuming that one of the events identified below occurs.

Spiro Rombotis, President and Chief Executive Officer. Mr. Rombotis’s employment agreement provides for certain severance arrangements. In the event that Mr. Rombotis’s employment is terminated “without cause,” other than termination for a “change of control” (each as defined in the employment agreement), we will be required to pay Mr. Rombotis (i) all accrued but unpaid compensation up to the time of such termination; (ii) for a period of twelve months following such termination, severance payments in the form of his base salary as in effect immediately prior to such termination, or Severance Payments, including form of continuation coverage of his medical care and life insurance pursuant to COBRA, on the same terms as applicable to other executive employees, unless Mr. Rombotis obtains substitute coverage; and (iii) a period of six months in which to exercise all vested options held by Mr. Rombotis. In the event that Mr. Rombotis’s employment is terminated within six months following a “change-in-control” event, Mr. Rombotis will be entitled to (i) all accrued but unpaid compensation up to the time of such termination; (ii) Severance Payments for a period of 24 months; (iii) out-of-pocket expenses reasonably incurred by Mr. Rombotis in connection with his and his family’s relocation to London; and (iv) eighteen months’ accelerated vesting of any options held by him. In the event of termination due to his death or disability, we will pay Mr. Rombotis (or his estate, as the case may be) (i) all accrued but unpaid compensation up to the time of such termination and (ii) Severance Payments for a period of twelve months. He (or his estate, as the case may be) would also be entitled to a period of twelve months in which all of his vested options can be exercised.

           Paul McBarron, Executive Vice President—Finance, Chief Financial Officer, Chief Operating Officer and Secretary. Mr. McBarron’s employment agreement provides for certain severance arrangements. In the event that Mr. McBarron’s employment is terminated “without cause,” other than termination for a “change of control” (each as defined in his employment agreement), we will be required to pay Mr. McBarron (i) all accrued but unpaid compensation up to the time of such termination; (ii) Severance Payments for a period of twelve months following such termination; and (iii) a period of six months in which to exercise all vested options held by Mr. McBarron. In the event that Mr. McBarron’s employment is terminated within six months following a “change-in-control” event, Mr. McBarron will be entitled (i) all accrued but unpaid compensation up to the time of such termination; (ii) Severance Payments for a period of twelve months; and (iii) eighteen months’ accelerated vesting of any options held by him. In the event of termination due to his death or disability, we will pay Mr. McBarron (or his estate, as the case may be) all accrued but unpaid compensation up to the time of such termination and Severance Payments for a period of twelve months. He (or his estate, as the case may be) would also be entitled to a period of twelve months in which all of his vested options can be exercised.

Dr. Judy Chiao, Vice President, Clinical Development and Regulatory Affairs. On December 10, 2010, we entered into a Change-in-Control Agreement, or CIC Agreement, with Dr. Chiao.

In the event of a Change-in-Control (as defined below) of the Company, and Dr. Chiao’s employment with the continuing or surviving company, or Controlling Company) is terminated (including if Dr. Chiao voluntarily terminates her employment for Good Reason, as defined below) at any time within six months following the effective date of a Change-in-Control, unless such termination is For Cause, death, disability or Dr. Chiao voluntarily leaves without Good Reason (as each such term is defined below), Dr. Chiao will be entitled to receive the following benefits from the Controlling Company in lieu of any further salary and bonus payments to Dr. Chiao for certain periods subsequent to the date of termination in consideration for Dr. Chiao’s execution and delivery of a general release in favor of the Controlling Company: (i) payment by the Controlling Company of a lump sum severance payment equal to Dr. Chiao’s annual salary for a period of twelve months from the date of termination; (ii) payment by the Controlling Company of all unpaid, accrued vacation through the date of termination; (iii) all options to purchase shares of the Company’s Common Stock held by Dr. Chiao shall be vested and exercisable for twelve months following the effective date of the Change-in-Control; and (iv) the Controlling Company shall arrange coverage for Dr. Chiao and her dependents, as the case may be, under medical care and life insurance benefit plans substantially similar to those which Dr. Chiao and her dependents were entitled immediately prior to the effective date of the Change-in-Control for a period of up to twelve months after the effective date of the Change-in-Control, subject to certain exceptions as set forth in more detail in the CIC Agreement.

Under the terms of the CIC Agreement, a “Change-in-Control” shall be deemed to have taken place in the event of: (i) any consolidation or merger of the Company is consummated in which Company is not the continuing or surviving corporation or pursuant to any transaction in which shares of the Company’s capital stock are converted into cash, securities or other property, or any sale, lease, exchange or other transfer in one transaction or a series of transactions contemplated or arranged by any party as a single plan of all or substantially all of the assets of the Company, or the approval of a plan of complete liquidation or dissolution of the Company adopted by the stockholders of the Company; (ii) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act, shall, after the date of the CIC Agreement, become the beneficial owner (as defined in Rules 13d-3 and 13d-5 under the Exchange Act), directly or indirectly, of securities of the Company representing 35% or more of the voting power of all then outstanding securities of the Company having the right under ordinary circumstances to vote in an election of the board of directors; or (iii) individuals who, at the date of the CIC Agreement, constitute the entire Board and any new directors whose election by the Board, or whose nomination for election by the Company’s stockholders, shall have been approved by a vote of at least a majority of the directors then in office who either were directors as of such date or whose election or nomination for election shall have been so approved shall cease for any reason to constitute a majority of the members of the Board.

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

Dr. Chiao shall be deemed to have terminated her employment for “Good Reason” if the Controlling Company (A) materially reduces Dr. Chiao’s duties, responsibilities or authority commensurate with his or her position immediately prior to the effective date of the Change-in-Control; (B) reduces Dr. Chiao’s base salary in effect immediately prior to the effective date of the Change-in-Control; (C) requires Dr. Chiao to relocate to another office more than 50 miles of her office location immediately prior to the effective date of the Change-in-Control, subject to certain exceptions, as more fully set forth in detail in the CIC Agreement; or (D) fails to offer Dr. Chiao all material benefits offered to all other employees of the Controlling Company, and the Controlling Company fails to correct or cure the acts giving rise to the termination of Dr. Chiao’s employment for “Good Reason,” after receipt of Dr. Chiao’s notice of such acts.

Potential payments to each named executive officer under our Plans in connection with a termination or a change-in-control of the Company.

The following summarizes the potential payments to each named executive officer under the Plans in connection with a termination or a change-in-control of the Company.

Termination For Cause. If an award recipient’s service relationship with the Company terminates for “cause” (as defined in the Plans), then any unexercised award shall terminate immediately upon his or her termination of service.

Termination Without Cause. If an award recipient’s service relationship with the Company terminates for any reason other than for “cause” (excluding death or disability), then the recipient generally may exercise the award, to the extent vested, within 30 days or three months (in our 2006 Plan and the 2015 and 2018 Plans, respectively), of such termination to the extent that the award is vested on the date of termination (but in no event later than the expiration of the term of the award as set forth in the award agreement). If the recipient dies within three months following such a termination, the award generally may be exercised, to the extent vested, within 180 days’ or one year (as per the 2006 Plan and the 2015 and 2018 Plans, respectively) of the recipient’s death. If an award recipient’s service relationship with the Company terminates due to his or her death, the award recipient’s personal representative, estate, or the person who acquires the right to exercise the award by bequest or inheritance, as the case may be, generally may exercise the award, to the extent the award was vested on the date of termination, within one year from the date of the recipient’s death.

Disability. Pursuant to the 2006 Plan, if an award recipient’s service relationship with the Company terminates due to his or her disability, the recipient, the recipient’s personal representative, estate, or the person who acquires the right to exercise the award by bequest or inheritance, as the case may be, generally may exercise the award, to the extent exercised on the date of termination, within one year from the date of the recipient’s termination, or if the recipient dies during such one-year period, within the later of one year from the date of the recipient’s termination and 180 days from the recipient’s death. In no event may an award be exercised later than the expiration of the term of the award as set forth in the award agreement. Pursuant to the 2015 and 2018 Plans, with regard to options outstanding on the date of an individual’s termination due do disability, he or she may exercise any option to the extent that the options are exercisable but have not been exercised on the date of termination. Such an individual is also entitled to any additional vesting rights that would have accrued on the next vesting date had he or she not become disabled. Exercise may only occur during the one-year period after the date of termination. With regard to stock grants and stock-based awards outstanding on the date of an individual’s termination due to disability, to the extent the forfeiture provisions or the Company’s rights of repurchase have not lapsed, they shall be exercisable; provided, however, that in the event such forfeiture provisions or rights of repurchase lapse periodically, they shall lapse to the extent of a pro rata portion of the shares subject to such stock grant or stock-based award through the date of disability as would have lapsed had the individual not become disabled.

Change-in-Control. Pursuant to the terms of the Plans, in the event of a change-in-control (as defined in the Plans), all outstanding awards granted under the Plans will be either be:

•	assumed by the successor corporation or a parent or subsidiary of the successor corporation; or
•

substituted with an equivalent award by the successor corporation or a parent or subsidiary of the successor corporation. However, in the event that the successor corporation refuses to assume or substitute an award:

•

awards consisting of options, stock appreciation rights and rights to purchase restricted stock will become fully vested and immediately exercisable, including awards that would not otherwise have become vested or exercisable; and

•	all other awards will become fully earned and eligible to receive a payout.

For the purposes of the Plans, a participant’s award will be considered assumed if, following the change-in-control, the assumed award confers, for each share of the Company’s Common Stock subject to the award immediately prior to the change-in-control, the right to receive the consideration (whether stock, cash, or other securities or property) received in the change-in-control for each share of Common Stock held on the effective date of the transaction; provided, however, that if the consideration received in the change-in-control is not solely common stock of the successor corporation or its parent, the committee administering the plan may, with the consent of the successor corporation, provide for the consideration per share to be received upon the exercise of the award, to be solely common stock of the successor corporation or its parent equal in fair market value to the per share consideration received by holders of the Company’s Common Stock in the change-in-control.

Under the Plans, a change-in-control is the occurrence of one of the following events:

•

a person, partnership, joint venture, corporation or other entity, or two or more of any of the foregoing acting as a group (or any “person” within the meaning of Sections 13(d)(3) and 14(d) of the Exchange Act), other than the Company, a Subsidiary, or an employee benefit plan (or related trust) of the Company or a Subsidiary, become(s) the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act) of 30% or more of the then-outstanding voting stock of the Company;

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

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2019 to each of our non-employee directors. Directors who are employed by us are not compensated for their service on our Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
David U’Prichard, Ph.D.	$ 94,000	$9,717 (2)	$103,717
Sir John Banham	$ 61,000	$9,717 (2)	$70,717
Christopher S. Henney, Ph.D. D.Sc.	$ 83,000	$9,717 (2)	$92,717
Gregory T. Hradsky	$ 50,000	$9,717 (2)	$59,717
Lloyd Sems	$ 54,000	$9,717 (2)	$63,717
Samuel L. Barker, Ph.D.	$ 60,000	$9,717 (2)	$69,717
Robert Spiegel M.D.	$ 57,000	$9,717 (2)	$66,717

(1)

These amounts represent the aggregate grant date fair value of options granted to each director during the year ended December 31, 2019 computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 11 to our financial statements included on our Form 10-K for the fiscal year ended December 31, 2019.

(2)	Fair value of the options granted on May 29, 2019 was $0.52per share. The aggregate $68,019 options remain outstanding as of December 31, 2019.

Director Compensation Program

Under the terms of our Director Compensation Program, the non-employee members of our Board of Directors are paid a fixed annual fee, payable on a quarterly basis, in arrears, on the first day of each quarter, as follows:

Chairman of the Board	$85,000
Vice Chairman of the Board	$65,000
Other Non-Management Board Members	$45,000

The Chair of each of the various committees of the Board of Directors will also receive the following fixed annual fee, payable on a quarterly basis, in arrears, on the first day of each quarter, as follows:

Audit	$12,000
Compensation and Organization Development	$10,000
Nominating and Corporate Governance	$ 8,000
Science and Technology	$ 8,000

The non-Chair members of each of the various committees of the Board of Directors will also receive the following fixed annual member fee, payable on a quarterly basis, in arrears, on the first day of each quarter, as follows:

Audit	$5,000
Compensation and Organization Development	$5,000
Nominating and Corporate Governance	$4,000

The non-Chair members of the Science and Technology Committee do not receive an annual member fee.

•

In addition, the non-employee members of our Board of Directors are entitled to receive stock options on an annual basis on the date of the Company’s annual meeting, such options to vest fully on the first anniversary of the date of the grant. This award was equal to 18,750 stock options per member for the year ended December 31, 2019 and 8,576 stock options per member for the year ended December 31, 2018.

The non-employee directors are also reimbursed for customary business expenses in connection with attending Board of Directors and committee meetings.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock and our 6% Convertible Exchangeable Preferred Stock, or Preferred Stock as of February 20, 2020 for (a) the executive officers named in the Summary Compensation Table, (b) each of our directors and director nominees, (c) all of our current directors and executive officers as a group, and (d) each stockholder known by us to own beneficially more than 5% of our Common Stock or Preferred Stock, relying solely upon the amounts and percentages disclosed in their public filings.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of Common Stock that may be acquired by an individual or group within 60 days of February 20, 2020 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of stock shown to be beneficially owned by them based on information provided to us by these stockholders.

Percentage of ownership of Common Stock is based on 17,199,974 shares of Common Stock outstanding as of February 20, 2020. Percentage of ownership of Preferred Stock is based on 335,273 shares of Preferred Stock outstanding as of February 20, 2020.

The address for each of the directors and named executive officers is c/o Cyclacel Pharmaceuticals, Inc., 200 Connell Drive, Suite 1500, Berkeley Heights, New Jersey 07922. Addresses of other beneficial owners are noted in the table.

	Number of Shares of Common Stock Beneficially Owned(1)	Percentage of Common Stock Owned	Number of Shares of Preferred Stock Beneficially Owned	Percentage of Preferred Stock Owned
Directors, Director Nominee and Named Executive Officers
Sir John Banham	15,572	*	0	0%
Dr. Samuel L. Barker	14,084	*	0	0%
Dr. Judy Chiao(2)	132,661	*	0	0%
Dr. Christopher Henney	16,206	*	0	0%
Paul McBarron(3)	138,718	*	0	0%
Spiro Rombotis(4)	243,872	1.42%	1,600	*
Dr. David U’Prichard	16,507	*	0	0%
Lloyd Sems	17,198	*	0	0%
Gregory T. Hradsky	14,420	*	0	0%
Dr. Robert Spiegel	8,576	*	0	0%
Executive officers and directors as a group (10 persons)(5)	617,814	3.59%	0	*
5% or more stockholders
Eastern Capital Limited(6)	2,167,261	12.6%	0	0%
Portfolio Services Ltd.(6)	2,167,261	12.6%	0	0%
Kenneth B. Dart(6)	2,167,261	12.6%	0	0%
Hudson Bay Capital Management LP(7)	1,250,000	7.27%	0	0%
Sander Gerber(7)	1,250,000	7.27%	0	0%

*Represents beneficial ownership of less than 1% of the outstanding shares of our Common Stock.

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of Common Stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of February 20, 2020. Except as indicated by footnote, to our knowledge, all persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.

(2) Includes options to purchase 15,811 shares of Common Stock that are exercisable within 60 days of February 20, 2020.
(3) Includes options to purchase 15,004 shares of Common Stock that are exercisable within 60 days of February 20, 2020.

(4) Includes options to purchase 28,232 shares of Common Stock that are exercisable within 60 days of February 20, 2020. Of the shares of Common Stock reported, 11 shares are held indirectly by Mr. Rombotis through his IRA account. Does not include 12,263 shares of Common Stock beneficially owned by Kalliopi Rombotis, Mr. Rombotis’ mother. Mr. Rombotis disclaims beneficial ownership of the foregoing shares.

(5) See footnotes 2 through and including 10.

(6) Based solely on a Schedule 13G/A filed by Eastern Capital Limited, or Eastern with the SEC on August 25, 2017. Kenneth B. Dart is the beneficial owner of all of the outstanding shares of Portfolio Services Ltd., which, in turn, owns all of the outstanding shares of Eastern. The principal business address of each beneficial owner is 10 Market Street, #773, Camana Bay, Grand Cayman, KY1-9006, Cayman Islands.

(7) Based solely on a Schedule 13G filed by Hudson Bay Capital Management LP, or Hudson Bay on February 2, 2018. Hudson Bay, which serves as the investment manager to Hudson Bay Master Fund Ltd., in whose name the securities reported are held, may be deemed to be the beneficial owner of all shares of Common Stock underlying the securities held by Hudson Bay Master Fund Ltd. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay. The principal business address of each beneficial owner is 777 Third Avenue, 30 Floor, New York, NY 10017.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2019:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) )
Total equity compensation plans approved by security holders(1)	2,005,561	$2.72	208,789
Equity compensation plans not approved by security holders	-	-	-

(1) Consists of our 2018 Plan, our 2015 Equity Incentive Plan and our 2006 Plan. The Plans provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and performance units. There were no shares available for issuance, as of the date hereof, under the 2006 Plan.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Our Audit Committee reviews and approves in advance all related-party transactions. There have been no transactions during our last two fiscal years with our directors and officers and beneficial owners of more than 5% of our voting securities and their affiliates.

Indemnification

The Company has entered into indemnification agreements with each of its directors and executive officers. Pursuant to the indemnification agreements, the Company agrees to hold harmless and indemnify its directors and executive officers to the fullest extent authorized or permitted by the provisions of the Company’s amended and restated certificate of incorporation, amended and restated by-laws and the DGCL, including for any amounts that such director or officer becomes obligated to pay because of any claim to which such director or officer is made or threatened to be made a party, witness or participant, by reason of such director’s or officer’s service as a director, officer, employee or other agent of the Company.

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our Board of Directors has determined that each of the following directors is an “independent director” as such term is defined by rules of The NASDAQ Stock Market, Inc., or NASDAQ:

•	Sir John Banham
•	Christopher Henney, Ph.D., D.Sc.
•	David U’Prichard, Ph.D.
•	Gregory T. Hradsky
•	Lloyd Sems
•	Samuel L. Barker, Ph.D.
•	Robert Spiegel, M.D.

The Board of Directors has established three standing committees: (1) the Compensation and Organization Development Committee, (2) the Audit Committee, and (3) the Nominating and Corporate Governance Committee. The Board of Directors has also determined that each member of these committees meets the independence requirements applicable to each such committee as prescribed by NASDAQ and the SEC. In September 2018, the Board of Directors also reconstituted the Science and Technology Committee.

Item 14.   Principal Accountant Fees and Services

The Audit Committee has appointed RSM US LLP, or RSM, as our independent registered public accounting firm, to audit our consolidated financial statements for the fiscal year ended December 31, 2019.

The following table presents fees for professional audit services rendered by RSM for the audit of Cyclacel’s annual financial statements for the years ended December 31, 2018 and 2019, and fees billed for other services rendered by them during those periods.

	2018	2019
Audit fees(1	$250,755	$245,950
Tax Fees(2	$ 48,000	$25,500
Total	$298,755	$271,450

(1)

Audit fees represent fees for the audit of the Company’s annual consolidated financial statements, review of the Company’s interim financial statements included in quarterly reports on Form 10-Q, services that an independent auditor would customarily provide in connection with subsidiary audits, other regulatory filings and similar engagements for each fiscal year shown, such as attest services, comfort letters, consents and assistance with review of reports filed with the SEC.
(2)	Tax fees represent tax compliance and return preparation and tax planning and advice.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation, and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are traditionally performed by the independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by the independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning and tax advice.

4. Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service.

During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report are as follows:
(1)	See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 of this Annual Report on Form 10‑K.
(2)	Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.
(3)	The following is a list of exhibits filed as part of this Annual Report on Form 10‑K.

(b)	Exhibits:
Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of Cyclacel Pharmaceuticals, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10‑K, originally filed with the SEC on April 1, 2013, and incorporated herein by reference).

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cyclacel Pharmaceuticals, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K, originally filed with the SEC on May 27, 2016, and incorporated herein by reference).

3.3

Amended and Restated Bylaws of Cyclacel Pharmaceuticals, Inc. (Previously filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10‑K, File No. 000‑50626, originally filed with the SEC on March 31, 2011 and incorporated herein by reference).

3.4

Certificate of Designation of 6% Convertible Exchangeable Preferred Stock (previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8‑K, originally filed with the SEC on November 5, 2004, and incorporated herein by reference).

3.5

Certificate of Designation of Series A Preferred Stock (previously filed as Exhibit 3.5 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑218305), originally filed with the SEC on July 17, 2017, and incorporated herein by reference).

4.1

Specimen of Common Stock Certificate (previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S‑1, File No. 333‑109653, originally filed with the SEC on February 17, 2004, as subsequently amended, and incorporated herein by reference).

4.2

Specimen of Preferred Stock Certificate of Designation (previously filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S‑1, File No. 333‑119585, originally filed with the SEC on October 21, 2004, as subsequently amended, and incorporated herein by reference).

4.3

Form of Warrant to purchase shares of Cyclacel Pharmaceuticals, Inc. Common Stock (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8‑K, originally filed with the SEC on July 1, 2011, and incorporated herein by reference).

4.4

Registration Rights Agreement, dated as of December 14, 2012, by and between the Company and Aspire Capital Fund, LLC (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8‑K, originally filed with the SEC on December 17, 2012, and incorporated herein by reference).

4.5

Registration Rights Agreement, dated November 14, 2013, by and between the Company and Aspire Capital Fund, LLC (previously filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10‑Q, originally filed with the SEC on November 14, 2013, and incorporated herein by reference).

4.6 4.7*

Form of Warrant to purchase shares of Cyclacel Pharmaceuticals, Inc.’s Common Stock (previously filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (No. 333-218305), originally filed with the SEC on July 17, 2017, and incorporated herein by reference).

Description of Securities.

10.1†

Amended and Restated 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8‑K, originally filed with the SEC on May 24, 2012, and incorporated by reference).

10.2†	2015 Equity Incentive Plan (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 22, 2015, and incorporated by reference).
10.3†	2018 Equity Incentive Plan (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K originally filed with the SEC on June 1, 2018).
10.4†

Employment Agreement by and between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis, dated as of January 1, 2014 (previously filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10‑K, originally filed with the SEC on March 24, 2014, and incorporated by reference).

10.5†

Employment Agreement by and between Cyclacel Pharmaceuticals, Inc. and Paul McBarron, dated as of January 1, 2014 (previously filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10‑K, originally filed with the SEC on March 24, 2014, and incorporated by reference).

10.6†

Form of Change in Control Agreement by and between Cyclacel Pharmaceuticals, Inc. and Dr. Judy Chiao, dated as of December 10, 2010 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K, originally filed with the SEC on December 14, 2010, and incorporated herein by reference).

Exhibit Number	Description

10.7#

License Agreement by and between Sankyo Co., Ltd. and Cyclacel Limited, dated September 10, 2003, and letter amendments dated April 1, 2004 and April 28, 2004 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q, for the quarterly period ended June 30, 2011, originally filed with the SEC on August 12, 2011, and incorporated herein by reference).

10.8#

Amendment No. 4 to License Agreement between Daiichi Sankyo Company, Limited and Cyclacel Limited, dated July 11, 2011 (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q, for the quarterly period ended June 30, 2011, originally filed with the SEC on August 12, 2011, and incorporated herein by reference).

10.9†

Employment Extension Agreement, by and between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis, dated as of December 22, 2016 (previously filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10‑K, originally filed with the SEC on March 1, 2017, and incorporated by reference).

10.10†

Employment Extension Agreement, by and between Cyclacel Pharmaceuticals, Inc. and Paul McBarron, dated as of December 22, 2016 (previously filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10‑K, originally filed with the SEC on March 1, 2017, and incorporated by reference).

10.11†

Employment Extension Agreement, by and between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis, dated as of June 27, 2017 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K, originally filed with the SEC on June 27, 2017, and incorporated by reference).

10.12†

Employment Extension Agreement, by and between Cyclacel Pharmaceuticals, Inc. and Paul McBarron, dated as of June 27, 2017 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K, originally filed with the SEC on June 27, 2017, and incorporated by reference).

10.13†

Employment Agreement, by and between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis, dated as of December 6, 2017 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K, originally filed with the SEC on December 12, 2017, and incorporated by reference).

10.14†

Employment Agreement, by and between Cyclacel Pharmaceuticals, Inc. and Paul McBarron, dated as of December 6, 2017 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K, originally filed with the SEC on December 12, 2017, and incorporated by reference).

10.15#

Clinical Collaboration Agreement by and between Cyclacel Pharmaceuticals, Inc. and the University of Texas M.D. Anderson Cancer Center dated as of August 21, 2018 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2018).

10.16

Employment Agreement, by and between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis, dated as of January 1, 2019 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K, originally filed with the SEC on January 7, 2019, and incorporated by reference).

10.17

Employment Agreement, by and between Cyclacel Pharmaceuticals, Inc. and Paul McBarron, dated as of January 1, 2019 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K, originally filed with the SEC on January 7, 2019, and incorporated by reference).

21

Subsidiaries of Cyclacel Pharmaceuticals, Inc. (previously filed as Exhibit 21 to the Registrant’s Annual Report on Form 10‑K, originally filed with the SEC on March 26, 2014, and incorporated herein by reference).

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
101

The following materials from Cyclacel Pharmaceuticals, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

Exhibits:

†Indicates management compensatory plan, contract  or arrangement.

#Confidential  treatment has been granted with respect to certain portions  of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission  as part of an application for confidential treatment pursuant to the Securities and Exchange Act of 1934, as amended.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements  of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant  has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.
Date: March 5, 2020	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer & Executive Vice President, Finance
(Principal Financial and Accounting Officer)

Pursuant to the requirements  of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant  and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Spiro Rombotis	President & Chief Executive Officer	March 5, 2020
Spiro Rombotis	(Principal Executive Officer) and Director

/s/ Paul McBarron	Chief Operating Officer, Chief Financial	March 5, 2020
Paul McBarron	Officer & Executive Vice President, Finance
(Principal Financial and Accounting Officer) and Director

/s/ Dr. David U’Prichard	Chairman	March 5, 2020
Dr. David U’Prichard

/s/ Dr. Christopher Henney	Vice Chairman	March 5, 2020
Dr. Christopher Henney

/s/ Sir John Banham	Director	March 5, 2020
Sir John Banham

/s/ Samuel L. Barker	Director	March 5, 2020
Samuel L. Barker

/s/ Gregory Hradsky	Director	March 5, 2020
Gregory Hradsky

/s/ Lloyd Sems	Director	March 5, 2020
Lloyd Sems

/s/ Robert Spiegel	Director	March 5, 2020
Robert Spiegel