Form 10-Q
period 2020-03-31
Cyclacel Pharmaceuticals, Inc.
filed 2020-05-12
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting filer ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐No ☒

As of May 11, 2020, there were 4,859,998 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

(Unaudited)

	December 31,	March 31,
	2019	2020
ASSETS
Current assets:
Cash and cash equivalents	$11,885	$8,923
Prepaid expenses and other current assets	2,132	2,888
Total current assets	14,017	11,811
Property and equipment, net	27	25
Right-of-use lease asset	1,264	1,151
Total assets	$15,308	$12,987
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$890	$250
Accrued and other current liabilities	1,530	1,273
Total current liabilities	2,420	1,523
Lease liability	1,191	1,073
Other liabilities	—	—
Total liabilities	3,611	2,596
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2019 and March 31, 2020;
6% Convertible Exchangeable preferred stock; 335,273 shares issued and outstanding at December 31, 2019 and March 31, 2020. Aggregate preference in liquidation of $4,006,512 as of December 31, 2019 and March 31, 2020.	—	—
Series A convertible preferred stock, $0.001 par value; 264 shares issued and outstanding at December 31, 2019 and March 31, 2020.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2019 and March 31, 2020; 859,998 and 859,998 shares issued and outstanding at December 31, 2019 and March 31, 2020.	1	1
Additional paid-in capital	370,142	370,183
Accumulated other comprehensive loss	(819)	(946)
Accumulated deficit	(357,627)	(358,847)
Total stockholders’ equity	11,697	10,391
Total liabilities and stockholders’ equity	$15,308	$12,987

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2020
Revenues:
Collaboration and research and development revenue	$—	$—
Total revenues	—	—
Operating expenses:
Research and development	1,012	1,106
General and administrative	1,192	1,318
Total operating expenses	2,204	2,424
Operating loss	(2,204)	(2,424)
Other income (expense):
Foreign exchange gains (losses)	15	69
Interest income	79	28
Other income, net	—	817
Total other income, net	94	914
Loss before taxes	(2,110)	(1,510)
Income tax benefit	268	290
Net loss	(1,842)	(1,220)
Dividend on convertible exchangeable preferred shares	(50)	(50)
Net loss applicable to common shareholders	$(1,892)	$(1,270)
Basic and diluted earnings per common share:
Net loss per share – basic and diluted	$(2.77)	$(1.48)
Weighted average common shares outstanding	681,910	859,998

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2020
Net loss	$(1,842)	$(1,220)
Translation adjustment	(3,897)	11,060
Unrealized foreign exchange gain on intercompany loans	3,876	(11,187)
Comprehensive loss	$(1,863)	$(1,347)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In $000s, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2018	335,537	$—	624,872	$1	$365,828	$(760)	$(349,797)	$15,272
Issue of common stock on At Market Issuance sales agreement, net of expenses	—	—	235,126	0	4,111	—	—	4,111
Stock-based compensation	—	—	—	—	85	—	—	85
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	3,876	—	3,876
Translation adjustment	—	—	—	—	—	(3,897)	—	(3,897)
Loss for the period	—	—	—	—	—	—	(1,842)	(1,842)
Balances at March 31, 2019	335,537	$—	859,999	$1	$369,974	$(781)	$(351,639)	$17,555

Balances at December 31, 2019	335,537	$—	859,998	$1	$370,142	$(819)	$(357,627)	$11,697
Issue of common stock on At Market Issuance sales agreement, net of expenses	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	91	—	—	91
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(11,187)	—	(11,187)
Translation adjustment	—	—	—	—	—	11,060	—	11,060
Loss for the period	—	—	—	—	—	—	(1,220)	(1,220)
Balances at March 31, 2020	335,537	$—	859,998	$1	$370,183	$(946)	$(358,847)	$10,391

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2020
Operating activities:
Net loss	$(1,842)	$(1,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	5
Gain on disposal of property and equipment	(29)	—
Stock-based compensation	85	91
Changes in lease liability	—	(10)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,215)	(874)
Accounts payable and other current liabilities	(689)	(799)
Net cash used in operating activities	(3,684)	(2,807)
Investing activities:
Purchase of property, plant and equipment	(2)	(4)
Proceeds from sale of property and equipment	29	—
Net cash provided by (used in) investing activities	27	(4)
Financing activities:
Proceeds, net of issuance costs, from issuing common stock (issuance costs paid)	4,106	—
Payment of preferred stock dividend	(50)	(50)
Net cash provided by (used in) financing activities	4,056	(50)
Effect of exchange rate changes on cash and cash equivalents	31	(101)
Net (decrease) in cash and cash equivalents	430	(2,962)
Cash and cash equivalents, beginning of period	17,504	11,885
Cash and cash equivalents, end of period	$17,934	$8,923
Supplemental cash flow information:
Cash received during the period for:
Interest	79	28
Taxes	—	—

Non cash activities on transition to ASC 842: Leases
Lease liability	(1,505)	—
Right-of-use asset	1,385	—

Non cash financing activities:
Accrual of preferred stock dividends	50	50

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

As of March 31, 2020, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

2.            Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of March 31, 2020, the consolidated statements of operations, comprehensive loss, stockholders’ equity and the consolidated statements of cash flows for the three months ended March 31, 2020 and 2019, and all related disclosures contained in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2019 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”). The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of March 31, 2020, and the results of operations, comprehensive loss, and cash flows for the three months ended March 31, 2020, have been made. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other reporting period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2019 that are included in the Company’s Annual Report on Form 10-K filed with the SEC.

Reverse Stock Split

On April 14, 2020 the Company completed a one-for-twenty reverse stock split, which reduced the number of shares of the Company’s common stock that were issued and outstanding immediately prior to the effectiveness of the reverse stock split. The number of shares of the Company’s authorized common stock was not affected by the reverse stock split and the par value of Cyclacel’s common stock remained unchanged at $0.001 per share. The reverse stock split reduced the number of shares of the Company’s common stock that were outstanding at April 14, 2020 from 17,199,974 to 859,998 after the cancellation of 14 fractional shares. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise held fractional shares of the Company’s common stock as a result of the reverse stock split received a cash payment in lieu of such fractional shares. All amounts related to number of shares and per share amounts have been retroactively restated in these consolidated financial statements.

Going Concern

Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued. The Company expects that its cash of approximately $8.9 million as of March 31, 2020, together with approximately $18.4 million net proceeds received from the sale of securities in April 2020, will be sufficient to fund its operating expenses and capital expenditure requirements through the end of 2022.

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

The future viability of the Company beyond the end of 2022 is dependent on its ability to raise additional capital to finance its operations. The Company does not currently have sufficient funds to complete development and commercialization of any of its drug candidates. Additional funding may not be available to the Company on favorable terms, or at all. If the Company is not able to secure additional funding when needed, it may have to delay, reduce the scope of or eliminate one or more of its clinical trials or research and development programs or make changes to its operating plan. In addition, it may have to partner one or more of its product candidate programs at an earlier stage of development, which would lower the economic value of those programs to the Company. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

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

The Company transitioned to the new guidance on a cumulative catch-up basis effective January 1, 2019, recognizing a lease liability of $1.5 million for the present value of the remaining minimum rental payments, as defined under prior accounting rules, and a corresponding right-of-use asset. In addition, the Company reclassified an existing deferred rent obligation of $120,000 created under prior accounting rules against the opening right-of-use asset.

On January 1, 2020, the Company adopted the guidance issued in ASU 2018‑15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” As permitted by the ASU, the Company will apply the new guidance on a prospective basis to any new cloud computing arrangements. ASU 2018‑15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the non-cancellable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. There has been no impact of this pronouncement on the Company’s consolidated financial statements and disclosures.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board has issued ASU 2020-04, “Reference Rate Reform (Topic 848)”. This standard provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform initiatives that would replace interbank offered rates, including the London Interbank Offered Rate (LIBOR). For example, modifications of lease contracts within the scope of ASC 842 solely for changes in reference rates would be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not currently have any contracts affected by this guidance.

Fair Value of Financial Instruments

Financial instruments consist of cash equivalents, accounts payable and accrued liabilities. The carrying amounts of cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to the nature of the accounts, notably their short maturities.

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the three months ended March 31, 2019 and 2020.

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

•	Whether the uncertainty about the achievement of the milestone is not expected to be resolved for a long period of time;
•	Whether the Company can reasonably predict that the milestone will be achieved based on previous experience; and
•	The complexity and inherent uncertainty underlying the achievement of the milestone.

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

The Company recognizes a contract asset, when the value of satisfied (or partially satisfied) performance obligations is in excess of the payment due to the Company, and deferred revenue when the amount of unconditional consideration is in excess of the value of satisfied (or part satisfied) performance obligations. Once a right to receive consideration is unconditional, that amount is presented as a receivable.

Grant revenue received from organizations that are not the Company’s customers, such as charitable foundations or government agencies, is presented as a reduction against the related research and development expenses.

Leases

Effective from January 1, 2019, the Company accounts for lease contracts in accordance with ASC 842. As of March 31, 2020, all of the Company’s leases are classified as operating leases.

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

3.           Revenue

Revenue recognized in the three months ended March 31, 2019 and 2020 was $0.

4.           Net Loss per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the three months ended March 31, 2019 and 2020, as the result would be anti-dilutive:

	March 31,	March 31,
	2019	2020
Stock options	112,457	99,957
Convertible preferred stock	85	85
Series A preferred stock	6,600	6,600
Common stock warrants	374,525	374,525
Total shares excluded from calculation	493,667	481,167

5.            Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in $000s):

	December 31,	March 31,
	2019	2020
Research and development tax credit receivable	$1,326	$1,525
Prepayments and VAT receivable	703	293
Other current assets	103	1,070
	$2,132	$2,888

Receivables of $817,000 are included in other current assets as at March 31, 2020. This relates to royalty payments receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte, (a business acquired by the Company in March 2006) sold certain assets and intellectual property to Thermo Fisher Scientific Company, or TSC, (formerly Invitrogen Corporation) through the APA and other related agreements. The assets and technology were not part of the Company’s product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, the company recognized $817,000 of other income related to this transaction during the three months ended March 31, 2020.

6.            Accrued and Other Liabilities

Accrued and other current liabilities consisted of the following (in $000s):

	December 31,	March 31,
	2019	2020
Accrued research and development	$617	$782
Accrued legal and professional fees	235	276
Other current liabilities	678	215
	$1,530	$1,273

7.            Leases

The Company has a single lease related to its facility in Dundee, Scotland.

As of and for the three months ended March 31, 2020:

The Company recognized operating lease expenses of $76,383. Cash payments made during the three months ended March 31, 2020 totaled $80,739 and were presented as a component of cash outflows from operating activities. The remaining lease term is approximately 5.5 years as of March 31, 2020. The discount rate used by the Company in determining the lease liability was 12%.

Remaining lease payments under the lease are:

2020	$239
2021	319
2022	318
2023	315
2024	314
Thereafter	252
$1,757

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three months ended March 31, 2019 and 2020 as shown in the following table (in $000s):

	Three Months Ended
	March 31,
	2019	2020
Research and development	$31	$35
General and administrative	54	56
Stock-based compensation costs before income taxes	$85	$91

2018 Plan

In May 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), under which Cyclacel may make equity incentive grants to its officers, employees, directors and consultants. The 2018 Plan replaces the 2015 Equity Incentive Plan (the “2015 Plan”).

The 2018 Plan allows for the issuance of up to 75,000 shares of the Company’s common stock pursuant to various types of award grants, including stock options and restricted stock units. In addition, the 2018 Plan allows up to 35,494 additional shares to be issued if awards outstanding under the 2018 Plan are cancelled or expire on or after the date of the Company’s 2018 annual meeting of stockholders.

As of March 31, 2020, the Company has reserved 6,822 shares of the Company’s common stock under the 2018 Plan for future issuances, including shares that were available under the 2015 Plan and carried forward to the 2018 Plan. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

There were no options granted during the three months ended March 31, 2020. There were 70,951 options granted during the three months ended March 31, 2019. These options had a grant date fair value ranging between $11.40-$12.20 per option. There were also no stock options exercised during each of the three months ended March 31, 2019 and 2020, respectively. The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income.

Outstanding Options

A summary of the share option activity and related information is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price Per Share	Term (Years)	Value ($000)
Options outstanding at December 31, 2019	100,278	$54.40	—	$—
Granted	—	$—
Exercised	—
Cancelled/forfeited	(321)	$1,063.89
Options outstanding at March 31, 2020	99,957	$51.10	8.38	$—

Unvested at March 31, 2020	51,629	$14.81	8.81	$—
Vested and exercisable at March 31, 2020	48,328	$89.88	7.91	$—

Restricted Stock Units

		Weighted
	Number of	Average
	Options	Grant Date
	Outstanding	Value Per Share
Restricted Stock Units outstanding at December 31, 2019	14,000	$10.60
Granted	3,938	$15.20
Restricted Stock Units outstanding at March 31, 2020	17,938	$11.61

Unvested at March 31, 2020	17,938	$11.61
Vested and exercisable at March 31, 2020	—	$—

9.            Stockholders Equity

October 2018 At Market Issuance

On October 4, 2018, the Company entered into a Common Stock Sales Agreement, or the Sales Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, as sales agent, pursuant to which Wainwright was authorized to sell shares of common stock, par value $0.001 per share, having an aggregate offering price of up to $5,000,000, by any method that is deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Shares sold under the Sales Agreement were offered and sold pursuant to the Company’s previously filed and effective Registration Statement on Form S‑3 and a prospectus supplement and accompanying base prospectus. The Company paid Wainwright a commission of 3.0% of the gross sales price per share sold. The Sales Agreement was concluded during the first quarter of 2019, pursuant to which the Company sold 235,126 shares for gross proceeds of approximately $4.3 million. Aggregate net proceeds to the Company were approximately $4.7 million, after deducting commissions and other expenses.

Warrants

As of March 31, 2020, there were 374,525 warrants outstanding, each with an exercise price of $40.00. All such warrants were issued in connection with the July 2017 underwritten public offering and are immediately exercisable. The warrants expire in 2024. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of its warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%)  of the shares of our Common Stock then outstanding after giving effect to such exercise.

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

There was no exercise of warrants during the three months ended March 31, 2019 or 2020.

Series A Preferred Stock

8,872 shares of the Company’s Series A Preferred Stock were issued in the July 2017 underwritten public offering. During the year ended December 31, 2017, 8,608 shares of the Series A Preferred Stock were converted into 215,200 shares of common stock. As of March 31, 2020,  264 shares of the Series A Preferred Stock remain issued and outstanding.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof, into a number of shares of common stock determined by dividing $1,000 by the initial conversion price of $40.00 per share, subject to a 4.99% blocker provision, or, upon election by a holder prior to the issuance of shares of Series A Preferred Stock, 9.99%, and is subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations. The 264 shares of Series A Preferred Stock issued and outstanding at March 31, 2020, are convertible into 6,600 shares of common stock.

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

6% Convertible Exchangeable Preferred Stock

As of March 31, 2020, there were 335,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (the “6% Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the 6% Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the 6% Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. The 6% Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends.

The Company may automatically convert the 6% Preferred Stock into common stock if the per share closing price of the Company’s common stock has exceeded $59,220, which is 150% of the conversion price of the 6% Preferred Stock, for at least 20 trading days during any 30‑day trading period, ending within five trading days prior to notice of automatic conversion.

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

10.          Subsequent Events

Dividends on 6% Preferred Stock

On March 11, 2020, the board of directors declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s 6% Preferred Stock. The cash dividend was paid on May 1, 2020 to the holders of record of the 6% Preferred Stock as of the close of business on April 15, 2020.

Reverse Stock Split

On April 14, 2020, the Company filed a certificate of amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to effect a 1-for-20 reverse stock split of the Company’s shares of common stock. The reverse stock split, which was unanimously approved by the Company’s board of directors, was approved by the Company’s stockholders at a special meeting of stockholders held on October 28, 2019.

As a result of the reverse stock split, every twenty (20) shares of the Company’s outstanding common stock before effectiveness of the reverse stock split was combined and reclassified into one (1) share of common stock. Proportionate voting rights and other rights of common stock holders were not affected by the reverse stock split. Stockholders who would otherwise hold a fractional share of common stock were entitled to receive payment in cash in lieu of any such resulting fractional shares of common stock as the post-reverse split amounts of common stock were rounded down to the nearest full share. Such cash payment in lieu of a fractional share of common stock was calculated by multiplying such fractional interest in one share of common stock by the closing trading price of the Company’s common stock on the trading day immediately preceding the effective date of the reverse stock split, and rounded to the nearest cent. No fractional shares were issued in connection with the reverse stock split.

All share and per share figures in these unaudited consolidated financial statements have been retrospectively restated to give effect to the reverse stock split.

Coronavirus Outbreak

In December 2019, a novel strain of coronavirus emerged in Wuhan, Hubei Province, China. It has now spread to many other countries, including the United States and United Kingdom, where the Company has its primary bases of operation. The World Health Organization has declared the coronavirus outbreak a pandemic, and many governments have issued “stay at home” orders for the foreseeable future. The extent to which the coronavirus impacts the Company’s financial condition and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, any new information that may emerge concerning the severity of the coronavirus, and the actions taken to contain the coronavirus or treat its impact, among others. At this time, the Company is unable to estimate the impact of this event on its financial condition or operations, but it could materially affect the ability of the Company to raise future capital or to conduct clinical studies on a timely basis.

Material Transfer Agreement

On April 19, 2020, the Company entered into a Material Transfer Agreement (“MTA”) with The University of Edinburgh (the “University”). The main objective of the MTA is to study fadraciclib and seliciclib (CYC202 or R-roscovitine), the Company’s clinical stage CDK2/9 inhibitors, as potential early treatments for the inflammatory response observed in patients with COVID-19 disease.

Under the terms of the MTA, the parties will assess the Company’s medicines mentioned above for their suitability for use in safety and experimental medicine studies in COVID-19 patients (the “Evaluation”). The Evaluation is part of a broader project (“STOPCOVID”) studying the inflammatory pathways that lead directly to COVID-19 lung injury. STOPCOVID is supported by a £2 million (approximately $2.5 million) grant from LifeArc, a medical research charity. The University is seeking further funding.

The MTA shall remain in effect for the duration of the Evaluation. Additionally, each of the Company and the University may terminate the MTA if the other party commits a breach of its obligations thereunder.

April 2020 equity financing

On April 21, 2020, the Company entered into a co-placement agency agreement with Roth Capital Partners, LLC, Ladenburg Thalmann & Co. Inc., and Brookline Capital Markets, a division of Arcadia Securities, LLC (the “Co-Placement Agents”) and a securities purchase agreement with certain purchasers for the purchase and sale of (i) 1,910,000 shares of common stock, (ii) pre-funded warrants to purchase up to 2,090,000 shares of common stock, and (iii) accompanying common stock warrants to purchase up to 4,000,000 shares of common stock. The shares of common stock and accompanying common stock warrants were sold at a combined public offering price of $5.00 per share and common stock warrant. Each common stock warrant sold with the shares of common stock represents the right to purchase one share of common stock at an exercise price of $5.00 per share.  The common stock warrants are exercisable immediately and expire five years from the date of issuance.

The pre-funded warrants and accompanying common stock warrants were sold at a combined public offering price of $4.999 per pre-funded warrant and common stock warrant. The pre-funded warrants were sold to purchasers whose purchase of shares of common stock in the public offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding common stock immediately following the consummation of the public offering, in lieu of shares of common stock. Each pre-funded warrant represents the right to purchase one share of the Company’s common stock at an exercise price of $0.001 per share. The pre-funded warrants are exercisable immediately and may be exercised at any time until the pre-funded warrants are exercised in full. The shares of common stock and pre-funded warrants, and accompanying common stock warrants, were issued separately and are immediately separable upon issuance.

The closing of the offering occurred on April 24, 2020, and the net proceeds to the Company were approximately $18,400,000 after deducting placement agent fees and other offering expenses payable by the Company.

Subsequent to the closing of the offering, all the 2,090,000 pre-funded warrants were converted into 2,090,000 shares of common stock. Following such conversions, 4,859,998 shares of common stock remain outstanding as of May 11, 2020.

Nasdaq Listing Compliance

On April 29, 2020, the Company was notified by the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) that the Company has evidenced full compliance with all criteria for continued listing on Nasdaq, including the $1.00 minimum bid, as required by Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”). As previously disclosed, on March 27, 2020, the Nasdaq Listing Qualifications Panel (the “Panel”) granted the Company’s request for continued listing on Nasdaq pursuant to an extension through June 12, 2020, to regain compliance with the Bid Price Rule by evidence of a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. On April 14, 2020, the Company implemented a one-for-twenty reverse stock split of the Company’s outstanding common stock and, as of the close of business on April 28, 2020, evidenced compliance with the Bid Price Rule. That matter is now closed.

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled “Risk Factors,” of our Annual Report on Form 10‑K for the year ended December 31, 2019, as updated and supplemented by Part II, Item 1A, entitled “Risk Factors,” of our Quarterly Reports on Form 10‑Q, and elsewhere in this report. These factors as well as other cautionary statements made in this Quarterly Report on Form 10‑Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10‑Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, “Cyclacel,” the “Company,” “we,” “us,” and “our” refer to Cyclacel Pharmaceuticals, Inc.

Overview

Through March 31, 2020, our primary focus has been on our transcriptional regulation program, where we are evaluating fadraciclib (also known as CYC065), our cyclin dependent kinase, or CDK, inhibitor, as a single agent and in combination with venetoclax in Phase 1 studies in patients with solid tumors and hematological malignancies. In our DNA damage response, or DDR, program, we are evaluating sapacitabine in combination with venetoclax in Phase 1 studies in patients with hematological malignancies and in combination with our CDK inhibitor seliciclib in Phase 1 studies in patients with solid tumors. In our anti-mitotic program, we are evaluating CYC140, a PLK1 inhibitor, in a  Phase 1 study in patients with hematological malignancies. Cyclacel’s strategy is to build a diversified biopharmaceutical business focused in hematology and oncology based on a pipeline of novel drug candidates.

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

Cyclacel’s founding scientist, Professor Sir David Lane, is a globally recognized authority in cell cycle biology, who discovered p53, a key tumor suppressor that malfunctions in about two-thirds of human cancers. Under his guidance, Cyclacel’s drug discovery and development programs concentrated on the CDK2/9 isoforms, which operate as key components of the p53 pathway. These efforts resulted in bringing two molecules into clinical trials: seliciclib, a first-generation CDK inhibitor, and fadraciclib (also known as CYC065), a second-generation CDK inhibitor, which has benefited from the Company’s clinical experience with seliciclib.

Fadraciclib has been evaluated in part 1 of a first-in-human, Phase 1 trial (NCT02552953) in patients with advanced solid tumors and a recommended Phase 2 dose was established. The study demonstrated that at the recommended Phase 2 dose fadraciclib durably suppresses MCL1, a member of the BCL2 family of survival proteins. Part 2 of the study is testing a more intensive dosing regimen and one patient with MCL1 amplified endometrial cancer has experienced a partial response as assessed by investigator. An oral formulation of fadraciclib is also under evaluation in part 3 of the trial. Fadraciclib is under investigation in combination with other anticancer drugs, including BCL2 inhibitors, such as venetoclax. This combination is currently being evaluated in two clinical studies enrolling patients with relapsed refractory chronic lymphocytic leukemia (CLL) (NCT03739554) and relapsed or refractory acute myeloid leukemia (AML) or myelodysplastic syndromes (MDS) (NCT04017546) respectively. Preclinical data suggests that fadraciclib may benefit adults and children with hematological malignancies, including AML, acute lymphocytic leukemias (ALL), and in particular leukemias with rearrangement of the Mixed Lineage Leukemia gene (MLL-r), CLL, B-cell lymphomas, multiple myelomas, and patients with certain solid tumors, including breast and uterine cancers, and neuroblastomas.

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

We have dosed the first patients in a Phase 1/2 study evaluating the safety and effectiveness of sapacitabine, in an all oral regimen in combination with venetoclax in patients with relapsed or refractory AML or myelodysplastic syndromes (MDS). The Phase 1/2 study (NCT01211457) is intended to enroll up to approximately 40 patients with relapsed or refractory AML or MDS with the objective of determining the safety and efficacy of the combination. Secondary objectives include duration of response, CR, CRp, PR, or major HI, transfusion requirements, number of hospitalized days and overall survival. We are also evaluating sapacitabine in a Phase 1/2 combination study with seliciclib in patients with BRCA mutations. A Phase 1b/2 investigator-sponsored clinical trial (NCT01211457) is evaluating the safety and effectiveness of sapacitabine in combination with olaparib in patients with BRCA mutant breast cancer. The trial is being conducted at the Dana-Farber Cancer Institute with collaborators Cyclacel and AstraZeneca providing sapacitabine investigational drug and the approved PARP inhibitor olaparib, respectively.

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

Results of Operations

Three Months Ended March 31, 2019 and 2020

Results of Continuing Operations

Revenues

Revenues for the three months ended March 31, 2019 and 2020 were $0 and $0.

The future

There are no active collaboration, licensing, or clinical supply agreements and there will be no revenues for the foreseeable future.

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

The following table provides information with respect to our research and development expenditures for the three months ended March 31, 2019 and 2020 (in $000s except percentages):

	Three Months Ended
	March 31,		Difference
	2019	2020	$	%
Transcriptional Regulation	$626	$882	$256	41
DNA Damage Response (sapacitabine)	128	(14)	(142)	(111)
CYC140	136	160	24	18
Other research and development programs and expenses	122	78	(44)	(36)
Total research and development expenses	$1,012	$1,106	$94	9

Total research and development expenses represented 46% of our operating expenses for each of the three months ended March 31, 2019 and 2020.

Research and development expenses increased by $0.1 million from $1.0 million for the three months ended March 31, 2019 to $1.1 million for the three months ended March 31, 2020. Research and development expenses relating to transcriptional regulation increased by almost $0.3 million for the three months ended March 31, 2020 as progress continues in the clinical evaluation of fadraciclib.

The future

We anticipate that overall research and development expenses for the year ended December 31, 2020 will increase compared to the year ended December 31, 2019, as we progress the clinical development of fadraciclib and our other clinical-stage drugs.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three months ended March 31, 2019 and 2020 (in $000s except percentages):

	Three Months Ended
	March 31,		Difference
	2019	2020	$	%
Total general and administrative expenses	$1,192	$1,318	$126	11

Total general and administration expenses represented 54% of our operating expenses for the three months ended March 31, 2019 and 2020, respectively. General and administrative expenses increased slightly by $0.1 million for the three months ended March 31, 2020.

The future

We expect general and administrative expenditures for the year ended December 31, 2020 to remain consistent to our expenditures for the year ended December 31, 2019.

Other income (expense), net

The following table summarizes other income for the three months ended March 31, 2019 and 2020 (in $000 except percentages):

	Three Months Ended
	March 31,		Difference
	2019	2020	$	%
Foreign exchange gains (losses)	$15	$69	$54	360
Interest income	79	28	(51)	(65)
Other income, net	—	817	817	100
Total other income	$94	$914	$820	872

Total other income increased by approximately $0.8 million from $0.1 million for the three months ended March 31, 2019 to $0.9 million for the three months ended March 31, 2020. The increase in other income is wholly related to royalties receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte, (a business acquired by the Company in March 2006) sold certain assets and intellectual property to Thermo Fisher Scientific Company, or TSC, (formerly Invitrogen Corporation) through the APA and other related agreements. The assets and technology were not part of the Company’s product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, the company recognized $0 and $817,000 of other income arising from sales related to this transaction during the three months ended March 31, 2019 and 2020 respectively. We have no knowledge of TSC’s activities and cannot predict when we may receive income under the APA, if any.

Foreign exchange gains (losses)

Foreign exchange gains increased by approximately $54,000, from a gain of $15,000 for the three months ended March 31, 2019, to a gain of $69,000 for the three months ended March 31, 2020.

The future

Other income (expense), net for the year ended December 31, 2020, will continue to be impacted by changes in foreign exchange rates and the receipt of income under the APA. As we are not in control of sales made by TSC, we are unable to estimate the level and timing of income under the APA, if any.

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

The following table summarizes total income tax benefit for the three months ended March 31, 2019 and 2020 (in $000s except percentages):

	Three Months Ended
	March 31,		Difference
	2019	2020	$	%
Total income tax benefit	$268	$290	$22	8

The total income tax benefit, which comprised of research and development tax credits recoverable, remained flat at $0.3 million for the three months ended March 31, 2019 and 2020. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year and the availability of trading losses.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so. The amount of tax credits we will receive is entirely dependent on the amount of eligible expenses we incur and having sufficient trading losses. We expect our qualifying research and development expenditure for the year ended December 31, 2020 to increase,  in comparison to the year ended December 31, 2019 as a direct consequence of increased research and development expenditure.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of March 31, 2019 and 2020  (in $000s):

	Three Months Ended
	March 31,
	2019	2020
Cash and cash equivalents	$17,934	$8,923
Working capital:
Current assets	$20,124	$11,811
Current liabilities	(2,487)	(1,523)
Total working capital	$17,637	$10,288

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

We have incurred significant losses since our inception. As of March 31, 2020, we had an accumulated deficit of $358.8 million.

Cash Flows

Cash used in operating, investing and financing activities for the three months ended March 31, 2019 and 2020 is summarized as follows (in $000s):

	Three Months Ended March 31,
	2019	2020
Net cash used in operating activities	$(3,684)	$(2,807)
Net cash provided by (used in) investing activities	27	(4)
Net cash provided by (used in) financing activities	4,056	(50)

Operating activities

Net cash used in operating activities decreased by $0.9 million, from $3.7 million for the three months ended March 31, 2019 to $2.8 million for the three months ended March 31, 2020. The decrease in cash used by operating activities was primarily the result of a change in working capital of $0.2 million and a decrease in net loss of $0.6 million.

Investing activities

Net cash provided by investing activities decreased by approximately $31,000 for the three months ended March 31, 2020. This was due to $29,000 in cash proceeds provided by the sale of property and equipment for the three months ended March 31, 2019.  The Company did not have similar disposals in the three months ended March 31, 2020.

Financing activities

Net cash provided by financing activities decreased by $4.2 million, for the three months ended March 31, 2020 as a direct result of receiving approximately $4.1 million in net proceeds from the issuance of common stock under the Sales Agreement with H.C. Wainwright & Co., LLC in the first quarter of 2019, offset by payments of preferred dividends.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future and cannot guarantee that we will generate any significant product revenues until a product candidate has been approved by the FDA or EMA in other countries and successfully commercialized.

We believe that existing funds together with cash generated from operations, such as recent financing activities and the R&D tax credit, are sufficient to satisfy our planned working capital, capital expenditures and other financial commitments through to the end of 2022. However, we do not currently have sufficient funds to complete development and commercialization of any of our drug candidates. Current business and capital market risks could have a detrimental effect on the availability of sources of funding and our ability to access them in the future, which may delay or impede our progress of advancing our drugs currently in the clinical pipeline to approval by the FDA or EMA for commercialization. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of March 31, 2020, of our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes made in our internal controls over financial reporting as a result of the implementation. The recent ‘stay at home’ orders issued by the United States, United Kingdom and overseas governments in the global fight against the coronavirus pandemic has not resulted in any significant changes in our internal controls over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings

None.

Item 1A.   Risk Factors

Except as set forth below, there have been no material changes to our risk factors contained in our Annual Report on Form 10‑K for the year ended December 31, 2019. For a further discussion of our Risk Factors, refer to Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10‑K for the year ended December 31, 2019.

Our business may be adversely affected by the ongoing coronavirus pandemic.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, and has since spread to multiple other parts of the world, including the United States and Europe.  In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, and other measures.

These and similar, and perhaps more severe, disruptions could negatively impact our business, operating results and financial condition as well as third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain.

The global outbreak of COVID-19 could adversely affect, delay, or interrupt our clinical trials. Restrictions on travel and/or transport of clinical materials, as well as diversion of hospital staff and resources to COVID-19 infected patients, could delay our clinical trial operations. These challenges may lead to difficulties in meeting protocol-specified procedures. The extent and severity of the impact on our business and clinical trials will be determined largely by the extent of disruptions in the supply chains for our product candidates, and delays in the conduct of current and future clinical trials.

The COVID-19 virus may also affect patient recruitment and the pace of enrollment in our clinical trials. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our studies as quarantines impede patients’ movement or interrupt healthcare services. Additionally, we may have to pause enrollment in our ongoing clinical trials in order to protect clinical trial participants.

The spread of COVID-19 may also materially affect us economically. While the economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the pandemic has significantly disrupted global financial markets and may limit our ability to access capital, which could in the future negatively affect our liquidity. A recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, the effects could have a material impact on our business, results of operations and financial condition, and we will continue to monitor the COVID-19 situation closely.

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

101*

The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10‑Q for the period ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: May 12, 2020	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and Executive Vice President, Finance