Form 10-Q
period 2020-06-30
Cyclacel Pharmaceuticals, Inc.
filed 2020-08-13
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ◻
Non-accelerated filer ☒	Smaller reporting filer ☒
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2020 there were 4,863,984 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

(Unaudited)

	December 31,	June 30,
	2019	2020
ASSETS
Current assets:
Cash and cash equivalents	$11,885	$25,342
Prepaid expenses and other current assets	2,132	2,591
Total current assets	14,017	27,933
Property and equipment, net	27	20
Right-of-use lease asset	1,264	1,218
Total assets	$15,308	$29,171
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$890	$342
Accrued and other current liabilities	1,530	1,170
Total current liabilities	2,420	1,512
Lease liability	1,191	1,081
Other liabilities	—	—
Total liabilities	3,611	2,593
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2019 and June 30, 2020;
6% Convertible Exchangeable preferred stock; 335,273 shares issued and outstanding at December 31, 2019 and June 30, 2020. Aggregate preference in liquidation of $4,006,512 as of December 31, 2019 and June 30, 2020.	—	—
Series A convertible preferred stock, $0.001 par value; 264 shares issued and outstanding at December 31, 2019 and June 30, 2020.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2019 and June 30, 2020; 859,998 and 4,863,984 shares issued and outstanding at December 31, 2019 and June 30, 2020.	1	5
Additional paid-in capital	370,142	388,520
Accumulated other comprehensive loss	(819)	(934)
Accumulated deficit	(357,627)	(361,013)
Total stockholders’ equity	11,697	26,578
Total liabilities and stockholders’ equity	$15,308	$29,171

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020

Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	1,153	1,163	2,165	2,270
General and administrative	1,184	1,309	2,376	2,626
Total operating expenses	2,337	2,472	4,541	4,896
Operating loss	(2,337)	(2,472)	(4,541)	(4,896)
Other income (expense):
Foreign exchange gains (losses)	21	(2)	36	67
Interest income	56	4	135	32
Other income, net	170	18	170	835
Total other income, net	247	20	341	934
Loss before taxes	(2,090)	(2,452)	(4,200)	(3,962)
Income tax benefit	307	286	575	576
Net loss	(1,783)	(2,166)	(3,625)	(3,386)
Dividend on convertible exchangeable preferred shares	(50)	(50)	(101)	(101)
Net loss applicable to common shareholders	$(1,833)	$(2,216)	$(3,726)	$(3,487)
Basic and diluted earnings per common share:
Net loss per share – basic and diluted	$(2.13)	$(0.58)	$(4.83)	$(1.48)
Weighted average common shares outstanding	859,998	3,850,228	771,448	2,355,113

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Net loss	$(1,783)	$(2,166)	$(3,625)	$(3,386)
Translation adjustment	4,453	709	556	11,769
Unrealized foreign exchange gain on intercompany loans	(4,480)	(697)	(603)	(11,884)
Comprehensive loss	$(1,810)	$(2,154)	$(3,672)	$(3,501)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In $000s, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2018	335,537	$—	624,872	$1	$365,828	$(760)	$(349,797)	$15,272
Issue of common stock on At Market Issuance sales agreement, net of expenses	—	—	235,126	0	4,111	—	—	4,111
Stock-based compensation	—	—	—	—	85	—	—	85
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	3,876	—	3,876
Translation adjustment	—	—	—	—	—	(3,897)	—	(3,897)
Loss for the period	—	—	—	—	—	—	(1,842)	(1,842)
Balances at March 31, 2019	335,537	$—	859,999	$1	$369,974	$(781)	$(351,639)	$17,555
Issue of common stock on At Market Issuance sales agreement, net of expenses	—	—	—	—	(56)	—	—	(56)
Stock-based compensation	—	—	—	—	93	—	—	93
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(4,480)	—	(4,480)
Translation adjustment	—	—	—	—	—	4,453	—	4,453
Loss for the period	—	—	—	—	—	—	(1,783)	(1,783)
Balances at June 30, 2019	335,537	$—	859,999	$1	$369,960	$(808)	$(353,422)	$15,731

Balances at December 31, 2019	335,537	$—	859,998	$1	$370,142	$(819)	$(357,627)	$11,697
Stock-based compensation	—	—	—	—	90	—	—	90
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(11,187)	—	(11,187)
Translation adjustment	—	—	—	—	—	11,060	—	11,060
Loss for the period	—	—	—	—	—	—	(1,220)	(1,220)
Balances at March 31, 2020	335,537	$—	859,998	$1	$370,182	$(946)	$(358,847)	$10,390
Issue of common stock, pre-funded warrants and warrants on equity financing, net of expenses	—	—	4,003,986	4	18,302	—	—	18,306
Stock-based compensation	—	—	—	—	86	—	—	86
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(697)	—	(697)
Translation adjustment	—	—	—	—	—	709	—	709
Loss for the period	—	—	—	—	—	—	(2,166)	(2,166)
Balances at June 30, 2020	335,537	$—	4,863,984	$5	$388,520	$(934)	$(361,013)	$26,578

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2020
Operating activities:
Net loss	$(3,625)	$(3,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10	10
Gain on disposal of property and equipment	(29)	—
Stock-based compensation	178	176
Changes in lease liability	(52)	(70)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(749)	(585)
Accounts payable and other current liabilities	(2,052)	(798)
Net cash used in operating activities	(6,319)	(4,653)
Investing activities:
Purchase of property, plant and equipment	(3)	(4)
Proceeds from sale of property and equipment	29	—
Net cash provided by (used in) investing activities	26	(4)
Financing activities:
Proceeds, net of issuance costs, from issuing common stock (issuance costs paid)	4,056	18,307
Payment of preferred stock dividend	(101)	(101)
Net cash provided by (used in) financing activities	3,955	18,206

Effect of exchange rate changes on cash and cash equivalents	(7)	(92)
Net increase in cash and cash equivalents	(2,345)	13,457
Cash and cash equivalents, beginning of period	17,504	11,885
Cash and cash equivalents, end of period	$15,159	$25,342
Supplemental cash flow information:
Cash received during the period for:
Interest	135	32
Taxes	—	—

Non cash activities on transition to ASC 842: Leases
Lease liability	(1,505)	—
Right-of-use asset	1,385	—

Non cash financing activities:
Accrual of preferred stock dividends	50	50

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

As of June 30, 2020, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

2.            Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of June 30, 2020, the consolidated statements of operations, comprehensive loss, and stockholders’ equity for the three and six months ended June 30, 2020 and 2019 and the consolidated statements of cash flows for the six months ended June 30, 2020 and 2019, and all related disclosures contained in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2019 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2020. The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of June 30, 2020, and the results of operations and, comprehensive loss for the three and six months ended June 30, 2020, and cash flows for the six months ended June 30, 2020, have been made. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other reporting period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2019 that are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2020.

Reverse Stock Split

On April 14, 2020 the Company completed a one-for-twenty reverse stock split, which reduced the number of shares of the Company’s common stock that were issued and outstanding immediately prior to the effectiveness of the reverse stock split. The number of shares of the Company’s authorized common stock was not affected by the reverse stock split and the par value of Cyclacel’s common stock remained unchanged at $0.001 per share. The reverse stock split reduced the number of shares of the Company’s common stock that were outstanding at April 14, 2020 from 17,199,974 to 859,998, after the cancellation of 14 fractional shares. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise held fractional shares of the Company’s common stock as a result of the reverse stock split received a cash payment in lieu of such fractional shares. All amounts related to number of shares and per share amounts have been retroactively restated in these consolidated financial statements.

Going Concern

Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued. The Company expects that its cash of approximately $25.3 million as of June 30, 2020 will be sufficient to fund its operating expenses and capital expenditure requirements through the end of 2022.

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

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. It has now spread to many other countries, including the United States and United Kingdom, where the Company has its primary bases of operation. The World Health Organization has declared the coronavirus outbreak a pandemic, and during the three-month period ending June 30, 2020, many governments issued “stay at home” orders. The extent to which the coronavirus impacts the Company’s financial condition and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate duration of the pandemic, the emergence of new geographic hotspots, the re-emergence of a second outbreak in the fall or winter, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, and the effectiveness of actions taken globally to contain and treat the disease. At this time, the Company is unable to estimate the impact of this event on its financial condition or operations, but it could materially affect the ability of the Company to raise future capital or to conduct clinical studies on a timely basis.

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

On January 1, 2020, the Company adopted the guidance issued in ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” As permitted by the ASU, the Company will apply the new guidance on a prospective basis to any new cloud computing arrangements. ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the non-cancellable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. There has been no impact of this pronouncement on the Company’s consolidated financial statements and disclosures.

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

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the three months ended June 30, 2019 and 2020.

Revenue recognition

The Company recognizes revenue using the five step-model provided in ASC 606, Revenue from Contracts with Customers (“ASC 606”):

(1)	identify the contract with a customer;
(2)	identify the performance obligations in the contract;
(3)	determine the transaction price;
(4)	allocate the transaction price to the performance obligations in the contract and
(5)	recognize revenue when, or as, the Company satisfies a performance obligation.

The transaction price includes fixed payments and an estimate of variable consideration, including milestone payments. The Company determines the variable consideration to be included in the transaction price by estimating the most likely amount that will be received and then applies a constraint to reduce the consideration to the amount which is probable of being received. When applying the constraint, the Company considers:

●	Whether achievement of a development milestone is highly susceptible to factors outside the entity’s influence, such as milestones involving the judgment or actions of third parties, including regulatory bodies;
●	Whether the uncertainty about the achievement of the milestone is not expected to be resolved for a long period of time;
●	Whether the Company can reasonably predict that a milestone will be achieved based on previous experience; and.
●	The complexity and inherent uncertainty underlying the achievement of the milestone.

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

Leases

Effective from January 1, 2019, the Company accounts for lease contracts in accordance with ASC 842. As of June 30, 2020, all of the Company’s leases are classified as operating leases.

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

The Company evaluates options included in its lease agreements to extend or terminate the lease. The Company will reflect the effects of exercising those options in the lease term when it is reasonably certain that the Company will exercise that option. In assessing whether it is reasonably certain that the Company will exercise an option, the Company considers factors such as:

●	The lease payments due in any optional period;
●	Penalties for failure to exercise (or not exercise) the option;
●	Market factors, such as the availability of similar assets and current rental rates for such assets;
●	The nature of the underlying leased asset and its importance to the Company’s operations; and
●	The remaining useful lives of any related leasehold improvements.

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

3.           Revenue

Revenue recognized in the three and six months ended June 30, 2019 and 2020 was $0.

4.           Net Loss per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock for six months ended June 30, 2020 reflects pre-funded warrants to purchase up to 2,090,000 shares of common stock issued in April 2020 (see Note 9) as outstanding from the date of issuance through exercise.

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the three and six months ended June 30, 2019 and 2020, as the result would be anti-dilutive:

	June 30,	June 30,
	2019	2020
Stock options	117,113	134,594
Convertible preferred stock	85	85
Series A preferred stock	6,600	6,600
Common stock warrants	374,525	4,370,525
Total shares excluded from calculation	498,323	4,511,804

5.            Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in $000s):

	December 31,	June 30,
	2019	2020
Research and development tax credit receivable	$1,326	$1,805
Prepayments and VAT receivable	703	682
Other current assets	103	104
	$2,132	$2,591

Receivables of $18,000 are included in other current assets as at June 30, 2020. This relates to royalty payments receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by the Company in March 2006), sold certain assets and intellectual property to ThermoFisher Scientific Company, or TSC (formerly Invitrogen Corporation), through the APA and other related agreements. The assets and technology were not part of the Company’s product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, the company recognized $835,000 of other income related to this transaction during the six months ended June 30, 2020.

6.            Accrued and Other Liabilities

Accrued and other current liabilities consisted of the following (in $000s):

	December 31,	June 30,
	2019	2020
Accrued research and development	$617	$550
Accrued legal and professional fees	235	212
Other current liabilities	678	408
	$1,530	$1,170

7.            Leases

The Company currently has two leases. The first relates to its facility in Dundee, Scotland and the second to its facility in Berkeley Heights, New Jersey.

As of and for the six months ended June 30, 2020:

The Company recognized operating lease expenses of $179,9750. Cash payments made during the six months ended June 30, 2020 totaled $188,325 and were presented as cash outflows from operating activities. The remaining lease term as of June 30, 2020 is approximately 5.3 years for the Dundee facility and approximately 2 years for the Berkeley Heights facility. The discount rate used by the Company in determining the lease liability was 12%.

Remaining lease payments under the leases are:

2020	$185
2021	380
2022	353
2023	314
2024	313
Thereafter	251
$1,796

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three and six months ended June 30, 2019 and 2020 as shown in the following table (in $000s):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Research and development	35	34	$66	$69
General and administrative	$57	52	112	107
Stock-based compensation costs before income taxes	$92	86	$178	$176

2018 Plan

In May 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), under which Cyclacel may make equity incentive grants to its officers, employees, directors and consultants. The 2018 Plan replaced the 2015 Equity Incentive Plan (the “2015 Plan”).

The 2018 Plan allows for the issuance of up to 775,000 shares of the Company’s common stock pursuant to various types of award grants, including stock options and restricted stock units. In addition, the 2018 Plan allows up to 35,494 additional shares to be issued if awards outstanding under the 2018 Plan are cancelled or expire on or after the date of the Company’s 2018 annual meeting of stockholders.

As of June 30, 2020, the Company has reserved 676,124 shares of the Company’s common stock under the 2018 Plan for future issuances, including shares that were available under the 2015 Plan and carried forward to the 2018 Plan. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

There were 36,400 options granted during the six months ended June 30, 2020. These options had a grant date fair value of $3.95. There were 77,513 options granted during the six months ended June 30, 2019. These options had a grant date fair value ranging between $10.36-$12.13 per option.

There were no stock options exercised during each of the six months ended June 30, 2019 and 2020, respectively. The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income.

Outstanding Options

A summary of the share option activity and related information is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price Per Share	Term (Years)	Value ($000)
Options outstanding at December 31, 2019	100,278	$54.40	—	$—
Granted	36,400	$4.70
Cancelled/forfeited	(2,084)	$176.56
Options outstanding at June 30, 2020	134,594	$39.03	8.62	$—

Unvested at June 30, 2020	74,451	$10.03	9.23	$—
Vested and exercisable at June 30, 2020	60,143	$74.93	7.87	$—

Restricted Stock Units

The Company issued 14,000 restricted stock units to employees during the year ended December 31, 2019. The Company issued 3,938 additional restricted stock units to employees during the quarter ended March 31, 2020, of which 850 units were forfeited in the second quarter of 2020. The vesting of these 17,088 total outstanding restricted stock units is dependent upon the fulfillment of certain clinical conditions. The Company determined that the satisfaction of the clinical conditions was not probable at June 30, 2020 and, as a result, recorded no compensation expense related to restricted stock units for the quarter ended June 30, 2020. The restricted stock units were valued based on their fair value at the date of grant, which is equivalent to the market price of a share of the Company’s common stock. Summarized information for restricted stock units’ activity for the quarter ended June 30, 2020 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Value Per Share
Restricted Stock Units outstanding at June 30, 2020	17,088	$11.43
Unvested at June 30, 2020	17,088	$11.43
Vested and exercisable at June 30, 2020	0	$11.43

9.            Stockholders Equity

April 2020 equity financing

On April 21, 2020, the Company entered into a co-placement agency agreement with Roth Capital Partners, LLC, Ladenburg Thalmann & Co. Inc., and Brookline Capital Markets, a division of Arcadia Securities, LLC (the “Co-Placement Agents”) and a securities purchase agreement with certain purchasers for the purchase and sale of (i) 1,910,000 shares of common stock, (ii) pre-funded warrants to purchase up to 2,090,000 shares of common stock at an exercise price of $0.001 per share, and (iii) accompanying common stock warrants to purchase up to 4,000,000 shares of common stock at an exercise price of $5.00 per share. The shares of common stock and accompanying common stock warrants were sold at a combined public offering price of $5.00 per share and common stock warrant. Each common stock warrant sold with the shares of common stock represents the right to purchase one share of common stock at an exercise price of $5.00 per share.  The common stock warrants are exercisable immediately and expire five years from the date of issuance.

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

The closing of the offering occurred on April 24, 2020, and the net proceeds to the Company were approximately $18,400,000, after deducting placement agent fees and other offering expenses payable by the Company.

Subsequent to the closing of the offering and within the three months ended June 30, 2020, all of the pre-funded warrants issued in connection therewith were converted into 2,090,000 shares of common stock. Following such conversions, 4,863,984 shares of common stock are outstanding as of August 12, 2020.

October 2018 At Market Issuance

On October 4, 2018, the Company entered into a Common Stock Sales Agreement, or the Sales Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, as sales agent, pursuant to which Wainwright was authorized to sell shares of common stock, par value $0.001 per share, having an aggregate offering price of up to $5,000,000, by any method that is deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Shares sold under the Sales Agreement were offered and sold pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 and a prospectus supplement and accompanying base prospectus. The Company paid Wainwright a commission of 3.0% of the gross sales price per share sold. The Sales Agreement was terminated automatically by its terms during the first quarter of 2019, pursuant to which the Company sold 235,126 shares for gross proceeds of approximately $4.3 million. Aggregate net proceeds to the Company were approximately $4.7 million, after deducting commissions and other expenses.

Warrants

April 2020 Warrants

As of June 30, 2020, 3,996,000 warrants issued in the April 2020 offering remained outstanding, each with an exercise price of $5.00. All such warrants were issued in connection with the April 2020 co-placement agency agreement. The common warrants are immediately exercisable and will expire on the fifth anniversary of the original issuance date. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and the exercise price. The common warrants were issued separately from the common stock and were eligible for transfer immediately after issuance. A common warrant to purchase one share of our common stock was issued for every one share of common stock purchased in this offering.

The common warrants are exercisable, at the option of each holder, in whole or in part, by delivering to the Company a duly executed exercise notice accompanied by payment in full for the number of shares of the Company’s common stock purchased upon such exercise (except in the case of a cashless exercise). A holder (together with its affiliates) may not exercise any portion of the common warrant to the extent that the holder would own more than 4.99% of the outstanding common stock immediately after exercise, except that upon at least 61 days prior notice from the holder to the Company, the holder may increase the amount of ownership of outstanding stock after exercising the holder’s common warrants up to 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the common warrants. No fractional shares of common stock will be issued in connection with the exercise of a common warrant. In lieu of fractional shares, the Company will round down to the next whole share.

A total of 4,000 warrants were exercised during the three and six months ended June 30, 2020.

July 2017 Warrants

As of June 30, 2020, 374,525 warrants issued in connection with the July 2017 underwritten public offering remained outstanding, each with an exercise price of $40.00. All such warrants were issued in connection with the July 2017 underwritten public offering and are immediately exercisable. The warrants expire in 2024. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of its warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our Common Stock then outstanding after giving effect to such exercise.

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

There was no exercise of warrants during the three and six months ended June 30, 2020.

Series A Preferred Stock

8,872 shares of the Company’s Series A Preferred Stock were issued in the July 2017 underwritten public offering. During the year ended December 31, 2017, 8,608 shares of the Series A Preferred Stock were converted into 4,304,000 shares of common stock. As of June 30, 2020, 264 shares of the Series A Preferred Stock remained issued and outstanding.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof, into a number of shares of common stock determined by dividing $1,000 by the initial conversion price of $2.00 per share, subject to a 4.99% blocker provision, or, upon election by a holder prior to the issuance of shares of Series A Preferred Stock, 9.99%, and is subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations. The 264 shares of Series A Preferred Stock issued and outstanding at June 30, 2020, are convertible into 132,000 shares of common stock.

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

6% Convertible Exchangeable Preferred Stock

As of June 30, 2020, there were 335,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (the “6% Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the 6% Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the 6% Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. The 6% Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends. As of June 30, 2020, accrued and unpaid dividends amounted to $50,291.

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

10.          Subsequent Events

Dividends on 6% Preferred Stock

On June 25, 2020, the board of directors declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s Preferred Stock. The cash dividend was paid on August 1, 2020 to the holders of record of the Preferred Stock as of the close of business on July 17, 2020.

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2018, as updated and supplemented by Part II, Item 1A, entitled “Risk Factors,” of our Quarterly Reports on Form 10-Q, and elsewhere in this report. In addition, while we expect the coronavirus pandemic to have an impact on our business operations and financial results, the extent of the impact on our clinical development and regulatory efforts, our corporate development objectives, our financial position and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, the emergence of new geographic hotspots, the re-emergence of a second outbreak in the fall or winter, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, and the effectiveness of actions taken globally to contain and treat the disease. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, “Cyclacel,” the “Company,” “we,” “us,” and “our” refer to Cyclacel Pharmaceuticals, Inc.

Overview

Through June 30, 2020, our primary focus has been on our transcriptional regulation program, where we are evaluating fadraciclib (also known as CYC065), our cyclin dependent kinase, or CDK, inhibitor, as a single agent and in combination with venetoclax in Phase 1 studies in patients with solid tumors and hematological malignancies. In our DNA damage response, or DDR, program, we are evaluating sapacitabine in combination with venetoclax in Phase 1 studies in patients with hematological malignancies and in combination with our CDK inhibitor seliciclib in Phase 1 studies in patients with solid tumors. In our anti-mitotic program, we are evaluating CYC140, a PLK1 inhibitor, in a Phase 1 study in patients with hematological malignancies. Cyclacel’s strategy is to build a diversified biopharmaceutical business focused in hematology and oncology based on a pipeline of novel drug candidates.

Cyclacel currently retains virtually all marketing rights worldwide to the compounds associated with the Company’s drug programs.

Results of Operations

Three Months Ended June 30, 2019 and 2020

Results of Continuing Operations

Revenues

Revenues for the three months ended June 30, 2019 and 2020 were $0 and $0.

The future

There are no active collaboration, licensing, or clinical supply agreements and there will be no revenues for the foreseeable future.

Research and development expenses

From our inception, we have focused on drug discovery and development programs, with a particular emphasis on orally-available anticancer agents, and our research and development expenses have represented costs incurred to discover and develop novel small molecule therapeutics, including clinical trial costs for fadraciblib, sapacitabine, CYC140 and seliciclib. We have also incurred costs in the advancement of product candidates toward clinical and pre-clinical trials and the development of in-house research to advance our biomarker program and technology platforms. We expense all research and development costs as they are incurred. Research and development expenses primarily include:

●	Clinical trial and regulatory-related costs;
●	Payroll and personnel-related expenses, including consultants and contract research organizations;
●	Preclinical studies and laboratory supplies and materials;
●	Technology license costs;
●	Stock-based compensation; and
●	Rent and facility expenses for our laboratories.

The following table provides information with respect to our research and development expenditures for the three months ended June 30, 2019 and 2020 (in $000s except percentages):

	Three Months Ended
	June 30,		Difference
	2019	2020	$	%
Transcriptional Regulation	$684	$856	$172	25
DNA Damage Response (sapacitabine)	142	98	(44)	(31)
CYC140	226	112	(114)	(50)
Other research and development programs and expenses	101	97	(4)	(4)
Total research and development expenses	$1,153	$1,163	$10	1

Total research and development expenses represented 49% and 47% of our operating expenses for the three months ended June 30, 2019 and 2020, respectively.

Research and development expenses remained flat at $1.2 million for the three months ended June 30, 2019 and 2020. Research and development expenses relating to transcriptional regulation remained flat for the three months ended June 30, 2019 and 2020 as progress continues in the clinical evaluation of fadraciclib. Research and development expenses relating to transcriptional regulation increased by almost $0.2 million for the three months ended June 30, 2020 as progress continues in the clinical evaluation of fadraciclib.

The future

We anticipate that overall research and development expenses for the year ended December 31, 2020 will increase compared to the year ended December 31, 2019, as we progress the clinical development of fadraciclib and our other clinical-stage drugs.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three months ended June 30, 2019 and 2020 (in $000s except percentages):

	Three Months Ended
	June 30,		Difference
	2019	2020	$	%
Total general and administrative expenses	$1,184	$1,309	$125	11

Total general and administration expenses represented 51% and 53% of our operating expenses for the three months ended June 30, 2019 and 2020, respectively. General and administrative expenses increased by $0.2 million for the three months ended June 30, 2019 and 2020 due to an increase in legal and professional costs.

The future

We expect general and administrative expenditures for the year ended December 31, 2020 to increase slightly compared to our expenditures for the year ended December 31, 2019 due to legal and professional costs.

Other income (expense), net

The following table summarizes other income for the three months ended June 30, 2019 and 2020 (in $000 except percentages):

	Three Months Ended
	June 30,		Difference
	2019	2020	$	%
Foreign exchange gains (losses)	$21	$(2)	$(23)	(110)
Interest income	56	4	(52)	(93)
Other income, net	170	18	(152)	(89)
Total other income	$247	$20	$(227)	(92)

Total other income decreased by approximately $0.2 million from $0.2 million for the three months ended June 30, 2019 to $20,000 for the three months ended June 30, 2020. The decrease in other income is largely related to royalties receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by the Company in March 2006) sold certain assets and intellectual property to ThermoFisher Scientific Company, or TSC (formerly Invitrogen Corporation) through the APA and other related agreements. The assets and technology were not part of the Company’s product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, the company recognized $170,000 and $18,000 of other income arising from sales related to this transaction during the three months ended June 30, 2019 and 2020 respectively. We have no knowledge of TSC’s activities and cannot predict when we may receive income under the APA, if any.

Foreign exchange gains (losses)

Foreign exchange gains decreased by approximately $23,000, from a gain of $21,000 for the three months ended June 30, 2019, to a loss of $2,000 for the three months ended June 30, 2020.

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

The following table summarizes total income tax benefit for the three months ended June 30, 2019 and 2020 (in $000s except percentages):

	Three Months Ended
	June 30,		Difference
	2019	2020	$	%
Total income tax benefit	$307	$286	$(21)	(7)

The total income tax benefit, which comprised of research and development tax credits recoverable, remained flat at $0.3 million for the three months ended June 30, 2019 and 2020. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year and the availability of trading losses.

The future

The total income tax benefit, which comprised of research and development tax credits recoverable, remained flat at $0.3 million for the three months ended March 31, 2019 and 2020. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year and the availability of trading losses.

Six months Ended June 30, 2019 and 2020

Results of Continuing Operations

Revenues

Revenues for the six months ended June 30, 2019 and 2020 were $0 and $0.

The future

There are no active collaboration, licensing, or clinical supply agreements and there will be no revenues for the foreseeable future.

Research and development expenses

The following table provides information with respect to our research and development expenditures for the six months ended June 30, 2019 and 2020 (in $000s except percentages):

	Six Months Ended
	June 30,		Difference
	2019	2020	$	%
Transcriptional Regulation	$1,312	$1,738	$426	32
DNA Damage Response (sapacitabine)	270	84	(186)	(69)
CYC140	361	272	(89)	(25)
Other research and development programs and expenses	222	176	(46)	(21)
Total research and development expenses	$2,165	$2,270	$105	5

Total research and development expenses represented 48% and 46% of our operating expenses for the six months ended June 30, 2019 and 2020, respectively.

Research and development expenses increased by $0.1 million from $2.2 million for the six months ended June 30, 2019 to $2.3 million for the six months ended June 30, 2020. Research and development expenses relating to transcriptional regulation increased by $0.4 million from $1.3 million for the six months ended June 30, 2019 to $1.7 million for the six months ended June 30, 2020, as the clinical evaluation of fadraciclib progresses. Research and development expenses relating to DNA Damage Response decreased by $0.2 million from $0.3 million for the six months ended June 30, 2019 to $0.1 million for the six months ended June 30, 2020, primarily as a result of a reduction in expenditures associated with drug supply manufacturing not being required in 2020. Research and development expenses relating to CYC140 decreased by $0.1 million from $0.4 million for the six months ended June 30, 2019 to $0.3 million for the six months ended June 30, 2020, primarily as a result of a reduction in expenditures associated with drug supply manufacturing not being required in 2020. Research and development expenses relating to other research and development decreased by $45,000 for the six months ended June 30, 2020, due to a reduction in consultancy costs.

The future

We anticipate that overall research and development expenses for the year ended December 31, 2020 will increase compared to the year ended December 31, 2019, as we progress the clinical development of fadraciclib and our other clinical-stage drugs.

General and administrative expenses

The following table summarizes the general and administrative expenses for the six months ended June 30, 2019 and 2020 (in $000s except percentages):

	Six Months Ended
	June 30,		Difference
	2019	2020	$	%
Total general and administrative expenses	$2,376	$2,626	$250	11

Total general and administration expenses represented 52% and 54% of our operating expenses for the six months ended June 30, 2019 and 2020, respectively. General and administrative expenses increased by $0.3 million from $2.4 million for the six months ended June 30, 2019 to $2.6 million for the six months ended June 30, 2020 due to an increase in legal and professional costs.

The future

We expect general and administrative expenditures for the year ended December 31, 2020 to increase slightly compared to our expenditures for the year ended December 31, 2019 due to legal and professional costs.

Other income (expense), net

The following table summarizes other income, net for the six months ended June 30, 2019 and 2020 (in $000 except percentages):

	Six Months Ended
	June 30,		Difference
	2019	2020	$	%
Foreign exchange gains (losses)	$36	$67	$31	(86)
Interest income	135	32	(103)	(76)
Other income, net	170	835	665	391
Total other income	$341	934	$593	174

Total other income increased by approximately $0.6 million, from $0.2 million for the six months ended June 30, 2019 to $0.8 million for the six months ended June 30, 2020. The increase in other income is primarily related to royalty payments receivable under a December 2005 APA, whereby Xcyte sold certain assets and intellectual property to TSC through an APA and other related agreements. We have no knowledge of TSC’s activities and cannot predict when we may receive income under the APA, if any. Accordingly, the company recognized $170,000 and $835,000 of other income arising from sales related to this transaction during the six months ended June 30, 2019 and 2020 respectively.

Foreign exchange losses

Foreign exchange gains increased by approximately $31,000, from a gain of $36,000 for the six months ended June 30, 2019, to a gain of $67,000 for the six months ended June 30, 2020.

The future

Other income (expense), net for the year ended December 31, 2020 will continue to be impacted by changes in foreign exchange rates and the receipt of income under the APA. As we are not in control of sales made by TSC we are unable to estimate the level and timing of income under the APA, if any.

Because the nature of funding advanced through intercompany loans is that of a long-term investment in nature, unrealized foreign exchange gains and losses on such funding will be recognized in other comprehensive income until repayment of the intercompany loan becomes foreseeable.

Income tax benefit

The following table summarizes total income tax benefit for the six months ended June 30, 2019 and 2020 (in $000s except percentages):

	Six Months Ended
	June 30,		Difference
	2019	2020	$	%
Total income tax benefit	$575	$576	$1	0

The total income tax benefit, which comprised of research and development tax credits recoverable, remained flat at $0.6 million for the six months ended June 30, 2019 and 2020. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year and the availability of trading losses.

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

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of June 30, 2019 and 2020 (in $000s):

	Six Months Ended
	June 30,
	2019	2020
Cash and cash equivalents	$15,159	$25,342
Working capital:
Current assets	$18,150	$27,933
Current liabilities	(2,500)	(1,512)
Total working capital	$15,650	$26,421

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments and licensing revenue. We have incurred significant losses since our inception. As of June 30, 2020, we had an accumulated deficit of $ 361.0 million.

Cash Flows

Cash used in operating, investing and financing activities for the six months ended June 30, 2019 and 2020 is summarized as follows (in $000s):

	Six Months Ended June 30,
	2019	2020
Net cash used in operating activities	$(6,319)	$(4,653)
Net cash provided by (used in) investing activities	26	(4)
Net cash provided by (used in) financing activities	3,955	18,206

Operating activities

Net cash used in operating activities decreased by $1.6 million, from $6.3 million for the six months ended June 30, 2019 to $4.7 million for the six months ended June 30, 2020. The decrease in cash used by operating activities was primarily the result of a change in working capital of $1.3 million and a decrease in net loss of $0.2 million. The change in working capital was due to settlement of large trade payables during the six months ended June 30, 2019.

Investing activities

Net cash provided by investing activities decreased by approximately $30,000 for the six months ended June 30, 2020 due to proceeds from sale of property and equipment for the six months ended June 30, 2019 not repeated in 2020.

Financing activities

Net cash provided by financing activities increased by $14.3 million, for the six months ended June 30, 2020 as a direct result of receiving approximately $18.4 million in net proceeds from the issuance of common stock and accompanying common stock warrants under a co-placement agency agreement with Roth Capital Partners, LLC, Ladenburg Thalmann & Co. Inc., and Brookline Capital Markets, a division of Arcadia Securities, LLC. Net cash provided by financing activities for the six months ended June 30, 2019 was a direct result of receiving approximately $4.1 million in net proceeds from the issuance of common stock under the Sales Agreement with H C Wainwright, offset by payments of preferred dividends.

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

Our future funding requirements will depend on many factors, including but not limited to:

●	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;
●	the costs associated with establishing manufacturing and commercialization capabilities;
●	the extent to which the coronavirus impacts the Company’s financial condition and operations, which will depend on future developments that are highly uncertain and cannot be predicted with confidence, including the ultimate duration of the pandemic, the emergence of new geographic hotspots, the re-emergence of a second outbreak in the fall or winter, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, and the effectiveness of actions taken globally to contain and treat the disease;

●	the costs of acquiring or investing in businesses, product candidates and technologies;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	the costs and timing of seeking and obtaining FDA and EMA approvals;
●	the effect of competing technological and market developments; and
●	the economic and other terms and timing of any collaboration, licensing or other arrangements into which we may enter.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of June 30, 2020, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes made in our internal controls over financial. The recent ‘stay at home’ orders issued by the United States, United Kingdom and overseas governments in the global fight against the coronavirus pandemic has not resulted in any significant changes in our internal controls over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019 and as amended on Form 10-Q for the three months ended March 31, 2020. For a further discussion of our Risk Factors, refer to Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

101*

The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: August 13, 2020	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and Executive Vice President, Finance