Form 10-Q
period 2020-09-30
Cyclacel Pharmaceuticals, Inc.
filed 2020-11-12
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 11, 2020 there were 4,863,984 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

(Unaudited)

	December 31,	September 30,
	2019	2020
ASSETS
Current assets:
Cash and cash equivalents	$11,885	$23,130
Prepaid expenses and other current assets	2,132	2,804
Total current assets	14,017	25,934
Property and equipment, net	27	64
Right-of-use lease asset	1,264	1,215
Total assets	$15,308	$27,213
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$890	$455
Accrued and other current liabilities	1,530	1,257
Total current liabilities	2,420	1,712
Lease liability	1,191	1,063
Total liabilities	3,611	2,775
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2019 and September 30, 2020;
6% Convertible Exchangeable preferred stock; 335,273 shares issued and outstanding at December 31, 2019 and September 30, 2020. Aggregate preference in liquidation of $4,006,512 as of December 31, 2019 and September 30, 2020.	—	—
Series A convertible preferred stock, $0.001 par value; 264 shares issued and outstanding at December 31, 2019 and September 30, 2020.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2019 and September 30, 2020; 859,998 and 4,863,984 shares issued and outstanding at December 31, 2019 and September 30, 2020.	1	5
Additional paid-in capital	370,142	388,583
Accumulated other comprehensive loss	(819)	(881)
Accumulated deficit	(357,627)	(363,269)
Total stockholders’ equity	11,697	24,438
Total liabilities and stockholders’ equity	$15,308	$27,213

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020

Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	1,063	1,075	3,227	3,344
General and administrative	1,285	1,497	3,661	4,124
Total operating expenses	2,348	2,572	6,888	7,468
Operating loss	(2,348)	(2,572)	(6,888)	(7,468)
Other income (expense):
Foreign exchange gains (losses)	79	(25)	115	42
Interest income	42	4	177	36
Other income, net	53	56	223	891
Total other income, net	174	35	515	969
Loss before taxes	(2,174)	(2,537)	(6,373)	(6,499)
Income tax benefit	273	281	848	858
Net loss	(1,901)	(2,256)	(5,525)	(5,641)
Dividend on convertible exchangeable preferred shares	(50)	(50)	(151)	(151)
Net loss applicable to common shareholders	$(1,951)	$(2,306)	$(5,676)	$(5,792)
Basic and diluted earnings per common share:
Net loss per share – basic and diluted	$(2.27)	$(0.47)	$(7.08)	$(1.81)
Weighted average common shares outstanding	859,998	4,863,984	801,282	3,197,508

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Net loss	$(1,901)	$(2,256)	$(5,525)	$(5,641)
Translation adjustment	5,434	(8,066)	5,990	3,704
Unrealized foreign exchange gain on intercompany loans	(5,540)	8,119	(6,143)	(3,765)
Comprehensive loss	$(2,007)	$(2,203)	$(5,678)	$(5,702)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In $000s, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2018	335,537	$—	624,872	$1	$365,828	$(760)	$(349,797)	$15,272
Issue of common stock on At Market Issuance sales agreement, net of expenses	—	—	235,126	0	4,111	—	—	4,111
Stock-based compensation	—	—	—	—	85	—	—	85
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	3,876	—	3,876
Translation adjustment	—	—	—	—	—	(3,897)	—	(3,897)
Loss for the period	—	—	—	—	—	—	(1,842)	(1,842)
Balances at March 31, 2019	335,537	$—	859,999	$1	$369,974	$(781)	$(351,639)	$17,555
Issue of common stock on At Market Issuance sales agreement, net of expenses	—	—	—	—	(56)	—	—	(56)
Stock-based compensation	—	—	—	—	93	—	—	93
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(4,480)	—	(4,480)
Translation adjustment	—	—	—	—	—	4,453	—	4,453
Loss for the period	—	—	—	—	—	—	(1,783)	(1,783)
Balances at June 30, 2019	335,537	$—	859,999	$1	$369,960	$(808)	$(353,422)	$15,731
Issue of common stock on At Market Issuance sales agreement, net of expenses	—	—	—	—	(6.00)	—	—	(6)
Stock-based compensation	—	—	—	—	184.00	—	—	184
Preferred stock dividends	—	—	—	—	(50.00)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(5,540)	—	(5,540)
Translation adjustment	—	—	—	—	—	5,434	—	5,434
Loss for the period	—	—	—	—	—	—	(1,901)	(1,901)
Balances at September 30, 2019	335,537	$—	859,999	$1	$370,088	$(914)	$(355,323)	$13,852

Balances at December 31, 2019	335,537	$—	859,998	$1	$370,142	$(819)	$(357,627)	$11,697
Stock-based compensation	—	—	—	—	90	—	—	90
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(11,187)	—	(11,187)
Translation adjustment	—	—	—	—	—	11,060	—	11,060
Loss for the period	—	—	—	—	—	—	(1,220)	(1,220)
Balances at March 31, 2020	335,537	$—	859,998	$1	$370,182	$(946)	$(358,847)	$10,390
Issue of common stock, pre-funded warrants and warrants on equity financing, net of expenses	—	—	4,003,986	4	18,302	—	—	18,306
Stock-based compensation	—	—	—	—	86	—	—	86
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(697)	—	(697)
Translation adjustment	—	—	—	—	—	709	—	709
Loss for the period	—	—	—	—	—	—	(2,166)	(2,166)
Balances at June 30, 2020	335,537	$—	4,863,984	$5	$388,520	$(934)	$(361,013)	$26,578
Stock-based compensation	—	—	—	—	113	—	—	113

Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	8,119	—	8,119
Translation adjustment	—	—	—	—	—	(8,066)	—	(8,066)
Loss for the period	—	—	—	—	—	—	(2,256)	(2,256)
Balances at September 30, 2020	335,537	$—	4,863,984	$5	$388,583	$(881)	$(363,269)	$24,438

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2020
Operating activities:
Net loss	$(5,525)	$(5,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15	16
Gain on disposal of property and equipment	(29)	—
Stock-based compensation	361	289
Changes in lease liability	(61)	(81)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(676)	(711)
Accounts payable and other current liabilities	(2,415)	(654)
Net cash used in operating activities	(8,330)	(6,782)
Investing activities:
Purchase of property, plant and equipment	(7)	(54)
Proceeds from sale of property and equipment	29	—
Net cash provided by (used in) investing activities	22	(54)
Financing activities:
Proceeds, net of issuance costs, from issuing common stock (issuance costs paid)	4,049	18,307
Payment of preferred stock dividend	(151)	(151)
Net cash provided by financing activities	3,898	18,156

Effect of exchange rate changes on cash and cash equivalents	(126)	(75)
Net increase in cash and cash equivalents	(4,536)	11,245
Cash and cash equivalents, beginning of period	17,504	11,885
Cash and cash equivalents, end of period	$12,968	$23,130
Supplemental cash flow information:
Cash received during the period for:
Interest	177	36
Taxes	—	—

Non cash activities on transition to ASC 842: Leases
Lease liability	(1,505)	—
Right-of-use asset	1,385	—

Non cash financing activities:
Accrual of preferred stock dividends	50	50

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

As of September 30, 2020, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

2.            Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of September 30, 2020, the consolidated statements of operations, comprehensive loss, and stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 and the consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019, and all related disclosures contained in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2019 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2020. The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of September 30, 2020, and the results of operations and comprehensive loss for the three and nine months ended September 30, 2020, and cash flows for the nine months ended September 30, 2020, have been made. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other reporting period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2019 that are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2020.

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

Going Concern

Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued. The Company expects that its cash of approximately $23.1 million as of September 30, 2020 will be sufficient to fund its operating expenses and capital expenditure requirements through the end of 2022.

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

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. It has now spread to many other countries, including the United States and United Kingdom, where the Company has its primary bases of operation. The World Health Organization has declared the coronavirus outbreak a pandemic, and during the nine-month period ending September 30, 2020, many governments issued “stay at home” orders. The extent to which the coronavirus impacts the Company’s financial condition and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate duration of the pandemic, the emergence of new geographic hotspots, the emergence of subsequent outbreaks, travel restrictions, quarantines, social distancing and business closure requirements in the United States, the United Kingdom and other countries, and the effectiveness of actions taken globally to contain and treat the disease. At this time, the Company is unable to estimate the impact of this event on its financial condition or operations, but it could materially affect the ability of the Company to raise future capital or to conduct clinical studies on a timely basis.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued ASU 2020-04, “Reference Rate Reform (Topic 848)”. This standard provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform initiatives that would replace interbank offered rates, including the London Interbank Offered Rate (LIBOR). For example, modifications of lease contracts within the scope of ASC 842 solely for changes in reference rates would be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not currently have any contracts affected by this guidance.

The FASB has issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This standard simplifies the accounting for convertible instruments, such as convertible debt or convertible preferred stock, by eliminating two potential methods in accounting for the embedded conversion feature. The standard also removes certain conditions previously used to evaluate whether a freestanding financial instrument, or certain types of embedded features, are considered to be settled in the issuer’s own equity. Finally, ASU 2020-06 requires that an entity use the if-converted method in calculating the effects of convertible instruments on diluted earnings per share, with one limited exception. As a smaller reporting company, the amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those years. Early adoption is permitted, but no earlier than for fiscal years beginning after December 15, 2020. The Company does not currently have any contracts affected by this guidance.

Fair Value of Financial Instruments

Financial instruments consist of cash equivalents, accounts payable and accrued liabilities. The carrying amounts of cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to the nature of the accounts, notably their short maturities.

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the three months ended September 30, 2019 and 2020.

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

Leases

Effective from January 1, 2019, the Company accounts for lease contracts in accordance with ASC 842. As of September 30, 2020, all of the Company’s leases are classified as operating leases.

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

3.           Revenue

Revenue recognized in the three and nine months ended September 30, 2019 and 2020 was $0.

4.           Net Loss per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock for nine months ended September 30, 2020 reflects pre-funded warrants to purchase up to 2,090,000 shares of common stock issued in April 2020 (see Note 9) as outstanding from the date of issuance through exercise.

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the three and nine months ended September 30, 2019 and 2020, as the result would be anti-dilutive:

	September 30,	September 30,
	2019	2020
Stock options	113,301	154,594
6% convertible exchangeable preferred stock	85	85
Series A preferred stock	6,600	6,600
Common stock warrants	374,525	4,370,525
Total shares excluded from calculation	494,511	4,531,804

5.            Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in $000s):

	December 31,	September 30,
	2019	2020
Research and development tax credit receivable	$1,326	$2,166
Prepayments and VAT receivable	703	498
Other current assets	103	140
	$2,132	$2,804

Receivables of $56,000 are included in other current assets as at September 30, 2020. This relates to royalty payments receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by the Company in March 2006), sold certain assets and intellectual property to ThermoFisher Scientific Company, or TSC (formerly Invitrogen Corporation), through the APA and other related agreements. The assets and technology were not part of the Company’s product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, the company recognized $891,000 of other income related to this transaction during the nine months ended September 30, 2020.

6.            Accrued and Other Liabilities

Accrued and other current liabilities consisted of the following (in $000s):

	December 31,	September 30,
	2019	2020
Accrued research and development	$617	$518
Accrued legal and professional fees	235	264
Other current liabilities	678	475
	$1,530	$1,257

7.            Leases

The Company currently has two leases relating to its facilities in Dundee, Scotland and Berkeley Heights, New Jersey.

As of and for the nine months ended September 30, 2020:

The Company recognized operating lease expenses of $271,969. Cash payments made during the nine months ended September 30, 2020 totaled $284,936 and were presented as cash outflows from operating activities. The remaining lease term as of September 30, 2020 is approximately 5.1 years for the Dundee facility and approximately 1.8 years for the Berkeley Heights facility. The discount rate used by the Company in determining the lease liability was 12% for both outstanding leases.

Remaining lease payments under the leases are:

2020	$98
2021	394
2022	367
2023	328
2024	326
Thereafter	262
$1,775

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three and nine months ended September 30, 2019 and 2020 as shown in the following table (in $000s):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Research and development	$61	$28	$126	$97
General and administrative	123	85	235	192
Stock-based compensation costs before income taxes	$184	$113	$361	$289

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

As of September 30, 2020, the Company has reserved 656,124 shares of the Company’s common stock under the 2018 Plan for future issuances, including shares that were available under the 2015 Plan and carried forward to the 2018 Plan. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

There were 56,400 options granted during the nine months ended September 30, 2020. These options had a grant date fair value ranging between $2.48-$3.95 per option. There were 77,513 options granted during the nine months ended September 30, 2019. These options had a grant date fair value ranging between $10.36-$12.13 per option.

There were no stock options exercised during each of the nine months ended September 30, 2019 and 2020, respectively. The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income.

In September 2020, the Company modified certain outstanding stock option awards for two of its former longstanding directors, both of whose service terminated in September 2020. Specifically, a total of 10,400 options that otherwise would have been forfeited were accelerated. In addition, the Company extended the period during which these directors’ outstanding vested awards could be exercised from ninety (90) days to three years (but not beyond the contractual term of the awards). The Company recognized a charge of approximately $20,000 during the three months ended September 30, 2020 related to these modifications.

Outstanding Options

A summary of the share option activity and related information is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price Per Share	Term (Years)	Value ($000)
Options outstanding at December 31, 2019	100,278	$54.40	—	$—
Granted	56,400	$4.22
Cancelled/forfeited	(2,084)	$176.56
Options outstanding at September 30, 2020	154,594	$34.41	8.01	$6

Unvested at September 30, 2020	78,114	$8.65	9.19	$6
Vested and exercisable at September 30, 2020	76,480	$60.72	6.82	$—

Restricted Stock Units

The Company issued 14,000 restricted stock units to employees during the year ended December 31, 2019. The Company issued 3,938 additional restricted stock units to employees during the quarter ended March 31, 2020, of which 850 units have been forfeited. The vesting of the remaining 17,088 outstanding restricted stock units is dependent upon the fulfillment of certain clinical study objectives. The Company determined that the satisfaction of the clinical conditions was not probable at September 30, 2020 and, as a result, recorded no compensation expense related to restricted stock units for the quarter ended September 30, 2020. The restricted stock units were valued based on their fair value at the date of grant, which is equivalent to the market price of a share of the Company’s common stock. Summarized information for restricted stock unit activity for the quarter ended September 30, 2020 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Value Per Share
Restricted Stock Units outstanding at September 30, 2020	17,088	$11.43
Unvested at September 30, 2020	17,088	$11.43
Vested and exercisable at September 30, 2020	0	$11.43

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

The closing of the offering occurred on April 24, 2020, and the net proceeds to the Company were approximately $18.3 million, after deducting placement agent fees and other offering expenses payable by the Company.

Subsequent to the closing of the offering and within the nine months ended September 30, 2020, all of the pre-funded warrants issued in connection therewith were converted into 2,090,000 shares of common stock. Following such conversions, 4,863,984 shares of common stock are outstanding as of November 11, 2020.

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

Warrants

April 2020 Warrants

As of September 30, 2020, 3,996,000 warrants issued in the April 2020 offering remained outstanding, each with an exercise price of $5.00. All such warrants were issued in connection with the April 2020 co-placement agency agreement. The common warrants are immediately exercisable and will expire on the fifth anniversary of the original issuance date. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Company’s common stock. The common warrants were issued separately from the common stock and were eligible for transfer immediately after issuance. A common warrant to purchase one share of common stock was issued for every share of common stock purchased in this offering.

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

A total of 4,000 warrants were exercised during the nine months ended September 30, 2020.

July 2017 Warrants

As of September 30, 2020, 374,525 warrants issued in connection with the July 2017 underwritten public offering remained outstanding, each with an exercise price of $40.00. All such warrants were issued in connection with the July 2017 underwritten public offering and are immediately exercisable. The warrants expire in 2024. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of its warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our Common Stock then outstanding after giving effect to such exercise.

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

There was no exercise of warrants during the three and nine months ended September 30, 2020.

Series A Preferred Stock

8,872 shares of the Company’s Series A Preferred Stock were issued in the July 2017 underwritten public offering. During the year ended December 31, 2017, 8,608 shares of the Series A Preferred Stock were converted into 215,200 shares of common stock. As of September 30, 2020, 264 shares of the Series A Preferred Stock remained issued and outstanding.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof, into a number of shares of common stock determined by dividing $1,000 by the initial conversion price of $40.00 per share, subject to a 4.99% blocker provision, or, upon election by a holder prior to the issuance of shares of Series A Preferred Stock, 9.99%, and is subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations. The 264 shares of Series A Preferred Stock issued and outstanding at September 30, 2020, are convertible into 6,600 shares of common stock.

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

6% Convertible Exchangeable Preferred Stock

As of September 30, 2020, there were 335,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (the “6% Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the 6% Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the 6% Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. The 6% Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends. As of September 30, 2020, accrued and unpaid dividends amounted to $50,291.

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

The 6% Preferred Stock is exchangeable, in whole but not in part, at the option of the Company on any dividend payment date beginning on November 1, 2005 (the “Exchange Date”) for the Company’s 6% Convertible Subordinated Debentures (the “Debentures”) at the rate of $10.00 principal amount of Debentures for each share of 6% Preferred Stock. The Debentures, if issued, will mature 25 years after the Exchange Date and have substantially similar terms to those of the 6% Preferred Stock. No such exchanges have taken place to date.

10.          Subsequent Events

Dividends on 6% Preferred Stock

On September 10, 2020, the board of directors declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s 6% Preferred Stock. The cash dividend was paid on November 1, 2020 to the holders of record of the 6% Preferred Stock as of the close of business on October 16, 2020.

2020 Inducement Plan

On October 22, 2020, the Company adopted the 2020 Inducement Equity Incentive Plan (the “2020 Inducement Plan”) pursuant to which it reserved an aggregate of 200,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The terms and conditions of the 2020 Inducement Plan are substantially similar to those of the 2018 Plan. Unless otherwise stated in an applicable stock option agreement, one-third of the shares subject to an option grant under the 2020 Inducement Plan will typically vest upon the first anniversary of the vesting start date, with the balance of the shares vesting in a series of twenty-four successive equal monthly installments as of the first day of each month measured from the first anniversary of the vesting start date, subject to the new employee’s continued service with the Company through the applicable vesting dates. Stock options generally terminate 10 years from the date of grant.

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2019, as updated and supplemented by Part II, Item 1A, entitled “Risk Factors,” of our Quarterly Reports on Form 10-Q, and elsewhere in this report. In addition, while we expect the coronavirus pandemic to have an impact on our business operations and financial results, the extent of the impact on our clinical development and regulatory efforts, our corporate development objectives, our financial position and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, the emergence of new geographic hotspots, the re-emergence of subsequent outbreaks, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, and the effectiveness of actions taken globally to contain and treat the disease. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, “Cyclacel,” the “Company,” “we,” “us,” and “our” refer to Cyclacel Pharmaceuticals, Inc.

Overview

Through September 30, 2020, our primary focus has been on our transcriptional regulation program, where we are evaluating fadraciclib (also known as CYC065), our cyclin dependent kinase, or CDK, inhibitor, as a single agent and in combination with venetoclax in Phase 1 studies in patients with solid tumors and hematological malignancies. In our anti-mitotic program, we are evaluating CYC140, a polo-like kinase inhibitor, in a Phase 1 study in patients with hematological malignancies. In our DNA damage response, or DDR, program, we are evaluating sapacitabine in combination with venetoclax in Phase 1 studies in patients with hematological malignancies and in combination with our CDK inhibitor seliciclib in Phase 1 studies in patients with solid tumors. Cyclacel’s strategy is to build a diversified biopharmaceutical business focused in hematology and oncology based on a pipeline of novel drug candidates.

Cyclacel currently retains virtually all marketing rights worldwide to the compounds associated with the Company’s drug programs.

Results of Operations

Three Months Ended September 30, 2019 and 2020

Results of Continuing Operations

Revenues

Revenues for the three months ended September 30, 2019 and 2020 were $0 and $0.

The future

There are no active collaboration, licensing, or clinical supply agreements and there will be no revenues for the foreseeable future.

Research and development expenses

From our inception, we have focused on drug discovery and development programs, with a particular emphasis on orally-available anticancer agents, and our research and development expenses have represented costs incurred to discover and develop novel small molecule therapeutics, including clinical trial costs for fadraciclib, CYC140, sapacitabine, and seliciclib. We have also incurred costs in the advancement of product candidates toward clinical and preclinical trials and the development of in-house research to advance our biomarker program and technology platforms. We expense all research and development costs as they are incurred. Research and development expenses primarily include:

●	Clinical trial and regulatory-related costs;
●	Payroll and personnel-related expenses, including consultants and contract research organizations;
●	Preclinical studies and laboratory supplies and materials;
●	Technology license costs;
●	Stock-based compensation; and
●	Rent and facility expenses for our offices and laboratories.

The following table provides information with respect to our research and development expenditures for the three months ended September 30, 2019 and 2020 (in $000s except percentages):

	Three Months Ended
	September 30,		Difference
	2019	2020	$	%
Transcriptional Regulation (fadraciclib)	$728	$852	$124	17
Anti-mitotic (CYC140)	132	129	(3)	(2)
DNA Damage Response (sapacitabine)	79	54	(25)	(32)
Other research and development programs and expenses	124	40	(84)	(68)
Total research and development expenses	$1,063	$1,075	$12	1

Total research and development expenses represented 45% and 42% of our operating expenses for the three months ended September 30, 2019 and 2020, respectively.

Research and development expenses remained flat at $1.1 million for the three months ended September 30, 2019 and 2020. Research and development expenses relating to transcriptional regulation increased by approximately $0.1 million for the three months ended September 30, 2020 as progress continues in the clinical evaluation of fadraciclib.

The future

We anticipate that overall research and development expenses for the year ended December 31, 2020 will remain relatively flat compared to the year ended December 31, 2019, as we progress the clinical development of fadraciclib and our other clinical-stage drugs.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three months ended September 30, 2019 and 2020 (in $000s except percentages):

	Three Months Ended
	September 30,		Difference
	2019	2020	$	%
Total general and administrative expenses	$1,285	$1,497	$212	16

Total general and administration expenses represented 55% and 58% of our operating expenses for the three months ended September 30, 2019 and 2020, respectively. General and administrative expenses increased by $0.2 million for the three months ended September 30, 2019 and 2020 due to an increase in professional costs.

The future

We expect general and administrative expenditures for the year ended December 31, 2020 to increase slightly compared to our expenditures for the year ended December 31, 2019 due to increased legal and professional costs.

Other income (expense), net

The following table summarizes other income for the three months ended September 30, 2019 and 2020 (in $000 except percentages):

	Three Months Ended
	September 30,		Difference
	2019	2020	$	%
Foreign exchange gains (losses)	$79	$(25)	$(104)	(132)
Interest income	42	4	(38)	(90)
Other income, net	53	56	3	6
Total other income	$174	$35	$(139)	(80)

Total other income decreased by approximately $140,000 from $174,000 for the three months ended September 30, 2019 to $35,000 for the three months ended September 30, 2020. Other income relates to royalties receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by the Company in March 2006) sold certain assets and intellectual property to ThermoFisher Scientific Company, or TSC (formerly Invitrogen Corporation) through the APA and other related agreements. The assets and technology were not part of the Company’s product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, the company recognized $53,000 and $56,000 of other income arising from sales related to this transaction during the three months ended September 30, 2019 and 2020 respectively.

Foreign exchange gains (losses)

Foreign exchange gains decreased by approximately $104,000, from a gain of $79,000 for the three months ended September 30, 2019, to a loss of $25,000 for the three months ended September 30, 2020.

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

The following table summarizes total income tax benefit for the three months ended September 30, 2019 and 2020 (in $000s except percentages):

	Three Months Ended
	September 30,		Difference
	2019	2020	$	%
Total income tax benefit	$273	$281	$8	3

The total income tax benefit, which comprised of research and development tax credits recoverable, remained flat at $0.3 million for each of the three months ended September 30, 2019 and 2020. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year and the availability of trading losses.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so. The amount of tax credits we will receive is entirely dependent on the amount of eligible expenses we incur and having sufficient trading losses. We expect our qualifying research and development expenditure for the year ended December 31, 2020 to remain relatively flat, in comparison to the year ended December 31, 2019, in line with our planned research and development expenditure.

Nine months Ended September 30, 2019 and 2020

Results of Continuing Operations

Revenues

Revenues for the nine months ended September 30, 2019 and 2020 were $0 and $0.

The future

There are no active collaboration, licensing, or clinical supply agreements and there will be no revenues for the foreseeable future.

Research and development expenses

The following table provides information with respect to our research and development expenditures for the nine months ended September 30, 2019 and 2020 (in $000s except percentages):

	Nine Months Ended
	September 30,		Difference
	2019	2020	$	%
Transcriptional Regulation (fadraciclib)	$2,038	$2,589	$551	27
Anti-mitotic (CYC140)	493	402	(91)	(18)
DNA Damage Response (sapacitabine)	349	138	(211)	(60)
Other research and development programs and expenses	347	215	(132)	(38)
Total research and development expenses	$3,227	$3,344	$117	4

Total research and development expenses represented 47% and 45% of our operating expenses for the nine months ended September 30, 2019 and 2020, respectively.

Research and development expenses increased by $0.1 million from $3.2 million for the nine months ended September 30, 2019 to $3.3 million for the nine months ended September 30, 2020. Research and development expenses relating to transcriptional regulation increased by $0.6 million from $2.0 million for the nine months ended September 30, 2019 to $2.6 million for the nine months ended September 30, 2020, as the clinical evaluation of fadraciclib progressed. Research and development expenses relating to CYC140 decreased by $0.1 million from $0.5 million for the nine months ended September 30, 2019 to $0.4 million for the nine months ended September 30, 2020, primarily as a result of a reduction in expenditures associated with drug supply manufacturing which were not required in 2020. Research and development expenses relating to DNA Damage Response decreased by $0.2 million from $0.3 million for the nine months ended September 30, 2019 to $0.1 million for the nine months ended September 30, 2020, primarily as a result of a reduction in expenditures associated with drug supply manufacturing which were not required in 2020. Research and development expenses relating to other research and development decreased by $0.1 million for the nine months ended September 30, 2020, due to a reduction in consultancy costs.

The future

We anticipate that overall research and development expenses for the year ended December 31, 2020 will remain relatively flat compared to the year ended December 31, 2019, as we progress the clinical development of fadraciclib and our other clinical-stage drugs.

General and administrative expenses

The following table summarizes the general and administrative expenses for the nine months ended September 30, 2019 and 2020 (in $000s except percentages):

	Nine Months Ended
	September 30,		Difference
	2019	2020	$	%
Total general and administrative expenses	$3,661	$4,124	$463	13

Total general and administration expenses represented 53% and 55% of our operating expenses for the nine months ended September 30, 2019 and 2020, respectively. General and administrative expenses increased by $0.4 million from $3.7 million for the nine months ended September 30, 2019 to $4.1 million for the nine months ended September 30, 2020 due to an increase in legal, professional and recruitment costs.

The future

We expect general and administrative expenditures for the year ended December 31, 2020 to increase slightly compared to our expenditures for the year ended December 31, 2019 due to legal and professional costs.

Other income (expense), net

The following table summarizes other income, net for the nine months ended September 30, 2019 and 2020 (in $000 except percentages):

	Nine Months Ended
	September 30,		Difference
	2019	2020	$	%
Foreign exchange gains (losses)	$115	$42	$(73)	63
Interest income	177	36	(141)	(80)
Other income, net	223	891	668	300
Total other income	$515	969	$454	88

Total other income increased by approximately $0.5 million, from $0.5 million for the nine months ended September 30, 2019 to $1.0 million for the nine months ended September 30, 2020. The increase in other income is primarily related to royalty payments receivable under a December 2005 APA, whereby Xcyte sold certain assets and intellectual property to TSC through an APA and other related agreements. Accordingly, the company recognized $223,000 and $891,000 of other income arising from sales related to this transaction during the nine months ended September 30, 2019 and 2020 respectively.

Foreign exchange losses

Foreign exchange gains decreased by approximately $73,000, from a gain of $115,000 for the nine months ended September 30, 2019, to a gain of $42,000 for the nine months ended September 30, 2020.

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

Income tax benefit

The following table summarizes total income tax benefit for the nine months ended September 30, 2019 and 2020 (in $000s except percentages):

	Nine Months Ended
	September 30,		Difference
	2019	2020	$	%
Total income tax benefit	$848	$858	$10	1

The total income tax benefit, which comprised of research and development tax credits recoverable, remained flat at approximately $0.9 million for each of the nine months ended September 30, 2019 and 2020. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year and the availability of trading losses.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will elect to do so. The amount of tax credits we will receive is entirely dependent on the amount of eligible expenses we incur and having sufficient trading losses. We expect our qualifying research and development expenditure for the year ended December 31, 2020 to remain relatively flat, in comparison to the year ended December 31, 2019 in line with our planned research and development expenditure.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of September 30, 2019 and 2020 (in $000s):

	Nine Months Ended
	September 30,
	2019	2020
Cash and cash equivalents	$12,967	$23,130
Working capital:
Current assets	$15,836	$25,934
Current liabilities	(2,071)	(1,712)
Total working capital	$13,765	$24,222

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments and licensing revenue. We have incurred significant losses since our inception. As of September 30, 2020, we had an accumulated deficit of $ 363.3 million.

Cash Flows

Cash used in operating, investing and financing activities for the nine months ended September 30, 2019 and 2020 is summarized as follows (in $000s):

	Nine Months Ended September 30,
	2019	2020
Net cash used in operating activities	$(8,330)	$(6,782)
Net cash provided by (used in) investing activities	22	(54)
Net cash provided by (used in) financing activities	3,898	18,156

Operating activities

Net cash used in operating activities decreased by $1.5 million, from $8.3 million for the nine months ended September 30, 2019 to $6.8 million for the nine months ended September 30, 2020. The decrease in cash used by operating activities was primarily the result of a change in working capital of $1.6 million and an increase in net loss of $0.1 million. The change in working capital was due to settlement of large trade payables during the nine months ended September 30, 2019.

Investing activities

Net cash used by investing activities increased by approximately $76,000 for the nine months ended September 30, 2020 due to proceeds from sale of property and equipment for the nine months ended September 30, 2019 not repeated in 2020 and increased capital expenditure in 2020 of $47,000.

Financing activities

Net cash provided by financing activities increased by $14.3 million, for the nine months ended September 30, 2020 as a direct result of receiving approximately $18.3 million in net proceeds from the issuance of common stock and accompanying common stock warrants under a co-placement agency agreement with Roth Capital Partners, LLC, Ladenburg Thalmann & Co. Inc., and Brookline Capital Markets, a division of Arcadia Securities, LLC, offset by payments of preferred dividends. Net cash provided by financing activities for the nine months ended September 30, 2019 was a direct result of receiving approximately $4.1 million in net proceeds from the issuance of common stock under the Sales Agreement with H C Wainwright, offset by payments of preferred dividends.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future and cannot guarantee that we will generate any significant product revenues until a product candidate has been approved by the Food and Drug Administration (“FDA”) or European Medicines Agency (“EMA”) in other countries and successfully commercialized.

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

Our future funding requirements will depend on many factors, including but not limited to:

●	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;
●	the costs associated with establishing manufacturing and commercialization capabilities;
●	the extent to which the coronavirus impacts the Company’s financial condition and operations, which will depend on future developments that are highly uncertain and cannot be predicted with confidence, including the ultimate duration of the pandemic, the emergence of new geographic hotspots, the re-emergence of subsequent outbreaks, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, and the effectiveness of actions taken globally to contain and treat the disease;
●	the costs of acquiring or investing in businesses, product candidates and technologies;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the costs and timing of seeking and obtaining FDA and EMA approvals;
●	the effect of competing technological and market developments; and
●	the economic and other terms and timing of any collaboration, licensing or other arrangements into which we may enter.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. Although we are not reliant on institutional credit finance and therefore not subject to debt covenant compliance requirements or potential withdrawal of credit by banks, we are reliant on the availability of funds and activity in equity markets. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or make changes to our operating plan. In addition, we may have to partner one or more of our product candidates at an earlier stage of development, which would lower the economic value of those programs to us. At this time, the Company is unable to estimate the impact of the COVID-19 pandemic on its financial condition or operations, but it could materially affect the ability of the Company to raise future capital or to conduct clinical studies on a timely basis.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide information in response to this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of September 30, 2020, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot ensure that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019 and as amended on Form 10-Q for the three months ended March 31, 2020 and for the six months ended June 30, 2020. For a further discussion of our Risk Factors, refer to Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

For a discussion regarding the 2020 Inducement Plan, please see Note 10 “Subsequent Events” of the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I within this Quarterly Report.

Item 6. Exhibits

Exhibit Number	Description
10.1*	Cyclacel Pharmaceuticals, Inc. 2020 Inducement Equity Incentive Plan
10.2*	Form of Stock Option Grant Notice and Stock Option Agreement under the Cyclacel Pharmaceuticals, Inc. 2020 Inducement Equity Incentive Plan
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: November 12, 2020	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and Executive Vice President, Finance