Form 10-K
period 2020-12-31
Cyclacel Pharmaceuticals, Inc.
filed 2021-03-01
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), as of June 30, 2020 (based upon the closing sale price of $4.65 of such shares on The NASDAQ Capital Market on June 30, 2020), the last business day of the registrant’s most recently completed second fiscal quarter, was $22,609,904.

As of February 24, 2021, there were 7,103,650 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Summary of Principal Risk Factors

This summary briefly lists the principal risks and uncertainties facing our business, which are only a select portion of those risks. A more complete discussion of those risks and uncertainties is set forth in Part I, Item 1A of this Annual Report, entitled “Risk Factors”. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected.

Our business is subject to the following principal risks and uncertainties:

Risks Associated with Development and Commercialization of Our Drug Candidates

●	The cost, time, and possibility of delays associated with clinical trials, which may be required to continue beyond our available funding. We cannot be certain that we will be able to raise sufficient funds to complete the development and commercialize any of our product candidates currently in clinical development, should they succeed.
●	We may suffer significant delays, setbacks or negative results in, or termination of, our clinical trials.
●	We are making use of biomarkers, which are not scientifically validated, and our reliance on biomarker data may thus cause us to direct our resources inefficiently.
●	We may be unable to directly control the timing, conduct and expense of our clinical trials, due to our reliance on contract research organizations and other third parties to conduct clinical trials,.
●	If we fail to enter into and maintain successful strategic alliances for our drug candidates, we may have to reduce or delay our drug candidate development or increase our expenditures.
●	We have no manufacturing capacity and will rely on third party manufacturers for the late-stage clinical trials, development and commercialization of any drugs we may develop or sell.
●	We may encounter difficulties in managing our growth and expanding our operations successfully as we evolve from a company primarily involved in discovery and development to one also involved in the commercialization of drugs and devices.
●	Our drug candidates are subject to extensive regulation, which can be costly and time-consuming, and we may not obtain approvals for the commercialization of any of our drug candidates.
●	Even if we successfully complete the clinical trials for one or more of our product candidates, the product candidates may fail for other reasons.
●	If our drug candidates or distribution partners’ products fail to achieve market acceptance, we may not be able to generate significant revenue and our business would suffer, and our business may be affected by the efforts of government and third-party payors to contain or reduce the cost of healthcare through various means.
●	We face intense competition and our competitors may develop drugs that are less expensive, safer, or more effective than our drug candidates.
●	We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for a product candidate and may have to limit its commercialization.

Risks Related to Our Business and Financial Condition

●	We may face difficulty raising additional capital in the future which may not be available to us on reasonable terms, if at all, when or as we require additional funding.
●	Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
●	The United Kingdom’s withdrawal from the European Union could adversely impact our business, results of operations and financial condition.
●	We have a history of operating losses and we may never become profitable. Our stock is a highly speculative investment.
●	If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

●	Funding constraints may negatively impact our research and development, forcing us to delay our efforts to develop certain product candidates in favor of developing others, which may prevent us from commercializing our product candidates as quickly as possible.
●	Our business may be adversely affected by the ongoing coronavirus pandemic.

Risks Related to our Intellectual Property

●	If we fail to enforce adequately or defend our intellectual property rights, our business may be harmed.
●	We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

Risks Related to Securities Regulations and Investment in Our Securities

●	Failure to achieve and maintain internal controls in accordance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.
●	We incur increased costs and management resources as a result of being a public company, and we may fail to comply with public company obligations.
●	We may have limited ability to pay cash dividends on our preferred stock, and there is no assurance that future quarterly dividends will be declared.
●	The future sale of our common and convertible preferred stock and future issuances of our common stock upon conversion of our preferred stock could negatively affect our stock price and cause dilution to existing holders of our common stock.
●	The number of shares of common stock which are registered, including the shares to be issued upon exercise of our outstanding warrants, is significant in relation to our currently outstanding common stock and could cause downward pressure on the market price for our common stock.
●	Our management team will have broad discretion over the use of the net proceeds from the recent sale of our securities.

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

General

Cyclacel is a clinical-stage biopharmaceutical company developing innovative cancer medicines based on cell cycle, transcriptional regulation and mitosis control biology. Cyclacel is a pioneer company in the field of cancer cell cycle biology with a vision to improve patient healthcare by translating insights in cancer biology into medicines that can overcome resistance and ultimately increase a patient’s overall survival.

The transcriptional regulation program is evaluating fadraciclib, a CDK2/9 inhibitor, in solid tumors and hematological malignancies. The anti-mitotic program is evaluating CYC140, a PLK1 inhibitor, in advanced cancers. Cyclacel's strategy is to build a diversified biopharmaceutical business based on a pipeline of novel drug candidates addressing oncology and hematology indications.

Our strategy is to build a diversified biopharmaceutical business based on a pipeline of novel drug candidates addressing oncology and hematology indications. We have retained rights to commercialize our clinical development candidates and our business objective is to enter into selective partnership arrangements with these programs. Substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

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

Cyclin dependent kinases, or CDKs, and Polo-like Kinases, or PLKs, are key regulators among the numerous genes and proteins involved in cell cycle control processes.

CDKs connect with proteins called cyclins to regulate cell cycle checkpoints and control transcription, DNA repair and metastatic spread. The discovery of CDKs and cyclins and their regulation of cell cycle checkpoint control were cited in the 2001 Nobel Prize in Physiology or Medicine. Cyclacel’s founder, Professor Sir David Lane, PhD, first identified CDK2/9 inhibition as the optimal target profile for transcriptionally active CDK inhibitors.

The lead drug in our transcriptional regulation program is fadraciclib (also known as CYC065), a CDK2/9 inhibitor.

Polo Kinases and other mitotic kinases were first discovered in fruit flies by Cyclacel’s former Chief Scientist, Professor David Glover, PhD. PLK1 is a serine/threonine kinase playing a central role in cell division, or mitosis. In particular, PLK1 regulates mitotic entry, spindle formation, mitotic exit, cytokinesis and is an important regulator of the DNA damage checkpoint. Cancer cells are much more sensitive to PLK1 depletion than normal cells with intact checkpoints. Inhibiting PLK1 blocks proliferation by prolonged mitotic arrest followed by onset of cancer cell death.

The lead drug in our anti-mitotic program is CYC140, a PLK1 inhibitor.

In our DNA damage response, or DDR, program, we have also been developing sapacitabine, an orally available nucleoside analog.

Clinical Development Pipeline

The following table summarizes our development pipeline:

PROGRAM	INDICATION	PHASE
Transcriptional Regulation
Fadraciclib CDK inhibitor (oral)	Solid tumors – multiple cohorts defined by cancer histology	Phase 1/2 to achieve proof of concept (in planning)
	Leukemias – multiple cohorts defined by cancer histology	Phase 1/2 to achieve proof of concept (in planning) Phase 1 (ongoing) incl. part 3 oral bioequivalence study
Fadraciclib CDK inhibitor (i.v.)	Solid Tumors incl. MCL1, MYC family, Cyclin E amplification
	CLL combination with venetoclax, BCL2 inhibitor AML/MDS combination with venetoclax, BCL2 inhibitor	Phase 1 (ongoing) Phase 1 (ongoing)

Mitosis Regulation
CYC140 PLK inhibitor (oral)	Solid tumors – multiple cohorts defined by cancer histology	Phase 1/2 to achieve proof of concept (in planning)

CYC140 PLK inhibitor (i.v.)	Advanced leukemias	Phase 1 (ongoing)

DNA Damage Response
Sapacitabine (oral)	BRCA mutated breast cancer combination with Olaparib, PARP inhibitor	Phase 1 (ongoing investigator-sponsored trial)

Sapacitabine (oral)	AML/MDS combination with venetoclax, BCL2 inhibitor	Phase 1/2 (ongoing)

Cyclacel currently retains all global marketing rights to the compounds associated with our clinical-stage drug programs with the exception of Japan in the case of sapacitabine.

Transcriptional Regulation Program

Fadraciclib — Cyclin Dependent Kinase (CDK) Inhibitor

CDKs are a family of enzymes first discovered as regulators of the cell cycle, but now understood to also provide pivotal functions in the regulation of transcription, DNA repair and metastatic spread. Different CDK inhibitor drugs selectively target different sets of CDKs. The precise selectivity of an individual CDK inhibitor molecule for certain specific CDKs is key to targeting particular tumor types and minimizing undesirable side effects through non-specific or off-target activity.

The best characterized CDK enzymes include CDK2, -4, -6 and -9. Cyclacel’s CDK inhibitors, fadraciclib and seliciclib, target CDKs 2 and 9. CDK2/9 inhibition may also overcome aberrant cell cycle control in certain non-malignant diseases of proliferation.

The FDA approved CDK4/6 inhibitors, palbociclib, ribociclib and abemaciclib, represent an important therapeutic advance and are associated with clinically meaningful survival advantages with good tolerability when combined with hormone therapy versus hormone therapy alone in patients with hormone receptor positive, HER2-negative breast cancer. CDK4/6 inhibitors induce senescence or dormancy of cancer cells, which may be associated with the emergence of resistance. If clinical manifestation of resistance becomes common, the therapeutic utility of CDK4/6 inhibitors could be hampered.

Cyclacel’s founding scientist, Professor Sir David Lane, is an internationally recognized authority in cell cycle biology who discovered p53, a key tumor suppressor that malfunctions in about two-thirds of human cancers. Under his guidance, Cyclacel’s drug discovery and development programs concentrated on the CDK2/9 isoforms, which operate as key components of the p53 pathway. These efforts resulted in bringing two molecules into clinical trials: seliciclib, a first-generation CDK inhibitor, and fadraciclib, a second-generation CDK inhibitor, which has benefited from the Company’s clinical experience with seliciclib.

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

Different CDKs are responsible for controlling different aspects of proliferation which, when dysregulated, can be drivers of particular cancer sub-sets. Our CDK clinical candidates target:

●	CDK2, which drives cell cycle transition and
●	CDK9, which regulates transcription of certain genes, including cyclins, MCL1, MYC family and DNA double-strand break repair pathway components, through phosphorylation of RNA polymerase II.
o	MCL1 is overexpressed in many types of cancer acting as a survival and drug resistance mechanism. Multiple studies show that knockdown of MCL1 leads to cancer cell death and resensitization to drug treatment.
o	MYC proto-oncogenes encode MYC family proteins which are overexpressed in over 50% of human cancers often via gene amplification. MYC proteins are transcriptional regulators which promote cancer cell growth and survival by increasing the expression of target genes involved in cell metabolism and growth. MYCN gene amplification is found in 45% of high-risk neuroblastomas, or NB, a childhood cancer with poor long-term survival.

Fadraciclib is a selective, second-generation inhibitor of CDK2/9 that causes apoptotic death of cancer cells at sub-micromolar concentrations and is bioavailable via oral and intravenous routes. Antitumor efficacy has been achieved in preclinical models with once-a-day oral dosing at well tolerated doses. Fadraciclib is mechanistically similar to seliciclib, Cyclacel’s first-generation CDK2/9 inhibitor, but has much higher potency in vitro and in vivo, improved metabolic stability and longer patent protection. Translational biology data support development of fadraciclib in MCL1 dependent cancers. In a Phase 1, first-in-human study of fadraciclib, prolonged reduction of MCL1 for at least 24 hours was achieved and preliminary anticancer activity observed. Fadraciclib has been shown to inhibit CDK9-dependent oncogenic and leukemogenic pathways, including MYCN and mixed lineage leukemia rearrangements, or MLL-r. Fadraciclib and seliciclib both suppress the MCL1-mediated survival pathway in cancer cells, leading to rapid induction of apoptosis in MCL1 dependent cancer cells, and can reverse drug resistance associated with the addiction of cancer cells to cyclin E, a partner protein of CDK2.

Clinical development

Solid tumors

Fadraciclib has been evaluated in a first-in-human, single agent, ascending dose, Phase 1 trial to assess its safety, tolerability, pharmacokinetics and pharmacodynamics in patients with advanced solid tumors (065-01, NCT02552953). The results of part 1 of the study were reported in an oral presentation at the 2018 Annual Meeting of the American Association of Cancer Research. 26 patients were treated with fadraciclib as a 4-hour infusion once every 3 weeks and a recommended Phase 2 dose, or RP2D, established. Durable MCL1 suppression was observed in 11 of 13 patients treated at the RP2D. Stable disease lasting at least six cycles was observed in six patients of which three had molecular features associated with fadraciclib’s mechanism, including MCL1, MYC or cyclin E. Dose limiting toxicities were reversible neutropenia, thrombocytopenia, febrile neutropenia, diarrhea, hypomagnesemia, white blood cell lysis syndrome and its associated electrolyte abnormalities and liver enzyme elevations.

Part 2 of this study tested a more intensive dosing regimen with 24 patients treated with fadraciclib as a 1-hour infusion or orally on days 1, 2, 8 and 9 every 3 weeks. One patient with MCL1 amplified endometrial cancer has experienced a confirmed partial response after 4 cycles and remains on fadraciblib monotherapy for 18 months with 96% reduction in target tumor lesions. Another patient with cyclin E amplified ovarian cancer has achieved cancer shrinkage of target tumor lesions of 29%. In part 3 of the trial high bioequivalence of an oral formulation of fadraciblib was observed. These data were reported at the Plenary Session of the 32nd EORTC-NCI-AACR (ENA) Symposium in October 2020.

Supported by strong preclinical activity, the observation of durable suppression of MCL1 in patients and preliminary evidence of anticancer activity from the ongoing Phase 1 first-in-human (FIH) study we are preparing to commence a streamlined Phase 1/2 clinical studies in a broad range of solid tumors and leukemias. The study will evaluate oral fadraciclib in multiple cohorts defined by cancer histology and biospecimens will be collected for translational analysis. The aim of these streamlined studies is to identify clinical activity which may lead to registration-enabling outcomes.

Leukemias

Chronic lymphocytic leukemia (fadraciclib-02, NCT03739554)

We are enrolling a Phase 1 study to evaluate fadraciclib in combination with venetoclax in patients with relapsed or refractory CLL. The study design and preliminary data from the study were presented at a poster presentation during the 61st American Society of Hematology 2019 Annual Meeting and Exposition. fadraciclib is being administered intravenously via four-hour infusion on days 1 and 15 in combination with daily oral venetoclax. Initial dose escalation is 33% and upon occurrence of the first dose limiting toxicity, or DLT, 25%. The primary objective is determination of a recommended Phase 2 dose, or RP2D, defined as the highest dose level at which less than one-third of at least six patients experience a DLT during the first treatment cycle. Treatment will continue until progression of disease, unacceptable toxicity or changes in patient condition that renders patients ineligible for further treatment. Laboratory tests and CT scans will be performed regularly to assess response according to standard criteria.

Of the five R/R CLL patients enrolled in CYC065-02 all had failed ibrutinib and one had also failed CAR-T cell treatment. Patients remained minimal residual disease, or MRD, positive after treatment ramp with single agent venetoclax for up to 5 weeks. Continuing shrinkage of enlarged lymph nodes was observed by CT scan on the combination of venetoclax and fadraciclib dosed once every two weeks. The patient who failed CAR-T cell therapy and two additional patients achieved MRD negative status on the combination.

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

Rapid cell death was induced in CLL and multiple myeloma cell lines after short exposure to fadraciclib, even in the presence of stromal cells which confer protection from standard treatments. MCL1 down-regulation was observed, consistent with the pro-apoptotic mechanism of fadraciclib. fadraciclib synergizes with venetoclax in preclinical models at clinically achievable concentrations, supporting the clinical investigation of combination regimens of fadraciclib and venetoclax.

Acute myeloid leukemia, or AML (CYC065-03, NCT04017546)

Drug resistance in AML has been attributed among others to high levels of MCL1. AML cell lines are highly sensitive to fadraciclib and 5 to 8 hours of treatment is sufficient to achieve induction of cell death. Fadraciclib has single agent efficacy in AML xenografts and the potential to be combined with approved AML therapies. In leukemia cells harboring the rearranged Mixed Lineage Leukemia gene (MLLr), fadraciclib reduced both MCL1 expression and CDK9 dependent transcription of MLL-regulated leukemogenic genes.

We are enrolling a Phase 1 study evaluating fadraciclib in combination with venetoclax in patients with relapsed or refractory AML or MDS. The study design and preliminary data from the study was presented at a poster presentation during the 61st American Society of Hematology 2019 Annual Meeting and Exposition. fadraciclib is being administered intravenously via four-hour infusion on days 1 and 15 in combination with daily venetoclax on days 1 to 15. Initial dose escalation is 33% and 25% upon occurrence of the DLT. The primary objective is determination of RP2D defined as the highest dose level at which less than one-third of at least six patients experience a DLT during the first treatment cycle. Treatment will continue until progression of disease, unacceptable toxicity or changes in patient condition that renders patients ineligible for further treatment. Laboratory tests and bone marrow aspirate/biopsy will be performed to assess response according to standard criteria.

Four of twelve patients in CYC065-03 achieved decreases in leukemia blast cells in their peripheral blood as reported by investigators.

Similar to our clinical development strategy for fadraciclib in solid tumors we plan to commence a streamlined Phase 1/2 clinical studies in a broad range of leukemias. The study will evaluate oral fadraciclib in multiple cohorts defined by cancer histology and collection of biospecimens for translational analysis. The aim of these studies is to identify clinical activity which may lead to registration-enabling studies.

Published preclinical data

Preclinical data suggest that fadraciclib may benefit adults and children with hematological malignancies, including AML, acute lymphocytic leukemias, or ALL, and in particular leukemias with rearrangement of the Mixed Lineage Leukemia gene (MLL-r), CLL, B-cell lymphomas, multiple myelomas, and patients with certain solid tumors, including breast and uterine cancers, and neuroblastomas. Published preclinical data with respect to fadraciclib has yielded the following results:

●	Induces cancer cell death and can combine beneficially with other anti-cancer drugs

Fadraciclib targets key CDK9-dependent oncogenic and leukemogenic survival pathways. Data presented at the 2018 Annual Meeting of the American Association of Cancer Research demonstrated strong synergy between, fadraciclib, and the BCL2 inhibitor, venetoclax in primary CLL, cells obtained from patients, including those with 17p deletions. In addition, the combination was active in two CLL samples which were resistant to either agent alone.

Data presented at the 2016 Annual Meeting of the American Association of Cancer Research demonstrated that fadraciclib can induce cell death and combined beneficially with anti-cancer drugs from the BCL2 and BET (Bromodomain and Extra-Terminal domain) inhibitor classes, in in vitro models of B-cell lymphoma, including double-hit lymphomas. Combinations of fadraciclib with the BCL2 inhibitor, venetoclax (ABT-199), or BET inhibitors were both synergistic. Short exposure to fadraciclib was sufficient to downregulate MYC, an oncogene product aberrantly expressed in many cancers, and MCL1, an anti-apoptotic member of the BCL2 family, and to induce cell death. Fadraciclib treatment had no impact on BCL2 levels.

These findings support the hypothesis that dual targeting of the MCL1- and BCL2-dependent mechanisms could induce synergistic cell death by apoptosis and highlight an opportunity to rationally disrupt the pathways promoting the survival of CLL cells. Cyclacel has opened for enrolment a Phase 1 clinical study to evaluate fadraciclib in combination with venetoclax in patients with relapsed/refractory CLL.

Potent anticancer activity of fadraciclib has been demonstrated in vivo in AML xenograft models resulting in over 90% inhibition of tumor growth.

●	Prolonged survival and reduced tumor burden in MYCN-addicted neuroblastoma

The MYCN oncogene is over-expressed in a number of different types of cancer, most notably neuroblastoma, but also rhabdomyosarcoma, medulloblastoma, astrocytoma, Wilms’ tumor and small cell lung cancer. Amplification of the MYCN oncogene is the most common genomic alteration in aggressive neuroblastomas and is associated with poor clinical outcome. Preclinical data presented at the 2016 Childhood Cancer Meeting demonstrated that fadraciclib prolonged survival in MYCN-addicted neuroblastoma models, and neuroblastoma cells with MYCN amplification and overexpression were found to be particularly sensitive. The mechanism of action of fadraciclib included inhibition of MYCN transcription, downregulation of MYCN protein, blocking neuroblastoma cell proliferation and inducing apoptosis. There are no approved drugs that directly target MYCN, prompting the investigation of indirect approaches such as suppression of MYCN gene expression via CDK9 inhibition, or exploitation of a synthetic lethal relationship between MYCN amplification/ overexpression and inhibition of CDK2.

●	May reverse drug resistance associated with addiction of cancer cells to cyclin E, the partner protein of CDK2

In 2011, independent investigators published preclinical evidence that fadraciclib as a single agent can induce tumor growth delay in HER2-positive breast cancer cells addicted to cyclin E and resistant to trastuzumab, while administration of fadraciclib in combination with trastuzumab resulted in regression or sustained tumor growth inhibition.

●	May have activity in triple-negative breast cancer

Data presented at the 2015 San Antonio Breast Cancer Symposium demonstrated in particular the mechanistic rationale for clinical development of fadraciclib in basal-like triple negative breast cancer, or TNBC, a cancer with poor prognosis frequently associated with BRCA mutations. Molecular characteristics of TNBC include amplification or overexpression of Cyclin E, the partner protein of CDK2, and MYC. Fadraciclib directs a pro-apoptotic mechanism in breast cancer cell lines, which includes transcriptional down regulation of key pro-survival and oncogenic regulators, including MCL1 and MYC. Like seliciclib, fadraciclib combined effectively with sapacitabine in breast cancer cell lines.

We anticipate that fadraciclib will likely be best used in combination with available anti-cancer agents, as is the case for recently approved CDK4/6 inhibitors. We have retained worldwide rights to commercialize fadraciclib.

Seliciclib, our first-generation CDK inhibitor, is a novel, orally available, CDK2/7/9 inhibitor that has been evaluated in over 500 patients. As fadraciclib has improved potency and pharmacological properties compared to seliciclib, we would expect to advance fadraciclib in lieu of seliciclib.

Mitosis Regulation Program

Polo-Like-Kinase inhibitor — CYC140

In our Polo-like Kinase, or PLK, inhibitor program, we have discovered potent and selective small molecule inhibitors of PLK1, a kinase active during cell division, which target the mitotic phase of the cell cycle. Polo Kinase was discovered by Professor David Glover, our former Chief Scientist.

CYC140 is a novel, small molecule, selective, PLK1 inhibitor It has demonstrated potent and selective target inhibition (PLK1 IC50 ~ 3 nM) and impressive efficacy in human tumor xenografts at non-toxic doses. The pharmaceutical properties of CYC140 are improved over earlier clinical stage PLK inhibitors. PLK1 is a serine/threonine kinase with a central role in cell division, or mitosis, and is an important regulator of the DNA damage checkpoint. PLK1 over-expressing tumors with levels correlating with patient prognosis include esophageal, gastric, leukemia, NSCLC, ovarian and squamous cell cancers as well as MYC amplified cancers. Recent data with another PLK1 inhibitor in clinical development, suggest that PLK1 inhibition may be effective in KRAS-mutated metastatic colorectal cancer.

Cyclacel’s translational biology program supports the development of CYC140 in acute leukemias and solid tumors.

Clinical development

CYC140 is undergoing safety/tolerability evaluation in a Phase 1 first-in-human trial (NCT03884829) in patients with advanced leukemias. Seven patients with advanced leukemias have been recruited so far to this first-in-human, single agent, dose escalation study of CYC140 given intravenously. No dose-limiting toxicities have been observed thus far.

Supported by strong preclinical activity we plan to commence a streamlined Phase 1/2 clinical studies in a broad range of solid tumors. The study will evaluate oral CYC140 in multiple cohorts defined by cancer histology and collection of biospecimens for translational analysis. This will be followed by a similar study to evaluate oral CYC140 in hematological malignancies. The aim of these studies is to identify clinical activity which may lead to registration-enabling studies.

Published preclinical data

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

We have retained worldwide rights to commercialize CYC140.

DNA Damage Response program

Sapacitabine

Both sapacitabine and CNDAC, its major metabolite, have demonstrated potent anti-tumor activity in preclinical studies. Sapacitabine is an orally available prodrug of CNDAC, which is a novel nucleoside analog, or a compound with a structure similar to a nucleoside. A prodrug is a compound that has a therapeutic effect after it is metabolized within the body. CNDAC has a significantly longer residence time in the blood when it is produced in the body through metabolism of sapacitabine than when it is given directly via intravenous administration. Sapacitabine acts through a novel mechanism whereby the compound interferes with DNA synthesis through the incorporation of CNDAC into DNA during replication or repair, triggering a beta-elimination reaction and leading to the formation of single-strand DNA breaks, or SSBs. During subsequent rounds of replication, SSBs are converted to double-strand breaks, or DSBs, which can be repaired by the homologous recombination, or HR, repair pathway, or, if unrepaired, result in cell death.

Sapacitabine has been evaluated in both hematological cancers and solid tumors. Over 1,000 patients have received sapacitabine in Phase 1, 2 and 3 studies.

We hold the worldwide rights to commercialize sapacitabine, except for Japan, for which Daiichi Sankyo Co., Ltd., or Daiichi Sankyo, has a right of first negotiation.

Clinical development

Sapacitabine and venetoclax

We have dosed 12 patients in a Phase 1/2 study (NCT01211457) evaluating the safety and effectiveness of sapacitabine, in an oral regimen in combination with venetoclax in patients with relapsed or refractory AML or MDS. The Phase 1/2 study is intended to enroll patients with relapsed or refractory AML or MDS with the objective of determining the safety and efficacy of the combination. Secondary objectives include duration of response, CR, CRp, PR, or major HI, transfusion requirements, number of hospitalized days and overall survival.

Phase 1/2 clinical trial of sapacitabine and olaparib in patients BRCA mutant breast cancer (investigator sponsored)

Approved treatment for advanced ovarian cancer, including but not limited to BRCA-mutated (germline and/or somatic) associated advanced ovarian cancer, include the poly ADP-ribose polymerase, or PARP, inhibitors, olaparib, niraparib and rucaparib. We believe that sapacitabine, possibly administered alongside a PARP or CDK inhibitor, may offer an alternative or complementary approach to PARP inhibitors in this area of unmet medical need. As a result of findings in a Phase 1/2 of sapacitabine and an expansion cohort in patients with metastatic breast cancer, a combination regimen of sapacitabine and olaparib, a PARP inhibitor, is now being evaluated in an investigator-sponsored trial with sponsor Dana-Farber Cancer Institute and supported by the Company and Astra Zeneca in approximately 64 patients with PARP inhibitor-naïve, metastatic HER2-negative breast cancer with germline BRCA1/2 mutation (NCT03641755). Seven patients have been enrolled to date with two partial responses and prolonged stable diseases observed.

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

MD Anderson will conduct four clinical studies with a total projected enrollment of up to 170 patients, which will investigate fadraciclib, CYC140 and sapacitabine either as single agents or in combination with approved drugs. The collaboration leverages MD Anderson’s expertise in clinical development of drugs for hematological malignancies and our knowledge of cell cycle biology and mechanisms of cancer cell resistance to medicines.

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

In this regard, there are ongoing investigator sponsored trials, or ISTs, evaluating oral seliciclib capsules in endocrinologic and inflammatory indications in patients who have failed prior treatments. In an IST at Cedars-Sinai Medical Center, Los Angeles, supported in part by grants from The National Institute of Diabetes, Digestive and Kidney Diseases and the FDA, patients are being treated in an ongoing Phase 2 trial to evaluate seliciclib as a potential therapy for Cushing’s disease. Cushing’s disease is characterized by abnormally high levels of cortisol, a stress hormone, associated with pituitary tumors, which are highly sensitive to cell cycle disruptions. In a European IST, oral seliciclib capsules are being evaluated as a potential treatment for rheumatoid arthritis, or RA. Investigators are evaluating whether seliciclib can benefit patients with RA by targeting proliferating fibroblasts. If confirmed, this would be a novel approach compared to approved RA therapies. This study is also being supported by an approximately $1.5 million grant from the United Kingdom’s Medical Research Council. . A preclinical collaboration with the MRC Centre for Inflammation Research at the University of Edinburgh is comparing fadraciclib to seliciclib as a potential treatment for COVID-19 pneumonia, acute lung injury or Acute Respiratory Distress Syndrome. The study is based on extensive research carried out in Professor Adriano Rossi’s laboratory which demonstrated that MCL1 downregulation by seliciclib induced anti-inflammatory effects and promoted resolution of inflammation in relevant models. Initial results from the comparative program confirmed the hypothesis that fadraciclib enabled overactive neutrophil apoptosis is more active in this setting than seliciclib in line with its higher dose potency. The investigators consider that further research is merited to evaluate the potential therapeutic use of fadraciclib in COVID-19 pneumonia and other pulmonary diseases.

Business Strategy

We plan to continue to build a diversified biopharmaceutical business focused on hematology and oncology based on a pipeline of novel drug candidates and utilizing our area of historical expertise in cancer cell cycle and mitosis biological mechanisms. Our clinical development strategy is focused on two ongoing programs in transcriptional regulation and mitosis control biology.

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

Enter into partnering arrangements selectively, while developing our own sales and marketing capability

We currently retain virtually all marketing rights to the compounds associated with our clinical-stage drug programs. To optimize our commercial return, we intend to enter into selected partnering arrangements and to retain co-promotion rights as appropriate. Generally we plan to develop compounds through the Phase 2 proof-of-efficacy stage before seeking a partner. We may enter into partnering arrangements earlier than Phase 2 proof-of-concept trials where appropriate, or in connection with drug programs outside our core competency in oncology.

Licenses

Several of our programs are based on technology licensed from others. Our breach of an existing license or failure to obtain a license to technology required to develop, test and commercialize our products may seriously harm our business.

In-license Agreement with Daiichi Sankyo

On September 10, 2003, we entered into a license agreement with Daiichi Sankyo Co., Ltd. of Japan or Daiichi Sankyo, with respect to patents and patent applications covering sapacitabine. Daiichi Sankyo filed patent applications claiming sapacitabine, certain crystalline forms and methods for its preparation and use which encompass our chosen commercial development form, as well as related know-how and materials. The license grants us the exclusive right to exploit and sublicense sapacitabine and any other products covered by the patents and patent applications owned by Daiichi Sankyo. The license was originally subject to certain third-party rights related to certain territories, but the license has since been expanded to a worldwide territory. The license agreement also grants to us nonexclusive, sublicensed rights to CNDAC, which is both a precursor compound and initial metabolite of sapacitabine.

We are under an obligation to use reasonable endeavors to develop a product and obtain regulatory approval to sell a product. We agreed to pay Daiichi Sankyo an up-front fee, reimbursement for Daiichi Sankyo’s enumerated expenses, milestone payments and royalties on a country-by-country basis. Under this agreement, $1.6 million was paid in April 2011, and further aggregate milestone payments totaling approximately $10.0 million could be payable subject to achievement of specific contractual milestones and our decision to continue with these projects. The up-front fee and certain past reimbursements have been paid. Royalties are payable in each country for the term of patent protection in the country or for ten years following the first commercial sale of licensed products in the country, whichever is later. Royalties are payable on net sales. Net sales are defined as the gross amount invoiced by us or our affiliates or licensees, less discounts, credits, taxes, shipping and bad debt losses. The agreement extends from its commencement date to the date on which no further amounts are owed under it. If we wish to appoint a third-party to develop or commercialize a sapacitabine-based product in Japan, within certain limitations, Daiichi Sankyo must be notified and given a right of first refusal to develop and/or commercialize in Japan. Effective July 11, 2011, the license was amended to irrevocably waive a termination right Daiichi Sankyo possessed under a provision of the agreement that required the Company to obtain regulatory approval to sell sapacitabine in at least one country by September 2011 and releases the Company from all claims and liability of any kind arising under such provision. The amendment further provides that the royalty fee due from us to Daiichi Sankyo on future net sales of sapacitabine be increased by a percentage between 1.25% and 1.50%, depending on the level of net sales of sapacitabine realized. In general, however, the license may be terminated by us for technical, scientific, efficacy, safety, or commercial reasons on six months’ notice, or twelve months if after a launch of a sapacitabine-based product, or by either party for material default.

Patents and Proprietary Technology

Patents and Proprietary Rights

We own 19 patents granted in the United States, 9 granted by the European Patent Office, or EPO, and 51 granted in other countries worldwide. In addition, we have a license to 39 patents granted in the US, by the EPO or worldwide.

We have 1 patent application pending in the United States, 1 before the EPO, 11 pending patent applications in other countries and 4 pending PCT applications still in the international application phase. No assurances can be given that any patents will be issued with respect to the pending applications, nor that the claims will provide equivalent coverage in all jurisdictions.

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

Since publications in the scientific or patent literature often lag behind actual discoveries, we are not certain of being first to make the inventions covered by each of our pending patent applications or the first to file those patent applications. Generally, patent applications are maintained in secrecy for a period of 18 months or more, which increases the uncertainty we face. Moreover, the patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. As a result, we cannot predict the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability. Third parties or competitors may challenge or circumvent our patents or patent applications, if issued. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before we commercialize any of our products, any related patent may expire, or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent and the commercial opportunity of the product.

If patents are issued to others containing valid claims that cover our compounds or their manufacture or use or screening assays related thereto, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. We are aware of several published patent applications, and understand that others may exist, that could support claims that, if granted and held valid, would cover various aspects of our developmental programs, including in some cases particular uses of our drug candidates fadraciclib, CYC140 and sapacitabine, or other therapeutic candidates, or substances, processes and techniques that we use in the course of our research and development and manufacturing operations.

In addition, we understand that other applications and patents exist relating to potential uses of fadraciclib, CYC140 and sapacitabine and that are not part of our current clinical programs for those compounds. Although we intend to continue to monitor the pending applications, it is not possible to predict whether these claims will ultimately be allowed or if they were allowed what their breadth would be. In addition, we may need to commence litigation to enforce any patents issued to us or to determine the scope and validity of third-party proprietary rights. For example, in one case we opposed a European patent relating to human aurora kinase and the patent has been finally revoked (no appeal was filed). Litigation would create substantial costs. We are aware that other patents exist that claim substances, processes and techniques, which, if held valid, could potentially restrict the scope of our research, development or manufacturing operations. If competitors prepare and file patent applications in the United States that claim technology that we also claim, we may have to participate in interference proceedings in the United States Patent and Trademark Office to determine which invention has priority. These proceedings could result in substantial costs, even if the eventual outcome is favorable to us. An adverse outcome in litigation could subject us to significant liabilities to third parties and require us to seek licenses of the disputed rights from third parties or to cease using the technology, even a therapeutic product, if such licenses are unavailable or too expensive.

Issued patents for the fadraciclib compound cover the United States, EPO and eleven other countries. Issued patents for CYC140 cover the United States, EPO and six other countries. Issued patents for the sapacitabine compound expired in the United States in 2014 and elsewhere in 2012. Patents for the crystalline forms issued in the United States, EPO, Japan and thirteen other countries. These patents expire in 2022. Separately, we own an issued United States patent with granted claims to a specified method of administration of sapacitabine, adding to the existing composition of matter patents and supporting market exclusivity out to 2030.

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

For example, in the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act and implementing regulations. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following:

●	completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies, all performed in accordance with the FDA’s good laboratory practice, or GLP, regulations;
●	submission to the FDA of an Investigational New Drug Application, or IND, which must become effective before clinical trials may begin;
●	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication;
●	submission of a New Drug Application, or NDA, to the FDA;

●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product is produced to assess compliance with current good manufacturing practice requirements, or cGMP, regulations; and
●	FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

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

Clinical Trials

For purposes of an NDA submission, clinical trials are typically conducted in the following three sequential phases, which may overlap:

●	Phase 1: The clinical trials are initially conducted in a limited population to test the drug candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients. Phase 1 clinical trials can be designed to evaluate the impact of the drug candidate in combination with currently approved drugs.
●	Phase 2: These clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the drug candidate for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trial.
●	Phase 3: These clinical trials are commonly referred to as pivotal clinical trials. If the Phase 2 clinical trials demonstrate that a dose range of the drug candidate is effective and has an acceptable safety profile, Phase 3 clinical trials are then undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites.

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

Fast Track Designation

The FDA’s fast track program is intended to facilitate the development and to expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast-track program, the sponsor of a new drug candidate may request the FDA to designate the drug candidate for a specific indication as a fast-track drug concurrent with or after the submission of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request.

If fast track designation is obtained, the FDA may initiate review of sections of an NDA before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees.

Additionally, the fast-track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

In some cases, a drug candidate may also qualify for one or more of the following programs:

●	Priority Review. Under FDA policies, a drug candidate is eligible for priority review, or review within a six-month time frame from the time a complete NDA is accepted for filing, if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. We cannot guarantee that any of our drug candidates will receive a priority review designation, or if a priority designation is received, that review or approval will be faster than conventional FDA procedures, or that the FDA will ultimately grant drug approval.

●	Accelerated Approval. Under the FDA’s accelerated approval regulations, the FDA is authorized to approve drug candidates that have been studied for their safety and effectiveness in treating serious or life-threatening illnesses, and that provide meaningful therapeutic benefit to patients over existing treatments based upon either a surrogate endpoint that is expected to predict a clinical benefit or on the basis of an effect on a clinical endpoint other than patient survival. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition that are substituted for measurements of observable clinical symptoms. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to validate the surrogate endpoint or confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to validate a surrogate endpoint or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA. In rare instances the FDA may grant accelerated approval of an NDA based on Phase 2 data and require confirmatory Phase 3 studies to be conducted after approval and/or as a condition of maintaining approval. We can give no assurance that any of our drugs will be reviewed under such procedures.

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

A large number of drug candidates are in development for the treatment of leukemia and lymphomas, MDS, gastrointestinal, genitourinary, gynecological and thoracic cancers and other advanced solid tumors. Several biopharmaceutical companies have CDK or MCL1 inhibitors in clinical trials including Adastra, Amgen, AstraZeneca, Dainippon Sumitomo, Eli Lilly, G1 Therapeutics, Kronos Bio, MEI Pharma, Merck, Novartis, Otsuka, Pfizer, Prelude, Servier, Syros, Tiziana and Vincera. Cardiff Oncology (formerly Trovagene) has a PLK1 inhibitor in clinical trials and we believe that Arbutus, Boehringer Ingelheim, GlaxoSmithKline, Merck, Onconova, and Takeda have been and may continue to be evaluating PLK inhibitors for hemato-oncology indications. Several biopharmaceutical companies have nucleoside analogs on the market or in trials which may be competitive to sapacitabine in hemato-oncology indications including AbbVie, AstraZeneca, BMS, CTI Biopharma, Daiichi Sankyo, Jazz, GlaxoSmithKline, Johnson & Johnson, Eli Lilly, MEI Pharma, Otsuka, Pfizer, Sanofi and Teva. Several companies are pursuing discovery and research activities in each of the other areas that are the subject of our research and drug development programs.

Legal Proceedings

From time to time, we may be involved in routine litigation incidental to the conduct of our business. As of December 31, 2020 we were not party to any material legal proceedings.

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

Item 1A. Risk Factors

In analyzing our company, you should carefully consider the following risk factors. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report on Form 10-K. Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our Company. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

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

An improved rate of complete remission, a secondary endpoint, was observed in patients who had discontinued therapy at the time of analysis. While we have discussed the data from the SEAMLESS Phase 3 study with European and U.S. regulatory authorities and have received consistent guidance from them, we may be unable to salvage any value from the Phase 3 trial and may be unable to identify a viable plan for continued clinical development of this product indication. Even if we are able to design further trials and identify a path forward toward potential regulatory approval, such development will likely require significant financial and personnel resources, and no assurance can be given that additional capital would be available or that such capital would be available at acceptable terms. Our continuing analyses of data from the topline Phase 3 trial may also produce negative or inconclusive results.

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

Clinical trials may also have uncertain outcomes. We estimate that clinical trials of our most advanced drug candidates may be required to continue beyond our available funding and may take several more years to complete. The designs used in some of our trials have not been used widely by other pharmaceutical companies. Failure can occur at any stage of the testing and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of our current or future drug candidates, including, but not limited to:

●	delays in securing clinical investigators or trial sites for our clinical trials;
●	delays in obtaining Institutional Review Board, or IRB, and regulatory approvals to commence a clinical trial;
●	slower than anticipated rates of patient recruitment and enrollment, or not reaching the targeted number of patients because of competition for patients from other trials, or if there is limited or no availability of coverage, reimbursement and adequate payment from health maintenance organizations and other third-party payors for the use of agents used in our clinical trials or other reasons;
●	negative or inconclusive results from clinical trials, as demonstrated by our announcement on February 24, 2017 that our SEAMLESS Phase 3 study failed to reach its primary endpoint;

●	unforeseen safety issues;
●	uncertain dosing issues that may or may not be related to incompletely explored pharmacokinetic and pharmacodynamics behaviors;
●	approval and introduction of new therapies or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications less attractive;
●	inability to monitor patients adequately during or after treatment or problems with investigator or patient compliance with the trial protocols;
●	inability to replicate in large, controlled studies safety and efficacy data obtained from a limited number of patients in uncontrolled trials;
●	inability or unwillingness of medical investigators to follow our clinical protocols; and
●	unavailability of clinical trial supplies.

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

Adverse or inconclusive results from our clinical trials may substantially delay, or halt entirely, any further development of our drug candidates. Many companies have failed to demonstrate the safety or effectiveness of drug candidates in later stage clinical trials notwithstanding favorable results in early-stage clinical trials. Previously unforeseen and unacceptable side effects could interrupt, delay or halt clinical trials of our drug candidates and could result in the FDA or EMA denying approval of our drug candidates. We will need to demonstrate safety and efficacy for specific indications of use and monitor safety and compliance with clinical trial protocols and other good clinical practice requirements throughout the development process. To date, long-term safety and efficacy has not been demonstrated in clinical trials for any of our drug candidates.

Toxicity and serious adverse events have been noted in preclinical and clinical trials involving certain of our drug candidates. For example, neutropenia and gastro-intestinal toxicity were observed in patients receiving sapacitabine and elevations of liver enzymes and a decrease in potassium levels has been observed in patients receiving seliciclib.

In addition, we have or may pursue clinical trials for fadraciblib, CYC140, sapacitabine and/or seliciclib in more than one indication. There is a risk that unacceptable toxicity or adverse events observed in a trial for one indication could result in the delay or suspension of all trials involving the same drug candidate. Even if we believe that the data collected from clinical trials of our drug candidates are promising with respect to safety and efficacy, such data may not be deemed sufficient by regulatory authorities to warrant product approval. Regulatory officials could interpret such data in different ways than we do which could delay, limit or prevent regulatory approval. The FDA, EMA or we may suspend or terminate clinical trials at any time. Any failure or significant delay in completing clinical trials for our drug candidates, or in receiving regulatory approval for the commercialization of our drug candidates, may severely harm our business and reputation.

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

For most purposes, however, biomarkers have not been scientifically validated. If our understanding and use of biomarkers is inaccurate or flawed, or if our reliance on them is otherwise misplaced, then we will not only fail to realize any benefits from using biomarkers but may also be led to invest time and financial resources inefficiently in attempting to develop inappropriate drug candidates. Moreover, although the FDA has issued for comment a draft guidance document on the potential use of biomarker data in clinical development, such data are not currently accepted by the FDA or other regulatory agencies in the United States, the European Union or elsewhere in applications for regulatory approval of drug candidates, and there is no guarantee that such data will ever be accepted by the relevant authorities in this connection. Our biomarker data should not be interpreted as evidence of efficacy.

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

Dependence on collaborative arrangements or strategic alliances will subject us to a number of risks, including the risks that:

●	we may not be able to control the amount and timing of resources that our collaborators may devote to the drug candidates;
●	our collaborators may experience financial difficulties;
●	we may be required to relinquish important rights such as marketing and distribution rights;
●	business combinations or significant changes in a collaborator’s business strategy may also adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement;

●	a collaborator could independently move forward with a competing drug candidate developed either independently or in collaboration with others, including our competitors; and
●	collaborative arrangements are often terminated or allowed to expire, which would delay development and may increase the cost of developing our drug candidates.

We have no manufacturing capacity and will rely on third party manufacturers for the late-stage clinical trials, development and commercialization of any drugs we may develop or sell.

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates under development. We currently lack the resources or the capacity to manufacture any of our products on a clinical or commercial scale. We anticipate future reliance on a limited number of third-party manufacturers until we are able, or decide to, expand our operations to include manufacturing capacities. If the FDA or EMA approve any of our drug candidates for commercial sale, or if we significantly expand our clinical trials, we will need to manufacture them in larger quantities and will be required to secure additional or alternative third-party suppliers to our current suppliers. To date, our drug candidates have been manufactured in small quantities for preclinical testing and clinical trials and we may not be able to successfully increase the manufacturing capacity, whether in collaboration with our current or future third-party manufacturers or on our own, for any of our drug candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA and EMA must review and approve. If we are unable to successfully increase the manufacturing capacity for a drug candidate, whether for late-stage clinical trials or for commercial sale or are unable to secure alternative third-party suppliers to our current suppliers, the drug development, regulatory approval or commercial launch of any related drugs may be delayed or blocked or there may be a shortage in supply. Even if any third-party manufacturer makes improvements in the manufacturing process for our drug candidates, we may not own, or may have to share, the intellectual property rights to such innovations. Any performance failure on the part of manufacturers could delay late-stage clinical trials and development or regulatory approval of our drugs, the commercialization of our drugs or our ability to sell our commercial products, producing additional losses and depriving us of potential product revenues.

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

The FDA and other regulatory authorities in the United States and the EMA for the European Union and elsewhere exercise substantial discretion in the drug approval process. The number, size and design of preclinical studies and clinical trials that will be required for FDA or EMA approval will vary depending on the drug candidate, the disease or condition for which the drug candidate is intended to be used and the regulations and guidance documents applicable to any particular drug candidate. The FDA or EMA can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to:

●	those discussed in the risk factor which immediately follows;
●	the fact that FDA or EMA officials may find that our or our third-party manufacturer’s processes or facilities are not in compliance with cGMP; or
●	the fact that new regulations may be enacted by the FDA or EMA pursuant to which they may change their approval policies or adopt new regulations requiring new or different evidence of safety and efficacy for the intended use of a drug candidate.

Additionally, the United Kingdom’s determination to leave the European Union, or Brexit has resulted in a decision to move the EMA from the United Kingdom to the Netherlands, which was completed in December 2020. This transition may cause disruption in the administrative and medical scientific links, including delays in granting clinical trial authorization or marketing authorization.

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

If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or if a regulatory agency disagrees with the promotion, marketing or labeling of a product, it may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If our product candidates fail to comply with applicable regulatory requirements, the FDA and EMA may, among other things:

●	issue warning letters;
●	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
●	require us or our collaborators to enter into a consent decree or permanent injunction, which can include the imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
●	impose other administrative or judicial civil or criminal penalties;
●	withdraw regulatory approval;
●	refuse to approve pending applications or supplements to approved applications filed by us or our potential future collaborators;
●	impose restrictions on operations, including costly new manufacturing requirements; or
●	seize or detain products.

Even if we successfully complete the clinical trials for one or more of our product candidates, the product candidates may fail for other reasons.

Even if we successfully complete the clinical trials for one or more of our product candidates, the product candidates may fail for other reasons, including, without limitation, the possibilities that the product candidates will:

●	fail to receive the regulatory approvals required to market them as drugs;
●	be subject to proprietary rights held by others requiring the negotiation of a license agreement prior to marketing;
●	be difficult or expensive to manufacture on a commercial scale;
●	have adverse side effects that make their use less desirable; or
●	fail to compete effectively with product candidates or other treatments commercialized by our competitors.

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

A large number of drug candidates are in development for the treatment of leukemia, solid tumors including breast, endometrial/uterine and ovarian cancers and lymphomas. Several pharmaceutical and biotechnology companies have CDK inhibitors, PLK1 inhibitors or other products on the market or in clinical trials which may be competitive to our drugs in both hematological and oncology indications. Our competitors, either alone or together with collaborators, may have substantially greater financial resources and research and development staff. Our competitors may also have more experience:

●	developing drug candidates;
●	conducting preclinical and clinical trials;
●	obtaining regulatory approvals; and
●	commercializing product candidates.

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

If our drug candidates are approved, or are approved by the FDA or EMA, together with another agent such as decitabine, the resulting drugs, if any, must still gain market acceptance among physicians, healthcare providers and payors, patients and the medical community. The degree of market acceptance of any of our approved drugs will depend on a variety of factors, including:

●	timing of market introduction, number and clinical profile of competitive drugs;
●	our ability to provide acceptable evidence of safety and efficacy;
●	relative convenience and ease of administration;
●	pricing and cost-effectiveness, which may be subject to regulatory control;
●	availability of coverage, reimbursement and adequate payment from health maintenance organizations and other third-party payors; and
●	prevalence and severity of adverse side effects; and other potential advantages over alternative treatment methods.

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

We may also be exposed to additional risks of product liability claims. These risks exist even with respect to drugs that are approved for commercial sale by the FDA or other regulatory authorities in the United States, the European Union or elsewhere and manufactured in facilities licensed and regulated by the FDA, EMA or other such regulatory authorities. We have secured limited product liability insurance coverage but may not be able to maintain such insurance on acceptable terms with adequate coverage, or at a reasonable cost. There is also a risk that third parties that we have agreed to indemnify could incur liability. Even if we were ultimately successful in product liability litigation, the litigation would consume substantial amounts of our financial and managerial resources and may exceed insurance coverage creating adverse publicity, all of which would impair our ability to generate sales of the litigated product as well as our other potential drugs.

We may be required to defend lawsuits or pay damages in connection with the alleged or actual violation of healthcare statutes such as fraud and abuse laws, and our corporate compliance programs can never guarantee that we are always in compliance with all relevant laws and regulations.

Our commercialization efforts in the United States and elsewhere are subject to various federal and state laws pertaining to promotion and healthcare fraud and abuse, including federal and state anti-kickback, fraud and false claims laws. Anti-kickback laws make it illegal for a manufacturer to offer or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase of a product. The federal government has published many regulations relating to the anti-kickback statutes, including numerous safe harbors or exemptions for certain arrangements. False claims laws prohibit anyone from knowingly and willingly presenting or causing to be presented for payment to third-party payers including Medicare and Medicaid, claims for reimbursed products or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services.

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

In all the countries where we may sell our products, governmental regulations exist to define standards for manufacturing, packaging, labeling and storing. All of our suppliers of raw materials and contract manufacturers must comply with these regulations. Failure to do so could result in supply interruptions. In the United States, the FDA requires that all suppliers of pharmaceutical bulk material and all manufacturers of pharmaceuticals for sale in or from the United States achieve and maintain compliance with the FDA’s cGMP. Similar requirements exist in the European Union through the EMA. Failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on them or us, including fines, injunctions, civil penalties, disgorgement, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, before any product batch produced by our manufacturers can be shipped, it must conform to release specifications for the content of the pharmaceutical product. If the operations of one or more of our manufacturers were to become unavailable for any reason, any required FDA or EMA review and approval of the operations of an alternative supplier could cause a delay in the manufacture of our products.

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

The use of our product candidates in clinical trials and the sale of any products for which we may obtain marketing approval expose us to the risk of product liability claims. Product liability claims may be brought against us or our collaborators by participants enrolled in our clinical trials, patients, health care providers or others using, administering or selling our products. If we cannot successfully defend ourselves against any such claims, we would incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

●	withdrawal of clinical trial participants;
●	termination of clinical trial sites or entire trial programs;
●	costs of related litigation;
●	substantial monetary awards to patients or other claimants;
●	decreased demand for our product candidates and loss of revenues;
●	impairment of our business reputation;
●	diversion of management and scientific resources from our business operations; and
●	the inability to commercialize our product candidates.

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

We have funded all of our operations and capital expenditures with proceeds from the issuance of public equity securities, private placements of our securities, interest on investments, licensing revenue, government grants, research and development tax credits and product revenue. In order to conduct the lengthy and expensive research, preclinical testing and clinical trials necessary to complete the development and marketing of our drug candidates, we will require substantial additional funds. We may have insufficient public equity available for issue to raise the required additional substantial funds to implement our operating plan and we may not be able to obtain the appropriate stockholder approvals necessary to increase our available public equity for issuance within a time that we may require additional funding. Based on our current operating plan, we expect our existing resources to be sufficient to fund our planned operations through 2022, although our estimates may prove to be incorrect and we could spend our available financial resources faster than we currently expect. To meet our long-term financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. To the extent that we raise additional funds through collaborations and licensing arrangements, we may have to relinquish valuable rights to our drug discovery and other technologies, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. Additional funding may not be available to us on favorable terms, or at all, particularly in light of the current economic conditions. Changes to United Kingdom tax legislation related to research and development tax credits may reduce or eliminate the cash flow benefit we receive from these tax credits. If we are unable to obtain additional funds, we may be forced to delay or terminate our current clinical trials and the development and marketing of our drug candidates including fadraciclib and CYC140.

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

Following recent European Parliament elections and the general election in the United Kingdom, the United Kingdom left the European Union on January 31, 2020, entering into a transition period ending December 31, 2020.

The impact of Brexit and the resulting turmoil on the political and economic future of the United Kingdom and the European Union is uncertain, and we may be adversely affected in ways we cannot currently anticipate. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The measures could potentially disrupt the markets and tax jurisdictions in which we operate, including our wholly owned subsidiary Cyclacel Limited, which was organized under the laws of England and Wales, and our research facility in Dundee, Scotland, which is also the center of our translational work and development programs, and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose potential customers, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. We may find it more difficult to conduct business in the United Kingdom and the European Union as a result of increased regulatory complexity and possible new restrictions on the movement of goods, capital, and personnel, as well as possible tariffs on imports to and exports from the United Kingdom.

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

If we are unable to compete successfully in our marketplace, it will harm our business.

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

We are at an early stage of development as a company and have a limited operating history on which to evaluate our business and prospects. While we earned modest product revenues from the ALIGN business prior to terminating such operations effective September 30, 2012, we have not generated any product revenues from our product candidates currently in development. We cannot guarantee that any of our product candidates currently in development will ever become marketable products. We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy for their intended uses before the FDA, EMA and other regulatory authorities in the United States, the European Union and elsewhere. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or EMA for approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. As our Phase 3 study for AML did not meet its primary endpoint of demonstrating statistically significant improvement in overall survival for the experimental arm versus an active control our clinical development programs are now all at an early stage of testing in Phase 1∕2. Fadraciblib and CYC140 are in Phase 1 studies and a combination of sapacitabine and venetoclax, is currently in a Phase 1∕2 clinical trial. We cannot be certain that the clinical development of these or any other drug candidates in preclinical testing or clinical development will be successful, that we will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Our commercial revenues from our product candidates currently in development, if any, will be derived from sales of drugs that will not become marketable for several years, if at all.

We have a history of operating losses and we may never become profitable. Our stock is a highly speculative investment.

We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of December 31, 2019 and December 31, 2020, our accumulated deficit was $357.6 million and $366.1 million, respectively. Our net loss was $7.8 million and $8.5 million for the years ended December 31, 2019 and 2020, respectively. In addition to the SEAMLESS study, which we announced on February 23, 2017 failed to reach its primary endpoint, our drug candidates are in the early- to mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years as we continue our research and development of our drug candidates, seek regulatory approvals and commercialize any approved drugs. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.

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

As previously reported, on January 11, 2019, we received a letter from the Listing Qualifications Staff, or Staff of The Nasdaq Stock Market LLC indicating that the Company had not regained compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5450(a)(1), or Bid Price Rule. Pursuant to the Nasdaq Listing Rule 5810(c)(3)(A), the Company was granted a second compliance period until January 6, 2020, to regain compliance with the Bid Price Rule since the Company notified Nasdaq of its intent to cure the deficiency by effecting a reverse stock split in order to regain compliance therewith.

The Company was unable to regain compliance with the Bid Price Rule by January 6, 2020. Accordingly, on January 7, 2020, the Company received a letter from the Staff notifying it that its Common Stock would be subject to delisting from Nasdaq unless the Company timely appealed Nasdaq’s determination to a Nasdaq Listing Qualifications Panel, or Panel.

The Company effected a 1-for-20 reverse stock split of its common stock on April 15, 2020, and on April 29, 2020, the Company was informed by Nasdaq that it had regained compliance with the Minimum Bid Price Rule as a result of the closing bid price of the Company’s common stock being $1.00 per share or greater for the 10 consecutive business day period from April 15, 2020 to April 28, 2020.

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

We plan to market drugs on our own, with or without a partner, that can be effectively commercialized and sold in concentrated markets that do not require a large sales force to be competitive. To achieve this goal, we will need to establish our own specialized sales force, marketing organization and supporting distribution capabilities. The development and commercialization of our drug candidates is very expensive. To the extent we elect to fund the full development of a drug candidate or the commercialization of a drug at our expense, we will need to raise substantial additional funding to:

●	fund research and development and clinical trials connected with our research;
●	fund clinical trials and seek regulatory approvals;

●	build or access manufacturing and commercialization capabilities;
●	implement additional internal control systems and infrastructure;
●	commercialize and secure coverage, payment and reimbursement of our drug candidates, if any such candidates receive regulatory approval;
●	maintain, defend and expand the scope of our intellectual property; and
●	hire additional management, sales and scientific personnel.

Our future funding requirements will depend on many factors, including:

●	the scope, rate of progress and cost of our clinical trials and other research and development activities;
●	the costs and timing of seeking and obtaining regulatory approvals;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	the costs associated with establishing sales and marketing capabilities;
●	the costs of acquiring or investing in businesses, products and technologies;
●	the effect of competing technological and market developments; and
●	the payment, other terms and timing of any strategic alliance, licensing or other arrangements that we may establish.

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

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include property, general liability, employment benefits liability, workers’ compensation, products liability and clinical trials (U.S. and foreign), and directors’ and officers’, employment practices and fiduciary liability insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations.

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

Research and development is an expensive process. As part of our operating plan, we have decided to concentrate our clinical development strategy on our two ongoing, oncology clinical programs in transcriptional regulation and mitosis control biology, which include our areas of historical expertise in CDK and PLK inhibitors. Because we have to prioritize our development candidates as a result of budget constraints, we may not be able to fully realize the value of our product candidates in a timely manner, if at all.

We are exposed to risks related to foreign currency exchange rates.

Some of our costs and expenses are denominated in foreign currencies. Most of our foreign expenses are associated with our research and development expenditures, including the operating costs of our United Kingdom-based wholly owned subsidiary. When the United States dollar weakens against the British pound or the Euro, the United States dollar value of the foreign currency denominated expense increases, and when the United States dollar strengthens against the British pound or the Euro, the United States dollar value of the foreign currency denominated expense decreases. Consequently, changes in exchange rates, and in particular a weakening of the United States dollar, may adversely affect our results of operations.

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

Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from such cyber-attacks, including computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such an event could cause interruption of our operations. For example, the loss of data from ongoing or completed clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs. In addition, there can be no assurance that we will promptly detect any such disruption or security breach, if at all. To the extent that any disruption or security breach were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could suffer material legal claims and liability, damage to our reputation, suffer loss or harm to our intellectual property rights and the further research, development and commercial efforts of our products and product candidates could be delayed. The loss of drug development or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

Our business may be adversely affected by the ongoing coronavirus pandemic.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, and has since spread worldwide, including to the United States and Europe. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, and other measures. We have followed the guidelines from the U.S. Center for Disease Control (CDC) and implemented the recommended safety protocols, and the spread of COVID-19 has also caused us to modify our business practices (including curtailing employee travel and mandatory work-from-home policies where necessary).

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

COVID-19 may also affect patient recruitment and the pace of enrollment in our clinical trials. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our studies as quarantines impede patients’ movement or interrupt healthcare services. Additionally, we may have to pause enrollment in our ongoing clinical trials in order to protect clinical trial participants.

The spread of COVID-19 may also materially affect us economically. While the disruptions and restrictions on the ability to travel, quarantines, the successful use of vaccines and other measures taken as a result of the COVID-19 pandemic are expected to be temporary, the duration of any of these measures, and related financial impact, cannot be estimated at this time. Should these measures continue for an extended period of time, the impact on our supply chain and customers could have a material adverse effect on our results of operations and cash flows. Further, while the potential economic impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets and an economic downturn that may affect demand for our products and services, reduce our ability to access capital or our customers’ ability to pay us for past or future purchases, impact our operating results, and have a negative impact on our liquidity and stock price. A recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

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

There is a risk that we are infringing or will infringe on the proprietary rights of third parties because patents and pending applications belonging to third parties exist in the United States, the European Union and elsewhere in the world in the areas of our research. Others might have been the first to make the inventions covered by each of our or our licensors’ pending patent applications and issued patents and might have been the first to file patent applications for these inventions. We are aware of several published patent applications, and understand that others may exist, that could support claims that, if granted and held valid, could cover various aspects of our developmental programs, including in some cases particular uses of our drug candidates fadraciclib, CYC140 and sapacitabine, other therapeutic candidates, or substances, processes and techniques that we use in the course of our research and development and manufacturing processes. We are aware that other patents exist that claim substances, processes and techniques, which, if held valid, could potentially restrict the scope of our research, development or manufacturing operations. In addition, we understand that other applications and patents exist relating to potential uses of fadraciclib, CYC140 and sapacitabine that are not part of our current clinical programs for these compounds. Numerous third-party United States and foreign issued patents and pending applications exist in the area of kinases, including CDK and PLK for which we have research programs. For example, some pending patent applications contain broad claims that could represent freedom to operate limitations for some of our kinase programs should they be issued unchanged. Although we intend to continue to monitor these applications, we cannot predict what claims will ultimately be allowed and if allowed what their scope would be. In addition, because the patent application process can take several years to complete, there may be currently pending applications, unknown to us, which may later result in issued patents that cover the production, manufacture, commercialization or use of our drug candidates. If we wish to use the technology or compound claimed in issued and unexpired patents owned by others, we will need to obtain a license from the owner, enter into litigation to challenge the validity of the patents or incur the risk of litigation in the event that the owner asserts that we infringe its patents. In one case we have opposed a European patent relating to human aurora kinase and the patent has been finally revoked (no appeal was filed).

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. Defending against third party claims, including litigation in particular, would be costly and time consuming and would divert management’s attention from our business, which could lead to delays in our development or commercialization efforts. If third parties are successful in their claims, we might have to pay substantial damages or take other actions that are adverse to our business. As a result of intellectual property infringement claims, or to avoid potential claims, we might:

●	be prohibited from selling or licensing any product that we may develop unless the patent holder licenses the patent to us, which it is not required to do;
●	be required to pay substantial royalties or grant a cross license to our patents to another patent holder; decide to locate some of our research, development or manufacturing operations outside of Europe or the United States;
●	be required to pay substantial damages for past infringement, which we may have to pay if a court determines that our product candidates or technologies infringe a competitor’s patent or other proprietary rights; or
●	be required to redesign the manufacturing process or formulation of a drug candidate so it does not infringe which may not be possible or could require substantial funds and time.

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

U.S. patents and patent applications may also be subject to interference proceedings, and U.S. patents may be subject to Inter Partes Review (IPR), Post Grant Review (PGR) or reexamination proceedings in the USPTO (and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office), which proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. Similarly, opposition or invalidity proceedings could result in loss of rights or reduction in the scope of one or more claims of a patent in foreign jurisdictions. In addition, such interference, reexamination and opposition proceedings may be costly. Accordingly, rights under any issued patents may not provide us with sufficient protection against competitive products or processes.

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

As a public company, we face and will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that we would not incur as a private company. Compliance with the Sarbanes Oxley Act of 2002, as well as other rules of the SEC, the Public Company Accounting Oversight Board and Nasdaq resulted in a significant initial cost to us as well as an ongoing compliance cost. As a public company, we are subject to Section 404 of the Sarbanes Oxley Act relating to internal control over financial reporting. We have completed a formal process to evaluate our internal controls for purposes of Section 404, and we concluded that as of December 31, 2020, our internal control over financial reporting was effective. As our business grows and changes, there can be no assurances that we can maintain the effectiveness of our internal controls over financial reporting. In addition, our independent certified public accounting firm has not provided an opinion on the effectiveness of our internal controls over financial reporting for the year ended December 31, 2020 because we are a smaller reporting company. In the event our independent auditor is required to provide an opinion on such controls in the future, there is a risk that the auditor would conclude that such controls are ineffective.

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

An active public market for our common stock has not developed. Our stock can trade in small volumes which may make the price of our stock highly volatile. The last reported price of our stock may not represent the price at which you would be able to buy or sell the stock. The market prices for securities of companies comparable to us have been highly volatile. Often, these stocks have experienced significant price and volume fluctuations for reasons that are both related and unrelated to the operating performance of the individual companies. In addition, the stock market as a whole and biotechnology and other life science stocks in particular have experienced significant recent volatility. Like our common stock, these stocks have experienced significant price and volume fluctuations for reasons unrelated to the operating performance of the individual companies. Factors giving rise to this volatility may include:

●	disclosure of actual or potential clinical results with respect to product candidates we are developing;
●	regulatory developments in both the United States and abroad;
●	developments concerning proprietary rights, including patents and litigation matters;
●	public concern about the safety or efficacy of our product candidates or technology, or related technology, or new technologies generally;
●	concern about the safety or efficacy of our product candidates or technology, or related technology, or new technologies generally;
●	public announcements by our competitors or others; and
●	general market conditions and comments by securities analysts and investors.

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

In addition, in the event a third party seeks to acquire our company or acquire control of our company by way of a merger, but the terms of such offer do not provide for our preferred stock to remain outstanding or be converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to our preferred stock, the terms of the Certificate of Designations of our preferred stock provide for an adjustment to the conversion ratio of our preferred stock such that, depending on the terms of any such transaction, preferred stockholders may be entitled, by their terms, to receive up to $10.00 per share in common stock, causing our common stockholders not to receive as favorable a price as the price at which such shares may be trading at the time of any such transaction. As of December 31, 2020, there were 335,273 shares of our preferred stock issued and outstanding. If the transaction were one in which proceeds were received by the Company for distribution to stockholders, and the terms of the Certificate of Designations governing the preferred stock were strictly complied with, approximately $4.0 million would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time. Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.

Our certificate of incorporation and bylaws and certain provisions of Delaware law may delay or prevent a change in our management and make it more difficult for a third-party to acquire us.

Our amended and restated certificate of incorporation and bylaws contain provisions that could delay or prevent a change in our Board of Directors and management teams. Some of these provisions:

●	authorize the issuance of preferred stock that can be created and issued by the Board of Directors without prior stockholder approval, commonly referred to as “blank check” preferred stock, with rights senior to those of our common stock;
●	provide for the Board of Directors to be divided into three classes; and
●	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit stockholder action by written consent.

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

The market price of our common and preferred stock may fluctuate substantially due to a variety of factors, including:

●	announcements of technological innovations or new products or services by us or our competitors; announcements concerning our competitors or the biotechnology industry in general;
●	new regulatory pronouncements and changes in regulatory guidelines;
●	general and industry-specific economic conditions;
●	additions to or departures of our key personnel;
●	changes in financial estimates or recommendations by securities analysts;
●	variations in our quarterly results; and
●	announcements about our collaborators or licensors; and
●	changes in accounting principles

The stock markets have from time-to-time experienced significant price and volume fluctuations that have affected the market prices for publicly traded securities. The market prices of the securities of biotechnology companies, particularly companies like us without product revenues and earnings, have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the performance of particular companies. In the past, companies that experience volatility in the market price of their securities have often faced securities class action and derivative litigation, and as a public company, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Moreover, market prices for stocks of biotechnology-related and technology companies frequently reach levels that bear no relationship to the performance of these companies. These market prices generally are not sustainable and are highly volatile.

As a result of our 2017 announcement of top-line results from the pivotal Phase 3 SEAMLESS study, our stock price declined substantially. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities.

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

We may automatically convert the convertible preferred stock into common stock if the closing price of our common stock exceeds $59,220 per share. There is a risk of fluctuation in the price of our common stock between the time when we may first elect to automatically convert the preferred and the automatic conversion date.

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

On April 21, 2020, we entered into a co-placement agency agreement with Roth Capital Partners, LLC, Ladenburg Thalmann & Co. Inc., and Brookline Capital Markets, a division of Arcadia Securities, LLC (the “Co-Placement Agents”) and a securities purchase agreement with certain purchasers for the purchase and sale of (i) 1,910,000 shares of common stock, (ii) pre-funded warrants to purchase up to 2,090,000 shares of common stock, and (iii) accompanying common stock warrants to purchase up to 4,000,000 shares of common stock.

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

The Co-Placement Agents were paid a total cash fee at the closing of the offering equal to 7% of the gross cash proceeds we received from the sale of the securities in the public offering. After deducting Co-Placement Agent fees and other offering expenses, total net proceeds of the public offering were approximately $18.3 million.

On December 18, 2020, Cyclacel Pharmaceuticals, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Acorn Bioventures, LP (the “Purchaser”), pursuant to which the Company agreed to offer, issue and sell to the Purchaser, (i) in a registered direct offering, (a) an aggregate of 485,912 shares (the “Common Shares”) of common stock, par value $0.001 per share (“Common Stock”), and (b) an aggregate of 237,745 shares of Series B Convertible Preferred Stock (the “Preferred Shares,” and collectively with the Common Shares, the “Shares”), par value $0.001 per share (“Series B Preferred Stock”), and (ii) in a concurrent private placement, warrants (the “Warrants”) to purchase up to an aggregate of 669,854 shares (the “Warrant Shares”) of Common Stock.

The combined purchase price for each Share, together with one Warrant to purchase 0.4 shares of Common Stock, is $4.18. Each Warrant shall be exercisable beginning on the 12-month anniversary of the date of issuance for a period of five years after the date of issuance, at an exercise price of $4.13 per Warrant Share. The exercise price of the Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. The Warrants may be exercised on a “cashless” basis.

Each share of Series B Convertible Preferred Stock will convert into five shares of Common Stock.

The closing of the offering occurred on December 22, 2020 and the net proceeds to the Company were approximately $6.9 million, after deducting offering expenses payable by the Company.

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

Item 3.   Legal Proceedings

From time to time, we may be involved in routine litigation incidental to the conduct of our business. As of December 31, 2020, we were not a party to any material legal proceedings.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Capital Market, or Nasdaq, under the symbol “CYCC”. Our preferred stock currently trades on Nasdaq under the symbol “CYCCP”.

Holders of Common Stock

On February 24, 2021, we had approximately 19 registered holders of record of our 7,103,650 shares of common stock outstanding. On February 24, 2021, the closing sale price of our common stock as reported by NASDAQ was $7.41 per share.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This report contains certain statements that may be deemed ‘forward-looking statements’ within the meaning of United States securities laws. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Certain factors that could cause results to differ materially from those projected or implied in the forward looking statements are set forth in this Annual Report on Form 10-K for the year ended December 31, 2020 under the caption “Item 1A — Risk factors”.

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

Overview

We are a clinical-stage biopharmaceutical company developing innovative cancer medicines based on cell cycle, transcriptional regulation and mitosis control biology. We are a pioneer company in the field of cancer cell cycle biology with a vision to improve patient healthcare by translating insights in cancer biology into medicines that can overcome resistance and ultimately increase a patient’s overall survival. Our strategy is to build a diversified biopharmaceutical business based on a pipeline of novel drug candidates addressing oncology and hematology indications.

During 2020, our primary focus has been on our transcriptional regulation program which is evaluating fadraciclib as a single agent in solid tumors and in combination with venetoclax in patients with relapsed or refractory AML/MDS and CLL. The anti-mitotic program is evaluating CYC140, a PLK1 inhibitor, in advanced leukemia/MDS patients. The DNA damage response program is evaluating an oral combination of sapacitabine and venetoclax in patients with relapsed or refractory AML/MDS and an investigator sponsored trial is evaluating an oral combination of sapacitabine and olaparib in patients with BRCA mutant breast cancer.

Cyclacel currently retains virtually all marketing rights worldwide to the compounds associated with the Company’s drug programs.

Agreements to sell Securities

On December 18, 2020 we entered into a definitive securities purchase agreement with Acorn Bioventures, LP, a biotech-focused fundamental investor. Under the agreement, Acorn Bioventures has agreed to purchase in a registered direct offering 485,912 shares of common stock and 237,745 shares of newly designated Series B Preferred Stock (convertible into shares of common stock at a ratio of 1:5), and in a concurrent private placement, warrants to purchase 669,854 shares of common stock, for aggregate net proceeds of approximately $6.9 million. The offering is priced at-the-market pursuant to the rules of the Nasdaq Stock Market. The warrants will be exercisable beginning twelve months following the date of issuance, will expire on the five-year anniversary of the date of issuance, and have an exercise price of $4.13 per share.

On April 24, 2020 we announced the public offering of (i) 4,000,000 shares of its common stock (or pre-funded warrants to purchase common stock in lieu thereof) and (ii) common warrants to purchase up to 4,000,000 shares of common stock. Each share of common stock and, as applicable, each pre-funded warrant, was sold together with a common warrant to purchase one share of common stock at a combined effective price to the public of $5.00 per share and accompanying common warrant, and/or $4.999 per pre-funded warrant and accompanying common warrant. For each pre-funded warrant the Company sold, the number of shares of common stock the Company offered was decreased on a one-for-one basis. The common warrants are immediately exercisable at a price of $5.00 per share of common stock and will expire five years from the date of issuance. The shares of common stock and/or the pre-funded warrants, and the accompanying common warrants, were purchased together in the offering, but were issued separately and became immediately separable upon issuance. After deducting placement agent fees and other offering expenses payable by the Company, total net proceeds of the public offering are approximately $18.3 million.

Dividend on Preferred Stock

On December 11, 2020, the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s Preferred Stock. The cash dividend was paid on February 1, 2021 to the holders of record of the Preferred Stock as of the close of business on January 15, 2021.

Results of Operations

Years Ended December 31, 2019 and 2020

Results of Continuing Operations

Revenues

There were no revenues for the years ended December 31, 2019 and 2020.

The future

We do not anticipate any revenues for the foreseeable future.

Research and development

We expense all research and development costs as they are incurred. Research and development expenses primarily include:

●	Clinical trial and regulatory-related costs;
●	Payroll and personnel-related expenses, including consultants and contract research organizations;
●	Preclinical studies and laboratory supplies and materials;

●	Technology license costs;
●	Stock-based compensation; and
●	Rent and facility expenses for our office and laboratories.

The following table provides information with respect to our research and development expenditures for the years ended December 31, 2019 and 2020 (in thousands except percentages):

	Year Ended
	December 31,		Difference
	2019	2020	$	%
Transcriptional Regulation (fadraciclib)	$3,057	$3,665	$608	20
Anti-mitotic (CYC140)	660	579	(81)	(12)
DNA Damage Response (sapacitabine)	489	203	(286)	(58)
Other research and development programs and expenses	452	312	(140)	(31)
Total research and development expenses	$4,658	$4,759	$101	2

Research and development expenses represented 48% and 45% of our operating expenses for the years ended December 31, 2019 and 2020, respectively.

Research and development expenses remained relatively flat at $4.7 million and $4.8 million for the years ended December 31, 2019 and December 31, 2020, respectively. Research and development expenses relating to transcriptional regulation increased by $0.6 million from $3.1 million for the year ended December 31, 2019 to $3.7 million for the year ended December 31, 2020, as the clinical evaluation of fadraciclib progressed. Research and development expenses relating to CYC140 decreased by $0.1 million from $0.7 million for the year ended December 31, 2019 to $0.6 million for the year ended December 31, 2020, primarily as a result of a reduction in expenditures associated with drug supply manufacturing which were not required in 2020. Research and development expenses relating to DNA Damage Response decreased by $0.3 million from $0.5 million for the year ended December 31, 2019 to $0.2 million for the year ended December 31, 2020, primarily as a result of expenditures associated with drug supply manufacturing not being required in 2020. Research and development expenses relating to other research and development decreased by $0.1 million from approximately $0.4 million for the year ended December 31, 2019 to $0.3 million for the year ended December 31, 2020, due to a reduction in consultancy costs.

The future

We anticipate that overall research and development expenses for the year ended December 31, 2021 will increase compared to the year ended December 31, 2020 as we progress our clinical development programs.

General and administrative

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the total general and administrative expenses for the years ended December 31, 2019 and 2020 (in thousands except percentages):

	Year Ended
	December 31,		Difference
	2019	2020	$	%
Total general and administrative expenses	$5,024	$5,877	$853	17

Total general and administrative expenses represented 52% and 55% of our operating expenses for the years ended December 31, 2019 and 2020, respectively.

Our general and administrative expenditures increased by $0.9 million from $5.0 million for the year ended December 31, 2019 to $5.9 million for the year ended December 31, 2020 due to an increase in legal, professional and recruitment costs relating to expansion of clinical team.

The future

We expect general and administrative expenditures for the year ended December 31, 2021 to reduce slightly compared to our expenditures for the year ended December 31, 2020, due to lower recruitment and professional costs.

Other income (expense), net

The following table summarizes the other income (expense) for years ended December 31, 2019 and 2020 (in thousands except percentages):

	Year Ended
	December 31,		Difference
	2019	2020	$	%
Foreign exchange gains	$101	$22	$(79)	78
Interest income	224	42	(182)	(81)
Other income, net	231	891	660	286
Total other income	$556	955	$399	72

Total other income, net, increased by approximately $0.4 million from approximately $0.6 million for the year ended December 31, 2019 to approximately $1.0 million for the year ended December 31, 2020. The increase in other income is primarily related to higher royalties receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by the Company in March 2006) sold certain assets and intellectual property to ThermoFisher Scientific Company, or TSC (formerly Life Technologies Corporation) through an APA and other related agreements. The assets and technology were not part of the Company’s product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, the company recognized $231,000 and $891,000 of other income arising from sales related to this transaction during the years ended December 31, 2019 and 2020, respectively. We have no knowledge of TSC’s activities and cannot predict when we may receive income under the APA, if any. Increases in other income was offset by a $0.2 million reduction in interest income due to lower yields during the year ended December 31, 2020 compared to the year ended December 31, 2019.

Foreign exchange gains (losses)

Foreign exchange gains decreased by $79,000 to a gain of $22,000 for the year ended December 31, 2020 compared to a gain of approximately $0.1 million for the year ended December 31, 2019.

We have a number of intercompany loans in place between our parent company based in New Jersey and our subsidiary based in Scotland. The intercompany loans outstanding are not expected to be repaid in the foreseeable future and the nature of the funding advanced is of a long-term investment nature. Therefore, all unrealized foreign exchange gains or losses arising on the intercompany loans are recognized in other comprehensive income until repayment of the intercompany loan becomes foreseeable. Favorable unrealized foreign exchange movements related to intercompany loans resulted in a gain of $7.6 million for the year ended December 31, 2020 and a gain of $6.8 million for the year ended December 31, 2019.

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

Income tax benefit

Credit is taken for research and development tax credits, which are claimed from the United Kingdom’s taxation and customs authority (HMRC), in respect of qualifying research and development costs incurred.

The following table summarizes total income tax benefit for the years ended December 31, 2019 and 2020 (in thousands except percentages):

	Year Ended
	December 31,		Difference
	2019	2020	$	%
Total income tax benefit	$1,296	$1,236	$(60)	(5)

The income tax benefit remained relatively flat at approximately $1.3 million and $1.2 million the years ended December 31, 2019 and December 31, 2020, respectively. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will continue to elect to receive payment of the tax credit. The amount of tax credits we will receive is entirely dependent on the amount of eligible expenses we incur and could be restricted by any future cap introduced by HMRC. As we expect our eligible expenses to be higher in the fiscal year ended December 31, 2021, the level of tax credits recoverable is anticipated to be higher in 2021 compared to the fiscal year ended December 31, 2020.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of December 31, 2019 and 2020 (in thousands):

	Year Ended
	December 31,
	2019	2020
Cash and cash equivalents	$11,885	$33,406
Working capital:
Current assets	$14,017	$35,469
Current liabilities	(2,420)	(2,486)
Total working capital	$11,597	$32,983

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments, licensing revenue, royalty income, and a limited amount of product revenue from operations discontinued in September 2012. We have incurred significant loses since our inception. As of December 31, 2020, we had an accumulated deficit of $366.1 million.

Cash Flows

Cash provided by (used in operating, investing and financing activities for the years ended December 31, 2019 and 2020 is summarized as follows (in thousands):

	Year Ended December 31,
	2019	2020
Net cash used in operating activities	$(9,447)	$(7,934)
Net cash provided by (used in) investing activities	28	(96)
Net cash provided by financing activities	3,848	29,504

Operating activities

Net cash used in operating activities decreased by $1.5 million, from $9.4 million for the year ended December 31, 2019 to $7.9 million for the year ended December 31, 2020. The decrease in cash used by operating activities was primarily the result of a decrease in working capital of $2.1 million, offset by an increase in net loss of $0.6 million. The change in working capital was due to settlement of large, end of clinical trial trade payables during the prior year.

Investing activities

Net cash used in investing activities decreased by $124,000 for the year ended December 31, 2020 due to an increase in capital expenditures on IT software and no proceeds from sale of property and equipment during the current year.

Financing activities

Net cash provided by financing activities was $29.5 million for the year ended December 31, 2020, primarily as a result of approximately $18.3 million in net proceeds from the issuance of common stock and accompanying common stock warrants under a co-placement agency agreement with Roth Capital Partners, LLC, Ladenburg Thalmann & Co. Inc., and Brookline Capital Markets, a division of Arcadia Securities, LLC, approximately $4.5 million from warrant exercises associated with this agreement and approximately $6.9 million of net proceeds from the issuance of common stock and accompanying common stock warrants in a securities purchase agreement with Acorn Bioventures, LP. This was offset by dividend payments of approximately $0.2 million to the holders of our 6% Preferred Stock.

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

We believe that existing funds together with cash generated from operations, including the R&D tax credit, and recent financing activities, are sufficient to satisfy our planned working capital, capital expenditures and other financial commitments through 2022. However, we do not currently have sufficient funds to complete development and commercialization of any of our drug candidates. Current business and capital market risks could have a detrimental effect on the availability of sources of funding and our ability to access them in the future, which may delay or impede our progress of advancing our drugs currently in the clinical pipeline to approval by the FDA or EMA for commercialization. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

Contractual Obligations

The following table summarizes our long-term contractual obligations as of December 31, 2020 (in thousands):

		Payments Due by Period
		Less than			More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years
Operating Lease Obligation(1)	$1,771	$414	$734	$623	$—

(1)	Operating lease obligations relate primarily to leasing of office and laboratory space at our Dundee, UK and Berkeley Heights, New Jersey locations. The lease for our Dundee location, which was entered into in October 2000, expires in October 2025 and the lease for our Berkeley Heights location, which was entered into in August 2020, expires in July 2022.

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

Stock-based Compensation

We grant stock options, restricted stock units and restricted stock to officers, employees, directors and consultants under the Company’s 2018 Equity Incentive Plan (the 2018 Plan) and the 2020 Inducement Equity Incentive Plan.. We measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation over the requisite service period. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. The determination of grant-date fair value for stock option awards is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of our employees, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in significant adjustments to the expense recognized for share-based payments.

We grant certain stock compensation awards that vest only upon achievement of certain performance conditions. If, in our judgment, achievement of those performance conditions is not probable, we do not recognize any compensation cost for those awards. As of December 31, 2020, we have outstanding 16,524 restricted stock unit awards that contain one or more performance conditions. None of these awards have satisfied their performance criteria and have not yet vested pursuant to their terms. At this time, management does not believe that the performance conditions are probable of being met. Accordingly, we have not recorded any compensation cost associated with these grants. If our judgment as to the likelihood of the awards vesting changes, we could recognize up to approximately $187,000 of compensation cost in future periods.

Recent Accounting Pronouncements Not Yet Effective

The FASB has issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This standard simplifies the accounting for convertible instruments, such as convertible debt or convertible preferred stock, by eliminating two potential methods in accounting for the embedded conversion feature. The standard also removes certain conditions previously used to evaluate whether a freestanding financial instrument, or certain types of embedded features, are considered to be settled in the issuer’s own equity. Finally, ASU 2020-06 requires that an entity use the if-converted method in calculating the effects of convertible instruments on diluted earnings per share, with one limited exception. As a smaller reporting company, the amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those years. Early adoption is permitted, but no earlier than for fiscal years beginning after December 15, 2020. The Company is currently evaluating the effects of this guidance.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information response to this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cyclacel Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cyclacel Pharmaceuticals, Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations (loss), comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2013.

/s/ RSM US LLP

New York, New York

March 1, 2021

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2019	2020
ASSETS
Current assets:
Cash and cash equivalents	$11,885	$33,406
Prepaid expenses and other current assets	2,132	2,063
Total current assets	14,017	35,469
Property and equipment, net	27	106
Right-of-use lease asset	1,264	1,227
Total assets	$15,308	$36,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$890	$514
Accrued and other current liabilities	1,530	1,972
Total current liabilities	2,420	2,486
Lease liability	1,191	1,057
Total liabilities	3,611	3,543
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2019 and December 31, 2020;
6% Convertible Exchangeable preferred stock; 335,273 shares issued and outstanding at December 31, 2019 and December 31, 2020. Aggregate preference in liquidation of $4,006,512 as of December 31, 2019 and December 31, 2020.	—	—
Series A convertible preferred stock, $0.001 par value; 264 shares issued and outstanding at December 31, 2019 and December 31, 2020.	—	—
Series B convertible preferred stock, $0.001 par value; 0 and 237,745 shares issued and outstanding at December 31, 2019 and December 31, 2020.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2019 and December 31, 2020; 859,998 and 6,246,896 shares issued and outstanding at December 31, 2019 and December 31, 2020.	1	6
Additional paid-in capital	370,142	400,071
Accumulated other comprehensive loss	(819)	(746)
Accumulated deficit	(357,627)	(366,072)
Total stockholders’ equity	11,697	33,259
Total liabilities and stockholders’ equity	$15,308	$36,802

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (LOSS)

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2019	2020

Revenues	$—	$—

Operating expenses:
Research and development	4,658	4,759
General and administrative	5,024	5,877
Total operating expenses	9,682	10,636
Operating loss	(9,682)	(10,636)
Other income (expense):
Foreign exchange gains (losses)	101	22
Interest income	224	42
Other income, net	231	891
Total other income, net	556	955
Loss before taxes	(9,126)	(9,681)
Income tax benefit	1,296	1,236
Net loss	(7,830)	(8,445)
Dividend on convertible exchangeable preferred shares	(201)	(201)
Beneficial conversion feature of Series B preferred stock	—	(3,775)
Net loss applicable to common shareholders	$(8,031)	$(12,421)
Basic and diluted earnings per common share:
Net loss per share – basic and diluted	$(9.84)	$(3.42)
Weighted average common shares outstanding	816,080	3,633,385

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended
	December 31,
	2019	2020
Net loss	$(7,830)	$(8,445)
Translation adjustment	(6,812)	(7,491)
Unrealized foreign exchange gain on intercompany loans	6,753	7,564
Comprehensive loss	$(7,889)	$(8,372)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2018	335,537	$—	624,872	$1	$365,828	$(760)	$(349,797)	$15,272
Issue of common stock on At Market Issuance sales agreement, net of expenses	—	—	235,126	0	4,049	—	—	4,049
Stock-based compensation	—	—	—	—	466	—	—	466
Preferred stock dividends	—	—	—	—	(201)	—	—	(201)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	6,753	—	6,753
Translation adjustment	—	—	—	—	—	(6,812)	—	(6,812)
Loss for the period	—	—	—	—	—	—	(7,830)	(7,830)
Balances at December 31, 2019	335,537	$—	859,998	$1	$370,142	$(819)	$(357,627)	$11,697

Issue of common stock, preferred stock, pre-funded warrants and warrants on equity financing, net of expenses	237,745	—	4,485,898	4	21,441	—	—	21,445
Beneficial conversion feature of Series B preferred stock	—	—	—	—	3,775	—	—	3,775
Warrant exercises	—	—	901,000	1	4,484	—	—	4,485
Stock-based compensation	—	—	—	—	430	—	—	430
Preferred stock dividends	—	—	—	—	(201)	—	—	(201)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	7,564	—	7,564
Translation adjustment	—	—	—	—	—	(7,491)	—	(7,491)
Loss for the period	—	—	—	—	—	—	(8,445)	(8,445)
Balances at December 31, 2020	573,282	$—	6,246,896	$6	$400,071	$(746)	$(366,072)	$33,259

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2019	2020
Operating activities:
Net loss	$(7,830)	$(8,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20	20
Gain on disposal of property and equipment	(38)	—
Stock-based compensation	466	430
Changes in lease liability	(71)	(93)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	214	124
Accounts payable and other current liabilities	(2,208)	30
Net cash used in operating activities	(9,447)	(7,934)
Investing activities:
Purchase of property, plant and equipment	(10)	(96)
Proceeds from sale of property and equipment	38	—
Net cash provided by (used in) investing activities	28	(96)
Financing activities:
Proceeds from issuing common stock, preferred stock and pre-funded warrants, net of issuance costs	4,049	29,705
Payment of preferred stock dividend	(201)	(201)
Net cash provided by financing activities	3,848	29,504

Effect of exchange rate changes on cash and cash equivalents	(48)	47
Net increase in cash and cash equivalents	(5,619)	21,521
Cash and cash equivalents, beginning of period	17,504	11,885
Cash and cash equivalents, end of period	$11,885	$33,406
Supplemental cash flow information:
Cash received during the period for:
Interest	224	42
Taxes	1,163	1,291

Non cash activities on transition to ASC 842: Leases
Lease liability	(1,505)	—
Right-of-use asset	1,385	—

Non cash financing activities:
Accrual of preferred stock dividends	50	50

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

As of December 31, 2020, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

The Company is subject to risks and uncertainties common to early-stage companies in the biopharmaceutical industry, including, but not limited to, the fact that drug candidates developed by the Company typically will require approvals or clearances from the FDA, EMA or other similar regulatory agencies in other countries prior to commercial sales. There can be no assurance that the Company’s drug candidates will receive any of the required approvals or clearances. If any of the Company’s drug candidates are denied approval or clearance or such approval is delayed, or if the Company is unable to obtain the necessary financing to complete development and approval, there will be a material adverse impact on the Company’s financial condition and results of operations.

Through December 31, 2020, the Company has funded all of its operations and capital expenditures with proceeds from the issuance of public equity securities, private placements of securities, government grants, research and development tax credits, interest on investments, royalty income, product revenue and licensing revenue. The Company has incurred recurring losses since its inception, including net losses of $7.8 million and $8.5 million for the years ended December 31, 2019 and 2020, respectively. As of December 31, 2020, the Company had an accumulated deficit of $366.1 million. The Company expects to continue to generate operating losses for the foreseeable future due to, among other things, costs related to the clinical development of its drug candidates, its preclinical programs and its administrative organization.

Going Concern

Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued. The Company expects that its cash of $33.4 million as of December 31, 2020 will be sufficient to fund its operating expenses and capital expenditure requirements through 2022.

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

The future viability of the Company beyond 2022 is dependent on its ability to raise additional capital to finance its operations. The Company does not currently have sufficient funds to complete development and commercialization of any of its drug candidates. Additional funding may not be available to the Company on favorable terms, or at all. If the Company is not able to secure additional funding when needed, it may have to delay, reduce the scope of or eliminate one or more of its clinical trials or research and development programs or make changes to its operating plan. In addition, it may have to partner one or more of its product candidate programs at an earlier stage of development, which would lower the economic value of those programs to the Company. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

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

2.    Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical estimates include inputs used to determine clinical trial accruals and stock-based compensation expense. Cyclacel reviews its estimates on an ongoing basis. The estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates. Cyclacel believes the judgments and estimates required by the following accounting policies to be significant in the preparation of the Company’s consolidated financial statements.

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

The Company’s cash and cash equivalents balance at December 31, 2020 was $33.4 million and it maintains its cash accounts in several entities both within the United States and the United Kingdom. The total cash balances for amounts held in the United States are insured by the Federal Deposit Insurance Corporation, or FDIC up to $250,000 per account. The Company has cash balances exceeding the balance insured by the FDIC that totaled approximately $31.8 million at December 31, 2020. The total cash balances for amounts held in the United Kingdom are insured by the UK Government Financial Services Compensation Scheme, or FSCS up to £85,000 per account. The Company has cash balances exceeding the balance insured by the FSCS that totaled approximately $1.3 million at December 31, 2020.

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

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Assets and liabilities measured at fair value are classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities.
●	Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The carrying values of cash and cash equivalents, other receivables, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

Segments

The Company is managed and operated as one business which is focused on using cell cycle, transcriptional regulation and mitosis control biology to develop innovative, targeted medicines for cancer and other proliferative diseases. The entire business is managed by a single management team that reports to the Chief Executive Officer. The Company does not operate separate lines of business with respect to any of its products or product candidates and the Company does not prepare discrete financial information with respect to separate products or product candidates or by location. Accordingly, the Company views its business as one reportable operating segment with development operations in two geographic areas, namely the United States and the United Kingdom.

Revenue Recognition

The Company recognizes revenue in accordance to Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, or ASC 606.

The Company had no revenue in 2019 or 2020 under such contracts. Royalty income, if any, is recognized when the licensee sells the underlying product to which the royalty relates.

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

Leases

The Company accounts for lease contracts in accordance with ASC 842. As of December 31, 2019 and 2020, all of the Company’s leases are classified as operating leases.

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

Lease expense for the Company’s operating leases are recognized on a straight-line basis over the lease term. Variable lease payments, if any, are recognized in the period when the obligation to make those payments is incurred. Lease incentives received prior to lease commencement are recorded as a reduction in the right-of-use asset. Fixed lease incentives received after lease commencement reduces both the lease liability and the right-of-use asset.

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

The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves for unrecognized tax benefits that are considered appropriate as well as the related net interest and penalties.

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

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2019 and 2020.

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect as applicable, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the years ended December 31, 2019 and 2020.

Recently Issued Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update, or ASU, No. 2017-11, Accounting for Certain Financial Instruments with Down Round Features, or ASU 2017-11, which simplifies the accounting for certain financial instruments with down-round features. A down round feature is a provision in a financial instrument that reduces the strike price of an issued financial instrument if the issuer sells shares of its stock for an amount less than the currently stated strike price of the issued financial instrument or issues an equity-linked financial instrument with a strike price below the currently stated strike price of the issued financial instrument. ASU 2017-11 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This standard did not have a material impact on the company’s consolidated financial statements.

In February 2016, the FASB issued guidance on accounting for leases in ASU No. 2016-02. The guidance requires that lessees recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term at the commencement date. The guidance was effective for fiscal years beginning after December 15, 2018. The Company has applied the new leases standard at the adoption date. Upon adoption, there was no cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. However, upon adoption of ASU No. 2016-02, the Company initially recognized an operating lease liability, and a corresponding right-of-use asset, of approximately $1.5 million.

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

Under the Daiichi Sankyo license under which the Company licenses certain patent rights for sapacitabine. The Company is under an obligation to use reasonable endeavors to develop a product and obtain regulatory approval to sell a product and has agreed to pay Daiichi Sankyo an up-front fee, reimbursement for Daiichi Sankyo’s enumerated expenses, milestone payments and royalties on a country-by-country basis. The up-front fee, Phase 3 entry milestone, and certain past reimbursements have been paid. A further $10.0 million in aggregate milestone payments could be payable subject to achievement of all the specific contractual milestones which are primarily related to regulatory approval in various territories, and the Company’s decision to continue with these projects. Royalties are payable in each country for the term of patent protection in the country or for ten years following the first commercial sale of licensed products in the country, whichever is later. If the Company wishes to appoint a third party to develop or commercialize a sapacitabine-based product in Japan, within certain limitations, Daiichi Sankyo must be notified and given a right of first refusal, with the right of first refusal ending sixty days after notification, to develop and/or commercialize in Japan. In general, the license may be terminated by the Company for technical, scientific, efficacy, safety, or commercial reasons on six months’ notice, or twelve months’ notice, if after a launch of a sapacitabine-based product, or by either party for material default. There were no milestones earned in 2019 or 2020.

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

4.    Cash and Cash Equivalents

The following is a summary of cash and cash equivalents at December 31, 2019 and 2020 (in thousands):

	December 31,
	2019	2020
Cash	$743	$28,080
Investments with original maturity of less than three months at the time of purchase	11,142	5,326
Total cash and cash equivalents	$11,885	$33,406

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

	Fair Value Measurements
	as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$11,142	$—	$—	$11,142
Total Assets	$11,142	$—	$—	$11,142

	Fair Value Measurements
	as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$5,326	$—	$—	$5,326
Total Assets	$5,326	$—	$—	$5,326

6.    Prepaid Expenses and Other Current Assets

The following is a summary of prepaid expenses and other current assets at December 31, 2019 and 2020 (in thousands):

	December 31,	December 31,
	2019	2020
Research and development tax credit receivable	$1,326	$1,313
Prepayments and VAT receivable	703	684
Other current assets	103	66
	$2,132	$2,063

7.    Property and Equipment

Property and equipment consisted of the following at December 31, 2019 and 2020 (in thousands):

		December 31,
	Lives in years	2019	2020
Leasehold improvements	5 to 15	$824	$409
Research and laboratory equipment	3 to 5	4,287	—
Office equipment and furniture	3 to 5	1,169	583
		6,280	992
Less: accumulated depreciation and amortization		(6,253)	(886)
		$27	$106

Depreciation and amortization expense for property and equipment was $20,000 for each of the years ended December 31, 2019 and 2020. During the year ended December 31, 2020, the Company wrote-off fully depreciated assets which were no longer in use and had no associated re-sale value other than scrap value.

8.    Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at December 31, 2019 and 2020 (in thousands):

	December 31,	December 31,
	2019	2020
Accrued research and development	$617	$781
Accrued legal and professional fees	235	325
Other current liabilities	678	866
	$1,530	$1,972

Other current liabilities includes an approximately $80,000 Payment Protection Program loan received during the year from the US Federal government and subsequently repaid in February 2021.

9.    Commitments and Contingencies

General

Please refer to Note 3 — Significant Contracts for further discussion of certain of the Company’s commitments and contingencies.

Leases

In October 2000, the Company entered into a twenty-five year lease for its research and development facility in Dundee, Scotland. In August 2020, the Company extended for a further two years, the lease for its corporate headquarters facility in Berkeley Heights, New Jersey.

Rent expense, which includes lease payments related to the Company’s research and development facilities and corporate headquarters and other rent related expenses was $0.4 million each of the years ended December 31, 2019 and 2020.

The following is a summary of the Company’s future contractual obligations and commitments relating to its facilities leases as at December 31, 2020 (in thousands):

Operating Lease
Obligation
2021	$414
2022	386
2023	348
2024	345
2025	278
thereafter	—
Total future minimum lease obligations	$1,771

10.   Stockholders’ Equity

The Company has completed the following equity issuances during the periods presented in the consolidated financial statements.

December 2020 equity financing

On December 18, 2020, Cyclacel Pharmaceuticals, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Acorn Bioventures, LP (the “Purchaser”), pursuant to which the Company agreed to offer, issue and sell to the Purchaser, (i) in a registered direct offering, (a) an aggregate of 485,912 shares (the “Common Shares”) of common stock, par value $0.001 per share (“Common Stock”), and (b) an aggregate of 237,745 shares of Series B Convertible Preferred Stock (the “Preferred Shares,” and collectively with the Common Shares, the “Shares”), par value $0.001 per share (“Series B Preferred Stock”), and (ii) in a concurrent private placement, warrants (the “Warrants”) to purchase up to an aggregate of 669,854 shares (the “Warrant Shares”) of Common Stock.

 The combined purchase price for each Share, together with one Warrant to purchase 0.4 shares of Common Stock, is $4.18. Each Warrant shall be exercisable beginning on the 12-month anniversary of the date of issuance for a period of five years after the date of issuance, at an exercise price of $4.13 per Warrant Share. The exercise price of the Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. The Warrants may be exercised on a “cashless” basis.

Each share of Series B Convertible Preferred Stock will convert into five shares of Common Stock.

The conversion feature within the Series B Convertible Preferred Stock was determined to be beneficial as of the offering date. A beneficial conversion feature is defined as a nondetachable conversion feature that is "in-the-money" at issuance. The Company calculated the value of the beneficial conversion feature based on its intrinsic value, which is the difference between the “effective conversion price” (after allocating the proceeds of the offering between the Series B Convertible Preferred Stock, the Warrants and Common Stock issued) and the market price of the Company's common shares, multiplied by the number of shares into which the Series B Convertible Preferred Stock is convertible. The effective conversion price of $3.18 per share is different from the $4.18 per share contractual conversion price.

As the series B Preferred Stock contained no stated redemption date and the conversion feature could be exercised at any time, the discount associated with the beneficial conversion feature was immediately charged against additional paid-in-capital and treated as a deemed dividend for both financial reporting and earnings per share purposes.

The common stock, Warrants and Series B Preferred Stock are freestanding financial instruments. The Warrants are classified within equity (as a component of additional paid-in capital) in the consolidated balance sheet and are not remeasured on a recurring basis. The Series B Preferred Stock is classified within permanent equity in the consolidated balance sheet.

The closing of the offering occurred on December 22, 2020 and the net proceeds to the Company were approximately $6.9 million, after deducting offering expenses payable by the Company.

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

The common stock, pre-funded warrants and common stock warrants (together the “warrants”) are freestanding financial instruments. The warrants are classified within equity (as a component of additional paid-in capital) in the consolidated balance sheet and are not remeasured on a recurring basis.

Subsequent to the closing of the offering and within the year ended December 31, 2020, all of the pre-funded warrants issued in connection therewith were exercised in exchange for 2,090,000 shares of common stock.

October 2018 At Market Issuance

On October 4, 2018, the Company entered into a Common Stock Sales Agreement, or the Sales Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, as sales agent, pursuant to which Wainwright was permitted to sell shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $5,000,000, by any method that is deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Shares sold under the Sales Agreement were offered and sold pursuant to the Company’s previously filed and effective Registration Statement on Form S-3 and a prospectus supplement and accompanying base prospectus. The Company paid Wainwright a commission of 3.0% of the gross sales price per share sold. The Sales Agreement was concluded during the first quarter of 2019, and thus terminated by its terms. Pursuant to the Sales Agreement, the Company sold an aggregate 260,126 shares for net proceeds of approximately $4.7 million, after deducting commissions and other expenses.

July 2017 Underwritten Public Offering

On July 21, 2017, the Company issued (i)  157,700 Class A Units for $40 per unit, each consisting of one share of the Company’s common stock, and a warrant to purchase one share of common stock, or Class A Warrants, and (ii) 8,872 Class B Units, each consisting of one share of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share, or Series A Preferred Stock, convertible into 25 shares of Common Stock at the initial conversion price, and a warrant to purchase a number of shares of common stock equal to $1,000.00 divided by the conversion price, or Class B Warrants for $1,000 per unit. The net proceeds to the Company after the underwriters’ exercise in full of the over-allotment option were approximately $13.7 million, after deducting underwriting discounts, commissions and other estimated offering expenses. The Class A Units and Class B Units have no stand-alone rights and the shares of common stock, Series A Preferred Stock and the Class A and Class B Warrants comprising those units were immediately separable.

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

Warrants

December 2020 Warrants

As of December 31, 2020, 669,854 warrants issued in the December 2020 offering remained outstanding. All such warrants were issued in connection with the December 2020 Securities Purchase Agreement. Each Warrant shall be exercisable beginning on the 12-month anniversary of the date of issuance for a period of five years after the date of issuance, at an exercise price of $4.13 per Warrant Share. The exercise price of the Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. The Warrants may be exercised on a “cashless” basis.

No warrants were exercised during the year ended December 31, 2020.

April 2020 Warrants

As of December 31, 2020, 3,099,000 warrants issued in the April 2020 offering remained outstanding, each with an exercise price of $5.00. All such warrants were issued in connection with the April 2020 co-placement agency agreement. The common warrants are immediately exercisable and will expire on the fifth anniversary of the original issuance date. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Company’s common stock. The common warrants were issued separately from the common stock and were eligible for transfer immediately after issuance. A common warrant to purchase one share of common stock was issued for every share of common stock purchased in this offering.

A total of 901,000 warrants, totaling approximately $4.5 million were exercised during the year ended December 31, 2020.

July 2017 Warrants

As of December 31, 2020, 374,525 warrants issued in connection with the July 2017 underwritten public offering remained outstanding, each with an exercise price of $40.00. All such warrants were issued in connection with the July 2017 underwritten public offering and are immediately exercisable. The warrants expire in 2024.

The exercise price and the number of shares issuable upon exercise of the warrants is subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. The warrant holders must pay the exercise price in cash upon exercise of the warrants unless such warrant holders are utilizing the cashless exercise provision of the warrants. On the expiration date, unexercised warrants will automatically be exercised via the “cashless” exercise provision.

There were no warrants exercised during each of the years ended December 31, 2019 and 2020.

Series B Preferred Stock

237,745 shares of the Company’s Series B Preferred Stock were issued in the December 2020 Securities Purchase Agreement. Each share of Series B Preferred Stock shall initially be convertible into five shares of Common Stock (the “Conversion Shares”), subject to adjustment in accordance with the Certificate of Designation.

Holders of Series B Preferred Stock are entitled to receive dividends on shares of Series B Preferred Stock equal, on an as-if-converted-to-Common-Stock basis, and in the same form as dividends actually paid on shares of the Common Stock. Except as otherwise required by law, the Series B Preferred Stock does not have voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, (b) alter or amend the Certificate of Designation, (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series B Preferred Stock, (d) increase the number of authorized shares of Series B Preferred Stock, (e) pay certain dividends or (f) enter into any agreement with respect to any of the foregoing. The Series B Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of the Company. The Purchaser may convert shares of Series B Preferred Stock through a conversion into shares of Common Stock if and solely to the extent that such conversion would not result in the Purchaser beneficially owning in excess of 9.99% of then-outstanding Common Stock or aggregate voting power of the Company (such limitation, the “Ownership Limitation”) and any portion in excess of such limitation will remain outstanding as Series B Preferred Stock.

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

As of December 31, 2019 and 2020, 264 shares of the Series A Preferred Stock remain issued and outstanding. The 264 shares of Series A Preferred Stock issued and outstanding at December 31, 2020, are convertible into 6,600 shares of common stock.

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

6% Convertible Exchangeable Preferred Stock

As of December 31, 2019 and 2020, there were 335,273 shares of the Company’s 6% Convertible Exchangeable, or Preferred Stock issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board of Directors and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends.

The Company’s Board of Directors considers numerous factors in determining whether to declare the quarterly dividend pursuant to the Certificate of Designations governing the terms of the Company’s Preferred Stock, including the requisite financial analysis and determination of a surplus. Accumulated but unpaid dividends in arrears on preferred stock were $0.7 million, or $1.95 per share, of preferred stock, as of December 31, 2019 and 2020.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s shares of common stock at a conversion rate of approximately 0.00025 shares of common stock for each share of Preferred Stock based on a price of $39,480. The Company has reserved 85 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at December 31, 2020. The shares of previously converted Preferred Stock have been retired, cancelled and restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors as shares of Preferred Stock of one or more series.

The Company may automatically convert the Preferred Stock into common stock if the closing price of the Company’s common stock has exceeded $59,220, which is 150% of the conversion price of the Preferred Stock, for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion.

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

The Preferred Stock is exchangeable, in whole but not in part, at the option of the Company on any dividend payment date beginning on November 1, 2005, or Exchange Date for the Company’s 6% Convertible Subordinated Debentures, or Debentures at the rate of $10.00 principal amount of Debentures for each share of Preferred Stock. The Debentures, if issued, will mature 25 years after the Exchange Date and have terms substantially similar to those of the Preferred Stock. No such exchanges have taken place as of December 31, 2020.

For the year ended December 31, 2020, the company declared dividends of $0.15 per share quarterly on its 6% Convertible Exchangeable Preferred Stock. These dividends were paid on May 1, August 1 and November 1, 2020, and February 1, 2021, respectively.

11.  Stock-Based Compensation

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the years ended 2019 and 2020 as shown in the following table (in thousands):

	Year Ended
	December 31,
	2019	2020
Research and development	166	$152
General and administrative	300	278
Stock-based compensation costs before income taxes	$466	$430

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

As of December 31, 2020, the Company has reserved 328,035 shares of the Company’s common stock under the 2018 Plan, including shares that were available under the 2015 Plan and carried forward to the 2018 Plan. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

2020 Inducement Equity Incentive Plan

In October 2020, the Inducement Equity Incentive Plan (the “Inducement Plan”), became effective. Under this Plan, Cyclacel may make equity incentive grants to new senior level Employees (persons to whom the Company may issue securities without stockholder approval). The Inducement Plan allows for the issuance of up to 200,000 shares of the Company’s common stock (or the equivalent of such number). As of December 31, 2020, 120,000 shares under the Inducement Plan have been issued, leaving a remaining reserve of 80,000 shares.

Option Grants

There were 77,514 options granted during the year ended December 31, 2019.

There were 511,800 options granted during the year ended December 31, 2020. Of these awards, 391,800 were issued under the 2018 Plan and the remaining 120,000 shares were issued under the Inducement Plan.

The weighted average grant-date fair values of options granted during the years ended December 31, 2019 and 2020 were $11.51 and $3.47, respectively.

As of December 31, 2020, the total remaining unrecognized compensation cost related to the non-vested stock options with service conditions amounted to approximately $1.9 million, which will be amortized over the weighted-average remaining requisite service period of 2.66 years.

During the years ended December 31, 2019 and 2020, the Company did not settle any equity instruments with cash.

There were no stock option exercises during the years ended 2019 and 2020. No income tax benefits were recorded for the years ended December 31, 2019 and 2020. As the Company has accumulated net operating losses for tax purposes, it is not likely to benefit from any deductions associated with future exercises of granted option awards.

In September 2020, the Company modified outstanding stock option awards for two of its directors, whose service terminated in September 2020. Specifically, the Company immediately vested a total of 10,400 options that otherwise would have been forfeited. In addition, the Company extended the period in which all of these directors’ outstanding vested awards could be exercised from one to three years (but not beyond the contractual term of the awards). The Company recognized a charge of approximately $20,000 in the quarter ended September 30, 2020 related to these modifications.

Outstanding Options

A summary of the share option activity and related information is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price Per Share	Term (Years)	Value ($000)
Options outstanding at December 31, 2018	41,581	$133.60	8.13	$—
Granted	77,514	$14.20	—	—
Exercised	—	—	—	—
Cancelled/forfeited	(18,816)	$64.60	—	—
Options outstanding at December 31, 2019	100,279	$54.40	8.62	$4
Granted	511,800	$4.17	—	—
Exercised	—	—	—	—
Cancelled/forfeited	(9,396)	$101.05	—	—
Options outstanding at December 31, 2020	602,683	$11.01	9.39	$1,861

Unvested at December 31, 2020	525,010	$4.64	9.80	$1,829
Vested and exercisable at December 31, 2020	77,673	$54.05	6.61	$32

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718 using the following assumptions:

	Year Ended	Year Ended
	December 31, 2019	December 31, 2020
Expected term (years)	5 – 6	5 – 6
Risk free interest rate	2.105 – 2.610%	0.410% – 0.570%
Volatility	103 – 110%	96 – 115%
Expected dividend yield over expected term	0.00%	0.00%
Resulting weighted average grant date fair value	$14.20	$3.47

Restricted Stock Units

The Company issued 14,000 restricted stock units to employees during the year ended December 31, 2019. The Company issued 3,938 additional restricted stock units to employees during the quarter ended March 31, 2020, of which 1,414 units have been forfeited. The vesting of the remaining 16,524 outstanding restricted stock units is dependent upon the fulfillment of certain clinical conditions. The Company determined that the satisfaction of the clinical conditions was not probable at December 31, 2020 and, as a result, recorded no compensation expense related to restricted stock units for the year ended December 31, 2020. The restricted stock units were valued based on their fair value at the date of grant, which is equivalent to the market price of a share of the Company’s common stock. Summarized information for restricted stock units’ activity for the year ended December 31, 2020 is as follows:

		Weighted
	Number of	Average
	Options	Grant Date
	Outstanding	Value Per Share
Restricted Stock Units outstanding at December 31, 2019	14,000	$10.60
Granted	3,938	$15.20
Cancelled/forfeited	(1,414)	$
Restricted Stock Units outstanding at December 31, 2020	16,524	$11.30

Unvested at December 31, 2020	16,524	$11.30
Vested and exercisable at December 31, 2020	—	$—

12.  Employee Benefit Plans

Pension Plan

The Company operates a defined contribution group personal pension plan for all of its UK based employees. Company contributions to the plan totaled approximately $53,000 and $43,000 for the years ended December 31, 2019 and 2020, respectively.

401(k) Plan

The 401(k) Plan provides for matching contributions by the Company in an amount equal to the lesser of 100% of the employee’s deferral or 6% of the U.S. employee’s qualifying compensation. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to the employees until withdrawn. Company matching contributions are tax deductible by the Company when made. Company employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit of $19,500 if under 50 years old and $26,000 if over 50 years old and to have those funds contributed to the 401(k) Plan. The Company made contributions of approximately $55,000 and $57,000 to the 401(k) Plan for the years ended December 31, 2019 and 2020, respectively.

13.  Taxes

(Loss) income from continuing operations before taxes is comprised of the following components for the years ended December 31, 2019 and 2020 (in thousands):

	Year Ended December 31,
	2019	2020
Domestic	$(437)	$(428)
Foreign	(8,689)	(9,253)
Loss from continuing operations before taxes	$(9,126)	$(9,681)

The benefit (provision) for income taxes from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2019	2020
Current – domestic	$(3)	$(2)
Current – foreign	1,299	1,238
Current – total	1,296	1,236
Deferred – domestic	—	—
Income tax benefit	$1,296	$1,236

The Company has incurred a taxable loss in each of the operating periods since incorporation. The income tax credits of $1.3 million and $1.2 million for the years ended December 31, 2019 and 2020, respectively, represent UK research and development (“R&D”) tax credits for expenditures in the United Kingdom that are refundable.

A reconciliation of the (benefit) provision for income taxes from continuing operations with the amount computed by applying the statutory federal tax rate to loss from continuing operations before income taxes is as follows (in thousands):

	Year Ended December 31,
	2019	2020
Loss from continuing operations before taxes	$(9,126)	$(9,681)
Income tax expense computed at statutory federal tax rate	(1,916)	(2,033)
Disallowed expenses and non-taxable income	345	352
Loss surrendered to generate R&D credit	1,686	1,788
Additional research and development tax relief	(1,299)	(1,238)
Change in valuation allowance	665	3,205
Foreign items, including change in tax rates, and other	176	1,638
Change in UK Tax Rate	—	(3,937)
Other foreign items	(953)	(1,011)
	$(1,296)	$(1,236)

Significant components of the Company’s deferred tax assets are shown below (in thousands):

	Year Ended December 31,
	2019	2020
Net operating loss and tax credit carryforwards	$35,772	$42,012
Depreciation, amortization and impairment of property and equipment	104	39
Stock options	1,481	—
Right of use asset	(163)	(183)
Lease liability	176	195
Deferred tax assets	37,370	42,063
Valuation allowance for deferred tax assets	(37,370)	(42,063)
Net deferred tax assets	$—	$—

A valuation allowance has been established, as realization of such assets is uncertain. The Company’s management evaluated the positive and negative evidence bearing upon the realizability of its deferred assets, and has determined that, at present, the Company may not be able to recognize the benefits of the deferred tax assets under the more likely than not criteria. Accordingly, a valuation allowance of approximately $42.1 million has been established at December 31, 2020. The valuation allowance has increased by approximately $4.7 million in 2020.

As of December 31, 2019, the UK government had announced legislation to reduce the corporate tax rate from 19% to 17%. Accordingly, the UK deferred tax assets were tax affected at 17%. As of December 31, 2020, the UK government announced that the corporate tax rate would remain at 19%. As a result of this enacted rate of 19%, the UK deferred tax assets increased by $3.9 million, fully offset by a $3.9 million increase in the valuation allowance.

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

As of December 31, 2019 and 2020, the Company had federal NOLs of $0.4 million and $1.1 million, respectively. The federal NOLs have an indefinite life. As of December 31, 2019 and 2020, the Company has state NOLs of  $19.8 million and $20.5 million, respectively, which will begin to expire in 2028. As of December 31, 2019 and 2020, the Company had foreign NOLs of $201.7 million and $212.4 million, respectively. The Company’s foreign NOL’s do not expire under UK tax law however the use of these NOLs is restricted to an annual £5 million allowance in each standalone company or group and above this allowance, there will be a 50% restriction in the profits that can be covered by losses brought forward.

Management has evaluated all significant tax positions at December 31, 2019 and 2020 and concluded that there are no material uncertain tax positions. The Company would recognize both interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception.

Tax years 2017, 2018 and 2019 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United Kingdom and the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the United Kingdom’s H.M. Revenue & Customs, the Internal Revenue Service (“IRS”) or state tax authorities. The Company is currently not under examination by the IRS or any other jurisdictions for any tax years.

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

On December 27, 2020, the Consolidations Appropriations Act, 2021 (“CAA” or the “Act) was signed into law and included government appropriations and additional economic stimulus.  Notable provisions of the CAA included changes to the Paycheck Protection Program including legislation concluding that expenses used to obtain loan forgiveness are tax deductible, as well as extension and expansion of other COVID-19 relief programs and payroll tax credits.  The Company evaluated the various aspects of the Act and did not pursue any payroll tax credits or deferrals.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, provides for economic and cash liquidity stimulus through various means including payroll tax credits, payroll tax deferral, short term changes in tax deductibility of interest expenses among other things.  The Act also permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. Previously, NOLs generated after December 31, 2017 were limited to 80% of taxable income in future years.  In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act had no material impact the Company.

14.   Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Years ended December 31,
	2019	2020
Numerator:
Net loss	$(7,830)	$(8,445)
Dividend on convertible exchangeable preferred shares	(201)	(201)
Beneficial conversion feature of Series B preferred stock	—	(3,775)
Conversion of Series B preferred stock	—	—
Net loss attributable to common shareholders	$(8,031)	$(12,421)
Denominator:
Weighted-average number of common shares used in loss per share – basic and diluted	816,080	3,633,385
Loss per share – basic and diluted	$(9.84)	$(3.42)

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

	December 31,	December 31,
	2019	2020
Stock options	100,278	602,683
6% convertible exchangeable preferred stock	85	85
Series A preferred stock	6,600	6,600
Series B preferred stock	—	1,188,725
Common stock warrants	374,525	4,143,379
Total shares excluded from calculation	481,488	5,941,472

15.  Geographic Information

Geographic information for the years ended December 31, 2019 and 2020 is as follows (in thousands):

	Year Ended December 31,
	2019	2020
Revenue
United Kingdom	$—	$—
Total Revenue	$—	$—
Net loss
United States	$(439)	$(430)
United Kingdom	(7,391)	(8,015)
Total Net Loss	$(7,830)	$(8,445)

	December 31,
	2019	2020
Total Assets
United States	$11,470	$32,322
United Kingdom	3,838	4,480
Total Assets	$15,308	$36,802
Long Lived Assets, net
United States	$3	$1
United Kingdom	24	105
Total Long Lived Assets, net	$27	$106

16.  Subsequent Events

A total of 857,500 warrants, totaling approximately $4.3 million, issued in connection with the April 2020 financing, were exercised after December 31, 2020. Including the 901,000 warrants exercised during 2020, the aggregate exercise proceeds total approximately $8.8 million.

On December 11, 2020, the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s Preferred Stock. The cash dividend was paid on February 1, 2021 to the holders of record of the Preferred Stock as of the close of business on January 15, 2021.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Disclosure Controls:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020.

Pursuant to this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

Based on this assessment, management determined that, as of December 31, 2020, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

(c) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the fiscal year ended December 31, 2020 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other information

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by item 10 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2020 fiscal year pursuant to Regulation 14A for its 2021 Annual Meeting of Stockholders.

Item 11.   Executive Compensation

The information required by item 11 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2020 fiscal year pursuant to Regulation 14A for its 2021 Annual Meeting of Stockholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by item 12 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2020 fiscal year pursuant to Regulation 14A for its 2021 Annual Meeting of Stockholders.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by item 13 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2020 fiscal year pursuant to Regulation 14A for its 2021 Annual Meeting of Stockholders.

Item 14.   Principal Accountant Fees and Services

The information required by item 14 is incorporated herein by reference from the Company’s Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s 2020 fiscal year pursuant to Regulation 14A for its 2021 Annual Meeting of Stockholders.

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

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cyclacel Pharmaceuticals, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on April 14, 2020, and incorporated herein by reference).

3.4

Amended and Restated Bylaws of Cyclacel Pharmaceuticals, Inc. (previously filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, File No. 000-50626, originally filed with the SEC on March 31, 2011 and incorporated herein by reference).

3.5

Second Amended and Restate Bylaws of Cyclacel Pharmaceuticals, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 7, 2020, and incorporated herein by reference).

3.6

Certificate of Designation of 6% Convertible Exchangeable Preferred Stock (previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on November 5, 2004, and incorporated herein by reference).

3.7

Certificate of Designation of Series A Preferred Stock (previously filed as Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 (No. 333-218305), originally filed with the SEC on July 17, 2017, and incorporated herein by reference).

3.8

Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 22, 2020, and incorporated herein by reference).

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

4.7	Form of Pre-Funded Warrant (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on April 24, 2020, and incorporated herein by reference).
4.8	Form of Common Warrant (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on April 24, 2020, and incorporated herein by reference).
4.9	Form of Warrant (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 22, 2020, and incorporated herein by reference).
4.10*	Description of Securities.
10.1†

Amended and Restated 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 24, 2012, and incorporated by reference).

10.2†	2015 Equity Incentive Plan (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 22, 2015, and incorporated by reference).
10.3†	2018 Equity Incentive Plan (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K originally filed with the SEC on June 1, 2018, and incorporated by reference)).
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

10.15#

Clinical Collaboration Agreement by and between Cyclacel Pharmaceuticals, Inc. and the University of Texas M.D. Anderson Cancer Center dated as of August 21, 2018 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018).

10.16

Employment Agreement, by and between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis, dated as of January 1, 2019 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 7, 2019, and incorporated by reference).

10.17

Employment Agreement, by and between Cyclacel Pharmaceuticals, Inc. and Paul McBarron, dated as of January 1, 2019 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 7, 2019, and incorporated by reference).

10.18

Cyclacel Pharmaceuticals, Inc. 2020 Inducement Equity Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on November 12, 2020, and incorporated by reference).

10.19 10.20

Form of Stock Option Grant Notice and Stock Option Agreement under the Cyclacel Pharmaceuticals, Inc. 2020 Inducement Equity Incentive Plan (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on November 12, 2020, and incorporated by reference).

Form of Securities Purchase Agreement (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 22, 2020, and incorporated by reference).

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
101

The following materials from Cyclacel Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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

CYCLACEL PHARMACEUTICALS, INC.
Date: March 1, 2021	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer & Executive Vice President, Finance
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Spiro Rombotis	President & Chief Executive Officer	March 1, 2021
Spiro Rombotis	(Principal Executive Officer) and Director

/s/ Paul McBarron	Chief Operating Officer, Chief Financial	March 1, 2021
Paul McBarron	Officer & Executive Vice President, Finance
(Principal Financial and Accounting Officer) and Director

/s/ Dr. Christopher Henney	Chairman	March 1, 2021
Dr. Christopher Henney

/s/ Robert Spiegel	Vice Chairman	March 1, 2021
Robert Spiegel

/s/ Samuel L. Barker	Director	March 1, 2021
Samuel L. Barker

/s/ Gregory Hradsky	Director	March 1, 2021
Gregory Hradsky

/s/ Lloyd Sems	Director	March 1, 2021
Lloyd Sems

/s/ Karin L. Walker	Director	March 1, 2021
Karin L. Walker

/s/ Brian Schwartz	Director	March 1, 2021
Brian Schwartz