Form 10-Q
period 2021-03-31
Cyclacel Pharmaceuticals, Inc.
filed 2021-05-14
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 12, 2021 there were 9,234,110 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

(Unaudited)

	December 31,	March 31,
	2020	2021
ASSETS
Current assets:
Cash and cash equivalents	$33,406	$47,777
Prepaid expenses and other current assets	2,063	2,686
Total current assets	35,469	50,463
Property and equipment, net	106	173
Right-of-use lease asset	1,227	1,181
Total assets	$36,802	$51,817
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$514	$871
Accrued and other current liabilities	1,972	1,901
Total current liabilities	2,486	2,772
Lease liability	1,057	996
Total liabilities	3,543	3,768
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2020 and March 31, 2021;
6% Convertible Exchangeable preferred stock; 335,273 shares issued and outstanding at December 31, 2020 and March 31, 2021. Aggregate preference in liquidation of $4,006,512 as of December 31, 2020 and March 31, 2021.	—	—
Series A convertible preferred stock, $0.001 par value; 264 shares issued and outstanding at December 31, 2020 and March 31, 2021.	—	—
Series B convertible preferred stock, $0.001 par value; 237,745 shares issued and outstanding at December 31, 2020 and March 31, 2021.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2020 and March 31, 2021; 6,246,896 and 9,234,110 shares issued and outstanding at December 31, 2020 and March 31, 2021.	6	9
Additional paid-in capital	400,071	418,320
Accumulated other comprehensive loss	(746)	(730)
Accumulated deficit	(366,072)	(369,550)
Total stockholders’ equity	33,259	48,049
Total liabilities and stockholders’ equity	$36,802	$51,817

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2021

Revenues	$—	$—

Operating expenses:
Research and development	1,106	2,566
General and administrative	1,318	1,739
Total operating expenses	2,424	4,305
Operating loss	(2,424)	(4,305)
Other income (expense):
Foreign exchange gains (losses)	69	10
Interest income	28	4
Other income, net	817	126
Total other income, net	914	140
Loss before taxes	(1,510)	(4,165)
Income tax benefit	290	687
Net loss	(1,220)	(3,478)
Dividend on convertible exchangeable preferred shares	(50)	(50)
Net loss applicable to common shareholders	$(1,270)	$(3,528)
Basic and diluted earnings per common share:
Net loss per share – basic and diluted	$(1.48)	$(0.50)
Weighted average common shares outstanding	859,998	7,099,037

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2021
Net loss	$(1,220)	$(3,478)
Translation adjustment	11,060	(1,583)
Unrealized foreign exchange gain (loss) on intercompany loans	(11,187)	1,599
Comprehensive loss	$(1,347)	$(3,462)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In $000s, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2019	335,537	$—	859,998	$1	$370,142	$(819)	$(357,627)	$11,697
Stock-based compensation	—	—	—	—	91	—	—	91
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(11,187)	—	(11,187)
Translation adjustment	—	—	—	—	—	11,060	—	11,060
Loss for the period	—	—	—	—	—	—	(1,220)	(1,220)
Balances at March 31, 2020	335,537	$—	859,998	$1	$370,183	$(946)	$(358,847)	$10,391

Balances at December 31, 2020	573,282	$—	6,246,896	$6	$400,071	$(746)	$(366,072)	$33,259
Issuance of common stock in underwritten offering, net of issuance costs	—	—	2,078,214	2	13,500	—	—	13,502
Warrant Exercises	—	—	909,000	1	4,544	—	—	4,545
Stock-based compensation	—	—	—	—	255	—	—	255
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	1,599	—	1,599
Translation adjustment	—	—	—	—	—	(1,583)	—	(1,583)
Loss for the period	—	—	—	—	—	—	(3,478)	(3,478)
Balances at March 31, 2021	573,282	$—	9,234,110	$9	$418,320	$(730)	$(369,550)	$48,049

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2021
Operating activities:
Net loss	$(1,220)	$(3,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5	9
Stock-based compensation	91	255
Changes in lease liability	(10)	(13)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(874)	(609)
Accounts payable and other current liabilities	(799)	270
Net cash used in operating activities	(2,807)	(3,566)
Investing activities:
Purchase of property, plant and equipment	(4)	(78)
Net cash used in investing activities	(4)	(78)
Financing activities:
Proceeds from issuing common stock and warrant exercises, net of issuance costs	—	18,047
Payment of preferred stock dividend	(50)	(50)
Net cash provided by (used in) financing activities	(50)	17,997

Effect of exchange rate changes on cash and cash equivalents	(101)	18
Net increase (decrease) in cash and cash equivalents	(2,962)	14,371
Cash and cash equivalents, beginning of period	11,885	33,406
Cash and cash equivalents, end of period	$8,923	$47,777
Supplemental cash flow information:
Cash received during the period for:
Interest	28	5
Non cash financing activities:
Accrual of preferred stock dividends	50	50

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.           Company Overview

Nature of Operations

Cyclacel Pharmaceuticals, Inc. (“Cyclacel” or the “Company”) is a clinical-stage biopharmaceutical company developing innovative cancer medicines based on cell cycle, transcriptional regulation and mitosis control biology. Cyclacel is a pioneer company in the field of cancer cell cycle biology with a vision to improve patient healthcare by translating insights in cancer biology into medicines that can overcome resistance, help reduce tumors and ultimately increase overall survival of cancer patients.

Through March 31, 2021, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

2.            Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of March 31, 2021, the consolidated statements of operations, comprehensive loss, and stockholders’ equity for the three months ended March 31, 2021 and 2020 and the consolidated statements of cash flows for the three months ended March 31, 2021 and 2020, and all related disclosures contained in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2020 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2021. The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of March 31, 2021, and the results of operations and comprehensive loss for the three months ended March 31, 2021, and cash flows for the three months ended March 31, 2021, have been made. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other reporting period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2020 that are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2021.

Reverse Stock Split

On April 14, 2020 the Company completed a one-for-twenty reverse stock split, which reduced the number of shares of the Company’s common stock that were issued and outstanding at April 14, 2020, from 17,199,974 to 859,998 after the cancellation of 14 fractional shares, immediately prior to the effectiveness of the reverse stock split. The number of shares of the Company’s authorized common stock was not affected by the reverse stock split and the par value of Cyclacel’s common stock remained unchanged at $0.001 per share. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise held fractional shares of the Company’s common stock as a result of the reverse stock split received a cash payment in lieu of such fractional shares. All amounts related to number of shares and per share amounts have been retroactively restated in these consolidated financial statements.

Going Concern

Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued. The Company expects that its cash of approximately $47.8 million as of March 31, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements to early 2023.

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

The future viability of the Company beyond the beginning of 2023 is dependent on its ability to raise additional capital to finance its operations. The Company does not currently have sufficient funds to complete development and commercialization of any of its drug candidates. Additional funding may not be available to the Company on favorable terms, or at all. If the Company is not able to secure additional funding when needed, it may have to delay, reduce the scope of or eliminate one or more of its clinical trials or research and development programs or make changes to its operating plan. In addition, it may have to partner one or more of its product candidate programs at an earlier stage of development, which would lower the economic value of those programs to the Company. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. It has now spread globally, including the United States and United Kingdom, where the Company has its operations. The World Health Organization has declared the coronavirus outbreak a pandemic. The extent to which the coronavirus impacts the Company’s financial condition and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate duration of the pandemic, the emergence of new geographic hotspots, the emergence of subsequent outbreaks, travel restrictions, quarantines, social distancing and business closure requirements in the United States, the United Kingdom and other countries, and the effectiveness of actions taken globally to contain and treat the disease. At this time, the Company is unable to estimate the impact of this event on its financial condition or operations, but it could materially affect the ability of the Company to raise future capital or to conduct clinical studies on a timely basis.

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

The FASB has issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This standard simplifies the accounting for convertible instruments, such as convertible debt or convertible preferred stock, by eliminating two potential methods in accounting for the embedded conversion feature. The standard also removes certain conditions previously used to evaluate whether a freestanding financial instrument, or certain types of embedded features, are considered to be settled in the issuer’s own equity. Finally, ASU 2020-06 requires that an entity use the if-converted method in calculating the effects of convertible instruments on diluted earnings per share, with one limited exception. As a smaller reporting company, the amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those years. Early adoption is permitted, but no earlier than for fiscal years beginning after December 15, 2020. The Company does not currently have any contracts affected by this guidance, but has nonetheless elected to early adopt ASU 2020-06 as of January 1, 2021. There was no impact of early adopting this pronouncement on the Company’s consolidated financial statements and disclosures.

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

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the three months ended March 31, 2020 and 2021.

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

Leases

The Company accounts for lease contracts in accordance with ASC 842. As of March 31, 2021, all of the Company’s leases are classified as operating leases.

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

3.           Revenue

Revenue recognized in the three months ended March 31, 2020 and 2021 was $0.

4.           Net Loss per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the three months ended March 31, 2020 and 2021, as the result would be anti-dilutive:

	March 31,	March 31,
	2020	2021
Stock options	99,957	676,352
6% convertible exchangeable preferred stock	85	85
Series A preferred stock	6,600	6,600
Series B preferred stock	—	1,188,725
Common stock warrants	374,525	3,234,379
Total shares excluded from calculation	481,167	5,106,141

5.            Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in $000s):

	December 31,	March 31,
	2020	2021
Research and development tax credit receivable	$1,313	$2,010
Prepayments and VAT receivable	684	448
Other current assets	66	228
	$2,063	$2,686

Receivables of $126,000 are included in other current assets as at March 31, 2021. This relates to royalty payments receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by the Company in March 2006), sold certain assets and intellectual property to ThermoFisher Scientific Company, or TSC (formerly Invitrogen Corporation), through the APA and other related agreements. The assets and technology were not part of the Company’s product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, the company presented the $126,000 as other income during the three months ended March 31, 2021.

6.            Accrued and Other Liabilities

Accrued and other current liabilities consisted of the following (in $000s):

	December 31,	March 31,
	2020	2021
Accrued research and development	$781	$1,282
Accrued legal and professional fees	325	221
Other current liabilities	866	398
	$1,972	$1,901

7.            Leases

The Company currently has two leases relating to its facilities in Dundee, Scotland and Berkeley Heights, New Jersey.

As of and for the three months ended March 31, 2021:

The Company recognized operating lease expenses of $97,660. Cash payments made during the three months ended March 31, 2021 totaled $102,348 and were presented within cash outflows from operating activities. The remaining lease term as of March 31, 2021 is approximately 4.6 years for the Dundee facility (see Note 10 for a subsequent event related to this lease) and approximately 1.3 years for the Berkeley Heights facility. The discount rate used by the Company in determining the lease liability was 12% for both leases.

Remaining payments for these two facilities are as follows:

2021	$253
2022	243
2023	—
2024	—
2025	—
Thereafter	—
$496

8.            Stock Based Compensation

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three months ended March 31, 2020 and 2021 as shown in the following table (in $000s):

	Three Months Ended
	March 31,
	2020	2021
Research and development	$35	$81
General and administrative	56	174
Stock-based compensation costs before income taxes	$91	$255

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

As of March 31, 2021, the Company has reserved 254,366 shares of the Company’s common stock under the 2018 Plan, including shares that were available under the 2015 Plan and carried forward to the 2018 Plan. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

2020 Inducement Equity Incentive Plan

In October 2020, the Inducement Equity Incentive Plan (the “Inducement Plan”), became effective. Under the Inducement Plan, Cyclacel may make equity incentive grants to new senior level Employees (persons to whom the Company may issue securities without stockholder approval). The Inducement Plan allows for the issuance of up to 200,000 shares of the Company’s common stock (or the equivalent of such number). As of March 31, 2021, 120,000 shares under the Inducement Plan have been issued, leaving a remaining reserve of 80,000 shares.

Option Grants

There were no options granted during the three months ended March 31, 2020. There were 73,669 options granted during the three months ended March 31, 2021. These options had a grant date fair value ranging between $5.40-$6.14 per option. The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718 using the following assumptions:

Three Months Ended
March 31, 2021
Expected term (years)	5 – 6
Risk free interest rate	0.420% – 0.585%
Volatility	99 – 102%
Expected dividend yield over expected term	0.00%
Resulting weighted average grant date fair value	$6.45

There were no stock options exercised during each of the three months ended March 31, 2020 and 2021, respectively. The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income.

Outstanding Options

A summary of the share option activity and related information is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price Per Share	Term (Years)	Value ($000)
Options outstanding at December 31, 2020	602,683	$11.01	9.39	$1,861
Granted	73,669	$6.45	—	—
Exercised	—	—	—	—
Cancelled/forfeited	—	$—	—	—
Options outstanding at March 31, 2021	676,352	$10.51	9.22	$1,553

Unvested at March 31, 2021	564,622	$4.78	9.60	$1,458
Vested and exercisable at March 31, 2021	111,730	$39.47	7.30	$95

Restricted Stock Units

The Company issued 14,000 restricted stock units to employees during the year ended December 31, 2019. The Company issued 3,938 additional restricted stock units to employees during the quarter ended March 31, 2020, of which 1,414 units have been forfeited. The vesting of the remaining 16,524 outstanding restricted stock units is dependent upon the fulfillment of certain clinical conditions. The Company determined that the satisfaction of the clinical conditions was not probable at March 31, 2021 and, as a result, recorded no compensation expense related to restricted stock units for the quarter ended March 31, 2021. The restricted stock units were valued based on their fair value at the date of grant, which is equivalent to the market price of a share of the Company’s common stock. Summarized information for restricted stock units’ activity for the quarter ended March 31, 2021 is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Stock Units	Value Per Share
Restricted Stock Units outstanding at March 31, 2021	16,524	$11.30

Unvested at March 31, 2021	16,524	$11.30
Vested and exercisable at March 31, 2021	—	$—

9.            Stockholders Equity

March 2021 equity financing

On March 12, 2021, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc., as representative of the underwriters identified therein (collectively, the “Underwriters”), pursuant to which the Company agreed to issue and sell 1,807,143 shares of common stock, $0.001 par value per share, at a public offering price of $7.00 per share (the “Offering”) along with a 30-day overallotment option to purchase up to an additional 271,071 shares of common stock at the public offering price, less underwriting discounts and commissions.

The closing of the offering occurred on March 16, 2021, and the net proceeds to the Company (including exercise of the over-allotment option) were approximately $13.5 million, after deducting placement agent fees and other offering expenses payable by the Company.

December 2020 equity financing

On December 18, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Acorn Bioventures, LP (the “Purchaser”), pursuant to which the Company agreed to offer, issue and sell to the Purchaser, (i) in a registered direct offering, (a) an aggregate of 485,912 shares (the “Common Shares”) of common stock, par value $0.001 per share (“Common Stock”), and (b) an aggregate of 237,745 shares of Series B Convertible Preferred Stock (the “Preferred Shares,” and collectively with the Common Shares, the “Shares”), par value $0.001 per share (“Series B Preferred Stock”), and (ii) in a concurrent private placement, warrants (the “Warrants”) to purchase up to an aggregate of 669,854 shares (the “Warrant Shares”) of Common Stock.

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

As of March 31, 2021, 237,745 shares of the Series B Preferred Stock remained issued and outstanding.

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

Subsequent to the closing of the offering, all of the pre-funded warrants issued in connection therewith were converted into 2,090,000 shares of common stock.

Warrants

December 2020 Warrants

As of March 31, 2021, warrants to purchase 669,854 remained outstanding. Each warrant shall be exercisable beginning on the 12-month anniversary of the date of issuance for a period of five years after the date of issuance, at an exercise price of $4.13 per Warrant Share. The exercise price of the Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the warrants. The warrants may be exercised on a “cashless” basis.

There were no exercises of these warrants during the three months ended March 31, 2021.

April 2020 Warrants

As of March 31, 2021, 2,190,000 warrants issued in connection with the April 2020 equity financing remained outstanding, each with an exercise price of $5.00. All such warrants were issued in connection with the April 2020 co-placement agency agreement. The common warrants are immediately exercisable and will expire on the fifth anniversary of the original issuance date. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Company’s common stock. The common warrants were issued separately from the common stock and were eligible for transfer immediately after issuance. A common warrant to purchase one share of common stock was issued for every share of common stock purchased in this offering.

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

A total of 909,000 warrants were exercised during the three months ended March 31, 2021.

July 2017 Warrants

As of March 31, 2021, 374,525 warrants issued in connection with the July 2017 underwritten public offering remained outstanding, each with an exercise price of $40.00. All such warrants were issued in connection with the July 2017 underwritten public offering and are immediately exercisable. The warrants expire in 2024. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of its warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our Common Stock then outstanding after giving effect to such exercise.

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

There were no exercises of these warrants during the three months ended March 31, 2021 or March 31, 2020.

Series A Preferred Stock

8,872 shares of the Company’s Series A Preferred Stock were issued in the July 2017 underwritten public offering. During the year ended December 31, 2017, 8,608 shares of the Series A Preferred Stock were converted into 215,200 shares of common stock. As of March 31, 2021, 264 shares of the Series A Preferred Stock remained issued and outstanding.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof, into a number of shares of common stock determined by dividing $1,000 by the initial conversion price of $40.00 per share, subject to a 4.99% blocker provision, or, upon election by a holder prior to the issuance of shares of Series A Preferred Stock, 9.99%, and is subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations. The 264 shares of Series A Preferred Stock issued and outstanding at March 31, 2021, are convertible into 6,600 shares of common stock.

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

6% Convertible Exchangeable Preferred Stock

As of March 31, 2021, there were 335,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (the “6% Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the 6% Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the 6% Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. The 6% Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends. As of March 31, 2021, accrued and unpaid dividends amounted to $50,291.

The Company may automatically convert the 6% Preferred Stock into common stock if the per share closing price of the Company’s common stock has exceeded $59,220, which is 150% of the conversion price of the 6% Preferred Stock, for at least 20 trading days during any 30 day trading period, ending within five trading days prior to notice of automatic conversion.

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

10.          Subsequent Events

Dividends on 6% Preferred Stock

On March 10, 2021, the board of directors declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s 6% Preferred Stock. The cash dividend was paid on May 1, 2021 to the holders of record of the 6% Preferred Stock as of the close of business on April 16, 2021.

Assignation of Lease relating to facility in Dundee, Scotland

On May 4, 2021, the Company assigned the operating lease relating to its facility in Dundee, Scotland to the University of Dundee. As part of the assignation, a reverse premium of approximately $400,000 was payable by the Company to the University of Dundee. Following assignation, the Company has no further obligations, liabilities or commitments in relation to this facility.

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2020, as updated and supplemented by Part II, Item 1A, entitled “Risk Factors,” of our Quarterly Reports on Form 10-Q, and elsewhere in this report. In addition, while we expect the coronavirus pandemic to have an impact on our business operations and financial results, the extent of the impact on our clinical development and regulatory efforts, our corporate development objectives, our financial position and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, the emergence of new geographic hotspots, the re-emergence of subsequent outbreaks, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, and the effectiveness of actions taken globally to contain and treat the disease. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, “Cyclacel,” the “Company,” “we,” “us,” and “our” refer to Cyclacel Pharmaceuticals, Inc.

Overview

Through March 31, 2021, our primary focus has been on our transcriptional regulation program which is evaluating fadraciclib as a single agent in solid tumors and in combination with venetoclax in patients with relapsed or refractory AML/MDS and CLL. The anti-mitotic program is evaluating CYC140, a PLK1 inhibitor, in advanced leukemia/MDS patients. The DNA damage response program is evaluating an oral combination of sapacitabine and venetoclax in patients with relapsed or refractory AML/MDS and an investigator sponsored trial is evaluating an oral combination of sapacitabine and olaparib in patients with BRCA mutant breast cancer.

Cyclacel currently retains virtually all marketing rights worldwide to the compounds associated with the Company’s drug programs.

Results of Operations

Three Months Ended March 31, 2020 and 2021

Results of Continuing Operations

Revenues

Revenues for each of the three months ended March 31, 2020 and 2021 were $0.

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

The following table provides information with respect to our research and development expenditures for the three months ended March 31, 2020 and 2021 (in $000s except percentages):

	Three Months Ended
	March 31,		Difference
	2020	2021	$	%
Transcriptional Regulation (fadraciclib)	$882	$1,662	$780	88
Anti-mitotic (CYC140)	160	679	519	324
DNA Damage Response (sapacitabine)	(14)	93	107	(764)
Other research and development programs and expenses	78	132	54	69
Total research and development expenses	$1,106	$2,566	$1,460	132

Total research and development expenses represented 46% and 60% of our operating expenses for the three months ended March 31, 2020 and 2021, respectively.

Research and development expenses increased by $1.5 million from $1.1 million for the three months ended March 31, 2020 to $2.6 million for the three months ended March 31, 2021. Research and development expenses relating to transcriptional regulation increased by $0.8 million from $0.9 million for the three months ended March 31, 2020 to $1.7 million for the three months ended March 31, 2021, as the clinical evaluation of fadraciclib progressed. Research and development expenses relating to CYC140 increased by $0.5 million from $0.2 million for the three months ended March 31, 2020 to $0.7 million for the three months ended March 31, 2021, as the pre-clinical evaluation and clinical trial supply manufacture of CYC140 progressed.

The future

We anticipate that overall research and development expenses for the year ended December 31, 2021 will increase compared to the year ended December 31, 2020 as we progress our clinical development programs.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three months ended March 31, 2020 and 2021 (in $000s except percentages):

	Three Months Ended
	March 31,		Difference
	2020	2021	$	%
Total general and administrative expenses	$1,318	$1,739	$421	32

Total general and administration expenses represented 54% and 40% of our operating expenses for the three months ended March 31, 2020 and 2021, respectively. General and administrative expenses increased by $0.4 million for the three months ended March 31, 2021 due to an increase in legal, professional and recruitment costs relating to expansion of the clinical team.

The future

We expect general and administrative expenditures for the year ended December 31, 2021 to reduce slightly compared to our expenditures for the year ended December 31, 2020, due to lower recruitment and professional costs.

Other income (expense), net

The following table summarizes other income for the three months ended March 31, 2020 and 2021 (in $000 except percentages):

	Three Months Ended
	March 31,		Difference
	2020	2021	$	%
Foreign exchange gains (losses)	$69	$10	$(59)	(86)
Interest income	28	4	(24)	(86)
Other income, net	817	126	(691)	(85)
Total other income	$914	$140	$(774)	(85)

Total other income decreased by $774,000 from $914,000 for the three months ended March 31, 2020 to $140,000 for the three months ended March 31, 2021. Other income relates to royalties receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by the Company in March 2006) sold certain assets and intellectual property to ThermoFisher Scientific Company, or TSC (formerly Invitrogen Corporation) through the APA and other related agreements. The assets and technology were not part of the Company’s product development plan following the transaction between Xcyte and Cyclacel in March 2006.

Accordingly, the company presented $817,000 and $126,000 as other income arising from sales related to this transaction during the three months ended March 31, 2020 and 2021 respectively.

Foreign exchange gains (losses)

Foreign exchange gains decreased by $59,000, from a gain of $69,000 for the three months ended March 31, 2020, to a gain of $10,000 for the three months ended March 31, 2021.

The future

Other income (expense), net for the year ended December 31, 2021, will continue to be impacted by changes in foreign exchange rates and the receipt of income under the APA. As we are not in control of sales made by TSC, we are unable to estimate the level and timing of income under the APA, if any.

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

The following table summarizes total income tax benefit for the three months ended March 31, 2020 and 2021 (in $000s except percentages):

	Three Months Ended
	March 31,		Difference
	2020	2021	$	%
Total income tax benefit	$290	$687	$397	137

The total income tax benefit, which comprised of research and development tax credits recoverable, increased by $400,000 from $290,000 for the three months ended March 31, 2020 to $687,000 for the three months ended March 31, 2021. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year and the availability of trading losses.

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

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of March 31, 2020 and 2021 (in $000s):

	March 31,
	2020	2021
Cash and cash equivalents	$8,923	$47,777
Working capital:
Current assets	$11,811	$50,463
Current liabilities	(1,523)	(2,772)
Total working capital	$10,288	$47,691

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments and licensing revenue. We have incurred significant losses since our inception. As of March 31, 2021, we had an accumulated deficit of $ 369.6 million.

Cash Flows

Cash used in operating, investing and financing activities for the three months ended March 31, 2020 and 2021 is summarized as follows (in $000s):

	Three Months Ended March 31,
	2020	2021
Net cash used in operating activities	$(2,807)	$(3,566)
Net cash provided by (used in) investing activities	(4)	(78)
Net cash provided by financing activities	(50)	17,997

Operating activities

Net cash used in operating activities increased by $0.8 million, from $2.8 million for the three months ended March 31, 2020 to $3.6 million for the three months ended March 31, 2021. The increase in cash used by operating activities was primarily the result of an increase in net loss of $2.2 million, offset by a change in working capital of $1.4 million.

Investing activities

Net cash used by investing activities increased by $74,000 for the three months ended March 31, 2021 predominantly due to increased capital expenditures on scientific software.

Financing activities

Net cash provided by financing activities increased by approximately $18.0 million for the three months ended March 31, 2021 as a direct result of receiving approximately $13.5 million in net proceeds from the issuance of common stock under an underwriting agreement with Oppenheimer & Co. Inc., and approximately $4.5 million from warrant exercises associated with a co-placement agency agreement with Roth Capital Partners, LLC, Ladenburg Thalmann & Co. Inc., and Brookline Capital Markets, a division of Arcadia Securities, LLC. The increase was partially offset by payment of preferred dividends.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future and cannot guarantee that we will generate any significant product revenues until a product candidate has been approved by the Food and Drug Administration (“FDA”) or European Medicines Agency (“EMA”) in other countries and successfully commercialized.

We believe that existing funds together with cash generated from operations, such as recent financing activities and the R&D tax credit, are sufficient to satisfy our planned working capital, capital expenditures and other financial commitments through to early 2023. However, we do not currently have sufficient funds to complete development and commercialization of any of our drug candidates. Current business and capital market risks could have a detrimental effect on the availability of sources of funding and our ability to access them in the future, which may delay or impede our progress of advancing our drugs currently in the clinical pipeline to approval by the FDA or EMA for commercialization. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of March 31, 2021, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020. For a further discussion of our Risk Factors, refer to Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

101*

The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: May 14, 2021	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and Executive Vice President, Finance