Form 10-Q
period 2021-06-30
Cyclacel Pharmaceuticals, Inc.
filed 2021-08-12
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021 there were 9,234,110 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

(Unaudited)

	December 31,	June 30,
	2020	2021
ASSETS
Current assets:
Cash and cash equivalents	$33,406	$43,639
Prepaid expenses and other current assets	2,063	2,564
Total current assets	35,469	46,203
Property and equipment, net	106	73
Right-of-use lease asset	1,227	58
Total assets	$36,802	$46,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$514	$1,197
Accrued and other current liabilities	1,972	1,921
Total current liabilities	2,486	3,118
Lease liability	1,057	—
Total liabilities	3,543	3,118
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2020 and June 30, 2021;
6% Convertible Exchangeable preferred stock; 335,273 shares issued and outstanding at December 31, 2020 and June 30, 2021. Aggregate preference in liquidation of $4,006,512 as of December 31, 2020 and June 30, 2021.	—	—
Series A convertible preferred stock, $0.001 par value; 264 shares issued and outstanding at December 31, 2020 and June 30, 2021.	—	—
Series B convertible preferred stock, $0.001 par value; 237,745 shares issued and outstanding at December 31, 2020 and June 30, 2021.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2020 and June 30, 2021; 6,246,896 and 9,234,110 shares issued and outstanding at December 31, 2020 and June 30, 2021.	6	9
Additional paid-in capital	400,071	418,542
Accumulated other comprehensive loss	(746)	(658)
Accumulated deficit	(366,072)	(374,677)
Total stockholders’ equity	33,259	43,216
Total liabilities and stockholders’ equity	$36,802	$46,334

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021

Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	1,163	4,101	2,270	6,667
General and administrative	1,309	1,999	2,626	3,738
Total operating expenses	2,472	6,100	4,896	10,405
Operating loss	(2,472)	(6,100)	(4,896)	(10,405)
Other income (expense):
Foreign exchange gains (losses)	(2)	(13)	67	(3)
Interest income	4	4	32	8
Other income, net	18	18	835	144
Total other income, net	20	9	934	149
Loss before taxes	(2,452)	(6,091)	(3,962)	(10,256)
Income tax benefit	286	964	576	1,651
Net loss	(2,166)	(5,127)	(3,386)	(8,605)
Dividend on convertible exchangeable preferred shares	(50)	(50)	(101)	(101)
Net loss applicable to common shareholders	$(2,216)	$(5,177)	$(3,487)	$(8,706)
Basic and diluted earnings per common share:
Net loss per share – basic and diluted	$(0.58)	$(0.56)	$(1.48)	$(1.07)
Weighted average common shares outstanding	3,850,228	9,234,110	2,355,113	8,172,472

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Net loss	$(2,166)	$(5,127)	$(3,386)	$(8,605)
Translation adjustment	709	(869)	11,769	(2,452)
Unrealized foreign exchange gain (loss) on intercompany loans	(697)	941	(11,884)	2,540
Comprehensive loss	$(2,154)	$(5,055)	$(3,501)	$(8,517)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In $000s, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2019	335,537	$—	859,998	$1	$370,142	$(819)	$(357,627)	$11,697
Stock-based compensation	—	—	—	—	90	—	—	90
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(11,187)	—	(11,187)
Translation adjustment	—	—	—	—	—	11,060	—	11,060
Loss for the period	—	—	—	—	—	—	(1,220)	(1,220)
Balances at March 31, 2020	335,537	$—	859,998	$1	$370,182	$(946)	$(358,847)	$10,390
Adjustment	—	—	—	—	—	—	—	—
Issue of common stock, pre-funded warrants and warrants on equity financing, net of expenses	—	—	4,003,986	4	18,302	—	—	18,306
Stock-based compensation	—	—	—	—	86	—	—	86
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(697)	—	(697)
Translation adjustment	—	—	—	—	—	709	—	709
Loss for the period	—	—	—	—	—	—	(2,166)	(2,166)
Balances at June 30, 2020	335,537	$—	4,863,984	$5	$388,520	$(934)	$(361,013)	$26,578

Balances at December 31, 2020	573,282	$—	6,246,896	$6	$400,071	$(746)	$(366,072)	$33,259
Issuance of common stock in underwritten offering, net of issuance costs	—	—	2,078,214	2	13,500	—	—	13,502
Warrant Exercises	—	—	909,000	1	4,544	—	—	4,545
Stock-based compensation	—	—	—	—	255	—	—	255
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	1,599	—	1,599
Translation adjustment	—	—	—	—	—	(1,583)	—	(1,583)
Loss for the period	—	—	—	—	—	—	(3,478)	(3,478)
Balances at March 31, 2021	573,282	$—	9,234,110	$9	$418,320	$(730)	$(369,550)	$48,049
Stock-based compensation	—	—	—	—	272	—	—	272
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	941	—	941
Translation adjustment	—	—	—	—	—	(869)	—	(869)
Loss for the period	—	—	—	—	—	—	(5,127)	(5,127)
Balances at June 30, 2021	573,282	$—	9,234,110	$9	$418,542	$(658)	$(374,677)	$43,216

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2021
Operating activities:
Net loss	$(3,386)	$(8,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10	26
Stock-based compensation	176	533
Changes in lease liability	(70)	115
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(585)	(476)
Accounts payable and other current liabilities	(798)	626
Net cash used in operating activities	(4,653)	(7,781)
Investing activities:
Purchase of property, plant and equipment	(4)	(16)
Net cash used in investing activities	(4)	(16)
Financing activities:
Proceeds from issuing common stock and warrant exercises, net of issuance costs	18,307	18,047
Payment of preferred stock dividend	(101)	(101)
Net cash provided by (used in) financing activities	18,206	17,946

Effect of exchange rate changes on cash and cash equivalents	(92)	84
Net increase (decrease) in cash and cash equivalents	13,457	10,233
Cash and cash equivalents, beginning of period	11,885	33,406
Cash and cash equivalents, end of period	$25,342	$43,639
Supplemental cash flow information:
Cash received during the period for:
Interest	32	9
Taxes	—	1,390

Non cash financing activities:
Accrual of preferred stock dividends	50	50

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.           Company Overview

Nature of Operations

Cyclacel Pharmaceuticals, Inc. (“Cyclacel” or the “Company”) is a clinical-stage biopharmaceutical company developing innovative cancer medicines based on cell cycle, transcriptional regulation and mitosis biology. The Company uses insights in cancer biology to develop investigational medicines addressing the growing problem of resistance. Cancer cells learn to evade anticancer therapeutics and become resistant to available therapies. The Company aims to suppress mechanisms of resistance and reactivate the body’s own cell death mechanisms to destroy cancer cells.

Through June 30, 2021, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

2.            Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of June 30, 2021, the consolidated statements of operations, comprehensive loss, and stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and the consolidated statements of cash flows for the six months ended June 30, 2021 and 2020, and all related disclosures contained in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2020 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2021. The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of June 30, 2021, and the results of operations and, comprehensive loss for the three and six months ended June 30, 2021, and cash flows for the six months ended June 30, 2021, have been made. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other reporting period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2020 that are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2021.

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

Going Concern

Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued. The Company expects that its cash of approximately $43.6 million as of June 30, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements to early 2023.

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

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the six months ended June 30, 2020 and 2021.

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

The transaction price could include both fixed payments and an estimate of variable consideration, including milestone payments. The Company determines the variable consideration to be included in the transaction price by estimating the most likely amount that will be received and then applies a constraint to reduce the consideration to the amount which is probable of being received. When applying the constraint, the Company considers:

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

Leases

The Company accounts for lease contracts in accordance with ASC 842. As of June 30, 2021, the Company’s one outstanding lease is classified as an operating lease.

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

3.           Revenue

Revenue recognized in the three and six months ended June 30, 2020 and 2021 was $0.

4.           Net Loss per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the three months ended June 30, 2020 and 2021, as the result would be anti-dilutive:

	June 30,	June 30,
	2020	2021
Stock options	134,594	731,761
6% convertible exchangeable preferred stock	85	85
Series A preferred stock	6,600	6,600
Series B preferred stock	—	1,188,725
Common stock warrants	4,370,525	3,234,379
Total shares excluded from calculation	4,511,804	5,161,550

5.            Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in $000s):

	December 31,	June 30,
	2020	2021
Research and development tax credit receivable	$1,313	$1,586
Prepayments and VAT receivable	684	836
Other current assets	66	142
	$2,063	$2,564

6.            Accrued and Other Liabilities

Accrued and other current liabilities consisted of the following (in $000s):

	December 31,	June 30,
	2020	2021
Accrued research and development	$781	$1,450
Accrued legal and professional fees	325	207
Other current liabilities	866	264
	$1,972	$1,921

Other current liabilities as at 31 December 2020 include accrued compensation and the current portion of the lease liability for the Company’s facility in Dundee, Scotland.

7.            Leases

The Company currently has one lease, relating to its facility in Berkeley Heights, New Jersey. On May 4, 2021, the Company assigned the operating lease relating to its facility in Dundee, Scotland to the University of Dundee, Scotland for a reverse premium of approximately $400,000, of which 50% was payable on assignment. The remaining 50% is due on May 4, 2022 and is recorded as a payable for the period ended June 30, 2021. The Company has no further obligations, liabilities or commitments in relation to this facility.

As of and for the six months ended June 30, 2021:

The Company recognized operating lease expenses of $144,463. Cash payments made during the six months ended June 30, 2021 totaled $150,941 and were presented as cash outflows from operating activities. The remaining lease term as of June 30, 2021 is approximately 1.1 years for the Berkeley Heights facility. The discount rate used by the Company in determining the lease liability was 12%.

Remaining lease payments under the lease are (in $000’s):

2021	$46
2022	36
2023	—
2024	—
2025	—
Thereafter	—
$82

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three and six months ended June 30, 2020 and 2021 as shown in the following table (in $000s):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
General and administrative	$52	$190	$107	$364
Research and development	34	88	69	169
Stock-based compensation costs before income taxes	$86	$278	$176	$533

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

As of June 30, 2021, the Company has reserved 179,964 shares of the Company’s common stock under the 2018 Plan for future issuances, including shares that were available under the 2015 Plan and carried forward to the 2018 Plan. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

2020 Inducement Equity Incentive Plan

In October 2020, the Inducement Equity Incentive Plan (the “Inducement Plan”), became effective. Under the Inducement Plan, Cyclacel may make equity incentive grants to new senior level Employees (persons to whom the Company may issue securities without stockholder approval). The Inducement Plan allows for the issuance of up to 200,000 shares of the Company’s common stock (or the equivalent of such number). As of June 30, 2021, 120,000 shares under the Inducement Plan have been issued, leaving a remaining reserve of 80,000 shares.

Option Grants and Exercises

There were 129,153 options granted during the six months ended June 30, 2021. These options had a grant date fair value ranging between $4.56-$6.14 per option. There were 36,400 options granted during the six months ended June 30, 2020. These options had a grant date fair value of $3.95. The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718 using the following assumptions:

	Six months ended	Six months ended
	June 30, 2020	June 30, 2021
Expected term (years)	6	5 – 6
Risk free interest rate	0.425%	0.420% – 1.000%
Volatility	114%	99 – 102%
Expected dividend yield over expected term	0.00%	0.00%

There were no stock options exercised during each of the six months ended June 30, 2020 and 2021, respectively. The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income.

Outstanding Options

A summary of the share option activity and related information is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price Per Share	Term (Years)	Value ($000)
Options outstanding at December 31, 2020	602,683	$11.01	9.39	$1,861
Granted	129,153	$6.57	—	—
Exercised	—	—	—	—
Cancelled/forfeited	(74)	$2,570.42	—	—
Options outstanding at June 30, 2021	731,762	$9.97	9.04	$894

Unvested at June 30, 2021	558,002	$4.89	9.44	$824
Vested and exercisable at June 30, 2021	173,760	$26.28	7.79	$70

Restricted Stock Units

The Company issued 14,000 restricted stock units to employees during the year ended December 31, 2019. The Company issued 3,938 additional restricted stock units to employees during the year ended December 31, 2020, of which 1,414 units have been forfeited. The vesting of the remaining 16,524 outstanding restricted stock units is dependent upon the fulfillment of certain clinical conditions. The Company recorded no compensation expense related to restricted stock units for the quarter ended June 30, 2021.

The Company issued an additional 18,992 restricted stock units to directors of the Company during the three months ended June 30, 2021. These restricted stock units will vest over a period of one or three years. Each restricted stock unit was valued at $6.69 based on their fair value at the date of grant, which is equivalent to the market price of a share of the Company’s common stock. Summarized information for restricted stock units as of June 30, 2021 is as follows:

		Weighted	Weighted
		Average	Average
	Restricted	Grant Date	Remaining
	Stock Units	Value Per Share	Term
Restricted Stock Units outstanding at June 30, 2021	35,516	$8.84	9.26 years

Unvested at June 30, 2021	35,516	$8.84	9.26 years
Vested and exercisable at June 30, 2021	—	$—	9.26 years

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

As of June 30, 2021, 237,745 shares of the Series B Preferred Stock remained issued and outstanding.

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

Warrants

December 2020 Warrants

As of June 30, 2021, warrants to purchase 669,854 shares of common stock remained outstanding. Each warrant shall be exercisable beginning on the 12-month anniversary of the date of issuance for a period of five years after the date of issuance, at an exercise price of $4.13 per Warrant Share. The exercise price of the Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the warrants. The warrants may be exercised on a “cashless” basis.

There were no exercises of these warrants during the three and six months ended June 30, 2021.

April 2020 Warrants

As of June 30, 2021, 2,190,000 warrants issued in connection with the April 2020 equity financing remained outstanding, each with an exercise price of $5.00. All such warrants were issued in connection with the April 2020 co-placement agency agreement. The common warrants are immediately exercisable and will expire on the fifth anniversary of the original issuance date. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Company’s common stock. The common warrants were issued separately from the common stock and were eligible for transfer immediately after issuance. A common warrant to purchase one share of common stock was issued for every share of common stock purchased in this offering.

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

A total of 909,000 warrants were exercised during the six months ended June 30, 2021.

July 2017 Warrants

As of June 30, 2021, 374,525 warrants issued in connection with the July 2017 underwritten public offering remained outstanding, each with an exercise price of $40.00. All such warrants were issued in connection with the July 2017 underwritten public offering and are immediately exercisable. The warrants expire in 2024. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of its warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our Common Stock then outstanding after giving effect to such exercise.

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

There were no exercises of these warrants during the three and six months ended June 30, 2021.

Series A Preferred Stock

8,872 shares of the Company’s Series A Preferred Stock were issued in the July 2017 underwritten public offering. During the year ended December 31, 2017, 8,608 shares of the Series A Preferred Stock were converted into 215,200 shares of common stock. As of June 30, 2021, 264 shares of the Series A Preferred Stock remained issued and outstanding.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof, into a number of shares of common stock determined by dividing $1,000 by the initial conversion price of $40.00 per share, subject to a 4.99% blocker provision, or, upon election by a holder prior to the issuance of shares of Series A Preferred Stock, 9.99%, and is subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations. The 264 shares of Series A Preferred Stock issued and outstanding at June 30, 2021, are convertible into 6,600 shares of common stock.

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

6% Convertible Exchangeable Preferred Stock

As of June 30, 2021, there were 335,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (the “6% Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the 6% Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the 6% Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. The 6% Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends. As of June 30, 2021, accrued and unpaid dividends amounted to $50,291.

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

10.          Subsequent Events

Dividends on 6% Preferred Stock

On June 15, 2021, the board of directors declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s Preferred Stock. The cash dividend was paid on August 1, 2021 to the holders of record of the 6% Preferred Stock as of the close of business on July 16, 2021.

Controlled Equity Offering Sales Agreement

On August 12, 2021, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. ("Cantor"), pursuant to which it may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million through Cantor as the sales agent. Cantor may sell the Company’s common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act.

Subject to the terms and conditions of the Sales Agreement, Cantor will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon the Company's instructions, including any price, time or size limits specified by the Company. The Company has provided Cantor with customary indemnification rights, and Cantor will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per share sold. The Company has no obligation to sell any of the shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement. The Sales Agreement will terminate upon the sale of all of the shares under the Sales Agreement unless terminated earlier by either party as permitted under the Sales Agreement.

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

Overview

Consistent with our mission of developing medicines that expand available options for patients, we have three orally-available programs in clinical development:

●	Fadraciclib (formerly CYC065), a cyclin dependent kinase (CDK) inhibitor selectively targeting CDK2 and CDK9. Oral fadraciclib is currently being evaluated in mid-stage clinical trials in both patients with solid cancers and hematological malignancies.
●	CYC140 is a novel, small molecule, selective and potent PLK-centric inhibitor, primarily targeting PLK1. We are currently planning a streamlined study with oral CYC140 in a broad range of solid tumors in multiple cohorts defined by cancer histology.
●	Sapacitabine is a nucleoside analogue with a DNA damage response (DDR) mechanism. It is being evaluated as a combination therapy with venetoclax in patients with relapsed/refractory acute myeloid leukemia (AML).

Cyclacel retains virtually all marketing rights worldwide to the compounds associated with the Company’s drug programs.

Results of Operations

Three And Six Months Ended June 30, 2020 and 2021

Results of Continuing Operations

Revenues

Revenues for each of the three and six months ended June 30, 2020 and 2021 were $0.

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

The following table provides information with respect to our research and development expenditures for the three and six months ended June 30, 2020 and 2021 (in $000s except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Difference		June 30,		Difference
	2020	2021	$	%	2020	2021	$	%
Transcriptional Regulation (fadraciclib)	$856	$2,776	$1,920	224	$1,738	$4,439	$2,701	155
Mitosis Regulation (CYC140)	112	1,107	995	888	272	1,785	1,513	556
DNA Damage Response (sapacitabine)	98	80	(18)	(18)	84	173	89	106
Other research and development programs and expenses	97	138	41	42	176	270	94	53
Total research and development expenses	$1,163	$4,101	$2,938	253	$2,270	$6,667	$4,397	194

Total research and development expenses for the three and six months ended June 30, 2021 represented 67% and 64% of our operating expenses respectively, an increase over respective comparative periods.

During both the three and six months ended June 30, 2021, the increase in expenditure for the transcriptional regulation program relative to the respective comparative periods was due to clinical supply manufacturing and opening of clinical trial sites for the evaluation of fadraciclib in a Phase 1/2 solid tumor study. Research and development expenses relating to CYC140 increased during both the three and six months ended June 30, 2021 as the pre-clinical evaluation and clinical trial supply manufacturing of CYC140 progressed.

The future

We anticipate that overall research and development expenses for the year ended December 31, 2021 will increase compared to the year ended December 31, 2020 as we progress our clinical development programs.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three and six months ended June 30, 2020 and 2021 (in $000s except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Difference		June 30,		Difference
	2020	2021	$	%	2020	2021	$	%
Total general and administrative expenses	$1,309	$1,999	$690	53	$2,626	$3,738	$1,112	42

Total general and administration expenses for the three and six months ended June 30, 2021 represented 33% and 36% of our operating expenses respectively, a decrease over respective comparative periods.

During both the three and six months ended June 30, 2021, the increase in general and administrative expenses was primarily due to a $0.4 million reverse premium in relation to assignation of the our lease facility in Dundee, Scotland and an increase in legal, professional and recruitment costs relating to expansion of the clinical team.

The future

We expect general and administrative expenditures for the year ended December 31, 2021 to increase by approximately 12% compared to our expenditures for the year ended December 31, 2020 due to lease assignation premium, legal, professional and recruitment costs.

Other income (expense), net

The following table summarizes other income for the three and six months ended June 30, 2020 and 2021 (in $000 except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Difference		June 30,		Difference
	2020	2021	$	%	2020	2021	$	%
Foreign exchange gains (losses)	$(2)	$(13)	$(11)	550	$67	$(3)	$(70)	(104)
Interest income	4	4	—	—	32	8	(24)	(75)
Other income, net	18	18	—	—	835	144	(691)	(83)
Total other income	$20	$9	$(11)	(55)	$934	$149	$(785)	(84)

The decrease in total other income for the six months ended June 30, 2021 is related to royalties receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by the Company in March 2006) sold certain assets and intellectual property to ThermoFisher Scientific Company, or TSC (formerly Invitrogen Corporation) through the APA and other related agreements. The assets and technology were not part of the Company’s product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, the company recognized $18,000 and $144,000 of other income arising from sales related to this transaction during the three and six months ended June 30, 2021, respectively. We have no knowledge of TSC’s activities and cannot predict when we may receive income under the APA, if any.

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

The following table summarizes total income tax benefit for the three and six months ended June 30, 2020 and 2021 (in $000s except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Difference		June 30,		Difference
	2020	2021	$	%	2020	2021	$	%
Total income tax benefit	$286	$964	$678	237	$576	$1,651	$1,075	187

The total income tax benefit comprises research and development tax credits recoverable. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year and the availability of trading losses.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will continue to elect to receive payment of the tax credit. The amount of tax credits we will receive is entirely dependent on the amount of eligible expenses we incur and could be restricted by any future cap introduced by UK taxation authorities. As we expect our eligible expenses to be higher in the fiscal year ended December 31, 2021, the level of tax credits recoverable is anticipated to be higher in 2021 compared to the fiscal year ended December 31, 2020.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of June 30, 2020 and 2021 (in $000s):

	June 30,
	2020	2021
Cash and cash equivalents	$25,342	$43,639
Working capital:
Current assets	$27,933	$46,203
Current liabilities	(1,512)	(3,118)
Total working capital	$26,421	$43,085

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments and licensing revenue. We have incurred significant losses since our inception. As of June 30, 2021, we had an accumulated deficit of $374.7 million.

Cash Flows

Cash used in operating, investing and financing activities for the six months ended June 30, 2020 and 2021 is summarized as follows (in $000s):

	Six Months Ended June 30,
	2020	2021
Net cash used in operating activities	$(4,653)	$(7,781)
Net cash (used in) investing activities	(4)	(16)
Net cash provided by financing activities	18,206	17,946

Operating activities

Net cash used in operating activities increased by $3.1 million, from $4.7 million for the six months ended June 30, 2020 to $7.8 million for the six months ended June 30, 2021. The increase in cash used by operating activities was primarily the result of an increase in net loss of $5.1 million, offset by a change in working capital of $1.5 million, increase of stock compensation expense of $0.4 million and change in lease liability of $0.2 million.

Investing activities

Net cash used by investing activities increased by $12,000 for the six months ended June 30, 2021 predominantly due to increased capital expenditures on IT.

Financing activities

Net cash provided by financing activities was $17.9 million for the six months ended June 30, 2021 as a direct result of receiving approximately $13.5 million in net proceeds from the issuance of common stock under an underwriting agreement with Oppenheimer & Co. Inc., and approximately $4.5 million from warrant exercises associated with a co-placement agency agreement with Roth Capital Partners, LLC, Ladenburg Thalmann & Co. Inc., and Brookline Capital Markets, a division of Arcadia Securities, LLC, offset by dividend payments of approximately $0.1 million to the holders of our 6% Preferred Stock.

Net cash provided by financing activities was $18.2 million for the six months ended June 30, 2020 as a direct result of receiving approximately $18.3 million in net proceeds from the issuance of common stock and accompanying common stock warrants under a co-placement agency agreement with Roth Capital Partners, LLC, Ladenburg Thalmann & Co. Inc., and Brookline Capital Markets, a division of Arcadia Securities, LLC, offset by dividend payments of approximately $0.1 million to the holders of our 6% Preferred Stock.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of June 30, 2021, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot ensure that such improvements will be sufficient to provide us with effective internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Controlled Equity Offering Sales Agreement

In June 2019, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) which was declared effective by the SEC on June 21, 2019 (the “Form S-3”). On August 12,  2021, and pursuant to the Form S-3, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. ("Cantor"), pursuant to which it may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million through Cantor as the sales agent. Cantor may sell the Company’s common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act.

Subject to the terms and conditions of the Sales Agreement, Cantor will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon the Company's instructions, including any price, time or size limits specified by the Company. The Company has provided Cantor with customary indemnification rights, and Cantor will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per share sold. The Company has no obligation to sell any of the shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement. The Sales Agreement will terminate upon the sale of all of the shares under the Sales Agreement unless terminated earlier by either party as permitted under the Sales Agreement.

Item 6. Exhibits

Exhibit Number		Description
1.1*		Controlled Equity Offering Sales Agreement, dated as of August 12, 2021, by and among Cyclacel Pharmaceuticals, Inc. and Cantor Fitzgerald & Co.
5.1*		Opinion of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C.
10.1		Employment Agreement between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis.
10.2		Employment Agreement between Cyclacel Pharmaceuticals, Inc. and Paul McBarron.
23.1* 31.1*

Consent of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. (Included in Exhibit 5.1)

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
101

The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

104		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).
	*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: August 12, 2021	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and Executive Vice President, Finance