Form 10-Q
period 2021-09-30
Cyclacel Pharmaceuticals, Inc.
filed 2021-11-12
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021 there were 9,975,135 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

(Unaudited)

	December 31,	September 30,
	2020	2021
ASSETS
Current assets:
Cash and cash equivalents	$33,406	$40,219
Prepaid expenses and other current assets	2,063	3,156
Total current assets	35,469	43,375
Property and equipment, net	106	71
Right-of-use lease asset	1,227	44
Non-current deposits	—	1,509
Total assets	$36,802	$44,999
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$514	$1,515
Accrued and other current liabilities	1,972	2,076
Total current liabilities	2,486	3,591
Lease liability	1,057	44
Total liabilities	3,543	3,635
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2020 and September 30, 2021;
6% Convertible Exchangeable preferred stock; 335,273 shares issued and outstanding at December 31, 2020 and September 30, 2021. Aggregate preference in liquidation of $4,006,512 as of December 31, 2020 and September 30, 2021.	—	—
Series A convertible preferred stock, $0.001 par value; 264 shares issued and outstanding at December 31, 2020 and September 30, 2021.	—	—
Series B convertible preferred stock, $0.001 par value; 237,745 shares issued and outstanding at December 31, 2020 and September 30, 2021.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2020 and September 30, 2021; 6,246,896 and 9,797,735 shares issued and outstanding at December 31, 2020 and September 30, 2021.	6	10
Additional paid-in capital	400,071	421,771
Accumulated other comprehensive loss	(746)	(753)
Accumulated deficit	(366,072)	(379,664)
Total stockholders’ equity	33,259	41,364
Total liabilities and stockholders’ equity	$36,802	$44,999

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021

Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	1,075	4,217	3,344	10,884
General and administrative	1,497	1,781	4,124	5,520
Total operating expenses	2,572	5,998	7,468	16,404
Operating loss	(2,572)	(5,998)	(7,468)	(16,404)
Other income (expense):
Foreign exchange gains (losses)	(25)	9	42	5
Interest income	4	4	36	12
Other income, net	56	—	891	144
Total other income, net	35	13	969	161
Loss before taxes	(2,537)	(5,985)	(6,499)	(16,243)
Income tax benefit	281	998	858	2,650
Net loss	(2,256)	(4,987)	(5,641)	(13,593)
Dividend on convertible exchangeable preferred shares	(50)	(50)	(151)	(151)
Net loss applicable to common shareholders	$(2,306)	$(5,037)	$(5,792)	$(13,744)
Basic and diluted earnings per common share:
Net loss per share – basic and diluted	$(0.47)	$(0.54)	$(1.81)	$(1.60)
Weighted average common shares outstanding	4,863,984	9,368,056	3,197,508	8,575,379

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Net loss	$(2,256)	$(4,987)	$(5,641)	$(13,593)
Translation adjustment	(8,066)	5,348	3,704	2,896
Unrealized foreign exchange gain (loss) on intercompany loans	8,119	(5,443)	(3,765)	(2,903)
Comprehensive loss	$(2,203)	$(5,082)	$(5,702)	$(13,600)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In $000s, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2019	335,537	$—	859,998	$1	$370,142	$(819)	$(357,627)	$11,697
Stock-based compensation	—	—	—	—	90	—	—	90
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(11,187)	—	(11,187)
Translation adjustment	—	—	—	—	—	11,060	—	11,060
Loss for the period	—	—	—	—	—	—	(1,220)	(1,220)
Balances at March 31, 2020	335,537	$—	859,998	$1	$370,182	$(946)	$(358,847)	$10,390
Issue of common stock, pre-funded warrants and warrants on equity financing, net of expenses	—	—	4,003,986	4	18,302	—	—	18,306
Stock-based compensation	—	—	—	—	86	—	—	86
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(697)	—	(697)
Translation adjustment	—	—	—	—	—	709	—	709
Loss for the period	—	—	—	—	—	—	(2,166)	(2,166)
Balances at June 30, 2020	335,537	$—	4,863,984	$5	$388,520	$(934)	$(361,013)	$26,578
Stock-based compensation	—	—	—	—	113	—	—	113
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	8,119	—	8,119
Translation adjustment	—	—	—	—	—	(8,066)	—	(8,066)
Loss for the period	—	—	—	—	—	—	(2,256)	(2,256)
Balances at September 30, 2020	335,537	$—	4,863,984	$5	$388,583	$(881)	$(363,269)	$24,438

Balances at December 31, 2020	573,282	$—	6,246,896	$6	$400,071	$(746)	$(366,072)	$33,259
Issuance of common stock in underwritten offering, net of issuance costs	—	—	2,078,214	2	13,499	—	—	13,501
Warrant Exercises	—	—	909,000	1	4,544	—	—	4,545
Stock-based compensation	—	—	—	—	255	—	—	255
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	1,599	—	1,599
Translation adjustment	—	—	—	—	—	(1,583)	—	(1,583)
Loss for the period	—	—	—	—	—	—	(3,478)	(3,478)
Balances at March 31, 2021	573,282	$—	9,234,110	$9	$418,319	$(730)	$(369,550)	$48,048
Stock-based compensation	—	—	—	—	279	—	—	279
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	941	—	941
Translation adjustment	—	—	—	—	—	(869)	—	(869)
Loss for the period	—	—	—	—	—	—	(5,127)	(5,127)
Balances at June 30, 2021	573,282	$—	9,234,110	$9	$418,548	$(658)	$(374,677)	$43,222
Issue of common stock on At Market issuance sales agreement, net of expenses	—	—	563,625	1	2,954	—	—	2,955
Stock-based compensation	—	—	—	—	319	—	—	319
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(5,443)	—	(5,443)
Translation adjustment	—	—	—	—	—	5,348	—	5,348
Loss for the period	—	—	—	—	—	—	(4,987)	(4,987)
Balances at September 30, 2021	573,282	$—	9,797,735	$10	$421,771	$(753)	$(379,664)	$41,364

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2021
Operating activities:
Net loss	$(5,641)	$(13,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16	36
Stock-based compensation	289	853
Changes in lease liability	(81)	173
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(711)	(2,655)
Accounts payable and other current liabilities	(654)	1,195
Net cash used in operating activities	(6,782)	(13,991)
Investing activities:
Purchase of property, plant and equipment	(54)	(25)
Net cash used in investing activities	(54)	(25)
Financing activities:
Proceeds from issuing common stock and warrant exercises, net of issuance costs	18,307	21,001
Payment of preferred stock dividend	(151)	(151)
Net cash provided by financing activities	18,156	20,850

Effect of exchange rate changes on cash and cash equivalents	(75)	(21)
Net increase in cash and cash equivalents	11,245	6,813
Cash and cash equivalents, beginning of period	11,885	33,406
Cash and cash equivalents, end of period	$23,130	$40,219
Supplemental cash flow information:
Cash received during the period for:
Interest	36	13
Taxes	—	1,352

Non cash financing activities:
Accrual of preferred stock dividends	50	50

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

Through September 30, 2021, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

2.            Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of September 30, 2021, the consolidated statements of operations, comprehensive loss, and stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 and the consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, and all related disclosures contained in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2020 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2021. The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of September 30, 2021, and the results of operations and, comprehensive loss for the three and nine months ended September 30, 2021, and cash flows for the nine months ended September 30, 2021, have been made. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other reporting period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2020 that are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2021.

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

Going Concern

Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued. The Company expects that its cash of approximately $40.2 million as of September 30, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements to early 2023.

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

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. It has now spread globally, including the United States and United Kingdom, where the Company has its operations. The World Health Organization has declared the coronavirus outbreak a pandemic. The extent to which the coronavirus impacts the Company’s financial condition and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate duration of the pandemic, the emergence of new geographic hotspots, the emergence of subsequent outbreaks, travel restrictions, quarantines, social distancing and business closure requirements in the United States, the United Kingdom and other countries, and the effectiveness of actions taken globally to contain and treat the disease. Management continues to evaluate the impact of the COVID-19 pandemic on its current operations and future plans and takes appropriate measures to address any such impact, but there can be no assurance that these efforts will be successful and that the pandemic will not have negative effect on the Company’s financial position and results of operations, but it could materially affect the ability of the Company to raise future capital or to conduct clinical studies on a timely basis.

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

The FASB has issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This standard simplifies the accounting for convertible instruments, such as convertible debt or convertible preferred stock, by eliminating two potential methods in accounting for the embedded conversion feature. The standard also removes certain conditions previously used to evaluate whether a freestanding financial instrument, or certain types of embedded features, are considered to be settled in the issuer’s own equity. Finally, ASU 2020-06 requires that an entity use the if-converted method in calculating the effects of convertible instruments on diluted earnings per share, with one limited exception. As a smaller reporting company, the amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those years. Early adoption is permitted, but no earlier than for fiscal years beginning after December 15, 2020. The Company does not currently have any contracts affected by this guidance, but has nonetheless elected to adopt ASU 2020-06 as of January 1, 2021. There was no impact of early adoption of this pronouncement on the Company’s consolidated financial statements and disclosures.

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

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the nine months ended September 30, 2020 and 2021.

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

Leases

The Company accounts for lease contracts in accordance with ASC 842. As of September 30, 2021, the Company’s one outstanding lease is classified as an operating lease.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease payments, if any, are recognized in the period when the obligation to make those payments is incurred. Lease incentives received prior to lease commencement are recorded as a reduction in the right-of-use asset. Fixed lease incentives received after lease commencement reduce both the lease liability and the right-of-use asset.

The Company has elected an accounting policy to account for the lease and non-lease components as a single lease component.

3.           Revenue

Revenue recognized in the three and nine months ended September 30, 2020 and 2021 was $0.

4.           Net Loss per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the three months ended September 30, 2020 and 2021, as the result would be anti-dilutive:

	September 30,	September 30,
	2020	2021
Stock options	154,594	720,788
6% convertible exchangeable preferred stock	85	85
Series A preferred stock	6,600	6,600
Series B preferred stock	—	1,188,725
Common stock warrants	4,370,525	3,234,379
Total shares excluded from calculation	4,531,804	5,150,577

5.            Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in $000s):

	December 31,	September 30,
	2020	2021
Research and development tax credit receivable	$1,313	$2,514
Prepayments and VAT receivable	684	530
Other current assets	66	112
	$2,063	$3,156

6.            Accrued and Other Liabilities

Accrued and other current liabilities consisted of the following (in $000s):

	December 31,	September 30,
	2020	2021
Accrued research and development	$781	$1,651
Accrued legal and professional fees	325	300
Other current liabilities	866	125
	$1,972	$2,076

Other current liabilities as at 31 December 2020 include accrued compensation and the current portion of the lease liability for the Company’s facility in Dundee, Scotland. This lease was assigned on May 4, 2021 (see note 7).

7.            Leases

The Company currently has one lease, relating to its facility in Berkeley Heights, New Jersey. On May 4, 2021, the Company assigned the operating lease relating to its facility in Dundee, Scotland to the University of Dundee, Scotland for a reverse premium of approximately $400,000, of which 50% was payable on assignment. The remaining 50% is due on May 4, 2022 and is recorded as a payable for the period ended September 30, 2021. The Company has no further obligations, liabilities or commitments in relation to this facility.

As of and for the nine months ended September 30, 2021:

The Company recognized operating lease expenses of $159,898. Cash payments made during the nine months ended September 30, 2021 totaled $166,376 and were presented as cash outflows from operating activities. The remaining lease term as of September 30, 2021 is approximately 1.1 years for the Berkeley Heights facility. The discount rate used by the Company in determining the lease liability was 12%.

Remaining lease payments under the lease are (in $000’s):

2021	$15
2022	36
2023	—
2024	—
2025	—
Thereafter	—
$51

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three and nine months ended September 30, 2020 and 2021 as shown in the following table (in $000s):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
General and administrative	$85	$223	$192	$587
Research and development	28	$96	$97	$266
Stock-based compensation costs before income taxes	$113	$319	$289	$853

2018 Plan

In May 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), under which Cyclacel may make equity incentive grants to its officers, employees, directors and consultants. The 2018 Plan replaces the 2015 Equity Incentive Plan (the “2015 Plan”).

The 2018 Plan allows for various types of award grants, including stock options and restricted stock units.

As of September 30, 2021, the Company has reserved 891,015 shares of the Company’s common stock under the 2018 Plan for future issuances, including shares that were available under the 2015 Plan and carried forward to the 2018 Plan. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

2020 Inducement Equity Incentive Plan

In October 2020, the Inducement Equity Incentive Plan (the “Inducement Plan”) became effective. Under the Inducement Plan, Cyclacel may make equity incentive grants to new senior level Employees (persons to whom the Company may issue securities without stockholder approval). The Inducement Plan allows for the issuance of up to 200,000 shares of the Company’s common stock or the equivalent of such number. As of September 30, 2021, 120,000 shares under the Inducement Plan have been issued, leaving a remaining reserve of 80,000 shares.

Option Grants and Exercises

There were 154,653 options granted during the nine months ended September 30, 2021. These options had a grant date fair value ranging between $3.44-$6.14 per option. There were 56,400 options granted during the nine months ended September 30, 2020. These options had a grant date fair value ranging between $2.48-$3.95 per option. The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718 using the following assumptions:

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2021
Expected term (years)	5 – 6	5 – 6
Risk free interest rate	0.270% – 0.425%	0.420% – 1.000%
Volatility	100% – 114%	96 – 102%
Expected dividend yield over expected term	0.00%	0.00%

There were no stock options exercised during each of the nine months ended September 30, 2020 and 2021, respectively. The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income.

Outstanding Options

A summary of the share option activity and related information is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price Per Share	Term (Years)	Value ($000)
Options outstanding at December 31, 2020	602,683	$11.01	9.39	$1,861
Granted	154,653	$6.29	—	—
Exercised	—	—	—	—
Cancelled/forfeited	(36,548)	$11.03	—	—
Options outstanding at September 30, 2021	720,788	$10.00	8.47	$547

Unvested at September 30, 2021	503,910	$4.72	9.25	$444
Vested and exercisable at September 30, 2021	216,878	$22.25	6.65	$104

The Company issued 14,000 restricted stock units to employees during the year ended December 31, 2019. The Company issued 3,938 additional restricted stock units to employees during the year ended December 31, 2020, of which 1,491 units have been forfeited. The vesting of the remaining 16,447 outstanding restricted stock units is dependent upon certain clinical performance criteria being met. The Company determined that the satisfaction of the clinical conditions was not probable at September 30, 2021 and, as a result, recorded no compensation expense related to restricted stock units for the quarter ended September 30, 2021.

The Company issued 18,992 restricted stock units to its directors during the nine months ended September 30, 2021. These restricted stock units will vest over a period of one or three years. Each restricted stock unit was valued at $6.69 based on their fair value at the date of grant, which is equivalent to the market price of a share of the Company’s common stock. Summarized information for restricted stock units as of September 30, 2021 is as follows:

		Weighted	Weighted
		Average	Average
	Restricted	Grant Date	Remaining
	Stock Units	Value Per Share	Term
Restricted Stock Units outstanding at September 30, 2021	35,439	$8.82	9.01 years

Unvested at September 30, 2021	35,439	$8.82	9.01 years
Vested and exercisable at September 30, 2021	—	$—	9.01 years

9.            Stockholders Equity

August 2021 Controlled Equity Offering Sales Agreement

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

Subject to the terms and conditions of the Sales Agreement, Cantor will use commercially reasonable efforts consistent with its normal trading and sales practices to sell shares of the Company’s common stock from time to time, based upon the Company's instructions, including any price, time or size limits specified by the Company. The Company has provided Cantor with customary indemnification rights, and Cantor will be entitled to a commission at a fixed rate equal to 3.0% of the gross proceeds per share sold. The Company has no obligation to sell any of the shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement. The Sales Agreement will terminate upon the sale of all of the shares under the Sales Agreement unless terminated earlier by either party as permitted under the Sales Agreement.

During the three and nine months ended September 30, 2021, the Company sold 563,625 shares under the Sales Agreement for net proceeds of approximately $3.0 million. An additional 170,800 shares have been sold subsequent to September 30, 2021 for net proceeds of approximately $0.9 million.

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

As of September 30, 2021, 237,745 shares of the Series B Preferred Stock remained issued and outstanding.

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

Warrants

December 2020 Warrants

As of September 30, 2021, warrants to purchase 669,854 shares of common stock remained outstanding. Each warrant shall be exercisable beginning on the 12-month anniversary of the date of issuance for a period of five years after the date of issuance, at an exercise price of $4.13 per Warrant Share. The exercise price of the Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the warrants. The warrants may be exercised on a “cashless” basis.

There were no exercises of these warrants during the three and nine months ended September 30, 2021.

April 2020 Warrants

As of September 30, 2021, 2,190,000 warrants issued in connection with the April 2020 equity financing remained outstanding, each with an exercise price of $5.00. All such warrants were issued in connection with the April 2020 co-placement agency agreement. The common warrants are immediately exercisable and will expire on the fifth anniversary of the original issuance date. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Company’s common stock. The common warrants were issued separately from the common stock and were eligible for transfer immediately after issuance. A common warrant to purchase one share of common stock was issued for every share of common stock purchased in this offering.

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

A total of 909,000 warrants were exercised during the nine months ended September 30, 2021.

July 2017 Warrants

As of September 30, 2021, 374,525 warrants issued in connection with the July 2017 underwritten public offering remained outstanding, each with an exercise price of $40.00. All such warrants were issued in connection with the July 2017 underwritten public offering and are immediately exercisable. The warrants expire in 2024. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of its warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our Common Stock then outstanding after giving effect to such exercise.

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

There were no exercises of these warrants during the three and nine months ended September 30, 2021.

Series A Preferred Stock

8,872 shares of the Company’s Series A Preferred Stock were issued in the July 2017 underwritten public offering. During the year ended December 31, 2017, 8,608 shares of the Series A Preferred Stock were converted into 215,200 shares of common stock. As of September 30, 2021, 264 shares of the Series A Preferred Stock remained issued and outstanding which are convertible into 6,600 shares of common stock.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof, into a number of shares of common stock determined by dividing $1,000 by the initial conversion price of $40.00 per share, subject to a 4.99% blocker provision, or, upon election by a holder prior to the issuance of shares of Series A Preferred Stock, 9.99%, and is subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations. The 264 shares of Series A Preferred Stock issued and outstanding at September 30, 2021, are convertible into 6,600 shares of common stock.

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

6% Convertible Exchangeable Preferred Stock

As of September 30, 2021, there were 335,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (the “6% Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the 6% Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the 6% Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. The 6% Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends. As of September 30, 2021, accrued and unpaid dividends amounted to $50,291.

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

10.          Subsequent Events

Dividends on 6% Preferred Stock

On September 8, 2021, the board of directors declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s Preferred Stock. The cash dividend was paid on November 1, 2021 to the holders of record of the 6% Preferred Stock as of the close of business on October 15, 2021.

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

Overview

Consistent with our mission of developing medicines that expand available treatment options for patients with unmet medical needs, we have three orally-available candidates in clinical development:

●	Fadraciclib (formerly CYC065), a cyclin dependent kinase (CDK) inhibitor selectively targeting CDK2 and CDK9. Oral fadraciclib is currently being evaluated in mid-stage clinical trials in both patients with solid cancers and hematological malignancies.
●	CYC140 is a novel, small molecule, selective and potent PLK-centric inhibitor, primarily targeting PLK1. We are currently planning a streamlined study with oral CYC140 in a broad range of solid tumors in multiple cohorts defined by cancer histology to be followed by a similar study in patients with hematological malignancies.
●	Sapacitabine is a nucleoside analogue with a DNA damage response (DDR) mechanism. It is being evaluated as a combination therapy with venetoclax in patients with relapsed/refractory acute myeloid leukemia (AML).

Cyclacel retains virtually all marketing rights worldwide to the compounds associated with the Company’s drug programs.

Results of Operations

Three And Nine months Ended September 30, 2020 and 2021

Results of Continuing Operations

Revenues

Revenues for each of the three and nine months ended September 30, 2020 and 2021 were $0.

The future

There are no active collaboration, licensing, or clinical supply agreements and consequently no revenues are expected in the foreseeable future.

Research and development expenses

From our inception, we have focused on drug discovery and development programs, with a particular emphasis on orally-available anticancer agents. Our research and development expenses have represented costs incurred to discover and develop novel small molecule therapeutics, including clinical trial costs for fadraciclib, CYC140, and sapacitabine. We have also incurred costs related to the advancement of product candidates through preclinical and clinical stages of development and in-house research to advance our biomarker program and technology platforms. We expense all research and development costs as they are incurred. Research and development expenses primarily include:

●	Clinical trial and regulatory-related costs;
●	Payroll and personnel-related expenses, including consultants and contract research organizations;
●	Preclinical studies and laboratory supplies and materials;
●	Technology license costs;
●	Stock-based compensation; and
●	Rent and facility expenses for our offices and laboratories.

The following table provides information with respect to our research and development expenditures for the three and nine months ended September 30, 2020 and 2021 (in $000s except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Difference		September 30,		Difference
	2020	2021	$	%	2020	2021	$	%
Transcriptional Regulation (fadraciclib)	$854	$3,331	$2,477	290	$2,592	$7,748	$5,156	199
Mitosis Regulation (CYC140)	127	664	537	423	399	2,480	2,081	522
DNA Damage Response (sapacitabine)	54	96	42	78	138	269	131	95
Other research and development programs and expenses	40	126	86	215	215	387	172	80
Total research and development expenses	$1,075	$4,217	$3,142	292	$3,344	$10,884	$7,540	225

Total research and development expenses for the three and nine months ended September 30, 2021 represented 70% and 66% of our operating expenses respectively, an increase over respective comparative periods.

During both the three and nine months ended September 30, 2021, the increase in expenditure for the transcriptional regulation program relative to the respective comparative periods was due to clinical supply manufacturing and opening of clinical trial sites for the evaluation of fadraciclib in a Phase 1/2 studies. Research and development expenses relating to CYC140 increased during both the three and nine months ended September 30, 2021 as the pre-clinical evaluation and clinical trial supply manufacturing of CYC140 progressed.

The future

We anticipate that overall research and development expenses for the year ended December 31, 2021 will increase compared to the year ended December 31, 2020 as we progress both of our clinical development programs.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three and nine months ended September 30, 2020 and 2021 (in $000s except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Difference		September 30,		Difference
	2020	2021	$	%	2020	2021	$	%
Total general and administrative expenses	$1,497	$1,781	$284	19	$4,124	$5,520	$1,396	34

Total general and administration expenses for the three and nine months ended September 30, 2021 represented 30% and 34% of our operating expenses respectively, a decrease over respective comparative periods.

During both the three and nine months ended September 30, 2021, the increase in general and administrative expenses was primarily due to a $0.4 million reverse premium in relation to assignation of our lease facility in Dundee, Scotland and an increase in legal, professional and recruitment costs relating to expansion of the clinical team.

The future

We expect general and administrative expenditures for the year ended December 31, 2021 to increase by approximately 20% compared to our expenditures for the year ended December 31, 2020 due to lease assignation premium, legal, professional and recruitment costs.

Other income (expense), net

The following table summarizes other income for the three and nine months ended September 30, 2020 and 2021 (in $000 except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Difference		September 30,		Difference
	2020	2021	$	%	2020	2021	$	%
Foreign exchange gains (losses)	$(25)	$9	$34	(136)	$42	$5	$(37)	(88)
Interest income	4	4	—	—	36	12	(24)	(67)
Other income, net	56	—	(56)	(100)	891	144	(747)	(84)
Total other income	$35	$13	$(22)	(63)	$969	$161	$(808)	(83)

The decrease in total other income for the nine months ended September 30, 2021 is related to royalties receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by the Company in March 2006) sold certain assets and intellectual property to ThermoFisher Scientific Company, or TSC (formerly Invitrogen Corporation) through the APA and other related agreements. The assets and technology were not part of the Company’s product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, the company recognized $0 and $144,000 of other income arising from sales related to this transaction during the three and nine months ended September 30, 2021, respectively. We have no knowledge of TSC’s activities and cannot predict when we may receive income under the APA, if any.

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

The following table summarizes total income tax benefit for the three and nine months ended September 30, 2020 and 2021 (in $000s except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Difference		September 30,		Difference
	2020	2021	$	%	2020	2021	$	%
Total income tax benefit	$281	$998	$717	255	$858	$2,650	$1,792	209

The total income tax benefit comprises research and development tax credits recoverable. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year and the availability of trading losses.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will continue to elect to receive payment of the tax credit. The amount of tax credits we will receive is entirely dependent on the amount of eligible expenses we incur and could be restricted by any future cap or other restrictions or modifications introduced by UK taxation authorities. As we expect our eligible expenses to be higher in the fiscal year ended December 31, 2021, the level of tax credits recoverable is anticipated to be higher in 2021 compared to the fiscal year ended December 31, 2020.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of September 30, 2020 and 2021 (in $000s):

	September 30,
	2020	2021
Cash and cash equivalents	$23,130	$40,219
Working capital:
Current assets	$25,934	$43,375
Current liabilities	(1,712)	(3,591)
Total working capital	$24,222	$39,784

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments and licensing revenue. We have incurred significant losses since our inception. As of September 30, 2021, we had an accumulated deficit of $379.7 million.

Cash Flows

Cash used in operating, investing and financing activities for the nine months ended September 30, 2020 and 2021 is summarized as follows (in $000s):

	Nine Months Ended September 30,
	2020	2021
Net cash used in operating activities	$(6,782)	$(13,991)
Net cash used in investing activities	(54)	(25)
Net cash provided by financing activities	18,156	20,850

Operating activities

Net cash used in operating activities increased by $7.2 million, from $6.8 million for the nine months ended September 30, 2020 to $14.0 million for the nine months ended September 30, 2021. The increase in cash used by operating activities was primarily the result of an increase in net loss of $7.9 million, a change in working capital of $0.1 million, offset by an increase of stock compensation expense of $0.6 million and change in lease liability of $0.2 million.

Investing activities

Net cash used by investing activities decreased by $29,000 for the nine months ended September 30, 2021, predominantly due to decreased capital expenditures on IT equipment.

Financing activities

Net cash provided by financing activities was $20.9 million for the nine months ended September 30, 2021 as a direct result of receiving approximately:

●	$13.5 million in net proceeds from the issuance of common stock under an underwriting agreement with Oppenheimer & Co. Inc.,
●	$4.5 million from warrant exercises associated with a co-placement agency agreement with Roth Capital Partners, LLC, Ladenburg Thalmann & Co. Inc., and Brookline Capital Markets, a division of Arcadia Securities, LLC, and
●	$3.0 million from the issuance of common stock under a controlled equity offering sales agreement with Cantor Fitzgerald & Co.,
●	offset by dividend payments of approximately $0.2 million to the holders of our 6% Preferred Stock.

Net cash provided by financing activities was $18.2 million for the nine months ended September 30, 2020 as a direct result of receiving approximately $18.3 million in net proceeds from the issuance of common stock and accompanying common stock warrants under a co-placement agency agreement with Roth Capital Partners, LLC, Ladenburg Thalmann & Co. Inc., and Brookline Capital Markets, a division of Arcadia Securities, LLC, offset by dividend payments of approximately $0.1 million to the holders of our 6% Preferred Stock.

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. Although we are not reliant on institutional credit finance and therefore not subject to debt covenant compliance requirements or potential withdrawal of credit by banks, we are reliant on the availability of funds and activity in equity markets. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or make changes to our operating plan. In addition, we may have to partner one or more of our product candidates at an earlier stage of development, which would lower the economic value of those programs to us. Management continues to evaluate the impact of the COVID-19 pandemic on its current operations and future plans and takes appropriate measures to address any such impact, but there can be no assurance that these efforts will be successful and that the pandemic will not have negative effect on the Company’s financial position and results of operations, but it could materially affect the ability of the Company to raise future capital or to conduct clinical studies on a timely basis.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide information in response to this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of September 30, 2021, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes made in our internal controls over financial. The ‘stay at home’ orders issued by the United States, United Kingdom and overseas governments in the global fight against the coronavirus pandemic has not resulted in any significant changes in our internal controls over financial reporting.

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
101

The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

104		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).
	*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: November 12, 2021	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and Executive Vice President, Finance