Form 10-K
period 2021-12-31
Cyclacel Pharmaceuticals, Inc.
filed 2022-03-30
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), as of June 30, 2021 (based upon the closing sale price of $5.92 of such shares on The NASDAQ Capital Market on June 30, 2021), the last business day of the registrant’s most recently completed second fiscal quarter, was $54,665,931.

As of March 24, 2022, there were 9,993,135 shares of the registrant’s common stock outstanding.

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

Our business is subject to the following principal risks and uncertainties:

Risks Associated with Development and Commercialization of Our Drug Candidates

●	The cost, time, and possibility of delays associated with clinical trials, which may be required to continue beyond our available funding. We cannot be certain that we will be able to raise sufficient funds to complete the development and commercialize any of our product candidates currently in clinical development, should they succeed.
●	We may suffer significant delays, setbacks or negative results in, or termination of, our clinical trials.
●	We are making use of biomarkers, which are not scientifically validated, and our reliance on biomarker data may thus cause us to direct our resources inefficiently.
●	We may be unable to directly control the timing, conduct and expense of our clinical trials, due to our reliance on contract research organizations and other third parties to conduct clinical trials.
●	We have no manufacturing capacity and will rely on third party manufacturers for the late-stage clinical trials, development and commercialization of any drugs we may develop or sell.
●	We may encounter difficulties in managing our growth and expanding our operations successfully as we evolve from a company primarily involved in discovery and development to one also involved in the commercialization of drugs and devices.
●	Our drug candidates are subject to extensive regulation, which can be costly and time-consuming, and we may not obtain approvals for the commercialization of any of our drug candidates.
●	Even if we successfully complete the clinical trials for one or more of our product candidates, the product candidates may fail for other reasons.
●	We face intense competition and our competitors may develop drugs that are less expensive, safer, or more effective than our drug candidates.
●	If we fail to enter into and maintain successful strategic alliances for our drug candidates, we may have to reduce or delay our drug candidate development or increase our expenditures.
●	If our drug candidates or distribution partners’ products fail to achieve market acceptance, we may not be able to generate significant revenue and our business would suffer, and our business may be affected by the efforts of government and third-party payors to contain or reduce the cost of healthcare through various means.
●	We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for a product candidate and may have to limit its commercialization.
●	We may be subject to numerous and varying privacy and security laws, and our failure to comply could result in penalties and reputational damage.

Risks Related to Our Business and Financial Condition

●	We may face difficulty raising additional capital in the future which may not be available to us on reasonable terms, if at all, when or as we require additional funding.
●	Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
●	The United Kingdom’s withdrawal from the European Union could adversely impact our business, results of operations and financial condition.
●	We have a history of operating losses and we may never become profitable. Our stock is a highly speculative investment.
●	If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
●	Funding constraints may negatively impact our research and development activities, forcing us to delay our efforts to develop certain product candidates in favor of developing others, which may prevent us from commercializing our product candidates as quickly as possible.
●	Our business has been and may continue to be adversely affected by the ongoing coronavirus pandemic.
●	We are experiencing an increasingly tight and competitive labor market with an increase in employee turnover rates and higher compensation and hiring costs. This may have an adverse effect on our ability to attract and retain skilled personnel and may harm our business.

Risks Related to our Intellectual Property

●	If we fail to enforce adequately or defend our intellectual property rights, our business may be harmed.
●	We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

Risks Related to Securities Regulations and Investment in Our Securities

●	Failure to achieve and maintain internal controls in accordance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.
●	We incur increased costs and management resources as a result of being a public company, and we may fail to comply with public company obligations.
●	We may have limited ability to pay cash dividends on our preferred stock, and there is no assurance that future quarterly dividends will be declared.
●	The future sale of our common and convertible preferred stock and future issuances of our common stock upon conversion of our preferred stock could negatively affect our stock price and cause dilution to existing holders of our common stock.
●	The number of shares of common stock which are registered, including the shares to be issued upon exercise of our outstanding warrants, is significant in relation to our currently outstanding common stock and could cause downward pressure on the market price for our common stock.
●	Our management team will have broad discretion over the use of the net proceeds from any sale of our securities.

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

General

We are a clinical-stage biopharmaceutical company working to develop innovative cancer medicines based on cell cycle, transcriptional regulation and mitosis control biology. We are a pioneer company in the field of cancer cell cycle biology with a vision to improve patient healthcare by translating insights in cancer biology into medicines that can overcome resistance and ultimately increase a patient’s overall survival.

The transcriptional regulation program is evaluating fadraciclib, a CDK2/9 inhibitor, in solid tumors and hematological malignancies. The anti-mitotic program is evaluating CYC140, a PLK1 inhibitor, in advanced cancers. Our strategy is to build a diversified biopharmaceutical business based on a pipeline of novel drug candidates addressing oncology and hematology indications.

We have retained rights to commercialize our clinical development candidates and our business objective is to enter into selective partnership arrangements with these programs. Substantially all our efforts to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

Cell Cycle Control Biology

Loss of control of the cell cycle, the process by which cells grow and divide, lies at the heart of cancer. In normal cells, a complex set of interacting proteins tightly regulates progression through the phases of the cell cycle by which a cell grows, replicates its DNA and divides. This process also includes mechanisms known as cell cycle checkpoints, to ensure all necessary events of each cell cycle phase are completed before beginning the next phase. Specific isoforms of cyclin dependent kinases, or CDKs, and Polo-like Kinases, or PLKs, are some of the key regulators among the numerous genes and proteins involved in cell cycle checkpoints. If checkpoint control events are not completed correctly, the cancer cells may commit suicide by a process of programmed cell death called apoptosis. We seek to enhance and facilitate apoptotic outcomes in cancer cells with the objective of containing the disease and benefitting patients with various cancers.

CDKs interact with proteins called cyclins to regulate cell cycle checkpoints and control transcription, DNA repair and metastatic spread. The discovery of CDKs and cyclins and their regulation of cell cycle checkpoint control were cited in the 2001 Nobel Prize in Physiology or Medicine. Our founder, Professor Sir David Lane, PhD, an internationally recognized authority in cell cycle biology who discovered p53, a key tumor suppressor that malfunctions in about two-thirds of human cancers, first identified CDK2/9 inhibition as an optimal target profile for transcriptionally active CDK inhibitors.

The lead drug in our transcriptional regulation program is fadraciclib (also known as CYC065), a CDK2/9 inhibitor.

Polo Kinases and other mitotic kinases were first discovered in fruit flies by our former Chief Scientist, Professor David Glover, PhD. PLK1 is a serine/threonine kinase playing a central role in cell division, or mitosis. In particular, PLK1 regulates mitotic entry, spindle formation, mitotic exit, cytokinesis and is an important regulator of the DNA damage checkpoint. Cancer cells are much more sensitive to PLK1 depletion than normal cells with intact cell cycle checkpoints. Inhibiting PLK1 blocks proliferation by prolonged mitotic arrest followed by onset of cancer cell death.

The lead drug in our anti-mitotic program is CYC140, a PLK1 inhibitor.

In our DNA damage response, or DDR, program, we have also been developing sapacitabine, an orally available nucleoside analog.

Clinical Development Pipeline

Our pipeline of innovative medicines aims to provide safe and effective anticancer treatment options to patients combined with the convenience of oral administration. Although we initially evaluated both fadraciclib and CYC140 using intravenous, or i.v., administration our recent and planned Phase 1/2 clinical studies use oral administration. During the pandemic, hospitals severely restricted access for patients to clinical studies which in particular impacted those receiving i.v. treatment. Empirical data from our clinical studies also suggested that daily dosing by the oral route is a preferred strategy for both our drugs. We thus moved quickly to switch our studies from i.v. to oral administration of fadraciclib and CYC140. The aim of the current streamlined studies is to assess safety and identify signals of clinical activity which may lead to registration-enabling outcomes.

The following table summarizes our current development programs:

PROGRAM	INDICATION	PHASE
Transcriptional Regulation
Fadraciclib CDK inhibitor (oral)	Solid tumors – multiple cohorts defined by cancer histology and a basket cohort	Phase 1/2 to achieve proof of concept (in progress)
Fadraciclib CDK inhibitor (oral)	Leukemias – multiple cohorts defined by cancer histology and a	Phase 1/2 to achieve proof of concept (in progress)
basket cohort
Mitosis Regulation

CYC140 PLK inhibitor (oral)	Solid tumors – multiple cohorts defined by cancer histology and a basket cohort	Phase 1/2 to achieve proof of concept (in progress)
CYC140 PLK inhibitor (oral)	Leukemias – multiple cohorts defined by cancer histology and a basket cohort	Phase 1/2 to achieve proof of concept (in planning)

DNA Damage Response

Sapacitabine (oral)	AML/MDS combination with venetoclax, BCL2 inhibitor	Phase 1/2 (completed recruitment)

NB: AML: acute myeloid leukemia; CDK: cyclin-dependent kinase; CLL: chronic lymphocytic leukemia; MDS: myelodysplastic syndrome; PLK: polo-like kinase.

We currently retain all global marketing rights to the compounds associated with our clinical-stage drug programs with the exception of Japan in the case of sapacitabine.

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

The best characterized CDK enzymes include CDK2, -4, -6 and -9.

Following Professor Sir David Lane’s insights, our drug discovery and development programs concentrated on the CDK2/9 isoforms, which operate as key components of the p53 pathway.

Pharmacological inhibition of the CDK2/9 isoforms, by medicines like fadraciclib, has been shown to have potent anticancer effects in preclinical and clinical studies against certain cancer types, including some that are resistant to approved treatments. It is hoped that treatment with fadraciclib will result in clinically relevant, tumor cell death in patients with selected cancer types. Fadraciclib inhibits CDK2, which is activated by Cyclin E, an oncogene to which cancer cells become addicted. CDK2/9 inhibitors may be able to overcome cyclin E-dependent resistance to CDK4/6 inhibitor plus hormone therapy regimens when given in combination with one or more of these agents.

The FDA approved CDK4/6 inhibitors, palbociclib, ribociclib and abemaciclib, represent an important therapeutic advance and are associated with clinically meaningful survival advantages with good tolerability when combined with hormone therapy versus hormone therapy alone in patients with hormone receptor positive, HER2-negative breast cancer. Recent clinical data show that treatment failure after CDK4/6 inhibitors is associated with amplification of cyclin E (Turner NC et al, JCO, 2019). Treatment of patients failing CDK4/6 inhibitors with CDK2/9 inhibitors, such as fadraciclib, may provide extended benefit to these patients. Preclinical data suggest that treatment of HER2-positive breast cancer cells resistant to standard of care trastuzumab with a combination of trastuzumab and fadraciclib results in regression of these difficult to treat cancer cells (Scaltriti M et al, PNAS, 2011).

Different CDKs are responsible for controlling different aspects of proliferation which, when dysregulated, can be drivers of particular cancer sub-sets. CDK2 and CDK9 inhibitors have been shown to induce apoptosis of cancer cells. CDK2/9 inhibition may also overcome aberrant cell cycle control in certain non-malignant diseases of proliferation.

Fadraciclib targets:

●	CDK2, which drives cell cycle transition and is activated by Cyclin E.
●	CDK9, which regulates transcription of certain genes through phosphorylation of RNA polymerase II c-terminal domain Ser2., MCL1 mRNA and protein are labile (and turn over rapidly). Blocking CDK9-dependent transcription quickly leads to loss of MCL1 protein, resulting in apoptosis in MCL1-dependent cancer cells. Labile proteins rapidly depleted by short CDK9 inhibitor exposure include MCL1, MYCN, MYC, MYB, BCL2A1 and MDM2.
o	MCL1 is overexpressed in many types of cancer acting as a survival and drug resistance mechanism.
o	MYC proto-oncogenes encode MYC family proteins which are overexpressed in over 50% of human cancers often via gene amplification. MYC proteins are transcriptional regulators which promote cancer cell growth and survival by increasing the expression of target genes involved in cell metabolism and growth.
o	Multiple studies show that knockdown of MCL1 and/or MYC lead to cancer cell death and resensitization to drug treatment.

Fadraciclib is a selective, second-generation inhibitor of CDK2/9 that causes apoptotic death of cancer cells at sub-micromolar concentrations and is bioavailable via oral and intravenous routes. Antitumor efficacy has been achieved in preclinical models with once-a-day oral dosing at well tolerated doses. Translational biology data support development of fadraciclib in MCL1 dependent cancers. In a Phase 1, first-in-human study of fadraciclib, prolonged reduction of MCL1 for at least 24 hours was achieved and anticancer activity observed. Fadraciclib has been shown to inhibit CDK9-dependent oncogenic and leukemogenic pathways, including MYCN and mixed lineage leukemia rearrangements, or MLL-r. Fadraciclib suppresses the MCL1-mediated survival pathway in cancer cells, leading to rapid induction of apoptosis in MCL1 dependent cancer cells, and can reverse drug resistance associated with the addiction of cancer cells to cyclin E, a partner protein of CDK2.

Clinical development

Solid tumors

Advanced cancers (CYC065-01, i.v., NCT02552953)

Fadraciclib, using i.v. administration, has been evaluated in a first-in-human, single agent, ascending dose, Phase 1 trial to assess its safety, tolerability, pharmacokinetics and pharmacodynamics in patients with advanced solid tumors. In part 1 of the study 26 patients were treated with fadraciclib as a 4-hour infusion once every 3 weeks. Part 2 tested a more intensive dosing regimen with 24 patients treated with fadraciclib as a 1-hour infusion or orally on days 1, 2, 8 and 9 every 3 weeks. One patient with MCL1 amplified endometrial cancer has experienced a confirmed partial response after 4 cycles and remains on fadraciclib monotherapy for more than two years with 100% reduction in target tumor lesions and a negative PET scan. Another patient with cyclin E amplified ovarian cancer has achieved cancer shrinkage of target tumor lesions of 29% after 4 cycles. In part 3 of the study high bioequivalence of an oral formulation of fadraciclib was reported at the 32nd EORTC-NCI-AACR (ENA) Symposium in October 2020. Dose limiting toxicities were reversible neutropenia, thrombocytopenia, febrile neutropenia, diarrhea, hypomagnesemia, white blood cell lysis syndrome and its associated electrolyte abnormalities and liver enzyme elevations.

Supported by strong preclinical activity, the observation of durable suppression of MCL1 in patients and preliminary evidence of anticancer activity from this study, we have commenced a Phase 1/2 clinical study in a broad range of solid tumors.

Advanced solid tumors and lymphomas (CYC065-101, dosed orally, NCT04983810)

The Phase 1/2 registration-directed trial uses a streamlined design and will first determine the recommended Phase 2 dose (RP2D) for single-agent, oral fadraciclib. Once RP2D has been established, the trial will immediately enter proof-of-concept, cohort stage, using a Simon 2-stage design, where single agent fadraciclib will be administered to patients in up to eight cohorts defined by histology thought to be sensitive to the drug’s mechanism of action and informed by the clinical activity of fadraciclib in previous studies. The cohorts will include patients with breast cancer (selected for metastatic, hormone receptor positive, HER-2 negative, post-CDK4/6 inhibitor; HER-2 refractory; or triple negative), colorectal (including KRAS mutant), endometrial, hepatobiliary and ovarian cancers, and certain lymphomas. An additional basket cohort will enroll patients with mechanistically relevant biomarkers, including MCL1, MYC and cyclin E, regardless of histology. The protocol allows for expansion of a cohort based on response which may allow acceleration of the clinical development and registration plan for fadraciclib. Twelve patients have been dosed to date.

Leukemias

Chronic lymphocytic leukemia (CYC065-02, i.v., NCT03739554)

CLL cell survival depends on the expression of anti-apoptotic proteins, including MCL1 and BCL2. In this context, targeting MCL1 or BCL2 releases pro-death signals and commits CLL cells to apoptosis. In preclinical studies, rapid cell death was induced in CLL and multiple myeloma patient-derived cell lines after short exposure to fadraciclib, even in the presence of stromal cells which confer protection from standard treatments. MCL1 down-regulation was observed, consistent with the pro-apoptotic mechanism of fadraciclib. Fadraciclib synergizes with venetoclax in preclinical models at clinically achievable concentrations, supporting the clinical investigation of combination regimens of fadraciclib and venetoclax.

In a Phase 1 study, i.v. fadraciclib was evaluated in combination with venetoclax in patients with relapsed or refractory CLL. The study design and preliminary data were presented at a poster during the 2019 Annual Meeting of the American Society of Hematology. Fadraciclib was administered intravenously via four-hour infusion on days 1 and 15 in combination with daily oral venetoclax. Initial dose escalation is 33% and upon occurrence of the first dose limiting toxicity, or DLT, 25%. The primary objective is determination of a recommended Phase 2 dose, or RP2D, defined as the highest dose level at which less than one-third of at least six patients experience a DLT during the first treatment cycle. Treatment continued until progression of disease, unacceptable toxicity or changes in patient condition that renders patients ineligible for further treatment. Laboratory tests and CT scans were performed regularly to assess response according to standard criteria.

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

Acute myeloid leukemia, or AML (CYC065-03, i.v., NCT04017546)

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

We completed enrolment in a Phase 1 study evaluating i.v. fadraciclib in combination with venetoclax in patients with relapsed or refractory AML or MDS. The study design and preliminary data were presented at a poster during the 2019 Annual Meeting of the American Society of Hematology. Fadraciclib is being administered intravenously via four-hour infusion on days 1 and 15 in combination with daily venetoclax on days 1 to 15. Initial dose escalation is 33% and 25% upon occurrence of DLT. The primary objective is determination of RP2D defined as the highest dose level at which less than one-third of at least six patients experience a DLT during the first treatment cycle. Treatment continued until progression of disease, unacceptable toxicity or changes in patient condition that renders patients ineligible for further treatment.

Four of twelve patients in CYC065-03 achieved decreases in leukemia blast cells in their peripheral blood as reported by investigators.

Leukemia or myelodysplastic syndromes (CYC065-102, dosed orally, NCT05168904)

This Phase 1/2 registration-directed trial uses a streamlined design and will first determine the recommended Phase 2 dose (RP2D) for single-agent, oral fadraciclib. Once RP2D has been established, the trial will immediately enter proof-of-concept, cohort stage, using a Simon 2-stage design. Oral fadraciclib, both as a single agent and in combinations, will be administered to patients in up to seven cohorts relevant to the drug’s mechanism of action and informed by the clinical activity of fadraciclib in previous studies.

Single-agent cohorts will include patients with acute myeloid leukemia (AML) or MDS who have an inadequate response or have progressed on venetoclax combinations with hypomethylating agent (HMA) or low dose Ara C; relapsed/refractory AML or MDS patients with FLT3, KIT or MAPK pathways (including N and K RAS, BRAF, PTPN11, NF1). The trial will also include patients with chronic lymphocytic leukemia (CLL) who have progressed after at least two lines of therapy including a BTK inhibitor and venetoclax.

Combination cohorts for patients with AML or MDS are: fadraciclib and azacitidine for patients with AML or MDS who progressed with hypomethylating (HMA) treatments and also fadraciclib and venetoclax for patients that have progressed after venetoclax therapy. A further combination cohort of fadraciclib and venetoclax will enroll patients with CLL or small lymphocytic lymphoma (SLL) who have progressed after venetoclax therapy. An additional basket cohort will evaluate patients with biomarkers relevant to the drug’s mechanism, including MCL1 and MYC.

The protocol allows for expansion of a cohort based on response which may allow acceleration of the clinical development and registration plan for fadraciclib. Two patients have been dosed on the study to date.

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

The MYCN oncogene is over-expressed in several types of cancer, most notably neuroblastoma, and also rhabdomyosarcoma, medulloblastoma, astrocytoma, Wilms’ tumor and small cell lung cancer. Amplification of MYCN is the most common genomic alteration in aggressive neuroblastoma and is associated with poor clinical outcome. Preclinical data presented at the 2016 Childhood Cancer Meeting demonstrated that fadraciclib prolonged survival in MYCN-addicted neuroblastoma models. Neuroblastoma cells with MYCN amplification and overexpression were found to be particularly sensitive. Treatment with fadraciclib was associated with inhibition of MYCN transcription, downregulation of MYCN protein, blocking neuroblastoma cell proliferation and induction of apoptosis. There are no approved drugs that directly target MYCN, prompting investigation of indirect approaches such as suppression of MYCN gene expression via CDK9 inhibition, or exploitation of a synthetic lethal relationship between MYCN amplification/overexpression and inhibition of CDK2.

●	May reverse drug resistance associated with addiction of cancer cells to cyclin E, the partner protein of CDK2

Fadraciclib as a single agent can induce tumor growth delay in HER2-positive breast cancer cells addicted to cyclin E and resistant to trastuzumab, while administration of fadraciclib in combination with trastuzumab resulted in regression or sustained tumor growth inhibition.

●	May have activity in KRAS-mutated cancers

Researchers led by Frank McCormick, PhD of University of California San Francisco and NCI’s Frederick National Lab for Cancer Research reported that overactive KRAS mutants are impeded by CDK9 inhibition ( Pui Lai L, et al, SLAS Discovery I-II 2021). These data expand on previous publications which report that dual CDK2/9 inhibition is an optimal strategy to treat colorectal cancer (Somarelli JA, et al, Mol Cancer Ther, 2020), that KRAS mutant pancreatic cancer is sensitive to CDK9 inhibition (Blake DR, et al, Science Signalling, 2019), and that fadraciclib showed efficacy against KRAS mutant lung cancer in preclinical PDX models (Kawakami M, et al J Natl Cancer Inst, 2017). Collectively these publications suggest the potential for the therapeutic use of fadraciclib in KRAS-mutated cancers, including colorectal, lung and pancreatic.

●	Induces leukemia cell death and can combine beneficially with other anti-cancer drugs

Fadraciclib targets key CDK9-dependent oncogenic and leukemogenic survival pathways. Data presented at the 2018 Annual Meeting of the American Association of Cancer Research demonstrated strong synergy between, fadraciclib, and venetoclax in primary CLL, cells obtained from patients, including those with 17p deletions. In addition, the combination was active in two CLL samples which were resistant to either agent alone.

Data presented at the 2016 Annual Meeting of the American Association of Cancer Research demonstrated that fadraciclib can induce cell death and combine beneficially with anti-cancer drugs from the BCL2 and BET (Bromodomain and Extra-Terminal domain) inhibitor classes, in in vitro models of B-cell lymphoma, including double-hit lymphomas. Combinations of fadraciclib with the BCL2 inhibitor venetoclax, or BET inhibitors were both synergistic. Short exposure to fadraciclib was sufficient to downregulate MYC and MCL1 and induce cell death. Fadraciclib treatment had no impact on BCL2 levels.

These findings support the hypothesis that dual targeting of the MCL1- and BCL2-dependent mechanisms could induce synergistic cell death by apoptosis and highlight an opportunity to rationally disrupt the pathways promoting survival of leukemia cells.

Mitosis Regulation Program

Polo-Like-Kinase inhibitor — CYC140

In our Polo-like Kinase, or PLK, inhibitor program, we have discovered potent and selective small molecule inhibitors of PLK1. Polo Kinase was discovered by Professor David Glover, our former Chief Scientist.

PLK1 is a serine/threonine kinase with a central role in cell division, or the mitotic phase of the cell cycle, and is an important regulator of the DNA damage checkpoint. PLK1 over-expressing tumors include colorectal, esophageal, gastric, leukemia, lung, lymphoma, ovarian and squamous cell cancers, as well as MYC amplified cancers including breast. Recent data with another PLK1 inhibitor in clinical development, suggest that PLK1 inhibition may be effective in KRAS-mutated metastatic colorectal cancer.

CYC140 is a novel, small molecule, selective, PLK1 inhibitor which has demonstrated potent and selective target inhibition (PLK1 IC50 ~ 3 nM) and impressive efficacy in human tumor xenografts at non-toxic doses. CYC140 has improved pharmaceutical properties over earlier, clinical stage, PLK inhibitors. Our translational biology program supports the development of CYC140 in acute leukemias and solid tumors.

Clinical development

Advanced leukemias and MDS (140-01, i.v., NCT03884829)

Seven patients with advanced leukemias have been recruited in this first-in-human, single agent, dose escalation study of CYC140 given intravenously, and enrollment is completed. No dose-limiting toxicities have been observed.

Advanced solid tumors and lymphomas (CYC140-101, orally dosed)

Supported by strong preclinical activity we have opened a streamlined Phase 1/2 clinical study in a broad range of solid tumors. This Phase 1/2 registration-directed trial will determine in dose escalation the recommended Phase 2 dose (RP2D) for single-agent oral CYC140. Once RP2D has been established, the trial will immediately enter proof-of-concept, cohort stage, using a Simon 2-stage design. In this stage CYC140 will be administered to patients in up to seven mechanistically relevant cohorts plus a basket cohort which will enroll patients with biomarkers relevant to the drug’s mechanism.

This study is planned to be followed by a similar study to evaluate oral CYC140 in hematological malignancies. The aim of these studies is to identify clinical activity which may lead to registration-enabling studies.

Published preclinical data

Preclinical data presented at the 2016 28th EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium and at the 2017 Annual Meeting of the American Association of Cancer Research demonstrated the therapeutic potential of CYC140 as a targeted anti-cancer agent. The data demonstrated that CYC140 is a selective PLK1 inhibitor which is highly active against both solid and liquid cancer models, preferentially induces growth inhibition and cell death in malignant versus non-malignant cells.

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

We hold the worldwide rights to commercialize sapacitabine, except for Japan, for which Daiichi Sankyo Co., Ltd., or Daiichi Sankyo, has a right of first negotiation. In 2008, sapacitabine received orphan drug designation for the treatment of AML and MDS from the European Medicines Agency, or EMA, which confers a range of benefits, including market exclusivity for a period of 10 years following approval for either indication. In 2010, FDA granted orphan drug designation to sapacitabine for the treatment of AML and MDS, which confers a range of benefits, including market exclusivity for a period of seven years from approval.

Clinical development

Sapacitabine and venetoclax

We have dosed 13 patients in a Phase 1/2 study (NCT01211457) evaluating sapacitabine in an oral combination regimen with venetoclax in patients with relapsed or refractory AML or MDS. This study is enrolling patients with relapsed or refractory AML or MDS with the primary objective of determining safety and efficacy of the combination. Secondary objectives include CR, CRp, PR, or major HI, duration of response, transfusion requirements, number of hospitalized days and overall survival.

Investigator sponsored Phase 1/2 trial of sapacitabine and olaparib in patients with BRCA mutant breast cancer

Approved treatments for advanced breast and ovarian cancer, including BRCA-mutated, include poly ADP-ribose polymerase, or PARP, inhibitors olaparib, niraparib, rucaparib and talazoparib. We believe that sapacitabine, possibly administered alongside a PARP or CDK inhibitor, may offer a complementary approach in this area of unmet medical need. Supported by data from a Phase 1/2 study and expansion cohort of sapacitabine in patients with metastatic breast cancer, a combination regimen of sapacitabine and olaparib is being evaluated in an investigator-sponsored trial by Dana-Farber Cancer Institute. The trial is supported by us in terms of clinical supply of sapacitabine and AstraZeneca and will enroll approximately 64 patients with PARP inhibitor-naïve, metastatic HER2-negative breast cancer with germline BRCA1/2 mutation (NCT03641755). Seven patients have been enrolled to date with two achieving partial response and five prolonged stable disease. The sponsor has notified us that they have decided to close this study for low enrollment.

Sapacitabine in AML

SEAMLESS, randomized Phase 3, pivotal trial of sapacitabine in elderly patients with AML

SEAMLESS was a multicenter, randomized, Phase 3 study of sapacitabine as a front-line treatment in 482 elderly patients aged 70 years or older with newly diagnosed AML who are not candidates for or have refused intensive induction chemotherapy. An investigational arm of oral sapacitabine administered in alternating cycles with intravenous decitabine was compared with a control arm of intravenous decitabine administered alone. Stratification factors at randomization were antecedent hematological disorders, baseline bone marrow blasts and baseline peripheral white blood cell counts. The study was chaired by Hagop M. Kantarjian, M.D., Chairman and Professor, Department of Leukemia, The University of Texas MD Anderson Cancer Center.

On February 23, 2017, we announced that the trial did not meet its primary endpoint of demonstrating statistically significant improvement in overall survival, or OS. An improved rate of complete remission, or CR, a secondary endpoint, was observed in patients who had discontinued therapy at the time of analysis. Other secondary endpoints and safety were similar between the arms. In the stratified subgroup of patients with low baseline peripheral white blood cell count, comprising approximately two-thirds of the population, a trend toward improvement in OS was observed for the experimental arm. The opposite was true for patients with high white blood cell count. SEAMLESS results were presented at the 2017 American Society of Hematology Annual Meeting and subsequently published in a peer-reviewed journal (Kantarjian HM et al, Results of a Randomized Phase 3 Study of Oral Sapacitabine in Elderly Patients with Newly Diagnosed Acute Myeloid Leukemia (SEAMLESS), Cancer 2021).

SEAMLESS completed enrollment in December 2014 with approximately 110 centers in the U.S. and Europe. In December 2014, the independent Data Safety Monitoring Board, or DSMB, conducted a planned interim analysis for futility after 247 events, or patient deaths, and reviewed safety of 470 randomized patients. Although no safety concerns were found, the planned futility boundary had been crossed and the DSMB determined that the study would be unlikely to reach statistically significant improvement in OS, but saw no reasons why recruited patients should discontinue and recommended that they stay on treatment. We therefore followed-up patients as per protocol until the prespecified 424 events had been observed.

Stratified and exploratory subgroup analyses have defined a patient population who may benefit from treatment with the experimental arm. We have received consistent scientific advice guidance from three European regulatory authorities regarding a potential approval pathway for sapacitabine. The discussions followed submission of statistical and exploratory analyses demonstrating sapacitabine’s potential clinical benefit in a subgroup of patients for whom the sapacitabine regimen may represent an improvement over low intensity treatment by decitabine alone. We have received validation of a Pediatric Investigation Plan submitted to EMA.

Investigator-Sponsored Trials (IST’s)

Preclinical data suggest that CDK2/9 inhibitors, such as fadraciclib and related molecules, arrest progress of the cell cycle and may benefit patients with autoimmune and inflammatory diseases as well as diseases of uncontrolled cell proliferation. Potential benefit was reported in glomerulonephritis, graft-versus-host disease, idiopathic pulmonary fibrosis, lupus nephritis, polycystic kidney disease and rheumatoid arthritis. Based on the data, investigators have requested clinical supplies of oral seliciclib, a precursor to fadraciclib, for ISTs.

Two ISTs are ongoing evaluating seliciclib in advanced endocrinologic and inflammatory indications. Cedars-Sinai Medical Center, Los Angeles, CA, with grant support from The National Institute of Diabetes, Digestive and Kidney Diseases and FDA, is evaluating seliciclib in a Phase 2 IST in Cushing’s disease, characterized by high levels of cortisol and associated with pituitary tumors. In a Phase 1/2 IST, with grant support from the United Kingdom’s Medical Research Council, seliciclib is being evaluated as a treatment for advanced rheumatoid arthritis, or RA, by targeting proliferating fibroblasts. If confirmed, this may be a novel approach compared to standard of care RA therapies.

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

In-license Agreement with Daiichi Sankyo

On September 10, 2003, we entered into a license agreement with Daiichi Sankyo with respect to patents and patent applications covering sapacitabine. Daiichi Sankyo filed patent applications claiming sapacitabine, certain crystalline forms and methods for its preparation and use which encompass our chosen commercial development form, as well as related know-how and materials. The license grants us the exclusive right to exploit and sublicense sapacitabine and any other products covered by the patents and patent applications owned by Daiichi Sankyo. The license was originally subject to certain third-party rights related to certain territories, but the license has since been expanded to a worldwide territory. The license agreement also grants to us nonexclusive, sublicensed rights to CNDAC, which is both a precursor compound and initial metabolite of sapacitabine.

We are under an obligation to use reasonable endeavors to develop a product and obtain regulatory approval to sell a product. We agreed to pay Daiichi Sankyo an up-front fee, reimbursement for Daiichi Sankyo’s enumerated expenses, milestone payments and royalties on a country-by-country basis. Under this agreement, $1.6 million was paid in April 2011, and further aggregate milestone payments totaling approximately $10.0 million could be payable subject to achievement of specific contractual milestones and our decision to continue with these projects. The up-front fee and certain past reimbursements have been paid. Royalties are payable in each country for the term of patent protection in the country or for ten years following the first commercial sale of licensed products in the country, whichever is later. Royalties are payable on net sales. Net sales are defined as the gross amount invoiced by us or our affiliates or licensees, less discounts, credits, taxes, shipping and bad debt losses. The agreement extends from its commencement date to the date on which no further amounts are owed under it. If we wish to appoint a third-party to develop or commercialize a sapacitabine-based product in Japan, within certain limitations, Daiichi Sankyo must be notified and given a right of first refusal to develop and/or commercialize in Japan. Effective July 11, 2011, the license was amended to irrevocably waive a termination right Daiichi Sankyo possessed under a provision of the agreement that required us to obtain regulatory approval to sell sapacitabine in at least one country by September 2011 and releases us from all claims and liability of any kind arising under such provision. The amendment further provides that the royalty fee due from us to Daiichi Sankyo on future net sales of sapacitabine be increased by a percentage between 1.25% and 1.50%, depending on the level of net sales of sapacitabine realized. In general, however, the license may be terminated by us for technical, scientific, efficacy, safety, or commercial reasons on six months’ notice, or twelve months if after a launch of a sapacitabine-based product, or by either party for material default.

Patents and Proprietary Technology

Patents and Proprietary Rights

We own 18 patents granted in the United States, 8 granted by the European Patent Office, or EPO, and 43 granted in other countries worldwide. In addition, we have a license to 23 patents granted in the US, by the EPO or worldwide.

We have 2 patent applications pending in the United States, 3 before the EPO, 24 pending patent applications in other countries and 2 pending PCT applications still in the international application phase. No assurances can be given that any patents will be issued with respect to the pending applications, nor that the claims will provide equivalent coverage in all jurisdictions.

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

In addition, we understand that other applications and patents exist relating to potential uses of fadraciclib, CYC140 and sapacitabine and that are not part of our current clinical programs for those compounds. Although we intend to continue to monitor the pending applications, it is not possible to predict whether these claims will ultimately be allowed or if they were allowed what their breadth would be. In addition, we may need to commence litigation to enforce any patents issued to us or to determine the scope and validity of third-party proprietary rights. For example, in one case we opposed a European patent relating to human aurora kinase and the patent has been finally revoked (no appeal was filed). Litigation would create substantial costs. We are aware that other patents exist that claim substances, processes, techniques and methods of use, which, if held valid, could potentially restrict the scope of our research, development or manufacturing operations. If competitors prepare and file patent applications in the United States that claim technology that we also claim, we may have to participate in interference proceedings in the United States Patent and Trademark Office to determine which invention has priority. These proceedings could result in substantial costs, even if the eventual outcome is favorable to us. An adverse outcome in litigation could subject us to significant liabilities to third parties and require us to seek licenses of the disputed rights from third parties or to cease using the technology, even a therapeutic product, if such licenses are unavailable or too expensive.

Issued patents for the fadraciclib compound cover the United States, EPO and eleven other countries. Issued patents for CYC140 cover the United States, EPO and seven other countries.

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

Government Regulation

The FDA, EMA and comparable regulatory agencies in state and local jurisdictions impose substantial requirements upon the clinical development, manufacture, marketing and distribution of drugs. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our drug candidates and commercialized drugs.

For example, in the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act and implement regulations. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following:

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

New Drug Application

The results of drug candidate development, nonclinical testing and clinical trials are submitted to the FDA as part of an NDA. The NDA also must contain extensive manufacturing information. Once the submission has been accepted for filing, by law the FDA has six to ten months to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data or an additional pivotal Phase 3 clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaborators do. Once issued, the FDA may withdraw a drug approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA may require further testing, including Phase 4 clinical trials, and surveillance programs to monitor the effect of approved drugs which have been commercialized. The FDA has the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications or indications and in accordance with the provisions of the approved label. Further, if there are any modifications to a drug, including changes in indications, labeling or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require us to develop additional data or conduct additional nonclinical studies and clinical trials.

Fast Track Designation

The FDA’s fast track program is intended to facilitate the development and to expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast-track program, the sponsor of a new drug candidate may request the FDA to designate the drug candidate for a specific indication as a fast-track for the drug candidate. The FDA must determine if the drug candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request.

If fast track designation is obtained, the FDA may initiate review of sections of an NDA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees.

Additionally, the fast-track designation may be rescinded by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

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

A large number of drug candidates are in development for the treatment of leukemia and lymphomas, MDS, gastrointestinal, genitourinary, gynecological and thoracic cancers and other advanced solid tumors. Several biopharmaceutical companies have CDK or MCL1 inhibitors in clinical trials including Amgen, AstraZeneca, Blueprint, Cothera, Dainippon Sumitomo, Eli Lilly, G1 Therapeutics, Kronos Bio, MEI Pharma, Merck, Novartis, Otsuka, Pfizer, Prelude, Servier, Syros, Tiziana and Vincerx. Cardiff Oncology (formerly Trovagene) has a PLK1 inhibitor in clinical trials and we believe that Arbutus, Boehringer Ingelheim, GlaxoSmithKline, Merck, Onconova, and Takeda have been and may continue to be evaluating PLK inhibitors for hemato-oncology indications. Several biopharmaceutical companies have nucleoside analogs on the market or in trials which may be competitive to sapacitabine in hemato-oncology indications including AbbVie, AstraZeneca, BMS, CTI Biopharma, Daiichi Sankyo, Jazz, GlaxoSmithKline, Johnson & Johnson, Eli Lilly, MEI Pharma, Otsuka, Pfizer, Sanofi and Teva. Several companies are pursuing discovery and research activities in each of the other areas that are the subject of our research and drug development programs.

Environmental Social and Government (“ESG”) Matters

We recognize the importance of ESG matters, with a specific focus on Human Capital Management, as integral to creating a sustainable foundation for our long-term business strategy. We support professional development at all levels. We also take report of suspected violations of our codes of conduct and take seriously appropriate action.

As we do not operate laboratories or manufacture products, we believe that our environmental impact is relatively small. We are involved in office waste reduction practices. Our mostly remote workforce has further reduced our carbon footprint. We strive to offer excellent benefits and long-term incentives to help retain our workforce.

Our human capital resources and objectives include identifying, recruiting, retaining and incentivizing our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of equity-based compensation awards in order to increase shareholder value and our success by motivating such individuals to perform to the best of their abilities to achieve our objectives.

We recognize that our industry is specialized and dynamic and a significant aspect of our success is our continued ability to execute our human capital strategy of attracting, engaging, developing and retaining highly skilled talent. There is fierce competition both within our industry and in the geographic locations in which we have offices for highly skilled talent, and we offer a robust set of benefits, career-enhancing learning experiences and initiatives aligned with our mission, vision, and values in order to attract qualified prospective employees and to retain and motivate our employees. We offer competitive compensation for our employees and strongly embrace a pay for performance philosophy in setting and adjusting compensation.

Our codes of conduct clearly outline our commitment to diversity and inclusion, where all employees are welcomed in an environment designed to make them feel comfortable, respected, and accepted regardless of their age, race, national origin, gender, religion, disability or sexual orientation. We have a set of policies explicitly setting forth our expectations for nondiscrimination and a harassment-free work environment. We are also a proud equal opportunity employer and cultivate a highly collaborative and entrepreneurial culture.

Legal Proceedings

From time to time, we may be involved in routine litigation incidental to the conduct of our business. As of December 31, 2021 we were not party to any material legal proceedings.

Corporate information

We were incorporated in Delaware in August 1997. Our corporate headquarters are located at 200 Connell Drive, Suite 1500, Berkeley Heights, New Jersey 07922, and our telephone number is 908-517-7330. Our employees are located in the United States and the United Kingdom.

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

We have or may pursue clinical trials for fadraciclib and CYC140 in more than one indication. There is a risk that unacceptable toxicity or adverse events observed in a trial for one indication could result in the delay or suspension of all trials involving the same drug candidate. Even if we believe that the data collected from clinical trials of our drug candidates are promising with respect to safety and efficacy, such data may not be deemed sufficient by regulatory authorities to warrant product approval. Regulatory officials could interpret such data in different ways than we do which could delay, limit or prevent regulatory approval. The FDA, EMA or we may suspend or terminate clinical trials at any time. Any failure or significant delay in completing clinical trials for our drug candidates, or in receiving regulatory approval for the commercialization of our drug candidates, may severely harm our business and reputation.

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

To the extent we are able to enter into strategic transactions, we will be exposed to risks related to those collaborations and alliances.

We expect to enter into strategic transactions to complete the development and commercialization of some of our drug candidates, including but not limited to after the Phase 2 stage of clinical testing. These arrangements may place the development of our drug candidates outside our control, may require us to relinquish important rights, or may otherwise be on terms unfavorable to us.

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

Also, as a result of the current geopolitical tensions and the conflict between Russia and Ukraine following the recent and ongoing Russian invasion of Ukraine, the governments of the United States, the European Union, Japan and other jurisdictions have recently announced the imposition of sanctions on certain industry sectors and parties in Russia, as well as enhanced export controls on certain products and industries. These and any additional sanctions and export controls, as well as any counter responses by the governments of Russia or other jurisdictions, could adversely affect, directly or indirectly, the global supply chain, with negative implications on the availability and prices of raw materials, energy prices, and our customers, as well as the global financial markets and financial services industry.

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

We are experiencing an increasingly tight and competitive labor market and could face unforeseen challenges in the availability of labor, such as we have experienced since the outbreak of COVID-19. A sustained labor shortage or increased turnover rates within our employee base caused by COVID-19 or related issues such as vaccine mandates, or as a result of general macroeconomic factors, have led and in the future could lead to increased costs, such as increased overtime to meet demand and increased wages to attract and retain employees. We have also been negatively affected and could continue to be negatively affected by labor shortages or constraints experienced by our partners. Failure to achieve and maintain a diverse workforce and leadership team, compensate our employees competitively and fairly, maintain a safe and inclusive environment or promote the well-being of our employees could affect our reputation and also result in lower performance and an inability to retain valuable employees.

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

We have obtained limited product liability insurance coverage for our clinical trials in the United States and in selected other jurisdictions where we are conducting clinical trials. Our primary product liability insurance coverage for clinical trials in the United States is at least $10.0 million and outside of the United States, we have coverage for lesser amounts that vary by country. As such, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash resources and adversely affect our business.

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

We have devoted significant research, development and clinical efforts and financial resources toward the development of sapacitabine. On February 23, 2017, we announced top-line results from the pivotal Phase 3 SEAMLESS study in elderly patients aged 70 years or older with newly diagnosed AML, who are not candidates for or have refused intensive induction chemotherapy. The trial did not meet its primary endpoint of demonstrating statistically significant improvement in overall survival for the experimental arm versus an active control. Our clinical development strategy in hemato-oncology indications is now concentrated more on our two ongoing, clinical programs in transcriptional regulation and mitosis control biology, which include our area of historical expertise in cancer cell cycle biology.

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

We may be subject to numerous and varying privacy and security laws, and our failure to comply could result in penalties and reputational damage.

We are subject to laws and regulations covering data privacy and the protection of personal information including health information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. In the United States, we may be subject to state security breach notification laws, state health information privacy laws and federal and state consumer protections laws which impose requirements for the collection, use, disclosure and transmission of personal information. Each of these laws are subject to varying interpretations by courts and government agencies, creating complex compliance issues for us. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA.

Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. In May 2016, the European Union formally adopted the General Data Protection Regulation (GDPR), which applies to all EU member states from May 25, 2018 and replaced the EU Data Protection Directive. The regulation introduces stringent new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. It has increased our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new EU data protection rules. The GDPR is a complex law and the regulatory guidance is still evolving, including with respect to how the GDPR should be applied in the context of clinical studies.  Furthermore, many of the countries within the European Union are still in the process of drafting supplementary data protection legislation in key fields where the GDPR allows for national variation, including the fields of clinical study and other health-related information.  These variations in the law may raise our costs of compliance and result in greater legal risks.

Risks Related to Our Business and Financial Condition

Our ability to raise additional capital in the future may not be available to us on reasonable terms, if at all, when or as we require additional funding. If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing stockholders would experience further dilution. If we fail to obtain additional funding, we may be unable to complete the development and commercialization of our lead drug candidates, fadraciclib and CYC140, or continue to fund our research and development programs.

We have funded all of our operations and capital expenditures with proceeds from the issuance of public equity securities, private placements of our securities, interest on investments, licensing revenue, government grants, research and development tax credits and product revenue. In order to conduct the lengthy and expensive research, preclinical testing and clinical trials necessary to complete the development and marketing of our drug candidates, we will require substantial additional funds. We may have insufficient public equity available for issue to raise the required additional substantial funds to implement our operating plan and we may not be able to obtain the appropriate stockholder approvals necessary to increase our available public equity for issuance within a time that we may require additional funding. Based on our current operating plan, we expect our existing resources to be sufficient to fund our planned operations into mid-2023, although our estimates may prove to be incorrect and we could spend our available financial resources faster than we currently expect. To meet our long-term financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. To the extent that we raise additional funds through collaborations and licensing arrangements, we may have to relinquish valuable rights to our drug discovery and other technologies, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. Additional funding may not be available to us on favorable terms, or at all, particularly in light of the current economic conditions. Changes to United Kingdom tax legislation related to research and development tax credits may reduce or eliminate the cash flow benefit we receive from these tax credits. If we are unable to obtain additional funds, we may be forced to delay or terminate our current clinical trials and the development and marketing of our drug candidates including fadraciclib and CYC140.

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

The impact of Brexit and the resulting turmoil on the political and economic future of the United Kingdom and the European Union is uncertain, and we may be adversely affected in ways we cannot currently anticipate. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The measures could potentially disrupt the markets and tax jurisdictions in which we operate, including our wholly owned subsidiary Cyclacel Limited, which was organized under the laws of England and Wales, and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose potential customers, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. We may find it more difficult to conduct business in the United Kingdom and the European Union as a result of increased regulatory complexity and possible new restrictions on the movement of goods, capital, and personnel, as well as possible tariffs on imports to and exports from the United Kingdom.

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

We are at an early stage of development as a company and have a limited operating history on which to evaluate our business and prospects. While we earned modest product revenues from the ALIGN business prior to terminating such operations effective September 30, 2012, we have not generated any product revenues from our product candidates currently in development. We cannot guarantee that any of our product candidates currently in development will ever become marketable products. We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy for their intended uses before the FDA, EMA and other regulatory authorities in the United States, the European Union and elsewhere. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or EMA for approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. As our Phase 3 study for AML did not meet its primary endpoint of demonstrating statistically significant improvement in overall survival for the experimental arm versus an active control, our clinical development programs are now all at an early stage of testing in Phase 1∕2. We cannot be certain that the clinical development of these or any other drug candidates in preclinical testing or clinical development will be successful, that we will receive the regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Our commercial revenues from our product candidates currently in development, if any, will be derived from sales of drugs that will not become marketable for several years, if at all.

We have a history of operating losses and we may never become profitable. Our stock is a highly speculative investment.

We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of December 31, 2020 and December 31, 2021, our accumulated deficit was $366.1 million and $385.0 million, respectively. Our net loss was $8.5 million and $18.9 million for the years ended December 31, 2020 and 2021, respectively. Our drug candidates are in the early- to mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years as we continue our research and development of our drug candidates, seek regulatory approvals and commercialize any approved drugs. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.

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

In 2020, in order to comply with the Nasdaq Listing Rule 5450(a)(1), or Bid Price Rule we effected a 1-for-20 reverse stock split of our common stock on April 15, 2020, and on April 29, 2020, we were informed by Nasdaq that we had regained compliance with the Minimum Bid Price Rule as a result of the closing bid price of our common stock being $1.00 per share or greater for the 10 consecutive business day period from April 15, 2020 to April 28, 2020.

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

Research and development is an expensive process. As part of our operating plan, we have decided to concentrate our clinical development strategy on our two ongoing, hemato-oncology clinical programs in transcriptional regulation and mitosis control biology, which include our areas of historical expertise in CDK and PLK inhibitors. Because we have to prioritize our development candidates as a result of budget constraints, we may not be able to fully realize the value of our product candidates in a timely manner, if at all.

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

Despite the implementation of security measures, our internal and cloud-based computer systems and those of our contractors and consultants are vulnerable to damage from such cyber-attacks, including computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such an event could cause interruption of our operations. For example, the loss of data from ongoing or completed clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs. In addition, there can be no assurance that we will promptly detect any such disruption or security breach, if at all. To the extent that any disruption or security breach were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could suffer material legal claims and liability, damage to our reputation, suffer loss or harm to our intellectual property rights and the further research, development and commercial efforts of our products and product candidates could be delayed. The loss of drug development or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

It is still uncertain what the impact of the COVID-19 pandemic will have on the Company and, the degree to which the pandemic will adversely affect our business.

In March 2020, the World Health Organization characterized a new strain of the coronavirus (COVID-19) as a pandemic. In response to the rapid spread of the virus, national, state and local governments issued orders and recommendations to attempt to reduce the spread of COVID-19. We have followed the guidelines from the U.S. Center for Disease Control (CDC) and implemented the recommended safety protocols, and the spread of COVID-19 has also caused us to modify our business practices (including curtailing employee travel and mandatory work-from-home policies where necessary).

The pandemic has led to global supply chain challenges, which have negatively impacted the availability and cost of materials. The global outbreak of COVID-19 has also adversely affected our clinical trials. For example, restrictions on travel and/or transport of clinical materials, as well as diversion of hospital staff and resources to COVID-19 infected patients, has delayed our clinical trial operations and has also affected patient recruitment and the pace of enrollment in our clinical trials.

The extent to which COVID-19 will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of COVID-19 or new variants or the effectiveness of actions to contain and treat COVID-19 and its variants, particularly in the geographies where we or our third-party suppliers, contract manufacturers, or contract research organizations operate. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operations and financial condition.

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

There is a risk that we are infringing or will infringe on the proprietary rights of third parties because patents and pending applications belonging to third parties exist in the United States, the European Union and elsewhere in the world in the areas of our research. Others might have been the first to make the inventions covered by each of our or our licensors’ pending patent applications and issued patents and might have been the first to file patent applications for these inventions. We are aware of several published patent applications, and understand that others may exist, that could support claims that, if granted and held valid, could cover various aspects of our developmental programs, including in some cases particular uses of our drug candidates fadraciclib, CYC140 and sapacitabine, or substances, processes and techniques that we use in the course of our research and development and manufacturing processes. We are aware that other patents exist that claim substances, processes, techniques and methods of use, which, if held valid, could potentially restrict the scope of our research, development or manufacturing operations. In addition, we understand that other applications and patents exist relating to potential uses of fadraciclib, CYC140 and sapacitabine that are not part of our current clinical programs for these compounds. Numerous third-party United States and foreign issued patents and pending applications exist in the area of kinases, including CDK and PLK for which we have research programs. For example, some pending patent applications contain broad claims that could represent freedom to operate limitations for some of our kinase programs should they be issued unchanged. Although we intend to continue to monitor these applications, we cannot predict what claims will ultimately be allowed and if allowed what their scope would be. In addition, because the patent application process can take several years to complete, there may be currently pending applications, unknown to us, which may later result in issued patents that cover the production, manufacture, commercialization or use of our drug candidates. If we wish to use the technology or compound claimed in issued and unexpired patents owned by others, we will need to obtain a license from the owner, enter into litigation to challenge the validity of the patents or incur the risk of litigation in the event that the owner asserts that we infringe its patents. In one case we have opposed a European patent relating to human aurora kinase and the patent has been finally revoked (no appeal was filed).

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

As a public company, we face and will continue to face increased legal, accounting, administrative and other costs and expenses as a public company that we would not incur as a private company. Compliance with the Sarbanes Oxley Act of 2002, as well as other rules of the SEC, the Public Company Accounting Oversight Board and Nasdaq resulted in a significant initial cost to us as well as an ongoing compliance cost. As a public company, we are subject to Section 404 of the Sarbanes Oxley Act relating to internal control over financial reporting. We have completed a formal process to evaluate our internal controls for purposes of Section 404, and we concluded that as of December 31, 2021, our internal control over financial reporting was effective. As our business grows and changes, there can be no assurances that we can maintain the effectiveness of our internal controls over financial reporting. In addition, our independent certified public accounting firm has not provided an opinion on the effectiveness of our internal controls over financial reporting for the year ended December 31, 2021 because we are a smaller reporting company. In the event our independent auditor is required to provide an opinion on such controls in the future, there is a risk that the auditor would conclude that such controls are ineffective.

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

As at December 31, 2021, we had 335,273 shares of 6% Convertible Exchangeable Preferred Stock, 237,745 shares of Series B Preferred Stock and 264 shares of Series A Preferred Stock issued and outstanding.

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

In March 2008 (as subsequently amended, and most recently renewed as of July 8, 2021), we entered into employment agreements with our President and Chief Executive Officer and our Executive Vice President, Finance, Chief Financial Officer and Chief Operating Officer, which contain severance arrangements in the event that such executive’s employment is terminated without “cause” or as a result of a “change of control” (as each such term is defined in each agreement). The financial obligations triggered by these provisions may prevent a business combination or acquisition that would be attractive to stockholders and could limit the price that investors would be willing to pay in the future for our stock.

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

In addition, in the event a third party seeks to acquire our company or acquire control of our company by way of a merger, but the terms of such offer do not provide for our preferred stock to remain outstanding or be converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to our preferred stock, the terms of the Certificate of Designations of our preferred stock provide for an adjustment to the conversion ratio of our preferred stock such that, depending on the terms of any such transaction, preferred stockholders may be entitled, by their terms, to receive up to $10.00 per share in common stock, causing our common stockholders not to receive as favorable a price as the price at which such shares may be trading at the time of any such transaction. As of December 31, 2021, there were 335,273 shares of our preferred stock issued and outstanding. If the transaction were one in which proceeds were received by us for distribution to stockholders, and the terms of the Certificate of Designations governing the preferred stock were strictly complied with, approximately $4.0 million would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time. Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.

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

On December 18, 2020, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Acorn Bioventures, LP (the “Purchaser”), pursuant to which we agreed to offer, issue and sell to the Purchaser, (i) in a registered direct offering, (a) an aggregate of 485,912 shares (the “Common Shares”) of common stock, par value $0.001 per share (“Common Stock”), and (b) an aggregate of 237,745 shares of Series B Convertible Preferred Stock (the “Preferred Shares,” and collectively with the Common Shares, the “Shares”), par value $0.001 per share (“Series B Preferred Stock”), and (ii) in a concurrent private placement, warrants (the “Warrants”) to purchase up to an aggregate of 669,854 shares (the “Warrant Shares”) of Common Stock.

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

The closing of the offering occurred on December 22, 2020 and the net proceeds to us were approximately $6.9 million, after deducting offering expenses payable by us.

On March 12, 2021, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc., as representative of the underwriters identified therein (collectively, the “Underwriters”), pursuant to which we agreed to issue and sell 1,807,143 shares of common stock, $0.001 par value per share, at a public offering price of $7.00 per share (the “Offering”) along with a 30-day overallotment option to purchase up to an additional 271,071 shares of common stock at the public offering price, less underwriting discounts and commissions. The closing of the offering occurred on March 16, 2021, and the net proceeds to us (including exercise of the over-allotment option) were approximately $13.5 million, after deducting placement agent fees and other offering expenses payable by us.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.   Properties

We lease our corporate headquarters in Berkeley Heights, New Jersey. We believe that our existing facilities are adequate to accommodate our business needs.

Item 3.   Legal Proceedings

From time to time, we may be involved in routine litigation incidental to the conduct of our business. As of December 31, 2021, we were not a party to any material legal proceedings.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Capital Market, or Nasdaq, under the symbol “CYCC”. Our preferred stock currently trades on Nasdaq under the symbol “CYCCP”.

Holders of Common Stock

On March 24, 2022, we had approximately 19 registered holders of record of our 9,993,135 shares of common stock outstanding. On March 24, 2022, the closing sale price of our common stock as reported by NASDAQ was $3.17 per share.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This report contains certain statements that may be deemed ‘forward-looking statements’ within the meaning of United States securities laws. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Certain factors that could cause results to differ materially from those projected or implied in the forward-looking statements are set forth in this Annual Report on Form 10-K for the year ended December 31, 2021 under the caption “Item 1A — Risk factors”.

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

During 2021, our primary focus has been on our transcriptional regulation program which is evaluating fadraciclib, a CDK2/9 inhibitor, in solid tumors and hematological malignancies. The anti-mitotic program is evaluating CYC140, a PLK1 inhibitor, in advanced cancers.

We currently retain virtually all marketing rights worldwide to the compounds associated with our drug programs.

Agreements to Sell Securities

On August 12, 2021, we entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. ("Cantor"), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million through Cantor as the sales agent. Cantor may sell our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act. Subject to the terms and conditions of the Sales Agreement, Cantor will use commercially reasonable efforts consistent with its normal trading and sales practices to sell shares of our common stock from time to time, based upon our instructions, including any price, time or size limits specified by us. We have provided Cantor with customary indemnification rights, and Cantor will be entitled to a commission at a fixed rate equal to 3.0% of the gross proceeds per share sold. We have no obligation to sell any of the shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement. The Sales Agreement will terminate upon the sale of all of the shares under the Sales Agreement unless terminated earlier by either party as permitted under the Sales Agreement. During the year ended December 31, 2021, the Company sold 752,425 shares under the Sales Agreement for net proceeds of approximately $4.0 million.

On March 12, 2021, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with Oppenheimer & Co. Inc., as representative of the underwriters identified therein (collectively, the “Underwriters”), pursuant to which we agreed to issue and sell 1,807,143 shares of common stock, $0.001 par value per share, at a public offering price of $7.00 per share (the “Offering”) along with a 30-day overallotment option to purchase up to an additional 271,071 shares of common stock at the public offering price, less underwriting discounts and commissions. The closing of the offering occurred on March 16, 2021, and the net proceeds to us (including exercise of the over-allotment option) were approximately $13.5 million, after deducting placement agent fees and other offering expenses payable by us.

On December 18, 2020 we entered into a definitive securities purchase agreement with Acorn Bioventures, LP, a biotech-focused fundamental investor. Under the agreement, Acorn Bioventures has agreed to purchase in a registered direct offering 485,912 shares of common stock and 237,745 shares of newly designated Series B Preferred Stock (convertible into shares of common stock at a ratio of 1:5), and in a concurrent private placement, warrants to purchase 669,854 shares of common stock, for aggregate net proceeds of approximately $6.9 million. The offering was priced at-the-market pursuant to the rules of the Nasdaq Stock Market. The warrants became exercisable beginning twelve months following the date of issuance, will expire on the five-year anniversary of the date of issuance, and have an exercise price of $4.13 per share.

On April 24, 2020 we announced the public offering of (i) 4,000,000 shares of our common stock (or pre-funded warrants to purchase common stock in lieu thereof) and (ii) common warrants to purchase up to 4,000,000 shares of common stock. Each share of common stock and, as applicable, each pre-funded warrant, was sold together with a common warrant to purchase one share of common stock at a combined effective price to the public of $5.00 per share and accompanying common warrant, and/or $4.999 per pre-funded warrant and accompanying common warrant. For each pre-funded warrant we sold, the number of shares of common stock we offered was decreased on a one-for-one basis. The common warrants are immediately exercisable at a price of $5.00 per share of common stock and will expire five years from the date of issuance. The shares of common stock and/or the pre-funded warrants, and the accompanying common warrants, were purchased together in the offering, but were issued separately and became immediately separable upon issuance. After deducting placement agent fees and other offering expenses payable by us, total net proceeds of the public offering are approximately $18.3 million.

Dividend on Preferred Stock

On December 13, 2021, the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per share on our Preferred Stock. The cash dividend was paid on February 1, 2022 to the holders of record of the Preferred Stock as of the close of business on January 14, 2022.

Results of Operations

Years Ended December 31, 2020 and 2021

Results of Continuing Operations

Revenues

There were no revenues for the years ended December 31, 2020 and 2021.

The future

We do not anticipate any revenues for the foreseeable future.

Research and development

We expense all research and development costs as they are incurred. Research and development expenses primarily include:

●	Clinical trial and regulatory-related costs;
●	Payroll and personnel-related expenses, including consultants and contract research organizations;
●	Preclinical studies and materials;
●	Technology license costs;
●	Stock-based compensation; and
●	Rent and facility expenses for our office.

The following table provides information with respect to our research and development expenditures for the years ended December 31, 2020 and 2021 (in thousands except percentages):

	Year Ended
	December 31,		Difference
	Year ended December 31,		Difference
	2020	2021	$	%
Transcriptional Regulation (fadraciclib)	$3,665	$11,105	$7,440	203
Anti-mitotic (CYC140)	579	3,579	3,000	518
DNA Damage Response (sapacitabine)	203	301	98	48
Other research and development programs and expenses	312	492	180	58
Total research and development expenses	$4,759	$15,477	$10,718	225

Research and development expenses represented 45% and 67% of our operating expenses for the years ended December 31, 2020 and 2021, respectively.

Research and development expenses increased by $10.7 million from $4.8 million for the year ended December 31, 2020 to $15.5 million for the year ended December 31, 2021. Expenditure for the transcriptional regulation program increased by $7.4 million relative to the respective comparative period. This was due to an increase in clinical trial costs of $4.4 million associated with the opening of clinical trial sites for the evaluation of fadraciclib in Phase 1/2 studies which were not included in the MD Anderson alliance, increase in purchases of clinical supplies of $1.2 million, commencement of pre-clinical and toxicology studies costs of $1.1 million and employment costs of $0.7 million. Research and development expenses relating to CYC140 increased by $3.0 million relative to the respective comparative period. This was due largely to increases in pre-clinical evaluation costs of $0.7 million, clinical trial supply manufacturing costs of $1.7 million and employment costs of $0.4 million.

The future

We anticipate that overall research and development expenses for the year ended December 31, 2022 will increase compared to the year ended December 31, 2021 as we progress our clinical development into streamlined Phase 1/2 programs which were not included in the concluded MD Anderson alliance.

General and administrative

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the total general and administrative expenses for the years ended December 31, 2020 and 2021 (in thousands except percentages):

	Year Ended
	December 31,		Difference
	Year ended December 31,		Difference
	2020	2021	$	%
Total general and administrative expenses	$5,877	$7,461	$1,584	27

Total general and administrative expenses represented 55% and 33% of our operating expenses for the years ended December 31, 2020 and 2021, respectively.

Our general and administrative expenditures increased by $1.6 million from $5.9 million for the year ended December 31, 2020 to $7.5 million for the year ended December 31, 2021. The increase was due to $0.4 million costs related to the assignment of our lease facility in Dundee, Scotland and increases in legal and professional costs of $0.5 million, employment and recruitment costs of $0.2 million relating to expansion of the clinical team and stock compensation costs of $0.5 million.

The future

We expect general and administrative expenditures for the year ended December 31, 2022 to be lower than our expenditures for the year ended December 31, 2021, due to reduced recruitment and professional costs.

Other income (expense), net

The following table summarizes the other income (expense) for years ended December 31, 2020 and 2021 (in thousands except percentages):

	Year Ended
	December 31,		Difference
	Year ended December 31,		Difference
	2020	2021	$	%
Foreign exchange gains	$22	$44	$22	(100)
Interest income	42	16	(26)	(62)
Other income, net	891	144	(747)	(84)
Total other income	$955	204	$(751)	(79)

Total other income, net, decreased by approximately $0.8 million from approximately $1.0 million for the year ended December 31, 2020 to approximately $0.2 million for the year ended December 31, 2021. The decrease in other income is primarily related to lower royalties received under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by us in March 2006) sold certain assets and intellectual property to ThermoFisher Scientific Company, or TSC (formerly Life Technologies Corporation) through the APA and other related agreements. The assets and technology were not part of our product development plan following the transaction between Xcyte and us in March 2006. Accordingly, we recognized $891,000 and $144,000 of other income arising from sales related to this transaction during the years ended December 31, 2020 and 2021, respectively. We have no knowledge of TSC’s activities and cannot predict when we may receive income under the APA, if any.

Foreign exchange gains (losses)

Foreign exchange gains increased by $22,000 to a gain of $44,000 for the year ended December 31, 2021 compared to a gain of approximately $22,000 for the year ended December 31, 2020.

We have intercompany loans in place between our parent company based in New Jersey and our subsidiary based in Scotland. The intercompany loans outstanding are not expected to be repaid in the foreseeable future and the nature of the funding advanced is of a long-term investment nature. Therefore, all unrealized foreign exchange gains or losses arising on the intercompany loans are recognized in other comprehensive income until repayment of the intercompany loan becomes foreseeable. Unfavorable unrealized foreign exchange movements related to intercompany loans resulted in a loss of $2.1 million for the year ended December 31, 2021 and a gain of $7.6 million for the year ended December 31, 2020.

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

Income tax benefit

Credit is taken for research and development tax credits, which are claimed from the United Kingdom’s taxation and customs authority (HMRC), in respect of qualifying research and development costs incurred. This credit is an offset to research and development expenditure recorded in the consolidated statement of operations.

The following table summarizes total income tax benefit for the years ended December 31, 2020 and 2021 (in thousands except percentages):

	Year Ended
	December 31,		Difference
	Year ended December 31,		Difference
	2020	2021	$	%
Total income tax benefit	$1,236	$3,847	$2,611	211

The income tax benefit increased significantly by approximately $2.6 million, from $1.2 million for the year ended December 31, 2020 to $3.8 million for the year ended December 31. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the year ending December 2022 and will continue to elect to receive payment of the tax credit. Beyond 2022, we cannot be certain to be eligible to receive this tax credit. The amount of tax credits we will receive is entirely dependent on the amount of eligible research and development expenses we incur and could be restricted by any future cap introduced by HMRC. As we expect our eligible expenses to be higher in the fiscal year ended December 31, 2022, the level of tax credits recoverable is anticipated to be higher in 2022 compared to the fiscal year ended December 31, 2021.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of December 31, 2020 and 2021 (in thousands):

	December 31,
	2020	2021
Cash and cash equivalents	$33,406	$36,559
Working capital:
Current assets	$35,469	$40,942
Current liabilities	(2,486)	(5,294)
Total working capital	$32,983	$35,648

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments, licensing revenue, royalty income, and a limited amount of product revenue from operations discontinued in September 2012. We have incurred significant loses since our inception. As of December 31, 2021, we had an accumulated deficit of $385.0 million.

Cash Flows

Cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2020 and 2021 is summarized as follows (in thousands):

	Year Ended December 31,
	2020	2021
Net cash used in operating activities	$(7,934)	$(18,540)
Net cash used in investing activities	(96)	(27)
Net cash provided by financing activities	29,504	21,737

Operating activities

Net cash used in operating activities increased by $10.6 million, from $7.9 million for the year ended December 31, 2020 to $18.5 million for the year ended December 31, 2021. The increase in cash used by operating activities was primarily the result of an increase in our year-over-year net loss of $10.4 million, an increase in working capital of $1.2 million, offset by an increase in non-cash stock-based compensation of $0.7 million and a change in our lease liability of $0.3 million.

Investing activities

Net cash used in investing activities decreased by $69,000 for the year ended December 31, 2021 due to a decrease in capital expenditures on IT software.

Financing activities

Net cash provided by financing activities was $21.7 million for the year ended December 31, 2021 as a direct result of receiving approximately:

-	$13.5 million in net proceeds from the issuance of common stock under an underwriting agreement with Oppenheimer & Co. Inc.,
-	$4.5 million from warrant exercises associated with a co-placement agency agreement with Roth Capital Partners, LLC, Ladenburg Thalmann & Co. Inc., and Brookline Capital Markets, a division of Arcadia Securities, LLC, and
-	$4.0 million from the issuance of common stock under a controlled equity offering sales agreement with Cantor Fitzgerald & Co., and
-offset by dividend payments of approximately $0.2 million to the holders of our 6% Convertible Exchangeable Preferred Stock.

Net cash provided by financing activities was $29.5 million for the year ended December 31, 2020, primarily as a result of receiving approximately:

-	$18.3 million in net proceeds from the issuance of common stock and accompanying common stock warrants under a co-placement agency agreement with Roth Capital Partners, LLC, Ladenburg Thalmann & Co. Inc., and Brookline Capital Markets, a division of Arcadia Securities, LLC,
-	approximately $4.5 million from warrant exercises associated with the co-placement agency agreement with Roth Capital Partners,
-	approximately $6.9 million of net proceeds from the issuance of common stock and accompanying common stock warrants in a securities purchase agreement with Acorn Bioventures, LP, and
-offset by dividend payments of approximately $0.2 million to the holders of our 6% Convertible Exchangeable Preferred Stock.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future and cannot guarantee that we will generate any significant product revenues until a product candidate has been approved by the FDA or EMA in other countries and successfully commercialized.

We believe that existing funds together with cash generated from operations, including the R&D tax credit, and recent financing activities, are sufficient to satisfy our planned working capital, capital expenditures and other financial commitments through mid-2023. However, we do not currently have sufficient funds to complete development and commercialization of any of our drug candidates. Current business and capital market risks could have a detrimental effect on the availability of sources of funding and our ability to access them in the future, which may delay or impede our progress of advancing our drugs currently in the clinical pipeline to approval by the FDA or EMA for commercialization. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

Contractual Obligations

The following table summarizes our long-term contractual obligations as of December 31, 2021 (in thousands):

		Payments Due by Period
		Less than			More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years
Operating Lease Obligations (1)	$43	$39	$4	$—	$—
(1)	Operating lease obligations relate primarily to leasing of office space at our Berkeley Heights, New Jersey location. The lease for our Berkeley Heights location, which was entered into in August 2020, expires in July 2022.

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

Critical Accounting Policies and Estimates

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

Accrued Research and Development Costs

Accrued research and development costs comprise our best estimates related to the cost of clinical trials, laboratory, and manufacturing activities that were incurred, but not paid or invoiced, as of the end of a reporting period.

Data management and monitoring of our clinical trials are performed with the assistance of contract research organizations, or CROs, or clinical research associates, or CRAs, in accordance with our standard operating procedures. Typically, CROs and CRAs bill monthly for services performed, or based upon milestones achieved. We accrue unbilled clinical trial expenses based on estimates of the level of services performed each period. Moreover, clinical trial costs related to patient enrollment are accrued as patients are entered into and progress through the trial.

We also perform outsourced laboratory and manufacturing activities. We accrue for unbilled laboratory and manufacturing activities performed by third parties based on estimates of their progress towards completing the requested tasks.

As of December 31, 2021, we accrued $2.3 million of clinical trial, laboratory, and manufacturing costs that we believe had been incurred as of year-end but had not been invoiced. This represents approximately 15% of our total research and development expense for the year ended December 31, 2021. The comparable accrual for unbilled research and development costs as of December 31, 2020 was approximately $0.8 million. This accrual represented approximately 16% of our total research and development expense for the year ended December 31, 2020.

When recording these accruals, we must make judgments about the progress of our various clinical activities. We (as well as our CROs and CRAs) are reliant on information being provided timely and accurately by the multitude of clinics and hospitals where the studies are being conducted, some of which are located internationally. We must also make estimates about the progress our third-party vendors are making towards completing laboratory and manufacturing activities.

Stock-based Compensation

We grant stock options, restricted stock units and restricted stock to officers, employees, directors and consultants under our 2018 Equity Incentive Plan (the 2018 Plan) and the 2020 Inducement Equity Incentive Plan. We measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation over the requisite service period. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. The determination of grant-date fair value for stock option awards is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of our employees, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in significant adjustments to the expense recognized for share-based payments.

Recent Accounting Pronouncements Not Yet Effective

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This ASU requires business entities to make annual disclosures about transactions with a government they account for by analogizing to a grant or contribution accounting model under ASC 958-605 or based on International Accounting Standard No. 20. ASU 2021-10 will become effective for us on January 1, 2022. We have evaluated the effect that this guidance will have on our Consolidated Financial Statements and determined it will not have a material impact.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. We do not believe that this new guidance will have a material impact on its financial statements for any past transactions, but it could change the way that we account for subsequent amendments to our outstanding warrants, if any.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information response to this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cyclacel Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cyclacel Pharmaceuticals, Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations (loss), comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Clinical Trial Accrual and Expenses

As discussed in Note 2 and 8 of the consolidated financial statements, the Company’s total accrued expenses for research and development were $2.3 million at December 31, 2021, which included the estimated obligation for pre-clinical and clinical trial expenses incurred as of December 31, 2021, but not paid as of that date. The Company’s clinical trial expenses are based on the Company’s estimates of the level of services performed each period pursuant agreements with third parties that conduct research and development on the Company’s behalf, which results in an accrual or prepaid at period end.

We identified the Company’s accrued clinical trial expenses as a critical audit matter because auditing the application of significant management judgment over the estimate of services provided but not yet invoiced required significant audit effort and a high degree of auditor judgment and subjectivity to evaluate the audit evidence obtained. Specifically, the amount of accrued clinical trial expenses recognized is dependent on the availability of information to make the estimate, including information from multiple sources, the level of effort expended as of the balance sheet date and the associated cost of such services. Additionally, due to the timing of invoicing received from third parties, the actual amounts incurred are not typically known on the date the Company issues its financial statements.

Our audit procedures to evaluate the Company’s estimate of services incurred as of period end pursuant to its clinical trials included, among others:

●	We tested the accuracy and completeness of the underlying data used in the estimates and evaluated the significant assumptions stated above that are used by management to estimate the recorded amounts.

●	To assess the reasonableness of the significant assumptions, we obtained information regarding the nature and extent of progress of clinical trials from the Company’s research and development personnel that oversee the clinical trials and obtained information directly from third parties which indicated the third parties’ estimate of costs incurred to date.

●	To evaluate the completeness and valuation of the accrual clinical trial expenses, we compared invoices received by the Company subsequent to December 31, 2021, to the amounts recognized by the Company as of that date.

●	We inspected the Company’s contracts with third parties and any pending change orders to assess the impact to the amounts recorded.

/s/ RSM US LLP

We have served as the Company’s auditor since 2013.

New York, New York

March 30, 2022

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2020	2021
ASSETS
Current assets:
Cash and cash equivalents	$33,406	$36,559
Prepaid expenses and other current assets	2,063	4,383
Total current assets	35,469	40,942
Property and equipment, net	106	64
Right-of-use lease asset	1,227	30
Non-current deposits	—	1,551
Total assets	$36,802	$42,587
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$514	$2,117
Accrued and other current liabilities	1,972	3,177
Total current liabilities	2,486	5,294
Lease liability	1,057	30
Total liabilities	3,543	5,324
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2020 and December 31, 2021;
6% Convertible Exchangeable preferred stock; 335,273 shares issued and outstanding at December 31, 2020 and December 31, 2021. Aggregate preference in liquidation of $4,006,512 as of December 31, 2020 and December 31, 2021.	—	—
Series A convertible preferred stock, $0.001 par value; 264 shares issued and outstanding at December 31, 2020 and December 31, 2021.	—	—
Series B convertible preferred stock, $0.001 par value; 237,745 shares issued and outstanding at December 31, 2020 and December 31, 2021.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2020 and December 31, 2021; 6,246,896 and 9,993,135 shares issued and outstanding at December 31, 2020 and December 31, 2021.	6	10
Additional paid-in capital	400,071	422,960
Accumulated other comprehensive loss	(746)	(748)
Accumulated deficit	(366,072)	(384,959)
Total stockholders’ equity	33,259	37,263
Total liabilities and stockholders’ equity	$36,802	$42,587

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (LOSS)

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2020	2021

Revenues	—	—

Operating expenses:
Research and development	4,759	15,477
General and administrative	5,877	7,461
Total operating expenses	10,636	22,938
Operating loss	(10,636)	(22,938)
Other income (expense):
Foreign exchange gains (losses)	22	44
Interest income	42	16
Other income, net	891	144
Total other income, net	955	204
Loss before taxes	(9,681)	(22,734)
Income tax benefit	1,236	3,847
Net loss	(8,445)	(18,887)
Dividend on convertible exchangeable preferred shares	(201)	(201)
Beneficial conversion feature of Series B preferred stock	(3,775)	—
Net loss applicable to common shareholders	$(12,421)	$(19,088)
Basic and diluted earnings per common share:
Net loss per share – basic and diluted	$(3.42)	$(2.14)
Weighted average common shares outstanding	3,633,385	8,926,173

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2020	2021
Net loss	$(8,445)	$(18,887)
Translation adjustment	(7,491)	2,123
Unrealized foreign exchange gain (loss) on intercompany loans	7,564	(2,125)
Comprehensive loss	$(8,372)	$(18,889)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2019	335,537	$—	859,998	$1	$370,142	$(819)	$(357,627)	$11,697

Issue of common stock, preferred stock and associated warrants on underwritten offering, net of expenses	237,745	—	4,485,898	4	21,441	—	—	21,445
Beneficial conversion feature of Series B preferred stock	—	—	—	—	3,775	—	—	3,775
Warrant & stock option exercises	—	—	901,000	1	4,484	—	—	4,485
Stock-based compensation	—	—	—	—	430	—	—	430
Preferred stock dividends	—	—	—	—	(201)	—	—	(201)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	7,564	—	7,564
Translation adjustment	—	—	—	—	—	(7,491)	—	(7,491)
Loss for the period	—	—	—	—	—	—	(8,445)	(8,445)
Balances at December 31, 2020	573,282	$—	6,246,896	$6	$400,071	$(746)	$(366,072)	$33,259
Issue of common stock and associated warrants on underwritten offering, net of expenses	—	—	2,078,214	2	13,500	—	—	13,502
Issue of common stock in At Market Issuance sales agreement, net of expenses	—	—	563,814	1	3,869	—	—	3,870
Warrant & stock option exercises	—	—	909,007	1	4,564	—	—	4,565
Stock-based compensation	—	—	—	—	1,157	—	—	1,157
Preferred stock dividends	—	—	—	—	(201)	—	—	(201)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(2,125)	—	(2,125)
Translation adjustment	—	—	—	—	—	2,123	—	2,123
Loss for the period	—	—	—	—	—	—	(18,887)	(18,887)
Balances at December 31, 2021	573,282	$—	9,797,930	$10	$422,960	$(748)	$(384,959)	$37,263

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2020	2021
Operating activities:
Net loss	$(8,445)	$(18,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20	43
Stock-based compensation	430	1,157
Changes in lease liability	(93)	172
Changes in operating assets and liabilities:
Prepaid expenses and other assets	124	(3,931)
Accounts payable, accrued and other current liabilities	30	2,906
Net cash used in operating activities	(7,934)	(18,540)
Investing activities:
Purchase of property, plant and equipment	(96)	(27)
Net cash used in investing activities	(96)	(27)
Financing activities:
Proceeds from issuing common stock and warrants, net of issuance costs	25,160	17,371
Proceeds from the exercise of stock options and warrants, net of issuance costs	4,545	4,567
Payment of preferred stock dividend	(201)	(201)
Net cash provided by financing activities	29,504	21,737

Effect of exchange rate changes on cash and cash equivalents	47	(17)
Net increase in cash and cash equivalents	21,521	3,153
Cash and cash equivalents, beginning of period	11,885	33,406
Cash and cash equivalents, end of period	$33,406	$36,559
Supplemental cash flow information:
Cash received during the period for:
Interest	42	17
Research & Development Tax Credits	1,291	1,358

Non cash financing activities:
Accrual of preferred stock dividends	50	50

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization of the Company and Basis of Presentation

Cyclacel Pharmaceuticals, Inc. (“Cyclacel” or “the Company”) is a clinical-stage biopharmaceutical company developing innovative cancer medicines based on cell cycle, transcriptional regulation and mitosis control biology. Cyclacel is a pioneer company in the field of cancer cell cycle biology with a vision to improve patient healthcare by translating insights in cancer biology into medicines that can overcome resistance and ultimately increase a patient’s overall survival.

As of December 31, 2021, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

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

Through December 31, 2021, the Company has funded all of its operations and capital expenditures with proceeds from the issuance of public equity securities, private placements of securities, government grants, research and development tax credits, interest on investments, royalty income, product revenue and licensing revenue. The Company has incurred recurring losses since its inception, including net losses of $8.5 million and $18.9 million for the years ended December 31, 2020 and 2021, respectively. As of December 31, 2021, the Company had an accumulated deficit of $385.0 million. The Company expects to continue to generate operating losses for the foreseeable future due to, among other things, costs related to the clinical development of its drug candidates, its preclinical programs and its administrative organization.

Going Concern

Management deems that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued. The Company expects that its cash of $36.6 million as of December 31, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements through mid-2023.

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

The future viability of the Company beyond mid-2023 is dependent on its ability to raise additional capital to finance its operations. The Company does not currently have sufficient funds to complete development and commercialization of any of its drug candidates. Additional funding may not be available to the Company on favorable terms, or at all. If the Company is not able to secure additional funding when needed, it may have to delay, reduce the scope of or eliminate one or more of its clinical trials or research and development programs or make changes to its operating plan. In addition, it may have to partner one or more of its product candidate programs at an earlier stage of development, which would lower the economic value of those programs to the Company. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

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

The Company’s cash and cash equivalents balance at December 31, 2021 was $36.6 million and it maintains its cash accounts in several entities both within the United States and the United Kingdom. The cash balances for amounts held in the United States are insured by the Federal Deposit Insurance Corporation, or FDIC up to $250,000 per account. The Company has cash balances exceeding the balance insured by the FDIC that totaled approximately $35.9 million at December 31, 2021. The cash balances for amounts held in the United Kingdom are insured by the UK Government Financial Services Compensation Scheme, or FSCS up to £85,000 per account. The Company has cash balances exceeding the balance insured by the FSCS that totaled approximately $0.33 million at December 31, 2021.

Property and Equipment

The components of property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, which are generally three to five years. Amortization of leasehold improvements is performed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets, currently less than one year. Upon sale or retirement of assets, the costs and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss on sale is reflected as a component of operating income or loss. Expenditures for maintenance and repairs are charged to operating expenses as incurred.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. The Company had no revenue in 2020 or 2021 under such contracts. Royalty income, if any, is recognized when the licensee sells the underlying product to which the royalty relates.

Other Income

Other income is primarily related to royalty income received under a historical Asset Purchase Agreement for activities which are not part of the Company’s ongoing operations and activities.

Research and Development Costs

Research and development expenses consist primarily of costs associated with the development of the Company’s product candidates, including upfront fees, milestones, compensation and other expenses for research and development personnel, supplies and development materials, costs for consultants and related contract research, facility costs and depreciation. Expenditures relating to research and development are expensed as incurred.

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

Leases

The Company accounts for lease contracts in accordance with ASC 842. As of December 31, 2020 and 2021, all of the Company’s leases are classified as operating leases.

The Company recognizes an asset for the right to use an underlying leased asset for the lease term and records lease liabilities based on the present value of the Company’s obligation to make lease payments under the lease. As the Company’s leases do not indicate an implicit rate, the Company uses a best estimate of its incremental borrowing rate to discount the future lease payments. The Company estimates its incremental borrowing rate based on observable information about risk-free interest rates that are the same tenure as the lease term, adjusted for various factors, including the effects of assumed collateral, the nature of how a loan would be repaid (e.g., amortizing versus bullet), and the Company’s credit risk.

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

Stock-based Compensation

The Company measures all stock options and other stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards over the requisite service period, which for the Company is the period between the grant date and the date the award vests or becomes exercisable. Many awards granted by the Company vest ratably over three or four years. However, certain awards granted to members of the Company’s Board of Directors vest in their entirety on the one-year anniversary following the date of grant. Generally, the Company issues stock options and restricted stock awards to employees with only service-based vesting conditions and records the expense for these awards using the straight-line method. However, in certain years, the Company will grant share-based payment awards to employees that are dependent upon the fulfillment of certain clinical and financial conditions. In such instances where the performance condition must be met for the award to vest, the company only recognizes compensation expense when the award is probable of vesting (See Note 11 — Stock-Based Compensation).

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

The Company relies on its historical volatility as an input to the option pricing model as management believes that this rate will be representative of future volatility over the expected term of the options.

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

The expected dividend yield is zero, as the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends on common stock in the foreseeable future.

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

Net Loss Per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share”. Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period.

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2020 and 2021.

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect as applicable, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the years ended December 31, 2020 and 2021.

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

The FASB has issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This standard simplifies the accounting for convertible instruments, such as convertible debt or convertible preferred stock, by eliminating two potential methods in accounting for the embedded conversion feature. The standard also removes certain conditions previously used to evaluate whether a freestanding financial instrument, or certain types of embedded features, are considered to be settled in the issuer’s own equity. Finally, ASU 2020-06 requires that an entity use the if-converted method in calculating the effects of convertible instruments on diluted earnings per share, with one limited exception. As a smaller reporting company, the amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those years. Early adoption is permitted, but no earlier than for fiscal years beginning after December 15, 2020. The Company elected to adopt ASU 2020-06 as of January 1, 2021. There was no impact of early adoption of this pronouncement on the Company’s consolidated financial statements and disclosures.

3.    Significant Contracts

Distribution, Licensing and Research Agreements

The Company has entered into licensing and similar agreements with academic and research organizations. Under the terms of these agreements, the Company has received licenses to technology and patent applications. The Company is required to pay royalties on future sales of products employing the technology or falling under claims of patent applications.

Under the Daiichi Sankyo 2003 license, the Company licenses certain patent rights for sapacitabine. The Company is under an obligation to use reasonable endeavors to develop a product and obtain regulatory approval to sell a product and has agreed to pay Daiichi Sankyo an up-front fee, reimbursement for Daiichi Sankyo’s enumerated expenses, milestone payments and royalties on a country-by-country basis. The up-front fee, Phase 3 entry milestone, and certain past reimbursements have been paid. A further $10.0 million in aggregate milestone payments could be payable subject to achievement of all the specific contractual milestones which are primarily related to regulatory approval in various territories, and the Company’s decision to continue with these projects. Royalties are payable in each country for the term of patent protection in the country or for ten years following the first commercial sale of licensed products in the country, whichever is later. If the Company wishes to appoint a third party to develop or commercialize a sapacitabine-based product in Japan, within certain limitations, Daiichi Sankyo must be notified and given a right of first refusal, with the right of first refusal ending sixty days after notification, to develop and/or commercialize in Japan. In general, the license may be terminated by the Company for technical, scientific, efficacy, safety, or commercial reasons on six months’ notice, or twelve months’ notice, if after a launch of a sapacitabine-based product, or by either party for material default. There were no milestones earned in 2020 or 2021.

The three-year term of the Clinical Collaboration Agreement, or CCA with The University of Texas MD Anderson Cancer Center, or MD Anderson ended in September 2021, in accordance to its terms. The main objective of the CCA was to clinically evaluate the safety and efficacy of three Cyclacel medicines in patients with hematological malignancies, including chronic lymphocytic leukemias, acute myeloid leukemias, myelodysplastic syndromes and other advanced leukemias. Under the terms of the CCA, MD Anderson conducted four clinical studies and under the risk-sharing agreement MD Anderson assumed the patient costs for all studies and Cyclacel, who is the sponsor, provided investigational drugs and other limited support. The agreement provided that the Company would make certain payments to MD Anderson upon first commercial sale in specific indications studied in the alliance. There were no such payments earned in 2020 or 2021.

4.    Cash and Cash Equivalents

The following is a summary of cash and cash equivalents at December 31, 2020 and 2021 (in thousands):

	December 31,
	2020	2021
Cash	$28,080	$32,082
Cash equivalents	5,326	4,477
Total cash and cash equivalents	$33,406	$36,559

Cash equivalents are made up entirely of money market funds.

5.    Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements
	as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$5,326	$—	$—	$5,326
Total Assets	$5,326	$—	$—	$5,326

	Fair Value Measurements
	as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$4,477	$—	$—	$4,477
Total Assets	$4,477	$—	$—	$4,477

6.    Prepaid Expenses and Other Assets

The following is a summary of prepaid expenses and other current assets at December 31, 2020 and 2021 (in thousands):

	December 31,	December 31,
	2020	2021
Research and development tax credit receivable	$1,313	$3,727
Prepayments and VAT receivable	684	577
Other current assets	66	79
	$2,063	$4,383

As at December 31, 2021, the Company had non-current assets of $1.6 million, which comprised of clinical trial deposits held by a contract research organization in relation to the Company’s Phase 1/2 clinical trials.

7.    Property and Equipment

Property and equipment consisted of the following at December 31, 2020 and 2021 (in thousands):

		December 31,
	Lives in years	2020	2021
Leasehold improvements	2 to 15	$409	$6
Research and laboratory equipment	3 to 5	—	65
Office equipment and furniture	3 to 5	582	353
		991	425
Less: accumulated depreciation and amortization		(886)	(361)
		$106	$64

During each of the years ended December 31, 2020 and 2021, the Company wrote-off fully depreciated assets which were no longer in use and had no associated re-sale value other than scrap value. The significant reduction in leasehold improvements was a result of the lease assignment of the Company’s facility in Dundee, Scotland in May 2021 and involved the derecognition of $0.4 million of fully depreciated assets associated with the lease.

8.    Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at December 31, 2020 and 2021 (in thousands):

	December 31,	December 31,
	2020	2021
Accrued research and development	$781	$2,310
Accrued legal and professional fees	325	233
Other current liabilities	866	634
	$1,972	$3,177

Other current liabilities for the year ended December 31, 2020 includes an approximately $80,000 Payment Protection Program loan received during the year from the US Federal government and subsequently repaid in February 2021.

9.    Commitments and Contingencies

General

Please refer to Note 3 — Significant Contracts for further discussion of certain of the Company’s commitments and contingencies.

Leases

In October 2000, the Company entered into a twenty-five year lease for its research and development facility in Dundee, Scotland. In May 2021, the Company vacated its former facility in Dundee, Scotland and assigned the related lease and all future commitments to a third party. Accordingly, the Company derecognized the associated right-of-use lease asset of $1.1 million as well as the associated lease liability of $1.2 million, with the balancing $0.1 million credited to general and administrative expenses. Costs of $0.4 million relating to the assignment of the lease were also recorded within the consolidated statement of operations.

In August 2020, the Company extended for a further two years, expiring in August 2022, the lease for its corporate headquarters facility in Berkeley Heights, New Jersey.

Rent expense, which includes lease payments related to the Company’s research and development facilities and corporate headquarters and other rent related expenses was $0.4 million for the year ended December 31, 2020 and decreased to $0.2 million for the year ended December 31, 2021, the reduction due to the assignment of the Company’s former facility in Dundee, Scotland.

The following is a summary of the Company’s future contractual obligations and commitments relating to its former facilities lease as at December 31, 2021 (in thousands):

Operating Lease
Obligation
2022	$30
2023	—
2024	—
2025	—
2026	—
thereafter	—
Total future minimum lease obligation	$30

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

During the year ended December 31, 2021, the Company sold 752,425 shares under the Sales Agreement for net proceeds of approximately $4.0 million.

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

Warrants

December 2020 Warrants

As of December 31, 2021, all 669,854 warrants issued in the December 2020 offering remain outstanding. Each Warrant shall be exercisable beginning on the 12-month anniversary of the date of issuance for a period of five years after the date of issuance (December 2026), at an exercise price of $4.13 per Warrant Share. The exercise price of the Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants. The Warrants may be exercised on a “cashless” basis.

April 2020 Warrants

In 2020, 3,099,000 warrants were issued in the April 2020 offering, of which 2,190,000 remain outstanding as of December 31, 2021, each with an exercise price of $5.00. The common warrants are immediately exercisable and will expire on the fifth anniversary of the original issuance date. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Company’s common stock. The common warrants were issued separately from the common stock and were eligible for transfer immediately after issuance. A common warrant to purchase one share of common stock was issued for every share of common stock purchased in this offering.

A total of 909,000 warrants, totaling approximately $4.5 million, were exercised during the year ended December 31, 2021.

July 2017 Warrants

As of December 31, 2021, 374,525 warrants issued in connection with the July 2017 underwritten public offering remained outstanding, each with an exercise price of $40.00. All such warrants were issued in connection with the July 2017 underwritten public offering and are immediately exercisable. The warrants expire in 2024.

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

There were no portion of these warrants exercised during each of the years ended December 31, 2020 and 2021.

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

As of December 31, 2020 and 2021, 264 shares of the Series A Preferred Stock remain issued and outstanding. The 264 shares of Series A Preferred Stock issued and outstanding at December 31, 2020, are convertible into 6,600 shares of common stock.

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

6% Convertible Exchangeable Preferred Stock

As of December 31, 2020 and 2021, there were 335,273 shares of the Company’s 6% Convertible Exchangeable, or Preferred Stock issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board of Directors and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends.

The Company’s Board of Directors considers numerous factors in determining whether to declare the quarterly dividend pursuant to the Certificate of Designations governing the terms of the Company’s Preferred Stock, including the requisite financial analysis and determination of a surplus. Accumulated but unpaid dividends in arrears on preferred stock were $0.7 million, or $1.95 per share, of preferred stock, as of December 31, 2020 and 2021.

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

The Preferred Stock is exchangeable, in whole but not in part, at the option of the Company on any dividend payment date beginning on November 1, 2005, or Exchange Date for the Company’s 6% Convertible Subordinated Debentures, or Debentures at the rate of $10.00 principal amount of Debentures for each share of Preferred Stock. The Debentures, if issued, will mature 25 years after the Exchange Date and have terms substantially similar to those of the Preferred Stock. No such exchanges have taken place as of December 31, 2021.

For the year ended December 31, 2021, the company declared dividends of $0.15 per share quarterly on its 6% Convertible Exchangeable Preferred Stock. These dividends were paid on May 1, August 1 and November 1, 2021, and February 1, 2022, respectively.

11.  Stock-Based Compensation

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the years ended 2020 and 2021 as shown in the following table (in thousands):

	Year Ended
	December 31,
	2020	2021
General and administrative	278	$819
Research and development	152	338
Stock-based compensation costs before income taxes	$430	$1,157

2018 Plan

In May 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), under which Cyclacel may make equity incentive grants to its officers, employees, directors and consultants.

The 2018 Plan allows for various types of award grants, including stock options and restricted stock units.

As of December 31, 2021, the Company has reserved 522,294 shares of the Company’s common stock under the 2018 Plan. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

2020 Inducement Equity Incentive Plan

In October 2020, the Inducement Equity Incentive Plan (the “Inducement Plan”), became effective. Under this Plan, Cyclacel may make equity incentive grants to new senior level Employees (persons to whom the Company may issue securities without stockholder approval). The Inducement Plan allows for the issuance of up to 200,000 shares of the Company’s common stock (or the equivalent of such number). As of December 31, 2021, 120,000 shares under the Inducement Plan have been issued, leaving a remaining reserve of 80,000 shares.

Option Grants

There were 511,800 options granted during the year ended December 31, 2020. Of these awards, 391,800 were issued under the 2018 Plan and the remaining 120,000 shares were issued under the Inducement Plan.

There were 552,153 options granted during the year ended December 31, 2021, all issued under the 2018 Plan.

The weighted average grant-date fair values of options granted during the years ended December 31, 2020 and 2021 were $3.47 and $3.36, respectively.

As of December 31, 2021, the total remaining unrecognized compensation cost related to the unvested stock options with service conditions amounted to approximately $2.5 million, which will be amortized over the weighted-average remaining requisite service period of 2.37 years.

During the years ended December 31, 2020 and 2021, the Company did not settle any equity instruments with cash.

There were no stock option exercises during the year ended 2020. There were 6,600 stock option exercises during the year ended 2021. No income tax benefits were recorded for the years ended December 31, 2020 and 2021. The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur because the Company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income.

Outstanding Options

A summary of the share option activity and related information is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price Per Share	Term (Years)	Value ($000)
Options outstanding at December 31, 2019	100,279	$54.40	8.62	$4
Granted	511,800	$4.17	—	—
Exercised	—	—	—	—
Cancelled/forfeited	(9,396)	$101.05	—	—
Options outstanding at December 31, 2020	602,683	$11.01	9.39	$4
Granted	552,153	$4.26	—	—
Exercised	(6,600)	3.35	—	—
Cancelled/forfeited	(48,879)	$14.18	—	—
Options outstanding at December 31, 2021	1,099,357	$7.53	8.99	$189

Unvested at December 31, 2021	801,924	$4.14	9.49	$180
Vested and exercisable at December 31, 2021	297,433	$16.66	7.62	$9

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718 using the following assumptions:

	Year ended	Year ended
	December 31, 2020	December 31, 2021
Expected term (years)	5 – 6	5 – 6
Risk free interest rate	0.410% – 0.570%	0.420% – 1.290%
Volatility	96 – 115%	95 – 102%
Expected dividend yield over expected term	0.00%	0.00%
Resulting weighted average grant date fair value	$3.47	$3.36

Restricted Stock Units

The Company issued 14,000 restricted stock units to employees during the year ended December 31, 2019. The Company issued 3,938 additional restricted stock units to employees during the year ended December 31, 2020, of which 1,491 units have been forfeited. The vesting of the remaining 16,524 outstanding restricted stock units was dependent upon the fulfillment of certain clinical conditions. The Company determined that the clinical conditions would not be satisfied as of December 31, 2021 and, as a result, these restricted stock units were cancelled as of December 31, 2021.

The Company issued an additional 18,992 restricted stock units to non-executive directors of the Company during the year ended December 31, 2021. These restricted stock units will vest over a period of one or three years. Each restricted stock unit was valued at $6.69 based on their fair value at the date of grant, which is equivalent to the market price of a share of the Company’s common stock. Summarized information for restricted stock units’ activity for the year ended December 31, 2021 is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Stock Units	Value Per Share
Restricted Stock Units outstanding at December 31, 2020	16,524	$11.30
Granted	18,992	6.69
Cancelled/forfeited	(16,524)	15.20
Restricted Stock Units outstanding at December 31, 2021	18,992	$6.69

Unvested at December 31, 2021	18,992	$6.69
Vested and exercisable at December 31, 2021	—	$—

12.  Employee Benefit Plans

Pension Plan

The Company operates a defined contribution group personal pension plan for all of its UK based employees. Company contributions to the plan totaled approximately $43,000 and $42,000 for the years ended December 31, 2020 and 2021, respectively.

401(k) Plan

The 401(k) Plan provides for matching contributions by the Company in an amount equal to the lesser of 100% of the employee’s deferral or 6% of the U.S. employee’s qualifying compensation. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to the employees until withdrawn. Company matching contributions are tax deductible by the Company when made. Company employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit of $19,500 if under 50 years old and $26,000 if over 50 years old and to have those funds contributed to the 401(k) Plan. The Company made contributions of approximately $57,000 and $71,000 to the 401(k) Plan for the years ended December 31, 2020 and 2021, respectively.

13.  Taxes

(Loss) income from continuing operations before taxes is comprised of the following components for the years ended December 31, 2020 and 2021 (in thousands):

	Year Ended December 31,
	2020	2021
Domestic	$(428)	$(1,622)
Foreign	(9,253)	(21,112)
Loss from continuing operations before taxes	$(9,681)	$(22,734)

The benefit (provision) for income taxes from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2020	2021
Current – domestic	$(2)	$(2)
Current – foreign	1,238	3,849
Current – total	1,236	3,847
Deferred – domestic	—	—
Income tax benefit	$1,236	$3,847

The Company has incurred a taxable loss in each of the operating periods since incorporation. The income tax credits of $1.2 million and $3.8 million for the years ended December 31, 2020 and 2021, respectively, represent UK research and development (“R&D”) tax credits for expenditures in the United Kingdom that are refundable.

A reconciliation of the (benefit) provision for income taxes from continuing operations with the amount computed by applying the statutory federal tax rate to loss from continuing operations before income taxes is as follows (in thousands):

	Year Ended December 31,
	2020	2021
Loss from continuing operations before taxes	$(9,681)	$(22,734)
Income tax expense computed at statutory federal tax rate	(2,033)	(4,774)
Disallowed expenses and non-taxable income	352	328
Loss surrendered to generate R&D credit	1,788	4,967
Additional research and development tax relief	(1,238)	(3,849)
Change in valuation allowance	3,205	15,296
Foreign items, including change in tax rates, and other	1,638	(177)
Change in UK Tax Rate	(3,937)	(12,831)
Other foreign items	(1,011)	(2,807)
	$(1,236)	$(3,847)

Significant components of the Company’s deferred tax assets are shown below (in thousands):

	Year Ended December 31,
	2020	2021
Net operating loss and tax credit carryforwards	$42,012	$56,629
Depreciation, amortization and impairment of property and equipment	39	34
Stock options	—	67
Right of use asset	(183)	(32)
Lease liability	195	32
Deferred tax assets	42,063	56,730
Valuation allowance for deferred tax assets	(42,063)	(56,730)
Net deferred tax assets	$—	$—

A valuation allowance has been established, as realization of such assets is uncertain. The Company’s management evaluated the positive and negative evidence bearing upon the realizability of its deferred assets, and has determined that, at present, the Company may not be able to recognize the benefits of the deferred tax assets under the more likely than not criteria. Accordingly, a valuation allowance of approximately $56.7 million has been established at December 31, 2021. The valuation allowance has increased by approximately $14.7 million in 2021.

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

As of December 31, 2020 and 2021, the Company has federal NOLs of $1.1 million and $2.5 million, respectively. The federal NOLs have an indefinite life. As of December 31, 2020 and 2021, the Company has state NOLs of $20.5 million and $21.1 million, respectively, which will begin to expire in 2028. As of December 31, 2020 and 2021, the Company had foreign NOLs of $212.4 million and $218.5 million, respectively. The Company’s foreign NOL’s do not expire under UK tax law however the use of these NOLs is restricted to an annual £5 million allowance in each standalone company or group and above this allowance, there will be a 50% restriction in the profits that can be covered by losses brought forward.

Management has evaluated all significant tax positions at December 31, 2020 and 2021 and concluded that there are no material uncertain tax positions. The Company would recognize both interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception.

Tax years 2018, 2019 and 2020 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United Kingdom and the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the United Kingdom’s H.M. Revenue & Customs, the Internal Revenue Service (“IRS”) or state tax authorities. The Company is currently not under examination by the IRS or any other jurisdictions for any tax years.

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

On December 27, 2020, the Consolidations Appropriations Act, 2021 (“CAA” or the “Act”) was signed into law and included government appropriations and additional economic stimulus.  Notable provisions of the CAA included changes to the Paycheck Protection Program including legislation concluding that expenses used to obtain loan forgiveness are tax deductible, as well as extension and expansion of other COVID-19 relief programs and payroll tax credits.  The Company evaluated the various aspects of the Act and did not pursue any payroll tax credits or deferrals.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, provides for economic and cash liquidity stimulus through various means including payroll tax credits, payroll tax deferral, short term changes in tax deductibility of interest expenses among other things.  The Act also permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. Previously, NOLs generated after December 31, 2017 were limited to 80% of taxable income in future years.  In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act had no material impact on the Company.

14.   Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Years ended December 31,
	2020	2021
Numerator:
Net loss	$(8,445)	$(18,887)
Dividend on convertible exchangeable preferred shares	(201)	(201)
Beneficial conversion feature of Series B preferred stock	(3,775)	—
Net loss attributable to common shareholders	$(12,421)	$(19,088)
Denominator:
Weighted-average number of common shares used in loss per share – basic and diluted	3,633,385	8,926,173
Loss per share – basic and diluted	$(3.42)	$(2.14)

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

	December 31,	December 31,
	2020	2021
Stock options	602,683	1,099,356
6% convertible exchangeable preferred stock	85	85
Series A preferred stock	6,600	6,600
Series B preferred stock	1,188,725	1,188,725
Common stock warrants	4,143,379	3,234,379
Total shares excluded from calculation	5,941,472	5,529,145

15.  Geographic Information

Geographic information for the years ended December 31, 2020 and 2021 is as follows (in thousands):

	Year Ended December 31,
	2020	2021
Revenue
United Kingdom	$—	$—
Total Revenue	$—	$—
Net loss
United States	$(430)	$(1,624)
United Kingdom	(8,015)	(17,263)
Total Net Loss	$(8,445)	$(18,887)

	December 31,
	2020	2021
Total Assets
United States	$32,322	$36,144
United Kingdom	4,480	6,443
Total Assets	$36,802	$42,587
Long Lived Assets, net
United States	$1	$—
United Kingdom	105	64
Total Long Lived Assets, net	$106	$64

16.  Subsequent Events

On December 13, 2021, the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s Preferred Stock. The cash dividend was paid on February 1, 2022 to the holders of record of the Preferred Stock as of the close of business on January 14, 2022.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Disclosure Controls:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2021.

Pursuant to this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

Based on this assessment, management determined that, as of December 31, 2021, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) during the fiscal year ended December 31, 2021 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other information

Not applicable.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by item 10 is incorporated herein by reference from our Proxy Statement, which will be filed with the SEC within 120 days after the end of our 2021 fiscal year pursuant to Regulation 14A for our 2022 Annual Meeting of Stockholders.

Item 11.   Executive Compensation

The information required by item 11 is incorporated herein by reference from our Proxy Statement, which will be filed with the SEC within 120 days after the end of our 2021 fiscal year pursuant to Regulation 14A for our 2022 Annual Meeting of Stockholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by item 12 is incorporated herein by reference from our Proxy Statement, which will be filed with the SEC within 120 days after the end of our 2021 fiscal year pursuant to Regulation 14A for our 2022 Annual Meeting of Stockholders.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by item 13 is incorporated herein by reference from our Proxy Statement, which will be filed with the SEC within 120 days after the end of our 2021 fiscal year pursuant to Regulation 14A for our 2022 Annual Meeting of Stockholders.

Item 14.   Principal Accountant Fees and Services

The information required by item 14 is incorporated herein by reference from our Proxy Statement, which will be filed with the SEC within 120 days after the end of our 2021 fiscal year pursuant to Regulation 14A for our 2022 Annual Meeting of Stockholders.

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

1.1

Underwriting Agreement, dated March 12, 2021, by and between Cyclacel Pharmaceuticals, Inc. and Oppenheimer & Co. Inc. (previously filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on March 15, 2021, and incorporated herein by reference).

1.2

Controlled Equity Offering Sales Agreement, dated as of August 12, 2021, by and among Cyclacel Pharmaceuticals, Inc. and Cantor Fitzgerald & Co. (previously filed as Exhibit 1.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed with the SEC on August 12, 2021 and incorporated herein by reference).

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

10.2†	2015 Equity Incentive Plan (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 22, 2015, and incorporated herein by reference).
10.3†	2018 Equity Incentive Plan (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K originally filed with the SEC on June 1, 2018, and incorporated herein by reference)).
10.4†

Employment Agreement by and between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis, dated as of January 1, 2014 (previously filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 24, 2014, and incorporated herein by reference).

10.5†

Employment Agreement by and between Cyclacel Pharmaceuticals, Inc. and Paul McBarron, dated as of January 1, 2014 (previously filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 24, 2014, and incorporated herein by reference).

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

10.9†

Employment Extension Agreement, by and between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis, dated as of December 22, 2016 (previously filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 1, 2017, and incorporated herein by reference).

10.10†

Employment Extension Agreement, by and between Cyclacel Pharmaceuticals, Inc. and Paul McBarron, dated as of December 22, 2016 (previously filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 1, 2017, and incorporated herein by reference).

10.11†

Employment Extension Agreement, by and between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis, dated as of June 27, 2017 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on June 27, 2017, and incorporated herein by reference).

10.12†

Employment Extension Agreement, by and between Cyclacel Pharmaceuticals, Inc. and Paul McBarron, dated as of June 27, 2017 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on June 27, 2017, and incorporated herein by reference).

10.13†

Employment Agreement, by and between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis, dated as of December 6, 2017 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 12, 2017, and incorporated herein by reference).

10.14†

Employment Agreement, by and between Cyclacel Pharmaceuticals, Inc. and Paul McBarron, dated as of December 6, 2017 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 12, 2017, and incorporated herein by reference).

10.15#

Clinical Collaboration Agreement by and between Cyclacel Pharmaceuticals, Inc. and the University of Texas M.D. Anderson Cancer Center dated as of August 21, 2018 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 and incorporated herein by reference).

10.16

Employment Agreement, by and between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis, dated as of January 1, 2019 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 7, 2019, and incorporated herein by reference).

10.17

Employment Agreement, by and between Cyclacel Pharmaceuticals, Inc. and Paul McBarron, dated as of January 1, 2019 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 7, 2019, and incorporated herein by reference).

10.18

Cyclacel Pharmaceuticals, Inc. 2020 Inducement Equity Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on November 12, 2020, and incorporated herein by reference).

10.19

Form of Stock Option Grant Notice and Stock Option Agreement under the Cyclacel Pharmaceuticals, Inc. 2020 Inducement Equity Incentive Plan (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on November 12, 2020, and incorporated herein by reference).

10.20

Form of Securities Purchase Agreement (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 22, 2020, and incorporated herein by reference).

10.21

Employment Extension Agreement by and between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis, dated as of January 14, 2021 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 15, 2021 and incorporated herein by reference).

10.22

Employment Extension Agreement by and between Cyclacel Pharmaceuticals, Inc. and Paul McBarron, dated as of January 14, 2021 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 15, 2021 and incorporated herein by reference).

10.23

Form of Retirement Agreement, by and between Cyclacel Pharmaceuticals, Inc. and Judy H. Chiao, MD (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on February 24, 2021 and incorporated herein by reference).

10.24

Employment Agreement between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on June 17, 2021 and incorporated herein by reference).

10.25

Employment Agreement between Cyclacel Pharmaceuticals, Inc. and Paul McBarron (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on June 17, 2021 and incorporated herein by reference).

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

101

The following materials from Cyclacel Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Exhibits:

†	Indicates management compensatory plan, contract or arrangement.
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

CYCLACEL PHARMACEUTICALS, INC.
Date: March 30, 2022	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer & Executive Vice President, Finance
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Spiro Rombotis	President & Chief Executive Officer	March 30, 2022
Spiro Rombotis	(Principal Executive Officer) and Director

/s/ Paul McBarron	Chief Operating Officer, Chief Financial	March 30, 2022
Paul McBarron	Officer & Executive Vice President, Finance
(Principal Financial and Accounting Officer) and Director

/s/ Dr. Christopher Henney	Chairman	March 30, 2022
Dr. Christopher Henney

/s/ Dr. Robert Spiegel	Vice Chairman	March 30, 2022
Dr. Robert Spiegel

/s/ Dr. Samuel L. Barker	Director	March 30, 2022
Dr. Samuel L. Barker

/s/ Gregory Hradsky	Director	March 30, 2022
Gregory Hradsky

/s/ Dr. Brian Schwartz	Director	March 30, 2022
Dr. Brian Schwartz

/s/ Lloyd Sems	Director	March 30, 2022
/s/ Lloyd Sems

/s/ Karin L. Walker	Director	March 30, 2022
Karin L. Walker