Form 10-Q
period 2022-03-31
Cyclacel Pharmaceuticals, Inc.
filed 2022-05-12
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022 there were 9,994,989 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$29,639	$36,559
Prepaid expenses and other current assets	6,938	4,383
Total current assets	36,577	40,942
Property and equipment, net	57	64
Right-of-use lease asset	15	30
Non-current deposits	2,980	1,551
Total assets	$39,629	$42,587
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,850	$2,117
Accrued and other current liabilities	3,354	3,177
Total current liabilities	6,204	5,294
Lease liability	15	30
Total liabilities	6,219	5,324
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2021 and March 31, 2022;
6% Convertible Exchangeable preferred stock; 335,273 shares issued and outstanding at December 31, 2021 and March 31, 2022. Aggregate preference in liquidation of $4,006,512 as of December 31, 2021 and March 31, 2022.	—	—
Series A convertible preferred stock, $0.001 par value; 264 shares issued and outstanding at December 31, 2021 and March 31, 2022.	—	—
Series B convertible preferred stock, $0.001 par value; 237,745 shares issued and outstanding at December 31, 2021 and March 31, 2022.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2021 and March 31, 2022; 9,993,135 shares issued and outstanding at December 31, 2021 and March 31, 2022.	10	10
Additional paid-in capital	423,290	422,960
Accumulated other comprehensive loss	(823)	(748)
Accumulated deficit	(389,067)	(384,959)
Total stockholders’ equity	33,410	37,263
Total liabilities and stockholders’ equity	$39,629	$42,587

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Revenues	$—	$—

Operating expenses:
Research and development	4,954	2,566
General and administrative	1,605	1,739
Total operating expenses	6,559	4,305
Operating loss	(6,559)	(4,305)
Other income (expense):
Foreign exchange gains (losses)	29	10
Interest income	4	4
Other income, net	1,280	126
Total other income, net	1,313	140
Loss before taxes	(5,246)	(4,165)
Income tax benefit	1,138	687
Net loss	(4,108)	(3,478)
Dividend on convertible exchangeable preferred shares	(50)	(50)
Net loss applicable to common shareholders	$(4,158)	$(3,528)
Basic and diluted earnings per common share:
Net loss per share – basic and diluted	$(0.42)	$(0.50)
Weighted average common shares outstanding	9,993,135	7,009,037

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(4,108)	$(3,478)
Translation adjustment	5,803	(1,583)
Unrealized foreign exchange gain (loss) on intercompany loans	(5,878)	1,599
Comprehensive loss	$(4,183)	$(3,462)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In $000s, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	573,282	$—	6,246,896	$6	$400,071	$(746)	$(366,072)	$33,259
Issue of common stock and associated warrants on underwritten offering, net of expenses	—	—	2,078,214	2	13,500	—	—	13,502
Warrant Exercises	—	—	909,000	1	4,544	—	—	4,545
Stock-based compensation	—	—	—	—	255	—	—	255
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	1,599	—	1,599
Translation adjustment	—	—	—	—	—	(1,583)	—	(1,583)
Loss for the period	—	—	—	—	—	—	(3,478)	(3,478)
Balances at March 31, 2021	573,282	$—	9,234,110	$9	$418,320	$(730)	$(369,550)	$48,049

Balances at December 31, 2021	573,282	$—	9,993,135	$10	$422,960	$(748)	$(384,959)	$37,263
Stock-based compensation	—	—	—	—	380	—	—	380
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(5,878)	—	(5,878)
Translation adjustment	—	—	—	—	—	5,803	—	5,803
Loss for the period	—	—	—	—	—	—	(4,108)	(4,108)
Balances at March 31, 2022	573,282	$—	9,993,135	$10	$423,290	$(823)	$(389,067)	$33,410

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating activities:
Net loss	$(4,108)	$(3,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9	9
Stock-based compensation	380	255
Changes in lease liability	—	(13)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,126)	(609)
Accounts payable, accrued and other current liabilities	1,070	270
Net cash used in operating activities	(6,775)	(3,566)
Investing activities:
Purchase of property, plant and equipment	(4)	(78)
Net cash used in investing activities	(4)	(78)
Financing activities:
Proceeds, net of issuance costs, from issuing common stock and warrants	—	18,047
Payment of preferred stock dividend	(50)	(50)
Net cash (used in) provided by financing activities	(50)	17,997

Effect of exchange rate changes on cash and cash equivalents	(91)	18
Net (decrease) increase in cash and cash equivalents	(6,920)	14,371
Cash and cash equivalents, beginning of period	36,559	33,406
Cash and cash equivalents, end of period	$29,639	$47,777
Supplemental cash flow information:
Cash received during the period for:
Interest	4	5

Non cash financing activities:
Accrual of preferred stock dividends	50	50

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

Through March 31, 2022, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

2.            Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of March 31, 2022, the consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the three months ended March 31, 2022 and 2021, and all related disclosures contained in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2021 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022. The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of March 31, 2022, and the results of operations, comprehensive loss, and cash flows for the three months ended March 31, 2022 and March 31, 2021, have been made. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other reporting period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2021 that are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2022.

Going Concern

Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued. The Company expects that its cash of approximately $29.6 million as of March 31, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements through June 30, 2023.

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

The future viability of the Company beyond the second quarter of 2023 is dependent on its ability to raise additional capital to finance its operations. The Company does not currently have sufficient funds to complete development and commercialization of any of its drug candidates. Additional funding may not be available to the Company on favorable terms, or at all. If the Company is not able to secure additional funding when needed, it may have to delay, reduce the scope of or eliminate one or more of its clinical trials or research and development programs or make changes to its operating plan. In addition, it may have to partner one or more of its product candidate programs at an earlier stage of development, which would lower the economic value of those programs to the Company. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

Accounting standards adopted in the period

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This ASU requires business entities to make annual disclosures about transactions with a government they account for by analogizing to a grant or contribution accounting model under ASC 958-605 or based on International Accounting Standard No. 20. ASU 2021-10 became effective for us on January 1, 2022. We have evaluated the effect that this guidance has on our Consolidated Financial Statements and determined it does not have a material impact.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment became effective for us on January 1, 2022. This new guidance does not have a material impact on our financial statements for any past transactions, but it could change the way that we account for subsequent amendments to our outstanding warrants, if any.

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

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the three months ended March 31, 2022 and 2021.

Revenue recognition

When the Company enters into contracts with customers, the Company recognizes revenue using the five step-model provided in ASC 606, Revenue from Contracts with Customers (“ASC 606”):

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

Leases

The Company accounts for lease contracts in accordance with ASC 842. As of March 31, 2022, the Company’s one outstanding lease is classified as an operating lease.

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

3.           Revenue

There was no revenue recognized in the three months ended March 31, 2022 and 2021. The Company has no contract assets or liabilities in any period presented.

4.           Net Loss per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the three months ended March 31, 2022 and 2021, as the result would be anti-dilutive:

	March 31,	March 31,
	2022	2021
Stock options	1,360,856	676,352
6% convertible exchangeable preferred stock	85	85
Series A preferred stock	6,600	6,600
Series B preferred stock	1,188,725	1,188,725
Common stock warrants	3,234,379	3,234,379
Total shares excluded from calculation	5,790,645	5,106,141

5.            Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in $000s):

	March 31,	December 31,
	2022	2021
Research and development tax credit receivable	$4,732	$3,727
Prepayments and VAT receivable	667	577
Other current assets	1,539	79
	$6,938	$4,383

Receivables of $1.3 million are included in other current assets as of March 31, 2022. This relates to royalty payments receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte, (a business acquired by the Company in March 2006) sold certain assets and intellectual property to Thermo Fisher Scientific Company, or TSC, (formerly Invitrogen Corporation) through the APA and other related agreements. The assets and technology were not part of the Company’s product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, the Company recognized $1.3 million of other income related to this transaction during the three months ended March 31, 2022.

6.            Non-Current Assets

As of March 31, 2022, the Company had non-current assets of $2.9 million, which comprised of clinical trial deposits held by a contract research organization in relation to the Company’s Phase 1/2 clinical trials.

7.            Accrued and Other Liabilities

Accrued and other current liabilities consisted of the following (in $000s):

	March 31,	December 31,
	2022	2021
Accrued research and development	$2,844	$2,310
Accrued legal and professional fees	392	233
Other current liabilities	118	634
	$3,354	$3,177

Other current liabilities for the year ended December 31, 2021 was largely attributed to accrued payroll costs.

8.            Leases

The Company currently has one lease, relating to its facility in Berkeley Heights, New Jersey. On May 4, 2021, the Company assigned the operating lease relating to its facility in Dundee, Scotland to the University of Dundee, Scotland, incurring lease assignment costs of approximately $400,000, of which 50% was payable on assignment. The remaining 50% was due on May 4, 2022 and is recorded as a payable for the period ended March 31, 2022. The Company has no further obligations, liabilities or commitments in relation to this facility.

For the three months ended March 31, 2022 and 2021, the Company recognized operating lease expenses of $14,686 and $97,660 respectively. Cash payments made during the three months ended March 31, 2022 and 2021 totaled $15,435 and $102,348 respectively, and were presented within cash outflows from operating activities. The remaining lease term as of March 31, 2022 is approximately 0.3 years for the Berkeley Heights facility. The discount rate used by the Company in determining the lease liability was 12%.

Remaining payments for this facility are as follows (in $000s):

2022	$21
2023	—
2024	—
2025	—
2026	—
Thereafter	—
$21

9.            Stock Based Compensation

ASC 718 requires compensation expense associated with share-based awards to be recognized over the requisite service period which, for the Company, is the period between the grant date and the date the award vests or becomes exercisable. Most of the awards granted by the Company (and still outstanding) vest ratably over one to four years. The Company recognizes all share-based awards under the straight-line attribution method, assuming that all granted awards will vest. Forfeitures are recognized in the periods when they occur.

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three months ended March 31, 202 and 2021 as shown in the following table (in $000s):

	Three Months Ended
	March 31,
	2022	2021
General and administrative	$252	$174
Research and development	128	81
Stock-based compensation costs before income taxes	$380	$255

2018 Plan

The 2018 Equity Incentive Plan (the “2018 Plan”) allows Cyclacel to make equity incentive grants to its officers, employees, directors and consultants. The 2018 Plan replaces the 2015 Equity Incentive Plan (the “2015 Plan”). The 2018 Plan allows for various types of award grants, including stock options and restricted stock units. On April 25, 2022, the Board of Directors adopted a resolution approving, subject to approval by the Company’s stockholders, an amendment of the 2018 Equity Incentive Plan to increase the number of shares of Common Stock available for grant under the 2018 Plan by adding an additional 500,000 shares.

As of March 31, 2022, the Company has reserved 260,794 shares of the Company’s common stock under the 2018 Plan for future issuances, including shares that were available under the 2015 Plan and carried forward to the 2018 Plan. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

2020 Inducement Equity Incentive Plan

In October 2020, the Inducement Equity Incentive Plan (the “Inducement Plan”), became effective. Under the Inducement Plan, Cyclacel may make equity incentive grants to new senior level Employees (persons to whom the Company may issue securities without stockholder approval). The Inducement Plan allows for the issuance of up to 200,000 shares of the Company’s common stock (or the equivalent of such number). As of March 31, 2022, 120,000 shares under the Inducement Plan have been issued, leaving a remaining reserve of 80,000 shares.

Option Grants

There were 265,000 options granted during the three months ended March 31, 2022. These options had a grant date fair value ranging between $2.62-$2.90 per option. There were 73,669 options granted during the three months ended March 31, 2021. These options had a grant date fair value ranging between $5.40-$6.14 per option. The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718 using the following assumptions:

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Expected term (years)	5	5 – 6
Risk free interest rate	1.370% – 1.530%	0.420% – 0.585%
Volatility	93%	99 – 102%
Expected dividend yield over expected term	0.00%	0.00%

There were no stock options exercised during each of the three months ended March 31, 2021 and 2022, respectively. The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income.

Outstanding Options

A summary of the share option activity and related information is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price Per Share	Term (Years)	Value ($000)
Options outstanding at December 31, 2021	1,099,357	$7.53	8.99	$189
Granted	265,000	$3.64	—	—
Exercised	—
Cancelled/forfeited	(3,500)	$5.49
Options outstanding at March 31, 2022	1,360,857	$6.77	8.94	$—

Unvested at March 31, 2022	973,597	$4.00	9.40	$—
Vested and exercisable at March 31, 2022	387,260	$13.74	7.80	$—

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

The Company issued an additional 18,992 restricted stock units to employees during the year ended December 31, 2021. These restricted stock units will vest over a period of one or three years. Each restricted stock unit was valued at $6.69 based on their fair value at the date of grant, which is equivalent to the market price of a share of the Company’s common stock. No restricted stock units were issued during the three months ended March 31, 2022.

Summarized information for restricted stock units’ activity for the quarter ended March 31, 2021 is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Stock Units	Value Per Share
Restricted Stock Units outstanding at December 31, 2021	18,992	$6.69
Restricted Stock Units outstanding at March 31, 2022	18,992	$6.69

Unvested at March 31, 2022	18,992	$6.69
Vested and exercisable at March 31, 2022	—	$—

10.            Stockholders Equity

August 2021 Controlled Equity Offering Sales Agreement

On August 12, 2021, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. ("Cantor"), pursuant to which it may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $10.0 million through Cantor as the sales agent. Cantor may sell the Company’s common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act.

Subject to the terms and conditions of the Sales Agreement, Cantor will use commercially reasonable efforts consistent with its normal trading and sales practices to sell shares of the Company’s common stock from time to time, based upon the Company's instructions, including any price, time or size limits specified by the Company. The Company has provided Cantor with customary indemnification rights, and Cantor will be entitled to a commission at a fixed rate equal to 3.0% of the gross proceeds per share sold. The Company has no obligation to sell any of the shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement. As of March 31, 2022, a total of 752,425 shares, for gross proceeds of approximately $4.0 million, have been sold pursuant to this agreement. A further 1,854 shares, for gross proceeds of approximately $6,000, were sold subsequent to March 31, 2022.

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

As of March 31, 2022, 237,745 shares of the Series B Preferred Stock remained issued and outstanding.

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

Warrants

December 2020 Warrants

As of March 31, 2022, warrants to purchase 669,854 remained outstanding. Each warrant shall be exercisable beginning on the 12-month anniversary of the date of issuance for a period of five years after the date of issuance, at an exercise price of $4.13 per Warrant Share. The exercise price of the Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the warrants. The warrants may be exercised on a “cashless” basis.

There were no exercises of these warrants during the three months ended March 31, 2022 or March 31, 2021.

April 2020 Warrants

As of March 31, 2022, 2,190,000 warrants issued in connection with the April 2020 equity financing remained outstanding, each with an exercise price of $5.00. All such warrants were issued in connection with the April 2020 co-placement agency agreement. The common warrants are immediately exercisable and will expire on the fifth anniversary of the original issuance date. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Company’s common stock. The common warrants were issued separately from the common stock and were eligible for transfer immediately after issuance. A common warrant to purchase one share of common stock was issued for every share of common stock purchased in this offering.

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

There were no warrants exercised during the three months ended March 31, 2022, and a total of 909,000 warrants exercised during the three months ended March 31, 2021.

July 2017 Warrants

As of March 31, 2022, 374,525 warrants issued in connection with the July 2017 underwritten public offering remained outstanding, each with an exercise price of $40.00. All such warrants were issued in connection with the July 2017 underwritten public offering and are immediately exercisable. The warrants expire in 2024. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of its warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our Common Stock then outstanding after giving effect to such exercise.

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

There were no exercises of these warrants during the three months ended March 31, 2022 or March 31, 2021.

Series A Preferred Stock

8,872 shares of the Company’s Series A Preferred Stock were issued in the July 2017 underwritten public offering. During the year ended December 31, 2017, 8,608 shares of the Series A Preferred Stock were converted into 215,200 shares of common stock. As of March 31, 2022, 264 shares of the Series A Preferred Stock remained issued and outstanding.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof, into a number of shares of common stock determined by dividing $1,000 by the initial conversion price of $40.00 per share, subject to a 4.99% blocker provision, or, upon election by a holder prior to the issuance of shares of Series A Preferred Stock, 9.99%, and is subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations. The 264 shares of Series A Preferred Stock issued and outstanding at March 31, 2022 are convertible into 6,600 shares of common stock.

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

6% Convertible Exchangeable Preferred Stock

As of March 31, 2022, there were 335,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (the “6% Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the 6% Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the 6% Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. The 6% Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends. As of March 31, 2022, accrued and unpaid dividends amounted to $50,291.

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

11.          Subsequent Events

Dividends on 6% Preferred Stock

On March 9, 2022, the board of directors declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s 6% Preferred Stock. The cash dividend was paid on May 1, 2022 to the holders of record of the 6% Preferred Stock as of the close of business on April 14, 2022.

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2021, as updated and supplemented by Part II, Item 1A, entitled “Risk Factors,” of our Quarterly Reports on Form 10-Q, and elsewhere in this report. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, “Cyclacel,” the “Company,” “we,” “us,” and “our” refer to Cyclacel Pharmaceuticals, Inc.

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

We are evaluating oral fadraciclib and CYC140 in our Phase1/2 streamlined studies the aim of which is to assess safety and identify signals of clinical activity which may lead to registration-enabling outcomes.

Fadraciclib Phase 1/2 Study in Advanced Solid Tumors and Lymphomas (065-101; NCT#04983810)

In this ongoing study, thirteen patients have been treated in five dose escalation levels so far. The proof-of-concept stage includes 7 histologically defined cohorts thought to be sensitive to the drug’s mechanism: breast, colorectal (including KRAS mutant), endometrial/ uterine, hepatobiliary, ovarian cancers and lymphomas. An additional basket cohort will enroll patients regardless of histology with biomarkers relevant to the drug’s mechanism, including MCL1, MYC and/or cyclin E amplified.

Fadraciclib Phase 1/2 Study in Hematological Malignancies (065-102; NCT#05168904)

In this ongoing study three patients have been treated in the first dose escalation level. The proof-of-concept stage, where fadraciclib will be administered both as a single agent as well as in combination, includes 7 histologically defined cohorts which will include patients with acute myeloid leukemia (AML) or myelodysplastic syndromes (MDS) who have an inadequate response or have progressed on venetoclax combinations with hypomethylating agent (HMA) or low dose Ara C; relapsed/refractory AML or MDS patients. The trial will also include patients with CLL who have progressed after at least two lines of therapy including a BTK inhibitor and/or venetoclax.

CYC140 Phase 1/2 Study in Hematological Malignancies (140-101; NCT#05358379)

The first patient was dosed in this study in April 2022. Similar to fadraciclib this Phase 1/2 registration-directed trial uses a streamlined design and will first determine in a dose escalation stage the recommended Phase 2 dose (RP2D) for single-agent CYC140. Once RP2D has been established, the trial will immediately enter into proof-of-concept, cohort stage, using a Simon 2-stage design. In this stage CYC140 will be administered to patients in up to 7 mechanistically-relevant cohorts including patients with bladder, breast, colorectal (including KRAS mutant), hepatocellular and biliary tract, and lung cancers (both small cell and non-small cell), as well as lymphomas. An additional basket cohort will enroll patients with biomarkers relevant to the drug’s mechanism, including MYC amplified tumors. The protocol allows for expansion of individual cohorts based on response which may allow acceleration of the clinical development and registration plan for CYC140.

We currently retain virtually all marketing rights worldwide to the compounds associated with our drug programs.

Results of Operations

Three Months Ended March 31, 2022 and 2021

Revenues

Revenues for each of the three months ended March 31, 2022 and 2021 were $0.

The future

There are no active collaboration, licensing, or clinical supply agreements and we do not anticipate any revenues for the foreseeable future.

Research and development expenses

From our inception, we have focused on drug discovery and development programs, with a particular emphasis on orally available anticancer agents, and our research and development expenses have represented costs incurred to discover and develop novel small molecule therapeutics, including clinical trial costs for fadraciclib, CYC140, sapacitabine, and seliciclib. We have also incurred costs in the advancement of product candidates toward clinical and preclinical trials and the development of in-house research to advance our biomarker program and technology platforms. We expense all research and development costs as they are incurred. Research and development expenses primarily include:

●	Clinical trial and regulatory-related costs;
●	Payroll and personnel-related expenses, including consultants and contract research organizations;

●	Preclinical studies, supplies and materials;
●	Technology license costs;
●	Stock-based compensation; and
●	Rent and facility expenses for our offices.

The following table provides information with respect to our research and development expenditures for the three months ended March 31, 2022 and 2021 (in $000s except percentages):

	Three Months Ended
	March 31,		Difference
	2022	2021	$	%
Transcriptional Regulation (fadraciclib)	$3,645	$1,662	$1,983	119
Anti-mitotic (CYC140)	1,122	679	443	65
DNA Damage Response (sapacitabine)	40	93	(53)	(57)
Other research and development programs and expenses	147	132	15	11
Total research and development expenses	$4,954	$2,566	$2,388	93

Total research and development expenses represented 76% and 60% of our operating expenses for the three months ended March 31, 2022 and 2021, respectively.

Research and development expenses increased by $2.4 million from $2.6 million for the three months ended March 31, 2021 to $5.0 million for the three months ended March 31, 2022. Expenditure for the transcriptional regulation program increased by $2.0 million relative to the respective comparative period. This was due to an increase in clinical trial costs of $1.7 million associated with the progression of clinical trials for the evaluation of fadraciclib in Phase 1/2 studies and an increase in non-clinical expenditure of $0.3 million. Research and development expenses relating to CYC140 increased by $0.4 million relative to the respective comparative period due to clinical trial costs associated with the opening of clinical trial sites for the evaluation of CYC140 in Phase 1/2 studies.

The future

We continue to anticipate that overall research and development expenses for the year ended December 31, 2022 will increase compared to the year ended December 31, 2021 as we progress our clinical development programs.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three months ended March 31, 2022 and 2021 (in $000s except percentages):

	Three Months Ended
	March 31,		Difference
	2022	2021	$	%
Total general and administrative expenses	$1,605	$1,739	$(134)	(8)

Total general and administration expenses represented 24% and 40% of our operating expenses for the three months ended March 31, 2022 and 2021, respectively. General and administrative expenses decreased by $0.1 million from $1.7 million for the three months ended March 31, 2021 to $1.6 million for the three months ended March 31, 2022 as a result of lower professional and recruitment costs.

The future

We expect general and administrative expenditures for the year ended December 31, 2022 to reduce slightly compared to our expenditures for the year ended December 31, 2021, due to lower recruitment and professional costs.

Other income (expense), net

The following table summarizes other income for the three months ended March 31, 2022 and 2021 (in $000 except percentages):

	Three Months Ended
	March 31,		Difference
	2022	2021	$	%
Foreign exchange gains	$29	$10	$19	190
Interest income	4	4	—	—
Other income, net	1,280	126	1,154	916
Total other income	$1,313	140	$1,173	838

Total other income increased by $1.2 million from $140,000 for the three months ended March 31, 2021 to $1.3 million for the three months ended March 31, 2022. Other income relates to royalties receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by us in March 2006) sold certain assets and intellectual property to ThermoFisher Scientific Company, or TSC (formerly Invitrogen Corporation) through the APA and other related agreements. The assets and technology were not part of our product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, we presented $1.3 million and $126,000 as other income arising from sales related to this transaction during the three months ended March 31, 2022 and 2021 respectively.

Foreign exchange gains (losses)

Foreign exchange gains increased by $19,000, from $10,000 for the three months ended March 31, 2021, to $29,000 for the three months ended March 31, 2022.

The future

Other income (expense), net for the year ended December 31, 2022, will continue to be impacted by changes in foreign exchange rates and the receipt of income under the APA. As we are not in control of sales made by TSC, we are unable to estimate the level and timing of income under the APA, if any.

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

The following table summarizes total income tax benefit for the three months ended March 31, 2022 and 2021 (in $000s except percentages):

	Three Months Ended
	March 31,		Difference
	2022	2021	$	%
Total income tax benefit	$1,138	$687	$451	66

The total income tax benefit, which comprised of research and development tax credits recoverable, increased significantly by approximately $0.5 million from $0.7 million for the three months ended March 31, 2021 to $1.1 million for the three months ended March 31, 2022. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year and the availability of trading losses.

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

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of March 31, 2022 and 2021 (in $000s):

	March 31,
	2022	2021
Cash and cash equivalents	$29,639	$47,777
Working capital:
Current assets	$36,577	$50,463
Current liabilities	(6,204)	(2,772)
Total working capital	$30,373	$47,691

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments and licensing revenue. We have incurred significant losses since our inception. As of March 31, 2022, we had an accumulated deficit of $ 389.1 million.

Cash Flows

Cash used in operating, investing and financing activities for the three months ended March 31, 2022 and 2021 is summarized as follows (in $000s):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(6,775)	$(3,566)
Net cash used in investing activities	(4)	(78)
Net cash (used in) provided by financing activities	(50)	17,997

Operating activities

Net cash used in operating activities increased by $3.2 million, from $3.6 million for the three months ended March 31, 2021 to $6.8 million for the three months ended March 31, 2022. The increase in cash used by operating activities was primarily the result of an increase in net loss of $0.6 million due to increased clinical activities and a change in working capital of $2.6 million.

Investing activities

Net cash used by investing activities decreased by $74,000 for the three months ended March 31, 2022 predominantly due to decreased capital expenditures.

Financing activities

Net cash from financing activities decreased by approximately $18.0 million for the three months ended March 31, 2022. Financing activities for the three months ended March 31, 2021 comprised approximately $13.5 million in net proceeds from the issuance of common stock under an underwriting agreement with Oppenheimer & Co. Inc., and approximately $4.5 million from warrant exercises associated with a co-placement agency agreement with Roth Capital Partners, LLC, Ladenburg Thalmann & Co. Inc., and Brookline Capital Markets, a division of Arcadia Securities, LLC. This was partially offset by payment of preferred dividends. There were no similar capital raising activities in the three months ended March 31, 2022.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future and cannot guarantee that we will generate any significant product revenues until a product candidate has been approved by the Food and Drug Administration (“FDA”) or European Medicines Agency (“EMA”) in other countries and successfully commercialized.

We believe that existing funds together with cash generated from operations, such as recent financing activities and the R&D tax credit, are sufficient to satisfy our planned working capital, capital expenditures and other financial commitments through June 30, 2023. However, we do not currently have sufficient funds to complete development and commercialization of any of our drug candidates. Current business and capital market risks could have a detrimental effect on the availability of sources of funding and our ability to access them in the future, which may delay or impede our progress of advancing our drugs currently in the clinical pipeline to approval by the FDA or EMA for commercialization. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

Our future funding requirements will depend on many factors, including but not limited to:

●	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;

●	the costs associated with establishing manufacturing and commercialization capabilities;
●	the extent to which the coronavirus impacts our financial condition and operations, which will depend on future developments that are highly uncertain and cannot be predicted with confidence, including the ultimate duration of the pandemic, the emergence of new geographic hotspots, the re-emergence of subsequent outbreaks, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, and the effectiveness of actions taken globally to contain and treat the disease;
●	the costs of acquiring or investing in businesses, product candidates and technologies;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	the costs and timing of seeking and obtaining FDA and EMA approvals;
●	the effect of competing technological and market developments; and
●	the economic and other terms and timing of any collaboration, licensing or other arrangements into which we may enter.

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

Impact of COVID-19

The COVID-19 pandemic has led to global supply chain challenges, which have negatively impacted the availability and cost of materials. The global outbreak of COVID-19 has also adversely affected our clinical trials with regards to the pace of patient enrollment as a result of restrictions on travel and/or transport of clinical materials, as well as diversion of hospital staff and resources to COVID-19 infected patients. The extent to which COVID-19 will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of COVID-19 or new variants or the effectiveness of actions to contain and treat COVID-19 and its variants, particularly in the geographies where we or our third-party suppliers, contract manufacturers, or contract research organizations operate. At this time, we are unable to fully estimate the impact of the pandemic or current geopolitical turmoil on its financial condition or operations, but either or both could materially affect our ability to raise future capital or to conduct clinical studies on a timely basis.

Critical Accounting Policies and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended

December 31, 2021 and Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies during the three months ended March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide information in response to this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of March 31, 2022, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes made in our internal controls over financial. As the “Work from Home” environment continues, there has been no significant changes in our internal controls over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021. For a further discussion of our Risk Factors, refer to Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

101

The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: May 12, 2022	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and Executive Vice President, Finance