Form 10-Q
period 2022-06-30
Cyclacel Pharmaceuticals, Inc.
filed 2022-08-11
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022 there were 12,539,189 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$29,077	$36,559
Prepaid expenses and other current assets	3,000	4,383
Total current assets	32,077	40,942
Property and equipment, net	48	64
Right-of-use lease asset	161	30
Non-current deposits	3,060	1,551
Total assets	$35,346	$42,587
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,205	$2,117
Accrued and other current liabilities	2,821	3,177
Total current liabilities	5,026	5,294
Lease liability	113	30
Total liabilities	5,139	5,324
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2021 and June 30, 2022;
6% Convertible Exchangeable preferred stock; 335,273 shares issued and outstanding at December 31, 2021 and June 30, 2022. Aggregate preference in liquidation of $4,006,512 as of December 31, 2021 and June 30, 2022.	—	—
Series A convertible preferred stock, $0.001 par value; 264 shares issued and outstanding at December 31, 2021 and June 30, 2022.	—	—
Series B convertible preferred stock, $0.001 par value; 237,745 shares issued and outstanding at December 31, 2021 and June 30, 2022.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2021 and June 30, 2022; 11,350,289 and 9,993,135 shares issued and outstanding at June 30, 2022 and December 31, 2021 respectively.	11	10
Additional paid-in capital	425,114	422,960
Accumulated other comprehensive loss	(1,276)	(748)
Accumulated deficit	(393,642)	(384,959)
Total stockholders’ equity	30,207	37,263
Total liabilities and stockholders’ equity	$35,346	$42,587

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues	$—	$—	—	—

Operating expenses:
Research and development	4,205	4,101	9,159	6,667
General and administrative	1,580	1,999	3,185	3,738
Total operating expenses	5,785	6,100	12,344	10,405
Operating loss	(5,785)	(6,100)	(12,344)	(10,405)
Other income (expense):
Foreign exchange gains (losses)	209	(13)	238	(3)
Interest income	17	4	21	8
Other income, net	—	18	1,280	144
Total other income, net	226	9	1,539	149
Loss before taxes	(5,559)	(6,091)	(10,805)	(10,256)
Income tax benefit	984	964	2,122	1,651
Net loss	(4,575)	(5,127)	(8,683)	(8,605)
Dividend on convertible exchangeable preferred shares	(50)	(50)	(101)	(101)
Net loss applicable to common shareholders	$(4,625)	$(5,177)	$(8,784)	$(8,706)
Basic and diluted earnings per common share:
Net loss per share – basic and diluted	$(0.46)	$(0.56)	$(0.87)	$(1.07)
Weighted average common shares outstanding	10,136,089	9,234,110	10,065,007	8,172,472

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(4,575)	$(5,127)	$(8,683)	$(8,605)
Translation adjustment	15,715	(869)	21,518	(2,452)
Unrealized foreign exchange gain (loss) on intercompany loans	(16,168)	941	(22,046)	2,540
Comprehensive loss	$(5,028)	$(5,055)	$(9,211)	$(8,517)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In $000s, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	573,282	$—	6,246,896	$6	$400,071	$(746)	$(366,072)	$33,259
Issue of common stock and associated warrants on underwritten offering, net of expenses	—	—	2,078,214	2	13,500	—	—	13,502
Warrant Exercises	—	—	909,000	1	4,544	—	—	4,545
Stock-based compensation	—	—	—	—	255	—	—	255
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	1,599	—	1,599
Translation adjustment	—	—	—	—	—	(1,583)	—	(1,583)
Loss for the period	—	—	—	—	—	—	(3,478)	(3,478)
Balances at March 31, 2021	573,282	$—	9,234,110	$9	$418,320	$(730)	$(369,550)	$48,049

Stock-based compensation	—	—	—	—	272	—	—	272
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	941	—	941
Translation adjustment	—	—	—	—	—	(869)	—	(869)
Loss for the period	—	—	—	—	—	—	(5,127)	(5,127)
Balances at June 30, 2021	573,282	$—	9,234,110	$9	$418,542	$(658)	$(374,677)	$43,216

Balances at December 31, 2021	573,282	$—	9,993,135	$10	$422,960	$(748)	$(384,959)	$37,263
Stock-based compensation	—	—	—	—	380	—	—	380
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(5,878)	—	(5,878)
Translation adjustment	—	—	—	—	—	5,803	—	5,803
Loss for the period	—	—	—	—	—	—	(4,108)	(4,108)
Balances at March 31, 2022	573,282	$—	9,993,135	$10	$423,290	$(823)	$(389,067)	$33,410

Issue of common stock on At Market issuance sales agreement, net of expenses	—	—	1,339,742	1	1,524	—	—	1,525
Stock-based compensation	—	—	—	—	350	—	—	350
Stock-based awards	—	—	17,412	—	—	—	—	—
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(16,168)	—	(16,168)
Translation adjustment	—	—	—	—	—	15,715	—	15,715
Loss for the period	—	—	—	—	—	—	(4,575)	(4,575)
Balances at June 30, 2022	573,282	$—	11,350,289	$11	$425,114	$(1,276)	$(393,642)	$30,207

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Operating activities:
Net loss	$(8,683)	$(8,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17	26
Stock-based compensation	730	533
Changes in lease liability	—	115
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(926)	(476)
Accounts payable, accrued and other current liabilities	172	626
Net cash used in operating activities	(8,690)	(7,781)
Investing activities:
Purchase of property, plant and equipment	(7)	(16)
Net cash used in investing activities	(7)	(16)
Financing activities:
Proceeds, net of issuance costs, from issuing common stock and warrants	1,525	18,047
Payment of preferred stock dividend	(101)	(101)
Net cash provided by financing activities	1,424	17,946

Effect of exchange rate changes on cash and cash equivalents	(209)	84
Net (decrease) increase in cash and cash equivalents	(7,482)	10,233
Cash and cash equivalents, beginning of period	36,559	33,406
Cash and cash equivalents, end of period	$29,077	$43,639
Supplemental cash flow information:
Cash received during the period for:
Interest	21	9
Research & Development Tax Credits	3,328	1,390

Non cash financing activities:
Accrual of preferred stock dividends	50	50

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

Through June 30, 2022, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

2.            Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of June 30, 2022, the consolidated statements of operations, comprehensive loss, and stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and the consolidated statements of cash flows for the six months ended June 30, 2022 and 2021, and all related disclosures contained in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2021 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022. The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of June 30, 2022, and the results of operations and, comprehensive loss for the three and six months ended June 30, 2022, and cash flows for the six months ended June 30, 2022, have been made. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other reporting period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2021 that are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2022.

Going Concern

Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued. The Company expects that its cash of approximately $29.1 million as of June 30, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements into the second half of 2023.

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

The future viability of the Company beyond the second half of 2023 is dependent on its ability to raise additional capital to finance its operations. The Company does not currently have sufficient funds to complete development and commercialization of any of its drug candidates. Additional funding may not be available to the Company on favorable terms, or at all. If the Company is not able to secure additional funding when needed, it may have to delay, reduce the scope of or eliminate one or more of its clinical trials or research and development programs or make changes to its operating plan. In addition, it may have to partner one or more of its product candidate programs at an earlier stage of development, which would lower the economic value of those programs to the Company. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

Accounting standards adopted in the period

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This ASU requires business entities to make annual disclosures about transactions with a government they account for by analogizing to a grant or contribution accounting model under ASC 958-605 or based on International Accounting Standard No. 20. ASU 2021-10 became effective for us on January 1, 2022. The Company has evaluated the effect that this guidance has on its Consolidated Financial Statements and determined it does not have a material impact.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment became effective for us on January 1, 2022. This new guidance does not have a material impact on our financial statements for any past transactions, but it could change the way that the Company accounts for subsequent amendments to its outstanding warrants, if any.

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

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income

(loss). There were no reclassifications out of other comprehensive income (loss) during the six months ended June 30, 2021 and 2022.

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

Leases

The Company accounts for lease contracts in accordance with ASC 842. As of June 30, 2022, the Company’s only outstanding facilities lease is classified as an operating lease.

The Company recognizes an asset for the right to use an underlying leased asset for the lease term and records lease liabilities based on the present value of the Company’s obligation to make lease payments under the lease. As the Company’s lease does not specify an implicit rate, the Company uses a best estimate of its incremental borrowing rate to discount the future lease payments. The Company estimates its incremental borrowing rate based on observable information about risk-free interest rates that are the same tenure as the lease term, adjusted for various factors, including the effects of assumed collateral, the nature of how the loan is repaid (e.g., amortizing versus bullet), and the Company’s credit risk.

The Company evaluates options included in its lease agreement to extend or terminate the lease. The Company will reflect the effects of exercising those options in the lease term when it is reasonably certain that the Company will exercise that option. In assessing whether it is reasonably certain that the Company will exercise an option, the Company considers factors such as:

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

3.           Revenue

Revenue recognized in the three and six months ended June 30, 2021 and 2022 was $0.

4.           Net Loss per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the three months ended June 30, 2021 and 2022, as the result would be anti-dilutive:

	June 30,	June 30,
	2022	2021
Stock options	1,613,089	731,761
Restricted Stock Units	118,665	—
6% convertible exchangeable preferred stock	85	85
Series A preferred stock	6,600	6,600
Series B preferred stock	1,188,725	1,188,725
Common stock warrants	3,234,379	3,234,379
Total shares excluded from calculation	6,161,543	5,161,550

5.            Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in $000s):

	June 30,	December 31,
	2022	2021
Research and development tax credit receivable	$2,000	$3,727
Prepayments and VAT receivable	921	577
Other current assets	79	79
	$3,000	$4,383

6.            Non-Current Assets

As of June 30, 2022, the Company had non-current assets of $3.1 million, which is mostly comprised of clinical trial deposits held by a contract research organization in relation to the Company’s Phase 1/2 clinical trials.

7.            Accrued and Other Liabilities

Accrued and other current liabilities consisted of the following (in $000s):

	June 30,	December 31,
	2022	2021
Accrued research and development	$1,896	$2,310
Accrued legal and professional fees	367	233
Other current liabilities	558	634
	$2,821	$3,177

Other current liabilities for the year ended December 31, 2021 was largely attributed to accrued payroll costs.

8.            Leases

The Company currently has one lease, relating to its facility in Berkeley Heights, New Jersey. On April 4, 2022 the Company extended this lease by three years, expiring July 31, 2025. On May 4, 2021, the Company assigned an operating lease relating to its facility in Dundee, Scotland to the University of Dundee, Scotland, incurring lease assignment costs of approximately $400,000, of which 50% was paid on assignment and the remaining 50% was paid on May 4, 2022. The Company has no further obligations, liabilities or commitments in relation to this facility.

As of and for the six months ended June 30, 2022 and 2021:

The Company recognized operating lease expenses of $30,470 and $144,463 in the six month periods ending June 30, 2022 and 2021 respectively. Cash payments made during the six months ended June 30, 2022 and 2021 totaled $30,870 and $150,941 respectively and were presented within cash outflows from operating activities. The remaining lease term as of June 30, 2022 is approximately 3.1 years for the Berkeley Heights facility. The discount rate used by the Company in determining the lease liability was 12%.

Remaining lease payments under the lease are (in $000’s):

2022	$31
2023	63
2024	65
2025	38
2026	—
Thereafter	—
$197

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three and six months ended June 30, 2021 and 2022 as shown in the following table (in $000s):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
General and administrative	$216	$190	$469	$364
Research and development	134	$88	$262	$169
Stock-based compensation costs before income taxes	$350	$278	$730	$533

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

On June 14, 2022, the Company’s stockholders approved an amendment of the 2018 Plan to increase the number of shares of Common Stock available for grant under the Plan by adding an additional 500,000 shares. As of June 30, 2022, the Company has reserved 389,896 shares of the Company’s common stock under the 2018 Plan for future issuances, including shares that were available under the 2015 Plan and carried forward to the 2018 Plan. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

2020 Inducement Equity Incentive Plan

In October 2020, the Inducement Equity Incentive Plan (the “Inducement Plan”), became effective. Under the Inducement Plan, Cyclacel may make equity incentive grants to new senior level Employees (persons to whom the Company may issue securities without stockholder approval). The Inducement Plan allows for the issuance of up to 200,000 shares of the Company’s common stock (or the equivalent of such number). As of June 30, 2022, 120,000 shares under the Inducement Plan have been issued, leaving a remaining reserve of 80,000 shares.

Option Grants and Exercises

There were 517,337 options granted during the six months ended June 30, 2022. These options had a grant date fair value ranging between $0.86-$2.90 per option. There were 129,153 options granted during the six months ended June 30, 2021. These options had a grant date fair value ranging between $4.56-$6.14 per option. The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718 using the following assumptions:

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Expected term (years)	5 – 6	5 – 6
Risk free interest rate	1.370% – 3.605%	0.420% – 1.00%
Volatility	87 – 93%	98 – 102%
Expected dividend yield over expected term	0.00%	0.00%

There were no stock options exercised during each of the six months ended June 30, 2021 and 2022, respectively. The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income.

In the second quarter of 2022, the Company amended the terms of 11,952 options and 2,374 restricted stock units issued to a former director. Specifically, the Company accelerated the vesting of 4,748 options and 2,374 restricted stock units that otherwise would have been forfeited upon the director’s retirement of service. In addition, the Company extended the time by which the director could exercise all vested awards from 90 days to two years. The Company recorded an additional $3,500 of compensation cost in the second quarter of 2022 as a result of these modifications.

Outstanding Options

A summary of the share option activity and related information is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price Per Share	Term (Years)	Value ($000)
Options outstanding at December 31, 2021	1,099,357	$7.53	8.99	$189
Granted	517,337	$2.42	—	—
Cancelled/forfeited	(3,604)	$28.15
Options outstanding at June 30, 2022	1,613,090	$5.84	8.85	$—

Unvested at June 30, 2022	1,090,833	$3.25	9.35	$—
Vested and exercisable at June 30, 2022	522,257	$11.25	7.79	$—

Restricted Stock Units

The Company issued 118,665 restricted stock units during the six months ended June 30, 2022. These restricted stock units will vest over a period of one year for grants to directors and three years for grants to employees. Each restricted stock unit was valued at $1.11 based on their fair value at the date of grant, which is equivalent to the market price of a share of the Company’s common stock.

The Company issued an additional 18,992 restricted stock units to employees during the year ended December 31, 2021. These restricted stock units will vest over a period of one or three years. Each restricted stock unit was valued at $6.69 based on their fair value at the date of grant, which is equivalent to the market price of a share of the Company’s common stock.

Summarized information for restricted stock units as of June 30, 2022 is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Stock Units	Value Per Share
Restricted Stock Units outstanding at December 31, 2021	18,992	$6.69
Granted	118,665	1.11
Restricted Stock Units outstanding at June 30, 2022	137,657	$—

Unvested at June 30, 2022	120,248	$1.18
Vested and exercisable at June 30, 2022	17,409	$6.69

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

Subject to the terms and conditions of the Sales Agreement, Cantor will use commercially reasonable efforts consistent with its normal trading and sales practices to sell shares of the Company’s common stock from time to time, based upon the Company's instructions, including any price, time or size limits specified by the Company. The Company has provided Cantor with customary indemnification rights, and Cantor will be entitled to a commission at a fixed rate equal to 3.0% of the gross proceeds per share sold. The Company has no obligation to sell any of the shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement. As of June 30, 2022, a total of 2,092,167 shares, for gross proceeds of approximately $5.9 million, have been sold pursuant to this agreement.

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

As of June 30, 2022, 237,745 shares of the Series B Preferred Stock remained issued and outstanding.

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

There were no exercises of these warrants during the three and six months ended June 30, 2022 or June 30, 2021.

April 2020 Warrants

As of June 30, 2022, 2,190,000 warrants issued in connection with the April 2020 equity financing remained outstanding, each with an exercise price of $5.00. All such warrants were issued in connection with the April 2020 co-placement agency agreement. The common warrants are immediately exercisable and will expire on the fifth anniversary of the original issuance date. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Company’s common stock. The common warrants were issued separately from the common stock and were eligible for transfer immediately after issuance. A common warrant to purchase one share of common stock was issued for every share of common stock purchased in this offering.

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

There were no warrants exercised during the three or six months ended June 30, 2022, and a total of 909,000 warrants exercised during the three and six months ended June 30, 2021.

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

There were no exercises of these warrants during the three and six months ended June 30, 2022 or June 30, 2021.

Series A Preferred Stock

8,872 shares of the Company’s Series A Preferred Stock were issued in the July 2017 underwritten public offering. During the year ended December 31, 2017, 8,608 shares of the Series A Preferred Stock were converted into 215,200 shares of common stock. As of June 30, 2022, 264 shares of the Series A Preferred Stock remained issued and outstanding.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof, into a number of shares of common stock determined by dividing $1,000 by the initial conversion price of $40.00 per share, subject to a 4.99% blocker provision, or, upon election by a holder prior to the issuance of shares of Series A Preferred Stock, 9.99%, and is subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations. The 264 shares of Series A Preferred Stock issued and outstanding at June 30, 2022, are convertible into 6,600 shares of common stock.

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

6% Convertible Exchangeable Preferred Stock

As of June 30, 2022, there were 335,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (the “6% Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the 6% Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the 6% Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. The 6% Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends. As of June 30, 2022, accrued and unpaid dividends amounted to $50,291.

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

11.          Subsequent Events

Dividends on 6% Preferred Stock

On June 14, 2022, the board of directors declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s Preferred Stock. The cash dividend was paid on August 1, 2022 to the holders of record of the 6% Preferred Stock as of the close of business on July 15, 2022.

August 2021 Controlled Equity Offering Sales Agreement

Subsequent to the quarter ended June 30, 2022, under the Sales Agreement, the Company sold a further 1,188,900 shares, for net proceeds of approximately $1.6 million.

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2021, as updated and supplemented by Part II, Item 1A, entitled “Risk Factors,” of our Quarterly Reports on Form 10-Q, and elsewhere in this report. In addition, while we expect the coronavirus pandemic to have an impact on our business operations and financial results, the extent of the impact on our clinical development and regulatory efforts, our corporate development objectives, our financial position and the value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, the emergence of new geographic hotspots, the re-emergence of subsequent outbreaks, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, and the effectiveness of actions taken globally to contain and treat the disease. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, “Cyclacel,” the “Company,” “we,” “us,” and “our” refer to Cyclacel Pharmaceuticals, Inc.

Overview

We are a clinical-stage biopharmaceutical company working to develop innovative cancer medicines based on cell cycle, transcriptional regulation and mitosis control biology. We are a pioneer company in the field of cancer cell cycle biology with a vision to improve patient healthcare by translating insights in cancer biology into medicines that can overcome resistance and ultimately increase a patient’s overall survival. Our primary focus has been on our transcriptional regulation program, which is evaluating fadraciclib, a CDK2/9 inhibitor, in solid tumors and hematological malignancies. In addition, the anti-mitotic program is evaluating CYC140, a PLK1 inhibitor, in advanced cancers.

We are evaluating oral fadraciclib and CYC140 in Phase1/2 streamlined studies the aim of which is to assess safety and identify signals of clinical activity which may lead to registration-enabling outcomes.

Fadraciclib Phase 1/2 Study in Advanced Solid Tumors and Lymphomas (065-101; NCT#04983810)

In this ongoing study, seventeen patients have been treated in five dose escalation levels so far. The proof-of-concept stage includes 7 histologically defined cohorts thought to be sensitive to the drug’s mechanism: breast, colorectal (including KRAS mutant), endometrial/ uterine, hepatobiliary, ovarian cancers and lymphomas. An additional basket cohort will enroll patients regardless of histology with biomarkers relevant to the drug’s mechanism, including MCL1, MYC and/or cyclin E amplified.

Fadraciclib Phase 1/2 Study in Hematological Malignancies (065-102; NCT#05168904)

In this ongoing study six patients have been treated in the first dose escalation level. The proof-of-concept stage, where fadraciclib will be administered both as a single agent as well as in combination, includes 7 histologically defined cohorts which will include patients with acute myeloid leukemia (AML) or myelodysplastic syndromes (MDS) who have an inadequate response or have progressed on venetoclax combinations with hypomethylating agent (HMA) or low dose Ara C; relapsed/refractory AML or MDS patients. The trial will also include patients with CLL who have progressed after at least two lines of therapy including a BTK inhibitor and/or venetoclax.

CYC140 Phase 1/2 Study in Advanced Solid Tumors and Lymphomas (140-101; NCT#05358379)

The first patient was dosed in this study in April 2022, with a total of three patients treated in the first dose escalation level. Similar to fadraciclib this Phase 1/2 registration-directed trial uses a streamlined design and will first determine in a dose escalation stage the recommended Phase 2 dose (RP2D) for single-agent CYC140. Once RP2D has been established, the trial will immediately enter into proof-of-concept, cohort stage, using a Simon 2-stage design. In this stage CYC140 will be administered to patients in up to 7 mechanistically relevant cohorts including patients with bladder, breast, colorectal (including KRAS mutant), hepatocellular and biliary tract, and lung cancers (both small cell and non-small cell), as well as lymphomas. An additional basket cohort will enroll patients with biomarkers relevant to the drug’s mechanism, including MYC amplified tumors. The protocol allows for expansion of individual cohorts based on response which may allow acceleration of the clinical development and registration plan for CYC140.

We currently retain virtually all marketing rights worldwide to the compounds associated with our drug programs.

Results of Operations

Three and Six Months Ended June 30, 2021 and 2022

Revenues

Revenues for each of the three and six months ended June 30, 2021 and 2022 were $0.

The future

There are no active collaboration, licensing, or clinical supply agreements and we do not anticipate any revenues for the foreseeable future.

Research and development expenses

From our inception, we have focused on drug discovery and development programs, with a particular emphasis on orally available anticancer agents, and our research and development expenses have represented costs incurred to discover and develop novel small molecule therapeutics, including clinical trial costs for fadraciclib and CYC140, as well as other compounds such as sapacitabine and seliciclib. We have also incurred costs in the advancement of product candidates toward clinical and preclinical trials and the development of in-house research to advance our biomarker program and technology platforms. We expense all research and development costs as they are incurred. Research and development expenses primarily include:

●	Clinical trial and regulatory-related costs;
●	Payroll and personnel-related expenses, including consultants and contract research organizations;
●	Preclinical studies, supplies and materials;
●	Technology license costs;
●	Stock-based compensation; and
●	Rent and facility expenses for our offices.

The following table provides information with respect to our research and development expenditures for the three and six months ended June 30, 2021 and 2022 (in $000s except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Difference		June 30,		Difference
	2022	2021	$	%	2022	2021	$	%
Transcriptional Regulation (fadraciclib)	$2,583	$2,776	$(193)	(7)	$6,228	$4,439	$1,789	40
Anti-mitotic (CYC140)	1,459	1,107	352	32	2,581	1,785	796	45
DNA Damage Response (sapacitabine)	11	80	(69)	(86)	51	173	(122)	(71)
Other research and development expenses	152	138	14	10	299	270	29	11
Total research and development expenses	$4,205	$4,101	$104	3	$9,159	$6,667	$2,492	37

Total research and development expenses for the three and six months ended June 30, 2022 represented 73% and 74% of our operating expenses respectively, representing an increase over the respective prior periods.

Research and development expenses increased by $2.5 million from $6.7 million for the six months ended June 30, 2021 to $9.2 million for the six months ended June 30, 2022. Expenditure for the transcriptional regulation program increased by $1.8 million for the six months ended June 30, 2022, relative to the respective comparative period. This was due to an increase in clinical trial costs of $2.2 million associated with the progression of clinical trials for the evaluation of fadraciclib in Phase 1/2 studies, offset by a decrease in non-clinical expenditure of $0.4 million. Research and development expenses relating to CYC140 increased by $0.8 million for the six months ended June 30, 2022, relative to the respective comparative period. This was due to an increase in clinical trial costs of $1.4 million associated with the progression of clinical trials for the evaluation of CYC140 in Phase 1/2 studies, offset by a decrease in non-clinical expenditure of $0.6 million.

The future

We continue to anticipate that overall research and development expenses for the year ended December 31, 2022 will increase compared to the year ended December 31, 2021 as we progress our clinical development programs.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three and six months ended June 30, 2021 and 2022 (in $000s except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Difference		June 30,		Difference
	2022	2021	$	%	2022	2021	$	%
Total general and administrative expenses	$1,580	$1,999	$(419)	(21)	$3,185	$3,738	$(553)	(15)

Total general and administration expenses for the three and six months ended June 30, 2022 represented 27% and 26% of our operating expenses respectively representing a decrease over the respective prior periods.

During both the three and six months ended June 30, 2022, the decrease in general and administrative expenses was primarily due to a $0.4 million reverse premium in relation to assignation of the lease facility in Dundee, Scotland which was recognized during the second quarter of 2021. The decrease in general and administrative expenses during the six months ended June 30, 2022 relative to the corresponding prior year period was also a result of reductions in legal, professional and recruitment costs relating to expansion of the clinical team that were incurred in the first half of 2021.

The future

We expect general and administrative expenditures for the year ended December 31, 2022 to reduce slightly compared to our expenditures for the year ended December 31, 2021, due to lower recruitment and professional costs.

Other income (expense), net

The following table summarizes other income for the three and six months ended June 30, 2021 and 2022 (in $000 except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Difference		June 30,		Difference
	2022	2021	$	%	2022	2021	$	%
Foreign exchange gains	$209	$(13)	$222	(1,708)	$238	$(3)	$241	(8,033)
Interest income	17	4	13	325	21	8	13	163
Other income, net	—	18	(18)	(100)	1,280	144	1,136	789
Total other income	$226	9	$217	2,411	$1,539	149	$1,390	933

Total other income increased by $1.4 million from $0.1 million for the six months ended June 30, 2021 to $1.5 million for the six months ended June 30, 2022. Other income relates to royalties receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by us in March 2006) sold through the APA and other related agreements certain assets and intellectual property which are not related to our product development plans to ThermoFisher Scientific Company, or TSC . Accordingly, we presented $1.3 million and $144,000 as other income received from TSC during the six months ended June 30, 2022 and 2021 respectively.

Foreign exchange gains (losses)

Foreign exchange gains increased by $0.2 million, from a loss of $3,000 for the six months ended June 30, 2021, to a gain of $0.2 million for the six months ended June 30, 2022.

The future

Other income (expense), net for the year ended December 31, 2022, will continue to be impacted by changes in foreign exchange rates and the receipt of income under the APA. As we are not in control of sales made by TSC, we are unable to estimate the level and timing of income under the APA, if any.

Because the nature of funding advanced through intercompany loans is that of a long-term investment, unrealized foreign exchange gains and losses on such funding will be recognized in other comprehensive income until repayment of any intercompany loan becomes foreseeable.

Income tax benefit

Credit is taken for research and development tax credits, which are claimed from the United Kingdom’s revenue and customs authority, or HMRC, in respect of qualifying research and development costs incurred.

The following table summarizes total income tax benefit for the three and six months ended June 30, 2022 and 2021 (in $000s except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Difference		June 30,		Difference
	2022	2021	$	%	2022	2021	$	%
Total income tax benefit	$984	$964	$20	2%	$2,122	$1,651	$471	29%

The total income tax benefit, which comprised of research and development tax credits recoverable, increased by approximately $0.5 million from $1.6 million for the six months ended June 30, 2021 to $2.1 million for the six months ended June 30, 2022. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year and the availability of trading losses.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the foreseeable future and will continue to elect to receive payment of the tax credit. The amount of tax credits we will receive is entirely dependent on the amount of eligible expenses we incur and could be restricted by any future cap introduced by HMRC. As we expect our eligible expenses to be higher in the fiscal year ended December 31, 2022, the level of tax credits recoverable is anticipated to be higher in 2022 compared to the prior year.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of June 30, 2021 and 2022 (in $000s):

	June 30,
	2022	2021
Cash and cash equivalents	$29,077	$43,639
Working capital:
Current assets	$32,077	$46,203
Current liabilities	(5,026)	(3,118)
Total working capital	$27,051	$43,085

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments and licensing revenue. We have incurred significant losses since our inception. As of June 30, 2022, we had an accumulated deficit of $393.6 million.

Cash Flows

Cash from operating, investing and financing activities for the six months ended June 30, 2022 and 2021 is summarized as follows (in $000s):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(8,690)	$(7,781)
Net cash used in investing activities	(7)	(16)
Net cash provided by financing activities	1,424	17,946

Operating activities

Net cash used in operating activities increased by $0.9 million, from $7.8 million for the six months ended June 30, 2021 to $8.7 million for the six months ended June 30, 2022. The increase in cash used by operating activities was primarily the result of a change in working capital of $0.9 million, a change in lease liability of $0.1 million, and an increase in net loss of $0.1 million, offset by an increase of stock compensation expense of $0.2 million.

Investing activities

Net cash used by investing activities decreased by $9,000 for the six months ended June 30, 2022 due to capital expenditures on information technology (IT) during the respective comparative period.

Financing activities

Net cash provided by financing activities was $1.4 million for the six months ended June 30, 2022 as a direct result of receiving approximately $1.5 million, net of expenses, from the issuance of common stock under the Sales Agreement with Cantor Fitzgerald & Co., offset by dividend payments of approximately $0.1 million to the holders of our 6% Preferred Stock.

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

We believe that existing funds together with cash generated from operations, such as recent financing activities and the R&D tax credit, are sufficient to satisfy our planned working capital, capital expenditures and other financial commitments into the second half of 2023. However, we do not currently have sufficient funds to complete development and commercialization of any of our drug candidates. Current business and capital market risks could have a detrimental effect on the availability of sources of funding and our ability to access them in the future, which may delay or impede our progress of advancing our drugs currently in the clinical pipeline to approval by the FDA or EMA for commercialization. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2021 and Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies during the three months ended June 30, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide information in response to this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of June 30, 2022, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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
101

The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

104		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).
	*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: August 11, 2022	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and Executive Vice President, Finance