Form 10-Q/A
period 2022-06-30
Cyclacel Pharmaceuticals, Inc.
filed 2022-08-16
CIK 1130166

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Cyclacel Pharmaceuticals, Inc. for the quarterly period ended June 30, 2022, originally filed on August 11, 2022 (the “Original Filing”), is being filed solely to amend and restate Item 1A. (Risk Factors), Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 5 (Other Information) of Part II.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-Q/A and this Form 10-Q/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-Q/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. Except as described below, this Form 10-Q/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

PART II OTHER INFORMATION

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021. For a further discussion of our Risk Factors, refer to Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Shares sold under our ATM Sales Agreement may be subject to rescission rights and other penalties, requiring us to repurchase shares sold thereunder.

In connection with our August 2021 Controlled Equity Offering Sales Agreement (the “Sales Agreement”), on August 12, 2022, we became aware that our shelf registration statement on Form S-3 (file number 333-231923) (the “Registration Statement”) expired on June 21, 2022. Prior to becoming aware of the expiration, we sold an aggregate of 3,117,100 shares of our common stock following the expiration of the Registration Statement and through August 12, 2022 at an average price of approximately $1.44 per share for an aggregate of approximately $4,494,496 (the “Sales”) under the Registration Statement pursuant to the Sales Agreement. Because the Registration Statement had already expired, the Sales could be determined to be unregistered sales of securities, which could subject us to enforcement actions or penalties and fines by federal or state regulatory authorities. In accordance with Section 5 of the Securities Act, direct purchasers in the Sales may have rescission rights pursuant to which they may be entitled to recover the amount paid for such shares, plus statutory interest, upon returning the shares to us within one year from the transaction date. If all purchasers in the Sales demanded rescission and it was determined that every such purchaser were entitled to such rights, we may be obligated to repay an aggregate of approximately $4,494,496 for the Sales, excluding statutory interest. If purchasers successfully seek rescission and/or damages, and/or the SEC and/or state securities agencies impose financial penalties on us which are not covered by insurance, we may not have sufficient resources to make the necessary payments, and any such claims, damages or penalties could have a material adverse effect on our stock price, business prospects, results of operations, and financial condition. We cannot predict the likelihood of any claims or actions being brought against us or the amount of any penalties or fines in connection with the Sales.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Sales Agreement, on August 12, 2022, we became aware that the Registration Statement expired on June 21, 2022. Prior to becoming aware of the expiration, we sold an aggregate of 3,177,100 shares of our common stock following the expiration of the Registration Statement and through August 12, 2022 at an average price of approximately $1.44 per share for an aggregate of approximately $4,494,496 under the Registration Statement pursuant to the Sales Agreement. Because the Registration Statement had already expired, the Sales could be determined to be unregistered sales of securities, which could subject us to enforcement actions or penalties and fines by federal or state regulatory authorities. In accordance with Section 5 of the Securities Act, direct purchasers in the Sales may have rescission rights pursuant to which they may be entitled to recover the amount paid for such shares, plus statutory interest, upon returning the shares to us within one year from the transaction date. If all purchasers in the Sales demanded rescission and it was determined that every such purchaser were entitled to such rights, we may be obligated to repay an aggregate of approximately $4,494,496 for the Sales, excluding statutory interest. If purchasers successfully seek rescission and/or damages, and/or the SEC and/or state securities agencies impose financial penalties on us which are not covered by insurance, we may not have sufficient resources to make the necessary payments, and any such claims, damages or penalties could have a material adverse effect on our stock price, business prospects, results of operations, and financial condition. We cannot predict the likelihood of any claims or actions being brought against us or the amount of any penalties or fines in connection with the Sales. Since becoming aware of the expiration of the Registration Statement, we have not offered any securities under the Registration Statement, and will not do so until a new shelf registration statement becomes effective.

Item 5.	Other Information.

Unregistered Sales of Equity Securities

In connection with the Sales Agreement, on August 12, 2022, we became aware that the Registration Statement expired on June 21, 2022. Prior to becoming aware of the expiration, we sold an aggregate of 3,117,100 shares of our common stock following the expiration of the Registration Statement and August 12, 2022 at an average price of approximately $1.44 per share for an aggregate of approximately $4,494,496 under the Registration Statement pursuant to the Sales Agreement. Because the Registration Statement had already expired, the Sales could be determined to be unregistered sales of securities, which could subject us to enforcement actions or penalties and fines by federal or state regulatory authorities. In accordance with Section 5 of the Securities Act, direct purchasers in the Sales may have rescission rights pursuant to which they may be entitled to recover the amount paid for such shares, plus statutory interest, upon returning the shares to us within one year from the transaction date. If all purchasers in the Sales demanded rescission and it was determined that every such purchaser were entitled to such rights, we may be obligated to repay an aggregate of approximately $4,494,496 for the Sales, excluding statutory interest. If purchasers successfully seek rescission and/or damages, and/or the SEC and/or state securities agencies impose financial penalties on us which are not covered by insurance, we may not have sufficient resources to make the necessary payments, and any such claims, damages or penalties could have a material adverse effect on our stock price, business prospects, results of operations, and financial condition. We cannot predict the likelihood of any claims or actions being brought against us or the amount of any penalties or fines in connection with the Sales. Since becoming aware of the expiration of the Registration Statement, we have not offered any securities under the Registration Statement, and will not do so until a new shelf registration statement becomes effective.

Termination of a Material Definitive Agreement

As previously disclosed, on August 12, 2021, we entered into the Sales Agreement with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which we could offer and sell, at our option, shares of our common stock for aggregate gross sales proceeds of up to $50,000,000, from time to time, through an “at the market” equity offering program under which Cantor acted as agent.

On August 15, 2022, we and Cantor mutually agreed to terminate the Sales Agreement effective immediately. We will not incur any material early termination penalties in connection with the termination of the Sales Agreement.

This description of the Sales Agreement does not purport to be complete and is qualified in its entirety by reference to the copy of the Sales Agreement filed as Exhibit 1.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the Securities and Exchange Commission on August 12, 2021.

Item 6. Exhibits

Exhibit Number		Description

31.1		Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.1 to the Company’s Form 10-Q filed August 11, 2022).

31.2		Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.2 to the Company’s Form 10-Q filed August 11, 2022).

31.3*		Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*		Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 to the Company’s Form 10-Q filed August 11, 2022).

32.2		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.2 to the Company’s Form 10-Q filed August 11, 2022).

101		The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

104		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

	*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: August 16, 2022	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and Executive Vice President, Finance