Form 10-Q
period 2022-09-30
Cyclacel Pharmaceuticals, Inc.
filed 2022-11-10
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022 there were 12,539,189 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$23,706	$36,559
Prepaid expenses and other current assets	4,209	4,383
Total current assets	27,915	40,942
Property and equipment, net	37	64
Right-of-use lease asset	153	30
Non-current deposits	2,916	1,551
Total assets	$31,021	$42,587
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$983	$2,117
Accrued and other current liabilities	3,370	3,177
Total current liabilities	4,353	5,294
Lease liability	107	30
Total liabilities	4,460	5,324

Redeemable common stock, $0.001 par value;
0 and 3,117,100 shares issued and outstanding at December 31, 2021 and September 30, 2022 (Note 10)	4,494	—

Stockholders’ equity:

Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2021 and September 30, 2022;
6% Convertible Exchangeable preferred stock; 335,273 shares issued and outstanding at December 31, 2021 and September 30, 2022. Aggregate preference in liquidation of $4,006,512 as of December 31, 2021 and September 30, 2022.	—	—
Series A convertible preferred stock, $0.001 par value; 264 shares issued and outstanding at December 31, 2021 and September 30, 2022.	—	—
Series B convertible preferred stock, $0.001 par value; 237,745 shares issued and outstanding at December 31, 2021 and September 30, 2022.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2021 and September 30, 2022; 9,993,135 and 12,539,189 shares issued and outstanding at December 31, 2021 and September 30, 2022 respectively.	9	10
Additional paid-in capital	422,542	422,960
Accumulated other comprehensive loss	(1,746)	(748)
Accumulated deficit	(398,738)	(384,959)
Total stockholders’ equity	22,067	37,263
Total liabilities and stockholders’ equity	$31,021	$42,587

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues	$—	$—	—	—

Operating expenses:
Research and development	4,413	4,217	13,572	10,884
General and administrative	2,054	1,781	5,239	5,520
Total operating expenses	6,467	5,998	18,811	16,404
Operating loss	(6,467)	(5,998)	(18,811)	(16,404)
Other income (expense):
Foreign exchange gains (losses)	276	9	514	5
Interest income	67	4	88	12
Other income, net	14	—	1,294	144
Total other income, net	357	13	1,896	161
Loss before taxes	(6,110)	(5,985)	(16,915)	(16,243)
Income tax benefit	1,014	998	3,136	2,650
Net loss	(5,096)	(4,987)	(13,779)	(13,593)
Dividend on convertible exchangeable preferred shares	(50)	(50)	(151)	(151)
Net loss applicable to common shareholders	$(5,146)	$(5,037)	$(13,930)	$(13,744)
Basic and diluted earnings per common share:
Net loss per share – basic and diluted	$(0.42)	$(0.54)	$(1.29)	$(1.60)
Weighted average common shares outstanding	12,314,679	9,368,056	10,823,138	8,575,379

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(5,096)	$(4,987)	$(13,779)	$(13,593)
Translation adjustment	17,874	5,348	39,392	2,896
Unrealized foreign exchange gain (loss) on intercompany loans	(18,344)	(5,443)	(40,390)	(2,903)
Comprehensive loss	$(5,566)	$(5,082)	$(14,777)	$(13,600)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In $000s, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	573,282	$—	6,246,896	$6	$400,071	$(746)	$(366,072)	$33,259
Issue of common stock and associated warrants on underwritten offering, net of expenses	—	—	2,078,214	2	13,499	—	—	13,501
Warrant Exercises	—	—	909,000	1	4,544	—	—	4,545
Stock-based compensation	—	—	—	—	255	—	—	255
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	1,599	—	1,599
Translation adjustment	—	—	—	—	—	(1,583)	—	(1,583)
Loss for the period	—	—	—	—	—	—	(3,478)	(3,478)
Balances at March 31, 2021	573,282	$—	9,234,110	$9	$418,319	$(730)	$(369,550)	$48,048

Stock-based compensation	—	—	—	—	279	—	—	279
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	941	—	941
Translation adjustment	—	—	—	—	—	(869)	—	(869)
Loss for the period	—	—	—	—	—	—	(5,127)	(5,127)
Balances at June 30, 2021	573,282	$—	9,234,110	$9	$418,548	$(658)	$(374,677)	$43,222

Issue of common stock on At Market Issuance sales agreement, net of expenses	—	—	563,625	1	2,954.00	—	—	2,955
Stock-based compensation	—	—	—	—	319	—	—	319
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(5,443)	—	(5,443)
Translation adjustment	—	—	—	—	—	5,348	—	5,348
Loss for the period	—	—	—	—	—	—	(4,987)	(4,987)
Balances at September 30, 2021	573,282	$—	9,797,735	$10	$421,771	$(753)	$(379,664)	$41,364

Balances at December 31, 2021	573,282	$—	9,993,135	$10	$422,960	$(748)	$(384,959)	$37,263
Stock-based compensation	—	—	—	—	380	—	—	380
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(5,878)	—	(5,878)
Translation adjustment	—	—	—	—	—	5,803	—	5,803
Loss for the period	—	—	—	—	—	—	(4,108)	(4,108)
Balances at March 31, 2022	573,282	$—	9,993,135	$10	$423,290	$(823)	$(389,067)	$33,410

Issue of common stock on At Market issuance sales agreement, net of expenses	—	—	1,339,742	1	1,524	—	—	1,525
Stock-based compensation	—	—	—	—	350	—	—	350
Stock-based awards	—	—	17,412	—	—	—	—	—
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(16,168)	—	(16,168)
Translation adjustment	—	—	—	—	—	15,715	—	15,715
Loss for the period	—	—	—	—	—	—	(4,575)	(4,575)
Balances at June 30, 2022	573,282	$—	11,350,289	$11	$425,114	$(1,276)	$(393,642)	$30,207

Issue of common stock on At Market issuance sales agreement, net of expenses	—	—	1,188,900	1	1,581	—	—	1,582
Reclassification of redeemable common stock	—	—	(3,117,100)	(3)	(4,491)	—	—	(4,494)
Stock-based compensation	—	—	—	—	388	—	—	388
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(18,344)	—	(18,344)
Translation adjustment	—	—	—	—	—	17,874	—	17,874
Loss for the period	—	—	—	—	—	—	(5,096)	(5,096)
Balances at September 30, 2022	573,282	$—	9,422,089	$9	$422,542	$(1,746)	$(398,738)	$22,067

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities:
Net loss	$(13,779)	$(13,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24	36
Stock-based compensation	1,119	853
Changes in lease liability	29	173
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,816)	(2,655)
Accounts payable, accrued and other current liabilities	(235)	1,195
Net cash used in operating activities	(15,658)	(13,991)
Investing activities:
Purchase of property, plant and equipment	(7)	(25)
Net cash used in investing activities	(7)	(25)
Financing activities:
Proceeds, net of issuance costs, from issuing common stock and warrants	3,107	21,001
Payment of preferred stock dividend	(151)	(151)
Net cash provided by financing activities	2,956	20,850

Effect of exchange rate changes on cash and cash equivalents	(144)	(21)
Net (decrease) increase in cash and cash equivalents	(12,853)	6,813
Cash and cash equivalents, beginning of period	36,559	33,406
Cash and cash equivalents, end of period	$23,706	$40,219
Supplemental cash flow information:
Cash received during the period for:
Interest	89	13
Research & Development Tax Credits	3,050	1,352

Non cash financing activities:
Accrual of preferred stock dividends	50	50

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.           Company Overview

Nature of Operations

Cyclacel Pharmaceuticals, Inc. (“Cyclacel” or the “Company”) is a clinical-stage biopharmaceutical company developing innovative cancer medicines based on cell cycle, transcriptional regulation and mitosis control biology. Cyclacel is a pioneer in the field of cancer cell cycle biology with a vision to improve patient healthcare by translating insights in cancer biology into medicines that can overcome resistance and ultimately increase a patient’s overall survival rate.

Through September 30, 2022, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

2.            Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of September 30, 2022, the consolidated statements of operations, comprehensive loss, and stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and the consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021, and all related disclosures contained in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2021 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022. The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of September 30, 2022, and the results of operations and, comprehensive loss for the three and nine months ended September 30, 2022, and cash flows for the nine months ended September 30, 2022, have been made. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other reporting period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2021 that are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2022.

Going Concern

Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued. The Company expects that its cash of approximately $23.7 million as of September 30, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements to the end of 2023.

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

The future viability of the Company beyond 2023 is dependent on its ability to raise additional capital to finance its operations. The Company does not currently have sufficient funds to complete development and commercialization of any of its drug candidates. Additional funding may not be available to the Company on favorable terms, or at all. If the Company is not able to secure additional funding when needed, it may have to delay, reduce the scope of or eliminate one or more of its clinical trials or research and development programs or make changes to its operating plan. In addition, it may have to partner one or more of its product candidate programs at an earlier stage of development, which would lower the economic value of those programs to the Company. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

Accounting Standards Adopted in the Period

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This ASU requires business entities to make annual disclosures about transactions with a government they account for by analogizing to a grant or contribution accounting model under ASC 958-605 or based on International Accounting Standard No. 20. ASU 2021-10 which became effective for us on January 1, 2022. The Company has evaluated the effect that this guidance has on its Consolidated Financial Statements and has determined it does not have a material impact.

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

Recently Issued Accounting Pronouncements

The FASB has issued ASU 2020-04, “Reference Rate Reform (Topic 848)”. This standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform initiatives that would replace interbank offered rates, including the London Interbank Offered Rate (“LIBOR”). For example, modifications of lease contracts within the scope of ASC 842 solely for changes in reference rates would be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not currently have any contracts affected by this guidance.

Fair Value of Financial Instruments

Financial instruments consist of cash equivalents, accounts payable and accrued liabilities. The carrying amounts of cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to the nature of the accounts, notably their short maturities.

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income

(loss). There were no reclassifications out of other comprehensive income (loss) during the nine months ended September 30, 2021 and 2022.

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

Grant revenue received from organizations that are not the Company’s customers, such as charitable foundations or government agencies, is presented as a reduction against the related research and development expenses. Moreover, other inflows that are not a result of the Company’s ongoing and central operations are presented as other income, net.

Leases

The Company accounts for lease contracts in accordance with ASC 842. As of September 30, 2022, the Company’s only outstanding facilities lease is classified as an operating lease.

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

3.           Revenue

Revenue recognized in the three and nine months ended September 30, 2021 and 2022 was $0.

4.           Net Loss per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the three months ended September 30, 2021 and 2022, as the result would be anti-dilutive:

	September 30,	September 30,
	2022	2021
Stock options	1,618,089	720,788
Restricted Stock Units	137,657	—
6% convertible exchangeable preferred stock	85	85
Series A preferred stock	6,600	6,600
Series B preferred stock	1,188,725	1,188,725
Common stock warrants	3,234,379	3,234,379
Total shares excluded from calculation	6,185,535	5,150,577

5.            Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in $000s):

	September 30,	December 31,
	2022	2021
Research and development tax credit receivable	$2,791	$3,727
Prepayments and VAT receivable	1,248	577
Other current assets	170	79
	$4,209	$4,383

6.            Non-Current Assets

As of September 30, 2022, the Company had non-current assets of $2.9 million, which is comprised of clinical trial deposits held by a contract research organization in relation to the Company’s Phase 1/2 clinical trials.

7.            Accrued and Other Liabilities

Accrued and other current liabilities consisted of the following (in $000s):

	September 30,	December 31,
	2022	2021
Accrued research and development	$2,767	$2,310
Accrued legal and professional fees	431	233
Other current liabilities	172	634
	$3,370	$3,177

Other current liabilities for the year ended December 31, 2021 were largely attributed to accrued payroll costs.

8.            Leases

The Company currently has one lease, relating to its facility in Berkeley Heights, New Jersey. On April 4, 2022 the Company extended this lease by three years, expiring July 31, 2025. On May 4, 2021, the Company assigned an operating lease relating to its U.K. facility to the University of Dundee, Scotland, incurring lease assignment costs of approximately $400,000, of which 50% was paid on assignment and the remaining 50% was paid on May 4, 2022. The Company has no further obligations, liabilities or commitments in relation to this facility.

As of and for the nine months ended September 30, 2022 and 2021:

The Company recognized operating lease expenses of $46,699 and $159,898 in the nine month periods ending September 30, 2022 and 2021 respectively. Cash payments made during the nine months ended September 30, 2022 and 2021 totaled $46,489 and $166,376 respectively and were presented within cash outflows from operating activities. The remaining lease term as of September 30, 2022 is approximately 2.8 years for the Berkeley Heights facility. The discount rate used by the Company in determining the lease liability was 12%.

Remaining lease payments under the lease are (in $000’s):

2022	$16
2023	63
2024	65
2025	38
2026	—
Thereafter	—
$182

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three and nine months ended September 30, 2021 and 2022 as shown in the following table (in $000s):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
General and administrative	$255	$223	$724	$587
Research and development	134	$96	$396	$266
Stock-based compensation costs before income taxes	$389	$319	$1,119	$853

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

On June 14, 2022, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares of common stock available for grant under the 2018 Plan by 500,000 shares. As of September 30, 2022, the Company has reserved 384,896 shares of the Company’s common stock under the 2018 Plan for future issuances, including shares that were available under the 2015 Plan and carried forward to the 2018 Plan. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

2020 Inducement Equity Incentive Plan

In October 2020, the Inducement Equity Incentive Plan (the “Inducement Plan”), became effective. Under the Inducement Plan, Cyclacel may make equity incentive grants to new senior level Employees (persons to whom the Company may issue securities without stockholder approval). The Inducement Plan allows for the issuance of up to 200,000 shares of the Company’s common stock (or the equivalent of such number). As of September 30, 2022, 120,000 shares under the Inducement Plan have been issued, leaving a remaining reserve of 80,000 shares.

Option Grants and Exercises

There were 522,337 options granted during the nine months ended September 30, 2022. These options had a grant date fair value ranging between $0.83-$2.90 per option. There were 154,653 options granted during the nine months ended September 30, 2021. These options had a grant date fair value ranging between $3.44-$6.14 per option. The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718 using the following assumptions:

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
Expected term (years)	5 – 6	5 – 6
Risk free interest rate	1.370% – 3.605%	0.420% – 1.000%
Volatility	86% – 93%	96% – 102%
Expected dividend yield over expected term	0.00%	0.00%

There were no stock options exercised during each of the nine months ended September 30, 2021 and 2022, respectively. The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income.

In the second quarter of 2022, the Company amended the terms of 11,952 options and 2,374 restricted stock units issued to a former director. Specifically, the Company accelerated the vesting of 4,748 options and 2,374 restricted stock units that otherwise would have been forfeited upon the director’s retirement from service. In addition, the Company extended the time by which the director may exercise all vested awards from 90 days to two years. The Company recorded an additional $3,500 of compensation cost in the second quarter of 2022 as a result of these modifications.

Outstanding Options

A summary of the share option activity and related information is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price Per Share	Term (Years)	Value ($000)
Options outstanding at December 31, 2021	1,099,357	$7.53	8.99	$189
Granted	522,337	$2.41	—	—
Cancelled/forfeited	(3,604)	$28.15
Options outstanding at September 30, 2022	1,618,090	$5.83	8.60	$85

Unvested at September 30, 2022	990,399	$3.16	9.14	$85
Vested and exercisable at September 30, 2022	627,691	$10.04	7.75	$—

Restricted Stock Units

The Company issued 118,665 restricted stock units during the nine months ended September 30, 2022. These restricted stock units will vest over a period of one year for grants to directors and three years for grants to employees. Each restricted stock unit was valued at $1.11 based on their fair value at the date of grant, which is equivalent to the market price of a share of the Company’s common stock.

The Company issued an additional 18,992 restricted stock units to employees during the year ended December 31, 2021. These restricted stock units will vest over a period of one or three years. Each restricted stock unit was valued at $6.69 based on their fair value at the date of grant, which is equivalent to the market price of a share of the Company’s common stock.

Summarized information for restricted stock units as of September 30, 2022 is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Stock Units	Value Per Share
Restricted Stock Units outstanding at December 31, 2021	18,992	$6.69
Granted	118,665	1.11
Restricted Stock Units outstanding at September 30, 2022	137,657	$—

Unvested at September 30, 2022	120,248	$1.18
Vested and exercisable at September 30, 2022	17,409	$6.69

10.            Stockholders Equity

August 2021 Controlled Equity Offering Sales Agreement

On August 12, 2021, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. ("Cantor"), pursuant to which the Company could issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $10.0 million through Cantor as the sales agent. Cantor could sell the Company’s common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act.

On August 12, 2022, the Company became aware that the shelf registration statement on Form S-3 (file number 333-231923) (the “Registration Statement”) associated with this Sales Agreement had expired on June 21, 2022. Prior to becoming aware of the expiration, the Company sold an aggregate of 3,117,100 shares of its common stock at the market price, following the expiration of the Registration Statement and through August 12, 2022, for aggregate proceeds of approximately $4,494,496. There was no sale of shares after August 12, 2022. The sale of these shares may be subject to potential rescission rights by certain shareholders. As of September 30, 2022, there have been no claims or demands to exercise such rights. As a result of these potential rescission rights, the Company reclassified 3,117,100 shares, with an aggregate purchase price of $4,494,496 of its common stock as outside stockholders’ equity. The reclassification of these shares shall remain for a period of one year from the applicable transaction date. These shares have been treated as issued and outstanding for financial reporting purposes.

On August 15, 2022, due to expiry of the Registration Statement, the Sales Agreement was mutually terminated. Since the start of the agreement on August 12, 2021, a total of 3,281,067 shares, for gross proceeds of approximately $7.6 million, had been sold pursuant to the Sales Agreement.

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

As of September 30, 2022, 237,745 shares of the Series B Preferred Stock remained issued and outstanding.

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

Warrants

December 2020 Warrants

As of September 30, 2022, warrants to purchase 669,854 shares of common stock remained outstanding. Each warrant shall be exercisable beginning on the 12-month anniversary of the date of issuance for a period of five years after the date of issuance, at an exercise price of $4.13 per Warrant Share. The exercise price of the Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the warrants. The warrants may be exercised on a “cashless” basis.

There were no exercises of these warrants during the three and nine months ended September 30, 2022 or September 30, 2021.

April 2020 Warrants

As of September 30, 2022, 2,190,000 warrants issued in connection with the April 2020 equity financing remained outstanding, each with an exercise price of $5.00. All such warrants were issued in connection with the April 2020 co-placement agency agreement. The common warrants are immediately exercisable and will expire on the fifth anniversary of the original issuance date. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Company’s common stock. The common warrants were issued separately from the common stock and were eligible for transfer immediately after issuance. A common warrant to purchase one share of common stock was issued for every share of common stock purchased in this offering.

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

There were no warrants exercised during the three and nine months ended September 30, 2022, and a total of 909,000 warrants exercised during the three and nine months ended September 30, 2021.

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

There were no exercises of these warrants during the three and nine months ended September 30, 2022 or September 30, 2021.

Series A Preferred Stock

8,872 shares of the Company’s Series A Preferred Stock were issued in the July 2017 underwritten public offering. During the year ended December 31, 2017, 8,608 shares of the Series A Preferred Stock were converted into 215,200 shares of common stock. As of September 30, 2022, 264 shares of the Series A Preferred Stock remained issued and outstanding.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof, into a number of shares of common stock determined by dividing $1,000 by the initial conversion price of $40.00 per share, subject to a 4.99% blocker provision, or, upon election by a holder prior to the issuance of shares of Series A Preferred Stock, 9.99%, and is subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations. The 264 shares of Series A Preferred Stock issued and outstanding at September 30, 2022 are convertible into 6,600 shares of common stock.

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

6% Convertible Exchangeable Preferred Stock

As of September 30, 2022, there were 335,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (the “6% Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the 6% Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the 6% Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. The 6% Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends. As of September 30, 2022, accrued and unpaid dividends amounted to $50,291.

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

11.          Subsequent Events

Dividends on 6% Preferred Stock

On September 7, 2022, the board of directors declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s Preferred Stock. The cash dividend was paid on November 1, 2022 to the holders of record of the 6% Preferred Stock as of the close of business on October 14, 2022.

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2021, as updated and supplemented by Part II, Item 1A, entitled “Risk Factors,” of our Quarterly Reports on Form 10-Q, and elsewhere in this report. In addition, while we expect the coronavirus pandemic to have an ongoing impact on our business operations and financial results, the extent of the impact on our clinical development and regulatory efforts, our corporate development objectives, our financial position and the value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, the emergence of new geographic hotspots, the re-emergence of subsequent outbreaks, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, and the effectiveness of actions taken globally to contain and treat the disease. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, “Cyclacel,” the “Company,” “we,” “us,” and “our” refer to Cyclacel Pharmaceuticals, Inc.

Overview

We are a clinical-stage biopharmaceutical company developing innovative cancer medicines based on cell cycle, transcriptional regulation and mitosis control biology. We are a pioneer in the field of cancer cell cycle biology with a vision to improve patient healthcare by translating insights in cancer biology into medicines that can overcome resistance and ultimately increase a patient’s overall survival rate. Our primary focus has been on our transcriptional regulation program, which is evaluating fadraciclib, a CDK2/9 inhibitor, in solid tumors and hematological malignancies. In addition, the anti-mitotic program is evaluating CYC140, a PLK1 inhibitor, in advanced cancers.

We are evaluating oral fadraciclib and CYC140 in Phase 1/2 streamlined studies the aim of which is to assess safety and identify signals of clinical activity which may lead to registration-enabling outcomes.

Fadraciclib Phase 1/2 Study in Advanced Solid Tumors and Lymphomas (065-101; NCT#04983810)

In this ongoing study, eighteen patients have been treated in the first five dose escalation levels. Following a protocol amendment, we are enrolling dose level six. The proof-of-concept stage includes seven histologically defined cohorts thought to be sensitive to the drug’s mechanism: breast, colorectal (including KRAS mutant), endometrial/

uterine, hepatobiliary, ovarian cancers and lymphomas. An additional basket cohort will enroll patients regardless of histology with biomarkers relevant to the drug’s mechanism, including MCL1, MYC and/or cyclin E amplified.

Fadraciclib Phase 1/2 Study in Hematological Malignancies (065-102; NCT#05168904)

Based on good tolerability in the 065-101 study and following FDA clearance of a protocol amendment we have has accelerated dose progression by omitting dose levels two and three and enrolling patients at dose level four. The proof-of-concept stage, where fadraciclib will be administered both as a single agent and in combination, includes seven histologically defined cohorts which will include patients with acute myeloid leukemia (or AML) or myelodysplastic syndromes (or MDS) who have an inadequate response or have progressed on venetoclax combinations with hypomethylating agent (or HMA) or low dose Ara C. The trial will also include patients with chronic lymphocytic leukemia or CLL who have progressed after at least two lines of therapy including a BTK inhibitor and/or venetoclax.

CYC140 Phase 1/2 Study in Advanced Solid Tumors and Lymphomas (140-101; NCT#05358379)

The first patient was dosed in this study in April 2022 and treated at the second dose escalation level. Similar to fadraciclib this Phase 1/2 registration-directed trial uses a streamlined design and will first determine in a dose escalation stage the recommended Phase 2 dose (or RP2D) for single-agent CYC140. Once RP2D has been established, the trial will immediately enter into proof-of-concept, cohort stage, using a Simon 2-stage design. In this stage CYC140 will be administered to patients in up to seven mechanistically relevant cohorts including patients with bladder, breast, colorectal (including KRAS mutant), hepatocellular and biliary tract, and lung cancers (both small cell and non-small cell), as well as lymphomas. An additional basket cohort will enroll patients with biomarkers relevant to the drug’s mechanism, including MYC amplified tumors. The protocol allows for expansion of individual cohorts based on response which may allow acceleration of the clinical development and registration plan for CYC140.

We currently retain virtually all marketing rights worldwide to the compounds associated with our drug programs.

Results of Operations

Three and Nine Months Ended September 30, 2021 and 2022

Revenues

Revenues for each of the three and nine months ended September 30, 2021 and 2022 were $0.

The future

There are no active collaboration, licensing, or clinical supply agreements and we do not anticipate any revenues for the foreseeable future.

Research and Development Expenses

From our inception, we have focused on drug discovery and development programs, with a particular emphasis on orally available anticancer agents, and our research and development expenses have represented costs incurred to discover and develop novel small molecule therapeutics, including clinical trial costs for fadraciclib and CYC140, as well as other compounds such as sapacitabine and seliciclib. We will not be pursuing further development of sapacitabine and have notified Daiichi Sankyo Co., Ltd., the licensor, that we wishe to terminate the sapacitabine license agreement for commercial reasons. The termination is expected to be effective as of March 23, 2023.

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

The following table provides information with respect to our research and development expenditures for the three and nine months ended September 30, 2021 and 2022 (in $000s except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Difference		September 30,		Difference
	2022	2021	$	%	2022	2021	$	%
Transcriptional Regulation (fadraciclib)	$2,512	$3,331	$(819)	(25)	$8,740	$7,748	$992	13
Anti-mitotic (CYC140)	1,707	664	1,043	157	4,289	2,480	1,809	73
DNA Damage Response (sapacitabine)	20	96	(76)	(79)	72	269	(197)	(73)
Other research and development expenses	174	126	48	38	471	387	84	22
Total research and development expenses	$4,413	$4,217	$196	5	$13,572	$10,884	$2,688	25

Total research and development expenses for the three and nine months ended September 30, 2022 represented 68% and 72% of our operating expenses respectively, compared to 70% and 66% in the respective prior periods.

Research and development expenses increased by $2.7 million from $10.9 million for the nine months ended September 30, 2021 to $13.6 million for the nine months ended September 30, 2022. Expenditure for the transcriptional regulation program increased by $1.0 million for the nine months ended September 30, 2022, relative to the respective comparative period. This was due to an increase in clinical trial costs of $1.2 million associated with the progression of clinical trials for the evaluation of fadraciclib in Phase 1/2 studies, offset by a decrease in non-clinical expenditure of $0.2 million. Research and development expenses relating to CYC140 increased by $1.8 million for the nine months ended September 30, 2022, relative to the respective comparative period. This was due to an increase in clinical trial costs of $2.4 million associated with the progression of clinical trials for the evaluation of CYC140 in Phase 1/2 studies, offset by a decrease in non-clinical expenditure of $0.6 million.

The future

We continue to anticipate that overall research and development expenses for the year ended December 31, 2022 will increase compared to the year ended December 31, 2021 as we progress our clinical development programs.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three and nine months ended September 30, 2021 and 2022 (in $000s except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Difference		September 30,		Difference
	2022	2021	$	%	2022	2021	$	%
Total general and administrative expenses	$2,054	$1,781	$273	15	$5,239	$5,520	$(281)	(5)

Total general and administrative expenses for the three and nine months ended September 30, 2022 represented 32% and 28% of our operating expenses respectively, compared to 30% and 34% in the respective prior periods.

During the three months ended September 30, 2022, the increase in general and administrative expenses was primarily due to a $0.4 million cost associated with the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (the “Sales Agreement”). The decrease in general and administrative expenses during the nine months ended September 30, 2022 relative to the corresponding prior year period was due to reductions in legal and professional expenses and recruitment costs relating to expansion of the clinical team that were incurred in the first half of 2021 along with a one-time $0.4 million reverse premium charge in relation to assignation of the lease facility in Dundee, Scotland which was recognized during the second quarter of 2021.

The future

We expect general and administrative expenditures for the year ended December 31, 2022 to decrease slightly compared to our expenditures for the year ended December 31, 2021, due to lower recruitment and professional costs.

Other income (expense), net

The following table summarizes other income for the three and nine months ended September 30, 2021 and 2022 (in $000 except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Difference		September 30,		Difference
	2022	2021	$	%	2022	2021	$	%
Foreign exchange gains	$276	$9	$267	2,967	$514	$5	$509	10,180
Interest income	67	4	63	1,575	88	12	76	633
Other income, net	14	—	14	—	1,294	144	1,150	799
Total other income	$357	13	$344	2,646	$1,896	161	$1,735	1,078

Total other income increased by $1.7 million from $0.2 million for the nine months ended September 30, 2021 to $1.9 million for the nine months ended September 30, 2022. Other income primarily relates to royalties receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by us in March 2006) sold through the APA and other related agreements certain assets and intellectual property which are not related to our product development plans to ThermoFisher Scientific Company, or TSC. Accordingly, we presented $1.3 million and $144,000 as other income received from TSC during the nine months ended September 30, 2022 and 2021 respectively.

Foreign exchange gains (losses)

Foreign exchange gains increased by $0.5 million, from $5,000 for the nine months ended September 30, 2021, to $0.5 million for the nine months ended September 30, 2022, primarily due to the weakening of the pound sterling relative to US dollar.

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

Income Tax Benefit

Credit is taken for research and development tax credits, which are claimed from the United Kingdom’s HM Revenue and Customs authority, or HMRC, in respect of qualifying research and development costs incurred.

The following table summarizes total income tax benefit for the three and nine months ended September 30, 2022 and 2021 (in $000s except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Difference		September 30,		Difference
	2022	2021	$	%	2022	2021	$	%
Total income tax benefit	$1,014	$998	$16	2%	$3,136	$2,650	$486	18%

The total income tax benefit, which comprised of research and development tax credits recoverable, increased by approximately $0.5 million from $2.6 million for the nine months ended September 30, 2021 to $3.1 million for the nine months ended September 30, 2022. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year and the availability of trading losses.

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

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of September 30, 2021 and 2022 (in $000s):

	September 30,
	2022	2021
Cash and cash equivalents	$23,706	$40,219
Working capital:
Current assets	$27,915	$43,375
Current liabilities	(4,353)	(3,591)
Total working capital	$23,562	$39,784

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments and licensing revenue. We have incurred significant losses since our inception. As of September 30, 2022, we had an accumulated deficit of $398.7 million.

On August 12, 2021, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. ("Cantor"), pursuant to which the Company could issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $10.0 million through Cantor as the sales agent. On August 12, 2022, the Company became aware that the shelf registration statement on Form S-3 (file number 333-231923) (the “Registration Statement”) associated with this Sales Agreement had expired on June 21, 2022. Prior to becoming aware of the expiration, the Company sold an aggregate of 3,117,100 shares of its common stock following the expiration of the Registration Statement and through August 12, 2022, for an aggregate of approximately $4,494,496 under the Registration Statement pursuant to the Sales Agreement. The sale of these shares may be subject to potential rescission rights by the shareholders, as described in more detail under “Risk Factors”. As of September 30, 2022, there have been no claims or demands to exercise such rights.

Cash Flows

Cash from operating, investing and financing activities for the nine months ended September 30, 2022 and 2021 is summarized as follows (in $000s):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(15,658)	$(13,991)
Net cash used in investing activities	(7)	(25)
Net cash provided by financing activities	2,956	20,850

Operating activities

Net cash used in operating activities increased by $1.7 million, from $14.0 million for the nine months ended September 30, 2021 to $15.7 million for the nine months ended September 30, 2022. The increase in cash used by operating activities was primarily the result of a change in working capital of $1.6 million, a change in lease liability of $0.2 million, and an increase in net loss of $0.2 million, offset by an increase of stock compensation expense of $0.3 million.

Investing activities

Net cash used by investing activities decreased by $18,000 for the nine months ended September 30, 2022 due to capital expenditures on information technology (IT) during the respective comparative period.

Financing activities

Net cash provided by financing activities was $2.9 million for the nine months ended September 30, 2022 as a direct result of receiving approximately $3.1 million, net of expenses, from the issuance of common stock under the Sales Agreement, offset by dividend payments of approximately $0.2 million to the holders of our 6% Preferred Stock.

Net cash provided by financing activities was $20.9 million for the nine months ended September 30, 2021 as a direct result of receiving approximately:

●	$13.5 million in net proceeds from the issuance of common stock under an underwriting agreement with Oppenheimer & Co. Inc.,
●	$4.5 million from warrant exercises associated with a co-placement agency agreement with Roth Capital Partners, LLC, Ladenburg Thalmann & Co. Inc., and Brookline Capital Markets, a division of Arcadia Securities, LLC, and
●	$3.0 million from the issuance of common stock under the Sales Agreement,

●	offset by dividend payments of approximately $0.2 million to the holders of our 6% Preferred Stock.

Operating Capital and Capital Expenditure Requirements

We expect to continue to incur substantial operating losses in the future and cannot guarantee that we will generate any significant product revenues until a product candidate has been approved by the Food and Drug Administration (“FDA”) or European Medicines Agency (“EMA”) in other countries and successfully commercialized.

We believe that existing funds together with cash generated from operations, such as recent financing activities and the R&D tax credit, are sufficient to satisfy our planned working capital, capital expenditures and other financial commitments to the end of 2023. However, we do not currently have sufficient funds to complete development and commercialization of any of our drug candidates. Current business and capital market risks could have a detrimental effect on the availability of sources of funding and our ability to access them in the future, which may delay or impede our progress of advancing our drugs currently in the clinical pipeline to approval by the FDA or EMA for commercialization. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

Impact of COVID-19

The COVID-19 pandemic has led to global supply chain challenges, which have negatively impacted the availability and cost of materials. The global outbreak of COVID-19 has also adversely affected our clinical trials with regards to the pace of patient enrollment as a result of restrictions on travel and/or transport of clinical materials, as well as diversion of hospital staff and resources to COVID-19 infected patients. The extent to which COVID-19 will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of COVID-19 or new variants or the effectiveness of actions to contain and treat COVID-19 and its variants, particularly in the geographies where we or our third-party suppliers, contract manufacturers, or contract research organizations operate. At this time, we are unable to fully estimate the impact of the pandemic or current geopolitical turmoil on our financial condition or operations, but either or both could materially affect our ability to raise future capital or to conduct clinical studies on a timely basis.

Critical Accounting Policies and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2021 and Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies during the three months ended September 30, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide information in response to this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of September 30, 2022, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes made in our internal controls over financial reporting.

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

In connection with our August 2021 Controlled Equity Offering Sales Agreement (the “Sales Agreement”), on August 12, 2022, we became aware that our shelf registration statement on Form S-3 (file number 333-231923) (the “Registration Statement”) expired on June 21, 2022. Prior to becoming aware of the expiration, we sold an aggregate of 3,117,100 shares of our common stock following the expiration of the Registration Statement and through August 12, 2022 at an average price of approximately $1.44 per share for an aggregate of approximately $4,494,496 (the “Sales”) under the Registration Statement pursuant to the Sales Agreement. Because the Registration Statement had already expired, the Sales could be determined to be unregistered sales of securities, which could subject us to enforcement actions or penalties and fines by federal and/or state regulatory authorities. In accordance with Section 5 of the Securities Act, direct purchasers in the Sales may have rescission rights pursuant to which they may be entitled to recover the amount paid for such shares, plus statutory interest, upon returning the shares to us within one year from the transaction date. If all purchasers in the Sales demanded rescission and it was determined that every such purchaser were entitled to such rights, we may be obligated to repay an aggregate of approximately $4,494,496 for the Sales, excluding statutory interest. If purchasers successfully seek rescission and/or damages, and/or the SEC and/or state securities agencies impose financial penalties on us which are not covered by insurance, we may not have sufficient resources to make the necessary payments, and any such claims, damages or penalties could have a material adverse effect on our stock price, business prospects, results of operations, and financial condition. We cannot predict the likelihood of any claims or actions being brought against us or the amount of any penalties or fines in connection with the Sales.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Sales Agreement, on August 12, 2022, we became aware that the Registration Statement expired on June 21, 2022. Prior to becoming aware of the expiration, we sold an aggregate of 3,177,100 shares of our common stock following the expiration of the Registration Statement and through August 12, 2022 at an average price of approximately $1.44 per share for an aggregate of approximately $4,494,496 under the Registration Statement pursuant to the Sales Agreement. Because the Registration Statement had already expired, the Sales could be determined to be unregistered sales of securities, which could subject us to enforcement actions or penalties and fines by federal or state regulatory authorities. In accordance with Section 5 of the Securities Act, direct purchasers in the Sales may have rescission rights pursuant to which they may be entitled to recover the amount paid for such shares, plus statutory interest, upon returning the shares to us within one year from the transaction date. If all purchasers in the Sales demanded rescission and it was determined that every such purchaser were entitled to such rights, we may be obligated to repay an aggregate of approximately $4,494,496 for the Sales, excluding statutory interest. If purchasers successfully seek rescission and/or damages, and/or the SEC and/or state securities agencies impose financial penalties on us which are not covered by insurance, we may not have sufficient resources to make the necessary payments, and any such claims, damages or penalties could have a material adverse effect on our stock price, business prospects, results of operations, and financial condition. We cannot predict the likelihood of any claims or actions being brought against us or the amount of any penalties or fines in connection with the Sales. Since becoming aware of the expiration of the Registration Statement, we have not offered any securities under the Registration Statement and will not do so until a new shelf registration statement becomes effective. As of September 30, 2022, there have been no claims or demands to exercise such rescission rights.

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
101

The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

104		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).
	*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: November 10, 2022	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and Executive Vice President, Finance