Form 10-Q
period 2023-03-31
Cyclacel Pharmaceuticals, Inc.
filed 2023-05-11
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 9, 2023 there were 12,539,189 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$11,435	$18,345
Prepaid expenses and other current assets	7,539	6,066
Total current assets	18,974	24,411
Property and equipment, net	31	32
Right-of-use lease asset	139	142
Non-current deposits	2,916	2,916
Total assets	$22,060	$27,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,509	$2,561
Accrued and other current liabilities	4,829	4,831
Total current liabilities	7,338	7,392
Lease liability	80	106
Total liabilities	7,418	7,498

Redeemable common stock, $0.001 par value;
3,117,100 shares issued and outstanding at March 31, 2023 and December 31, 2022 (Note 10)	4,494	4,494

Stockholders’ equity:

Preferred stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2023 and December 31, 2022;
6% Convertible Exchangeable preferred stock; 335,273 shares issued and outstanding at March 31, 2023 and December 31, 2022. Aggregate preference in liquidation of $4,006,512 as of March 31, 2023 and December 31, 2022.	—	—
Series A convertible preferred stock, $0.001 par value; 264 shares issued and outstanding at March 31, 2023 and December 31, 2022.	—	—
Series B convertible preferred stock, $0.001 par value; 237,745 shares issued and outstanding at March 31, 2023 and December 31, 2022.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2023 and December 31, 2022; 12,539,189 shares issued and outstanding at March 31, 2023 and December 31, 2022	9	9
Additional paid-in capital	423,324	422,973
Accumulated other comprehensive loss	(1,224)	(1,316)
Accumulated deficit	(411,961)	(406,157)
Total stockholders’ equity	10,148	15,509
Total liabilities and stockholders’ equity	$22,060	$27,501

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenues	$—	$—

Operating expenses:
Research and development	5,674	4,954
General and administrative	1,645	1,605
Total operating expenses	7,319	6,559
Operating loss	(7,319)	(6,559)
Other income (expense):
Foreign exchange gains (losses)	(87)	29
Interest income	116	4
Other income, net	166	1,280
Total other income, net	195	1,313
Loss before taxes	(7,124)	(5,246)
Income tax benefit	1,320	1,138
Net loss	(5,804)	(4,108)
Dividend on convertible exchangeable preferred shares	(50)	(50)
Net loss applicable to common shareholders	$(5,854)	$(4,158)
Basic and diluted earnings per common share:
Net loss per share – basic and diluted	$(0.47)	$(0.42)
Weighted average common shares outstanding	12,539,189	9,993,135

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(5,804)	$(4,108)
Translation adjustment	(5,171)	5,803
Unrealized foreign exchange gain (loss) on intercompany loans	5,263	(5,878)
Comprehensive loss	$(5,712)	$(4,183)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In $000s, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	573,282	$—	9,993,135	$10	$422,960	$(748)	$(384,959)	$37,263
Stock-based compensation	—	—	—	—	380	—	—	380
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(5,878)	—	(5,878)
Translation adjustment	—	—	—	—	—	5,803	—	5,803
Loss for the period	—	—	—	—	—	—	(4,108)	(4,108)
Balances at March 31, 2022	573,282	$—	9,993,135	$10	$423,290	$(823)	$(389,067)	$33,410

Balances at December 31, 2022	573,282	$—	9,422,089	$9	$422,973	$(1,316)	$(406,157)	$15,509
Stock-based compensation	—	—	—	—	401	—	—	401
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	5,263	—	5,263
Translation adjustment	—	—	—	—	—	(5,171)	—	(5,171)
Loss for the period	—	—	—	—	—	—	(5,804)	(5,804)
Balances at March 31, 2023	573,282	$—	9,422,089	$9	$423,324	$(1,224)	$(411,961)	$10,148

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating activities:
Net loss	$(5,804)	$(4,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8	9
Stock-based compensation	401	380
Changes in lease liability	(26)	(15)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,234)	(4,126)
Accounts payable, accrued and other current liabilities	(206)	1,085
Net cash used in operating activities	(6,861)	(6,775)
Investing activities:
Purchase of property, plant and equipment	(6)	(4)
Net cash used in investing activities	(6)	(4)
Financing activities:
Payment of preferred stock dividend	(50)	(50)
Net cash provided by financing activities	(50)	(50)

Effect of exchange rate changes on cash and cash equivalents	7	(91)
Net (decrease) increase in cash and cash equivalents	(6,910)	(6,920)
Cash and cash equivalents, beginning of period	18,345	36,559
Cash and cash equivalents, end of period	$11,435	$29,639
Supplemental cash flow information:
Cash received during the period for:
Interest	116	4

Cash paid during the period for:
Taxes	2	—

Non cash financing activities:
Accrual of preferred stock dividends	50	50

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

Through March 31, 2023, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

2.            Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of March 31, 2023, the consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the three months ended March 31, 2023 and 2022, and all related disclosures contained in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2022 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2023. The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of March 31, 2023, and the results of operations, comprehensive loss, and cash flows for the three months ended March 31, 2023 and 2022, have been made. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other reporting period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2022 that are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2023.

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

Based on the Company’s current operating plan, it is anticipated that cash and cash equivalents of $11.4 million as of March 31, 2023, together with the $4.7 million research and development tax credits received in April 2023 will allow it to meet liquidity requirements through the end of 2023. The Company’s history of losses, negative cash flows from operations, potential rescission rights, liquidity resources currently on hand, and its dependence on the ability to obtain additional financing to fund its operations after the current resources are exhausted, about which there can be no certainty, have resulted in the assessment that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issuance date of these financial statements. While the Company has plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of public or private equity or debt financings or by entering into partnership agreements for further development of our drug candidates, there is no guarantee that it will be successful in these mitigation efforts. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.

Accounting Standards Adopted in the Period

In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This Accounting Standards Update (“ASU”) requires business entities to make annual disclosures about transactions with a government they account for by analogizing to a grant or contribution accounting model under ASC 958-605 or based on International Accounting Standard No. 20. ASU 2021-10 became effective for us on January 1, 2022. The Company has evaluated the effect that this guidance has on its Consolidated Financial Statements and determined it does not have a material impact.

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

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the three months ended March 31, 2023 and 2022.

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

Leases

The Company accounts for lease contracts in accordance with ASC 842. As of March 31, 2023, the Company’s outstanding leases are classified as operating leases.

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

3.           Revenue

There was no revenue recognized in the three months ended March 31, 2023 and 2022. The Company has no contract assets or liabilities in any period presented.

4.           Net Loss per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the three months ended March 31, 2023 and 2022, as the result would be anti-dilutive:

	March 31,	March 31,
	2023	2022
Stock options	1,603,828	1,360,856
Restricted Stock Units	394,657	18,992
6% convertible exchangeable preferred stock	85	85
Series A preferred stock	6,600	6,600
Series B preferred stock	1,188,725	1,188,725
Common stock warrants	3,234,379	3,234,379
Total shares excluded from calculation	6,428,274	5,809,637

5.            Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in $000s):

	March 31,	December 31,
	2023	2022
Research and development tax credit receivable	$6,117	$4,664
Prepayments and VAT receivable	827	976
Other current assets	595	425
	$7,539	$6,066

6.            Non-Current Assets

As of March 31, 2023, the Company had non-current assets of $2.9 million, which comprised of clinical trial deposits held by a contract research organization in relation to the Company’s Phase 1/2 clinical trials.

7.            Accrued and Other Liabilities

Accrued and other current liabilities consisted of the following (in $000s):

	March 31,	December 31,
	2023	2022
Accrued research and development	$4,392	$3,611
Accrued legal and professional fees	214	333
Other current liabilities	223	887
	$4,829	$4,831

Other current liabilities for the year ended December 31, 2022 were largely attributed to accrued payroll costs.

8.            Leases

The Company currently has an operating lease relating to its facilities in Berkeley Heights, New Jersey.

For the three months ended March 31, 2023 and 2022, the Company recognized operating lease expenses of $17,949 and $14,686, respectively, including $1,945 in 2023 relating to a short term lease for offices in Dundee, Scotland. Cash payments made during the three months ended March 31, 2023 and 2022 totaled $17,634 and $15,435, respectively, and were presented within cash outflows from operating activities. The remaining lease term as of March 31, 2023 is approximately 2.3 years for the Berkeley Heights facility. The discount rate used by the Company in determining the lease liability was 12%.

Remaining lease payments for both facilities are as follows (in $000s):

2023	$57
2024	66
2025	38
2026	—
2027	—
Thereafter	—
$161

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three months ended March 31, 2023 and 2022 as shown in the following table (in $000s):

	Three Months Ended
	March 31,
	2023	2022
General and administrative	$279	$252
Research and development	122	$128
Stock-based compensation costs before income taxes	$401	$380

2018 Plan

In May 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), under which Cyclacel may make equity incentive grants to its officers, employees, directors and consultants. The 2018 Plan replaced the 2015 Equity Incentive Plan (the “2015 Plan”). On April 28, 2023, the Board of Directors adopted a resolution approving, subject to approval by the Company’s stockholders, an amendment of the 2018 Equity Incentive Plan to increase the number of shares of Common Stock available for grant under the 2018 Plan by adding an additional 900,000 shares.

The 2018 Plan allows for various types of award grants, including stock options and restricted stock units.

As of March 31, 2023, the Company has reserved 142,158 shares of the Company’s common stock under the 2018 Plan for future issuances, including shares that were available under the 2015 Plan and carried forward to the 2018 Plan. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

2020 Inducement Equity Incentive Plan

In October 2020, the Inducement Equity Incentive Plan (the “Inducement Plan”), became effective. Under the Inducement Plan, Cyclacel may make equity incentive grants to new senior level Employees (persons to whom the Company may issue securities without stockholder approval). The Inducement Plan allows for the issuance of up to 200,000 shares of the Company’s common stock (or the equivalent of such number). As of March 31, 2023, 120,000 shares under the Inducement Plan have been issued, leaving a remaining reserve of 80,000 shares.

Option Grants and Exercises

There were 11,000 options granted during the three months ended March 31, 2023. These options had a grant date fair value ranging between $0.50 - $0.73 per option. There were 265,000 options granted during the three months ended March 31, 2022. These options had a grant date fair value ranging between $2.62 - $2.90 per option. The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718 using the following assumptions:

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Expected term (years)	5	5
Risk free interest rate	3.660% – 4.160%	1.370% – 1.530%
Volatility	89% – 90%	93%
Expected dividend yield over expected term	0.00%	0.00%

There were no stock options exercised during each of the three months ended March 31, 2022 and 2023, respectively. The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income.

Outstanding Options

A summary of the share option activity and related information is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price Per Share	Term (Years)	Value ($000)
Options outstanding at December 31, 2022	1,610,590	$5.85	8.34	$—
Granted	11,000	$0.79	—	—
Cancelled/forfeited	(17,762)	$41.90	—	—
Options outstanding at March 31, 2023	1,603,828	$5.41	8.20	$—
Unvested at March 31, 2023	779,526	$2.96	8.73	$—
Vested and exercisable at March 31, 2023	824,302	$7.73	7.70	$—

Restricted Stock Units

The Company issued 257,000 restricted stock units during the three months ended March 31, 2023. These restricted stock units shall vest on the third anniversary of their date of grant, or earlier if certain defined clinical trial related performance targets are met. A three-year vesting assumption was applied to these restricted stock units as satisfaction of the performance conditions is not probable at this time. Each restricted stock unit was valued at $0.90 based on their fair value at the date of grant, which was equivalent to the market price of a share of the Company’s common stock on the date of grant.

The Company issued 118,665 restricted stock units during the year ended December 31, 2022. These restricted stock units will vest over a period of one year for grants to directors and three years for grants to employees. Each restricted stock unit was valued at $1.11 based on their fair value at the date of grant, which is equivalent to the market price of a share of the Company’s common stock.

Summarized information for restricted stock units as of March 31, 2023 is as follows:

		Weighted	Weighted
		Average	Average
	Restricted	Grant Date	Remaining
	Stock Units	Value Per Share	Term
Restricted Stock Units outstanding at March 31, 2023	394,657	$—	9.54 years
Unvested at March 31, 2023	377,248	$0.99	9.64 years
Vested and exercisable at March 31, 2023	17,409	$6.69	7.26 years

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

On August 12, 2022, the Company became aware that the shelf registration statement on Form S-3 (file number 333-231923) (the “Registration Statement”) associated with this Sales Agreement had expired on June 21, 2022. Prior to becoming aware of the expiration, the Company sold an aggregate of 3,117,100 shares of its common stock at the market price, following the expiration of the Registration Statement and through August 12, 2022, for aggregate proceeds of approximately $4,494,496. There was no sale of shares after August 12, 2022. The sale of these shares may be subject to potential rescission rights by certain shareholders. As of March 31, 2023, there have been no claims or demands to exercise such rights. As a result of these potential rescission rights, the Company reclassified 3,117,100 shares, with an aggregate purchase price of $4,494,496 of its common stock as outside stockholders’ equity. The reclassification of these shares shall remain for a period of one year from the applicable transaction date. These shares have been treated as issued and outstanding for financial reporting purposes.

On August 15, 2022, due to expiry of the Registration Statement, the Sales Agreement was mutually terminated. Since the start of the agreement on August 12, 2021, a total of 3,281,067 shares, for gross proceeds of approximately $7.6 million, had been sold pursuant to the Sales Agreement.

Warrants

December 2020 Warrants

As of March 31, 2023, warrants to purchase 669,854 shares of common stock issued pursuant to a securities purchase agreement in a December 2020 financing transaction remained outstanding. Each warrant shall be exercisable beginning on the 12-month anniversary of the date of issuance for a period of five years after the date of issuance, at an exercise price of $4.13 per warrant share. The exercise price of the warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the warrants. The warrants may be exercised on a “cashless” basis.

There were no exercises of these warrants during the three months ended March 31, 2023 or March 31, 2022.

April 2020 Warrants

As of March 31, 2023, 2,190,000 warrants issued pursuant to a securities purchase agreement in connection with an April 2020 equity financing remained outstanding, each with an exercise price of $5.00. The common warrants are immediately exercisable and will expire on the fifth anniversary of the original issuance date. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Company’s common stock. The common warrants were issued separately from the common stock and were eligible for transfer immediately after issuance. A common warrant to purchase one share of common stock was issued for every share of common stock purchased in this offering.

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

There were no warrants exercised during the three months ended March 31, 2023 or March 31, 2022.

July 2017 Warrants

As of March 31, 2023, 374,525 warrants issued in connection with the July 2017 underwritten public offering remained outstanding, each with an exercise price of $40.00. All such warrants were issued in connection with the July 2017 underwritten public offering and are immediately exercisable. The warrants expire in 2024. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of its warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our Common Stock then outstanding after giving effect to such exercise.

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

There were no exercises of these warrants during the three months ended March 31, 2023 or March 31, 2022.

Series B Preferred Stock

237,745 shares of the Company’s Series B Preferred Stock were issued in a December 2020 Securities Purchase Agreement. Each share of Series B Preferred Stock shall initially be convertible into five shares of Common Stock, subject to adjustment in accordance with the Certificate of Designation. As of March 31, 2023, 237,745 shares of the Series B Preferred Stock remained issued and outstanding.

Holders of Series B Preferred Stock are entitled to receive dividends on shares of Series B Preferred Stock equal, on an as-if-converted-to-common-stock basis, and in the same form as dividends actually paid on shares of the Company’s common stock. Except as otherwise required by law, the Series B Preferred Stock does not have voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock, (b) alter or amend the Certificate of Designation, (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series B Preferred Stock, (d) increase the number of authorized shares of Series B Preferred Stock, (e) pay certain dividends or (f) enter into any agreement with respect to any of the foregoing. The Series B Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of the Company. The Series B Preferred Stock may be converted into shares of common stock if and solely to the extent that such conversion would not result in the holder beneficially owning in excess of 9.99% of then-outstanding common stock or aggregate voting power of the Company and any portion in excess of such limitation will remain outstanding as Series B Preferred Stock.

Series A Preferred Stock

8,872 shares of the Company’s Series A Preferred Stock were issued in the July 2017 underwritten public offering. During the year ended December 31, 2017, 8,608 shares of the Series A Preferred Stock were converted into 215,200 shares of common stock. As of March 31, 2023, 264 shares of the Series A Preferred Stock remained issued and outstanding.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof, into a number of shares of common stock determined by dividing $1,000 by the initial conversion price of $40.00 per share, subject to a 4.99% blocker provision, or, upon election by a holder prior to the issuance of shares of Series A Preferred Stock, 9.99%, and is subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations. The 264 shares of Series A Preferred Stock issued and outstanding at March 31, 2023 are convertible into 6,600 shares of common stock.

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

6% Convertible Exchangeable Preferred Stock

As of March 31, 2023, there were 335,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (the “6% Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the 6% Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the 6% Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. The 6% Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends. As of March 31, 2023, accrued and unpaid dividends amounted to $50,291.

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

11.          Subsequent Events

Dividends on 6% Preferred Stock

On March 8, 2023, the board of directors declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s 6% Preferred Stock. The cash dividend was paid on May 1, 2023 to the holders of record of the 6% Preferred Stock as of the close of business on April 21, 2023.

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2022, as updated and supplemented by Part II, Item 1A, entitled “Risk Factors,” of our Quarterly Reports on Form 10-Q, and elsewhere in this report. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, “Cyclacel,” the “Company,” “we,” “us,” and “our” refer to Cyclacel Pharmaceuticals, Inc.

Overview

We are a clinical-stage biopharmaceutical company developing innovative cancer medicines based on cell cycle, transcriptional regulation and mitosis control biology. We are a pioneer company in the field of cancer cell cycle biology with a vision to improve patient healthcare by translating insights in cancer biology into medicines that can overcome resistance and ultimately increase a patient’s overall survival. Our primary focus has been on our transcriptional regulation program, which is evaluating fadraciclib, a CDK2/9 inhibitor, in solid tumors and hematological malignancies. Separately, our anti-mitotic program is evaluating plogosertib, a PLK1 inhibitor, in solid tumors and lymphoma.

We are evaluating oral fadraciclib and plogosertib in our Phase1/2 streamlined studies the aim of which is to assess safety and identify signals of clinical activity which may lead to registration-enabling outcomes.

Fadraciclib Phase 1/2 Study in Advanced Solid Tumors and Lymphoma (065-101; NCT#04983810)

In this ongoing study, twenty-four patients have been treated in six dose escalation levels so far. The proof-of-concept stage includes seven histologically defined cohorts thought to be sensitive to the drug’s mechanism: breast, colorectal (including KRAS mutant), endometrial/ uterine, hepatobiliary, ovarian cancers and lymphomas. An additional basket cohort will enroll patients regardless of histology with biomarkers relevant to the drug’s mechanism, including MCL1, MYC and/or cyclin E amplified.

Fadraciclib is also being evaluated in a Phase 1/2 study in hematological malignancies (065-102; NCT#05168904) which is currently in the dose escalation stage.

Plogosertib Phase 1/2 Study in Advanced Solid Tumors and Lymphoma (140-101; NCT#05358379)

Similar to fadraciclib, this ongoing open-label Phase 1/2 registration-directed trial uses a streamlined design and seeks to first determine in a dose escalation stage the recommended Phase 2 dose (or RP2D) for single-agent plogosertib. Once RP2D has been established, the trial will immediately enter into proof-of-concept, cohort stage, using a Simon 2-stage design. In this stage plogosertib will be administered to patients in up to seven mechanistically relevant cohorts including patients with bladder, breast, colorectal (including KRAS mutant), hepatocellular and biliary tract, and lung cancers (both small cell and non-small cell), as well as lymphomas. An additional basket cohort will enroll patients with biomarkers relevant to the drug’s mechanism, including MYC amplified tumors. The protocol allows for expansion of individual cohorts based on response which may allow acceleration of the clinical development and registration plan for plogosertib. The first patient was dosed in this study in April 2022 and nine patients have been treated at the first three dose escalation levels with no dose limiting toxicities observed.

We currently retain all marketing rights worldwide to the compounds associated with our drug programs.

Going Concern

For the three months ended March 31, 2023, we used net cash of $6.9 million to fund our operating activities. We have cash and cash equivalents of $11.4 million as of March 31, 2023 together with $4.7 million research and development tax credits received in April 2023. This cash will allow us to meet our liquidity requirements through the remainder of 2023. These factors raise substantial doubt about our ability to continue as a going concern. We are currently investigating ways to raise additional capital through a combination of public or private equity, debt financing or by entering into partnership agreements for further development of our drug candidates. Please refer to the Liquidity and Capital Resources section for additional information.

Results of Operations

Three Months Ended March 31, 2023 and 2022

Revenues

Revenues for each of the three months ended March 31, 2023 and 2022 were $0.

The future

There are no active collaboration, licensing, or clinical supply agreements. Until and unless we enter into such agreement, we do not anticipate any revenues for the foreseeable future.

Research and Development Expenses

From our inception, we have focused on drug discovery and development programs, with a particular emphasis on orally available anticancer agents, and our research and development expenses have represented costs incurred to discover and develop novel small molecule therapeutics, including clinical trial costs for fadraciclib and plogosertib. We have also incurred costs in the advancement of product candidates toward clinical and preclinical trials and the development of in-house research to advance our biomarker program and technology platforms. We expense all research and development costs as they are incurred. Research and development expenses primarily include:

●	Clinical trial and regulatory-related costs;

●	Payroll and personnel-related expenses, including consultants and contract research organizations;
●	Preclinical studies, supplies and materials;
●	Technology license costs;
●	Stock-based compensation; and
●	Rent and facility expenses for our offices.

The following table provides information with respect to our research and development expenditures for the three months ended March 31, 2023 and 2022 (in $000s except percentages):

	Three Months Ended
	March 31,		Difference
	2023	2022	$	%
Transcriptional Regulation (fadraciclib)	$4,087	$3,645	$442	12
Anti-mitotic (plogosertib)	1,351	1,122	229	20
Other research and development expenses	236	187	49	26
Total research and development expenses	$5,674	$4,954	$720	15

Total research and development expenses represented 78% and 76% of our operating expenses for the three months ended March 31, 2023 and 2022, respectively.

Research and development expenses increased by $0.7 million from $5.0 million for the three months ended March 31, 2022 to $5.7 million for the three months ended March 31, 2023. Expenditure for the transcriptional regulation program increased by $0.4 million relative to the respective comparative period, primarily due to increases in non-clinical expenditure. Research and development expenses relating to plogosertib increased by $0.2 million relative to the respective comparative period due to increase in clinical trial costs associated with the progression of clinical trials for the evaluation of plogosertib in Phase 1/2 studies.

The future

We anticipate that overall research and development expenses for the year ended December 31, 2023 will decrease compared to the year ended December 31, 2022 as we progress our clinical development programs.

General and Administrative Expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three months ended March 31, 2023 and 2022 (in $000s except percentages):

	Three Months Ended
	March 31,		Difference
	2023	2022	$	%
Total general and administrative expenses	$1,645	$1,605	$40	2

Total general and administrative expenses represented 22% and 24% of our operating expenses for the three months ended March 31, 2023 and 2022, respectively. General and administrative expenses remained relatively consistent at $1.6 million for each of the three months ended March 31, 2023 and 2022.

The future

We expect general and administrative expenditures for the year ended December 31, 2023 to be lower than our expenditures for the year ended December 31, 2022, due to management efforts to lower professional costs.

Other income (expense), net

The following table summarizes other income for the three months ended March 31, 2023 and 2022 (in $000 except percentages):

	Three Months Ended
	March 31,		Difference
	2023	2022	$	%
Foreign exchange gains	$(87)	$29	$(116)	(400)
Interest income	116	4	112	2,800
Other income, net	166	1,280	(1,114)	(87)
Total other income	$195	1,313	$(1,118)	(85)

Total other income decreased by $1.1 million from $1.3 million for the three months ended March 31, 2022 to $0.2 million for the three months ended March 31, 2023. Other income relates to royalties receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by us in March 2006) sold certain assets and intellectual property to ThermoFisher Scientific Company, or TSC (formerly Invitrogen Corporation) through the APA and other related agreements. The assets and technology were not part of our product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, we presented $1.3 million and $0 as other income arising from sales related to this transaction during the three months ended March 31, 2023 and 2022 respectively. Other income for the three months ended March 31, 2023 related to recovery of clinical manufacturing costs associated with an investigator sponsored study managed by Cedar-Sinai Medical Center.

Foreign exchange gains (losses)

Foreign exchange gains decreased by $116,000, from a gain of $29,000 for the three months ended March 31, 2022, to a loss of $87,000 for the three months ended March 31, 2023.

The future

Other income (expense), net for the year ended December 31, 2023, will continue to be impacted by changes in foreign exchange rates and the receipt of income under the APA. As we are not in control of sales made by TSC, we are unable to estimate the level and timing of income under the APA, if any.

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

The following table summarizes total income tax benefit for the three months ended March 31, 2023 and 2022 (in $000s except percentages):

	Three Months Ended
	March 31,		Difference
	2023	2022	$	%
Income tax benefit	$1,320	$1,138	$182	16
Total income tax benefit	$1,320	$1,138	$182	16

The total income tax benefit, which comprised of research and development tax credits recoverable, increased by approximately $0.2 million from $1.1 million for the three months ended March 31, 2022 to $1.3 million for the three months ended March 31, 2023. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year and the availability of trading losses.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the year ended December 31, 2023 and will continue to elect to receive payment of the tax credit. The amount of tax credits we will receive is entirely dependent on the amount of eligible expenses we incur and could be restricted by any future cap introduced by HMRC. Beyond 2023, we cannot be certain of our eligibilty to receive this tax credit or if eligible, the amount that may be received, due to proposed changes by HMRC to the eligibility criteria.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of March 31, 2023 and 2022 (in $000s):

	March 31,
	2023	2022
Cash and cash equivalents	$11,435	$29,639
Working capital:
Current assets	$19,676	$36,577
Current liabilities	(8,040)	(6,204)
Total working capital	$11,636	$30,373

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments and licensing revenue. We have incurred significant losses since our inception. As of March 31, 2023, we had an accumulated deficit of $412.0 million.

Cash Flows

Cash used in operating, investing and financing activities for the three months ended March 31, 2023 and 2022 is summarized as follows (in $000s):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(6,861)	$(6,775)
Net cash used in investing activities	(6)	(4)
Net cash provided by financing activities	(50)	(50)

Operating activities

Net cash used in operating activities increased by $0.1 million, from $6.8 million for the three months ended March 31, 2022 to $6.9 million for the three months ended March 31, 2023. The increase in cash used by operating activities was primarily the result of an increase in net loss of $1.7 million, brought about due to increased manufacturing activities and reduced royalty income. This was offset by a change in working capital of $1.6 million, caused by an increase in clinical trial deposits.

Investing activities

Net cash used by investing activities remained at a relatively flat for each of the three months ended March 31, 2023 and 2022 and consisted of IT-related capital expenditure.

Financing activities

Net cash from financing activities remained at the same level for each of the three months ended March 31, 2023 and 2022, consisting of the payment of the preferred stock dividend.

Funding Requirements and Going Concern

As of March 31, 2023, we had cash and cash equivalents of $11.4 million, with a further $4.7 million research and development tax credit received in April 2023. We have incurred losses since our inception and as of March 31, 2023, we had an accumulated deficit of $412.0 million. We expect to continue to incur substantial operating losses in the future.

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

As discussed in Note 2 of the Notes to the Consolidated Financial Statements accompanying this Quarterly Report on Form 10-Q, under ASC Topic 205-40, Presentation of Financial Statements - Going Concern, management is required at each reporting period to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued.

Based on our current operating plan, we anticipate that our cash and cash equivalents of $11.4 million as of March 31, 2023, together with the $4.7 million research and development tax credits received in April 2023 will allow us to meet our liquidity requirements through the end of 2023. Our history of losses, our negative cash flows from operations, our liquidity resources currently on hand, and our dependence on the ability to obtain additional financing to fund our operations after the current resources are exhausted, about which there can be no certainty, have resulted in our assessment that there is substantial doubt about our ability to continue as a going concern for a period of at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of public or private equity or debt financings or by entering into partnership agreements for further development of our drug candidates, there is no guarantee that we will be successful in these mitigation efforts.

Impact of COVID-19

The COVID-19 pandemic has led to global supply chain challenges, which have negatively impacted the availability and cost of materials. The global outbreak of COVID-19 has also adversely affected our clinical trials with regards to the pace of patient enrollment as a result of restrictions on travel and/or transport of clinical materials, as well as diversion of hospital staff and resources to COVID-19 infected patients. The extent to which COVID-19 will continue to impact our business will depend on future developments, which are uncertain and cannot be predicted with confidence. At this time, we are unable to fully estimate the impact of the pandemic or current geopolitical turmoil on our financial condition or operations, but either or both could materially affect our ability to raise future capital or to conduct clinical studies on a timely basis.

Critical Accounting Policies and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2022 and Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies during the three months ended March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide information in response to this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of March 31, 2023, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022. For a further discussion of our Risk Factors, refer to Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

101

The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: May 11, 2023	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and Executive Vice President, Finance