Form 10-Q
period 2023-06-30
Cyclacel Pharmaceuticals, Inc.
filed 2023-08-10
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023 there were 12,642,822 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$10,164	$18,345
Prepaid expenses and other current assets	5,130	6,066
Total current assets	15,294	24,411
Property and equipment, net	24	32
Right-of-use lease asset	124	142
Non-current deposits	1,000	2,916
Total assets	$16,442	$27,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,169	$2,561
Accrued and other current liabilities	4,577	4,831
Total current liabilities	6,746	7,392
Lease liability	66	106
	6,812	7,498

Redeemable common stock, $0.001 par value;
3,117,100 shares issued and outstanding at June 30, 2023 and December 31, 2022 (Note 10)	4,494	4,494

Stockholders’ equity:

Preferred stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2023 and December 31, 2022;
6% Convertible Exchangeable preferred stock; 335,273 shares issued and outstanding at June 30, 2023 and December 31, 2022. Aggregate preference in liquidation of $4,006,512 as of June 30, 2023 and December 31, 2022.	—	—
Series A convertible preferred stock, $0.001 par value; 264 shares issued and outstanding at June 30, 2023 and December 31, 2022.	—	—
Series B convertible preferred stock, $0.001 par value; 237,745 shares issued and outstanding at June 30, 2023 and December 31, 2022.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2023 and December 31, 2022; 12,642,822 shares issued and outstanding at June 30, 2023 and 12,539,189 shares issued and outstanding at December 31, 2022	9	9
Additional paid-in capital	423,633	422,973
Accumulated other comprehensive loss	(1,097)	(1,316)
Accumulated deficit	(417,409)	(406,157)
Total stockholders’ equity	5,136	15,509
Total liabilities and stockholders’ equity	$16,442	$27,501

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Clinical trial supply	373	—	373	—
Revenues	$373	$—	373	—

Operating expenses:
Research and development	4,727	4,205	10,401	9,159
General and administrative	1,575	1,580	3,220	3,185
Total operating expenses	6,302	5,785	13,621	12,344
Operating loss	(5,929)	(5,785)	(13,248)	(12,344)
Other income (expense):
Foreign exchange gains (losses)	(76)	209	(161)	238
Interest income	77	17	193	21
Other income (expense), net	(106)	—	58	1,280
Total other income (expense), net	(105)	226	90	1,539
Loss before taxes	(6,034)	(5,559)	(13,158)	(10,805)
Income tax benefit	586	984	1,906	2,122
Net loss	(5,448)	(4,575)	(11,252)	(8,683)
Dividend on convertible exchangeable preferred shares	(50)	(50)	(101)	(101)
Net loss applicable to common shareholders	$(5,498)	$(4,625)	$(11,353)	$(8,784)
Basic and diluted earnings per common share:
Net loss per share – basic and diluted	$(0.44)	$(0.46)	$(0.91)	$(0.87)
Weighted average common shares outstanding	12,551,794	10,136,089	12,545,526	10,065,007

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(5,448)	$(4,575)	$(11,252)	$(8,683)
Translation adjustment	(5,450)	15,715	(10,621)	21,518
Unrealized foreign exchange gain (loss) on intercompany loans	5,577	(16,168)	10,840	(22,046)
Comprehensive loss	$(5,321)	$(5,028)	$(11,033)	$(9,211)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In $000s, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	573,282	$—	9,993,135	$10	$422,960	$(748)	$(384,959)	$37,263
Stock-based compensation	—	—	—	—	380	—	—	380
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(5,878)	—	(5,878)
Translation adjustment	—	—	—	—	—	5,803	—	5,803
Loss for the period	—	—	—	—	—	—	(4,108)	(4,108)
Balances at March 31, 2022	573,282	$—	9,993,135	$10	$423,290	$(823)	$(389,067)	$33,410

Issue of common stock on At Market issuance sales agreement, net of expenses	—	—	1,339,742	1	1,524	—	—	1,525
Stock-based compensation	—	—	17,412	—	350	—	—	350
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(16,168)	—	(16,168)
Translation adjustment	—	—	—	—	—	15,715	—	15,715
Loss for the period	—	—	—	—	—	—	(4,575)	(4,575)
Balances at June 30, 2022	573,282	$—	11,350,289	$11	$425,114	$(1,276)	$(393,642)	$30,207

Balances at December 31, 2022	573,282	$—	9,422,089	$9	$422,973	$(1,316)	$(406,157)	$15,509
Stock-based compensation	—	—	—	—	401	—	—	401
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	5,263	—	5,263
Translation adjustment	—	—	—	—	—	(5,171)	—	(5,171)
Loss for the period	—	—	—	—	—	—	(5,804)	(5,804)
Balances at March 31, 2023	573,282	$—	9,422,089	$9	$423,324	$(1,224)	$(411,961)	$10,148

Stock-based compensation	—	—	—	—	359	—	—	359
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	5,577	—	5,577
Translation adjustment	—	—	—	—	—	(5,450)	—	(5,450)
Loss for the period	—	—	—	—	—	—	(5,448)	(5,448)
Balances at June 30, 2023	573,282	$—	9,422,089	$9	$423,633	$(1,097)	$(417,409)	$5,136

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Operating activities:
Net loss	$(11,252)	$(8,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16	17
Stock-based compensation	760	730
Changes in lease liability	(40)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3,289	(926)
Accounts payable, accrued and other current liabilities	(939)	172
Net cash used in operating activities	(8,166)	(8,690)
Investing activities:
Purchase of property, plant and equipment	(6)	(7)
Net cash used in investing activities	(6)	(7)
Financing activities:
Proceeds, net of issuance costs, from issuing common stock and warrants	—	1,525
Payment of preferred stock dividend	(101)	(101)
Net cash (used in) provided by financing activities	(101)	1,424

Effect of exchange rate changes on cash and cash equivalents	92	(209)
Net (decrease) increase in cash and cash equivalents	(8,181)	(7,482)
Cash and cash equivalents, beginning of period	18,345	36,559
Cash and cash equivalents, end of period	$10,164	$29,077
Supplemental cash flow information:
Cash received during the period for:
Interest	193	21
Research & Development Tax Credits	4,846	3,328

Cash paid during the period for:
Taxes	2	2

Non cash financing activities:
Accrual of preferred stock dividends	50	50

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.           Company Overview

Nature of Operations

Cyclacel Pharmaceuticals, Inc. (“Cyclacel” or the “Company”) is a clinical-stage biopharmaceutical company developing innovative cancer medicines based on cell cycle, transcriptional regulation, epigenetics and mitosis control biology. Cyclacel is a pioneer company in the field of cancer cell cycle biology with a vision to improve patient healthcare by translating insights in cancer biology into medicines that can overcome resistance and ultimately increase a patient’s overall survival.

Through June 30, 2023, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

2.            Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of June 30, 2023, the consolidated statements of operations, comprehensive loss, and stockholders’ equity for the three and six months ended June 30, 2023 and 2022 and the consolidated statements of cash flows for the six months ended June 30, 2023 and 2022, and all related disclosures contained in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2022 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2023. The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of June 30, 2023, and the results of operations and, comprehensive loss for the three and six months ended June 30, 2023, and cash flows for the six months ended June 30, 2023, have been made. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other reporting period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2022 that are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2023.

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

Based on the Company’s current operating plan, it is anticipated that cash and cash equivalents of $10.2 million as of June 30, 2023, will allow it to meet liquidity requirements through the end of 2023. However, the current operating plan includes discretionary expenditures, which if not incurred could extend liquidity requirements into the second quarter of 2024. The Company’s history of losses, negative cash flows from operations, potential rescission rights, liquidity resources currently on hand, and its dependence on the ability to obtain additional financing to fund its operations after the current resources are exhausted, about which there can be no certainty, have resulted in the assessment that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issuance date of these financial statements. While the Company has plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of public or private equity or debt financings or by entering into partnership agreements for further development of our drug candidates, there is no guarantee that it will be successful in these mitigation efforts. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.

Accounting Standards Adopted in the Period

In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This Accounting Standards Update (“ASU”) requires business entities to make annual disclosures about transactions with a government they account for by analogizing to a grant or contribution accounting model under ASC 958-605 or based on International Accounting Standard No. 20. ASU 2021-10 became effective on January 1, 2022. The adoption of this guidance had no material effect on the Company’s Consolidated Financial Statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment became effective on January 1, 2022. The adoption of this new guidance did not have a material impact on our financial statements for any past transactions, but it could change the way that the Company accounts for subsequent amendments to its outstanding warrants, if any.

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

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the six months ended June 30, 2022 and 2023.

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

Leases

The Company accounts for lease contracts in accordance with ASC 842. As of June 30, 2023, the Company’s outstanding leases are classified as operating leases.

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

3.           Revenue

The Company recognized $373,000 of revenue for the three and six months ended June 30, 2023. This related to recovery of clinical manufacturing costs associated with an investigator sponsored study managed by Cedar-Sinai Medical Center. There were no revenues recognized for the comparative periods in 2022.

4.           Net Loss per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the three months ended June 30, 2023 and 2022, as the result would be anti-dilutive:

	June 30,	June 30,
	2023	2022
Stock options	2,195,346	1,610,588
Restricted Stock Units	521,971	137,657
6% convertible exchangeable preferred stock	85	85
Series A preferred stock	6,600	6,600
Series B preferred stock	1,188,725	1,188,725
Common stock warrants	3,234,379	3,234,379
Total shares excluded from calculation	7,147,106	6,178,034

5.            Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in $000s):

	June 30,	December 31,
	2023	2022
Research and development tax credit receivable	$1,953	$4,664
Prepayments and VAT receivable	991	976
Other current assets	2,186	426
	$5,130	$6,066

Other current assets as of June 30, 2023 include reclassification of approximately $1.5 million of clinical trial deposits previously recognized as long term but now expected to be consumed within one year as of June 30, 2023.

6.            Non-Current Assets

As of June 30, 2023, the Company had non-current assets of $1.0 million, which is primarily comprised of clinical trial deposits held by a contract research organization in relation to the Company’s Phase 1/2 clinical trials.

7.            Accrued and Other Liabilities

Accrued and other current liabilities consisted of the following (in $000s):

	June 30,	December 31,
	2023	2022
Accrued research and development	$4,095	$3,611
Accrued legal and professional fees	248	333
Other current liabilities	234	887
	$4,577	$4,831

Other current liabilities for the year ended December 31, 2022 were largely attributed to accrued payroll costs.

8.            Leases

The Company currently has an operating lease liability relating to its facilities in Berkeley Heights, New Jersey.

For the six months ended June 30, 2023 and 2022, the Company recognized operating lease expenses of $36,949 and $30,470 respectively, including $4,896 in 2023 relating to a short term lease for offices in Dundee, Scotland. Cash payments made during the six months ended June 30, 2023 and 2022 totaled $36,318 and $30,870, respectively, and were presented within cash outflows from operating activities. The remaining lease term as of June 30,

2023 is approximately 2.1 years for the Berkeley Heights facility. The discount rate used by the Company in determining the lease liability was 12%.

Remaining lease payments for both facilities are as follows (in $000s):

2023	$38
2024	66
2025	38
Thereafter	—
$142

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three and six months ended June 30, 2023 and 2022 as shown in the following table (in $000s):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
General and administrative	$243	$216	$522	$469
Research and development	116	$134	$238	$262
Stock-based compensation costs before income taxes	$359	$350	$760	$731

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

On June 13, 2023, the Company’s stockholders approved an amendment of the 2018 Plan to increase the number of shares of Common Stock available for issuance under the 2018 Plan by 900,000 shares. As of June 30, 2023, the Company has reserved 323,326 shares of the Company’s common stock under the 2018 Plan for future issuances. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

2020 Inducement Equity Incentive Plan

In October 2020, the Inducement Equity Incentive Plan (the “Inducement Plan”), became effective. Under the Inducement Plan, Cyclacel may make equity incentive grants to new senior level Employees (persons to whom the Company may issue securities without stockholder approval). The Inducement Plan allows for the issuance of up to 200,000 shares of the Company’s common stock (or the equivalent of such number). As of June 30, 2023, 120,000 shares under the Inducement Plan have been issued, leaving 80,000 shares in reserve.

Option Grants and Exercises

There were 650,128 options granted during the six months ended June 30, 2023. These options had a grant date fair value ranging between $0.42-$0.73 per option. There were 517,337 options granted during the six months ended June 30, 2022. These options had a grant date fair value ranging between $0.86-$2.90 per option.

Of the options granted during the six months ended June 30, 2023, 384,500 shall vest on the third anniversary of their date of grant, or earlier if either of the certain performance conditions are met relating to enrollment goals for various clinical studies. For purposes of the below calculations, the Company has assumed that these awards will vest after three years as satisfaction of the performance conditions is not probable at this time.

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718 using the following assumptions:

	Six months ended	Six months ended
	June 30, 2023	June 30, 2022
Expected term (years)	5-6	5-6
Risk free interest rate	3.660% – 4.050%	1.370% – 3.605%
Volatility	89% – 92%	87% – 93%
Expected dividend yield over expected term	0.00%	0.00%

There were no stock options exercised during each of the six months ended June 30, 2023 and 2022, respectively. The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income.

Outstanding Options

A summary of the share option activity and related information is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price Per Share	Term (Years)	Value ($000)
Options outstanding at December 31, 2022	1,610,590	$5.85	8.34	$—
Granted	650,128	$0.59	—	—
Cancelled/forfeited	(65,372)	$15.53	—	—
Options outstanding at June 30, 2023	2,195,346	$4.00	8.41	$3
Unvested at June 30, 2023	1,097,852	$1.80	9.32	$3
Vested and exercisable at June 30, 2023	1,097,494	$6.21	7.50	$—

Restricted Stock Units

The Company issued 384,314 restricted stock units during the six months ended June 30, 2023.

The 127,314 restricted stock units issued in June 2023 vest on the first anniversary of the date of grant. Each of these restricted stock units were valued at $0.59 at the date of grant, which was equivalent to the market price of a share of the Company’s common stock on that date.

The 257,000 restricted stock units issued in January 2023 vest on the third anniversary of their date of grant, or earlier if certain defined clinical trial related performance targets are met. A three year vesting assumption was applied to these restricted stock units as satisfaction of the performance conditions is not probable at this time. Each restricted stock unit was valued at $0.90 at the date of grant, which was equivalent to the market price of a share of the Company’s common stock on that date.

The Company issued 118,665 restricted stock units during the year ended December 31, 2022. These restricted stock units vest over a period of one year for awards granted to directors and three years for grants to employees. Each restricted stock unit was valued at $1.11 based on their fair value at the date of grant, which is equivalent to the market price of a share of the Company’s common stock.

Summarized information for restricted stock units as of June 30, 2023 is as follows:

		Weighted	Weighted
		Average	Average
	Restricted	Grant Date	Remaining
	Stock Units	Value Per Share	Term
Restricted Stock Units outstanding at June 30, 2023	521,971	$1.08	9.46 years
Unvested at June 30, 2023	400,927	$0.82	9.70 years
Vested and exercisable at June 30, 2023	121,044	$1.95	8.68 years

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

On August 12, 2022, the Company became aware that the shelf registration statement on Form S-3 (file number 333-231923) (the “Registration Statement”) associated with this Sales Agreement had expired on June 21, 2022. Prior to becoming aware of the expiration, the Company sold an aggregate of 3,117,100 shares of its common stock at the market price, following the expiration of the Registration Statement and through August 12, 2022, for aggregate proceeds of approximately $4,494,496. There was no sale of shares after August 12, 2022. The sale of these shares may be subject to potential rescission rights by certain shareholders. As of June 30, 2023, there have been no claims or demands to exercise such rights. As a result of these potential rescission rights, the Company reclassified 3,117,100 shares, with an aggregate purchase price of $4,494,496 of its common stock as outside stockholders’ equity. The reclassification of these shares shall remain for a period of one year from the applicable transaction date. These shares have been treated as issued and outstanding for financial reporting purposes.

On August 15, 2022, due to expiry of the Registration Statement, the Sales Agreement was mutually terminated. Since the start of the agreement on August 12, 2021, a total of 3,281,067 shares, for gross proceeds of approximately $7.6 million, had been sold pursuant to the Sales Agreement.

Warrants

December 2020 Warrants

As of June 30, 2023, warrants to purchase 669,854 shares of common stock issued pursuant to a securities purchase agreement in a December 2020 financing transaction remained outstanding. Each warrant shall be exercisable beginning on the 12-month anniversary of the date of issuance for a period of five years after the date of issuance, at an exercise price of $4.13 per warrant share. The exercise price of the warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the warrants. The warrants may be exercised on a “cashless” basis.

There were no exercises of these warrants during the six months ended June 30, 2023 or June 30, 2022.

April 2020 Warrants

As of June 30, 2023, 2,190,000 warrants issued pursuant to a securities purchase agreement in connection with an April 2020 equity financing remained outstanding, each with an exercise price of $5.00. The common warrants are immediately exercisable and will expire on the fifth anniversary of the original issuance date. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Company’s common stock. The common warrants were issued separately from the common stock and were eligible for transfer immediately after issuance. A common warrant to purchase one share of common stock was issued for every share of common stock purchased in this offering.

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

There were no exercises of these warrants during the six months ended June 30, 2023 or June 30, 2022.

July 2017 Warrants

As of June 30, 2023, 374,525 warrants issued in connection with the July 2017 underwritten public offering remained outstanding, each with an exercise price of $40.00. All such warrants were issued in connection with the July 2017 underwritten public offering and are immediately exercisable. The warrants expire in 2024. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of its warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our Common Stock then outstanding after giving effect to such exercise.

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

There were no exercises of these warrants during the six months ended June 30, 2023 or June 30, 2022.

Series B Preferred Stock

237,745 shares of the Company’s Series B Preferred Stock were issued in a December 2020 Securities Purchase Agreement. Each share of Series B Preferred Stock shall initially be convertible into five shares of Common Stock, subject to adjustment in accordance with the Certificate of Designation. As of June 30, 2023, 237,745 shares of the Series B Preferred Stock remained issued and outstanding.

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

Series A Preferred Stock

8,872 shares of the Company’s Series A Preferred Stock were issued in the July 2017 underwritten public offering. During the year ended December 31, 2017, 8,608 shares of the Series A Preferred Stock were converted into 215,200 shares of common stock. As of June 30, 2023, 264 shares of the Series A Preferred Stock remained issued and outstanding.

Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof, into a number of shares of common stock determined by dividing $1,000 by the initial conversion price of $40.00 per share, subject to a 4.99% blocker provision, or, upon election by a holder prior to the issuance of shares of Series A Preferred Stock, 9.99%, and is subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations. The 264 shares of Series A Preferred Stock issued and outstanding at June 30, 2023 are convertible into 6,600 shares of common stock.

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

6% Convertible Exchangeable Preferred Stock

As of June 30, 2023, there were 335,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (the “6% Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the 6% Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the 6% Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. The 6% Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends. As of June 30, 2023, accrued and unpaid dividends amounted to $50,291.

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

11.          Subsequent Events

Dividends on 6% Preferred Stock

On June 13, 2023, the board of directors declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s 6% Preferred Stock. The cash dividend was paid on August 1, 2023 to the holders of record of the 6% Preferred Stock as of the close of business on July 21, 2023.

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

Overview

We are a clinical-stage biopharmaceutical company developing innovative cancer medicines based on cell cycle, transcriptional regulation and mitosis control biology. We are a pioneer company in the field of cancer cell cycle biology with a vision to improve patient healthcare by translating insights in cancer biology into medicines that can overcome resistance and ultimately increase a patient’s overall survival. Our primary focus has been on our transcriptional regulation program, which is evaluating fadraciclib, a CDK2/9 inhibitor, in solid tumors and hematological malignancies. Separately, our epigenetic/anti-mitotic program is evaluating plogosertib, a PLK1 inhibitor, in solid tumors and lymphoma.

We are evaluating oral fadraciclib and plogosertib in our Phase1/2 streamlined studies the aim of which is to assess safety and identify signals of clinical activity which may lead to registration-enabling outcomes.

Fadraciclib Phase 1/2 Study in Advanced Solid Tumors and Lymphoma (065-101; NCT#04983810)

In this ongoing study, twenty-eight patients have been treated in six dose escalation levels so far. The proof-of-concept stage includes seven histologically defined cohorts thought to be sensitive to the drug’s mechanism: breast, colorectal (including KRAS mutant), endometrial/ uterine, hepatobiliary, ovarian cancers and lymphomas. An additional basket cohort will enroll patients regardless of histology with biomarkers relevant to the drug’s mechanism, including MCL1, MYC and/or cyclin E amplified.

Plogosertib Phase 1/2 Study in Advanced Solid Tumors and Lymphoma (140-101; NCT#05358379)

In this ongoing study, fourteen patients have been treated at the five dose escalation levels with no dose limiting toxicities observed. The proof-of-concept stage includes seven mechanistically relevant cohorts including patients with bladder, breast, colorectal (including KRAS mutant), hepatocellular and biliary tract, and lung cancers (both small cell and non-small cell), as well as lymphomas. An additional basket cohort will enroll patients with biomarkers relevant to the drug’s mechanism, including MYC amplified tumors. The protocol allows for expansion of individual cohorts based on response which may allow acceleration of the clinical development and registration plan for plogosertib.

We currently retain all marketing rights worldwide to the compounds associated with our drug programs.

Going Concern

For the three months ended June 30, 2023, we used net cash of $1.8 million to fund our operating activities. We have cash and cash equivalents of $10.2 million as of June 30, 2023, which will allow us to meet our liquidity requirements through the remainder of 2023. However, the current operating plan includes discretionary expenditures, which if not incurred could extend liquidity requirements into the second quarter of 2024. These factors raise substantial doubt about our ability to continue as a going concern. We are currently investigating ways to raise additional capital through a combination of public or private equity, debt financing or by entering into partnership agreements for further development of our drug candidates. Please refer to the Liquidity and Capital Resources section for additional information.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of June 30, 2023 and 2022 (in $000s):

	June 30,
	2023	2022
Cash and cash equivalents	$10,164	$29,077
Working capital:
Current assets	$15,294	$32,077
Current liabilities	(6,746)	(5,026)
Total working capital	$8,548	$27,051

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments and licensing revenue. We have incurred significant losses since our inception. As of June 30, 2023, we had an accumulated deficit of $417.4 million.

Cash Flows

Cash from operating, investing and financing activities for the six months ended June 30, 2023 and 2022 is summarized as follows (in $000s):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(8,166)	$(8,690)
Net cash used in investing activities	(6)	(7)
Net cash (used in) provided by financing activities	(101)	1,424

Operating activities

Net cash used in operating activities decreased by $0.5 million, from $8.7 million for the six months ended June 30, 2022 to $8.2 million for the six months ended June 30, 2023. The decrease in cash used by operating activities was primarily the result of a change in working capital of $3.1 million, offset by an increase in net loss of $2.6 million. The $3.1 million change in working capital was due to increased balances in clinical trial deposits and research and development tax credits. The cash receipt of approximately $4.8 million in research and development tax credit was received during the six months ended June 30, 2023.

Investing activities

Net cash used by investing activities decreased by $1,000 for the six months ended June 30, 2023 due to slightly higher capital expenditures on information technology (IT) during the respective comparative period.

Financing activities

Net cash used in financing activities was $0.1 million for the six months ended June 30, 2023 as a result of dividend payments of approximately $0.1 million to the holders of our 6% Preferred Stock.

Net cash provided by financing activities was $1.4 million for the six months ended June 30, 2022 as a direct result of receiving approximately $1.5 million, net of expenses, from the issuance of common stock under the Sales Agreement with Cantor Fitzgerald & Co., offset by dividend payments of approximately $0.1 million to the holders of our 6% Preferred Stock.

Funding Requirements and Going Concern

As of June 30, 2023, we had cash and cash equivalents of $10.2 million. We have incurred losses since our inception and as of June 30, 2023, we had an accumulated deficit of $417.5 million. We expect to continue to incur substantial operating losses in the future.

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

Based on our current operating plan, we anticipate that our cash and cash equivalents of $10.2 million as of June 30, 2023 will allow us to meet our liquidity requirements through the end of 2023. However, the current operating plan includes discretionary expenditures, which if not incurred could extend liquidity requirements into the second quarter of 2024. Our history of losses, our negative cash flows from operations, our liquidity resources currently on hand, and our dependence on the ability to obtain additional financing to fund our operations after the current resources are exhausted, about which there can be no certainty, have resulted in our assessment that there is substantial doubt about our ability to continue as a going concern for a period of at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of public or private equity or debt financings or by entering into partnership agreements for further development of our drug candidates, there is no guarantee that we will be successful in these mitigation efforts.

Results of Operations

Three and Six Months Ended June 30, 2023 and 2022

Revenues

We recognized $373,000 of revenue for the three and six months ended June 30, 2023. This related to recovery of clinical manufacturing costs associated with an investigator sponsored study managed by Cedar-Sinai Medical Center. There were no revenues recognized for the comparative periods in 2022.

The future

We expect to completely fulfill our obligations under this agreement by the fourth quarter of 2023. The associated clinical manufacturing costs are presented as a component of research & development.

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

The following table provides information with respect to our research and development expenditures for the three and six months ended June 30, 2023 and 2022 (in $000s except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Difference		June 30,		Difference
	2023	2022	$	%	2023	2022	$	%
Transcriptional Regulation (fadraciclib)	$3,043	$2,583	$460	18	$7,130	$6,228	$902	14
Epigenetic/anti-mitotic (plogosertib)	1,357	1,459	(102)	(7)	2,708	2,581	127	5
Other research and development expenses	327	163	164	101	563	350	213	61
Total research and development expenses	$4,727	$4,205	$522	12	$10,401	$9,159	$1,242	14

Total research and development expenses represented 75% and 76% of our operating expenses for the three and six months ended June 30, 2023 respectively.

Research and development expenses increased by approximately $1.2 million from $9.2 million for the six months ended June 30, 2022 to $10.4 million for the six months ended June 30, 2023. Expenditure for the transcriptional regulation program increased by $0.9 million for the six months ended June 30, 2023, relative to the respective comparative period. This was due to an increase in non-clinical expenditure of $1.9 million, offset by reduction in clinical trial costs of $1.0 million associated with the progression of clinical trials for the evaluation of fadraciclib in Phase 1/2 studies. Research and development expenses relating to plogosertib increased by $0.1 million for the six months ended June 30, 2023, relative to the respective comparative period, due to an increase in non-clinical expenditure.

The future

We continue to anticipate that overall research and development expenses for the year ended December 31, 2023 will decrease compared to the year ended December 31, 2022 as we temporarily halt our Phase 1/2 study in hematological malignancies and progress clinical development of our Phase 1/2 studies in advanced solid tumors and lymphomas.

General and Administrative Expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three and six months ended June 30, 2023 and 2022 (in $000s except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Difference		June 30,		Difference
	2023	2022	$	%	2023	2022	$	%
Total general and administrative expenses	$1,575	$1,580	$(5)	(0)	$3,220	$3,185	$35	1

Total general and administrative expenses represented 25% and 24% of our operating expenses for the three and six months ended June 30, 2023 respectively.

General and administrative expenses remained relatively consistent at $1.6 million for each of the three months ended June 30, 2023 and 2022 and $3.2 million for each of the six months ended June 30, 2023 and 2022.

The future

We expect general and administrative expenditures for the year ended December 31, 2023 to be lower than our expenditures for the year ended December 31, 2022, due to management efforts to lower professional costs.

Other income (expense), net

The following table summarizes other income for the three and six months ended June 30, 2023 and 2022 (in $000 except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Difference		June 30,		Difference
	2023	2022	$	%	2023	2022	$	%
Foreign exchange gains (losses)	$(76)	$209	$(285)	(136)	$(161)	$238	$(399)	(168)
Interest income	77	17	60	353	193	21	172	819
Other income (expense), net	(106)	—	(106)	—	58	1,280	(1,222)	(95)
Total other income (expense), net	$(105)	226	$(331)	(146)	$90	1,539	$(1,449)	(94)

Total other income decreased by approximately $1.4 million from $1.5 million for the six months ended June 30, 2022 to $0.1 million for the six months ended June 30, 2023. Other income for the six months ended June 30, 2022 relates largely to royalties receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by us in March 2006) sold certain assets and intellectual property to ThermoFisher Scientific Company, or TSC (formerly Invitrogen Corporation) through the APA and other related agreements. The assets and technology were not part of our product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, we presented $0.1 million and $1.3 million as other income arising from sales related to this transaction during the six months ended June 30, 2023 and 2022 respectively.

Foreign exchange gains (losses)

Foreign exchange gains decreased by $0.4 million, from a gain of $0.2 million for the six months ended June 30, 2022, to a loss of $0.2 million for the six months ended June 30, 2023.

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

The following table summarizes total income tax benefit for the three and six months ended June 30, 2023 and 2022 (in $000s except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Difference		June 30,		Difference
	2023	2022	$	%	2023	2022	$	%
Total income tax benefit	$586	$984	$(398)	(40)	$1,906	$2,122	$(216)	(10)

The total income tax benefit, which comprised of research and development tax credits recoverable, decreased by approximately $0.2 million from $2.1 million for the six months ended June 30, 2022 to $1.9 million for the six months ended June 30, 2023 due to legislative changes that took effect in April 2023. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year and the availability of trading losses.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the year ended December 31, 2023 and will continue to elect to receive payment of the tax credit. The amount of tax credits we will receive is entirely dependent on the amount of eligible expenses we incur and could be restricted by any future cap introduced by HMRC. Beyond 2023, we cannot be certain of our eligibility to receive this tax credit or if eligible, the amount that may be received, due to proposed changes by HMRC to the eligibility criteria.

.

Critical Accounting Policies and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2022 and Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies during the three months ended June 30, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide information in response to this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of June 30, 2023, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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
10.1#

Employment Agreement between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-50626) filed with the SEC on May 4, 2023).

10.2#

Employment Agreement between Cyclacel Pharmaceuticals, Inc. and Paul McBarron (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-50626) filed with the SEC on May 4, 2023).

10.3#

Cyclacel Pharmaceuticals, Inc. Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-50626) filed with the SEC on June 14, 2023).

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
101

The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

104		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).
	* #	Filed herewith. Management contract or compensatory plans or agreements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: August 10, 2023	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and Executive Vice President, Finance