Form 10-K/A
period 2022-12-31
Cyclacel Pharmaceuticals, Inc.
filed 2023-11-29
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

Explanatory Note

Cyclacel Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K Amendment No. 1”) to amend the Annual Report on Form 10-K (“Original Filing”) for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2023. This Form 10-K Amendment No. 1 amends the Original Filing to include restated consolidated financial statements for the periods presented in Item 8 of the Original Filing primarily as a result of errors in accounting for contractually required deposits and complex non-routine equity transactions (refer to Note 1 – “Restatement of Prior Financial Information” to our consolidated financial statements under Item 8 in this Form 10-K Amendment No.1 for additional information). In connection with the errors identified in accounting for a contractually required deposit and complex non-routine equity transactions in relation to the sale of unregistered shares, management has re-evaluated its disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2022 due to a material weakness in internal control over financial reporting related to accounting for contractually required deposits and complex non-routine equity transactions.

Restatement of Prior Financial Information.

As previously summarized in our Current Report on Form 8-K filed with the SEC on November 15, 2023, during recent contract renegotiations with a contract counterparty related to the Company’s 065-102 study and the related return to the Company of the original contract deposit of $1.0 million and the subsequent preparation of the Company’s financial statements for the period ended September 30, 2023, the Company identified an error in the accounting treatment of contract deposit-related invoices during the period September 2021 to November 2021. Vendor invoices totaling $549,295 related to contractually required deposits received during September 2021 and November 2021 were incorrectly expensed to the income statement instead of being capitalized on the balance sheet as non-current deposits. The amounts were contractually required to remain on deposit until the end of the related contract. This resulted in an overstatement of operating loss of $293,845 for the quarter ended September 30, 2021 and $255,450 for the quarter ended December 31, 2021 and a corresponding understatement of non-current deposits in the same periods. In addition, the Company’s UK research and development tax credits were consequentially overstated by $64,000 for the quarter ended September 30, 2021 and $55,000 for the quarter ended December 31, 2021.

On August 12, 2022, we became aware that our shelf registration statement on Form S-3 had expired on June 21, 2022. Prior to becoming aware of the expiration, but following the expiration, we sold an aggregate of 1,987,100 shares of our common stock at market prices for aggregate proceeds of approximately $2,721,187. The sale of these shares were subject to potential rescission rights by certain stockholders. As a result of these rescission rights, we classified 3,117,100 shares (including 1,130,000 previously issued and outstanding shares sold for which the Company did not receive proceeds and which were reclassified to temporary equity as of September 30, 2022), with an aggregate redemption value of $4,494,496 of our common stock as stock outside stockholders equity. In connection with the third quarter financial statement close process, the Company determined that it should have recorded 798,200 shares subject to potential rescission rights as temporary equity as of June 30, 2022 and these should have been reclassified out of temporary equity as of June 30, 2023 upon expiration of the rescission rights. The Company had recorded reclassification of these 798,200 shares sold in the second quarter of 2022, which had a redemption value of $1,105,507 to temporary equity as of September 30, 2022.  Moreover, the Company has determined that it did not properly account for the $135,000 of aggregate fees paid in connection with the sale of those shares as a dividend to those stockholders. The $135,000 of fees should be accounted for as accretion to the maximum redemption amount of the shares subject to potential rescission in the computation of loss per share as of June 30, 2022 and September 30, 2022 and the year ended December 31, 2022, as well as of March 31, 2023 and June 30, 2023, as is required by ASC 480-10-S99-3A(20).

On   November 14, 2023, the Audit Committee of the Board of Directors (the “Audit Committee”) of Cyclacel Pharmaceuticals, Inc. (the “Company”), based, in part, on the recommendation of, and after consultation with, the Company’s management, concluded that the Company’s previously issued audited consolidated financial statements as of December 31, 2022 and 2021 and for each of the years ended December 31, 2022 and 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), and the Company’s unaudited consolidated financial statements included in the Quarterly Reports on Form 10-Q for September 30, 2021 and the quarterly 2022 fiscal year periods (the “Historical Quarterly Reports”) as well as the unaudited consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023 (the “2023 Quarterly Reports” and, together with the 2022 Annual Report and the Historical Quarterly Reports, the “Reports” and all financial statements included in the Reports, collectively, the

“Affected Financials”), should no longer be relied upon. Similarly, related earnings releases and investor presentations or other communications describing relevant portions of the Affected Financials should no longer be relied upon.

This Amendment sets forth the Original Filing, as modified and superseded where necessary to reflect the restatement and the related internal control considerations. Accordingly, the following items included in the Original Filing have been amended:

•Part I

o	Item 1A - Risk Factors
o	to add an additional risk factor related to the restatement

•Part II

o	Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
o	to revise “Results of Operations” and “Liquidity and Capital Resources” as a result of the restatement

•Item 8 - Financial Statements and Supplementary Data

o	to reflect the restatement in our Consolidated Balance Sheets as of December 31, 2022 and 2021, and as of September 30, 2021, March 31, 2022, June 30, 2022 and September 30, 2022.
o	to reflect the restatement in our Consolidated Statements of Income for the Year Ended December 31, 2021, and the Three and Nine Months Ended September 30, 2021.
o	to reflect the restatement in our Consolidated Statements of Comprehensive Loss for the Year Ended December 31, 2021, and the Three and Nine Months Ended September 30, 2021.
o	to reflect the restatement in our Consolidated Statements of Stockholders Equity as of December 31, 2022 and 2021, and as of September 30, 2021, March 31, 2022, June 30, 2022 and September 30, 2022.
o	to reflect the restatement in our Consolidated Statements of Cash Flows for the Year Ended December 31, 2021, and the Nine Months Ended September 30, 2021.

•Item 9A – Evaluation of Disclosure Controls and Procedures

o	to amend for a material weakness in our internal control over financial reporting associated with the accounting for contractually required deposits and complex non-routine equity transactions

•Item 15 – Exhibits and Financial Statement Schedules

o	to provide updated Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed or furnished as Exhibits 31.1, 31.2, 32.1, and 32.2, as well as an updated Consent of Independent Registered Public Accounting Firm filed as Exhibit 23.1

In accordance with applicable SEC rules, this Form 10-K Amendment No. 1 also includes an updated signature page and Reports of Independent Registered Public Accounting Firm.

Except as described above, this Form 10-K Amendment No. 1 does not amend, update or change any other disclosures in the Original Filing. In addition, the information contained in this Form 10-K Amendment No. 1 does not reflect events occurring after the Original Filing and does not modify or update the disclosures therein, except to reflect the effects of the restatement. This Form 10-K Amendment No. 1 should be read in conjunction with the Company’s other filings with the SEC.

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

Our business is subject to the following principal risks and uncertainties:

Risks Associated with Development and Commercialization of Our Drug Candidates

●	The cost, time, and possibility of delays associated with clinical trials, which may be required to continue beyond our available funding. We cannot be certain that we will be able to raise sufficient funds to complete the development and commercialize any of our product candidates currently in clinical development, should they succeed.
●	We may suffer significant delays, setbacks or negative results in, or termination of, our clinical trials.
●	We are making use of biomarkers, which are not scientifically validated, and our reliance on biomarker data may thus cause us to direct our resources inefficiently.
●	We may be unable to directly control the timing, conduct and expense of our clinical trials, due to our reliance on contract research organizations and other third parties to conduct clinical trials.
●	We have no manufacturing capacity and will rely on third party manufacturers for the late-stage clinical trials, development and commercialization of any drugs we may develop or sell.
●	We may encounter difficulties in managing our growth and expanding our operations successfully as we evolve from a company primarily involved in discovery and development to one also involved in the commercialization of drugs and devices.
●	Our drug candidates are subject to extensive regulation, which can be costly and time-consuming, and we may not obtain approvals for the commercialization of any of our drug candidates.
●	Even if we successfully complete the clinical trials for one or more of our product candidates, the product candidates may fail for other reasons.
●	We face intense competition and our competitors may develop drugs that are less expensive, safer, or more effective than our drug candidates.
●	If we fail to enter into and maintain successful strategic alliances for our drug candidates, we may have to reduce or delay our drug candidate development or increase our expenditures.
●	If our drug candidates or distribution partners’ products fail to achieve market acceptance, we may not be able to generate significant revenue and our business may suffer. Our business may be affected by the efforts of government and third-party payors to contain or reduce the cost of healthcare through various means.
●	We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for a product candidate and may have to limit its commercialization.
●	We may be subject to numerous and varying privacy and security laws, and our failure to comply could result in penalties and reputational damage.

Risks Related to Our Business and Financial Condition

●	We have a history of operating losses and we may never become profitable. Our stock is a highly speculative investment.
●	There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional capital in upcoming periods which may not be available to us on reasonable terms, if at all.
●	Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
●	The United Kingdom’s withdrawal from the European Union could adversely impact our business, results of operations and financial condition.

●	If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. We received a written notice from Nasdaq regarding our failure to meet the listing requirements by Nasdaq, which triggered a 180 calendar-day grace period for us to regain compliance. Although the bid price for our common stock has closed above $1.00 per share for a minimum of 10 consecutive business days since our receipt of the written notice, it is not certain that we will regain compliance with the Nasdaq listing requirements.
●	Funding constraints may negatively impact our research and development activities, forcing us to delay our efforts to develop certain product candidates in favor of developing others, which may prevent us from commercializing our product candidates as quickly as possible.
●	Our business has been and may continue to be adversely affected by the ongoing coronavirus pandemic.
●	We are experiencing an increasingly tight and competitive labor market with an increase in employee turnover rates and higher compensation and hiring costs. This may have an adverse effect on our ability to attract and retain skilled personnel and may harm our business.

Risks Related to our Intellectual Property

●	If we fail to enforce adequately or defend our intellectual property rights, our business may be harmed.
●	We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

Risks Related to Securities Regulations and Investment in Our Securities

●	Failure to achieve and maintain internal controls in accordance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.
●	We incur increased costs and management resources as a result of being a public company, and we may fail to comply with public company obligations.
●	We may have limited ability to pay cash dividends on our preferred stock, and there is no assurance that future quarterly dividends will be declared.
●	The future sale of our common and convertible preferred stock and future issuances of our common stock upon conversion of our preferred stock could negatively affect our stock price and cause dilution to existing holders of our common stock.
●	The number of shares of common stock which are registered, including the shares to be issued upon exercise of our outstanding warrants, is significant in relation to our currently outstanding common stock and could cause downward pressure on the market price for our common stock.
●	Our management team will have broad discretion over the use of the net proceeds from any sale of our securities.
●	Shares sold under our ATM Sales Agreement may be subject to rescission rights and other penalties, requiring us to repurchase shares sold thereunder.
●	We have restated our previously issued consolidated financial statements and, as part of that process, have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner. We may also face litigation and other risks as a result of the restatement.

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

Our human capital resources and objectives include identifying, recruiting, retaining and incentivizing our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of equity-based compensation awards in order to increase stockholder value and our success by motivating such individuals to perform to the best of their abilities to achieve our objectives.

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

Item 1A. Risk Factors (Restated)

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

Any inability to successfully complete clinical development and obtain regulatory approval for our product candidates could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional nonclinical studies and/or clinical trials, or the results obtained from such new formulation may not be consistent with previous results obtained. Clinical trial delays could also shorten any anticipated periods of patent exclusivity for our product candidates and may allow competitors to develop and bring products to market before we do which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

If we experience delays or difficulties in the enrollment of research subjects in clinical trials, those clinical trials could take longer than expected to complete and our receipt of necessary regulatory approvals could be delayed or prevented.

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

We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of December 31, 2021 and December 31, 2022, our accumulated deficit was $384.5 million and $405.7 million, respectively. Our net loss was $18.5 million and $21.2 million for the years ended December 31, 2021 and 2022, respectively. Our drug candidates are in the early- to mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years as we continue our research and development of our drug candidates, seek regulatory approvals and commercialize any approved drugs. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.

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

Risks Relating to Restatement of our Consolidated Financial Statements

We have had to restate our previously issued consolidated financial statements and, as part of that process, have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and may adversely affect our business, financial condition and results of operations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal control over financial reporting is necessary for us to provide reliable financial reporting and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly, and there is no assurance that these initiatives will ultimately have the intended effects. Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could be an adverse effect on our business, financial condition and results of operations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can provide no assurance that the measures we are taking and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

We may face litigation and other risks as a result of the restatement as described in the “Explanatory Note” within this Form 10-K Amendment No. 1 and material weakness in our internal control over financial reporting.

As part of the restatement as described in the “Explanatory Note” within this Form 10-K Amendment No. 1, we identified a material weakness in our internal control over financial reporting. As a result of such material weakness, the restatement and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition and results of operations.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)

Restatement of Previously Issued Financial Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 1–“Restatement of Prior Financial Information” to our consolidated financial statements under Item 8 in this Form 10-K Amendment No. 1. For further detail regarding the restatement, see “Explanatory Note”. This section does not substantively amend, update or change any disclosures or analysis contained in the Original Filing, and accordingly, does not reflect any information or events occurring after March 8, 2023, the filing date of the Original Filing, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.

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

On August 12, 2022, we became aware that the shelf registration statement on Form S-3 (file number 333-231923) (the “Registration Statement”) associated with this Sales Agreement had expired on June 21, 2022. Prior to becoming aware of the expiration, we sold an aggregate of 1,987,100 shares of our common stock at market prices, following the expiration of the Registration Statement and through August 12, 2022, for aggregate proceeds of approximately

$2,721,187. There was no sale of shares post August 12, 2022. The sale of these shares may be subject to potential rescission rights by certain stockholders. As of December 31, 2022, there have been no claims or demands to exercise such rights. As a result of these potential rescission rights, we reclassified 3,117,100 shares (including 1,130,000 previously issued and outstanding shares sold for which the Company did not receive proceeds), with an aggregate redemption value of $4,494,496 of our common stock as temporary equity, presented outside of stockholders’ equity. The reclassification of these shares shall remain for a period of one year from the transaction date. These shares have been treated as issued and outstanding for purposes of earnings per share and general financial reporting.

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

The following table provides information with respect to our research and development expenditures for the years ended December 31, 2021 and 2022 (in thousands except percentages):

	Year Ended
	December 31,		Difference
	2022	2021	$	%
		As restated (see Note 1)
Transcriptional Regulation (fadraciclib)	$14,043	$10,556	$3,487	33
Anti-mitotic (plogosertib)	5,546	3,579	1,967	55
Other research and development expenses	685	793	(108)	(14)
Total research and development expenses	$20,274	$14,928	$5,346	36

Research and development expenses represented 67% and 73% of our operating expenses for the years ended December 31, 2021 and 2022, respectively.

Research and development expenses increased by $5.3 million from $14.9 million for the year ended December 31, 2021 to $20.3 million for the year ended December 31, 2022. Expenditure for the transcriptional regulation program increased by $3.5 million for the year ending December 31, 2022 relative to the respective comparative period. This was due to an increase in clinical trial costs of $2.8 million associated with the progression of clinical trials for the evaluation of fadraciclib in Phase 1/2 studies, along with an increase in non-clinical expenditure of $0.7 million. Research and development expenses relating to plogosertib increased by $2.0 million for the year ending December 31, 2022 relative to the respective comparative period. This was due to an increase in clinical trial costs of $2.7 million associated with the progression of clinical trials for the evaluation of plogosertib in Phase 1/2 studies, offset by a decrease in non-clinical expenditure of $0.7 million.

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

The following table summarizes total income tax benefit from such credits for the years ended December 31, 2021 and 2022 (in thousands except percentages):

	Year Ended
	December 31,		Difference
	2022	2021	$	%
	As restated (see Note 1)	As restated (see Note 1)
Income tax benefit	$4,717	$3,728	$989	27
Total income tax benefit	$4,717	$3,728	$989	27

The income tax benefit increased significantly by approximately $1.0 million, from $3.7 million for the year ended December 31, 2021 to $4.7 million for the year ended December 31, 2022. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the year ending December 2023 and will continue to elect to receive payment of the tax credit. Beyond 2023, we cannot be certain to be eligible to receive this tax credit or if eligible, the amount that may be receivable due to proposed changes by HMRC to the elibility criteria.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of December 31, 2021 and 2022 (in thousands):

	December 31,
	2022	2021
	As restated (see Note 1)	As restated (see Note 1)
Cash and cash equivalents	$18,345	$36,559
Working capital:
Current assets	$24,411	$40,942
Current liabilities	(7,511)	(5,413)
Total working capital	$16,900	$35,529

Cash Flows

Cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2021 and 2022 is summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(20,827)	$(18,540)
Net cash used in investing activities	(7)	(27)
Net cash provided by financing activities	2,998	21,737

Operating activities

Net cash used in operating activities increased by $2.3 million, from $18.5 million for the year ended December 31, 2021 to $20.8 million for the year ended December 31, 2022. The increase in cash used by operating activities was primarily the result of an increase in our year-over-year net loss of $2.7 million, a change in working capital of $0.6 million and a decrease in change in lease liability of $0.1 million, offset by an increase in stock compensation costs of $0.3 million.

Investing activities

Net cash used in investing activities decreased by $20,000 for the year ended December 31, 2022 due to a decrease in capital expenditures on IT equipment.

Financing activities

Net cash provided by financing activities was $3.0 million for the year ended December 31, 2022 as a direct result of receiving approximately:

-	$3.2 million in net proceeds from the issuance of common stock under a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co.,
-	offset by dividend payments of approximately $0.2 million to the holders of our 6% Convertible Exchangeable Preferred Stock.

Net cash provided by financing activities was $21.7 million for the year ended December 31, 2021 as a direct result of receiving approximately:

-	$13.5 million in net proceeds from the issuance of common stock under an underwriting agreement with Oppenheimer & Co. Inc.,
-	$4.5 million from warrant exercises associated with a co-placement agency agreement with Roth Capital Partners, LLC, Ladenburg Thalmann & Co. Inc., and Brookline Capital Markets, a division of Arcadia Securities, LLC, and
-	$4.0 million from the issuance of common stock under a controlled equity offering sales agreement with Cantor Fitzgerald & Co., and
-offset by dividend payments of approximately $0.2 million to the holders of our 6% Convertible Exchangeable Preferred Stock.

Funding Requirements and Going Concern

As of December 31, 2022, we had cash and cash equivalents of $18.3 million We have incurred losses since our inception and as of December 31, 2022, we had an accumulated deficit of $405.7 million.We expect to continue to incur substantial operating losses in the future.

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

As discussed in Note 2 of the Notes to the Consolidated Financial Statements accompanying this Annual Report on Form 10-K, under ASC Topic 205-40, Presentation of Financial Statements - Going Concern, management is required at each reporting period to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued.

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

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements included elsewhere in this report. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cyclacel Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cyclacel Pharmaceuticals, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations (loss), comprehensive loss, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement of 2022 and 2021 Financial Statements

As discussed in Note 1 to the consolidated financial statements, the 2022 and 2021 financial statements have been restated to correct misstatements.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company does not currently have sufficient funds to complete development and commercialization if they are unable to raise additional capital for operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Clinical Trial Accrual and Expenses

As discussed in Notes 3 and 9 of the consolidated financial statements, the Company’s total accrued expenses for research and development were $3.6 million at December 31, 2022, which included the estimated obligation for pre-clinical and clinical trial expenses incurred as of December 31, 2022, but not paid as of that date. The Company’s clinical trial expenses are based on the Company’s estimates of the level of services performed each period pursuant agreements with third parties that conduct research and development on the Company’s behalf, which results in an accrual or prepaid at period end.

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

RSM US LLP

We have served as the Company's auditor since 2013.

Stamford, Connecticut

March 8, 2023, except for Notes 1, 15 and 17, as to which the date is November 28, 2023

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021
	As restated (see Note 1)	As restated (see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$18,345	$36,559
Prepaid expenses and other current assets	6,066	4,383
Total current assets	24,411	40,942
Property and equipment, net	32	64
Right-of-use lease asset	142	30
Non-current deposits	3,465	2,100
Total assets	$28,050	$43,136
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,561	$2,117
Accrued and other current liabilities	4,950	3,296
Total current liabilities	7,511	5,413
Lease liability	106	30
Total liabilities	7,617	5,443

Redeemable common stock, $0.001 par value;
3,117,100 and 0 shares issued and outstanding at December 31, 2022 and December 31, 2021 (Note 11).	4,494	—

Stockholders’ equity:

Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2022 and December 31, 2021;
6% Convertible Exchangeable preferred stock; 335,273 shares issued and outstanding at December 31, 2022 and December 31, 2021. Aggregate preference in liquidation of $4,006,512 as of December 31, 2022 and December 31, 2021.	—	—
Series A convertible preferred stock, $0.001 par value; 264 shares issued and outstanding at December 31, 2022 and December 31, 2021.	—	—
Series B convertible preferred stock, $0.001 par value; 237,745 shares issued and outstanding at December 31, 2022 and December 31, 2021.	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2022 and December 31, 2021; 9,422,089 and 9,993,135 shares issued and outstanding at December 31, 2022 and December 31, 2021	9	10
Additional paid-in capital	422,973	422,960
Accumulated other comprehensive loss	(1,316)	(748)
Accumulated deficit	(405,727)	(384,529)
Total stockholders’ equity	15,939	37,693
Total liabilities and stockholders’ equity	$28,050	$43,136

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (LOSS)

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2022	2021
	As restated (see Note 1)	As restated (see Note 1)
Revenues	$—	$—

Operating expenses:
Research and development	20,274	14,928
General and administrative	7,382	7,461
Total operating expenses	27,656	22,389
Operating loss	(27,656)	(22,389)
Other income (expense):
Foreign exchange gains (losses)	233	44
Interest income	210	16
Other income, net	1,298	144
Total other income, net	1,741	204
Loss before taxes	(25,915)	(22,185)
Income tax benefit	4,717	3,728
Net loss	(21,198)	(18,457)
Dividend on convertible exchangeable preferred shares	(201)	(201)
Net loss applicable to common shareholders	$(21,399)	$(18,658)
Basic and diluted earnings per common share:
Net Loss per share - basic and diluted (common shareholders)	$(1.91)	$(2.09)
Net Loss per share - basic and diluted (redeemable common shareholders)	$(1.82)	$—

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended
	December 31,
	2022	2021
		As restated (see Note 1)
Net loss	$(21,198)	$(18,457)
Translation adjustment	20,598	2,123
Unrealized foreign exchange gain (loss) on intercompany loans	(21,166)	(2,125)
Comprehensive loss	$(21,766)	$(18,459)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	573,282	$—	6,246,896	$6	$400,071	$(746)	$(366,072)	$33,259

Issue of common stock, preferred stock and associated warrants on underwritten offering, net of expenses	—	—	2,078,214	2	13,500	—	—	13,502
Issue of common stock in At Market Issuance sales agreement, net of expenses	—	—	752,425	1	3,869	—	—	3,870
Warrant & stock option exercises	—	—	915,600	1	4,564	—	—	4,565
Stock-based compensation	—	—	—	—	1,157	—	—	1,157
Preferred stock dividends	—	—	—	—	(201)	—	—	(201)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(2,125)	—	(2,125)
Translation adjustment	—	—	—	—	—	2,123	—	2,123
Loss for the period (restated)	—	—	—	—	—	—	(18,457)	(18,457)
Balances at December 31, 2021 (restated)	573,282	$—	9,993,135	$10	$422,960	$(748)	$(384,529)	$37,693
Issue of common stock in At Market Issuance sales agreement, net of expenses	—	—	541,542	0	478	—	—	478
Reclassification of redeemable common stock	—	—	(1,130,000)	(1)	(1,635)	—	—	(1,636)
Accretion on redeemable comon stock	—	—	—	—	(135)	—	—	(135)
Stock-based compensation	—	—	17,412	—	1,506	—	—	1,506
Preferred stock dividends	—	—	—	—	(201)	—	—	(201)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(21,166)	—	(21,166)
Translation adjustment	—	—	—	—	—	20,598	—	20,598
Loss for the period	—	—	—	—	—	—	(21,198)	(21,198)
Balances at December 31, 2022 (restated)	573,282	$—	9,422,089	$9	$422,973	$(1,316)	$(405,727)	$15,939

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2022	2021
		As restated (see Note 1)
Operating activities:
Net loss	$(21,198)	$(18,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32	43
Stock-based compensation	1,506	1,157
Changes in lease liability	40	172
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,784)	(4,480)
Accounts payable, accrued and other current liabilities	2,577	3,025
Net cash used in operating activities	(20,827)	(18,540)
Investing activities:
Purchase of property, plant and equipment	(7)	(27)
Net cash used in investing activities	(7)	(27)
Financing activities:
Proceeds, net of issuance costs, from issuing common stock and warrants	3,199	17,371
Proceeds from the exercise of stock options and warrants, net of issuance costs	—	4,567
Payment of preferred stock dividend	(201)	(201)
Net cash provided by financing activities	2,998	21,737

Effect of exchange rate changes on cash and cash equivalents	(378)	(17)
Net (decrease) increase in cash and cash equivalents	(18,214)	3,153
Cash and cash equivalents, beginning of period	36,559	33,406
Cash and cash equivalents, end of period	$18,345	$36,559
Supplemental cash flow information:
Cash received during the period for:
Interest	$211	$17
Research & Development Tax Credits	$3,312	$1,358

Non cash financing activities:
Accrual of preferred stock dividends	$50	$50
Deemed dividend on redeemable common stock	$135	$-

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Restatement of Prior Financial Information

During recent contract renegotiations with a contract counterparty related to the Company’s 065-102 study and the consequential return to the Company of the original contract deposit of $1.0 million and the subsequent preparation of the Company’s financial statements for the period ended September 30, 2023, the Company identified an error in the accounting treatment of contract deposit-related invoices during the period September 2021 to November 2021. Vendor invoices totaling $549,295 related to contractually required deposits received during September 2021 and November 2021 were incorrectly expensed to the income statement instead of being capitalized on the balance sheet as non-current deposits. The amounts were contractually required to remain on deposit until the end of the related contract. This resulted in an overstatement of operating loss of $293,845 for the quarter ended September 30, 2021 and $255,450 for the quarter ended December 31, 2021 and a corresponding understatement of non-current deposits in the same periods. In addition, the Company’s UK research and development tax credits were consequentially overstated by $64,000 for the quarter ended September 30, 2021 and $55,000 for the quarter ended December 31, 2021.

On August 12, 2022, we became aware that our shelf registration statement on Form S-3 had expired on June 21, 2022. Prior to becoming aware of the expiration, but following the expiration, we sold an aggregate of 1,987,100 shares of our common stock at market prices for aggregate proceeds of approximately $2,721,187. The sale of these shares were subject to potential rescission rights by certain stockholders. As a result of these rescission rights, we classified 3,117,100 shares (including 1,130,000 previously issued and outstanding shares sold for which the Company did not receive proceeds and which were reclassified to temporary equity as of September 30, 2022), with an aggregate redemption value of $4,494,496 of our common stock as stock outside stockholders equity. In connection with the third quarter financial statement close process, the Company determined that it should have recorded 798,200 shares subject to potential rescission rights as temporary equity as of June 30, 2022 and these should have been reclassified out of temporary equity as of June 30, 2023 upon expiration of the rescission rights. The Company had recorded reclassification of these 798,200 shares sold in the second quarter of 2022, which had a redemption value of $1,105,507 to temporary equity as of September 30, 2022.  Moreover, the Company has determined that it did not properly account for the $135,000 of aggregate fees paid in connection with the sale of those shares as a dividend to those stockholders. The $135,000 of fees should be accounted for as accretion to the maximum redemption amount of the shares subject to potential rescission in the computation of loss per share as of June 30, 2022 and September 30, 2022 and the year ended December 31, 2022, as well as of March 31, 2023 and June 30, 2023, as is required by ASC 480-10-S99-3A(20).

The Company has restated herein its consolidated financial statements as of December 31, 2022 and 2021 and for each of the years ended December 31, 2022 and 2021 and to its consolidated financial statements for the quarter ended September 30, 2021 and each of the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022, in accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, for the matters discussed above as well as other immaterial items.

The effect of the error corrections are as follows (in thousands, except per share amounts):

	December 31,		December 31,
	2022		2022
CONSOLIDATED BALANCE SHEETS	As previously reported	Adjustments	As Restated

ASSETS
Non-current deposits	$2,916	$549	$3,465
Total assets	$27,501	$549	$28,050
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued and other current liabilities	$4,831	$119	$4,950
Total current liabilities	7,392	119	7,511
Total liabilities	$7,498	$119	$7,617
Accumulated deficit	(406,157)	430	(405,727)
Total stockholders’ equity	15,509	430	15,939
Total liabilities and stockholders’ equity	$27,501	$549	$28,050

	Year Ended December 31,
	2022		2022
CONSOLIDATED STATEMENTS OF INCOME	As previously reported	Adjustments	As Restated

Net loss applicable to common shareholders	$(21,399)	$—	$(21,399)
Basic and diluted earnings per common share:
Net Loss per share - basic and diluted (common shareholders)	$(1.90)	$(0.01)	$(1.91)
Net Loss per share - basic and diluted (redeemable common shareholders)	$—	$(1.82)	$(1.82)

	Year Ended December 31,
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY	2022		2022
	As previously reported	Adjustments	As Restated
Accumulated Deficit (Balances at December 31, 2022)	$(406,157)	$430	$(405,727)
Total Stockholders' Equity (Balances at December 31, 2022)	$15,509	$430	$15,939

	December 31,		December 31,
	2021		2021
CONSOLIDATED BALANCE SHEETS	As previously reported	Adjustments	As Restated

ASSETS
Non-current deposits	$1,551	$549	$2,100
Total assets	$42,587	$549	$43,136
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued and other current liabilities	$3,177	$119	$3,296
Total current liabilities	5,294	119	5,413
Total liabilities	$5,324	$119	$5,443
Accumulated deficit	(384,959)	430	(384,529)
Total stockholders’ equity	37,263	430	37,693
Total liabilities and stockholders’ equity	$42,587	$549	$43,136

	Year Ended December 31,
	2021		2021
CONSOLIDATED STATEMENTS OF INCOME	As previously reported	Adjustments	As Restated

Operating expenses:
Research and development	$15,477	$(549)	$14,928
Total operating expenses	22,938	(549)	22,389
Operating loss	(22,938)	549	(22,389)
Loss before taxes	(22,734)	549	(22,185)
Income tax benefit	3,847	(119)	3,728
Net loss	(18,887)	430	(18,457)
Net loss applicable to common shareholders	$(19,088)	$430	$(18,658)
Basic and diluted earnings per common share:
Net loss per share – basic and diluted	$(2.14)	$0.05	$(2.09)

	Year Ended December 31,
	2021		2021
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS	As previously reported	Adjustments	As Restated

Net loss	$(18,887)	$430	$(18,457)
Comprehensive loss	$(18,887)	$430	$(18,457)

	Year Ended December 31,
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY	2021		2021
	As previously reported	Adjustments	As Restated

Accumulated Deficit (Loss for the period)	$(18,887)	$430	$(18,457)
Accumulated Deficit (Balances at December 31, 2021)	$(384,959)	$430	$(384,529)
Total Stockholders' Equity (Balances at December 31, 2021)	$37,263	$430	$37,693

	Year Ended December 31,
	2021		2021
CONSOLIDATED STATEMENTS OF CASH FLOWS	As previously reported	Adjustments	As Restated

Operating activities:
Net loss	$(18,887)	$430	$(18,457)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,931)	(549)	(4,480)
Accounts payable, accrued and other current liabilities	2,906	119	3,025

With respect to the consolidated statements of cash flows for 2021, all adjustments are to line items within operating cash flows and there was no impact to the subtotal of operating, investing or financing cash flows for such periods.

The remainder of the notes to the Company’s consolidated financial statements have been updated and restated, as applicable, to reflect the impacts of the restatement described above and have been notated as such.

2.    Organization of the Company and Basis of Presentation

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

Through December 31, 2022, the Company has funded all of its operations and capital expenditures with proceeds from the issuance of public equity securities, private placements of securities, government grants, research and development tax credits, interest on investments, royalty income, product revenue and licensing revenue. The Company has incurred recurring losses since its inception, including net losses of $18.5 million and $21.2 million for the years ended December 31, 2021 and 2022, respectively. As of December 31, 2022, the Company had an accumulated deficit of $405.7 million. The Company expects to continue to generate operating losses for the foreseeable future due to, among other things, costs related to the clinical development of its drug candidates, its preclinical programs and its administrative organization.

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

3.    Summary of Significant Accounting Policies

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

Stock-based Compensation

The Company measures all stock options and other stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards over the requisite service period, which for the Company is the period between the grant date and the date the award vests or becomes exercisable. Many awards granted by the Company vest ratably over three or four years. However, certain awards granted to members of the Company’s Board of Directors vest in their entirety on the one-year anniversary following the date of grant. Generally, the Company issues stock options and restricted stock awards to employees with only service-based vesting conditions and records the expense for these awards using the straight-line method. However, in certain years, the Company will grant share-based payment awards to employees that are dependent upon the fulfillment of certain clinical and financial conditions. In such instances where the performance condition must be met for the award to vest, the company only recognizes compensation expense when the award is probable of vesting (See Note 12 — Stock-Based Compensation).

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

Net Loss Per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share”. Basic and diluted net loss per common share was determined by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Beginning in the second quarter of 2022, the Company began calculating loss per share using the two-class method. The two-class method is an allocation formula that determines loss per share for each share of common stock and redeemable common stock (see note 15), a participating security, according to dividends declared and participation rights in undistributed earnings. The reconciliation showing the loss per share attributable to common and redeemable common stockholders is discussed in Note 15 of the Notes to the Consolidated Financial Statements accompanying this Annual Report on Form 10-K.

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

4.    Significant Contracts

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

5.    Cash and Cash Equivalents

The following is a summary of cash and cash equivalents at December 31, 2021 and 2022 (in thousands):

	December 31,
	2022	2021
Cash	$13,798	$32,082
Cash equivalents	4,547	4,477
Total cash and cash equivalents	$18,345	$36,559

Cash equivalents are made up entirely of money market funds.

6.    Fair Value of Financial Assets and Liabilities

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

7.    Prepaid Expenses and Other Assets

The following is a summary of prepaid expenses and other current assets at December 31, 2021 and 2022 (in thousands):

	December 31,	December 31,
	2022	2021
Research and development tax credit receivable	$4,664	$3,727
Prepayments and VAT receivable	976	577
Other current assets	426	79
	$6,066	$4,383

As at December 31, 2022, the Company had non-current assets of $3.5 million, which comprised clinical trial deposits held by a contract research organization in relation to the Company’s Phase 1/2 clinical trials.

8.    Property and Equipment

Property and equipment consisted of the following at December 31, 2021 and 2022 (in thousands):

		December 31,
	Lives in years	2022	2021
Leasehold improvements	2 to 15	$6	$6
Office equipment and furniture	3 to 5	409	419
		415	425
Less: accumulated depreciation and amortization		(383)	(361)
		$32	$64

9.    Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at December 31, 2021 and 2022 (in thousands):

	December 31,	December 31,
	2022	2021
	As restated (see Note 1)	As restated (see Note 1)
Accrued research and development	$3,611	$2,310
Accrued legal and professional fees	333	233
Other current liabilities	1,006	753
	$4,950	$3,296

Other current liabilities include accrued payroll costs of approximately $680,000 and $495,000 for the years ended December 31, 2022 and 2021 respectively.

10.    Commitments and Contingencies

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

11.   Stockholders’ Equity

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

On August 12, 2022, the Company became aware that the shelf registration statement on Form S-3 (file number 333-231923) (the “Registration Statement”) associated with this Sales Agreement had expired on June 21, 2022. Prior to becoming aware of the expiration, the Company sold an aggregate of 1,987,100 shares of its common stock at the market price, following the expiration of the Registration Statement and through August 12, 2022, for aggregate proceeds of approximately $2,721,187. There was no sale of shares post August 12, 2022. The sale of these shares may be subject to potential rescission rights by certain stockholders. As of December 31, 2022, there have been no claims or demands to exercise such rights. As a result of these potential rescission rights, the Company classified 3,117,100 shares (including 1,130,000 shares sold for which the Company did not receive proceeds and which were reclassified to temporary equity during the third quarter of 2022), with an aggregate redemption value of $4,494,496 of its common as stock outside stockholders’ equity. The reclassification of these shares shall remain for a period of one year from transaction date. These shares have been treated as issued and outstanding for earnings per share and financial reporting purposes.

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

12.  Stock-Based Compensation

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

13.  Employee Benefit Plans

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

14.  Taxes

(Loss) income from continuing operations before taxes is comprised of the following components for the years ended December 31, 2021 and 2022 (in thousands):

	Year Ended December 31,
	2022	2021
		As restated (see Note 1)
Domestic	$(1,981)	$(1,622)
Foreign	(23,934)	(20,563)
Loss from continuing operations before taxes	$(25,915)	$(22,185)

The benefit (provision) for income taxes from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2022	2021
		As restated (see Note 1)
Current – domestic	$(2)	$(2)
Current – foreign	4,719	3,730
Current – total	4,717	3,728
Deferred – domestic	—	—
Income tax benefit	$4,717	$3,728

The Company has incurred a taxable loss in each of the operating periods since incorporation. The income tax credits of $3.7 million and $4.7 million for the years ended December 31, 2021 and 2022, respectively, represent UK research and development (“R&D”) tax credits for expenditures in the United Kingdom that are refundable.

A reconciliation of the (benefit) provision for income taxes from continuing operations with the amount computed by applying the statutory federal tax rate to loss from continuing operations before income taxes is as follows (in thousands):

	Year Ended December 31,
	2022	2021
		As restated (see Note 1)
Loss from continuing operations before taxes	$(25,915)	$(22,185)
Income tax expense computed at statutory federal tax rate	(5,442)	(4,659)
Disallowed expenses and non-taxable income	369	328
Loss surrendered to generate R&D credit	6,169	4,892
Additional research and development tax relief	(4,719)	(3,730)
Stock Compensation	105	—
Change in valuation allowance	2,310	15,260
Foreign items, including change in tax rates, and other	(20)	(181)
Change in UK Tax Rate	(2)	(12,831)
Other foreign items	(3,487)	(2,807)
	$(4,717)	$(3,728)

Significant components of the Company’s deferred tax assets are shown below (in thousands):

	Year Ended December 31,
	2022	2021
		As restated (see Note 1)
Net operating loss and tax credit carryforwards	$53,092	$56,593
Depreciation, amortization and impairment of property and equipment	61	34
Stock options	153	67
Right of use asset	(40)	(32)
Lease liability	40	32
Deferred tax assets	53,306	56,694
Valuation allowance for deferred tax assets	(53,306)	(56,694)
Net deferred tax assets	$—	$—

A valuation allowance has been established, as realization of such assets is uncertain. The Company’s management evaluated the positive and negative evidence bearing upon the realizability of its deferred assets, and has determined that, at present, the Company may not be able to recognize the benefits of the deferred tax assets under the more likely than not criteria. Accordingly, a valuation allowance of approximately $53.3 million has been established at December 31, 2022. The valuation allowance has decreased by approximately $3.3 million in 2022.

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

As of December 31, 2021 and 2022, the Company has federal NOLs of $2.5 million and $3.6 million, respectively. The federal NOLs have an indefinite life. As of December 31, 2021 and 2022, the Company has state NOLs of $21.1 million and $22.1 million, respectively, which will begin to expire in 2028. As of December 31, 2021 and 2022, the Company had foreign NOLs of $218.3 million and $203.0 million, respectively. The Company’s foreign NOL’s do not expire under UK tax law however the use of these NOLs is restricted to an annual £5 million allowance in each standalone company or group and above this allowance, there will be a 50% restriction in the profits that can be covered by losses brought forward.

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

15.   Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Years ended December 31,
	2022	2021
	As restated (see Note 1)	As restated (see Note 1)
Numerator:
Net loss	$(21,198)	$(18,457)
Dividend on convertible exchangeable preferred shares	(201)	(201)
Net loss attributable to common shareholders	$(21,399)	$(18,658)
Deemed dividend on accretion of redeemable common stock	(135)	—
Remaining undistributed loss	(21,534)	(18,658)

	Years ended December 31, 2022		Years ended December 31, 2021
	Common Shareholders	Redeemable Common Shareholders	Common Shareholders	Redeemable Common Shareholders
Allocation of undistributed loss	$(18,872)	$(2,662)	$(18,658)	$-
Deemed dividend on accretion of redeemable common stock		135		-
Net loss attributable to common shareholders	(18,872)	(2,527)	(18,658)	-

Denominator:
Weighted-average number of common shares used in loss per share – basic and diluted	9,864,296	1,391,381	8,926,173	-
Loss per share - basic and diluted	$(1.91)	$(1.82)	$(2.09)	$-
Distributed earnings	—	0.09	—	-
Undistributed loss	(1.91)	(1.91)	(2.09)	-
Net loss per share	$(1.91)	$(1.82)	$(2.09)	$-

	Three And Six Months Ended June 30, 2022 (Unaudited)
	Three Months	Six Months
	As restated (see Note 1)	As restated (see Note 1)
Numerator:
Net loss	$(4,575)	$(8,683)
Dividend on convertible exchangeable preferred shares	(50)	(101)
Net loss attributable to common shareholders	$(4,625)	$(8,784)
Deemed dividend on accretion of redeemable common stock	(33)	(33)
Remaining undistributed loss	(4,658)	(8,817)

	Three Months Ended June 30, 2022 (Unaudited)		Six Months Ended June 30, 2022 (Unaudited)
	Common Shareholders	Redeemable Common Shareholders	Common Shareholders	Redeemable Common Shareholders
Allocation of undistributed loss	$(4,646)	$(12)	$(8,805)	$(12)
Deemed dividend on accretion of redeemable common stock		33		33
Net loss attributable to common shareholders	(4,646)	21	(8,805)	21

Denominator:
Weighted-average number of common shares used in loss per share – basic and diluted	10,109,466	26,623	10,051,622	13,385
Loss per share - basic and diluted	$(0.46)	$0.78	$(0.88)	$1.59
Distributed earnings	—	1.24	—	2.47
Undistributed loss	(0.46)	(0.46)	(0.88)	(0.88)
Net loss per share	$(0.46)	$0.78	$(0.88)	$1.59

	Three And Nine Months Ended September 30, 2022 (Unaudited)
	Three Months	Nine Months
	As restated (see Note 1)	As restated (see Note 1)
Numerator:
Net loss	$(5,096)	$(13,779)
Dividend on convertible exchangeable preferred shares	(50)	(151)
Net loss attributable to common shareholders	$(5,146)	$(13,930)
Deemed dividend on accretion of redeemable common stock	(102)	(135)
Remaining undistributed loss	(5,248)	(14,065)

	Three Months Ended September 30, 2022 (Unaudited)		Nine Months Ended September 30, 2022 (Unaudited)
	Common Shareholders	Redeemable Common Shareholders	Common Shareholders	Redeemable Common Shareholders
Allocation of undistributed loss	$(4,235)	$(1,013)	$(13,040)	$(1,025)
Deemed dividend on accretion of redeemable common stock		102		135
Net loss attributable to common shareholders	(4,235)	(911)	(13,040)	(890)

Denominator:
Weighted-average number of common shares used in loss per share – basic and diluted	9,937,958	2,376,721	10,013,317	809,821
Loss per share - basic and diluted	$(0.43)	$(0.38)	$(1.30)	$(1.10)
Distributed earnings	—	0.04	—	0.17
Undistributed loss	(0.43)	(0.42)	(1.30)	(1.27)
Net loss per share	$(0.43)	$(0.38)	$(1.30)	$(1.10)

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

	December 31,	December 31,
	2022	2021
Stock options	1,610,590	1,099,357
Restricted Stock Units	137,657	18,992
6% convertible exchangeable preferred stock	85	85
Series A preferred stock	6,600	6,600
Series B preferred stock	1,188,725	1,188,725
Common stock warrants	3,234,379	3,234,379
Total shares excluded from calculation	6,178,036	5,548,138

16.  Geographic Information

Geographic information for the years ended December 31, 2021 and 2022 is as follows (in thousands):

	Year Ended December 31,
	2022	2021
		As restated (see Note 1)
Revenue
United Kingdom	$—	$—
Total Revenue	$—	$—
Net loss
United States	$(1,983)	$(1,624)
United Kingdom	(19,215)	(16,833)
Total Net Loss	$(21,198)	$(18,457)

	December 31,
	2022	2021
	As restated (see Note 1)	As restated (see Note 1)
Total Assets
United States	$18,220	$36,144
United Kingdom	9,830	6,992
Total Assets	$28,050	$43,136
Long Lived Assets, net
United States	$—	$—
United Kingdom	32	64
Total Long Lived Assets, net	$32	$64

17. Restatement of Quarterly Financial Information (Restated and Unaudited)

In connection with the restatement explained in Note 1 — “Restatement of Prior Financial Information”, the Company has restated herein its consolidated financial statements at September 30, 2021, March 31, 2022, June 30, 2022, and September 30, 2022 and for each of the three months ended September 30, 2021, March 31, 2022, June 30, 2022, September 30, 2022, and for the six months ended June 30, 2022, and for each of the nine months ended September 30, 2021 and September 30, 2022, in accordance with ASC Topic 250, Accounting Changes and Error Corrections.

The effect of the error corrections are as follows (in thousands, except per share amounts):

	March 31,	(Unaudited)	March 31,
	2022		2022
CONSOLIDATED BALANCE SHEETS	As previously reported	Adjustments	As Restated

ASSETS
Non-current deposits	$2,980	$549	$3,529
Total assets	$39,629	$549	$40,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued and other current liabilities	$3,354	$119	$3,473
Total current liabilities	6,204	119	6,323
Total liabilities	$6,219	$119	$6,338
Accumulated deficit	(389,067)	430	(388,637)
Total stockholders’ equity	33,410	430	33,840
Total liabilities and stockholders’ equity	$39,629	$549	$40,178

		(Unaudited)
	Three Months Ended March 31,
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY	2022		2022
	As previously reported	Adjustments	As Restated
Accumulated Deficit (Balances at March 31, 2022)	$(389,067)	$430	$(388,637)
Total Stockholders' Equity (Balances at March 31, 2022)	$33,410	$430	$33,840

		(Unaudited)
	June 30, 2022		June 30, 2022
CONSOLIDATED BALANCE SHEETS	As previously reported	Adjustments	As Restated

ASSETS
Non-current deposits	$3,060	$549	$3,609
Total assets	$35,346	$549	$35,895
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued and other current liabilities	$2,821	$119	$2,940
Total current liabilities	5,026	119	5,145
Total liabilities	$5,139	$119	$5,258
Temporary Equity	—	1,105	1,105
Common Stock	11	(1)	10
Additional paid-in capital	425,114	(1,104)	424,010
Accumulated deficit	(393,642)	430	(393,212)
Total stockholders’ equity	30,207	(675)	29,532
Total liabilities and stockholders’ equity	$35,346	$549	$35,895

				(Unaudited)
	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2022		2022		2022
CONSOLIDATED STATEMENTS OF INCOME	As previously reported	Adjustments	As Restated		As previously reported	Adjustments	As Restated

Net loss applicable to common shareholders	$(4,625)	$—	(4,625)		$(8,784)	—	(8,784)
Basic and diluted earnings per common share:
Net Loss per share - basic and diluted (common shareholders)	$(0.46)	$—	(0.46)		$(0.87)	$(0.01)	(0.88)
Net Income (Loss) per share - basic and diluted (redeemable common shareholders)	$—	$0.78	0.78		$—	$1.59	1.59

		(Unaudited)
	Three Months And Six Months Ended June 30,
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY	2022		2022
	As previously reported	Adjustments	As Restated
Accumulated Deficit (Balances at December 31, 2021)	$(384,959)	$430	$(384,529)
Total Stockholders' Equity (Balances at December 31, 2021)	37,263	430	37,693
Accumulated Deficit (Balances at March 31, 2022)	$(389,067)	$430	$(388,637)
Total Stockholders' Equity (Balances at March 31, 2022)	33,410	430	33,840
Common Stock Par Value (Reclassification of redeemable common stock)	—	(1)	(1)
Common Stock (Balances at June 30, 2022)	$11	$(1)	$10
Additional Paid-In Capital (Reclassification of redeemable common stock)	—	(1,071)	(1,071)
Additional Paid-In Capital (Accretion of redeemable common stock)	—	(33)	(33)
Additional Paid-In Capital (Balances at June 30, 2022)	$425,114	$(1,104)	$424,010
Accumulated Deficit (Balances at June 30, 2022)	$(393,642)	$430	$(393,212)
Total Stockholders' Equity (Balances at June 30, 2022)	$30,207	$(675)	$29,532

Common Stock No. Shares (Reclassification of redeemable common stock)	—	(798,200)	(798,200)
Common Stock No. Shares (Balance at June 30, 2022)	11,350,289	(798,200)	10,552,089

	September 30,	(Unaudited)	September 30,
	2022		2022
CONSOLIDATED BALANCE SHEETS	As previously reported	Adjustments	As Restated

ASSETS
Non-current deposits	$2,916	$549	$3,465
Total assets	$31,021	$549	$31,570
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued and other current liabilities	$3,370	$119	$3,489
Total current liabilities	4,353	119	4,472
Total liabilities	$4,460	$119	$4,579
Accumulated deficit	(398,738)	430	(398,308)
Total stockholders’ equity	22,067	430	22,497
Total liabilities and stockholders’ equity	$31,021	$549	$31,570

				(Unaudited)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2022		2022		2022
CONSOLIDATED STATEMENTS OF INCOME	As previously reported	Adjustments	As Restated		As previously reported	Adjustments	As Restated

Net loss applicable to common shareholders	$(5,146)	$—	$(5,146)		$(13,930)	$—	$(13,930)
Basic and diluted earnings per common share:
Net Loss per share - basic and diluted (common shareholders)	$(0.42)	$(0.01)	$(0.43)		$(1.29)	$(0.01)	$(1.30)
Net Loss per share - basic and diluted (redeemable common shareholders)	$—	$(0.38)	$(0.38)		$—	$(1.10)	$(1.10)

		(Unaudited)
	Three And Nine Months Ended September 30,
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY	2022		2022
	As previously reported	Adjustments	As Restated
Accumulated Deficit (Balances at December 31, 2021)	$(384,959)	$430	$(384,529)
Total Stockholders' Equity (Balances at December 31, 2021)	$37,263	$430	$37,693
Accumulated Deficit (Balances at March 31, 2022)	(389,067)	430	(388,637)
Total Stockholders' Equity (Balances at March 31, 2022)	$33,410	$430	$33,840
Common Stock (Reclassification of redeemable common stock)	—	(1)	(1)
Common Stock (Balances at June 30, 2022)	$11	$(1)	$10
Additional Paid-In Capital (Reclassification of redeemable common stock)	—	(1,071)	(1,071)
Additional Paid-In Capital (Accretion of redeemable common stock)	—	(33)	(33)
Additional Paid-In Capital (Balances at June 30, 2022)	$425,114	$(1,104)	$424,010
Accumulated Deficit (Balances at June 30, 2022)	$(393,642)	$430	$(393,212)
Total Stockholders' Equity (Balances at June 30, 2022)	$30,207	$(675)	$29,532
Common Stock (Reclassification of redeemable common stock)	1	(1)	—
Common Stock (Reclassification of redeemable common stock)	(3)	2	(1)
Common Stock (Reclassification of redeemable common stock)	—	(1)	(1)
Common Stock (Balances at September 30, 2022)	$9	$—	$9
Additional Paid-In Capital (Issue of common stock At Market, net of expenses)	1,581	(1,581)	—
Additional Paid-In Capital (Reclassification of redeemable common stock)	(4,491)	2,787	(1,704)
Additional Paid-In Capital (Accretion of redeemable common stock)	—	(102)	(102)
Additional Paid-In Capital (Balances at September 30, 2022)	$422,542	$1,104	$422,542
Accumulated Deficit (Balances at September 30, 2022)	$(398,738)	$430	$(398,308)
Total Stockholders' Equity (Balances at September 30, 2022)	$22,067	$430	$22,497

Common Stock No. Shares (Reclassification of redeemable common stock)	—	(798,200)	(798,200)
Common Stock No. Shares (Issue of AT Market common stock)	1,188,900	(1,188,900)	—
Common Stock No. Shares (Reclassification of redeemable common stock)	(3,117,100)	1,987,100	(1,130,000)
Common Stock No. Shares (Balance at September 30, 2022)	9,422,089	—	9,422,089

	September 30,	(Unaudited)	September 30,
	2021		2021
CONSOLIDATED BALANCE SHEETS	As previously reported	Adjustments	As Restated

ASSETS
Non-current deposits	$1,509	$294	$1,803
Total assets	$44,999	$294	$45,293
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued and other current liabilities	$2,076	$64	$2,140
Total current liabilities	3,591	64	3,655
Total liabilities	$3,635	$64	$3,699
Accumulated deficit	(379,664)	230	(379,434)
Total stockholders’ equity	41,364	230	41,594
Total liabilities and stockholders’ equity	$44,999	$294	$45,293

				(Unaudited)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2021		2021		2021
CONSOLIDATED STATEMENTS OF INCOME	As previously reported	Adjustments	As Restated		As previously reported	Adjustments	As Restated

Operating expenses:
Research and development	$4,217	$(294)	$3,923		$10,884	$(294)	$10,590
Total operating expenses	5,998	(294)	5,704		16,404	(294)	16,110
Operating loss	(5,998)	294	(5,704)		(16,404)	294	(16,110)
Loss before taxes	(5,985)	294	(5,691)		(16,243)	294	(15,949)
Income tax benefit	998	(64)	934		2,650	(64)	2,586
Net loss	(4,987)	230	(4,757)		(13,593)	230	(13,363)
Net loss applicable to common shareholders	$(5,037)	$230	$(4,807)		$(13,744)	$230	$(13,514)
Basic and diluted earnings per common share:
Net loss per share – basic and diluted	$(0.54)	$0.03	$(0.51)		$(1.60)	$0.02	$(1.58)

				(Unaudited)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2021		2021		2021
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS	As previously reported	Adjustments	As Restated		As previously reported	Adjustments	As Restated

Net loss	$(4,987)	$230	$(4,757)		$(13,593)	$230	$(13,363)
Comprehensive loss	$(5,082)	$230	$(4,852)		$(13,600)	$230	$(13,370)

		(Unaudited)
	Three Months Ended September 30,
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY	2021		2021
	As previously reported	Adjustments	As Restated
Accumulated Deficit (Loss for the period)	$(4,987)	$230	$(4,757)
Accumulated Deficit (Balances at September 30, 2021)	$(379,664)	$230	$(379,434)
Total Stockholders' Equity (Balances at September 30, 2021)	$41,364	$230	$41,594

		(Unaudited)
	Nine Months Ended September 30,
	2021		2021
CONSOLIDATED STATEMENTS OF CASH FLOWS	As previously reported	Adjustments	As Restated

Operating activities:
Net loss	$(13,593)	$230	$(13,363)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,655)	294	(2,361)
Accounts payable, accrued and other current liabilities	1,195	64	1,259

With respect to the consolidated statements of cash flows for 2022 and 2021, all adjustments are to line items within operating cash flows and there was no impact to the subtotal of operating, investing or financing cash flows for such periods.

18.  Subsequent Events

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

Pursuant to this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in internal control over financial reporting.

(b) Management’s Annual Report on Internal Control Over Financial Reporting (restated):

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. At the time that the Original 10-K was filed on March 8, 2023, management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level. Subsequent to that evaluation, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that the material weaknesses described below existed as of December 31, 2022. As a result, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by COSO. Accordingly, management has restated its annual report on internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis. Management has identified material weaknesses in our internal control over financial reporting associated with the design of our controls over the accounting treatment of contractually required deposits and the accounting treatment for complex non-routine equity transactions. Specifically, the Company did not effectively design controls to properly account for contractually required deposits and complex non-routine equity transactions. This control deficiency resulted in, among other things, errors to the following as of and for the years ended December 31, 2022 and 2021.

●	An overstatement of operating loss of $549,000 for the year ended December 31, 2021
●	An overstatement of research and development tax credits of $119,000 for the year ended December 31, 2021
●	An understatement of non-current deposits of $549,000 for the years ended December 31, 2021 and 2022.
●	An overstatement of research and development tax receivable of $119,000 for the years ended December 31, 2021 and 2022.
●	An understatement of 798,200 shares subject to potential rescission rights with a redemption value of 1,105,507 in the second quarter of 2022.
●	The non recognition within earnings per share calculations of $135,000 fees paid in connection with shares subject to rescission rights which should have been accounted for as accretion.

In connection with the disclosure above relating to prior period adjustments as set forth in Note 1 to our consolidated financial statements, the Company has concluded that such earlier reporting reflected a material weakness. After discovery of the errors, the Company has re-evaluated its controls and is in the process of implementing additional financial and accounting controls and review procedures to prevent a recurrence of such errors.

Remediation Plan

Our ongoing remediation efforts related to the above include the following actions:

●	we have expanded available resources of experienced operational personnel providing qualitative review procedures of third party vendor invoices;
●	we are designing and implementing additional monitoring controls necessary to detect incorrect billing and allocation of invoices received from third parties;
●	we have implemented more frequent meetings with key vendors specifically for financial and accounting matters;
●	we are engaging third parties to support the Company in the evaluation and treatment of complex non-routine equity transactions;
●	we are performing a regular review with the Company’s legal counsel to ensure all registration statements are current to prevent the sale of unregistered shares.

This remediation process is currently ongoing and cannot be considered complete at this time. There can be no assurance that we will be successful in remediating the material weaknesses. We plan to continue to assess internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters as they are identified. Notwithstanding the identified material weaknesses, we have concluded that the restated consolidated financial statements in this Annual Report on Form 10 K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

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

4.7	Form of Pre-Funded Warrant (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on April 24, 2020, and incorporated herein by reference).
4.8	Form of Common Warrant (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on April 24, 2020, and incorporated herein by reference).
4.9	Form of Warrant (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 22, 2020, and incorporated herein by reference).
4.10***	Description of Securities.
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

10.16*	Form of Indemnification Agreement for directors.
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

*	Filed herewith.
**	Furnished herewith.
***	Filed as an exhibit to the Original Filing, filed with the SEC on March 8, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.
Date: November 28, 2023	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer & Executive Vice President, Finance
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Spiro Rombotis	President & Chief Executive Officer	November 28, 2023
Spiro Rombotis	(Principal Executive Officer) and Director

/s/ Paul McBarron	Chief Operating Officer, Chief Financial	November 28, 2023
Paul McBarron	Officer & Executive Vice President, Finance
(Principal Financial and Accounting Officer) and Director

/s/ Dr. Christopher Henney	Chairman	November 28, 2023
Dr. Christopher Henney

/s/ Dr. Robert Spiegel	Vice Chairman	November 28, 2023
Dr. Robert Spiegel

/s/ Dr. Samuel L. Barker	Director	November 28, 2023
Dr. Samuel L. Barker

/s/ Kenneth Ferguson	Director	November 28, 2023
Kenneth Ferguson

/s/ Dr. Brian Schwartz	Director	November 28, 2023
Dr. Brian Schwartz

/s/ Karin L. Walker	Director	November 28, 2023
Karin L. Walker