Form 10-K
period 2023-12-31
Cyclacel Pharmaceuticals, Inc.
filed 2024-03-21
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), as of June 30, 2023 (based upon the closing sale price of $8.84 of such shares on The NASDAQ Capital Market on June 30, 2023), the last business day of the registrant’s most recently completed second fiscal quarter, was $5,622,362.

As of March 15, 2024, there were 1,318,257 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following document (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s definitive proxy statement for the 2024 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

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

General

We are a clinical-stage biopharmaceutical company working to develop innovative cancer medicines based on cell cycle, transcriptional regulation, epigenetics and mitosis biology. We are a pioneer company in the field of cancer cell cycle biology with a vision to improve patient healthcare by translating insights in cancer biology into medicines that can overcome resistance and ultimately increase a patient’s overall survival.

The transcriptional regulation program is evaluating fadraciclib, a CDK2/9 inhibitor, in solid tumors and hematological malignancies. The epigenetic/anti-mitotic program is evaluating plogosertib, a PLK1 inhibitor, in solid tumors and hematological malignancies. Our strategy is to build a diversified biopharmaceutical business based on a pipeline of novel drug candidates addressing oncology and hematology indications.

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

Clinical Development Pipeline

Our pipeline of innovative medicines aims to provide safe and effective anticancer treatment options to patients combined with the convenience of oral administration. Our preclinical and clinical studies suggests that daily dosing by the oral route is a preferred strategy for both our drugs. We also conducted certain early clinical studies using i.v. administration. The aim of the current streamlined studies is to assess safety and identify signals of clinical activity which may lead to registration-enabling outcomes.

The following table summarizes our current development programs:

PROGRAM	INDICATION	PHASE
Transcriptional Regulation
Fadraciclib CDK inhibitor (oral)	Solid tumors – multiple cohorts defined by tumor histology and a basket cohort	Phase 1/2 to achieve proof of concept
Mitosis Regulation
Plogosertib PLK inhibitor (oral)	Solid tumors – multiple cohorts defined by tumor histology and a basket cohort	Phase 1/2 to achieve proof of concept #

CDK: cyclin-dependent kinase; PLK: polo-like kinase. # Study to resume recruitment following introduction of new oral formulation.

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

Pharmacological inhibition of the CDK2/9 isoforms, by medicines like fadraciclib, has been shown to have potent anticancer effects in preclinical and clinical studies against certain cancer types, including some that are resistant to approved treatments. It is hoped that treatment with fadraciclib will result in clinically relevant, tumor cell death in patients with selected cancer types. Fadraciclib inhibits CDK2, which is activated by Cyclin E, an oncogene to which cancer cells become addicted and CDK9 which regulates transcription of certain genes through phosphorylation of RNA polymerase II . We believe that CDK2 and CDK9 inhibition together may be superior to CDK2 or CDK9 inhibition alone.

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

Fadraciclib mechanism and potential biomarkers:

●	CDK2/cyclin E drives cell cycle transition:
o	The cyclin dependent kinase inhibitor 2A (CDKN2A) gene encodes two tumor suppressor proteins p16INK4A and p14ARF. p16INK4A inhbits the activity of CDK4/6 and p14ARF inhibits MDM2-mediated degradation of p53. CDKN2A gene mutations or deletions can lead to decreased function of p16INK4A and p14ARF and are associated with cancer development. Loss of CDK4/6 inhibition by p16INK4A can dysregulate G1 phase cell cycle control which could be restored via CDK2 inhibition. For example, in CDKN2A mutant cancer cells activity of the approved CDK4/6 inhibitor drug abemaciclib is limited by CDK2 bypass of CDK4/6i (Gong, Cancer Cell 2017). Loss of p53 activation by p14ARF also contributes to cancer development, and may be countered by suppressing MDM2 expression via CDK9 inhibition.
o	The cyclin dependent kinase inhibitor 2B (CDKN2B) gene encodes p15 INK4B and inhibits the activity of CDK4/6. Loss of function of CDKN2B can lead to potentially uncontrolled cell cycle progression which can lead to tumor growth.
o	Hypothesis generating data from fadraciclib Phase 1 studies suggest that CDKN2A and/or CDKN2B abnormalities are potential cancer vulnerabilities which can be exploited by a CDK2/9 inhibitor, like fadraciclib. We intend to test this hypothesis in patient cohorts during the proof of concept stage of our Phase 1/2 CYC065-101 study.
●	CDK9/cyclin T regulates transcription of certain genes through phosphorylation of RNA polymerase II C-terminal domain Ser2. MCL1 mRNA and protein are labile (turn over rapidly). Transient blocking of CDK9-dependent transcription leads quickly to loss of MCL1 protein, resulting in apoptosis in MCL1-dependent cancer cells. Labile proteins rapidly depleted by short exposure to a CDK2/9 inhibitor, such as fadraciclib, include MCL1, MYCN, MYC, MYB, BCL2A1 and MDM2.
o	MCL1 is overexpressed in many types of cancer acting as a survival and drug resistance mechanism.
o	MYC proto-oncogenes encode MYC family proteins which are overexpressed in over 50% of human cancers often via gene amplification. MYC proteins are transcriptional regulators which promote cancer cell growth and survival by increasing the expression of target genes involved in cell metabolism and growth.
o	Multiple studies show that knockdown of MCL1 and/or MYC lead to cancer cell death and resensitization to drug treatment.

Clinical development

Solid tumors

Phase 1/2 Study in advanced solid tumors and lymphomas (CYC065-101, dosed orally, NCT04983810)

The ongoing study is an open-label, multicenter, Phase 1/2 registration-directed trial using a streamlined design. Phase 1 explores both schedule and escalating doses of oral fadraciclib as a single-agent in a 28-day cycle with a primary objective of identifying maximum tolerated dose or MTD and/or the recommended Phase 2 dose or RP2D. Once RP2D has been established, the trial will immediately enter proof-of-concept, cohort stage, using a Simon 2-stage design, where single agent fadraciclib will be administered to patients in up to eight cohorts defined by histology or molecular subtype thought to be sensitive to the drug’s mechanism of action and informed by the clinical activity of fadraciclib in previous studies. The cohorts are expected to include patients with breast cancer (selected for metastatic, hormone receptor positive, HER-2 negative, post-CDK4/6 inhibitor; HER-2 refractory; or triple negative), colorectal (including KRAS mutant), endometrial, hepatobiliary, ovarian cancers, and certain lymphomas. An additional basket cohort will enroll patients with mechanistically relevant biomarkers, including CDKN2A and/or CDKN2B mutation or deletion, MCL1, MYC and/or cyclin E overexpression or amplification, regardless of histology. The protocol allows for expansion of a cohort based on exceeding certain futility criteria. The primary objective of Phase 2 is to achieve proof of concept and determine preliminary efficacy by overall response rate. Safety, pharmacokinetics and efficacy will be investigated for all subjects. Exploratory objectives are to investigate clinical pharmacodynamics and pharmacogenomics of fadraciclib.

Encouraging preliminary data from the study were presented during a poster presentation at the 34th EORTC-NCI-AACR (ENA) Symposium on Molecular Targets and Cancer Therapeutics. At our R&D Day on October 31, 2022, a principal investigator from Seoul National University Hospital showed preclinical data demonstrating sensitivity to fadra in biliary tract and pancreatic cancer cells obtained from patient specimens.

In the 065-101 study of oral fadraciclib, CDK2/9 inhibitor, a total of 47 patients have been dosed to date as monotherapy through six dose levels, of which 33 are evaluable for efficacy. Dose limiting toxicities of nausea and hyperglycemia were observed, which were controlled after dose interruption, with blood glucose levels returning to normal range after treatment.

Dose level 5 (100mg twice daily for 5 days per week, 4 out of 4 weeks) was the maximally tolerated dose (MTD) per protocol for the twice daily schedule and is safe for continued development.

Evaluation of once daily dosing at dose level 6B (150mg once daily for 7 days per week, 4 out of 4 weeks) continues accrual with two patients treated.

To date, single agent activity, including complete response, partial response and stable disease, has been observed in certain patients with advanced endometrial, squamous non-small cell lung cancer and T-cell lymphoma. Encouraging signals of activity were also observed in certain patients with advanced cervical, hepatocellular, ovarian and pancreatic cancers. Fadraciclib tablets can be given orally with repeat dosing which has led to transient suppression of anti-apoptosis proteins with generally good tolerability and no Grade 3 or higher hematological toxicity in the first cycle. We believe that fadraciclib’s inhibition of CDK2 and CDK9 may be superior to inhibiting either CDK2 or CDK9 alone.

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

Leukemias

Phase 1/2 study in hematological malignancies (CYC065-102, dosed orally, NCT05168904)

This is an open-label, multicenter, Phase 1/2 registration-directed trial using a streamlined design. Phase 1 explores both schedule and escalating doses of oral fadraciclib as a single-agent in a 28-day cycle with a primary objective of identifying MTD and/or the RP2D. Once RP2D has been established, the trial will immediately enter proof-of-concept, cohort stage, using a Simon 2-stage design. Oral fadraciclib, both as a single agent and in combinations, will be administered to patients in up to seven cohorts relevant to the drug’s mechanism of action and informed by the clinical activity of fadraciclib in previous studies. 14 patients have been enrolled in this study through five dose levels. The study is not currently recruiting.

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

Researchers led by Frank McCormick, PhD of University of California San Francisco and NCI’s Frederick National Lab for Cancer Research reported that overactive KRAS mutants are impeded by CDK9 inhibition (Lai LP, et al, SLAS Discovery 2021). These data expand on previous publications which report that dual CDK2/9 inhibition is an optimal strategy to treat colorectal cancer (Somarelli JA, et al, Mol Cancer Ther, 2020), that KRAS mutant pancreatic cancer is sensitive to CDK9 inhibition (Blake DR, et al, Science Signalling, 2019), and that fadraciclib showed efficacy against KRAS mutant lung cancer in preclinical PDX models (Kawakami M, et al J Natl Cancer Inst, 2017). Collectively these publications suggest the potential for the therapeutic use of fadraciclib in KRAS-mutated cancers, including colorectal, lung and pancreatic.

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

Plogosertib is a novel, small molecule, selective, PLK1 inhibitor which has demonstrated an epigenetic mechanism, potent and selective target inhibition (PLK1 IC50 approximately 3 nM) and impressive efficacy in human tumor xenografts at non-toxic doses. Plogosertib has improved pharmaceutical properties over earlier, clinical stage, PLK inhibitors. Our translational biology program supports the development of plogosertib in solid tumor and hematological malignancy indications.

Clinical development

Phase 1/2 Study in advanced solid tumors and lymphomas (CYC140-101, orally dosed)

Similar to fadraciclib, this ongoing open-label Phase 1/2 registration-directed trial uses a streamlined design and seeks to first determine in a dose escalation stage the RP2D for single-agent plogosertib. Once RP2D has been established, the trial will immediately enter into proof-of-concept, cohort stage, using a Simon 2-stage design. In this stage plogosertib will be administered to patients in up to seven mechanistically relevant cohorts including patients with bladder, breast, colorectal (including KRAS mutant), hepatocellular and biliary tract, and lung cancers (both small cell and non-small cell), as well as lymphomas. An additional basket cohort will enroll patients with biomarkers relevant to the drug’s mechanism, including MYC amplified tumors. The protocol allows for expansion of individual cohorts based on response which may allow acceleration of the clinical development and registration plan for plogosertib. Fifteen patients have been treated at the first five dose escalation levels with no dose limiting toxicities observed. A new oral formulation of plogosertib is under development and further patients will be recruited to this study when the new formulation becomes available.

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

Business Strategy

We plan to continue to build a diversified biopharmaceutical business focused on hematology and oncology based on a pipeline of novel drug candidates and utilizing our area of historical expertise in cancer cell cycle and mitosis biological mechanisms. Our clinical development strategy is focused on two ongoing programs in transcriptional regulation and epigenetics/mitosis control biology. We have retained worldwide rights to commercialize fadraciclib and plogosertib.

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

Licenses

Some of our programs are based on technology licensed from others. Our breach of an existing license or failure to obtain a license to technology required to develop, test and commercialize our products may seriously harm our business. In March 2023 we terminated our license agreement with Daiichi Sankyo Co., Ltd. for patents and patent applications covering sapacitabine for commercial reasons.

Patents and Proprietary Technology

Patents and Proprietary Rights

We own 14 patents granted in the United States, 5 granted by the European Patent Office, or EPO, and 30 granted in other countries worldwide. In addition, we have a license to 11 patents granted in the US, by the EPO or worldwide.

We have 3 patent applications pending in the United States, 4 before the EPO and 25 pending patent applications in other countries. No assurances can be given that any patents will be issued with respect to the pending applications, nor that the claims will provide equivalent coverage in all jurisdictions.

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

Manufacturing

We have no in-house manufacturing capabilities and have no current plans to establish manufacturing facilities for significant clinical or commercial production. We have no direct experience in manufacturing commercial quantities of any of our products, and we currently lack the resources or capability to manufacture any of our products on a clinical or commercial scale. As a result, we are dependent on corporate partners, licensees or other third parties for the manufacturing of clinical (and eventually commercial) scale quantities of all of our products. We believe that this strategy will enable us to direct operational and financial resources to the development of our product candidates rather than diverting resources to establishing a manufacturing infrastructure.

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

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for our product candidates must meet applicable cGMP requirements to the FDA's or comparable foreign regulatory authorities' satisfaction before any product is approved and our commercial products can be manufactured. We rely, and expect to continue to rely, on third parties for the production of clinical (and ultimately commercial) quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic prescheduled or unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Future inspections by the FDA and other regulatory agencies may identify compliance issues at the facilities of our CMOs that may disrupt production or distribution or require substantial resources to correct. In addition, the discovery of conditions that violate these rules, including failure to conform to cGMPs, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including voluntary recall and regulatory sanctions as described below.

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

We expect that future changes or additions to the ACA, the Medicare and Medicaid programs and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the United States.

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

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Notably, on December 20, 2019, the Further Consolidated Appropriations Act for 2020 was signed into law (P.L. 116-94) that includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 (the CREATES Act). The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. Because generic and biosimilar product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic and biosimilar products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic and biosimilar product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown.

In August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. In addition to the IRA’s drug price negotiation provisions, Executive Order 14087, issued in October 2022, called for the CMS innovation center to prepare and submit a report to the White House on potential payment and delivery modes that would complement to IRA, lower drug costs, and promote access to innovative drugs. As of February 3, 2023 the report had not been released but it is expected to further inform the current Administration’s priorities and activities in this area.

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

A large number of drug candidates are in development for the treatment of leukemia and lymphomas, MDS, gastrointestinal, genitourinary, gynecological and thoracic cancers and other advanced solid tumors. Several biopharmaceutical companies have CDK inhibitors in clinical trials including Allorion Therapeutics, Amgen, AstraZeneca, Blueprint, Carrick, Dainippon Sumitomo, Eli Lilly, G1 Therapeutics, Incyclix Bio, Incyte, Kronos Bio, MEI Pharma, Merck, Novartis, Otsuka, Pfizer, Prelude, Servier, Syros, Tiziana and Vincerx. Cardiff Oncology has a PLK1 inhibitor in clinical trials and we believe that Arbutus, Boehringer Ingelheim, GlaxoSmithKline, Merck, Onconova, and Takeda have been and may continue to be evaluating PLK inhibitors for hemato-oncology indications. Several companies are pursuing discovery and research activities in each of the other areas that are the subject of our research and drug development programs.

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

Legal Proceedings

From time to time, we may be involved in routine litigation incidental to the conduct of our business. As of December 31, 2023, we were not party to any material legal proceedings.

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

We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of research subjects to participate in these trials. In particular, for some diseases and conditions we are or will be focusing on, our pool of suitable patients may be smaller and more selective and our ability to enroll a sufficient number of suitable patients may be limited or take longer than anticipated. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates, and volunteers or patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates.

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

For most purposes, however, the biomarkers we are currently evaluating have not been scientifically validated. If our understanding and use of biomarkers is inaccurate or flawed, or if our reliance on them is otherwise misplaced, then we will not only fail to realize any benefits from using biomarkers but may also be led to invest time and financial resources inefficiently in attempting to develop inappropriate drug candidates. For example, there is no assurance that exploiting CDKN2A and/or CDKN2B abnormalities with fadraciclib will result in clinical benefit for patients or lead to regulatory approval.

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

The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are, and will remain, subject to extensive regulation by the FDA in the United States and by the respective regulatory authorities in other countries where regulations differ. We are not permitted to market our product candidates in the United States until we receive the respective approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from the respective regulatory authorities in such countries. The time required to obtain approval, if any, by the FDA, EMA and comparable foreign authorities is unpredictable, but typically takes many years following the commencement of clinical trials, if approval is obtained at all, and depends upon numerous factors, including the substantial discretion of the regulatory authorities and the type, complexity and novelty of the product candidates involved. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical studies or clinical trials. We have not submitted a marketing application such as an NDA to the FDA, an MAA to the EMA or any similar application to any other jurisdiction. We have limited experience in planning and conducting the clinical trials required for marketing approvals, and we have relied, and expect to continue to rely on third-party CROs to assist us in this process. Obtaining marketing approval requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and effiveness. Securing marketing approval also requires the submission of information about the product manufacturing process, and in many cases the inspection of manufacturing, processing and packaging facilities by the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use, or there may be deficiencies in cGMP compliance by us or by our contract manufacturers that could result in the candidate not being approved. Moreover, we have not obtained regulatory approval for any drug candidate in any jurisdiction and it is possible that none of our existing drug candidates or any drug candidates we may seek to develop in the future will ever obtain regulatory approval.

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

Failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters or other enforcement-related letters or clinical holds on post-approval clinical trials;
●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
●	product seizure or detention, or refusal to permit the import or export of products;
●	injunctions or the imposition of civil or criminal penalties; and
●	consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs; or mandated modification of promotional materials and labeling and the issuance of corrective information.

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

Our future product candidates for which we obtain approval may face competition sooner than anticipated.

Even if we are successful in achieving regulatory approval to commercialize a product candidate ahead of our competitors, our future pharmaceutical products may face direct competition from generic and other follow-on drug products. Any of our product candidates that may achieve regulatory approval in the future may face competition from follow-on products earlier or more aggressively than anticipated, depending upon how well such approved products perform in the U.S. prescription drug market. Our ability to compete may also be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products.

The Hatch-Waxman Amendments to the FDCA authorized the FDA to approve generic drugs that are the same as drugs previously approved for marketing under the NDA provisions of the statute pursuant to ANDAs and, in addition, created the Section 505(b)(2) NDA pathway. An ANDA relies on the preclinical and clinical testing conducted for a previously approved reference listed drug and must demonstrate to the FDA that the generic drug product is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug and also that it is “bioequivalent” to the reference listed drug. In contrast, Section 505(b)(2) enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy data for an existing product, or published literature, in support of its application. Section 505(b)(2) provides an alternate path to FDA approval for new or improved formulations or new uses of previously approved products; for example, a follow-on applicant may be seeking approval to market a previously approved drug for new indications or for a new patient population that would require new clinical data to demonstrate safety or effectiveness. Such products, if approved and depending upon the scope of the changes made to the reference drug, may also compete with any product candidates for which we receive approval.

The FDA is prohibited by statute from approving an ANDA or 505(b)(2) NDA when certain marketing or data exclusivity protections apply to the reference listed drug. However, if any competitor or third party is able to demonstrate bioequivalence without infringing our patents, then such competitor or third party may then be able to gain approval of an ANDA and introduce a competing generic product onto the market.

Furthermore, the CREATES Act established a private cause of action that permits a generic product developer to sue the brand manufacturer to compel it to furnish necessary samples of an RLD on “commercially reasonable, market-based terms.” If generic developers request samples of any product candidates for which we receive marketing approval in order to conduct comparative testing to support one or more ANDAs for a generic version of our products, and we refuse any such request, we may be subject to litigation under the CREATES Act. Although lawsuits have been filed under the CREATES Act since its enactment, those lawsuits have settled privately; therefore, to date, no federal court has reviewed or opined on the statutory language and there continues to be uncertainty regarding the scope and application of the law.

We cannot predict the interest of potential follow-on competitors or how quickly others may seek to come to market with competing products, whether approved as a direct ANDA competitor or as a Section 505(b)(2) NDA referencing one of our future product candidates. If the FDA approves generic versions of any of our products in the future, should they be approved for commercial marketing, such competitive products may be able to immediately compete with us in each indication for which our product has received approval, which could negatively impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on our investments.

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

We are experiencing an increasingly tight and competitive labor market and could face unforeseen challenges in the availability of labor, such as we have experienced since the outbreak of COVID-19. A sustained labor shortage or increased turnover rates within our employee base as a result of general macroeconomic factors have led and in the future could lead to increased costs, such as increased overtime to meet demand and increased wages to attract and retain employees. We have also been negatively affected and could continue to be negatively affected by labor shortages or constraints experienced by our partners. Failure to achieve and maintain a diverse workforce and leadership team, compensate our employees competitively and fairly, maintain a safe and inclusive environment or promote the well-being of our employees could affect our reputation and also result in lower performance and an inability to retain valuable employees.

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

We expect that future changes or additions to the ACA, the Medicare and Medicaid programs and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the United States.

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

Most recently, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. Additional state and federal health care reform measures are expected to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services, which could result in reduced demand for certain biopharmaceutical products or additional pricing pressures.

In addition to the IRA’s drug price negotiation provisions, President Biden’s Executive Order 14087, issued in October 2022, called for the CMS Innovation Center to prepare and submit a report to the White House on potential payment and delivery modes that would complement to IRA, lower drug costs, and promote access to innovative drugs. In February 2023, CMS published its report which described three potential models focusing on affordability, accessibility and feasibility of implementation for further testing by the CMS Innovation Center. As of February 2024, the CMS Innovation Center continues to test the proposed models and has started to roll out plans for access model testing of certain product types (e.g., cell and gene therapies) by states and manufacturers.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, California requires pharmaceutical manufacturers to notify certain purchasers, including health insurers and government health plans at least 60 days before any scheduled increase in the wholesale acquisition cost (WAC), of their product if the increase exceeds 16%, and further requires pharmaceutical manufacturers to explain whether a change or improvement in the product necessitates such an increase. Similarly, Vermont requires pharmaceutical manufacturers to disclose price information on certain prescription drugs, and to provide notification to the state if introducing a new drug with a WAC in excess of the Medicare Part D specialty drug threshold. In addition, in recent years, several states have formed prescription drug affordability boards (PDABs). Much like the IRA’s drug price negotiation program, these PDABs have attempted to implement upper payment limits (UPLs) on drugs sold in their respective states in both public and commercial health plans. For example, in August 2023, Colorado’s PDAB announced a list of five prescription drugs that would undergo an affordability review. The effects of these efforts remain uncertain pending the outcomes of several federal lawsuits challenging state authority to regulate prescription drug payment limits.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician payments sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

●	The federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;
●	Federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other government payors that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology and Clinical Health Act, and its implementing regulations, which imposes specified requirements relating to the privacy, security, and transmission of individually identifiable health information;
●	The federal physician payments sunshine requirements under the ACA require manufacturers of drugs, devices, biologics, and medical supplies to report annually to the CMS information related to payments and other transfers of value to physicians, certain advanced non-physician healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members; and
●	State law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including governmental and private payors, to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws. For example, the ACA, among other things, amended the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. Moreover, the ACA provides that the U.S. government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

We may be subject to, or may in the future become subject to, U.S. federal and state, and international laws and regulations imposing obligations on how we collect, use, disclose, store and process personal information. Our actual or perceived failure to comply with such obligations could result in liability or reputational harm and could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.

In many activities, including the conduct of clinical trials, we are subject to laws and regulations governing data privacy and the protection of health-related and other personal information. The regulatory framework for collecting, using, safeguarding, sharing, transfering and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The withdrawal of the United Kingdom from the European Union and the subsequent separation of the data protection regimes of these territories means we are required to comply with separate data protection laws in the European Union and the United Kingdom, which may lead to additional compliance costs and could increase our overall risk. Similar laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the General Data Protection Regulation, or GDPR, which took effect across all Member States of the European Economic Area, or EEA, on May 25, 2018, and as still in effect in the United Kingdom as the UK GDPR. On June 28, 2021, the EU Commission adopted decisions on the UK’s adequacy under the EU GDRP, and the UK continues to operate under this adequacy decision. The GDPR imposed a broad data protection framework that expanded the scope of EU and UK data protection law, including to non-EU and non-UK entities meeting the jurisdictional requirements that process, or control the processing of, personal data relating to individuals located in the EU or UK, including clinical trial data. The GDPR sets out a number of requirements for controllers and/or processors, as applicable, that must be complied with when handling the personal data of EU or UK based data subjects, including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g., access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; and a new mandatory data breach regime. In particular, medical or health data, genetic data and biometric data are all classified as “special category” data under the GDPR and afford greater protection and require additional compliance obligations. Further, the UK and EU member states have a broad right to impose additional conditions—including restrictions—on these data categories. This is because the GDPR allows EU member states to derogate from the requirements of the GDPR mainly in regard to specific processing situations (including special category data and processing for scientific or statistical purposes). We must comply with laws and regulations associated with the international transfer of personal data based on the location in which the personal data originates and the location in which it is processed and/or controlled. Although there are legal mechanisms to facilitate the transfer of personal data from the UK, EEA, and Switzerland to the United States, the decision of the Court of Justice of the EU (CJEU) that invalidated the safe harbor framework has increased uncertainty around compliance with EU privacy law requirements. As a result of the decision, it was no longer possible to rely on safe harbor certification as a legal basis for the transfer of personal data from the European Union to entities in the United States. However, on July 10, 2023, the European Commission adopted an adequacy decision for a new mechanism for transferring data from the EU to the United States – the EU-U.S. Data Privacy Framework, which provides EU individuals with several new rights, including the right to obtain access to their data, or obtain correction or deletion of incorrect or unlawfully handled data. That being said, we have not yet self-certified under the Data Privacy Framework. The GDPR only permits exports of personal data outside of the EU to “non-adequate” countries where there is a suitable data transfer mechanism in place to safeguard personal data (e.g., the EU Commission approved Standard Contractual Clauses or certification under the newly-adopted Data Privacy Framework). On July 16, 2020, the Court of Justice of the EU, or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18) (Schrems II). This decision calls into question certain data transfer mechanisms as between the EU member states and the U.S. The CJEU is the highest court in Europe and the Schrems II decision heightened the burden to assess U.S. national security laws on their business, and future actions of EU data protection authorities are difficult to predict at this time. While the newly-adopted Data Privacy Framework was meant to address the concerns raised by the CJEU in Schrems II, it will likely be subject to future legal challenges. Consequently, there is some risk of any data transfers from the EU being halted. If we have to rely on third parties to carry out services for us, including processing personal data on our behalf, we are required under GDPR to enter into contractual arrangements to flow down or help ensure that these third parties only process such data according to our instructions and have sufficient security measures in place. Any security breach or non-compliance with our contractual terms or breach of applicable law by such third parties could result in enforcement actions, litigation, fines and penalties or adverse publicity and could cause customers to lose trust in us, which would have an adverse impact on our reputation and business. Any contractual arrangements requiring the processing of personal data from the EU to us in the U.S. will require greater scrutiny and assessments as required under Schrems II and may have an adverse impact on cross-border transfers of personal data or increase costs of compliance. The GDPR provides an enforcement authority to impose large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Some customers or other service providers may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make. This could lead to the loss of current or prospective customers or other business relationships.

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

Numerous foreign, federal and state laws and regulations govern collection, dissemination, use and confidentiality of personally identifiable health information, including state privacy and confidentiality laws (including state laws requiring disclosure of breaches); federal and state consumer protection and employment laws; HIPAA; and European and other international data protection laws. These laws and regulations are increasing in complexity and number, may change frequently and sometimes conflict.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), establishes a set of U.S. national privacy and security standards for the protection of individually identifiable health information, including protected health information, or PHI, by health plans, certain healthcare clearinghouses and healthcare providers that submit certain covered transactions electronically, or covered entities, and their “business associates,” which are persons or entities that perform certain services for, or on behalf of, a covered entity that involve creating, receiving, maintaining or transmitting PHI. While we are not currently a covered entity or business associate under HIPAA, we may receive identifiable information from these entities. Failure to receive this information properly could subject us to HIPAA’s criminal penalties, which may include fines up to $50,000 per violation and/or imprisonment. In addition, responding to government investigations regarding alleged violations of these and other laws and regulations, even if ultimately concluded with no findings of violations or no penalties imposed, can consume company resources and impact our business and, if public, harm our reputation.

In the United States, various federal and state regulators, including governmental agencies like the Federal Trade Commission, have promulgated, or are considering promulgating, regulations concerning personal information and data securityIn addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition, The California Consumer Privacy Act (“CCPA”) went into effect January 1, 2020, and is one of the most restrictive state privacy laws, protecting a wide variety of personal information and granting significant rights to California residents with respect to their personal information. Regulations under CCPA have been modified several times, and continue to be modified. Additionally, a new privacy law, the California Privacy Rights Act, (“CPRA”) was approved by California voters in the election of November 3, 2020 and went into effect in January of 2023. The CPRA modified the CCPA significantly, and may result in further uncertainty, additional costs and expenses stemming from efforts to comply with this law, and increases the potential for harm and liability for failure to comply. Among other things, the CPRA established a new regulatory authority, the California Privacy Protection Agency, which is enacting new regulations and has expanded enforcement authority. Other states have implemented similar laws protecting identifiable health and personal information, and most such laws differ from each other in significant ways and may not be preempted by HIPAA, thus complicating compliance efforts. In addition, various states, such as California, Colorado, Connecticut, New Jersey, Delaware, Utah, Virginia, Oregon, Indiana, Iowa, Tennessee, Montana, Florida and Texas , have implemented similar privacy laws and regulations.

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

We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, and we may never achieve profitability. As of December 31, 2022 and December 31, 2023, our accumulated deficit was $405.7 million and $428.3 million, respectively. Our net loss was $21.2 million and $22.5 million for the years ended December 31, 2022 and 2023, respectively. Our drug candidates are in the early- to mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years as we continue our research and development of our drug candidates, seek regulatory approvals and commercialize any approved drugs. If our drug candidates are unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.

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

We have funded all of our operations and capital expenditures with proceeds from the issuance of public equity securities, private placements of our securities, interest on investments, licensing revenue, government grants, research and development tax credits and product revenue. In order to conduct the lengthy and expensive research, preclinical testing and clinical trials necessary to complete the development and marketing of our drug candidates, we will require substantial additional funds. We may have insufficient public equity available for issue to raise the required additional substantial funds to implement our operating plan and we may not be able to obtain the appropriate stockholder approvals necessary to increase our available public equity for issuance within a time that we may require additional funding. As of December 31, 2023, our cash and cash equivalents were $3.4 million. Based on our current operating plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the year ended December 31, 2023 are issued. To meet our long-term financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. To the extent equity valuations, including the trading price of our common stock, are depressed as a result of economic disruptions or other uncertainties, for example due to rising inflationary pressures, ongoing military conflicts or other factors, the potential magnitude of this dilution will increase. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. To the extent that we raise additional funds through collaborations and licensing arrangements, we may have to relinquish valuable rights to our drug discovery and other technologies, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. Additional funding may not be available to us on favorable terms, or at all, particularly in light of the current economic conditions. Changes to United Kingdom tax legislation related to research and development tax credits may reduce or eliminate the cash flow benefit we receive from these tax credits. If we are unable to obtain additional funds, we may be forced to delay or terminate our current clinical trials and the development and marketing of our drug candidates including fadraciclib and plogosertib.

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

We effected a 15:1 reverse stock split of our common stock on December 18, 2023 (the “Reverse Stock Split”), which enabled us to regain compliance with Nasdaq’s minimum bid price requirements. Notwithstanding the Reverse Stock Split and our compliance with the Nasdaq Capital market requirements, we cannot be sure that our share price will continue to comply with the requirements for continued listing of our common stock on the Nasdaq Capital Market in the future, or that we will continue to comply with the other continued listing requirements. If our shares of Common Stock lose their status on the Nasdaq Capital Market, we believe that our shares of Common Stock would likely be eligible to be quoted on the inter-dealer electronic quotation and trading system operated by Pink OTC Markets Inc., commonly referred to as the Pink Sheets and now known as the OTCQB market. Our shares of Common Stock may also be quoted on the Over-the-Counter Bulletin Board, an electronic quotation service maintained by the Financial Industry Regulatory Authority. These markets are generally not considered to be as efficient as, and not as broad as, the Nasdaq Capital Market. Selling our shares of Common Stock on these markets could be more difficult because smaller quantities of shares would likely be bought and sold, and transactions could be delayed. In addition, in the event our shares of Common Stock are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our Common Stock, further limiting the liquidity of our Common Stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our Common Stock.

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

Security incidents, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation. Our business and operations would suffer in the event of system failures.

In the ordinary course of our business, we collect and store sensitive data, intellectual property and proprietary business information owned or controlled by ourselves or our customers. This data encompasses a wide variety of business-critical information including research and development information, commercial information, and business and financial information. We face four primary risks relative to protecting this critical information: loss of access; unauthorized disclosure; unauthorized modification; and inadequate monitoring of our controls over the first three risks.

We utilize information technology, or IT, systems and networks to process, transmit and store electronic information in connection with our business activities. The secure processing, storage, maintenance, and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. There can be no assurance that we will be successful in preventing cybersecurity incidents or successfully mitigating their effects.

Despite the implementation of security measures, our internal and cloud-based computer systems and those of our contractors and consultants are vulnerable to damage from such cybersecurity incidents, including computer viruses, social engineering, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such an event could cause interruption of our operations. For example, the loss of data from ongoing or completed clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs. In addition, there can be no assurance that we will promptly detect any such disruption or security breach, if at all. To the extent that any disruption or security breach were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could suffer material legal claims and liability, damage to our reputation, suffer loss or harm to our intellectual property rights and the further research, development and commercial efforts of our products and product candidates could be delayed. The loss of drug development or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data and could adversely impact our business and operations, and could result in financial, legal, operational or reputational harm to us, loss of competitive advantage or loss of consumer confidence.

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

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, if any, one or more of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent term extension of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because, for example, of failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than what we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

As a public company, we face and will continue to face increased legal, accounting, administrative and other costs and expenses that we would not incur as a private company. Compliance with the Sarbanes Oxley Act of 2002, as well as other rules of the SEC, the Public Company Accounting Oversight Board and Nasdaq resulted in a significant initial cost to us as well as an ongoing compliance cost. As a public company, we are subject to Section 404 of the Sarbanes Oxley Act relating to internal control over financial reporting. We have completed a formal process to evaluate our internal controls for purposes of Section 404, and we concluded that as of December 31, 2023, our internal control over financial reporting was effective. As our business grows and changes, there can be no assurances that we can maintain the effectiveness of our internal controls over financial reporting. In addition, our independent certified public accounting firm has not provided an opinion on the effectiveness of our internal controls over financial reporting for the year ended December 31, 2023 because we are a smaller reporting company. In the event our independent auditor is required to provide an opinion on such controls in the future, there is a risk that the auditor would conclude that such controls are ineffective.

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

As at December 31, 2023, we had 335,273 shares of 6% Convertible Exchangeable Preferred Stock, 119,000 shares of Series B Preferred Stock and 264 shares of Series A Preferred Stock issued and outstanding.

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

In addition, in the event a third party seeks to acquire our company or acquire control of our company by way of a merger, but the terms of such offer do not provide for our preferred stock to remain outstanding or be converted into or exchanged for preferred stock of the surviving entity having rights, preferences and limitations substantially similar, but no less favorable, to our preferred stock, the terms of the Certificate of Designations of our preferred stock provide for an adjustment to the conversion ratio of our preferred stock such that, depending on the terms of any such transaction, preferred stockholders may be entitled, by their terms, to receive up to $10.00 per share in common stock, causing our common stockholders not to receive as favorable a price as the price at which such shares may be trading at the time of any such transaction. As of December 31, 2023, there were 335,273 shares of our 6% Convertible Exchangeable Preferred Stock issued and outstanding. If the transaction were one in which proceeds were received by us for distribution to stockholders, and the terms of the Certificate of Designations governing the preferred stock were strictly complied with, approximately $4.0 million would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time. Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.

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

If our common or preferred stockholders sell substantial amounts of our stock in the public market, or the market perceives that such sales may occur, the market price of our common and preferred stock could fall. If additional holders of convertible preferred stock elect to convert their shares to shares of common stock at renegotiated prices, such conversion as well as the sale of substantial amounts of our common stock, could cause dilution to existing holders of our common stock, thereby also negatively affecting the price of our common stock. For example, in 2013, we issued an aggregate of 9,358 shares of our common stock in exchange for an aggregate of 877,869 shares of our preferred stock in arms-length negotiations between us and the other parties who had approached us to propose the exchanges.

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

We may automatically convert the convertible preferred stock into common stock if the closing price of our common stock exceeds $888,300 per share. There is a risk of fluctuation in the price of our common stock between the time when we may first elect to automatically convert the preferred and the automatic conversion date.

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

We may face litigation and other risks as a result of the restatement of our previously issued consolidated financial statements contained in Amendment No. 1 to the Form 10-K for the fiscal year ended December 31, 2022 and material weakness in our internal control over financial reporting.

As part of the restatement of our previously issued consolidated financial statements contained in Amendment No. 1 to the Form 10-K for the fiscal year ended December 31, 2022, we identified a material weakness in our internal control over financial reporting. As a result of such material weakness, the restatement and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We recognize the critical importance of maintaining the trust and confidence of business partners, employees and patients, toward our business and are committed to protecting the confidentiality, integrity and availability of our business operations and systems. Our board of directors is actively involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. Our cybersecurity policies, standards, processes and practices are based on recognized frameworks established by the UK governments’ National Cyber Security Centre and other applicable industry standards. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Cybersecurity Risk Management and Strategy; Effect of Risk

We face risks related to cybersecurity such as unauthorized access, cybersecurity attacks and other security incidents, including as perpetrated by hackers and unintentional damage or disruption to hardware and software systems, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we maintain a comprehensive cybersecurity program to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. We employ a range of tools and services, including regular network and endpoint monitoring, audits, vulnerability assessments, and penetration testing to inform our risk identification and assessment. As discussed in more detail under “Cybersecurity Governance” below, our audit committee provides oversight of our cybersecurity risk management and strategy processes, which are led by our Chief Financial Officer.

We also identify our cybersecurity threat risks by comparing our processes to standards set by the UK governments’ National Cyber Security Centre. To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and protect against and respond to cybersecurity incidents, we undertake the following activities:

●	monitor emerging data protection laws and implement changes to our processes that are designed to comply with such laws;
●	through our policies, practices and contracts (as applicable), require employees, as well as third parties that provide services on our behalf, to treat confidential information and data with care;
●	employ technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence;
●	provide regular training for our employees regarding cybersecurity threats as a means to equip them with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices;
●	leverage the National Cyber Security Centre incident handling framework to help us identify, protect, detect, respond and recover when there is an actual or potential cybersecurity incident; and

●	carry information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident.

Our response to an incident involves the coordination of activities to detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate damage to our business and reputation.

As part of the above processes, we regularly engage with consultants, auditors and other third parties, including having a third-party independent qualified and accredited advisor review our cybersecurity program to help identify areas for continued focus, improvement and compliance.

Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including our suppliers and manufacturers or who have access to patient and employee data or our systems. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence. Additionally, we would require those third parties, although there are currently none, that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits, which we conduct as appropriate.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the risk factor heading “Security incidents, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability” which disclosures are incorporated by reference herein.

We have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial.

Cybersecurity Governance; Management

Cybersecurity is an important part of our risk management processes and an area of focus for our board of directors and management. The audit committee of our board of directors is responsible for the oversight of risks from cybersecurity threats.

At least annually, our audit committee receives an update from management of our cybersecurity threat risk management and strategy processes. In such sessions, our audit committee generally receives materials that include a cybersecurity dashboard and other materials discussing current and emerging material cybersecurity threat risks, and describing our ability to mitigate those risks, as well as recent developments, evolving standards, technological developments and information security considerations arising with respect to our peers and third parties. Our audit committee also receive prompt and timely information regarding any cybersecurity incident that meets establishing reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. To date, we have not experience any cyber security incident.

Members of our audit committee are also encouraged to regularly engage in conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Material cybersecurity threat risks are also considered during separate board meeting discussions of important matters like enterprise risk management, operational budgeting, business continuity planning, mergers and acquisitions, brand management, and other relevant matters.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Financial Officer. Our Chief Financial Officer has been responsible for our IT functions for 20 years, and has managed the IT function of companies generally for the last 35 years. Our IT manager has managed our IT functions for over 20 years.  The management team members are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, the management team members report to the audit committee of our board of directors about cybersecurity threat risks, among other cybersecurity related matters, periodically.

Item 2.   Properties

We lease our corporate headquarters in Berkeley Heights, New Jersey. We believe that our existing facilities are adequate to accommodate our business needs.

Item 3.   Legal Proceedings

From time to time, we may be involved in routine litigation incidental to the conduct of our business. As of December 31, 2023, we were not a party to any material legal proceedings.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Capital Market, or Nasdaq, under the symbol “CYCC”. Our preferred stock currently trades on Nasdaq under the symbol “CYCCP”.

Holders of Common Stock

We effected a 15:1 reverse stock split of the our common stock on December 18, 2023 (the “Reverse Stock Split”). All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

On March 15, 2024, we had approximately 11 registered holders of record of our 1,318,257 shares of common stock outstanding. On March 15, 2024, the closing sale price of our common stock as reported by Nasdaq was $2.43 per share.

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

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This report contains certain statements that may be deemed ‘forward-looking statements’ within the meaning of United States securities laws. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Certain factors that could cause results to differ materially from those projected or implied in the forward-looking statements are set forth in this Annual Report on Form 10-K for the year ended December 31, 2023 under the caption “Item 1A — Risk factors”.

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

We effected a 15:1 reverse stock split of our common stock on December 18, 2023 (the “Reverse Stock Split”). All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

Overview

We are a clinical-stage biopharmaceutical company developing innovative cancer medicines based on cell cycle, transcriptional regulation, epigenetics and mitosis control biology. We reported revenue of $0.4 million for the year ended December 31, 2023 and no revenues for the year ended December 31, 2022. We do not expect to report revenue for the foreseeable future.

During 2023, our primary focus has been on our transcriptional regulation program, which is evaluating fadraciclib, a CDK2/9 inhibitor, in solid tumors and hematological malignancies. The epigenetic/anti-mitotic program is evaluating plogosertib, a PLK1 inhibitor, in advanced cancers.

We currently retain all marketing rights worldwide to the compounds associated with our drug programs.

Revenue

We have not generated any revenues from product sales to date. Our product candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing. All product candidates that we advance to clinical testing will require regulatory approval prior to commercial use and will require significant costs for commercialization. We have recognized revenue of $0.4 million for the year ended December 31, 2023 related to the recovery of clinical manufacturing costs associated with an investigator sponsored study managed by Cedars Sinai Medical Center. We did not have any revenue for the year ended December 31, 2022 and do not expect to report revenue for the foreseeable future.

Funding Requirements and Going Concern

As of December 31, 2023, we had cash and cash equivalents of $3.4 million We have incurred losses since our inception and as of December 31, 2023, we had an accumulated deficit of $428.3 million.We expect to continue to incur substantial operating losses in the future.

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

Based on our current operating plan, we anticipate that our cash and cash equivalents of $3.4 million as of December 31, 2023 will allow us to meet our liquidity requirements into April of 2024. As of March 21, 2024 our cash balance on hand was approximately $3.4 million. We continue to work to raise additional capital however as of the date of the Consolidated Financial Statements accompanying this Annual Report on Form 10-K, there is no guarantee that we will be able to raise additional funds to extend operations past April 2024. Our history of losses, our negative cash flows from operations, our liquidity resources currently on hand, and our dependence on the ability to obtain additional financing to fund our operations after the current resources are exhausted, about which there can be no certainty, have resulted in our assessment that there is substantial doubt about our ability to continue as a going concern for a period of at least twelve months from the issuance date of this Annual Report on Form 10-K. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of public or private equity or debt financings or by entering into partnership agreements for further development of our drug candidates, there is no guarantee that we will be successful in these mitigation efforts.

Agreements to Sell Securities

On December 21, 2023, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional investors (the “Purchasers”). Pursuant to the Securities Purchase Agreement, we agreed to sell in a registered direct offering (“Registered Direct Offering”) 168,500 shares (“Shares”) of our common stock, $0.001 par value per share ( “Common Stock”), and pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 219,700 shares of Common Stock. The Pre-Funded Warrants have an exercise price of $0.001 per share and are immediately exercisable and can be exercised at any time after their original issuance until such Pre-Funded Warrants are exercised in full. Each Share was sold at a price of $3.315 and each Pre-Funded Warrant was sold at a price of $3.314 (equal to the purchase price per Share minus the exercise price of the Pre-Funded Warrant).

Pursuant to the Securities Purchase Agreement, in a concurrent private placement (together with the Registered Direct Offering, the “Offerings”), we also agreed to issue to the Purchasers unregistered warrants (“Common Warrants”) to purchase up to 388,200 shares of Common Stock. Each Common Warrant has an exercise price of $3.19 per share, is exercisable immediately following their original issuance and will expire seven years from the original issuance date. The closing of the offering occurred on December 26, 2023, and the net proceeds to us were approximately $1.0 million, after deducting placement agent fees and other offering expenses payable by us. Ladenburg Thalmann & Co. Inc. (the “Placement Agent”) acted as the exclusive placement agent for the Offerings, pursuant to a placement agency agreement dated December 21, 2023, by and between us and the Placement Agent.

On December 21, 2023, in a separate concurrent insider private placement (the “Insider Private Placement”), we also entered into a Securities Purchase Agreement with certain of our executive officers (the “Insider Securities Purchase Agreement”) pursuant to which we agreed to sell in a private placement (i) 6,070 shares of Common Stock and warrants to purchase 6,070 shares of Common Stock on the same terms as the Common Warrants issued to the Purchasers in the Offerings to Spiro Rombotis, our Chief Executive Officer, and (ii) 1,886 shares of Common Stock and warrants to purchase 1,886 shares of Common Stock on the same terms as the Common Warrants issued to the Purchasers in the Offerings to Paul McBarron, our Executive Vice President-Finance, Chief Financial Officer and Chief Operating Officer. Each such share of Common Stock and accompanying warrant was sold at a purchase price of $3.315, which was the same purchase price for the Shares sold in the Registered Direct Offering.

On August 12, 2021, we entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. ("Cantor"), pursuant to which we could issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million through Cantor as the sales agent. Cantor could sell our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act.

On August 12, 2022, we became aware that the shelf registration statement on Form S-3 (file number 333-231923) (the “Registration Statement”) associated with this Sales Agreement had expired on June 21, 2022. Prior to becoming aware of the expiration, but following the expiration, we sold an aggregate of 132,473 shares of our common stock at market prices for aggregate proceeds of approximately $2,721,187. The sale of these shares were subject to potential rescission rights by certain stockholders. As a result of these rescission rights, we classified 207,807 shares (including 75,333 previously issued and outstanding shares sold for which the Company did not receive proceeds and which were reclassified to temporary equity as of September 30, 2022), with an aggregate redemption value of $4,494,496 of our common stock as stock outside stockholders equity. We also restated our loss per share as a result of $135,000 of associated fees not initially accounted for as accretion to the maximum redemption amount of the shares subject to potential rescission. During the third quarter of 2023, upon expiration of the rescission rights and with no claims or demands to exercise such rights, we reclassified all 207,807 shares back to permanent equity. In all periods presented, the shares subject to the rescission rights were treated as issued and outstanding for purposes of earnings per share and general financial reporting.

On August 15, 2022, due to expiry of the Registration Statement, the Sales Agreement was mutually terminated. A total of 218,738 shares, for gross proceeds of approximately $7.6 million, had been sold pursuant to the Sales Agreement, including 168,576 shares during the year ended December 31, 2022 for gross proceeds of approximately $3.4 million.

Dividend on Preferred Stock

On January 12, 2024, the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per share on our 6% Convertible Exchangeable Preferred Stock. The cash dividend of approximately $50,000 was paid on February 1, 2024 to the holders of record of the 6% Convertible Exchangeable Preferred Stock as of the close of business on January 22, 2024.

Results of Operations

Years Ended December 31, 2023 and 2022

Results of Continuing Operations

Revenues

The following table summarizes the revenues for years ended December 31, 2023 and 2022 (in thousands except percentages):

	Year ended December 31,		Difference
	2023	2022	$	%
Clinical trial supply	420	—	420	100
Total Revenue	$420	$—	$420	100

We recognize recognized $420,000 of revenue for the year ended December 31, 2023. This revenue relates to recovery of clinical manufacturing costs associated with an investigator sponsored study managed by Cedars-Sinai Medical Center. There were no revenues recognized for the comparative periods in 2022.

We do not expect to report revenue for the foreseeable future.

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

The following table provides information with respect to our research and development expenditures for the years ended December 31, 2023 and 2022 (in thousands except percentages):

	Year Ended
	December 31,		Difference
	2023	2022	$	%
Transcriptional Regulation (fadraciclib)	$13,358	$14,043	$(685)	(5)
Epigenetic/anti-mitotic (plogosertib)	4,987	5,546	(559)	(10)
Other research and development expenses	810	685	125	18
Total research and development expenses	$19,155	$20,274	$(1,119)	(6)

Research and development expenses represented 74% and 73% of our operating expenses for the years ended December 31, 2023 and 2022, respectively.

Research and development expenses decreased by $1.1 million from $20.3 million for the year ended December 31, 2022 to $19.2 million for the year ended December 31, 2023. Expenditure for the transcriptional regulation program decreased by $0.7 million for the year ending December 31, 2023 relative to the respective comparative period. This decrease was primarily due to a decrease in clinical trial costs of $2.2 million associated with the temporary halt in the Phase 1/2 study in hematological malignancies and the completion of a bioequivalence study during the prior year, offset by an increase in manufacturing and other non-clinical expenditure of $1.6 million. Research and development expenses relating to plogosertib decreased by $0.6 million for the year ending December 31, 2023 relative to the respective comparative period. This decrease was primarily due to a decrease in clinical trial costs of $0.2 million associated with the progression of clinical trials for the evaluation of plogosertib in Phase 1/2 studies, and a decrease in manufacturing and other non-clinical expenditure of $0.4 million.

The future

We anticipate that overall research and development expenses for the year ended December 31, 2024 will decrease compared to the year ended December 31, 2023 as we focus on our Phase 1/2 programs in advanced solid tumors and lymphomas.

General and administrative

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the total general and administrative expenses for the years ended December 31, 2023 and 2022 (in thousands except percentages):

	Year Ended
	December 31,		Difference
	2023	2022	$	%
Total general and administrative expenses	$6,718	$7,382	$(664)	(9)

Total general and administrative expenses represented 26% and 27% of our operating expenses for the years ended December 31, 2023 and 2022, respectively.

Our general and administrative expenditures decreased by $0.7 million from $7.4 million for the year ended December 31, 2022 to $6.7 million for the year ended December 31, 2023. This decrease was primarily due to a non-recurring $0.4 million cost associated with the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (the “Sales Agreement”) in the comparative prior period.

The future

We expect general and administrative expenditures for the year ended December 31, 2024 to remain relatively flat compared to the year ended December 31, 2023.

Other income (expense), net

The following table summarizes the other income (expense) for years ended December 31, 2023 and 2022 (in thousands except percentages):

	Year Ended
	December 31,		Difference
	2023	2022	$	%
Foreign exchange gains (losses)	$(414)	$233	$(647)	(278)
Interest income	266	210	56	27
Other income (expense), net	50	1,298	(1,248)	(96)
Total other income (expense), net	$(98)	1,741	$(1,839)	(106)

Total other income, net, decreased by approximately $1.8 million from an income of approximately $1.7 million for the year ended December 31, 2022 to an expense of approximately $0.1 million for the year ended December 31, 2023. The decrease in other income primarily relates to royalties receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by us in March 2006) sold through the APA and other related agreements certain assets and intellectual property which are not related to our product development plans to ThermoFisher Scientific Company, or TSC. Accordingly, we presented $50,000 and $1.3 million as other income received from TSC during the years ended December 31, 2023 and 2022 respectively. We have no knowledge of TSC’s activities and cannot predict when we may receive income under the APA, if any.

Foreign exchange gains (losses)

Foreign exchange gains decreased by $0.6 million to a loss of $0.4 million for the year ended December 31, 2023 compared to a gain of approximately $0.2 million for the year ended December 31, 2022.

We have intercompany loans in place between our parent company based in New Jersey and our subsidiary based in Scotland. The intercompany loans outstanding are not expected to be repaid in the foreseeable future and the nature of the funding advanced is of a long-term investment nature. Therefore, all unrealized foreign exchange gains or losses arising on the intercompany loans are recognized in other comprehensive income until repayment of the intercompany loan becomes foreseeable. Favorable unrealized foreign exchange movements related to intercompany loans resulted in a gain of $12.9 million for the year ended December 31, 2023 compared to a loss of $21.2 million for the year ended December 31, 2022.

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

Income tax benefit

We record research and development tax credits within income taxes. Credit is taken for research and development tax credits, which are claimed from the United Kingdom’s taxation and customs authority (HMRC), in respect of qualifying research and development costs incurred.

The following table summarizes total income tax benefit from such credits for the years ended December 31, 2023 and 2022 (in thousands except percentages):

	Year Ended
	December 31,		Difference
	2023	2022	$	%
Total income tax benefit	$2,996	$4,717	$(1,721)	(36)

The income tax benefit decreased significantly by approximately $1.7 million, from $4.7 million for the year ended December 31, 2022 to $3.0 million for the year ended December 31, 2023, due to legislative changes that took effect in April 2023. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year and the availability of trading losses.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the year ending December 31, 2024 and will continue to elect to receive payment of the tax credit. The legislative changes which took effect in April 2023 have been partially reversed in early 2024 resulting in additional income tax benefit of $0.8 million in relation to expenditure incurred during the year ended December 31, 2023 and receivable during the second quarter of 2024. Beyond 2024, there is no guarantee that we will be eligible to receive this tax credit or if eligible, any amount that may be receivable due to proposed changes by HMRC to the eligibility criteria would be correctly estimated. We expect research and development tax credits for the year ending December 31, 2024 to be lower compared to the year ended December 31, 2023.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$3,378	$18,345
Working capital:
Current assets	$7,444	$24,411
Current liabilities	(8,161)	(7,511)
Total working capital	$(717)	$16,900

Cash Flows

Cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2023 and 2022 is summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(16,112)	$(20,827)
Net cash used in investing activities	(6)	(7)
Net cash provided by financing activities	848	2,998

Operating activities

Net cash used in operating activities decreased by $4.7 million, from $20.8 million for the year ended December 31, 2022 to $16.1 million for the year ended December 31, 2023. The decrease in cash used by operating activities was primarily the result of a change in working capital of $6.3 million, offset by an increase in net loss of $1.3 million. The $6.3 million change in working capital was primarily due to decreased balances in clinical trial deposits and receivables for research and development tax credits. A cash receipt of approximately $4.8 million in research and development tax credit was received during the year ended December 31, 2023.

Investing activities

Net cash used in investing activities decreased by $1,000 for the year ended December 31, 2023 due to a slight decrease in capital expenditures on information technology (“IT”) during the respective comparative period.

Financing activities

Net cash provided by financing activities was $0.8 million for the year ended December 31, 2023 as a direct result of receiving approximately:

-	$1.0 million in net proceeds from the issuance of common stock and pre-funded warrants pursuant to the Registered Direct Offering,
-offset by dividend payments of approximately $0.2 million to the holders of our 6% Convertible Exchangeable Preferred Stock.
Net cash provided by financing activities was $3.0 million for the year ended December 31, 2022 as a direct result of receiving approximately:
-	$3.2 million in net proceeds from the issuance of common stock under a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co.,
-offset by dividend payments of approximately $0.2 million to the holders of our 6% Convertible Exchangeable Preferred Stock.
Contractual Obligations

The following table summarizes our long-term contractual obligations as of December 31, 2023 (in thousands):

		Payments Due by Period
		Less than			More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years
Operating Lease Obligations (1)	$105	$67	$38	$—	$—
(1)	Operating lease obligations relate primarily to leasing office space at our Berkeley Heights, New Jersey location. The lease for our Berkeley Heights location, which was entered into in April 2022, expires in July 2025. The table does not include any amouns relating to a short term lease for offices in Dundee, Scotland.

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

Recently Issued Accounting Pronouncements

Please see Note 2 to the consolidated financial statements for a discussion of the potential effects that recently issued, but not yet effective, accounting standards will have on our financial statements when adopted in a future period.

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

As of December 31, 2023, we accrued $3.7 million research and development costs, that we have estimated to have been incurred as of year-end but had not been invoiced. This represents approximately 19% of our total research and development expense for the year ended December 31, 2023. As of December 31, 2022, we accrued $3.6 million research and development costs, that we have estimated to have been incurred as of year-end but had not been invoiced. This represents approximately 18% of our total research and development expense for the year ended December 31, 2022.

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

Stock-based Compensation

We grant stock options, restricted stock units and restricted stock to officers, employees, directors and consultants under our 2018 Equity Incentive Plan (the 2018 Plan) and the 2020 Inducement Equity Incentive Plan. We measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation over the requisite service period. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. The determination of grant-date fair value for stock option awards is estimated using an option-pricing model, which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of our employees, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in significant adjustments to the costs recognized for share-based payments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information response to this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cyclacel Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cyclacel Pharmaceuticals, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations (loss), other comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not currently have sufficient funds to complete development and commercialization and has a limited cash balance as of December 31, 2023. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Clinical Trial Accrual and Expenses

As discussed in Notes 2 and 9 of the consolidated financial statements, the Company’s total accrued expenses for research and development were $3.7 million at December 31, 2023, which included the estimated obligation for pre-clinical and clinical trial expenses incurred as of December 31, 2023, but not paid as of that date. The Company’s clinical trial expenses are based on the Company’s estimates of the level of services performed each period pursuant agreements with third parties that conduct research and development on the Company’s behalf, which results in an accrual or prepaid at period end.

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

Our audit procedures to evaluate the Company’s estimate of services incurred as of period end pursuant to its clinical trials included, among others:

●	We tested the accuracy and completeness of the underlying data used in the estimates and evaluated the significant assumptions stated above that are used by management to estimate the recorded amounts.

●	To assess the reasonableness of the significant assumptions, we obtained information regarding the nature and extent of progress of clinical trials from the Company’s research and development personnel that oversee the clinical trials and obtained information directly from third parties which indicated the third parties’ estimate of costs incurred to date.

●	To evaluate the completeness and valuation of the accrual clinical trial expenses, we compared invoices received by the Company subsequent to December 31, 2023, to the amounts recognized by the Company as of that date.

●	We inspected the Company’s contracts with third parties and any pending change orders to assess the impact to the amounts recorded.

/s/ RSM US LLP

We have served as the Company’s auditor since 2013.

New York, New York

March 21, 2024

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$3,378	$18,345
Prepaid expenses and other current assets	4,066	6,066
Total current assets	7,444	24,411
Property and equipment, net	9	32
Right-of-use lease asset	93	142
Non-current deposits	1,259	3,465
Total assets	$8,805	$28,050
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,543	$2,561
Accrued and other current liabilities	4,618	4,950
Total current liabilities	8,161	7,511
Lease liability	37	106
Total liabilities	8,198	7,617
Redeemable common stock, $0.001 par value;
0 shares issued and outstanding at December 31, 2023 and 207,807 shares issued and outstanding at December 31, 2022 (Note 11)	—	4,494

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2023 and December 31, 2022;	—	—
6% Convertible Exchangeable preferred stock; 335,273 shares issued and outstanding at December 31, 2023 and December 31, 2022. Aggregate preference in liquidation of $4,006,512 as of December 31, 2023 and December 31, 2022	—	—
Series A convertible preferred stock, $0.001 par value; 264 shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Series B convertible preferred stock, $0.001 par value; 119,000 shares issued and outstanding at December 31, 2023 and 237,745 shares issued and outstanding at December 31, 2022	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2023 and December 31, 2022; 1,058,892 shares issued and outstanding at December 31, 2023 and 628,139 shares issued and outstanding at December 31, 2022	1	1
Additional paid-in capital	429,796	422,981
Accumulated other comprehensive loss	(908)	(1,316)
Accumulated deficit	(428,282)	(405,727)
Total stockholders’ equity	607	15,939
Total liabilities and stockholders’ equity	$8,805	$28,050

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (LOSS)

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2023	2022
Revenues:
Clinical trial supply	$420	$—
Revenues	420	—

Operating expenses:
Research and development	19,155	20,274
General and administrative	6,718	7,382
Total operating expenses	25,873	27,656
Operating loss	(25,453)	(27,656)
Other income (expense):
Foreign exchange gains (losses)	(414)	233
Interest income	266	210
Other income (expense), net	50	1,298
Total other income (expense), net	(98)	1,741
Loss before taxes	(25,551)	(25,915)
Income tax benefit	2,996	4,717
Net loss	(22,555)	(21,198)
Dividend on convertible exchangeable preferred shares	(201)	(201)
Net loss applicable to common shareholders	$(22,756)	$(21,399)
Basic and diluted earnings per common share:
Net loss per share – basic and diluted (common shareholders)	$(26.75)	$(28.70)
Net loss per share – basic and diluted (redeemable common shareholders)	$—	$(27.24)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended
	December 31,
	2023	2022
Net loss	$(22,555)	$(21,198)
Translation adjustment	(12,142)	20,598
Unrealized foreign exchange gain (loss) on intercompany loans	12,550	(21,166)
Comprehensive loss	$(22,147)	$(21,766)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	573,282	$—	666,209	$1	$422,969	$(748)	$(384,529)	$37,693

Issue of common stock in At Market Issuance sales agreement, net of expenses	—	—	36,103	—	478	—	—	478
Reclassification of redeemable common stock	—	—	(75,333)	—	(1,636)	—	—	(1,636)
Accretion on redeemable common stock	—	—	—	—	(135)	—	—	(135)
Stock-based compensation	—	—	1,161	—	1,506	—	—	1,506
Preferred stock dividends	—	—			(201)	—	—	(201)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(21,166)	—	(21,166)
Translation adjustment	—	—	—	—	—	20,598	—	20,598
Loss for the period	—	—	—	—	—	—	(21,198)	(21,198)
Balances at December 31, 2022	573,282	$—	628,139	$1	$422,981	$(1,316)	$(405,727)	$15,939
Issue of common stock and pre-funded warrants in Securities Purchase Agreement In Registered Direct Offering, net of expenses	—	—	176,456	—	1,049	—	—	1,049
Conversion of series B Preferred stock	(118,745)	—	39,582	—	—	—	—	—
Reclassification of redeemable common stock	—	—	207,806	—	4,494	—	—	4,494
Stock-based compensation	—	—	6,909	—	1,473	—	—	1,473
Preferred stock dividends	—	—	—	—	(201)	—	—	(201)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	12,550	—	12,550
Translation adjustment	—	—	—	—	—	(12,142)	—	(12,142)
Loss for the period	—	—	—	—	—	—	(22,555)	(22,555)
Balances at December 31, 2023	454,537	$—	1,058,892	$1	$429,796	$(908)	$(428,282)	$607

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2023	2022
Operating activities:
Net loss	$(22,555)	$(21,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31	32
Stock-based compensation	1,473	1,506
Changes in lease liability	(69)	40
Changes in operating assets and liabilities:
Prepaid expenses and other assets	4,712	(3,784)
Accounts payable, accrued and other current liabilities	296	2,577
Net cash used in operating activities	(16,112)	(20,827)
Investing activities:
Purchase of property, plant and equipment	(6)	(7)
Net cash used in investing activities	(6)	(7)
Financing activities:
Proceeds, net of issuance costs, from issuing common stock and pre-funded warrants	1,049	3,199
Payment of preferred stock dividend	(201)	(201)
Net cash (used in) provided by financing activities	848	2,998

Effect of exchange rate changes on cash and cash equivalents	303	(378)
Net (decrease) in cash and cash equivalents	(14,967)	(18,214)
Cash and cash equivalents, beginning of period	18,345	36,559
Cash and cash equivalents, end of period	$3,378	$18,345
Supplemental cash flow information:
Cash received during the period for:
Interest	$266	$211
Research & Development Tax Credits	$4,846	$3,312

Cash paid during the period for:
Taxes	$2	$2

Non cash financing activities:
Accrual of preferred stock dividends	$50	$50
Accretion on redeemable common stock	$—	$135

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

As of December 31, 2023, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

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

Through December 31, 2023, the Company has funded all of its operations and capital expenditures with proceeds from the issuance of public equity securities, private placements of securities, government grants, research and development tax credits, interest on investments, royalty income, product revenue and licensing revenue. The Company has incurred recurring losses since its inception, including net losses of $22.5 million and $21.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had an accumulated deficit of $428.3 million. The Company expects to continue to generate operating losses for the foreseeable future due to, among other things, costs related to the clinical development of its drug candidates, its preclinical programs and its administrative organization.

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

Based on the Company’s current operating plan, it is anticipated that cash and cash equivalents of $3.4 million as of December 31, 2023 will allow it to meet liquidity requirements into April 2024. As of March 21, 2024 the Company’s cash balance on hand is approximately $3.4 million. The Company continues to work to raise additional capital however as of the date of these financial statements there is no guarantee that the Company will be able to raise additional funds to extend operations past April 2024. The Company’s history of losses, negative cash flows from operations, liquid resources currently on hand, and dependence on the ability to obtain additional financing to fund its operations, about which there can be no certainty, have resulted in the assessment that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issuance date of these financial statements. While the Company has plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of public or private equity or debt financings or by entering into partnership agreements for further development of our drug candidates, there is no guarantee that it will be successful in these mitigation efforts.The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP and include the financial statements of Cyclacel Pharmaceuticals, Inc. and all of the Company’s wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Reverse Stock Split

The Company effected a 15:1 reverse stock split of the Company’s common stock on December 18, 2023 (the “Reverse Stock Split”). All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

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

The assets and liabilities of the Company’s international subsidiary are translated from its functional currency into United States dollars at exchange rates prevailing at the balance sheet date. Average rates of exchange during the period are used to translate the statement of operations, while historical rates of exchange are used to translate any equity transactions. Translation adjustments arising on consolidation due to differences between average rates and balance sheet rates, as well as unrealized foreign exchange gains or losses arising from translation of intercompany loans for which settlement is not not planned or anticipated in the foreseeable future and that are of a long-term-investment nature, are recorded in other comprehensive loss.

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

The Company’s cash and cash equivalents balance at December 31, 2023 was $3.4 million and it maintains its cash accounts in several entities both within the United States and the United Kingdom. The cash balances for amounts held in the United States are insured by the Federal Deposit Insurance Corporation, or FDIC up to $250,000 per account. The Company has cash balances exceeding the balance insured by the FDIC that totaled approximately $2.4 million at December 31, 2023. The cash balances for amounts held in the United Kingdom are insured by the UK Government Financial Services Compensation Scheme, or FSCS up to £85,000 per account. The Company has cash balances exceeding the balance insured by the FSCS that totaled approximately $0.6 million at December 31, 2023.

Property and Equipment

The components of property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, which are generally three to five years. Amortization of leasehold improvements is performed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets. Upon sale or retirement of assets, the costs and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss on sale is reflected as a component of operating income or loss. Expenditures for maintenance and repairs are charged to operating expenses as incurred.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. The Company recognized $420,000 of revenue for the year ended December 31, 2023. This revenue relates to recovery of clinical manufacturing costs associated with an investigator sponsored study managed by Cedars-Sinai Medical Center. There were no revenues recognized for the comparative period in 2022. Royalty income, if any, is recognized when the licensee sells the underlying product to which the royalty relates.

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

Leases

The Company accounts for lease contracts in accordance with ASC 842. As of December 31, 2023 and 2022, all of the Company’s leases are classified as operating leases.

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

The Company records research and development tax credits within income taxes. Credit is taken in the accounting period for research and development tax credits, which will be claimed from H.M. Revenue & Customs, or HMRC, the United Kingdom’s taxation and customs authority, in respect of qualifying research and development costs incurred in the same accounting period.

Net Loss Per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share”. Basic and diluted net loss per common share was determined by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period.

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2023 and 2022.

For the year ended December 31, 2022, the Company calculated loss per share using the two-class method. The two-class method is an allocation formula that determines loss per share for each share of common stock and redeemable common stock (see Note 11), according to dividends declared and participation rights in undistributed earnings. The reconciliation showing the loss per share attributable to common and redeemable common stockholders is presented in Note 15.

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported to arrive at comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the years ended December 31, 2023 and 2022.

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

The FASB has issued ASU 2023-07, “Segment Reporting (Topic 280)”. This standard will require all public entities – even those like the Company that have a single reportable segment – to disclose additional information about the title and position of the Chief Operaing Decision Maker (“CODM”), the measure or measures of segment profit and loss used by the CODM in assessing segment performance and deciding how to allocate resources, an explanation of how the CODM uses the reported measure(s) in assessing segment performance, significant segment expenses that are regularly provided to the CODM, and a reconciliation of segment profit and loss to the closest consolidated totals prepared under United States GAAP. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 will not change the way in which reportable segments are determined. However, the Company is currently evaluating the effects of ASU 2023-07 on its financial statement presentation and disclosures.

The FASB has issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This standard will require all entities shall disclose the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign for each annual reporting period. The guidance in ASU 2023-09 becomes effective for annual periods beginning after December 15, 2024. The Company already discloses the amount of cash taxes received and does not anticipate that ASU 2023-09 will require significant adjustments to the presentation of that information.

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

Under a 2003 license agreement, the Company licensed certain patent rights for sapacitabine. The Company will not be pursuing further development of sapacitabine and the license agreement was terminated effective as of March 23, 2023 for commercial reasons.

The three-year term of the Clinical Collaboration Agreement, or CCA with The University of Texas MD Anderson Cancer Center, or MD Anderson ended in September 2021, in accordance with its terms. The main objective of the CCA was to clinically evaluate the safety and efficacy of three Cyclacel medicines in patients with hematological malignancies, including chronic lymphocytic leukemias, acute myeloid leukemias, myelodysplastic syndromes and other advanced leukemias. Under the terms of the CCA, MD Anderson conducted four clinical studies and under the risk-sharing agreement MD Anderson assumed the patient costs for all studies and Cyclacel, who is the sponsor, provided investigational drugs and other limited support. The agreement provided that the Company would make certain payments to MD Anderson upon first commercial sale in specific indications studied in the alliance. There were no such payments earned in 2023 or 2022.

4.    Cash and Cash Equivalents

The following is a summary of cash and cash equivalents at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Cash	$3,303	$13,798
Cash equivalents	75	4,547
Total cash and cash equivalents	$3,378	$18,345

Cash equivalents are made up entirely of money market funds.

5.    Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements
	as of December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$75	$—	$—	$75
Total Assets	$75	$—	$—	$75

	Fair Value Measurements
	as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$4,547	$—	$—	$4,547
Total Assets	$4,547	$—	$—	$4,547

6.    Prepaid Expenses and Other Assets

The following is a summary of prepaid expenses and other current assets at December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Research and development tax credit receivable	$2,933	$4,664
Prepayments and VAT receivable	792	976
Other current assets	341	426
	$4,066	$6,066

7.            Non-Current Assets

As at December 31, 2023, the Company had non-current assets of $1.3 million, which comprised clinical trial deposits held by a contract research organization in relation to the Company’s Phase 1/2 clinical trials.

8.    Property and Equipment

Property and equipment consisted of the following at December 31, 2023 and 2022 (in thousands):

		December 31,
	Lives in years	2023	2022
Leasehold improvements	2 to 5	$6	$6
Office equipment and furniture	3 to 5	423	409
		429	415
Less: accumulated depreciation and amortization		(420)	(383)
		$9	$32

9.    Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Accrued research and development	$3,668	$3,611
Accrued legal and professional fees	570	333
Other current liabilities	380	1,006
	$4,618	$4,950

Other current liabilities include accrued payroll costs of approximately $0 and $680,000 for the years ended December 31, 2023 and 2022 respectively.

10.    Commitments and Contingencies

General

Please refer to Note 3 — Significant Contracts for further discussion of certain of the Company’s commitments and contingencies.

Leases

In April 2022, the Company extended the lease for its corporate headquarters facility in Berkeley Heights, New Jersey for a further three years, expiring in July 2025.

For the years ended December 31, 2023 and December 31, 2022, the Company recognized operating lease expenses of $74,218 and $62,528 respectively, including $10,851 in 2023 relating to a short term lease for offices in Dundee, Scotland. The remaining lease term as of December 31, 2023 is approximately 1.6 years for the Berkeley Heights facility. The discount rate used by the Company in determining the lease liability was 12%.

The following is a summary of the Company’s future contractual obligations and commitments relating to its facilities lease as at December 31, 2023 (in thousands):

Operating Lease
Obligation
2024	$66
2025	38
Thereafter	—
Total future minimum lease obligation	$104
Less imputed interest	(11)
Total	$93

11.   Stockholders’ Equity

The Company has completed the following equity issuances during the periods presented in the consolidated financial statements.

December 2023 Registered Direct Offering Securities Purchase Agreement

On December 21, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional investors (“Purchasers”). Pursuant to the Securities Purchase Agreement, the Company agreed to sell in a registered direct offering (“Registered Direct Offering”) 168,500 shares (“Shares”) of the Company’s common stock, $0.001 par value per share (“Common Stock”), and pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 219,700 shares of Common Stock. The Pre-Funded Warrants have an exercise price of $0.001 per share and are immediately exercisable and can be exercised at any time after their original issuance until such Pre-Funded Warrants are exercised in full. Each Share is being sold at an offering price of $3.315 and each Pre-Funded Warrant is being sold at an offering price of $3.314 (equal to the purchase price per Share minus the exercise price of the Pre-Funded Warrant).

Pursuant to the Securities Purchase Agreement, in a concurrent private placement (together with the Registered Direct Offering, the “Offerings”), the Company also agreed to issue to the Purchasers unregistered warrants (“Common Warrants”) to purchase up to 388,200 shares of Common Stock. Each Common Warrant has an exercise price of $3.19 per share, is exercisable immediately following their original issuance and will expire seven years from the original issuance date. The closing of the offering occurred on December 26, 2023, and the net proceeds to the Company were approximately $1.0 million, after deducting placement agent fees and other offering expenses payable by the Company.

On December 21, 2023, in a separate concurrent insider private placement (the “Insider Private Placement”), the Company also entered into a Securities Purchase Agreement with certain of its executive officers (the “Insider Securities Purchase Agreement”) pursuant to which the Company agreed to sell in a private placement (i) 6,070 shares of Common Stock and warrants to purchase 6,070 shares of Common Stock on the same terms as the Common Warrants issued to the Purchasers in the Offerings to Spiro Rombotis, the Company’s Chief Executive Officer, and (ii) 1,886 shares of Common Stock and warrants to purchase 1,886 shares of Common Stock on the same terms as the Common Warrants issued to the Purchasers in the Offerings to Paul McBarron, the Company’s Executive Vice President-Finance, Chief Financial Officer and Chief Operating Officer. Each such share of Common Stock and accompanying warrant was sold at a purchase price of $3.315, which was the same purchase price for the Shares sold in the Registered Direct Offering.

Ladenburg Thalmann & Co. Inc. (the “Placement Agent”) acted as the exclusive placement agent for the Offerings, pursuant to a placement agency agreement (the “Placement Agency Agreement”), dated December 21, 2023, by and between the Company and the Placement Agent.

Pursuant to the Placement Agency Agreement, the Company paid the Placement Agent a cash placement fee equal to 8.0% of the aggregate gross proceeds raised in the Offerings from sales arranged for by the Placement Agent. Subject to certain conditions, the Company also agreed to reimburse all reasonable travel and other out-of-pocket expenses of the Placement Agent in connection with the Offerings, including but not limited to legal fees, up to a maximum of $85,000. In addition, the Placement Agent also received warrants that have substantially the same terms as the Warrants issued in the concurrent private placement to the Purchasers in the Offerings to purchase that number of shares of Common Stock equal to 6.0% of the aggregate number of shares of Common Stock and Prefunded Warrants sold in the Offerings, or an aggregate of 23,769 shares of Common Stock, at an exercise price of $4.14375 per share (the “Placement Agent Warrants”). The Placement Agent Warrants will be exercisable immediately following the date of issuance and will expire five years from issuance. The Placement Agency Agreement contains customary representations, warranties and agreements by the Company and customary conditions to closing. The Company has agreed to indemnify the Placement Agent against certain liabilities, including liabilities under the Securities Act, and liabilities arising from breaches of representations and warranties contained in the Placement Agency Agreement, or to contribute to payments that the Placement Agent may be required to make in respect of those liabilities.

Each of the instruments issued in the Offerings and the Insider Private Placement have been classified and recorded as part of shareholders’ equity.  The amounts allocated to each issued security were based on their relative fair values, resulting in initial carrying values of the respective instruments as follows:

The aggregate fair value of the Placement Agent Warrants was $47,000. These have been accounted for as a direct cost of the Offerings and Inside Private Placement, resulting in no net effect to overall shareholders’ equity.

In determining the fair values of the Pre-Funded Warrants, Regular Warrants, and Placement Agent Warrants, the Company used a Black-Scholes Option Pricing model with the following assumptions:

The fair value of the common shares was determined using the closing price of the Company’s common stock as of December 26, 2023, which is the date that the Offerings and the Insider Private Placement closed.

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

On August 12, 2022, the Company became aware that the shelf registration statement on Form S-3 (file number 333-231923) (the “Registration Statement”) associated with this Sales Agreement had expired on June 21, 2022. Prior to becoming aware of the expiration, the Company sold an aggregate of 132,473 shares of its common stock at the market price, following the expiration of the Registration Statement and through August 12, 2022, for aggregate proceeds of approximately $2,721,187. There was no sale of shares post August 12, 2022. The sale of these shares were subject to potential rescission rights by certain shareholders. As a result of these potential rescission rights, the Company reclassified 207,807 shares (including 75,333 shares sold for which the Company did not receive any proceeds), with an aggregate purchase price of $4,494,496 of its common as stock outside stockholders’ equity as of December 31, 2022. These shares have been treated as issued and outstanding for financial reporting purposes. The rescission rights for these shares has now lapsed and the shares were reclassified back to permanent equity. As of December 31, 2023, there have been no claims or demands to exercise such rights.

On August 15, 2022, due to expiry of the Registration Statement, the Sales Agreement was mutually terminated. A total of 218,738 shares, for gross proceeds of approximately $7.6 million, had been sold pursuant to the Sales Agreement.

Warrants

December 2020 Warrants

As of December 31, 2023, warrants to purchase 44,657 shares of common stock issued pursuant to a securities purchase agreement in a December 2020 financing transaction remained outstanding. Each warrant shall be exercisable beginning on the 12-month anniversary of the date of issuance for a period of five years after the date of issuance, at an exercise price of $61.95 per warrant share. The exercise price of the warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the warrants. The warrants may be exercised on a “cashless” basis.

During the year ended December 31, 2023, 15,833 warrants lapsed upon conversion of the associated Series B Preferred Stock. There were no exercises of these warrants during the year ended December 31, 2022.

April 2020 Warrants

As of December 31, 2023, 146,000 warrants issued in connection with an April 2020 equity financing remained outstanding, each with an exercise price of $75.00. The common warrants are immediately exercisable and will expire on the fifth anniversary of the original issuance date. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Company’s common stock. The common warrants were issued separately from the common stock and were eligible for transfer immediately after issuance. A common warrant to purchase one share of common stock was issued for every share of common stock purchased in this offering.

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

There were no warrants exercised during the years ended December 31, 2023 or December 31, 2022.

July 2017 Warrants

As of December 31, 2023, 24,968 warrants issued in connection with a July 2017 underwritten public offering remained outstanding, each with an exercise price of $600. All such warrants were issued in connection with the

July 2017 underwritten public offering and are immediately exercisable. The warrants expire in 2024. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of its warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our Common Stock then outstanding after giving effect to such exercise.

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

There were no portion of these warrants exercised during each of the years ended December 31, 2023 and 2022.

Series B Preferred Stock

237,745 shares of the Company’s Series B Preferred Stock were issued in a December 2020 Securities Purchase Agreement. Each share of Series B Preferred Stock shall initially be convertible into one third (1/3) share of Common Stock (the “Conversion Shares”), subject to adjustment in accordance with the Certificate of Designation.

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

During the year ended December 31, 2023, 118,745 shares of Series B Preferred Stock was converted, at the option of the holder, into 39,582 shares of Common Stock. As of December 31, 2023, 119,000 shares of the Series B Preferred Stock remained issued and outstanding and are convertible into 39,667 shares of common stock.

Series A Preferred Stock

8,872 shares of the Company’s Series A Preferred Stock were issued in a July 2017 Underwritten Public Offering. Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof, into a number of shares of common stock determined by dividing $1,000 by the initial conversion price of $600.00 per share, subject to a 4.99% blocker provision, or, upon election by a holder prior to the issuance of shares of Series A Preferred Stock, 9.99%, and is subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations.

As of December 31, 2023 and 2022, 264 shares of the Series A Preferred Stock remain issued and outstanding. The 264 shares of Series A Preferred Stock issued and outstanding at December 31, 2023, are convertible into 440 shares of common stock.

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

6% Convertible Exchangeable Preferred Stock

As of December 31, 2023, there were 335,273 shares of the Company’s 6% Convertible Exchangeable, or Preferred Stock issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, and if declared, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board of Directors and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends.

The Company’s Board of Directors considers numerous factors in determining whether to declare the quarterly dividend pursuant to the Certificate of Designations governing the terms of the Company’s Preferred Stock, including the requisite financial analysis and determination of a surplus. Accumulated but unpaid dividends in arrears on preferred stock were $0.7 million, or $1.95 per share, of preferred stock, as of December 31, 2023.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s shares of common stock at a conversion rate of approximately 0.0000167 shares of common stock for each share of Preferred Stock based on a price of $592,200. The Company has reserved 6 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at December 31, 2023. The shares of previously converted Preferred Stock have been retired, cancelled and restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors as shares of Preferred Stock of one or more series.

The Company may automatically convert the Preferred Stock into common stock if the closing price of the Company’s common stock has exceeded $888,300, which is 150% of the conversion price of the Preferred Stock, for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion.

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

The Preferred Stock is exchangeable, in whole but not in part, at the option of the Company on any dividend payment date beginning on November 1, 2005, or Exchange Date for the Company’s 6% Convertible Subordinated Debentures, or Debentures at the rate of $10.00 principal amount of Debentures for each share of Preferred Stock. The Debentures, if issued, will mature 25 years after the Exchange Date and have terms substantially similar to those of the Preferred Stock. No such exchanges have taken place as of December 31, 2023.

For the year ended December 31, 2023, the company declared dividends of $0.15 per share quarterly on its 6% Convertible Exchangeable Preferred Stock. These dividends were paid on May 1, August 1 and November 1, 2023, and February 1, 2024, respectively.

12.  Stock-Based Compensation

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the years ended 2023 and 2022 as shown in the following table (in thousands):

	Year Ended
	December 31,
	2023	2022
General and administrative	$1,039	$1,051
Research and development	434	455
Stock-based compensation costs before income taxes	$1,473	$1,506

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

On June 13, 2023, the Company’s stockholders approved an additional 60,000 shares of common stock that may be issued under the 2018 Plan. On June 14, 2022, the Company’s stockholders approved an additional 33,333 shares of common stock that may be issued under the 2018 Plan. As of December 31, 2023, the Company has reserved 25,415 shares of the Company’s common stock under the 2018 Plan for future issuances. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

2020 Inducement Equity Incentive Plan

In October 2020, the Inducement Equity Incentive Plan (the “Inducement Plan”), became effective. Under the Inducement Plan, Cyclacel may make equity incentive grants to new senior level Employees (persons to whom the Company may issue securities without stockholder approval). The Inducement Plan allows for the issuance of up to 13,333 shares of the Company’s common stock (or the equivalent of such number). As of December 31, 2023, 8,000 shares under the Inducement Plan have been issued, leaving a remaining reserve of 5,333 shares.

Option Grants and Exercises

There were 43,342 options granted during the year ended December 31, 2023, all issued under the 2018 Plan. These options had a grant date fair value ranging between $6.32-$10.98 per option. There were 34,822 options granted during the year ended December 31, 2022. These options had a grant date fair value ranging between $12.45-$43.50 per option.

Of the options granted during the year ended December 31, 2023, 25,633 shall vest on the third anniversary of their date of grant, or earlier if either of the certain performance conditions are met relating to enrollment goals for various clinical studies. The Company has assumed that these awards will vest after three years as satisfaction of the performance conditions is not probable at this time.

As of December 31, 2023, the total remaining unrecognized compensation cost related to the non-vested stock options with service conditions amounted to approximately $1.0 million, which will be amortized over the weighted-average remaining requisite service period of 1.53 years.

Outstanding Options

A summary of the share option activity and related information is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price Per Share	Term (Years)	Value ($000)
Options outstanding at December 31, 2021	73,291	$112.90	8.99	$189
Granted	34,822	$36.16	—	$—
Cancelled/forfeited	(740)	$157.33	—	$—
Options outstanding at December 31, 2022	107,373	$87.70	8.34	$—

Granted	43,342	$8.82	—	—
Cancelled/forfeited	(7,919)	$332.24	—	—
Options outstanding at December 31, 2023	142,796	$50.20	7.96	$—
Unvested at December 31, 2023	59,126	$19.81	9.10	$—
Vested and exercisable at December 31, 2023	83,670	$71.68	7.16	$—

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718 using the following assumptions:

	Year ended	Year ended
	December 31, 2023	December 31, 2022
Expected term (years)	5-6	5-6
Risk free interest rate	3.660% – 4.160%	1.370% – 3.605%
Volatility	89% – 92%	86% – 93%
Expected dividend yield over expected term	0.00%	0.00%
Resulting weighted average grant date fair value	$6.63	$26.44

There were no stock options exercised during each of the years ended December 31, 2022 and 2023, respectively. The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income.

Restricted Stock Units

The Company issued 25,621 restricted stock units during the year ended December 31, 2023.

8,488 restricted stock units issued in June 2023 vest on the first anniversary of the date of grant. Each of these restricted stock units were valued at $8.84 at the date of grant, which was equivalent to the market price of a share of the Company’s common stock on that date.

17,133 restricted stock units issued in January 2023 vest on the third anniversary of their date of grant, or earlier if certain defined clinical trial related performance targets are met. A three-year vesting assumption was applied to these restricted stock units as satisfaction of the performance conditions is not probable at this time. Each restricted stock unit was valued at $13.50 at the date of grant, which was equivalent to the market price of a share of the Company’s common stock on that date. As of December 31, 2023, 300 of these restricted stock units have been forfeited as the recipient’s employment was voluntarily terminated by the Company.

The Company issued 7,911 restricted stock units during the year ended December 31, 2022. These restricted stock units vest over a period of one year for awards granted to directors and three years for grants to employees. Each restricted stock unit was valued at $16.65 based on their fair value at the date of grant, which is equivalent to the market price of a share of the Company’s common stock.

Summarized information for restricted stock units as of December 31, 2023 is as follows:

		Weighted	Weighted
		Average	Average
	Restricted	Grant Date	Remaining
	Stock Units	Value Per Share	Term
Restricted Stock Units outstanding at December 31, 2021	1,266	$100.35
Granted	7,911	16.65
Restricted Stock Units outstanding at December 31, 2022	9,177	$28.20

Granted	25,621	11.96
Cancelled/forfeited	(300)	13.50

Restricted Stock Units outstanding at December 31, 2023	34,498	$16.26	8.96 years
Unvested at December 31, 2023	26,428	$12.30	9.20 years
Vested and exercisable at December 31, 2023	8,070	$29.24	8.17 years

13.  Employee Benefit Plans

Pension Plan

The Company operates a defined contribution group personal pension plan for all of its UK based employees. Company contributions to the plan totaled approximately $52,000 and $44,000 for the years ended December 31, 2023 and 2022, respectively.

401(k) Plan

The 401(k) Plan provides for matching contributions by the Company in an amount equal to the lesser of 100% of the employee’s deferral or 6% of the U.S. employee’s qualifying compensation. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to the employees until withdrawn. Company matching contributions are tax deductible by the Company when made. In 2023, Company employees could elect to reduce their current compensation by up to the statutorily prescribed annual limit of $22,500 if under 50 years old and $30,000 if over 50 years old and to have those funds contributed to the 401(k) Plan. The Company made contributions of approximately $103,000 and $95,000 to the 401(k) Plan for the years ended December 31, 2023 and 2022, respectively.

14.  Taxes

(Loss) income from continuing operations before taxes is comprised of the following components for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Domestic	$(806)	$(1,981)
Foreign	(24,745)	(23,934)
Loss from continuing operations before taxes	$(25,551)	$(25,915)

The benefit (provision) for income taxes from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2023	2022
Current – domestic	$(2)	$(2)
Current – foreign	2,998	4,719
Current – total	2,996	4,717
Deferred – domestic	—	—
Income tax benefit	$2,996	$4,717

The Company has incurred a taxable loss in each of the operating periods since incorporation. The income tax credits of $3.0 million and $4.7 million for the years ended December 31, 2023 and 2022, respectively, represent UK research and development (“R&D”) tax credits for expenditures in the United Kingdom that are refundable.

A reconciliation of the (benefit) provision for income taxes from continuing operations with the amount computed by applying the statutory federal tax rate to loss from continuing operations before income taxes is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Loss from continuing operations before taxes	$(25,551)	$(25,915)
Income tax expense computed at statutory federal tax rate	(5,366)	(5,442)
Additional research and development tax relief	(5,409)	(4,719)
Loss surrendered to generate R&D credit	4,865	6,169
Change in valuation allowance	1,261	2,310
Other foreign items	809	(3,487)
Disallowed expenses and non-taxable income	782	369
Stock Compensation	62	105
Foreign items, including change in tax rates, and other	—	(20)
Change in UK Tax Rate	—	(2)
	$(2,996)	$(4,717)

Significant components of the Company’s deferred tax assets are shown below (in thousands):

	Year Ended December 31,
	2023	2022
Net operating loss and tax credit carryforwards	$57,074	$53,092
Depreciation, amortization and impairment of property and equipment	39	61
Stock options	210	153
Right of use asset	(26)	(40)
Lease liability	26	40
Total deferred tax assets	57,323	53,306
Valuation allowance for deferred tax assets	(57,323)	(53,306)
Net deferred tax assets	$—	$—

A valuation allowance has been established, as realization of such assets is uncertain. The Company’s management evaluated the positive and negative evidence bearing upon the realizability of its deferred assets, and has determined that, at present, the Company may not be able to recognize the benefits of the deferred tax assets under the more likely than not criteria. Accordingly, a valuation allowance of approximately $57.3 million has been established at December 31, 2023. The valuation allowance has increased by approximately $4.0 million in 2023.

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

As of December 31, 2023 and 2022, the Company has federal NOLs of $3.9 million and $3.6 million, respectively. The federal NOLs have an indefinite life. As of December 31, 2023 and 2022, the Company has state NOLs of $17.3 million and $22.1 million, respectively, which will begin to expire in 2028. As of December 31, 2023 and 2022, the Company had foreign NOLs of $220.1 million and $203.0 million, respectively. The Company’s foreign NOL’s do not expire under UK tax law however the use of these NOLs is restricted to an annual £5.0 million allowance in each standalone company or group and above this allowance, there will be a 50% restriction in the profits that can be covered by losses brought forward.

Management has evaluated all significant tax positions at December 31, 2023 and 2022 and concluded that there are no material uncertain tax positions. The Company would recognize both interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception.

Tax years 2020 - 2022 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United Kingdom and the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the United Kingdom’s H.M. Revenue & Customs, the Internal Revenue Service (“IRS”) or state tax authorities. The Company is currently not under examination by the IRS or any other jurisdictions for any tax years.

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

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (R&E) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period if incurred, and R&E expenses incurred outside the US must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities that are considered under IRC Section 41 (relating to the research tax credit). For the year ended December 31, 2023, the Company performed an analysis based on available guidance and determined that the company does not have any R&E expenses in the US. The company will continue to monitor this issue for future developments, but it does not expect R&E capitalization and amortization to require it to pay cash taxes now or in the near future.

15.   Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Years ended December 31,
	2023	2022
Numerator:
Net loss	$(22,555)	$(21,198)
Dividend on convertible exchangeable preferred shares	(201)	(201)
Net loss attributable to common shareholders	$(22,756)	$(21,399)
Deemed dividend on accretion of redeemable common stock		(135)
Remaining undistributed loss	(22,756)	(21,534)

	Years ended December 31, 2023		Years ended December 31, 2022
	Common Shareholders	Redeemable Common Shareholders	Common Shareholders	Redeemable Common Shareholders
Allocation of undistributed loss	$(22,756)	$—	$(18,872)	$(2,662)
Deemed dividend on accretion of redeemable common stock	—	—		135
Net loss attributable to common shareholders	(22,756)	—	(18,872)	(2,527)

Denominator:
Weighted-average number of common shares used in loss per share – basic and diluted	850,815	—	657,620	92,759
Loss per share - basic and diluted	$(26.75)	$—	$(28.70)	$(27.24)
Distributed earnings	—	—	—	1.46
Undistributed loss	(26.75)	—	(28.70)	(28.70)
Net loss per share	$(26.75)	$—	$(28.70)	$(27.24)

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

	December 31,	December 31,
	2023	2022
Stock options	142,796	107,373
Restricted Stock Units	34,498	9,177
6% convertible exchangeable preferred stock	6	6
Series A preferred stock	440	440
Series B preferred stock	39,667	79,248
Common stock warrants	635,550	215,625
Total shares excluded from calculation	852,957	411,869

16.  Geographic Information

Geographic information for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Revenue
United Kingdom	$420	$—
Total Revenue	$420	$—
Net loss
United States	$(808)	$(1,983)
United Kingdom	(21,747)	(19,215)
Total Net Loss	$(22,555)	$(21,198)

	December 31,
	2023	2022
Total Assets
United States	$2,938	$18,220
United Kingdom	5,867	9,830
Total Assets	$8,805	$28,050
Long Lived Assets, net
United States	$—	$—
United Kingdom	9	32
Total Long Lived Assets, net	$9	$32

17.  Subsequent Events

On January 12, 2024, the Board of Directors declared a quarterly cash dividend in the amount of $0.15 per share on the Company’s Preferred Stock. The cash dividend was paid on February 1, 2024 to the holders of record of the Preferred Stock as of the close of business on January 22, 2024.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Disclosure Controls:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2023.

Pursuant to this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Subsequent to that evaluation, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that the material weaknesses described below existed as of December 31, 2023. As a result, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis. Management has identified material weaknesses in our internal control over financial reporting associated with the design of our controls over the accounting treatment of contractually required deposits and the accounting treatment for complex non-routine equity transactions. Specifically, we did not effectively design controls to properly account for contractually required deposits and complex non-routine equity transactions.

Remediation Plan

Our remediation process is ongoing and is focused on designing and implementing additional monitoring controls to ensure all complex non routine transactions are identified and properly accounted for in a timely manner. This remediation process cannot be considered complete at this time. There can be no assurance that we will be successful in remediating the material weaknesses. We plan to continue to assess internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters as they are identified. Notwithstanding the identified material weaknesses, we have concluded that the consolidated financial statements in this Annual Report on Form 10 K present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

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

(c) Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) during the fiscal year ended December 31, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other information

Amendment to Amended and Restated Certificate of Incorporation for Reverse Stock Split

At the Special Meeting of Stockholders (the “Special Meeting”) of the Company held on December 8, 2023, the Company’s stockholders approved a proposal authorizing an amendment (the “Certificate of Amendment”) to the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect a one-time reverse stock split of the Company’s outstanding shares of common stock at a ratio of not less than 1-for-3 and not greater than 1-for-15.

On December 15, 2023, the Company filed with the Secretary of State of the State of Delaware the Certificate of Amendment (and also a Certificate of Correction to Certificate of Amendment to the Amended and Restated Certificate of Incorporation) to effect a one-time reverse stock split of the Company’s common stock, at a ratio of 1-for-15 (the “Reverse Stock Split”). The Reverse Stock Split was effective at 5:00 p.m. Eastern Time, after the close of trading on The Nasdaq Capital Market, on December 15, 2023 (the “Effective Time”). At the Effective Time, every 15 shares of the Company’s issued and outstanding common stock were automatically converted into one share of common stock, without any change in the par value per share. In addition, proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options, warrants and other convertible securities, and to the number of shares issued and issuable under the Company’s stock incentive plans.

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by item 10 is incorporated herein by reference from our Proxy Statement, which will be filed with the SEC within 120 days after the end of our 2023 fiscal year pursuant to Regulation 14A for our 2024 Annual Meeting of Stockholders.

Item 11.   Executive Compensation

The information required by item 11 is incorporated herein by reference from our Proxy Statement, which will be filed with the SEC within 120 days after the end of our 2023 fiscal year pursuant to Regulation 14A for our 2024 Annual Meeting of Stockholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by item 12 is incorporated herein by reference from our Proxy Statement, which will be filed with the SEC within 120 days after the end of our 2023 fiscal year pursuant to Regulation 14A for our 2024 Annual Meeting of Stockholders.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by item 13 is incorporated herein by reference from our Proxy Statement, which will be filed with the SEC within 120 days after the end of our 2023 fiscal year pursuant to Regulation 14A for our 2024 Annual Meeting of Stockholders.

Item 14.   Principal Accountant Fees and Services

The information required by item 14 is incorporated herein by reference from our Proxy Statement, which will be filed with the SEC within 120 days after the end of our 2023 fiscal year pursuant to Regulation 14A for our 2024 Annual Meeting of Stockholders.

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

3.4

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cyclacel Pharmaceuticals, Inc. (previously filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, originally filed with the SEC on January 19, 2024, and incorporated herein by reference).

3.5

Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cyclacel Pharmaceuticals, Inc. (previously filed as Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1, originally filed with the SEC on January 19, 2024, and incorporated herein by reference).

3.6

Second Amended and Restated Bylaws of Cyclacel Pharmaceuticals, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 7, 2020, and incorporated herein by reference).

3.7

Amendment No. 1 to the Second Amended and Restated Bylaws of Cyclacel Pharmaceuticals, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on November 7, 2023, and incorporated herein by reference).

3.8

Certificate of Designation of 6% Convertible Exchangeable Preferred Stock (previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on November 5, 2004, and incorporated herein by reference).

3.9

Certificate of Designation of Series A Preferred Stock (previously filed as Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 (No. 333-218305), originally filed with the SEC on July 17, 2017, and incorporated herein by reference).

3.10

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
4.10

Form of Pre-Funded Common Stock Purchase Warrant (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 26, 2023, and incorporated herein by reference).

4.11

Form of Common Stock Purchase Warrant (previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 26, 2023, and incorporated herein by reference).

4.12*	Description of Securities.
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
10.3†

Amended and Restated 2018 Equity Incentive Plan (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K originally filed with the SEC on June 14, 2023, and incorporated herein by reference).

10.4#

Clinical Collaboration Agreement by and between Cyclacel Pharmaceuticals, Inc. and the University of Texas M.D. Anderson Cancer Center dated as of August 21, 2018 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 and incorporated herein by reference).

10.5

Cyclacel Pharmaceuticals, Inc. 2020 Inducement Equity Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on November 12, 2020, and incorporated herein by reference).

10.6

Form of Stock Option Grant Notice and Stock Option Agreement under the Cyclacel Pharmaceuticals, Inc. 2020 Inducement Equity Incentive Plan (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on November 12, 2020, and incorporated herein by reference).

10.7

Employment Agreement between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 4, 2023 and incorporated herein by reference).

10.8

Employment Agreement between Cyclacel Pharmaceuticals, Inc. and Paul McBarron (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 4, 2023 and incorporated herein by reference).

10.9

Form of Indemnification Agreement for directors (previously filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K/A, originally filed with the SEC on November 29, 2023, and incorporated herein by reference).

10.10

Placement Agency Agreement by and between Cyclacel Pharmaceuticals, Inc. and Ladenburg Thalmann & Co. Inc., dated December 21, 2023 (previously filed as Exhibit 10.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 26, 2023 and incorporated herein by reference).

10.11

Securities Purchase Agreement by and between Cyclacel Pharmaceuticals, Inc. and the Purchasers, dated December 21, 2023 (previously filed as Exhibit 10.2 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 26, 2023 and incorporated herein by reference).

10.12

Securities Purchase Agreement by and between Cyclacel Pharmaceuticals, Inc. and Spiro Rombotis and Paul McBarron, dated December 21, 2023 (previously filed as Exhibit 10.3 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 26, 2023 and incorporated herein by reference).

10.13*	Consulting Agreement by and between Cyclacel Pharmaceuticals, Inc. and Brian Schwartz, M.D., dated January 26, 2024.
21

Subsidiaries of Cyclacel Pharmaceuticals, Inc. (previously filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 26, 2014, and incorporated herein by reference).

23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Spiro Rombotis, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Paul McBarron, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Spiro Rombotis, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2**	Certification of Paul McBarron, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
97.1*	Clawback Policy
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

CYCLACEL PHARMACEUTICALS, INC.
Date: March 21, 2024	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer & Executive Vice President, Finance
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Spiro Rombotis	President & Chief Executive Officer	March 21, 2024
Spiro Rombotis	(Principal Executive Officer) and Director

/s/ Paul McBarron	Chief Operating Officer, Chief Financial	March 21, 2024
Paul McBarron	Officer & Executive Vice President, Finance
(Principal Financial and Accounting Officer) and Director

/s/ Dr. Christopher Henney	Chairman	March 21, 2024
Dr. Christopher Henney

/s/ Dr. Robert Spiegel	Vice Chairman	March 21, 2024
Dr. Robert Spiegel

/s/ Dr. Samuel L. Barker	Director	March 21, 2024
Dr. Samuel L. Barker

/s/ Kenneth Ferguson	Director	March 21, 2024
Kenneth Ferguson

/s/ Dr. Brian Schwartz	Director	March 21, 2024
Dr. Brian Schwartz

/s/ Karin L. Walker	Director	March 21, 2024
Karin L. Walker