Form 10-K/A
period 2023-12-31
Cyclacel Pharmaceuticals, Inc.
filed 2024-04-29
CIK 1130166

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

As of April 26, 2024, there were 1,318,257 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Cyclacel Pharmaceuticals, Inc. for the fiscal year ended December 31, 2023, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2024 (the “Original 10-K”). The purpose of this Amendment is to include information required by Part III of the Annual Report on Form 10-K that was intentionally omitted from Part III of the Original 10-K. In addition, this Amendment amends Item 15 of Part IV of the Original 10-K to update the exhibit list and to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the dates described in the Original 10-K, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original 10-K, as information in such filings may update or supersede certain information contained in this Amendment.

In this Amendment, unless the context specifically indicates otherwise, “the Company,” “we,” “us,” “our,” and “Cyclacel” refer to Cyclacel Pharmaceuticals, Inc. and its subsidiaries.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Board of Directors

Our charter provides that our business is to be managed by or under the direction of our Board of Directors. Our Board of Directors is divided into three classes for purposes of election. One class is elected at each annual meeting of stockholders to serve for a three-year term. Our Board of Directors currently consists of three classes, as set forth below. We also have two directors who are elected by holders of our 6% Convertible Exchangeable Preferred Stock (the “Preferred Stock”),

Set forth below, as of December 31, 2023, are the names of our directors, their ages, their offices in the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years. Additionally, information about the specific experience, qualifications, attributes or skills that led to our Board of Directors’ conclusion at the time of filing of this proxy statement that each person listed below should serve as a director is set forth below:

Name	Age	Position
Spiro Rombotis	65	President and Chief Executive Officer; Class 2 Director
Paul McBarron	63	Executive Vice President — Finance, Chief Financial Officer, Chief Operating Officer and Secretary; Class 3 Director Nominee
Dr. Christopher Henney	83	Chairman; Class 3 Director Nominee
Dr. Robert Spiegel	74	Vice Chairman; Class 3 Director Nominee
Dr. Samuel L. Barker	81	Class 2 Director on behalf of our holders of Preferred Stock
Dr. Kenneth M. Ferguson	68	Class 1 Director on behalf of our holders of Preferred Stock
Dr. Brian Schwartz	62	Class 2 Director; Interim Chief Medical Officer
Karin L. Walker	60	Class 1 Director

Board Diversity Matrix
(as of April 23, 2024)

This table provides information on the diversity of our current Board of Directors:

Total Number of Directors	8
	Male	Female
Directors	7	1
Part I: Gender Identity
Part II: Demographic Background
White	6	1
Did not Disclose Demographic Background	1

Class 1 Director (Term to Expire in 2025)

Karin L. Walker.   Ms. Walker has served as a director of the Company since November 2020 and has over 30 years of extensive finance experience in biopharmaceuticals, including in public biotechnology companies and technology companies. Ms. Walker currently serves as the Chief Accounting Officer of Prothena Corporation plc, a late-stage clinical biotechnology company with expertise in protein dysregulation and a pipeline of investigational therapeutics focused on neurodegenerative and rare peripheral amyloid diseases, and has held this position since 2013. Prior to joining Prothena, she was Vice President, Finance and Chief Accounting Officer of Affymax, Inc., a position she held from 2012 to 2013. From 2009 to 2012, Ms. Walker was Vice President, Finance and Corporate Controller at Amyris Inc. From 2006 to 2009, she was Vice President, Finance and Corporate Controller for CV Therapeutics, Inc. Ms. Walker also held senior financial leadership positions at Knight Ridder Digital, Accellion,

Niku Corporation, Financial Engines, Inc. and NeoMagic Corporation. Ms. Walker also served as a director and Audit Committee Chair for LifeSci Acquisition Corp. (a publicly-traded special purpose acquisition company) in 2020. Ms. Walker earned her B.S. in business from the California State Polytechnic University, San Luis Obispo, and is a certified public accountant (CPA). We believe that Ms. Walker’s qualifications to serve on the Board of Directors include experience in the biotechnology and pharmaceutical industry and her many years’ experience in finance.

Class 2 Directors (Terms to expire in 2026)

Spiro Rombotis.   Mr. Rombotis joined Cyclacel as its first CEO in 1997 and has over 38 years at three public biotechs and two pharmas. He participated in in-licensing, clinical development, regulatory approval, partnering and commercial launch of several drugs, mainly in inflammation and hematology/oncology, including Abelcet®, Evacet/Myocet®, ProHance®, Remicade® and Reopro®. Major functional roles included international operations and business development as Vice President at Liposome (subsequently acquired by Elan) and previously Vice President in the pharmaceuticals division of Bristol-Myers Squibb. He began his career in the early ’80s, after training at Novartis, as one of the first employees of Centocor (subsequently acquired by Johnson & Johnson). He holds an MBA and MPH (Hospital & Health Services Management) with honors, Kellogg School of Management, Northwestern University and a BA, Williams College (1981 James A. Garfield Scholar). He serves on the Board of Trustees of BioNJ, the NJ biotech association. We believe Mr. Rombotis’ qualifications to serve on the Board of Directors include his role as President and Chief Executive Officer of our Company, his extensive knowledge and experience in the biotechnology and life sciences industry and his leadership, strategic guidance and operational vision.

Brian Schwartz, M.D.   Dr. Schwartz has served as a director of the company since December 2020 and as our interim Chief Medical Officer since January 2024. Dr. Schwartz has wide-ranging experience as a drug development expert in pharmaceutical and biotechnology industries primarily in oncology, hematology, and rare diseases. From June 2008 to 2020, he served as Senior Vice President, Head of Research & Development and Chief Medical Officer of ArQule Inc., which was acquired for $2.7 billion by Merck & Co. in 2020. Prior to ArQule, Dr. Schwartz was Chief Medical Officer at Ziopharm, having previously held several senior leadership roles at Bayer and LEO Pharma. He is a current Board Member of Enlivex Pharmaceuticals and also served as a director of LifeSci Acquisition Corp., Mereo Biopharma and Infinity. In addition, he serves as an advisor and independent consultant for numerous biotech and investment companies. He received his medical degree from the University of Pretoria, South Africa, completed a fellowship at the University of Toronto, Canada and practiced medicine prior to his career in the biopharmaceutical industry. We believe Dr. Schwartz’s qualifications to serve on the Board of Directors include his extensive knowledge and experience in the biotechnology and life science industry.

Continuing Preferred Stock Class 1 Director (Term to Expire in 2025)

Dr. Kenneth M. Ferguson.   Dr. Ferguson has worked in the biopharmaceutical industry for 30 years, and has led Research and Development operations in a number of publicly funded biotechnology companies. Dr. Ferguson is currently an operating partner at Accelerator Life Science Partners. He served at ICOS Corporation, at various times in its history, as President, Vice President of Therapeutic Development and Senior Director of Research. He was co-team leader of ICOS’ joint venture with Eli Lilly and Company that resulted in the launch of Cialis®/Adcirca® for the treatment of erectile dysfunction, benign prostatic hyperplasia and pulmonary arterial hypertension. Subsequently, Dr. Ferguson was Vice President of Development and Chief Development Officer at Omeros Corporation and was involved in the approval and the launch of its first product for use in cataract surgery. Dr. Ferguson has also served as President and CEO of privately held Imvaxyn Corporation, a company dedicated to the exploration of new vaccine technology and was Chief Scientific Officer of EMulate Therapeutics. Dr. Ferguson graduated in biological sciences from Cornell University, obtained his PhD in pharmacology from the University of Texas Health Sciences Center Dallas, and completed his postdoctoral studies at Cold Spring Harbor Laboratory in New York. We believe Dr. Ferguson’s qualifications to serve on the Board of Directors include his extensive knowledge and business experience in the biotechnology industry, including as an executive in public companies, where he developed specific expertise in research and development of pharmaceutical products.

Continuing Preferred Stock Class 2 Director (Term to Expire in 2026)

Samuel L. Barker.   Dr. Barker has served as a director of the Company since September 2014. In 2001, Dr. Barker co-founded Clearview Projects, Inc., a provider of partnering and transaction services to biopharmaceutical companies, where he was active until September 2010, having served as its President and Chief Executive Officer from 2003 to 2004. Dr. Barker served in a series of leadership positions at Bristol-Myers Squibb Company until his retirement in 1999. His positions at Bristol-Myers Squibb included service as Executive Vice President, Worldwide Franchise Management and Strategy during 1998; President, United States Pharmaceuticals from 1992 to 1998; and President, Bristol-Myers Squibb Intercontinental Commercial Operations from 1989 to 1991. Prior to 1989, Dr. Barker held executive positions in research and development, manufacturing, business development and served as President of U.S. commercial operations at Squibb Pharmaceuticals. Dr. Barker has served as a director of Lexicon Pharmaceuticals, Inc. since 2001 and as Chairman from 2005 to 2012. Dr. Barker also served as a director of Cadence Pharmaceuticals, Inc. from 2006 to 2014 and AtheroGenics, Inc. from 2005 to 2009. Dr. Barker received his B.S. from Henderson State College, his M.S. from the University of Arkansas and his Ph.D. from Purdue University. We believe that Dr. Barker’s qualifications to serve on the Board of Directors include his extensive experience in senior leadership positions in the global pharmaceutical industry, where he developed specific expertise in the identification, development, commercialization and partnering of pharmaceutical products.

Class 3 Directors (Terms to Expire in 2027; if re-elected)

Christopher S. Henney, Ph.D. D.Sc.   Dr. Henney has served as a director of the Company since March 2006. Dr. Henney became Chairman of the Board of Directors of the Company in October 2020. Dr. Henney had served as a director of Xcyte Therapies Inc., acquired by the Company in 2006, since March 2005, and continued on as Vice Chairman of the Company. Previously, Dr. Henney co-founded three major publicly held U.S. biotechnology companies, Immunex, ICOS and Dendreon, and held a seat on the board of directors and executive positions at each company. From 1995 to January 2003, Dr. Henney was Chairman and Chief Executive Officer of Dendreon Corporation. During part of 2016, he was also interim President and Chief Executive Officer of Cascadian Therapeutics Inc. and a board member of Anthera Pharmaceuticals, Inc., both biotechnology companies. Dr. Henney was a director of Prothena Corporation plc from 2013 until May 2022. Dr. Henney received a Ph.D. in experimental pathology from the University of Birmingham and a D.Sc. from the same university for contributions to the field of immunology. In 2012, Dr. Henney was inducted into the Biotechnology Hall of Fame. We believe Dr. Henney’s qualifications to serve on the Board of Directors include his extensive knowledge and business experience in the biotechnology industry, including a diversified background as an executive in public companies and as a board member of many public companies, giving him a breadth of knowledge and valuable understanding of our business.

Paul McBarron.   Mr. McBarron has served as a director of the Company since March 2006. Mr. McBarron joined Cyclacel in January 2002 and has over 30 years of experience with pharmaceutical and biotechnology companies. He has served as a financial executive at Sterling Drug, Sanofi-Winthrop and SmithKline Beecham and, from 1996 to 2001, as a senior member of the finance team at Shire Pharmaceuticals plc, where he held the positions of Director of Corporate Finance and Group Financial Controller. He joined Shire when it was an emerging public company. He qualified as a chartered accountant with Ernst & Young and served on the Scottish Lifesciences Association Board. We believe Mr. McBarron’s qualifications to serve on the Board of Directors include his role as Executive Vice President, Finance and Chief Operating Officer of our Company, his experience in the biotechnology and pharmaceutical industry and his expertise in financial areas and operations.

Robert J. Spiegel, M.D.   Dr. Spiegel has served as a director of the Company since September 2018. Dr. Spiegel has over 30 years of extensive R&D and operational experience in biopharmaceuticals, including large pharmaceutical and biotechnology companies, and academic startups as well as an advisor to venture capital and private equity funds. Dr. Spiegel has also served as a director of Athenex, Inc., a global biopharmaceutical company, since August 2020, of Geron Corp., a late-stage clinical biopharmaceutical company, since May 2010, and of Ayala Pharmaceuticals, Inc., a clinical-stage oncology company, since December 2017. Dr. Spiegel was an Assistant Professor and Director of the Developmental Therapeutics Program at New York University Medical Center and then spent 25 years at Schering-Plough (subsequently acquired by Merck & Co.), where he joined as the first Director for Oncology Clinical Research. He subsequently held a series of senior executive positions, including Senior Vice President for Worldwide Clinical Research and Chief Medical Officer. During his time at Schering-Plough he led teams that took numerous drug candidates through clinical development and was involved with over 30 New Drug Application approvals by the U.S. FDA. For the last seven years, he has been a consultant to the biotech industry and has served on the Scientific Advisory Board and Board of Directors of multiple biotech companies. Dr. Spiegel received his B.A. from Yale University and his M.D. from the University of Pennsylvania. He completed his specialty training at the National Cancer Institute, National Institute of Health (NIH). We believe Dr. Spiegel’s qualifications to serve on the Board of Directors include his extensive knowledge and business experience in the biotechnology industry, including a diversified background as an executive in public companies and as a board member of several public companies, giving him a breadth of knowledge and valuable understanding of our business.

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our Board of Directors has determined that each of the following directors is an “independent director” as such term is defined by rules of The Nasdaq Stock Market, Inc., or Nasdaq:

●	Christopher S. Henney, Ph.D., D.Sc.
●	Robert J. Spiegel, M.D.
●	Samuel L. Barker, Ph.D.
●	Kenneth M. Ferguson, Ph.D.
●	Karin L. Walker

The Board of Directors has established three standing committees: (1) the Compensation and Organization Development Committee, (2) the Audit Committee, and (3) the Nominating and Corporate Governance Committee. The Board of Directors has also determined that each member of these committees meets the independence requirements applicable to each such committee as prescribed by Nasdaq and the SEC. Dr. Schwartz will not be considered an independent director while serving as interim Chief Medical Officer. Following his appointment on January 25, 2024, Dr Schwartz resigned from the Nominating and Corporate Governance Committee. In September 2018, the Board of Directors also reconstituted the Science and Technology Committee.

Committees of the Board of Directors and Meetings

Meeting Attendance.   During fiscal 2023, there were 11 meetings of our Board of Directors, and the Compensation and Organization Development Committee, the Audit Committee, the Nominating and Corporate Governance Committee and the Science and Technology Committee met collectively a total of 15 times. No director attended fewer than 55% of the total number of meetings of the Board of Directors or of the committees of the Board of Directors on which they served during fiscal 2023. We have adopted a policy encouraging our directors to attend annual meetings of stockholders. Five of our then directors attended our annual stockholders’ meeting held on June 13, 2023. Each of the committees of the Board of Directors is described below.

Audit Committee.   Our Audit Committee met six times during fiscal 2023. The Audit Committee during such period had four members: Karin L. Walker (Chair), Dr. Christopher Henney, Dr. Samuel L. Barker and Dr. Robert J. Spiegel. Karin L. Walker was appointed as Chairman of the Audit Committee on February 18, 2021. All members of the Audit Committee satisfy the current independence standards promulgated by Nasdaq and the SEC, as such standards apply specifically to members of audit committees. The Board of Directors has determined that Karin L. Walker is an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K.

Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. For additional information, please see the report of the Audit Committee set forth elsewhere in this proxy statement. A copy of the Audit Committee’s written charter is publicly available on our website at www.cyclacel.com.

Compensation and Organization Development Committee.   Our Compensation and Organization Development Committee met three times during fiscal 2023. The Compensation and Organization Development Committee is composed entirely of directors who are not our current or former employees, all of whom qualify as independent under the definition promulgated by Nasdaq and the SEC. The Compensation and Organization Development Committee currently has three members: Dr. Samuel L. Barker (Chairman), Dr. Christopher S. Henney and Dr. Kenneth M. Ferguson. Our Compensation and Organization Development Committee’s role and responsibilities are set forth in its written charter and include reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success. The Compensation and Organization Development Committee also administers our 2020 Inducement Equity Incentive Plan, our 2018 Equity Incentive Plan, our 2015 Equity Incentive Plan and our Amended and Restated 2006 Equity Incentive Plan, as amended. Our Compensation and Organization Development Committee is responsible for the determination of the compensation of our chief executive officer, and shall conduct its decision making process with respect to that issue without the chief executive officer present.

A copy of the Compensation and Organization Development Committee’s written charter is publicly available on our website at www.cyclacel.com.

Nominating and Corporate Governance Committee.   Our Nominating and Corporate Governance Committee met [once] during fiscal 2023. The Nominating and Corporate Governance Committee consists of Dr. Christopher S. Henney (Chairman), Karin L. Walker and Dr. Robert J. Spiegel, all of whom qualify as independent under the definition promulgated by Nasdaq and the SEC. Dr. Brian Schwartz resigned from the Nominating and Corporate Governance Committee when appointed interim Chief Medical Officer on January 25, 2024. The functions of the Nominating and Corporate Governance Committee are set forth in the Nominating and Corporate Governance Committee’s charter and include evaluating and making recommendations to the full Board of Directors as to the size and composition of the Board of Directors and its committees, evaluating and making recommendations as to potential candidates, and evaluating the performance of the Board of Directors. Generally, our Nominating and Corporate Governance Committee considers candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. Once identified, the Nominating and Corporate Governance Committee will evaluate a candidate’s qualifications in accordance with its guiding principles as set forth in the Nominating and Corporate Governance Committee’s written charter. Additionally, the Nominating Committee will consider issues of diversity among its members in identifying and considering nominees for director, and strive where appropriate to achieve a diverse balance of backgrounds, perspectives, experience, age, gender, ethnicity and country of citizenship on our board of directors and its committees.

If a stockholder wishes to nominate a candidate for director who is not to be included in our proxy statement, it must follow the procedures described in our By-Laws and in “Stockholder Proposals and Nominations for Director” at the end of this proxy statement.

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

Science and Technology Committee.   The Science and Technology Committee, which met 4 times during fiscal 2023, consists of Dr. Robert J. Spiegel (Chairman), Dr. Samuel L. Barker, Dr. Kenneth M. Ferguson and Dr. Brian Schwartz.

The responsibilities of the Science and Technology Committee are set forth in the Science and Technology Committee’s charter and include providing oversight on behalf of the Board of Directors of our overall strategic direction and investment in research and development (“R&D”) and technological and scientific initiatives. The Science and Technology Committee also assists the Board of Directors and our management in evaluating risks and potential commercial value of technical profiles regarding our R&D programs and technology, as they might impact our business performance, growth and competitive position.

Board Leadership Structure

Dr. Christopher Henney serves as the Chairman of our Board of Directors and Mr. Rombotis serves as our President and Chief Executive Officer. Dr. Christopher Henney is an independent director under the definition promulgated by Nasdaq and the SEC, and we believe that it is preferable for one of our independent directors to serve as Chairman of the Board of Directors. We also believe that this structure is the most effective structure for us and our stockholders at this time because a separate chairman (i) can provide the Chief Executive Officer with guidance and feedback on his performance, (ii) provides a more effective channel for the Board of Directors to express views on management, and (iii) allows the Chairman to focus on stockholder interests and corporate governance while providing Mr. Rombotis with the ability to focus his attention on managing our day-to-day operations. As Dr. Henney has significant senior level pharmaceutical industry experience, he is particularly well-suited to serve as Chairman.

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

Policy Prohibiting Hedging

Our Insider Trading Policy provides that no employee, officer or director may acquire, sell or trade in any interest or position relating to the future price of Company securities, such as a put option, a call option or a short sale (including a short sale “against the box”), or engage in hedging transactions (including “cashless collars”).

Stockholder Communications to the Board of Directors

Generally, stockholders who have questions or concerns should contact our Investor Relations department at (908) 517-7330 or e-mail at ir@cyclacel.com. However, stockholders wishing to submit written communications directly to the Board of Directors should send their communications to our Secretary, Paul McBarron, Cyclacel Pharmaceuticals, Inc., 200 Connell Drive, Suite 1500, Berkeley Heights, New Jersey 07922. All stockholder communications will be considered by the independent members of our Board of Directors. Items that are unrelated to the duties and responsibilities of the Board may be excluded, such as:

●	junk mail and mass mailings;
●	resumes and other forms of job inquiries;
●	surveys; and
●	solicitations or advertisements.

In addition, any material that is unduly hostile, threatening, or illegal in nature may be excluded, provided that any communication that is filtered out will be made available to any independent director upon request.

Item 11. Executive Compensation

Summary Compensation Table

The following table shows the compensation paid or accrued during the last two fiscal years ended December 31, 2022 and 2023 to (1) our President and Chief Executive Officer, (2) our Executive Vice President, Finance, Chief Financial Officer and Chief Operating Officer, and (3) our former Senior Vice President and Chief Medical Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Spiro Rombotis	2023	560,131	0	48,581	52,337	661,049
President and Chief Executive Officer	2022	546,470	169,406	-	47,675	763,551

Paul McBarron(3)	2023	304,214	0	31,003	17,398	352,615
Executive Vice President, Finance, Chief Financial Officer, Chief Operating Officer, Secretary	2022	279,568	93,655	-	21,452	394,675

Mark Kirschbaum, MD	2023	396,760	0	31,003	52,855	480,618
Former Senior Vice President and Chief Medical Officer (4)	2022	381,500	97,644	-	44,699	523,843
(1)	These amounts represent the aggregate grant date fair value for option awards computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in our Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. No Options were granted during the year ended December 31, 2022 to Spiro Rombotis, Paul McBarron, or Mark Kirschbaum. Options were granted during the year ended December 31, 2023 to Spiro Rombotis, Paul McBarron, and Mark Kirschbaum in the amounts of 7,333 shares, 4,680 shares, and 4,680 shares, respectively.

(2)	Consists of the following for all executive officers: Payments for private medical and health insurance, life insurance and permanent health insurance; and matching contributions made under the Company’s U.S. 401(k) Plan and U.K. Group Personal Pension Plan.
(3)	Mr. McBarron’s compensation was translated from British pound sterling to the U.S. dollar using the exchange rates of 1.35104 as of December 31, 2022 and 1.24361 as of December 31, 2023.
(4)	Dr. Kirschbaum was terminated as Chief Medical Officer on January 25, 2024.

Narrative Disclosure to Summary Compensation Table

The Compensation and Organization Development Committee of our Board of Directors makes decisions regarding the compensation of our President and Chief Executive Officer. The Compensation and Organization Development Committee is composed entirely of independent directors and meets in executive sessions to discuss and formulate its recommendation for the Chief Executive Officer’s base salary and bonus. The Compensation and Organization Development Committee does not rely solely on any predetermined formula or a limited set of criteria in evaluating the Chief Executive Officer’s performance for the year but does consider the achievement of preset goals as part of its deliberations.

The evaluation is based on the Chief Executive Officer’s success in achieving his performance goals, which include financial, strategic and leadership objectives. The Chief Executive Officer also provides the Compensation and Organization Development Committee with a self-review of his performance as part of the Company’s review process. The Compensation and Organization Development Committee also approves the annual compensation (including base salary, bonus, and stock-based compensation) for our other named executive officers based on:

●	the executive’s scope of responsibilities;
●	an informed market assessment of competitive practices for similar roles within peer group companies;
●	evaluations of performance for the year, as assessed by the Chief Executive Officer, supported by the Company’s performance review process and the executive’s self-assessment; and
●	recommendations by our Chief Executive Officer for each named executive officer with respect to base salary, cash bonus, and stock-based compensation.

The Compensation and Organization Development Committee is authorized to engage and retain independent consultants and other experts to assist in fulfilling its responsibilities, and the Committee engages periodically an external consultant to provide independent verification of market position and ensure the appropriateness of executive compensation. During the year ended December 31, 2023, our Compensation and Organization Development Committee retained Radford, part of the Aon Rewards Solutions practice, or Radford, an independent, executive compensation consulting firm, to review and provide recommendations concerning our non-employee director and executive director compensation programs. Radford performed services solely on behalf of the Compensation and Organization Development Committee and has no relationship with the Company or management beyond the performance of such services (except that Aon plc provides directors & officers insurance services to the Company). The Compensation and Organization Development Committee has assessed the independence of Radford pursuant to SEC rules and the corporate governance rules of The Nasdaq Stock Market and has concluded that no conflict of interest exists that would prevent Radford from independently representing the Compensation and Organization Development Committee.

During the most recent year ended December 31, 2023, the Board of Directors and the Compensation and Organization Development Committee reviewed the annual compensation for our executive officers. The Compensation and Organization Development Committee determined to provide increases in base salary for 2023 to Spiro Rombotis, Paul McBarron and Mark Kirschbaum, raising annual salaries to $560,131, £244,622 (or $304,214) and $396,760, respectively.

We granted 3,840, 2,080, and 2,080 restricted stock units to Spiro Rombotis, Paul McBarron and Mark Kirschbaum, respectively, during the year ended December 31, 2023.

Spiro Rombotis, President and Chief Executive Officer.   On April 28, 2023, we entered into a two-year employment agreement with Mr. Spiro Rombotis, effective January 1, 2023.

Mr. Rombotis’ current annual base salary is $560,131, which may be increased in the future in accordance with the terms of his employment agreement. Mr. Rombotis was paid an annual base salary of $560,131 for the year ending December 31, 2023 and $546,470 for the year ending December 31, 2022. Mr. Rombotis is also eligible for a yearly incentive cash bonus, based on a percentage of his then current base salary, if he meets certain corporate and individual performance criteria set by the Compensation and Organization Development Committee at the beginning of each year of employment. The agreement also provides for reimbursement of reasonable and necessary expenses incurred by Mr. Rombotis in connection with his performance of his services. Mr. Rombotis is also entitled to certain employment benefits in accordance with the Company’s benefit policies in effect from time to time.

In addition, Mr. Rombotis also agreed to certain confidentiality and assignment of inventions obligations and will be subject to certain non-competition obligations for a period of one year following termination of his employment.

For further information on terms regarding termination and change-in-control of the Company, see “Potential Payments upon Termination or Change-in-Control” below.

Paul McBarron, Executive Vice President — Finance, Chief Financial Officer, Chief Operating Officer and Secretary.   On April 28, 2023, we entered into a two-year employment agreement with Mr. Paul McBarron, effective January 1, 2023. Mr. McBarron’s current annual base salary is £244,622, or $304,214, which may be increased in the future in accordance with the terms of his employment agreement.

Mr. McBarron was paid an annual base salary of £244,622, or $304,214 for the year ending December 31, 2023 and £226,133, or $279,568, for the year ending December 31, 2022, respectively. Mr. McBarron is also eligible for a yearly incentive cash bonus based on a percentage of his then current base salary, if he meets certain corporate and individual performance criteria set by the Compensation and Organization Development Committee at the beginning of each year of employment. The agreement also provides for reimbursement of reasonable and necessary expenses incurred by Mr. McBarron in connection with the performance of his services. Mr. McBarron is also entitled to certain employment benefits in accordance with the Company’s benefit policies in effect from time to time.

In addition, Mr. McBarron also agreed to certain confidentiality and assignment of inventions obligations and will be subject to certain non-competition obligations for a period of one year following termination of his employment.

For further information on terms regarding termination and change-in-control of the Company, see “Potential Payments upon Termination or Change-in-Control” below.

Mark Kirschbaum, Former Senior Vice President and Chief Medical Officer.   On October 17, 2020, we entered into an employment agreement with Dr. Mark Kirschbaum, effective October 23, 2020. We terminated Dr. Kirschbaum’s employment on January 25, 2024.

 Prior to his termination, Dr. Kirschbaum’ annual base salary was $396,760. Dr. Kirschbaum was paid an annual base salary of $396,760 for the year ending December 31, 2023 and $381,500 for the year ending December 31, 2022.

In addition, Dr. Kirschbaum also agreed to certain confidentiality and assignment of inventions obligations and will be subject to certain non-competition obligations for a period of one year following termination of his employment.

EQUITY COMPENSATION PLAN INFORMATION

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table shows grants of stock options outstanding on the last day of the fiscal year ended December 31, 2023, to each of the executive officers named in the Summary Compensation Table. As applicable, the figures described in this section have been adjusted to give effect to the reverse stock split completed on December 15, 2023.

Name	Number of Securities Underlying Options Exercisable		Number of Securities Underlying Options Unexercisable	Option Exercise Price(1) ($)	Option Expiration Date
Spiro Rombotis	22	(2)		3,096.00	02/18/2025
	121	(3)		2,120.40	12/07/2025
	104	(4)		522.00	12/29/2027
	95	(4)		468.00	02/22/2028
	1,693	(5)		213.00	01/04/2029
	11,666	(6)		64.80	12/11/2030
	8,444	(8)	4,222	51.75	12/13/2031
	0	(9)	7,333	8.70	06/27/2033
Paul McBarron	14	(2)		3,096	02/18/2025
	72	(3)		2,120.40	12/07/2025
	86	(4)		522.00	12/29/2027
	79	(4)		468.00	02/22/2028
	900	(5)		213.00	01/04/2029
	8,000	(6)		64.80	12/11/2030
	4,444	(8)	2,222	51.75	12/13/2031
	0	(9)	4,680	8.70	06/27/2033
Mark Kirschbaum (10)	8,000	(7)	0	56.55	10/23/2030
	4,444	(8)	2,222	51.75	12/13/2031
	0	(9)	4,680	8.70	06/27/2033
(1)	The option exercise price is the closing price of our Common Stock on The Nasdaq Capital Market on the date the option was granted.
(2)	These options were granted on February 18, 2015, and vest ratably on a monthly basis over 36 months.
(3)	These options were granted on December 7, 2015, and vest ratably on a monthly basis over 36 months.
(4)	Certain performance criteria were deemed to have been met in 2018 and 2019, and as such, performance-based options granted in 2017 and 2018 vested.
(5)	These options were granted on January 4, 2019 and included part of the 2018 bonus award, and vest ratably on a monthly basis over 36 months.
(6)	These options were granted on December 11, 2020, and vest ratably on a monthly basis over 36 months.
(7)	These options were granted on October 23, 2020 and vest over 36 months as to one third (1/3) of the shares on the first anniversary of the Grant Date and as to one thirty-sixth (1/36) of the total number shares monthly thereafter.
(8)	These options were granted on December 13, 2021, and vest ratably on a monthly basis over 36 months.
(9)	These options were granted on June 27, 2023, and vest on achievement of certain performance criteria.
(10)	We terminated Dr. Kirschbaum’s employment on January 25, 2024. These options have ceased vesting as of January 25, 2024, and have not been exercised as of February 6, 2024.

Potential Payments Upon Termination or Change-in-Control

We have entered into agreements that require us to make payments and/or provide benefits to certain of our executive officers in the event of a termination of employment or change-in-control. Our 2006 Equity Incentive Plan, or 2006 Plan, our 2015 Equity Incentive Plan, or 2015 Plan, our 2018 Equity Incentive Plan, or 2018 Plan, and our 2020 Inducement Equity Incentive Plan, or 2020 Plan (and collectively with the 2006 Plan, 2015 Plan, and 2018 Plan the “Plans”) provide for payments to named executive officers in connection with a termination or a change-in-control of the Company.

The following summarizes the potential payments to certain of our executive officers with whom we have entered into an employment agreement that includes a payment upon termination and/or a change-in-control, as further described below.

Spiro Rombotis, President and Chief Executive Officer.   Mr. Rombotis’s employment agreement provides for certain severance arrangements. In the event that Mr. Rombotis’s employment is terminated “without cause,” other than termination in connection with a “change of control” (each as defined in the employment agreement), we will be required to pay Mr. Rombotis (i) all accrued but unpaid compensation up to the time of such termination; (ii) for a period of twelve months following such termination, severance payments in the form of his base salary as in effect immediately prior to such termination, or Severance Payments, including form of continuation coverage of his medical care and life insurance on the same terms as applicable to other executive employees, unless Mr. Rombotis obtains substitute coverage; and (iii) a period of six months in which to exercise all vested options held by Mr. Rombotis. In the event that Mr. Rombotis’s employment is terminated within six months following a “change-in-control” event, Mr. Rombotis will be entitled to (i) all accrued but unpaid compensation up to the time of such termination; (ii) Severance Payments for a period of 24 months; (iii) out-of-pocket expenses reasonably incurred by Mr. Rombotis in connection with his and his family’s relocation to London; and (iv) eighteen months’ accelerated vesting of any options held by him. In the event of termination due to his death or disability, we will pay Mr. Rombotis (or his estate, as the case may be) (i) all accrued but unpaid compensation up to the time of such termination and (ii) Severance Payments for a period of twelve months. He (or his estate, as the case may be) would also be entitled to a period of twelve months in which all of his vested options can be exercised.

Paul McBarron, Executive Vice President — Finance, Chief Financial Officer, Chief Operating Officer and Secretary.   Mr. McBarron’s employment agreement provides for certain severance arrangements. In the event that Mr. McBarron’s employment is terminated “without cause,” other than termination in connection with a “change of control” (each as defined in his employment agreement), we will be required to pay Mr. McBarron (i) all accrued but unpaid compensation up to the time of such termination; (ii) Severance Payments for a period of twelve months following such termination; and (iii) a period of six months in which to exercise all vested options held by Mr. McBarron. In the event that Mr. McBarron’s employment is terminated within six months following a “change-in-control” event, Mr. McBarron will be entitled (i) all accrued but unpaid compensation up to the time of such termination; (ii) Severance Payments for a period of twelve months; and (iii) eighteen months’ accelerated vesting of any options held by him. In the event of termination due to his death or disability, we will pay Mr. McBarron (or his estate, as the case may be) all accrued but unpaid compensation up to the time of such termination and Severance Payments for a period of twelve months. He (or his estate, as the case may be) would also be entitled to a period of twelve months in which all of his vested options can be exercised.

Potential payments to each named executive officer under our Plans in connection with a termination or a change-in-control of the Company

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

Termination Without Cause.   If an award recipient’s service relationship with the Company terminates for any reason other than for “cause” (excluding death or disability), then the recipient generally may exercise the award, to the extent vested, within 30 days (in our 2006 Plan) or three months (in our 2015 Plan, 2018 Plan, and 2020 Plan), of such termination to the extent that the award is vested on the date of termination (but in no event later than the expiration of the term of the award as set forth in the award agreement). If the recipient dies within three months following such a termination, the award generally may be exercised, to the extent vested, within 180 days’ or one year (as per the 2006 Plan, 2015 Plan, 2018 Plan, and 2020 Plan, respectively) of the recipient’s death. If an award recipient’s service relationship with the Company terminates due to his or her death, the award recipient’s personal representative, estate, or the person who acquires the right to exercise the award by bequest or inheritance, as the case may be, generally may exercise the award, to the extent the award was vested on the date of termination, within one year from the date of the recipient’s death. Pursuant to the 2006 Plan, if an award recipient’s service relationship with the Company terminates due to his or her disability, the recipient, the recipient’s personal representative, estate, or the person who acquires the right to exercise the award by bequest or inheritance, as the case may be, generally may exercise the award, to the extent exercisable on the date of termination, within one year from the date of the recipient’s termination, or if the recipient dies during such one-year period, within the later of one year from the date of the recipient’s termination and 180 days from the recipient’s death. In no event may an award be exercised later than the expiration of the term of the award as set forth in the award agreement. Pursuant to the 2015 Plan, 2018 Plan, and 2020 Plan, with regard to options outstanding on the date of an individual’s termination due to disability, he or she may exercise any option to the extent that the option is exercisable but has not been exercised on the date of termination. Such an individual is also entitled to any additional vesting rights that would have accrued on the next vesting date had he or she not become disabled. Exercise may only occur during the one-year period after the date of termination. With regard to stock grants and stock-based awards outstanding on the date of an individual’s termination due to disability, to the extent the forfeiture provisions or the Company’s rights of repurchase have not lapsed, they shall be exercisable; provided, however, that in the event such forfeiture provisions or rights of repurchase lapse periodically, they shall lapse to the extent of a pro rata portion of the shares subject to such stock grant or stock-based award through the date of disability as would have lapsed had the individual not become disabled.

Change-in-Control.   Pursuant to the terms of the Plans, in the event of a change-in-control (as defined in the Plans), all outstanding awards granted under the Plans will be either:

●	assumed by the successor corporation or a parent or subsidiary of the successor corporation; or
●	substituted with an equivalent award by the successor corporation or a parent or subsidiary of the successor corporation.

However, in the event that the successor corporation refuses to assume or substitute an award:

●	awards consisting of options, stock appreciation rights and rights to purchase restricted stock will become fully vested and immediately exercisable, including awards that would not otherwise have become vested or exercisable; and
●	all other awards will become fully earned and eligible to receive a payout.

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

Under the Plans, a change-in-control is the occurrence of one of the following events:

●	a person, partnership, joint venture, corporation or other entity, or two or more of any of the foregoing acting as a group (or any “person” within the meaning of Sections 13(d)(3) and 14(d) of the Exchange Act), other than the Company, a Subsidiary, or an employee benefit plan (or related trust) of the Company or a Subsidiary, become(s) the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act) of 30% or more of the then-outstanding voting stock of the Company;
●	during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors (together with any new director whose election by the Board of Directors or whose nomination for election by the Company’s stockholders, was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the directors then in office;
●	all or substantially all of the business of the Company is disposed of pursuant to a merger, consolidation or other transaction in which the Company is not the surviving corporation or the Company combines with another Company and is the surviving corporation (unless the stockholders of the Company immediately following such merger, consolidation, combination, or other transaction beneficially own, directly or indirectly, more than 50% of the aggregate voting stock or other ownership interests of (x) the entity or entities, if any, that succeed to the business of the Company or (y) the combined company);
●	the Company is a party to a merger, consolidation, sale of assets or other reorganization, or a proxy contest, as a consequence of which the Board of Directors in office immediately prior to such transaction or event constitutes less than a majority of the Board of Directors thereafter; or the stockholders of the Company approve a sale of all or substantially all of the assets of the Company or a liquidation or dissolution of the Company.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2023 to each of our non-employee directors. Directors who are employed by us are not compensated for their service on our Board of Directors. As applicable, the figures described in this section have been adjusted to give effect to the reverse stock split completed on December 15, 2023.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Stock Awards ($)(1)(3)	Total ($)
Christopher S. Henney, Ph.D. D.Sc	$105,500	$18,991	$12,500	$136,991
Robert J. Spiegel, M.D.	$84,500	$18,991	$12,500	$115,991
Samuel L. Barker, Ph.D.	$66,500	$18,991	$12,500	$97,991
Kenneth M. Ferguson, Ph.D.	$54,000	$18,991	$12,500	$85,491
Brian Schwartz, M.D.	$53,000	$18,991	$12,500	$84,491
Karin L. Walker	$64,000	$18,991	$12,500	$95,491
(1)	These amounts represent the aggregate grant date fair value of options and restricted stock units granted to each director during the year ended December 31, 2023 computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 11 to our financial statements included on our Form 10-K for the fiscal year ended December 31, 2023.
(2)	The fair value of the options granted on June 30, 2023 was $6.71 per share. Each non-employee director held an aggregate of 2,829 stock options as of December 31, 2023.
(3)	The fair value of RSUs granted on June 30, 2023 was $8.84 per share. Each non-employee director held an aggregate of 1,415 RSUs as of December 31, 2023.

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

The Chair of each of the various committees of the Board of Directors will also receive the following fixed annual fee, payable on a quarterly basis, in arrears, on the first day of each quarter, as follows:

Audit	$15,000
Compensation and Organization Development	$10,000
Nominating and Corporate Governance	$8,000
Science and Technology	$8,000

The non-Chair members of each of the various committees of the Board of Directors will also receive the following fixed annual member fee, payable on a quarterly basis, in arrears, on the first day of each quarter, as follows:

Audit	$7,500
Compensation and Organization Development	$5,000
Nominating and Corporate Governance	$4,000
Science and Technology	$4,000

In addition, the non-employee members of our Board of Directors are entitled to receive stock options and / or restricted stock options (RSUs) on their initial appointment to the Board and on an annual basis on the date of the Company’s annual meeting, such options and RSUs to vest fully on the first anniversary of the date of the grant. The non-employee directors are also reimbursed for customary business expenses in connection with attending Board of Directors and committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock and our 6% Convertible Exchangeable Preferred Stock (the “Preferred Stock”) as of April 23, 2024 for (a) each of our named executive officers, (b) each of our directors and director nominees, (c) all of our current directors and executive officers as a group, and (d) each stockholder known by us to own beneficially more than 5% of our Common Stock or Preferred Stock, relying solely upon the amounts and percentages disclosed in their public filings.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of Common Stock that may be acquired by an individual or group within 60 days of April 23, 2024 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group but do not deem them to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of stock shown to be beneficially owned by them based on information provided to us by these stockholders.

Percentage of ownership of Common Stock is based on 1,318,257 shares of Common Stock outstanding as of April 23, 2024. Percentage of ownership of Preferred Stock is based on 335,273 shares of Preferred Stock outstanding as of April 23, 2024.

The address for each of the directors, director nominees and named executive officers is c/o Cyclacel Pharmaceuticals, Inc., 200 Connell Drive, Suite 1500, Berkeley Heights, New Jersey 07922. Addresses of other beneficial owners are noted in the table.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Owned	Number of Shares of Preferred Stock Beneficially Owned	Percentage of Preferred Stock Owned
Dr. Samuel L. Barker	4,155	*	0	0
Dr. Kenneth M. Ferguson(1)	2,636	*	0	0
Dr. Christopher Henney	4,089	*	0	0

Paul McBarron(2)	16,611	1.26%	0	0
Spiro Rombotis(3)	30,658	2.33%	1,600	*

Dr. Robert Spiegel	4,073	*	0	0
Dr. Brian Schwartz(4)	25,028	1.90%	0	0
Karin Walker(5)	4,194	*	0	0
Executive officers and directors as a group (8 persons)(6)	91,444	6.94%	1,600	*
5% or more stockholders
Entities affiliated with Lind Global Fund II LP(7)	102,250	7.76%	0	0
Entities affiliated with Altium Growth Fund, LP(8)	82,032	6.22%	0	0
*	Represents beneficial ownership of less than 1% of the outstanding shares of our Common Stock or of our Preferred Stock.
(1)	Includes options to purchase 175 shares of Common Stock that are exercisable within 60 days of April 23, 2024 and 527 Restricted Stock Units that will vest within 60 days of April 23, 2024.

(2)	Includes options to purchase 370 shares of Common Stock that are exercisable within 60 days of April 23, 2024
(3)

Includes options to purchase 704 shares of Common Stock that are exercisable within 60 days of April 23, 2024. Does not include 46 shares of Common Stock beneficially owned by Kalliopi Rombotis, Mr. Rombotis’ mother. Mr. Rombotis disclaims beneficial ownership of the foregoing shares.

(4)	Includes options to purchase 4,167 shares of Common Stock that are exercisable within 60 days of April 23, 2024 and 4,167 Restricted Stock Units that will vest within 60 days of April 23, 2024.
(5)	Includes options to purchase 9 shares of Common Stock that are exercisable within 60 days of April 23, 2024.
(6)	See footnotes 1 through and including 5.
(7)

Based solely on Schedule 13G/A filed with the SEC on January 4, 2024 by Lind Global Fund II, LP. Lind Global Partners II LLC, the general partner of Lind Global Fund II LP, may be deemed to have sole voting and dispositive power with respect to the shares held by Lind Global Fund II LP. Jeff Easton, the managing member of Lind Global Partners II LLC, may be deemed to have sole voting and dispositive power with respect to the shares held by Lind Global Fund II LP.

(8)

Based solely on Schedule 13G/A filed with the SEC on January 10, 2024 by Altium Growth Fund, LP. Altium Capital Management, LP is the investment adviser of, and may be deemed to beneficially own securities, owned by the Altium Growth Fund, LP (the “Fund”). Altium Growth GP, LLC is the general partner of, and may be deemed to beneficially own securities, owned by the Fund.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2023. As applicable, the figures described in this section have been adjusted to give effect to the reverse stock split completed on December 15, 2023.

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Total equity compensation plans approved by security holders(1)	137,446	$59.11	22,466
Equity compensation plans not approved by security holders(2)	8,000	$56.55	5,333
(1)	Consists of our 2018 Plan, our 2015 Plan, and our 2006 Plan. The Plans provide for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and performance units. There were no shares available for issuance, as of the date hereof, under the 2006 Plan or the 2015 Plan.
(2)	Consists of our 2020 Plan. The 2020 Plan provides for the grant of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and performance units.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Our Audit Committee reviews and approves in advance all related-party transactions. Except as described below, there have been no transactions during our last two fiscal years with our directors and officers and beneficial owners of more than 5% of our voting securities and their affiliates.

On December 21, 2023, in an insider private placement, we entered into an Insider Securities Purchase Agreement pursuant to which we agreed to sell in a private placement (i) 6,070 shares of common stock and warrants to purchase 6,070 shares of common stock, on the same terms as the unregistered warrants issued to certain institutional investors (the “Purchasers” and such warrants, the “Private Warrants”), to Spiro Rombotis, our Chief Executive Officer, and (ii) 1,886 shares of common stock and warrants to purchase 1,886 shares of common stock on the same terms as the Private Warrants issued to the Purchasers in the Offerings to Paul McBarron, our Executive Vice President-Finance, Chief Financial Officer and Chief Operating Officer. Each such share of common stock and accompanying warrant was sold at a purchase price of $3.315, which was the same purchase price for the shares of common stock sold in a concurrent registered direct offering.

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our Board of Directors has determined that each of the following directors is an “independent director” as such term is defined by rules of The Nasdaq Stock Market, Inc., or Nasdaq:

●	Christopher S. Henney, Ph.D., D.Sc.
●	Robert J. Spiegel, M.D.
●	Samuel L. Barker, Ph.D.
●	Kenneth M. Ferguson, Ph.D.
●	Karin L. Walker

The Board of Directors has established three standing committees: (1) the Compensation and Organization Development Committee, (2) the Audit Committee, and (3) the Nominating and Corporate Governance Committee. The Board of Directors has also determined that each member of these committees meets the independence requirements applicable to each such committee as prescribed by Nasdaq and the SEC. Dr. Schwartz will not be considered an independent director while serving as interim Chief Medical Officer. Following his appointment on January 25, 2024, Dr Schwartz resigned from the Nominating and Corporate Governance Committee. In September 2018, the Board of Directors also reconstituted the Science and Technology Committee.

Item 14.   Principal Accountant Fees and Services

The Audit Committee has appointed RSM US LLP, or RSM, as our independent registered public accounting firm, to audit our consolidated financial statements for the fiscal year ended December 31, 2024. The Board of Directors proposes that our holders of Common Stock ratify this appointment.

The following table presents fees for professional audit services rendered by RSM for the audit of Cyclacel’s annual financial statements for the years ended December 31, 2022 and 2023, and fees billed for other services rendered by them during those periods.

	2022	2023
Audit fees(1)	$331,916	$335,430
Tax fees(2)	$27,300	$31,164
Total	$359,216	$366,594
(1)	Audit fees represent fees for the audit of the Company’s annual consolidated financial statements, review of the Company’s interim financial statements included in quarterly reports on Form 10-Q, services that an independent auditor would customarily provide in connection with subsidiary audits, other regulatory filings and similar engagements for each fiscal year shown, such as attest services, comfort letters, consents and assistance with review of reports filed with the SEC.
(2)	Tax fees represent tax compliance and return preparation and tax planning and advice.

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

In the event the stockholders do not ratify the appointment of RSM as our independent registered public accounting firm, the Audit Committee will reconsider its appointment.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

The following documents are being filed as part of this report:

(1)	No financial statements are filed with this Amendment No.1 to our Annual Report Form 10-K. See Index to Consolidated Financial Statements at Item 8 of the Original 10-K.
(2)	Financial Satement Schedules

No financial statement schedules are filed with this Amendment No.1 to our Annual Report on Form 10-K.

(3)	Exhibits

The following is a list of exhibits filed as part of this Amendment No.1 to our Annual Report on Form 10-K.

Exhibit Number	Description

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

4.12*	Description of Securities (previously filed as Exhibit 4.12 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 21, 2024, and incorporated herein by reference).
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

10.13*

Consulting Agreement by and between Cyclacel Pharmaceuticals, Inc. and Brian Schwartz, M.D., dated January 26, 2024 (previously filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 21, 2024, and incorporated herein by reference).

21

Subsidiaries of Cyclacel Pharmaceuticals, Inc. (previously filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 26, 2014, and incorporated herein by reference).

23.1*

Consent of Independent Registered Public Accounting Firm (previously filed as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 21, 2024, and incorporated herein by reference)..

31.1**	Certification of Spiro Rombotis, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Paul McBarron, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+

Certification of Spiro Rombotis, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) (previously filed as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 21, 2024, and incorporated herein by reference).

32.2+

Certification of Paul McBarron, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) (previously filed as Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 21, 2024, and incorporated herein by reference).

97.1*	Clawback Policy (previously filed as Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 21, 2024, and incorporated herein by reference).
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

*	Previously Filed.
**	Filed herewith.
+	Previously Furnished

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.
Date: April 29, 2024	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer & Executive Vice President, Finance
(Principal Financial and Accounting Officer)