Form 10-Q
period 2024-03-31
Cyclacel Pharmaceuticals, Inc.
filed 2024-05-14
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 9, 2024 there were 1,463,259 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$2,798	$3,378
Prepaid expenses and other current assets	2,037	4,066
Total current assets	4,835	7,444
Property and equipment, net	7	9
Right-of-use lease asset	79	93
Non-current deposits	1,244	1,259
Total assets	$6,165	$8,805
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,200	$3,543
Accrued and other current liabilities	3,150	4,618
Total current liabilities	8,350	8,161
Lease liability	21	37
Total liabilities	8,371	8,198

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2024 and December 31, 2023;
6% Convertible Exchangeable preferred stock; 335,273 shares issued and outstanding at March 31, 2024 and December 31, 2023. Aggregate preference in liquidation of $4,056,803 as of March 31, 2024 and $4,006,512 as of December 31, 2023	—	—
Series A convertible preferred stock, $0.001 par value; 264 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Series B convertible preferred stock, $0.001 par value; 0 shares issued and outstanding at March 31, 2024 and 119,000 shares issued and outstanding at December 31, 2023	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2024 and December 31, 2023; 1,318,259 shares issued and outstanding at March 31, 2024 and 1,058,892 shares issued and outstanding at December 31, 2023	1	1
Additional paid-in capital	429,919	429,796
Accumulated other comprehensive loss	(898)	(908)
Accumulated deficit	(431,228)	(428,282)
Total stockholders’ equity	(2,206)	607
Total liabilities and stockholders’ equity	$6,165	$8,805

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Clinical trial supply	$29	$—
Revenues	$29	$—

Operating expenses:
Research and development	2,802	5,674
General and administrative	1,582	1,645
Total operating expenses	4,384	7,319
Operating loss	(4,355)	(7,319)
Other income:
Foreign exchange gains (losses)	1	(87)
Interest income	2	116
Other income, net	52	166
Total other income, net	55	195
Loss before taxes	(4,300)	(7,124)
Income tax benefit	1,354	1,320
Net loss	(2,946)	(5,804)
Dividend on convertible exchangeable preferred shares	—	(50)
Net loss applicable to common shareholders	$(2,946)	$(5,854)
Basic and diluted earnings per common share:
Net loss per share – basic and diluted (common shareholders)	$(2.27)	$(7.00)
Net loss per share – basic and diluted (redeemable common shareholders)	$—	$(7.00)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(2,946)	$(5,804)
Translation adjustment	2,140	(5,171)
Unrealized foreign exchange gain (loss) on intercompany loans	(2,130)	5,263
Comprehensive loss	$(2,936)	$(5,712)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In $000s, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	573,282	$—	628,139	$1	$422,981	$(1,316)	$(405,727)	$15,939

Stock-based compensation	—	—	—	—	401	—	—	401
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	5,263	—	5,263
Translation adjustment	—	—	—	—		(5,171)		(5,171)
Loss for the period	—	—	—	—	—	—	(5,804)	(5,804)
Balances at March 31, 2023	573,282	$—	628,139	$1	$423,332	$(1,224)	$(411,531)	$10,578

Balances at December 31, 2023	454,537	$—	1,058,892	$1	$429,796	$(908)	$(428,282)	$607
Issue of common stock upon conversion of pre-funded warrants in underwritten offering net of issuance costs	—	—	219,700	—	(80)	—	—	(80)
Series B Preferred stock conversions	(119,000)	—	39,667	—	—	—	—	—
Stock-based compensation	—	—	—	—	203	—	—	203
Preferred stock dividends	—	—	—	—	—	—	—	—
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(2,130)	—	(2,130)
Translation adjustment	—	—	—	—		2,140		2,140
Loss for the period	—	—	—	—	—	—	(2,946)	(2,946)
Balances at March 31, 2024	335,537	$—	1,318,259	$1	$429,919	$(898)	$(431,228)	$(2,206)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Operating activities:
Net loss	$(2,946)	$(5,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	8
Stock-based compensation	203	401
Changes in lease liability	(16)	(26)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,020	(1,234)
Accounts payable, accrued and other current liabilities	254	(206)
Net cash used in operating activities	(483)	(6,861)
Investing activities:
Purchase of property, plant and equipment	—	(6)
Net cash used in investing activities	—	(6)
Financing activities:
Costs from issuing common stock and pre-funded warrants	(79)	—
Payment of preferred stock dividend	—	(50)
Net cash used in financing activities	(79)	(50)

Effect of exchange rate changes on cash and cash equivalents	(18)	7
Net (decrease) in cash and cash equivalents	(580)	(6,910)
Cash and cash equivalents, beginning of period	3,378	18,345
Cash and cash equivalents, end of period	$2,798	$11,435
Supplemental cash flow information:
Cash received during the period for:
Interest	$1	$116
Research & development tax credits	$2,925	$—

Cash paid during the period for:
Taxes	$2	$2

Non cash financing activities:
Accrual of preferred stock dividends	$—	$50

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

Through March 31, 2024, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

2.            Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of March 31, 2024, the consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the three months ended March 31, 2024 and 2023, and all related disclosures contained in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2023 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2024. The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of March 31, 2024, and the results of operations, comprehensive loss, and cash flows for the three months ended March 31, 2024 and 2023, have been made. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other reporting period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2023 that are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2024.

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

Based on the Company’s current operating plan, it is anticipated that cash and cash equivalents of $2.8 million as of March 31, 2024, together with the $8.0 million gross proceeds from equity financing received in May 2024 will allow it to meet its liquidity requirements into the fourth quarter of 2024. The Company’s history of losses, negative cash flows from operations, potential rescission rights, liquidity resources currently on hand, and its dependence on the ability to obtain additional financing to fund its operations after the current resources are exhausted, about which there can be no certainty, have resulted in the assessment that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issuance date of these financial statements. While the Company has plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of public or private equity or debt financings or by entering into partnership agreements for further development of our drug candidates, there is no guarantee that it will be successful in these mitigation efforts. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.

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

The FASB has issued ASU 2023-07, “Segment Reporting (Topic 280)”. This standard will require all public entities – even those like the Company that have a single reportable segment – to disclose additional information about the title and position of the Chief Operating Decision Maker (“CODM”), the measure or measures of segment profit and loss used by the CODM in assessing segment performance and deciding how to allocate resources, an explanation of how the CODM uses the reported measure(s) in assessing segment performance, significant segment expenses that are regularly provided to the CODM, and a reconciliation of segment profit and loss to the closest consolidated totals prepared under United States GAAP. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 will not change the way in which reportable segments are determined. However, the Company is currently evaluating the effects of ASU 2023-07 on its financial statement presentation and disclosures.

The FASB has issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This standard will require all entities to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign for each annual reporting period. The guidance in ASU 2023-09 becomes effective for annual periods beginning after December 15, 2024. The Company does not anticipate that ASU 2023-09 will require significant adjustments to the presentation of that information.

Fair Value of Financial Instruments

Financial instruments consist of cash equivalents, accounts payable and accrued liabilities. The carrying amounts of cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to the nature of the accounts, notably their short maturities.

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the three months ended March 31, 2024 and 2023.

Foreign Currency and Currency Translation

Transactions that are denominated in a foreign currency are remeasured into the functional currency at the current exchange rate on the date of the transaction. Any foreign currency-denominated monetary assets and liabilities are subsequently remeasured at current exchange rates, with gains or losses recognized as foreign exchange (losses) gains in the statement of operations. This accounting policy is also applied to intercompany payables or receivables for which settlement is planned or anticipated in the foreseeable future.

The assets and liabilities of the Company’s international subsidiary are translated from its functional currency into United States dollars at exchange rates prevailing at the balance sheet date. Average rates of exchange during the period are used to translate the statement of operations, while historical rates of exchange are used to translate any equity transactions. Translation adjustments arising on consolidation due to differences between average rates and balance sheet rates, as well as unrealized foreign exchange gains or losses arising from translation of intercompany loans for which settlement is not planned or anticipated in the foreseeable future and that are of a long-term-investment nature, are recorded in other comprehensive loss.

Leases

The Company accounts for lease contracts in accordance with ASC 842. As of March 31, 2024, the Company’s outstanding leases are classified as operating leases.

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

3.           Revenue

The Company recognized $29,000 of revenue for the three months ended March 31, 2024, relating to recovery of clinical manufacturing costs associated with an investigator sponsored. There were no revenues recognized for the comparative period in 2023.

4.           Net Loss per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the three months ended March 31, 2024 and 2023, as the result would be anti-dilutive:

	March 31,	March 31,
	2024	2023
Stock options	148,578	106,922
Restricted Stock Units	44,918	26,310
6% convertible exchangeable preferred stock	6	6
Series A preferred stock	440	440
Series B preferred stock	—	79,248
Common stock warrants	635,550	215,625
Total shares excluded from calculation	829,492	428,551

5.            Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in $000s):

	March 31,	December 31,
	2024	2023
Research and development tax credit receivable	$1,343	$2,933
Prepayments and VAT receivable	329	792
Other current assets	365	341
	$2,037	$4,066

6.            Non-Current Assets

As of March 31, 2024, the Company had non-current assets of $1.2 million, which comprised of clinical trial deposits held by a contract research organization in relation to the Company’s Phase 1/2 clinical trials.

7.            Accrued and Other Liabilities

Accrued and other current liabilities consisted of the following (in $000s):

	March 31,	December 31,
	2024	2023
Accrued research and development	$2,531	$3,668
Accrued legal and professional fees	323	570
Other current liabilities	296	380
	$3,150	$4,618

8.            Leases

The Company currently has an operating lease relating to its facilities in Berkeley Heights, New Jersey.

For the three months ended March 31, 2024 and 2023, the Company recognized operating lease expenses of $19,039 and $17,949, respectively, including $3,011 and $1,945 respectively relating to a short term lease for offices in

Dundee, Scotland. Cash payments made during the three months ended March 31, 2024 and 2023 totaled $19,037 and $17,634, respectively, and were presented within cash outflows from operating activities. The remaining lease term as of March 31, 2024 is approximately 1.3 years for the Berkeley Heights facility. The discount rate used by the Company in determining the lease liability was 12%.

Remaining lease payments for both facilities are as follows (in $000s):

2024	$49
2025	38
Thereafter	—
Total future minimum lease obligation	$87
Less imputed interest	(8)
Total	$79

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three months ended March 31, 2024 and 2023 as shown in the following table (in $000s):

	Three Months Ended
	March 31,
	2024	2023
General and administrative	$149	$279
Research and development	54	122
Stock-based compensation costs	$203	$401

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

On June 13, 2023, the Company’s stockholders approved an additional 60,000 shares of common stock that may be issued under the 2018 Plan. As of March 31, 2024, the Company has reserved 9,213 shares of the Company’s common stock under the 2018 Plan for future issuances. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

2020 Inducement Equity Incentive Plan

In October 2020, the Inducement Equity Incentive Plan (the “Inducement Plan”), became effective. Under the Inducement Plan, Cyclacel may make equity incentive grants to new senior level Employees (persons to whom the Company may issue securities without stockholder approval). The Inducement Plan allows for the issuance of up to 13,333 shares of the Company’s common stock (or the equivalent of such number). As of March 31, 2024, 8,000 shares under the Inducement Plan have been issued, leaving a remaining reserve of 5,333 shares.

Option Grants and Exercises

There were 12,500 options granted during the quarter ended March 31, 2024, all issued under the 2018 Plan. These options had a grant date fair value of $1.77 per option. There were 733 options granted during the three months ended March 31, 2023. These options had a grant date fair value ranging between $7.56-$10.98 per option.

All of the options granted during the quarter ended March 31, 2024 shall vest six months from their date of grant. All of the options granted in the quarter ended March 31, 2023 will vest in monthly installments over three years from the date of grant.

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718 using the following assumptions:

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Expected term (years)	6	5
Risk free interest rate	3.995%	3.660% – 4.160%
Volatility	93%	89% – 90%
Expected dividend yield over expected term	0.00%	0.00%
Resulting weighted average grant date fair value	$1.77	$8.49

There were no stock options exercised during each of the three months ended March 31, 2024 and 2023, respectively. The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income.

As of March 31, 2024, the total remaining unrecognized compensation cost related to the non-vested stock options with service conditions amounted to approximately $0.7 million, which will be amortized over the weighted-average remaining requisite service period of 1.1 years.

Outstanding Options

A summary of the share option activity and related information is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price Per Share	Term (Years)	Value ($000)
Options outstanding at December 31, 2023	142,796	$50.20	7.96	$—
Granted	12,500	$2.28	—	$—
Exercised	—	$—	—	$—
Cancelled/forfeited	(6,718)	$21.78	—	$—
Options outstanding at March 31, 2024	148,578	$47.46	7.25	$—

Unvested at March 31, 2024	57,232	$15.10	9.06	$—
Vested and exercisable at March 31, 2024	91,346	$67.73	6.12	$—

Restricted Stock Units

The Company issued 12,500 restricted stock units during the three months ended March 31, 2024. These restricted stock units vest monthly over a six-month service period. These restricted stock units were valued at $2.28 at the date of grant, which was equivalent to the market price of a share of the Company’s common stock on that date.

Exactly 17,133 restricted stock units issued in January 2023 vest on the third anniversary of their date of grant, or earlier if certain defined clinical trial related performance targets are met. A three-year vesting assumption was applied to these restricted stock units as satisfaction of the performance conditions is not probable at this time. Each restricted stock unit was valued at $13.50 at the date of grant, which was equivalent to the market price of a share of the Company’s common stock on that date. During 2023, 300 of these restricted stock units were forfeited as the recipient voluntarily terminated employment with the Company. As of March 31, 2024, an additional 2,080 of these restricted stock units have been forfeited due to the holders termination of employment with the Company.

Summarized information for restricted stock units as of March 31, 2024 is as follows:

		Weighted	Weighted
		Average	Average
	Restricted	Grant Date	Remaining
	Stock Units	Value Per Share	Term
Restricted Stock Units outstanding at December 31, 2023	34,498	$16.26	8.96 years
Granted	12,500	2.28
Cancelled/forfeited	(2,080)	13.50
Restricted Stock Units outstanding at March 31, 2024	44,918	$12.50	9.00 years

Unvested at March 31, 2024	32,682	$9.67	9.17 years

Vested at March 31, 2024	12,236	$20.06	8.56 years

10.            Stockholders Equity

December 2023 Registered Direct Offering Securities Purchase Agreement

On December 21, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional investors (“Purchasers”). Pursuant to the Securities Purchase Agreement, the Company agreed to sell in a registered direct offering (“Registered Direct Offering”) 168,500 shares (“Shares”) of the Company’s common stock, $0.001 par value per share (“Common Stock”), and pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 219,700 shares of Common Stock. The Pre-Funded Warrants have an exercise price of $0.001 per share and can be exercised at any time after their original issuance until such Pre-Funded Warrants are exercised in full. Each Share is being sold at an offering price of $3.315 and each Pre-Funded Warrant is being sold at an offering price of $3.314 (equal to the purchase price per Share minus the exercise price of the Pre-Funded Warrant). The Pre-Funded Warrants have been included in the calculation of basic and diluted loss per share for all periods outstanding.

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

On August 12, 2022, the Company became aware that the shelf registration statement on Form S-3 (file number 333-231923) (the “Registration Statement”) associated with this Sales Agreement had expired on June 21, 2022. Prior to becoming aware of the expiration, the Company sold an aggregate of 132,473 shares of its common stock at the market price, following the expiration of the Registration Statement and through August 12, 2022, for aggregate proceeds of approximately $2,721,187. There was no sale of shares post August 12, 2022. The sale of these shares was subject to potential rescission rights by certain shareholders. As a result of these potential rescission rights, the Company reclassified 207,807 shares (including 75,333 shares sold for which the Company did not receive any proceeds), with an aggregate purchase price of $4,494,496 of its common as stock outside stockholders’ equity through the expiration date of those rescission rights in August 2023. These shares were treated as issued and outstanding for purposes of calculating basic and diluted loss per share in the three months ended March 31, 2023. The rescission rights for these shares have lapsed and the shares were reclassified back to permanent equity. There have been no claims or demands to exercise such rights.

On August 15, 2022, due to expiry of the Registration Statement, the Sales Agreement was mutually terminated. A total of 218,738 shares, for gross proceeds of approximately $7.6 million, had been sold pursuant to the Sales Agreement.

Warrants

December 2023 Warrants

As of March 31, 2024, warrants to purchase a total of 419,925 shares of common stock issued pursuant to a securities purchase agreement in a December 2023 financing transaction remained outstanding. A total of 396,156 warrants, including 7,956 warrants issued in a concurrent private placement, are exercisable immediately from the date of issuance for a period of seven years after the date of issuance, at an exercise price of $3.19 per warrant share. A further 23,769 warrants issued in a concurrent placement agency agreement, are exercisable immediately from the date of issuance for a period of five years after the date of issuance, at an exercise price of $4.14375 per warrant share.

There were no exercises of these warrants during the three months ended March 31, 2024.

December 2020 Warrants

As of March 31, 2024, warrants to purchase 44,657 shares of common stock issued pursuant to a securities purchase agreement in a December 2020 financing transaction remained outstanding. Each warrant shall be exercisable beginning on the 12-month anniversary of the date of issuance for a period of five years after the date of issuance, at an exercise price of $61.95 per warrant share. The exercise price of the warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the warrants. The warrants may be exercised on a “cashless” basis.

There were no exercises of these warrants during the three months ended March 31, 2024 or March 31, 2023.

April 2020 Warrants

As of March 31, 2024, 146,000 warrants issued pursuant to a securities purchase agreement in connection with an April 2020 equity financing remained outstanding, each with an exercise price of $75.00. The common warrants are immediately exercisable and will expire on the fifth anniversary of the original issuance date. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Company’s common stock. The common warrants were issued separately from the common stock and were eligible for transfer immediately after issuance. A common warrant to purchase one share of common stock was issued for every share of common stock purchased in this offering.

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

There were no warrants exercised during the three months ended March 31, 2024 or March 31, 2023.

July 2017 Warrants

As of March 31, 2024, 24,968 warrants issued in connection with the July 2017 underwritten public offering remained outstanding, each with an exercise price of $600.00. All such warrants were issued in connection with the July 2017 underwritten public offering and are immediately exercisable. The warrants expire in 2024. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of its warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of common stock in excess of 4.99% (or, at the election of the purchaser, 9.99%) of the shares of our Common Stock then outstanding after giving effect to such exercise.

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

There were no exercises of these warrants during the three months ended March 31, 2024 or March 31, 2023.

Series B Preferred Stock

237,745 shares of the Company’s Series B Preferred Stock were issued in a December 2020 Securities Purchase Agreement. Each share of Series B Preferred Stock were initially convertible into one third (1/3) share of Common Stock (the “Conversion Shares”), subject to adjustment in accordance with the Certificate of Designation.

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

During the year ended December 31, 2023, 118,745 shares of Series B Preferred Stock were converted, at the option of the holder, into 39,582 shares of Common Stock. During the three months ended March 31, 2024, the remaining 119,000 shares of Series B Preferred Stock were converted, at the option of the holder, into 39,667 shares of Common Stock.

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

As of March 31, 2024 and 2023, 264 shares of the Series A Preferred Stock remain issued and outstanding. The 264 shares of Series A Preferred Stock issued and outstanding at March 31, 2024, are convertible into 440 shares of common stock.

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

6% Convertible Exchangeable Preferred Stock

As of March 31, 2024, there were 335,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (the “6% Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the 6% Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the 6% Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. The 6% Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends. As of March 31, 2024, there were no accrued and unpaid dividends.

The Company may automatically convert the 6% Preferred Stock into common stock if the per share closing price of the Company’s common stock has exceeded $888,300, which is 150% of the conversion price of the 6% Preferred Stock, for at least 20 trading days during any 30 day trading period, ending within five trading days prior to notice of automatic conversion.

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

11.          Subsequent Events

Dividends on 6% Preferred Stock

On April 25, 2024, the Board of Directors of Cyclacel Pharmaceuticals, Inc. (the “Company”) passed a resolution to suspend payment of the quarterly cash dividend on the Company’s 6% Convertible Exchangeable Preferred Stock (the “Preferred Stock”) scheduled for May 1, 2024. The Board of Directors will continue to evaluate the payment of a quarterly cash dividend on a quarterly basis.

Securities Purchase Agreement

On April 30, 2024, the Company entered into a securities purchase agreement with an institutional investor for the issuance and sale in a private placement of (i) 145,000 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to 4,823,945 shares of Common Stock, (iii) series A warrants to purchase up to 4,968,945 shares of Common Stock, and (iv) series B warrants to purchase up to 4,968,945 shares of Common Stock, for gross proceeds of $8.0 million.

Nasdaq Listing Rule 5550(b)(1)

As a result of the above-mentioned private placement and as of the date of this filing, the Company believes it has stockholders’ equity of at least $2.5 million as required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1).

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2023, as updated and supplemented by Part II, Item 1A, entitled “Risk Factors,” of our Quarterly Reports on Form 10-Q, and elsewhere in this report. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, “Cyclacel,” the “Company,” “we,” “us,” and “our” refer to Cyclacel Pharmaceuticals, Inc.

Overview

We are a clinical-stage biopharmaceutical company developing innovative cancer medicines based on cell cycle, transcriptional regulation, epigenetics and mitosis control biology. We reported revenue of $29,000 for the three months ended March 31, 2024 and no revenues for the comparable quarter ended March 31, 2023. We do not expect to report a significant amount of revenue for the foreseeable future.

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

Fadraciclib Phase 1/2 Study in Advanced Solid Tumors and Lymphoma (065-101; NCT#04983810)

In this ongoing study, a total of 47 patients have been dosed to date in the 065-101 study through eight dose levels, of which 33 are evaluable for efficacy. Dose limiting toxicities of nausea and hyperglycemia were observed, which were controlled after dose interruption, with blood glucose levels returning to normal range. Dose level 5 (100mg twice daily for 5 days per week, 4 out of 4 weeks) has been determined as the recommended Phase 2 dose.

To date, single agent activity, including complete response, partial response and stable disease, has been observed in certain patients with advanced endometrial, squamous non-small cell lung cancer and T-cell lymphoma. Several pretreated patients who benefitted from fadraciclib monotherapy, were retrospectively found to harbor

CDKN2A/CDKN2B alterations, including loss of function or deep deletion. These included patients with T-cell lymphoma and also gynecological, hepatobiliary, lung, pancreatic and testicular cancers.

We plan to enroll patients in the Phase 2 proof-of-concept stage beginning with the basket cohort which will enroll patients with mechanistically relevant biomarkers, including CDKN2A and/or CDKN2B mutation or deletion. Additional cohorts will be enrolled as resources allow. The proof-of-concept stage includes seven histologically defined cohorts thought to be sensitive to the drug’s mechanism: breast, colorectal (including KRAS mutant), endometrial/uterine, hepatobiliary, ovarian cancers and lymphomas. The basket cohort will enroll patients regardless of histology with biomarkers relevant to the drug’s mechanism, including CDKN2A/B, MCL1, MYC and/or cyclin E amplified.

Fadraciclib tablets can be given orally with repeat dosing which has led to transient suppression of anti-apoptosis proteins with generally good tolerability and no Grade 3 or higher hematological toxicity in the first cycle. We believe that fadraciclib’s inhibition of CDK2 and CDK9 may be superior to inhibiting either CDK2 or CDK9 alone.

Plogosertib Phase 1/2 Study in Advanced Solid Tumors and Lymphoma (140-101; NCT#05358379)

This ongoing open-label Phase 1/2 registration-directed study uses a streamlined design and initially seeks to determine the RP2D for single-agent oral plogosertib in a dose escalation stage. Once RP2D has been established, the study will enter into proof-of-concept, cohort stage, using a Simon 2-stage design. In this stage plogosertib will be administered to patients in up to seven mechanistically relevant cohorts including patients with bladder, breast, colorectal (including KRAS mutant), hepatocellular and biliary tract, and lung cancers (both small cell and non-small cell), as well as lymphomas. An additional basket cohort will enroll patients with biomarkers relevant to the drug’s mechanism, including MYC amplified tumors. The protocol allows for expansion of individual cohorts based on response which may allow acceleration of the clinical development and registration plan for plogosertib.

Fifteen patients have been treated at the first five dose escalation levels with no dose limiting toxicities observed. Stable disease has been observed in pretreated patients with gastrointestinal, lung, and ovarian cancers. A new, alternative salt, oral formulation of plogosertib with improved bioavailability is under development. We plan to recruit further patients to the 140-101 study after the new formulation becomes available.

Going Concern

For the three months ended March 31, 2024, we used net cash of $0.6 million to fund our operating activities. We have cash and cash equivalents of $2.8 million as of March 31, 2024, which together with the $8.0 million gross proceeds from equity financing received in May 2024 will allow it to meet our liquidity requirements into the fourth quarter of 2024. However, there remains substantial doubt about our ability to continue as a going concern. We are currently investigating ways to raise additional capital through a combination of public or private equity, debt financing or by entering into partnership agreements for further development of our drug candidates. Please refer to the following Liquidity and Capital Resources section for additional information.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of March 31, 2024 and 2023 (in $000s):

	March 31,
	2024	2023
Cash and cash equivalents	$2,798	$11,435
Working capital:
Current assets	$4,835	$19,676
Current liabilities	(8,350)	(8,040)
Total working capital	$(3,515)	$11,636

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments and licensing revenue. We have incurred significant losses since our inception. As of March 31, 2024, we had an accumulated deficit of $431.2 million.

Cash Flows

Cash used in operating, investing and financing activities for the three months ended March 31, 2024 and 2023 is summarized as follows (in $000s):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(483)	$(6,861)
Net cash used in investing activities	—	(6)
Net cash provided by financing activities	(79)	(50)

Operating activities

Net cash used in operating activities decreased by $6.4 million, from $6.9 million for the three months ended March 31, 2023 to $0.5 million for the three months ended March 31, 2024. The decrease in cash used by operating activities was primarily the result of a decrease in net loss of $2.9 million, brought about by a reduction in manufacturing and non-clinical activities, and a change in working capital of $3.5 million, due mainly to the receipt of research and development tax credits of $2.9 million during the three months ended March 31, 2024.

Investing activities

Net cash used in investing activities remained relatively small for each of the three months ended March 31, 2024 and 2023 and consisted of IT-related capital expenditure in 2023.

Financing activities

Net cash from financing activities remained relatively flat for each of the three months ended March 31, 2024 and 2023, consisting of the payment of the preferred stock dividend and costs associated with a securities purchase agreement in December 2023.

Funding Requirements and Going Concern

We do not currently have sufficient funds to complete development and commercialization of any of our drug candidates. Current business and capital market risks could have a detrimental effect on the availability of sources of funding and our ability to access them in the future, which may delay or impede our progress of advancing our drugs currently in the clinical pipeline to approval by the Food and Drug Administration (“FDA”) or European Medicines Agency (“EMA”) for commercialization. Additionally, we plan to continue to evaluate in-licensing and acquisition opportunities to gain access to new drugs or drug targets that would fit with our strategy. Any such transaction would likely increase our funding needs in the future.

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

Results of Operations

Three Months Ended March 31, 2024 and 2023

Revenues

The Company recognized $29,000 of revenue for the three months ended March 31, 2024, relating to recovery of clinical manufacturing costs associated with an investigator sponsored. There were no revenues recognized for the comparative period in 2023.

The future

We expect to completely fulfill our obligations under this agreement by the second quarter of 2024 and further recognize a small amount of revenues at that time. The associated clinical manufacturing costs are presented as a component of research & development.

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

The following table provides information with respect to our research and development expenditures for the three months ended March 31, 2024 and 2023 (in $000s except percentages):

	Three Months Ended
	March 31,		Difference
	2024	2023	$	%
Transcriptional Regulation (fadraciclib)	$1,752	$4,087	$(2,335)	(57)
Epigenetic/anti-mitotic (plogosertib)	963	1,351	(388)	(29)
Other research and development expenses	87	236	(149)	(63)
Total research and development expenses	$2,802	$5,674	$(2,872)	(51)

Total research and development expenses represented 64% and 78% of our operating expenses for the three months ended March 31, 2024 and 2023, respectively.

Research and development expenses decreased by $2.9 million from $5.7 million for the three months ended March 31, 2023 to $2.8 million for the three months ended March 31, 2024. Expenditure for the transcriptional regulation program decreased by $2.2 million relative to the respective comparative period, primarily due to decreases in manufacturing and non-clinical expenditure. Research and development expenses relating to plogosertib decreased by $0.4 million relative to the respective comparative period due to decreases in manufacturing and non-clinical expenditure.

The future

We anticipate that overall research and development expenses for the year ended December 31, 2024 will decrease compared to the year ended December 31, 2023 as we focus on our Phase 1/2 programs in advanced solid tumors and lymphomas.

General and Administrative Expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three months ended March 31, 2024 and 2023 (in $000s except percentages):

	Three Months Ended
	March 31,		Difference
	2024	2023	$	%
Total general and administrative expenses	$1,582	$1,645	$(63)	(4)

Total general and administrative expenses represented 36% and 22% of our operating expenses for the three months ended March 31, 2024 and 2023, respectively. General and administrative expenses decreased by $0.1 million relative to the respective comparative period due mainly to reduction in stock compensation costs.

The future

We expect general and administrative expenditures for the year ended December 31, 2024 to remain relatively flat compared to the year ended December 31, 2023.

Other income (expense), net

The following table summarizes other income for the three months ended March 31, 2024 and 2023 (in $000 except percentages):

	Three Months Ended
	March 31,		Difference
	2024	2023	$	%
Foreign exchange gains (losses)	$1	$(87)	$88	(101)
Interest income	2	116	(114)	(98)
Other income (expense), net	52	166	(114)	(69)
Total other income (expense), net	$55	195	$(140)	(72)

Total other income decreased by $0.1 million from $0.2 million for the three months ended March 31, 2023 to $0.1 million for the three months ended March 31, 2024. Other income relates to royalties receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by us in March 2006) sold certain assets and intellectual property to ThermoFisher Scientific Company, or TSC (formerly Invitrogen Corporation) through the APA and other related agreements. The assets and technology were not part of our product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, we presented $52,000 and $0 as other income arising from royalties from the APA during the three months ended March 31, 2024 and 2023 respectively.

Foreign exchange gains (losses)

Foreign exchange gains increased by $88,000, from a loss of $87,000 for the three months ended March 31, 2023, to a gain of $1,000 for the three months ended March 31, 2024.

The future

Other income (expense), net for the year ended December 31, 2024, will continue to be impacted by changes in foreign exchange rates and the receipt of income under the APA. As we are not in control of sales made by TSC, we are unable to estimate the level and timing of income under the APA, if any.

Because the nature of funding advanced through intercompany loans is that of a long-term investment, unrealized foreign exchange gains and losses on such funding will be recognized in other comprehensive income until repayment of the intercompany loan becomes foreseeable. Foreign exchange gains and losses relating to intercompany operating expenditure, which is expected to be settled in the foreseeable future,, will be recognized within the statement of operations.

Income Tax Benefit

Credit is taken for research and development tax credits, which are claimed from the United Kingdom’s revenue and customs authority, or HMRC, in respect of qualifying research and development costs incurred.

The following table summarizes total income tax benefit for the three months ended March 31, 2024 and 2023 (in $000s except percentages):

	Three Months Ended
	March 31,		Difference
	2024	2023	$	%
Total income tax benefit	$1,354	$1,320	$34	3

The total income tax benefit, which comprised of research and development tax credits recoverable, remained flat at approximately $1.3 million for each of the three months ended March 31, 2024 and 2023. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year and the availability of trading losses.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the year ended December 31, 2024 and will continue to elect to receive payment of the tax credit. The amount of tax credits we will receive is entirely dependent on the amount of eligible expenses we incur and could be restricted by any future cap introduced by HMRC. Beyond 2024, we cannot be certain of our eligibility to receive this tax credit or if eligible, the amount that may be received, due to proposed changes by HMRC to the eligibility criteria.

Critical Accounting Policies and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly

Report on Form 10-Q. There have been no material changes to our critical accounting policies during the three months ended March 31, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide information in response to this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of March 31, 2024, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of March 31, 2024, our disclosure controls and procedures to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were not effective at the reasonable assurance level due to the material weakness in internal control over financial reporting.

Our remediation process is ongoing and cannot be considered complete at this time. There can be no assurance that we will be successful in remediating the material weaknesses. We plan to continue to assess internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters as they are identified. Notwithstanding the identified material weakness in internal control over financial reporting, we have concluded that the consolidated financial statements in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

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

On March 27, 2024, we received a written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we are not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Capital Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing (the “Stockholders’ Equity Requirement”). Our stockholders’ equity was $607,000 as of December 31, 2023 and, as a result, we do not currently satisfy Listing Rule 5550(b)(1).

We have submitted a plan to Nasdaq’s Listing Qualifications Staff (“Staff”) by the required date advising of actions we have taken or will take to regain compliance with Nasdaq Listing Rule 5550(b)(1). If the Staff determines to accept the plan, the Staff can grant us an extension of up to 180 calendar days from the date of the Notice to regain compliance. If the Staff does not approve the plan, we may appeal that decision to a Nasdaq hearings panel.

The Notice has no immediate effect on our Nasdaq listing, and our common stock will continue to be listed under the symbol “CYCC.” However, if we fail to timely regain compliance with the Nasdaq Listing Rule 5550(b)(1), then our common stock will be subject to delisting from Nasdaq.

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

101

The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: May 14, 2024	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and Executive Vice President, Finance