Form 10-Q
period 2024-06-30
Cyclacel Pharmaceuticals, Inc.
filed 2024-08-14
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024 there were 1,974,204 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$6,000	$3,378
Prepaid expenses and other current assets	1,707	4,066
Total current assets	7,707	7,444
Property and equipment, net	5	9
Right-of-use lease asset	65	93
Non-current deposits	413	1,259
Total assets	$8,190	$8,805
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,741	$3,543
Accrued and other current liabilities	2,445	4,618
Total current liabilities	7,186	8,161
Lease liability	5	37
Total liabilities	7,191	8,198

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2024 and December 31, 2023;
6% Convertible Exchangeable preferred stock; 335,273 shares issued and outstanding at June 30, 2024 and December 31, 2023. Aggregate preference in liquidation of $4,006,512 as of June 30, 2024 and December 31, 2023	—	—
Series A convertible preferred stock, $0.001 par value; 264 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Series B convertible preferred stock, $0.001 par value; 0 shares issued and outstanding at June 30, 2024 and 119,000 shares issued and outstanding at December 31, 2023	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2024 and December 31, 2023; 1,805,204 shares issued and outstanding at June 30, 2024 and 1,058,892 shares issued and outstanding at December 31, 2023	2	1
Additional paid-in capital	436,397	429,796
Accumulated other comprehensive loss	(915)	(908)
Accumulated deficit	(434,485)	(428,282)
Total stockholders’ equity	999	607
Total liabilities and stockholders’ equity	$8,190	$8,805

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Clinical trial supply	$4	$373	33	373
Revenues	$4	$373	$33	$373

Operating expenses:
Research and development	2,023	4,727	4,825	10,401
General and administrative	1,625	1,575	3,207	3,220
Total operating expenses	3,648	6,302	8,032	13,621
Operating loss	(3,644)	(5,929)	(7,999)	(13,248)
Other (expense) income:
Foreign exchange gains (losses)	3	(76)	4	(161)
Interest (expense) income	(28)	77	(26)	193
Other income (expense), net	—	(106)	52	58
Total other (expense) income, net	(25)	(105)	30	90
Loss before taxes	(3,669)	(6,034)	(7,969)	(13,158)
Income tax benefit	412	586	1,766	1,906
Net loss	(3,257)	(5,448)	(6,203)	(11,252)
Dividend on convertible exchangeable preferred shares	—	(50)	—	(101)
Net loss applicable to common shareholders	$(3,257)	$(5,498)	$(6,203)	$(11,353)
Basic and diluted earnings per common share:
Net loss per share – basic and diluted (common shareholders)	$(0.72)	$(6.57)	$(2.13)	$(13.57)
Net loss per share – basic and diluted (redeemable common shareholders)	$—	$(6.57)	$—	$(13.57)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(3,257)	$(5,448)	$(6,203)	$(11,252)
Translation adjustment	(521)	(5,450)	1,619	(10,621)
Unrealized foreign exchange gain (loss) on intercompany loans	504	5,577	(1,626)	10,840
Comprehensive loss	$(3,274)	$(5,321)	$(6,210)	$(11,033)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In $000s, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	573,282	$—	628,139	$1	$422,981	$(1,316)	$(405,727)	$15,939

Stock-based compensation	—	—	—	—	401	—	—	401
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	5,263	—	5,263
Translation adjustment	—	—	—	—		(5,171)		(5,171)
Loss for the period	—	—	—	—	—	—	(5,804)	(5,804)
Balances at March 31, 2023	573,282	$—	628,139	$1	$423,332	$(1,224)	$(411,531)	$10,578

Issue of common stock on At Market issuance sales agreement, net of expenses	—	—	53,213	—	1,105	—	—	1,105
Stock-based compensation	—	—	—	—	359	—	—	359
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—		5,577		5,577
Translation adjustment	—	—	—	—	—	(5,450)	—	(5,450)
Loss for the period	—	—	—	—	—	—	(5,448)	(5,448)
Balances at June 30, 2023	573,282	$—	681,352	$1	$424,746	$(1,097)	$(416,979)	$6,671

Balances at December 31, 2023	454,537	$—	1,058,892	$1	$429,796	$(908)	$(428,282)	$607
Issue costs on issuance of common stock upon conversion of pre-funded warrants in underwritten offering	—	—	219,700	—	(80)	—	—	(80)
Series B Preferred stock conversions	(119,000)	—	39,667	—	—	—	—	—
Stock-based compensation	—	—	—	—	203	—	—	203
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(2,130)	—	(2,130)
Translation adjustment	—	—	—	—		2,140		2,140
Loss for the period	—	—	—	—	—	—	(2,946)	(2,946)
Balances at March 31, 2024	335,537	$—	1,318,259	$1	$429,919	$(898)	$(431,228)	$(2,206)

Issue of common stock and pre-funded warrants in Securities Purchase Agreement In Private Placement, net of expenses	—	—	486,945	1	6,289	—	—	6,290
Stock-based compensation	—	—	—	—	189	—	—	189
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	504	—	504
Translation adjustment	—	—	—	—		(521)		(521)
Loss for the period	—	—	—	—	—	—	(3,257)	(3,257)
Balances at June 30, 2024	335,537	$—	1,805,204	$2	$436,397	$(915)	$(434,485)	$999

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Operating activities:
Net loss	$(6,203)	$(11,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4	16
Stock-based compensation	392	760
Changes in lease liability	(32)	(40)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3,196	3,289
Accounts payable, accrued and other current liabilities	(924)	(939)
Net cash used in operating activities	(3,567)	(8,166)
Investing activities:
Purchase of property, plant and equipment	—	(6)
Net cash used in investing activities	—	(6)
Financing activities:
Proceeds from issuing common stock and pre-funded warrants, net	6,210	—
Payment of preferred stock dividend	—	(101)
Net cash provided by (used) in financing activities	6,210	(101)

Effect of exchange rate changes on cash and cash equivalents	(21)	92
Net increase (decrease) in cash and cash equivalents	2,622	(8,181)
Cash and cash equivalents, beginning of period	3,378	18,345
Cash and cash equivalents, end of period	$6,000	$10,164
Supplemental cash flow information:
Cash received during the period for:
Interest	$17	$193
Research & development tax credits	$3,715	$4,846

Cash paid during the period for:
Taxes	$2	$2

Non cash financing activities:
Accrual of preferred stock dividends	$—	$50

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

Through June 30, 2024, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

2.            Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of June 30, 2024, the consolidated statements of operations, comprehensive loss, and stockholders’ equity for the three and six months ended June 30, 2024 and 2023 and the consolidated statements of cash flows for the six months ended June 30, 2024 and 2023, and all related disclosures contained in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2023 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2024. The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of June 30, 2024, and the results of operations, comprehensive loss, and changes in stockholders’ equity for the three and six months ended June 30, 2024, and cash flows for the six months ended June 30, 2024, have been made. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other reporting period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2023 that are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2023.

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

Based on the Company’s current operating plan, it is anticipated that cash and cash equivalents of $6.0 million as of June 30, 2024, will allow it to meet its liquidity requirements into the fourth quarter of 2024. The Company’s history of losses, negative cash flows from operations, potential rescission rights, liquidity resources currently on hand, and its dependence on the ability to obtain additional financing to fund its operations after the current resources are exhausted, about which there can be no certainty, have resulted in the assessment that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issuance date of these financial statements. While the Company has plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of public or private equity or debt financings or by entering into partnership agreements for further development of our drug candidates, there is no guarantee that it will be successful in these mitigation efforts. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.

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

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the three and six months ended June 30, 2024 and 2023.

Foreign Currency and Currency Translation

Transactions that are denominated in a foreign currency are remeasured into the functional currency at the current exchange rate on the date of the transaction. Any foreign currency-denominated monetary assets and liabilities are subsequently remeasured at current exchange rates, with gains or losses recognized as foreign exchange (losses) gains in the statement of operations. This accounting policy is also applied to foreign currency denominated intercompany payables or receivables for which settlement is planned or anticipated in the foreseeable future.

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

Leases

The Company accounts for lease contracts in accordance with ASC 842. As of June 30, 2024, the Company’s outstanding leases are classified as operating leases.

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

The Company evaluates lessee-controlled options included in its lease agreements to extend or terminate the lease. The Company will reflect the effects of exercising those options in the lease term when it is reasonably certain that the Company will exercise that option. In assessing whether it is reasonably certain that the Company will exercise an option, the Company considers factors such as:

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

3.           Revenue

The Company recognized $4,000 and $33,000 of revenue for the three and six months ended June 30, 2024 respectively. This revenue is related to recovery of clinical manufacturing costs associated with an investigator sponsored study managed by Cedar-Sinai Medical Center. Revenues recognized for both the three and six months ended June 30, 2023 were $373,000.

4.           Net Loss per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the three months ended June 30, 2024 and 2023, as the result would be anti-dilutive:

	June 30,	June 30,
	2024	2023
Stock options	131,744	146,356
Restricted Stock Units	40,926	34,798
6% convertible exchangeable preferred stock	6	6
Series A preferred stock	440	440
Series B preferred stock	—	79,248
Common stock warrants	10,871,577	215,625
Total shares excluded from calculation	11,044,693	476,473

5.            Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in $000s):

	June 30,	December 31,
	2024	2023
Research and development tax credit receivable	$974	$2,933
Prepayments and VAT receivable	433	792
Other current assets	300	341
	$1,707	$4,066

6.            Non-Current Assets

As of June 30, 2024, the Company had non-current assets of $0.4 million, which is primarily comprised of deposits held by a contract research organization in relation to the Company’s clinical trials.

7.            Accrued and Other Liabilities

Accrued and other current liabilities consisted of the following (in $000s):

	June 30,	December 31,
	2024	2023
Accrued research and development	$1,570	$3,668
Accrued legal and professional fees	480	570
Other current liabilities	395	380
	$2,445	$4,618

8.            Leases

The Company currently has an operating lease liability relating to its facilities in Berkeley Heights, New Jersey.

For the six months ended June 30, 2024 and 2023, the Company recognized operating lease expenses of $38,062 and $36,949 respectively, including $6,008 and $4,896 respectively relating to a short term lease for offices in Dundee, Scotland. Cash payments made during the six months ended June 30, 2024 and 2023 totaled $38,058 and $36,318, respectively, and were presented within cash outflows from operating activities. The remaining lease term as of

June 30, 2024 is approximately 1.1 years for the Berkeley Heights facility. The discount rate used by the Company in determining the lease liability was 12%.

Remaining lease payments for both facilities are as follows (in $000s):

2024	$33
2025	38
Thereafter	—
Total future minimum lease obligation	$71
Less discount	(6)
Total	$65

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three and six months ended June 30, 2024 and 2023 as shown in the following table (in $000s):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
General and administrative	$168	$243	$321	$522
Research and development	21	$116	71	238
Stock-based compensation costs	$189	$359	$392	$760

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

On June 21, 2024, the Company’s stockholders approved an additional 160,000 shares of common stock that may be issued under the 2018 Plan. On June 13, 2023, the Company’s stockholders approved an additional 60,000 shares of common stock that may be issued under the 2018 Plan. As of June 30, 2024, the Company has reserved 190,039 shares of the Company’s common stock under the 2018 Plan for future issuances. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

2020 Inducement Equity Incentive Plan

In October 2020, the Inducement Equity Incentive Plan (the “Inducement Plan”), became effective. Under the Inducement Plan, Cyclacel may make equity incentive grants to new senior level Employees (persons to whom the Company may issue securities without stockholder approval). The Inducement Plan allows for the issuance of up to 13,333 shares of the Company’s common stock (or the equivalent of such number). As of June 30, 2024, 8,000 shares under the Inducement Plan have been issued, leaving a remaining reserve of 5,333 shares.

Option Grants and Exercises

There were 12,500 options granted during the six months ended June 30, 2024, all issued under the 2018 Plan. These options had a grant date fair value of $1.77 per option. There were 43,342 options granted during the six months ended June 30, 2023. These options had a grant date fair value ranging between $6.32-$10.98 per option.

All of the options granted during the six months ended June 30, 2024 shall vest six months from their date of grant. Of the options granted during the six months ended June 30, 2023, 25,633 awards shall vest on the third anniversary of their date of grant, or earlier if either of the certain performance conditions are met relating to enrollment goals for various clinical studies. The Company has assumed that these awards will vest after three years as satisfaction of the performance conditions is not probable at this time.

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718 using the following assumptions:

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Expected term (years)	6	5 - 6
Risk free interest rate	3.995%	3.660% – 4.050%
Volatility	93%	89% – 92%
Expected dividend yield over expected term	0.00%	0.00%
Resulting weighted average grant date fair value	$1.77	$6.63

There were no stock options exercised during each of the six months ended June 30, 2024 and 2023, respectively. The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income.

As of June 30, 2024, the total remaining unrecognized compensation cost related to the non-vested awards with service conditions amounted to approximately $0.4 million, which will be amortized over the weighted-average remaining requisite service period of 1.46 years.

Outstanding Options

A summary of the share option activity and related information is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price Per Share	Term (Years)	Value ($000)
Options outstanding at December 31, 2023	142,796	$50.20	7.96	$—
Granted	12,500	$2.28	—	$—
Exercised	—	$—	—	$—
Cancelled/forfeited	(23,552)	$47.39	—	$—
Options outstanding at June 30, 2024	131,744	$46.16	7.32	$—

Unvested at June 30, 2024	27,377	$16.51	8.72	$—
Vested and exercisable at June 30, 2024	104,367	$53.94	6.95	$—

Restricted Stock Units

The Company issued 12,500 restricted stock units during the six months ended June 30, 2024. These restricted stock units vest monthly over a six-month service period. These restricted stock units were valued at $2.28 at the date of grant, which was equivalent to the market price of a share of the Company’s common stock on that date.

A total of 17,133 restricted stock units issued in January 2023 vest on the third anniversary of their date of grant, or earlier if certain defined clinical trial related performance targets are met. A three-year vesting assumption was applied to these restricted stock units as satisfaction of the performance conditions is not probable at this time. Each of these restricted stock units was valued at $13.50 at the date of grant, which was equivalent to the market price of a share of the Company’s common stock on that date. During 2023, 300 of these restricted stock units were forfeited as the recipient voluntarily terminated employment with the Company. Through June 30, 2024, an additional 6,072 of these restricted stock units have been forfeited due to the holders’ termination of employment with the Company.

Summarized information for restricted stock units as of June 30, 2024 is as follows:

		Weighted	Weighted
		Average	Average
	Restricted	Grant Date	Remaining
	Stock Units	Value Per Share	Term
Restricted Stock Units outstanding at December 31, 2023	34,498	$16.26	8.96 years
Granted	12,500	2.28
Cancelled/forfeited	(6,072)	15.76
Restricted Stock Units outstanding at June 30, 2024	40,926	$12.07	8.80 years

Unvested at June 30, 2024	13,531	$11.90	8.71 years

Vested at June 30, 2024	27,396	$12.15	8.84 years

10.            Stockholders Equity

April 2024 Securities Purchase Agreement

On April 30, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”) for the issuance and sale in a private placement (the “Private Placement”) of (i) 145,000 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to 4,823,945 shares of common stock (the “Pre-Funded Warrants”), (iii) series A warrants to purchase up to 4,968,945 shares of common stock (the “Series A Warrants”), and (iv) series B warrants to purchase up to 4,968,945 shares of common stock (the “Series B Warrants” and together with the Series A Warrants, the “Common Warrants”). The purchase price of each share of common stock and associated Common Warrants was $1.61 and the purchase price of each Pre-Funded Warrant and associated Common Warrants was $1.6099.

The Common Warrants are exercisable immediately upon issuance at an exercise price of $1.36 per share. The Series A Warrants will expire five and one-half years from the date of issuance and the Series B Warrants will expire eighteen months from the date of issuance. The Pre-Funded Warrants are exercisable immediately upon issuance at an exercise price of $0.0001 per share and may be exercised at any time until the Pre-Funded Warrants are exercised in full. A holder of Pre-Funded Warrants or Common Warrants (together with its affiliates) may not exercise any portion of such warrants to the extent that the holder would own more than 4.99% (or, at the election of the holder 9.99%) of the Company’s outstanding common stock immediately after exercise.

In connection with the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), dated as of April 30, 2024, with the Purchaser, pursuant to which the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) registering the resale of the securities issued in the Private Placement no later than 15 days after the date of the Registration Rights Agreement, and to use its best efforts to have the registration statement declared effective as promptly as practical thereafter, and in any event no later than 45 days following the date of the Registration Rights Agreement (or 75 days following the date of the Registration Rights Agreement in the event of a “full review” by the SEC).

The Private Placement closed on May 2, 2024. The gross proceeds to the Company from the Private Placement were approximately $8.0 million, before deducting placement agent fees and estimated offering expenses payable by the Company.

H.C. Wainwright & Co., LLC (“Wainwright”) acted as the Company’s exclusive placement agent in connection with the Private Placement, pursuant to that certain engagement letter, dated as of April 29, 2024, between the Company and Wainwright (as amended, the “Engagement Letter”). Pursuant to the Engagement Letter, the Company paid Wainwright (i) a cash fee equal to 7.0% of the aggregate gross proceeds of the Private Placement and (ii) a management fee of 1.0% of the aggregate gross proceeds of the Private Placement. In addition, the Company agreed to pay Wainwright certain expenses and issued to Wainwright or its designees warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 298,137 shares of Common Stock at an exercise price equal to $2.0125 per share. The Placement Agent Warrants are exercisable immediately upon issuance and have a term of exercise equal to five and a half years from the date of issuance.

In connection with this transaction, the Company was required to compensate Roth Capital Partners, LLC, pursuant to a tail provision contained in an engagement letter entered into on March 14, 2024, in an amount equal to 7.0% of the aggregate proceeds of the Private Placement plus the reimbursement of certain expenses. The Company was also required to compensate Ladenburg Thalmann & Co. Inc, pursuant to a tail provision contained in an engagement letter entered into on October 30, 2023, in an amount equal to 8.0% of the aggregate proceeds of the Private Placement.

Each of the instruments issued in the Private Placement have been classified and recorded as part of shareholders’ equity.  The amounts allocated to each issued security were based on their relative fair values, resulting in initial carrying values of the respective instruments as follows:

Allocated Amount
Common shares	$72,108
Prefunded warrants	2,398,831
Common warrants	3,819,274
Net proceeds	$6,290,213

The aggregate fair value of the Placement Agent Warrants was $609,179. These have been accounted for as a direct cost of the Private Placement, resulting in no net effect to overall shareholders’ equity.

In determining the fair values of the Pre-Funded Warrants, Common Warrants, and Placement Agent Warrants, the Company used a Black-Scholes Option Pricing model with the following assumptions:

	Pre-Funded Warrants	Common Warrants	Placement Agent Warrants
Expected volatility	100%	103% - 121%	103%
Contractual term	1 year	1½ - 5½ years	5½ years
Risk-free interest rate	5.51%	4.57% - 5.51%	4.57%
Expected dividend yield	0%	0%	0%

The fair value of the common shares was determined using the closing price of the Company’s common stock as of May 2, 2024, which is the date that the Private Placement closed.

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

On August 12, 2022, the Company became aware that the shelf registration statement on Form S-3 (file number 333-231923) (the “Registration Statement”) associated with this Sales Agreement had expired on June 21, 2022. Prior to becoming aware of the expiration, the Company sold an aggregate of 132,473 shares of its common stock at the market price, following the expiration of the Registration Statement and through August 12, 2022, for aggregate proceeds of approximately $2,721,187. There was no sale of shares post August 12, 2022. The sale of these shares was subject to potential rescission rights by certain shareholders. As a result of these potential rescission rights, the Company reclassified 207,807 shares (including 75,333 shares sold for which the Company did not receive any proceeds), with an aggregate purchase price of $4,494,496 of its common as stock outside stockholders’ equity through the expiration date of those rescission rights in August 2023. These shares were treated as issued and outstanding for purposes of calculating basic and diluted loss per share in the three and six months ended June 30, 2023. The rescission rights for these shares have lapsed and the shares were reclassified back to permanent equity. There have been no claims or demands to exercise such rights.

On August 15, 2022, due to expiry of the Registration Statement, the Sales Agreement was mutually terminated. A total of 218,738 shares, for gross proceeds of approximately $7.6 million, had been sold pursuant to the Sales Agreement.

Warrants

April 2024 Warrants

As of June 30, 2024, warrants to purchase a total of 14,718,027 shares of common stock issued pursuant to a securities purchase agreement in a December 2023 financing transaction remained outstanding. A total of 15,059,972 warrants were issued in pursuant to this agreement. This consisted of i) pre-funded warrants to purchase 4,823,945 of common stock, exercisable immediately from the date of issuance, and with no expiry date, at an exercise price of $0.0001 per warrant share, ii) series A warrants to purchase up to 4,968,945 shares of common stock, exercisable immediately from the date of issuance for a period of five and a half years after the date of issuance, at an exercise price of $1.36 per warrant share, iii) series B warrants to purchase up to 4,968,945 shares of common stock, exercisable immediately from the date of issuance for a period of eighteen months after the date of issuance, at an exercise price of $1.36 per warrant share. A further 298,137 warrants issued in a concurrent placement agency agreement, are exercisable immediately from the date of issuance for a period of five and a half years after the date of issuance, at an exercise price of $2.0125 per warrant share.

A total of 341,945 pre-funded warrants were exercised during the six months ended June 30, 2024.

December 2023 Warrants

As of June 30, 2024, warrants to purchase a total of 419,925 shares of common stock issued pursuant to a securities purchase agreement in a December 2023 financing transaction remained outstanding. A total of 396,156 warrants, including 7,956 warrants issued in a concurrent private placement, are exercisable immediately from the date of issuance for a period of seven years after the date of issuance, at an exercise price of $3.19 per warrant share. A further 23,769 warrants issued in a concurrent placement agency agreement, are exercisable immediately from the date of issuance for a period of five years after the date of issuance, at an exercise price of $4.14375 per warrant share.

There were no exercises of these warrants during the six months ended June 30, 2024.

December 2020 Warrants

As of June 30, 2024, warrants to purchase 44,657 shares of common stock issued pursuant to a securities purchase agreement in a December 2020 financing transaction remained outstanding. Each warrant shall be exercisable beginning on the 12-month anniversary of the date of issuance for a period of five years after the date of issuance, at an exercise price of $61.95 per warrant share. The exercise price of the warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the warrants. The warrants may be exercised on a “cashless” basis.

There were no exercises of these warrants during the six months ended June 30, 2024 or June 30, 2023.

April 2020 Warrants

As of June 30, 2024, 146,000 warrants issued pursuant to a securities purchase agreement in connection with an April 2020 equity financing remained outstanding, each with an exercise price of $75.00. The common warrants are immediately exercisable and will expire on the fifth anniversary of the original issuance date. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Company’s common stock. The common warrants were issued separately from the common stock and were eligible for transfer immediately after issuance. A common warrant to purchase one share of common stock was issued for every share of common stock purchased in this offering.

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

There were no exercises of these warrants during the six months ended June 30, 2024 or June 30, 2023.

July 2017 Warrants

As of June 30, 2024, 24,968 warrants issued in connection with the July 2017 underwritten public offering remained outstanding, each with an exercise price of $600.00. The warrants expired in July 2024 with no warrants exercised.

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

During the year ended December 31, 2023, 118,745 shares of Series B Preferred Stock were converted, at the option of the holder, into 39,582 shares of common stock. During the six months ended June 30, 2024, the remaining 119,000 shares of Series B Preferred Stock were converted, at the option of the holder, into 39,667 shares of common stock.

Series A Preferred Stock

A total of 8,872 shares of the Company’s Series A Preferred Stock were issued in a July 2017 Underwritten Public Offering. Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof, into a number of shares of common stock determined by dividing $1,000 by the initial conversion price of $600.00 per share, subject to a 4.99% blocker provision, or, upon election by a holder prior to the issuance of shares of Series A Preferred Stock, 9.99%, and is subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations.

As of June 30, 2024 and December 31, 2023, 264 shares of the Series A Preferred Stock remain issued and outstanding. The 264 shares of Series A Preferred Stock issued and outstanding at June 30, 2024, are convertible into 440 shares of common stock.

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

6% Convertible Exchangeable Preferred Stock

As of June 30, 2024, there were 335,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (the “6% Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the 6% Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the 6% Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. The 6% Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends. As of June 30, 2024, there were $101,000 of accrued and unpaid dividends.

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

11.          Subsequent Events

Dividends on 6% Preferred Stock

On June 21, 2024, the board of directors of the Company passed a resolution to suspend payment of the quarterly cash dividend on the Company’s 6% Convertible Exchangeable Preferred Stock scheduled for August 1, 2024. The Board of Directors will continue to evaluate the payment of a quarterly cash dividend on a quarterly basis.

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

Overview

We are a clinical-stage biopharmaceutical company developing innovative cancer medicines based on cell cycle, transcriptional regulation, epigenetics and mitosis control biology. We reported revenue of $4,000 and $33,000 for the three and six months ended June 30, 2024, respectively, and revenues of $373,000 and $373,000 for the comparable three and six months ended June 30, 2023, respectively. We do not expect to report a significant amount of revenue for the foreseeable future.

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

Fadraciclib Phase 1/2 Study in Advanced Solid Tumors and Lymphoma (065-101; NCT#04983810)

In this ongoing study, a total of 47 heavily pretreated patients have been dosed in the Phase 1 part of the 065-101 study through eight dose levels. Clinical, pharmacokinetic (PK) and pharmacodynamic (PD) data from the study were presented at a poster at the 2024 American Society of Clinical Oncology (ASCO) Annual Meeting.

Patients received a median of four prior lines of therapy. Fadraciclib was generally well tolerated with good compliance between dose levels 1 and 5. The most common treatment related adverse events reported were nausea (66.0%), vomiting (46.8%), diarrhea (31.9%) fatigue (25.5%), and hyperglycemia (21.3%). A total of 25 drug-related serious adverse events (SAE) were reported in 8 patients. The most common SAEs reported were hyperglycemia (n=4), platelet count decrease (n=3), and accidental overdose (n=3).

There were no drug-related SAEs at dose level 5 (100 mg bid, 5 days a week, for 4/4 weeks) which was selected for the Phase 2 proof of concept part of the 065-101 study. PKs were dose-proportional and exceeded the preclinical efficacy targets for both CDK2 and CDK9. PDs evaluated in peripheral blood showed suppression of CDKN2A/B by four hours post treatment in most patients who received 100 mg bid or higher.

A total of 34 patients had measurable target lesions at baseline. Two partial responses were reported in patients with T-cell lymphoma, one of whom had CDKN2A loss. A squamous non-small cell lung (NSCLC) cancer patient with CDKN2A and CDKN2B loss achieved 22% reduction in tumor burden at 4 weeks per RECIST 1.1 criteria. In addition, clinical benefit was reported in two patients with endometrial cancer and one each with ovarian and pancreatic cancers.

The Phase 2, proof of concept part of the study is now enrolling patients with mechanistically relevant biomarkers, including CDKN2A and/or CDKN2B mutation or deletion or T-cell lymphoma.

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

Plogosertib Phase 1/2 Study in Advanced Solid Tumors and Lymphoma (140-101; NCT#05358379)

This open-label Phase 1/2 registration-directed study uses a streamlined design and initially seeks to determine the RP2D for single-agent oral plogosertib in a dose escalation stage. Once RP2D has been established, the study will enter into proof-of-concept, cohort stage, using a Simon 2-stage design. In this stage plogosertib will be administered to patients in up to seven mechanistically relevant cohorts including patients with bladder, breast, colorectal (including KRAS mutant), hepatocellular and biliary tract, and lung cancers (both small cell and non-small cell), as well as lymphomas. An additional basket cohort will enroll patients with biomarkers relevant to the drug’s mechanism, including MYC amplified tumors. The protocol allows for expansion of individual cohorts based on response which may allow acceleration of the clinical development and registration plan for plogosertib.

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

Going Concern

For the six months ended June 30, 2024, we used net cash of $3.6 million to fund our operating activities. We have cash and cash equivalents of $6.0 million as of June 30, 2024, which we believe will allow us to meet our liquidity requirements into the fourth quarter of 2024. However, there remains substantial doubt about our ability to continue as a going concern. We are currently investigating ways to raise additional capital through a combination of public or private equity, debt financing or by entering into partnership agreements for further development of our drug candidates. Please refer to the following Liquidity and Capital Resources section for additional information.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of June 30, 2024 and 2023 (in $000s):

	June 30,
	2024	2023
Cash and cash equivalents	$6,000	$10,164
Working capital:
Current assets	$7,707	$15,294
Current liabilities	(7,186)	(6,746)
Total working capital	$521	$8,548

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments and licensing revenue. We have incurred significant losses since our inception. As of June 30, 2024, we had an accumulated deficit of $434.5 million.

Cash Flows

Cash from operating, investing and financing activities for the six months ended June 30, 2024 and 2023 is summarized as follows (in $000s):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(3,567)	$(8,166)
Net cash used in investing activities	—	(6)
Net cash provided by (used in) financing activities	6,210	(101)

Operating activities

Net cash used in operating activities decreased by $4.6 million, from $8.2 million for the six months ended June 30, 2023 to $3.6 million for the six months ended June 30, 2024. The decrease in cash used by operating activities was primarily the result of a decrease in net loss of $5.0 million, brought about by a reduction in clinical trial supply and non-clinical activities, offset by a change in working capital of $0.4 million.

Investing activities

Net cash used by investing activities remained inconsequential for each of the six months ended June 30, 2024 and 2023 and consisted of IT-related capital expenditure in 2023.

Financing activities

Net cash provided by financing activities was $6.3 million for the six months ended June 30, 2024 as a direct result of receiving approximately $6.3 million, net of expenses, from the issuance of common stock and warrants under a Securities Purchase Agreement with an institutional investor.

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

Results of Operations

Three and Six Months Ended June 30, 2024 and 2023

Revenues

We recognized $4,000 and $33,000 of revenue for the three and six months ended June 30, 2024, respectively. This revenue related to recovery of clinical manufacturing costs associated with an investigator sponsored study managed by Cedar-Sinai Medical Center. Revenues recognized for both the three and six months ended June 30, 2023 were approximately $373,000.

The future

We expect to completely fulfill our obligations under this agreement by the third quarter of 2024. The associated clinical manufacturing costs are presented as a component of research and development expenses.

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

The following table provides information with respect to our research and development expenditures for the three and six months ended June 30, 2024 and 2023 (in $000s except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Difference		June 30,		Difference
	2024	2023	$	%	2024	2023	$	%
Transcriptional Regulation (fadraciclib)	$1,494	$3,043	$(1,549)	(51)	$3,244	$7,130	$(3,886)	(55)
Anti-mitotic (plogosertib)	503	1,357	(854)	(63)	1,466	2,708	(1,242)	(46)
Other research and development expenses	26	327	(301)	(92)	115	563	(448)	(80)
Total research and development expenses	$2,023	$4,727	$(2,704)	(57)	$4,825	$10,401	$(5,576)	(54)

Total research and development expenses represented 60% and 76% of our operating expenses for the six months ended June 30, 2024 and 2023 respectively.

Research and development expenses decreased by $5.6 million from $10.4 million for the six months ended June 30, 2023 to $4.8 million for the six months ended June 30, 2024. Expenditure for the transcriptional regulation program decreased by $3.9 million relative to the respective comparative period, primarily due to decreases in manufacturing and non-clinical expenditure. Research and development expenses relating to plogosertib decreased by $1.2 million relative to the respective comparative period due to decreases in manufacturing and non-clinical expenditure.

The future

We anticipate that overall research and development expenses for the year ended December 31, 2024 will decrease compared to the year ended December 31, 2023 as we do not expect to incur further manufacturing or preclinical costs and expenditure will be primarily clinical trial costs related to our fadraciclib Phase 1/2 065-101 study in advanced solid tumors and lymphomas.

General and Administrative Expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three and six months ended June 30, 2024 and 2023 (in $000s except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Difference		June 30,		Difference
	2024	2023	$	%	2024	2023	$	%
Total general and administrative expenses	$1,625	$1,575	$50	3	$3,207	$3,220	$(13)	(0)

Total general and administrative expenses represented 40% and 24% of our operating expenses for the six months ended June 30, 2024 and 2023 respectively.

General and administrative expenses remained relatively consistent at $3.2 million for each of the six months ended June 30, 2024 and 2023.

The future

We expect general and administrative expenditures for the year ended December 31, 2024 to be lower than our expenditures for the year ended December 31, 2023, due to management efforts to lower costs across all departments.

Other (expense) income, net

The following table summarizes other (expense) income, net for the three and six months ended June 30, 2024 and 2023 (in $000 except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Difference		June 30,		Difference
	2024	2023	$	%	2024	2023	$	%
Foreign exchange gains (losses)	$3	$(76)	$79	(104)	$4	$(161)	$165	(102)
Interest (expense) income	(28)	77	(105)	(136)	(26)	193	(219)	(113)
Other income (expense), net	—	(106)	106	(100)	52	58	(6)	(10)
Total other (expense) income, net	$(25)	(105)	$80	(76)	$30	90	$(60)	(67)

Total other income decreased by $60,000 from $90,000 for the six months ended June 30, 2023 to $30,000 for the six months ended June 30, 2024. Other income for the six months ended June 30, 2024 relates to royalties receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by us in March 2006) sold certain assets and intellectual property to ThermoFisher Scientific Company, or TSC (formerly Invitrogen Corporation) through the APA and other related agreements. The assets and technology were not part of our product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, we presented $52,000 as other income arising from royalties from the APA during each of the six months ended June 30, 2024 and 2023 respectively.

Foreign exchange gains (losses)

Foreign exchange gains increased by $165,000, from a loss of $161,000 for the six months ended June 30, 2023, to a gain of $4,000 for the six months ended June 30, 2024.

The future

Other income (expense), net for the year ended December 31, 2024, will continue to be impacted by changes in foreign exchange rates and the receipt of income under the APA. As we are not in control of sales made by TSC, we are unable to estimate the level and timing of income under the APA, if any.

Because the nature of funding advanced through intercompany loans is that of a long-term investment, unrealized foreign exchange gains and losses on such funding will be recognized in other comprehensive income until repayment of the intercompany loan becomes foreseeable. Foreign exchange gains and losses relating to intercompany operating expenditure, which is expected to be settled in the foreseeable future, will be recognized within the statement of operations.

Income Tax Benefit

Credit is taken for research and development tax credits, which are claimed from the United Kingdom’s revenue and customs authority, or HMRC, in respect of qualifying research and development costs incurred.

The following table summarizes total income tax benefit for the three and six months ended June 30, 2024 and 2023 (in $000s except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Difference		June 30,		Difference
	2024	2023	$	%	2024	2023	$	%
Total income tax benefit	$412	$586	$(174)	(30)	$1,766	$1,906	$(140)	(7)

The total income tax benefit, which comprised of research and development tax credits recoverable, decreased by approximately $0.1 million, from $1.9 million for the six months ended June 30, 2023 to $1.8 million for the six months ended June 30, 2024. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year and the availability of trading losses.

The future

We expect to continue to be eligible to receive United Kingdom research and development tax credits for the year ended December 31, 2024 and will continue to elect to receive payment of the tax credit. The amount of tax credits we will receive is entirely dependent on the amount of eligible expenses we incur and could be restricted by any future cap introduced by HMRC. Beyond 2024, we cannot be certain of our eligibility to receive this tax credit or if eligible, the amount that may be received, as a result of any future changes by HMRC to the eligibility criteria.

Critical Accounting Policies and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies during the six months ended June 30, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide information in response to this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of June 30, 2024, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of June 30, 2024, our disclosure controls and procedures to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were not effective at the reasonable assurance level due to the material weakness in internal control over financial reporting.

Our remediation process is still ongoing and therefore cannot be considered fully complete at this time. There can be no assurance that we will be successful in remediating the material weaknesses. We plan to continue to assess internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters as they are identified. Notwithstanding the identified material weakness in internal control over financial reporting, we have concluded that the consolidated financial statements in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On March 27, 2024, we received a written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we are not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Capital Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing (the “Stockholders’ Equity Requirement”). Our stockholders’ equity was $607,000 as of December 31, 2023 and, as a result, we did not satisfy Listing Rule 5550(b)(1). Our stockholders’ equity as of June 30, 2024 was $999,000.

We have submitted a plan to Nasdaq’s Listing Qualifications Staff (“Staff”) advising of actions we have taken or will take to regain compliance with Nasdaq Listing Rule 5550(b)(1). If the Staff determines to accept the plan, the Staff can grant us an extension of up to 180 calendar days from the date of the Notice to regain compliance. If the Staff does not approve the plan, we may appeal that decision to a Nasdaq hearings panel. Nasdaq has not yet responded to our plan, and there can be no assurance that Nasdaq will grant an extension or that we will be able to comply with the applicable listing standards of Nasdaq.

If, for any reason, Nasdaq were to delist our securities from trading on its exchange and we are unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our stockholders:

•	the liquidity and marketability of our common stock;

•	the market price of our common stock;

•	our ability to obtain financing for the continuation of our operations;

•	the number of institutional and general investors that will consider investing in our common stock;

•	the number of market makers in our common stock;

•	the availability of information concerning the trading prices and volume of our common stock; and

•	the number of broker-dealers willing to execute trades in shares of our common stock.

In addition, if we cease to be eligible to trade on Nasdaq, we may have to pursue trading on a less recognized or accepted market, such as the over the counter markets, our stock may be traded as a “penny stock,” which would make transactions in our stock more difficult and cumbersome, and we may be unable to access capital on favorable terms or at all, as companies trading on alternative markets may be viewed as less attractive investments with higher associated risks, such that existing or prospective institutional investors may be less interested in, or prohibited from, investing in our common stock. This may also cause the market price of our common stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number		Description

10.1#		Cyclacel Pharmaceuticals, Inc. Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2024).
31.1*		Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

104		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).
	* #	Filed herewith. Management contract or compensatory plans or agreements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: August 14, 2024	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and Executive Vice President, Finance