Form 10-Q
period 2024-09-30
Cyclacel Pharmaceuticals, Inc.
filed 2024-11-12
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 11, 2024 there were 6,287,205 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$2,982	$3,378
Prepaid expenses and other current assets	1,931	4,066
Total current assets	4,913	7,444
Property and equipment, net	4	9
Right-of-use lease asset	51	93
Non-current deposits	413	1,259
Total assets	$5,381	$8,805
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,126	$3,543
Accrued and other current liabilities	2,225	4,618
Total current liabilities	6,351	8,161
Lease liability	—	37
Total liabilities	6,351	8,198

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2024 and December 31, 2023;
6% Convertible Exchangeable preferred stock; 335,273 shares issued and outstanding at September 30, 2024 and December 31, 2023. Aggregate preference in liquidation of $4,157,385 as of September 30, 2024 and December 31, 2023	—	—
Series A convertible preferred stock, $0.001 par value; 264 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Series B convertible preferred stock, $0.001 par value; 0 shares issued and outstanding at September 30, 2024 and 119,000 shares issued and outstanding at December 31, 2023	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2024 and December 31, 2023; 2,152,202 shares issued and outstanding at September 30, 2024 and 1,058,892 shares issued and outstanding at December 31, 2023	2	1
Additional paid-in capital	436,503	429,796
Accumulated other comprehensive loss	(1,033)	(908)
Accumulated deficit	(436,442)	(428,282)
Total stockholders’ equity (deficit)	(970)	607
Total liabilities and stockholders’ equity (deficit)	$5,381	$8,805

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Clinical trial supply	$10	$16	43	389
Revenues	$10	$16	$43	$389

Operating expenses:
Research and development	950	5,236	5,775	15,637
General and administrative	1,237	1,625	4,444	4,845
Total operating expenses	2,187	6,861	10,219	20,482
Operating loss	(2,177)	(6,845)	(10,176)	(20,093)
Other (expense) income:
Foreign exchange gains (losses)	2	104	6	(58)
Interest (expense) income	8	50	(18)	243
Other income (expense), net	—	(9)	52	50
Total other (expense) income, net	10	145	40	235
Loss before taxes	(2,167)	(6,700)	(10,136)	(19,858)
Income tax benefit	210	668	1,976	2,574
Net loss	(1,957)	(6,032)	(8,160)	(17,284)
Dividend on convertible exchangeable preferred shares	—	(50)	—	(151)
Net loss applicable to common shareholders	$(1,957)	$(6,082)	$(8,160)	$(17,435)
Basic and diluted earnings per common share:
Net loss per share – basic and diluted (common shareholders)	$(0.18)	$(0.48)	$(2.04)	$(1.39)
Net loss per share – basic and diluted (redeemable common shareholders)	$—	$(0.48)	$—	$(1.39)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(1,957)	$(6,032)	$(8,160)	$(17,284)
Translation adjustment	(14,586)	8,571	(12,967)	(2,050)
Unrealized foreign exchange gain (loss) on intercompany loans	14,468	(8,642)	12,842	2,198
Comprehensive loss	$(2,075)	$(6,103)	$(8,285)	$(17,136)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In $000s, except share amounts)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2022	573,282	$—	628,139	$1	$422,981	$(1,316)	$(405,727)	$15,939

Stock-based compensation	—	—	—	—	401	—	—	401
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	5,263	—	5,263
Translation adjustment	—	—	—	—	—	(5,171)	—	(5,171)
Loss for the period	—	—	—	—	—	—	(5,804)	(5,804)
Balances at March 31, 2023	573,282	$—	628,139	$1	$423,332	$(1,224)	$(411,531)	$10,578

Issue of common stock on At Market issuance sales agreement, net of expenses	—	—	53,213	—	1,105	—	—	1,105
Stock-based compensation	—	—	—	—	359	—	—	359
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	5,577	—	5,577
Translation adjustment	—	—	—	—	—	(5,450)	—	(5,450)
Loss for the period	—	—	—	—	—	—	(5,448)	(5,448)
Balances at June 30, 2023	573,282	$—	681,352	$1	$424,746	$(1,097)	$(416,979)	$6,671

Reclassification of redeemable common stock	—	—	154,593	—	3,389	—	—	3,389
Stock-based compensation	—	—	6,909	—	390	—	—	390
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(8,642)	—	(8,642)
Translation adjustment	—	—	—	—	—	8,571	—	8,571
Loss for the period	—	—	—	—	—	—	(6,032)	(6,032)
Balances at September 30, 2023	573,282	$—	842,854	$1	$428,475	$(1,168)	$(423,011)	$4,297

Balances at December 31, 2023	454,537	$—	1,058,892	$1	$429,796	$(908)	$(428,282)	$607
Issue costs on issuance of common stock upon conversion of pre-funded warrants in underwritten offering	—	—	219,700	—	(80)	—	—	(80)
Series B Preferred stock conversions	(119,000)	—	39,667	—	—	—	—	—
Stock-based compensation	—	—	—	—	203	—	—	203
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(2,130)	—	(2,130)
Translation adjustment	—	—	—	—	—	2,140	—	2,140
Loss for the period	—	—	—	—	—	—	(2,946)	(2,946)
Balances at March 31, 2024	335,537	$—	1,318,259	$1	$429,919	$(898)	$(431,228)	$(2,206)

Issue of common stock and pre-funded warrants in Securities Purchase Agreement In Private Placement, net of expenses	—	—	486,945	1	6,289	—	—	6,290
Stock-based compensation	—	—	—	—	189	—	—	189
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	504	—	504
Translation adjustment	—	—	—	—	—	(521)	—	(521)
Loss for the period	—	—	—	—	—	—	(3,257)	(3,257)
Balances at June 30, 2024	335,537	$—	1,805,204	$2	$436,397	$(915)	$(434,485)	$999

Expenses related to Securities Purchase Agreement In Private Placement	—	—	—	—	(1)	—	—	(1)
Exercise of pre-funded warrants	—	—	347,000		—	—	—	—
Stock-based compensation	—	—	—	—	107	—	—	107
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	14,468	—	14,468
Translation adjustment	—	—	—	—	—	(14,586)	—	(14,586)
Loss for the period	—	—	—	—	—	—	(1,957)	(1,957)
Balances at September 30, 2024	335,537	$—	2,152,204	$2	$436,503	$(1,033)	$(436,442)	$(970)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities:
Net loss	$(8,160)	$(17,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5	23
Stock-based compensation	499	1,151
Changes in lease liability	(37)	(55)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3,129	3,364
Accounts payable, accrued and other current liabilities	(2,070)	599
Net cash used in operating activities	(6,634)	(12,202)
Investing activities:
Purchase of property, plant and equipment	—	(6)
Net cash used in investing activities	—	(6)
Financing activities:
Proceeds from issuing common stock and pre-funded warrants, net	6,209	—
Payment of preferred stock dividend	—	(151)
Net cash provided by (used) in financing activities	6,209	(151)

Effect of exchange rate changes on cash and cash equivalents	29	(42)
Net increase (decrease) in cash and cash equivalents	(396)	(12,401)
Cash and cash equivalents, beginning of period	3,378	18,345
Cash and cash equivalents, end of period	$2,982	$5,944
Supplemental cash flow information:
Cash received during the period for:
Interest	$59	$243
Research & development tax credits	$3,715	$4,846

Cash paid during the period for:
Taxes	$2	$2

Non cash financing activities:
Accrual of preferred stock dividends	$—	$50

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

Through September 30, 2024, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

2.            Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of September 30, 2024, the consolidated statements of operations, comprehensive loss, and stockholders’ equity (deficit) for the three and nine months ended September 30, 2024 and 2023 and the consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023, and all related disclosures contained in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2023 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2024. The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of September 30, 2024, and the results of operations, comprehensive loss, and changes in stockholders’ equity (deficit) for the three and nine months ended September 30, 2024, and cash flows for the nine months ended September 30, 2024, have been made. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other reporting period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2023 that are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2024.

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

Based on the Company’s current operating plan, it is anticipated that cash and cash equivalents of $3.0 million as of September 30, 2024, will allow it to meet its liquidity requirements into the fourth quarter of 2024. The Company’s history of losses, negative cash flows from operations, liquidity resources currently on hand, and its dependence on the ability to obtain additional financing to fund its operations after the current resources are exhausted, about which there can be no certainty, have resulted in the assessment that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issuance date of these financial statements. While the Company has plans in place to mitigate this risk, which primarily consist of raising additional capital through equity financing or by entering into a strategic transaction, there is no guarantee that it will be successful in these mitigation efforts. In the event that we are not able to secure funding, we may be forced to curtail operations, delay or stop ongoing development activities, cease operations altogether, and/or file for bankruptcy.

On August 26, 2024, the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) determined that the Company was not in compliance with the Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”) because the Company reported stockholders’ equity of less than $2.5 million as of June 30, 2024. The notice from the Staff further stated that unless the Company timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”), the Company’s securities would be subject to delisting. As of September 30, 2024, the Company has a stockholders equity deficit of approximately $0.97 million which is not in compliance with the Equity Rule. On October 15, 2024, the Company met with the Panel regarding the Company’s potential delisting from Nasdaq as a result of its violation of the Equity Rule. On October 22, 2024, the Company received the Panel’s decision which granted the Company until December 24, 2024 to regain compliance with the Equity Rule and all applicable criteria for continued listing on Nasdaq. If the Company is unable to regain compliance with the listing standards of the Nasdaq Capital Market by December 24, 2024, the Company’s securities may be delisted from Nasdaq.

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

The FASB has issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This standard will require all entities to include specified captions when reconciling the statutory income tax rate to the effective tax rate, on both a percentage and absolute dollar basis. ASU 2023-09 will also require entities to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign for each annual reporting period, with separate disclosure of individual jurisdictions for which tax payments to, or receipts from, exceed a defined threshold. The guidance in ASU 2023-09 becomes effective for annual periods beginning after December 15, 2024. The Company does not anticipate that ASU 2023-09 will require significant adjustments to the presentation of that information.

Fair Value of Financial Instruments

Financial instruments consist of cash equivalents, accounts payable and accrued liabilities. The carrying amounts of cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to the nature of the accounts and their short maturities.

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the three and nine months ended September 30, 2024 and 2023.

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

Leases

The Company accounts for lease contracts in accordance with ASC 842. As of September 30, 2024, the Company’s outstanding leases are classified as operating leases.

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

3.           Revenue

The Company recognized $10,000 and $43,000 of revenue for the three and nine months ended September 30, 2024 respectively. This revenue is related to recovery of clinical manufacturing costs associated with an investigator sponsored study managed by Cedars-Sinai Medical Center. Revenues recognized for the three and nine months ended September 30, 2023 were $16,000 and $389,000 respectively.

4.           Net Loss per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the three months ended September 30, 2024 and 2023, as the result would be anti-dilutive:

	September 30,	September 30,
	2024	2023
Stock options	118,989	145,446
Restricted Stock Units	39,747	34,798
6% convertible exchangeable preferred stock	6	6
Series A preferred stock	440	440
Series B preferred stock	—	79,248
Common stock warrants	10,871,577	215,625
Total shares excluded from calculation	11,030,759	475,563

5.            Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in $000s):

	September 30,	December 31,
	2024	2023
Research and development tax credit receivable	$1,248	$2,933
Prepayments and VAT receivable	374	792
Other current assets	309	341
	$1,931	$4,066

6.            Non-Current Assets

As of September 30, 2024, the Company had non-current assets of $0.4 million, which is primarily comprised of deposits held by a contract research organization in relation to the Company’s clinical trials.

7.            Accrued and Other Liabilities

Accrued and other current liabilities consisted of the following (in $000s):

	September 30,	December 31,
	2024	2023
Accrued research and development	$1,616	$3,668
Accrued legal and professional fees	277	570
Other current liabilities	332	380
	$2,225	$4,618

8.            Leases

The Company currently has an operating lease liability relating to its facilities in Berkeley Heights, New Jersey.

For the nine months ended September 30, 2024 and 2023, the Company recognized operating lease expenses of $57,178 and $55,982 respectively, including $9,097 and $7,902 respectively relating to a short term lease for offices in Dundee, Scotland. Cash payments made during the nine months ended September 30, 2024 and 2023 totaled $38,058 and $55,245, respectively, and were presented within cash outflows from operating activities. The remaining lease term as of September 30, 2024 is approximately 0.8 years for the Berkeley Heights facility. The discount rate used by the Company in determining the lease liability was 12%.

Remaining lease payments for both facilities are as follows (in $000s):

2024	$16
2025	38
Thereafter	—
Total future minimum lease obligation	$54
Less discount	(3)
Total	$51

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three and nine months ended September 30, 2024 and 2023 as shown in the following table (in $000s):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
General and administrative	$101	$279	$421	$801
Research and development	6	$111	78	350
Stock-based compensation costs	$107	$390	$499	$1,151

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

On June 21, 2024, the Company’s stockholders approved an additional 160,000 shares of common stock that may be issued under the 2018 Plan. On June 13, 2023, the Company’s stockholders approved an additional 60,000 shares of common stock that may be issued under the 2018 Plan. As of June 30, 2024, the Company has reserved approximately 204,000 shares of the Company’s common stock under the 2018 Plan for future issuances. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

2020 Inducement Equity Incentive Plan

In October 2020, the Inducement Equity Incentive Plan (the “Inducement Plan”), became effective. Under the Inducement Plan, Cyclacel may make equity incentive grants to new senior level Employees (persons to whom the Company may issue securities without stockholder approval). The Inducement Plan allows for the issuance of up to 13,333 shares of the Company’s common stock (or the equivalent of such number). As of September 30, 2024, 8,000 shares under the Inducement Plan have been issued, leaving a remaining reserve of 5,333 shares.

Option Grants and Exercises

There were 12,500 options granted during the nine months ended September 30, 2024, all issued under the 2018 Plan. These options had a grant date fair value of $1.77 per option. There were 43,342 options granted during the nine months ended September 30, 2023. These options had a grant date fair value ranging between $6.32-$10.98 per option.

All of the options granted during the nine months ended September 30, 2024 shall vest six months from their date of grant. Of the options granted during the nine months ended September 30, 2023, 25,633 awards shall vest on the third anniversary of their date of grant, or earlier if either of the certain performance conditions are met relating to enrollment goals for various clinical studies. The Company has assumed that these awards will vest after three years as satisfaction of the performance conditions is not probable at this time.

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718 using the following assumptions:

	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023
Expected term (years)	6	5 - 6
Risk free interest rate	3.995%	3.660% – 4.050%
Volatility	93%	89% – 92%
Expected dividend yield over expected term	0.00%	0.00%
Resulting weighted average grant date fair value	$1.77	$6.63

There were no stock options exercised during each of the nine months ended September 30, 2024 and 2023, respectively. The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income.

As of September 30, 2024, the total remaining unrecognized compensation cost related to the non-vested awards with service conditions amounted to approximately $0.2 million, which will be amortized over the weighted-average remaining requisite service period of 1.45 years.

Outstanding Options

A summary of the share option activity and related information is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price Per Share	Term (Years)	Value ($000)
Options outstanding at December 31, 2023	142,796	$50.20	7.96	$—
Granted	12,500	$2.28	—	$—
Exercised	—	$—	—	$—
Cancelled/forfeited	(36,307)	$51.78	—	$—
Options outstanding at September 30, 2024	118,989	$44.31	7.46	$—

Unvested at September 30, 2024	20,273	$14.00	8.53	$—
Vested and exercisable at September 30, 2024	98,716	$50.54	7.24	$—

Restricted Stock Units

The Company issued 12,500 restricted stock units during the nine months ended September 30, 2024. These restricted stock units vest monthly over a six-month service period. These restricted stock units were valued at $2.28 at the date of grant, which was equivalent to the market price of a share of the Company’s common stock on that date.

A total of 17,133 restricted stock units issued in January 2023 vest on the third anniversary of their date of grant, or earlier if certain defined clinical trial related performance targets are met. A three-year vesting assumption was applied to these restricted stock units as satisfaction of the performance conditions is not probable at this time. Each of these restricted stock units was valued at $13.50 at the date of grant, which was equivalent to the market price of a share of the Company’s common stock on that date. During 2023, 300 of these restricted stock units were forfeited as the recipient voluntarily terminated employment with the Company. Through September 30, 2024, an additional 7,077 of these restricted stock units have been forfeited due to the holders’ termination of employment with the Company.

Summarized information for restricted stock units as of September 30, 2024 is as follows:

		Weighted
		Average
	Restricted	Remaining
	Stock Units	Term
Restricted Stock Units outstanding at December 31, 2023	34,498	8.96 years
Granted	12,500
Cancelled/forfeited	(7,251)
Restricted Stock Units outstanding at September 30, 2024	39,747	8.55 years

Unvested at September 30, 2024	10,278	8.31 years

Vested at September 30, 2024	29,469	8.64 years

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

In connection with the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), dated as of April 30, 2024, with the Purchaser, pursuant to which the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) registering the resale of the securities issued in the Private Placement.

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

Each of the instruments issued in the Private Placement have been classified and recorded as part of shareholders’ equity (deficit).  The amounts allocated to each issued security were based on their relative fair values, resulting in initial carrying values of the respective instruments as follows:

Allocated Amount
Common shares	$72,108
Prefunded warrants	2,398,831
Common warrants	3,819,274
Net proceeds	$6,290,213

The aggregate fair value of the Placement Agent Warrants was $609,179. These have been accounted for as a direct cost of the Private Placement, resulting in no net effect to overall shareholders’ equity (deficit).

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

Each of the instruments issued in the Offerings and the Insider Private Placement have been classified and recorded as part of shareholders’ equity (deficit).  The amounts allocated to each issued security were based on their relative fair values, resulting in initial carrying values of the respective instruments as follows:

The aggregate fair value of the Placement Agent Warrants was $47,000. These have been accounted for as a direct cost of the Offerings and Inside Private Placement, resulting in no net effect to overall shareholders’ equity (deficit).

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

On August 12, 2022, the Company became aware that the shelf registration statement on Form S-3 (file number 333-231923) (the “Registration Statement”) associated with this Sales Agreement had expired on June 21, 2022. Prior to becoming aware of the expiration, the Company sold an aggregate of 132,473 shares of its common stock at the market price, following the expiration of the Registration Statement and through August 12, 2022, for aggregate proceeds of approximately $2,721,187. There was no sale of shares post August 12, 2022. The sale of these shares was subject to potential rescission rights by certain shareholders. As a result of these potential rescission rights, the Company reclassified 207,807 shares (including 75,333 shares sold for which the Company did not receive any proceeds), with an aggregate purchase price of $4,494,496 of its common as stock outside stockholders’ equity (deficit) through the expiration date of those rescission rights in August 2023. These shares were treated as issued and outstanding for purposes of calculating basic and diluted loss per share in the three and nine months ended September 30, 2023. The rescission rights for these shares have lapsed and the shares were reclassified back to permanent equity. There have been no claims or demands to exercise such rights.

On August 15, 2022, due to expiry of the Registration Statement, the Sales Agreement was mutually terminated. A total of 218,738 shares, for gross proceeds of approximately $7.6 million, had been sold pursuant to the Sales Agreement.

Warrants

April 2024 Warrants

As of September 30, 2024, warrants to purchase a total of 14,718,027 shares of common stock issued pursuant to a securities purchase agreement in a April 2024 financing transaction (the “April 2024 Securities Purchase Agreement”) remained outstanding. A total of 15,059,972 warrants were issued in pursuant to the April 2024 Securities Purchase Agreement. This consisted of i) pre-funded warrants to purchase 4,823,945 of common stock, exercisable immediately from the date of issuance, and with no expiry date, at an exercise price of $0.0001 per warrant share, ii) series A warrants to purchase up to 4,968,945 shares of common stock, exercisable immediately from the date of issuance for a period of five and a half years after the date of issuance, at an exercise price of $1.36 per warrant share, iii) series B warrants to purchase up to 4,968,945 shares of common stock, exercisable immediately from the date of issuance for a period of eighteen months after the date of issuance, at an exercise price of $1.36 per warrant share. A further 298,137 warrants issued in a concurrent placement agency agreement, are exercisable immediately from the date of issuance for a period of five and a half years after the date of issuance, at an exercise price of $2.0125 per warrant share.

A total of 688,945 pre-funded warrants were exercised during the nine months ended September 30, 2024.

December 2023 Warrants

As of September 30, 2024, warrants to purchase a total of 419,925 shares of common stock issued pursuant to a securities purchase agreement in a December 2023 financing transaction remained outstanding. A total of 396,156 warrants, including 7,956 warrants issued in a concurrent private placement, are exercisable immediately from the date of issuance for a period of seven years after the date of issuance, at an exercise price of $3.19 per warrant share. A further 23,769 warrants issued in a concurrent placement agency agreement, are exercisable immediately from the date of issuance for a period of five years after the date of issuance, at an exercise price of $4.14375 per warrant share.

There were no exercises of these warrants during the nine months ended September 30, 2024.

December 2020 Warrants

As of September 30, 2024, warrants to purchase 44,657 shares of common stock issued pursuant to a securities purchase agreement in a December 2020 financing transaction remained outstanding (the “December 2020 Securities Purchase Agreement”). Each warrant shall be exercisable beginning on the 12-month anniversary of the date of issuance for a period of five years after the date of issuance, at an exercise price of $61.95 per warrant share. The exercise price of the warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the warrants. The warrants may be exercised on a “cashless” basis.

There were no exercises of these warrants during the nine months ended September 30, 2024 or September 30, 2023.

April 2020 Warrants

As of September 30, 2024, 146,000 warrants issued pursuant to a securities purchase agreement in connection with an April 2020 equity financing remained outstanding, each with an exercise price of $75.00. The common warrants are immediately exercisable and will expire on the fifth anniversary of the original issuance date. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Company’s common stock. The common warrants were issued separately from the common stock and were eligible for transfer immediately after issuance. A common warrant to purchase one share of common stock was issued for every share of common stock purchased in this offering.

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

There were no exercises of these warrants during the nine months ended September 30, 2024 or September 30, 2023.

Series B Preferred Stock

A total of 237,745 shares of the Company’s Series B Preferred Stock were issued pursuant to a December 2020 Securities Purchase Agreement. Each share of Series B Preferred Stock was initially convertible into one third (1/3) share of common stock (the “Conversion Shares”), subject to adjustment in accordance with the Certificate of Designation.

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

During the year ended December 31, 2023, 118,745 shares of Series B Preferred Stock were converted, at the option of the holder, into 39,582 shares of common stock. During the nine months ended September 30, 2024, the remaining 119,000 shares of Series B Preferred Stock were converted, at the option of the holder, into 39,667 shares of common stock.

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

As of September 30, 2024 and December 31, 2023, 264 shares of the Series A Preferred Stock remain issued and outstanding. The 264 shares of Series A Preferred Stock issued and outstanding at September 30, 2024, are convertible into 440 shares of common stock.

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

6% Convertible Exchangeable Preferred Stock

As of September 30, 2024, there were 335,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (the “6% Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the 6% Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the 6% Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. The 6% Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends. As of September 30, 2024, there were no accrued and unpaid dividends.

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

11.          Subsequent Events

Dividends on 6% Preferred Stock

On September 4, 2024, the board of directors of the Company passed a resolution to suspend payment of the quarterly cash dividend on the Company’s 6% Convertible Exchangeable Preferred Stock scheduled for November 1, 2024. The Board of Directors will continue to evaluate the payment of a quarterly cash dividend on a quarterly basis.

On October 15, 2024, 200,000 shares of the Company’s 6% Convertible Exchangeable Preferred Stock was converted into 3 shares of common stock.

As of October 23, 2024, all of the remaining 4,135,000 pre-funded warrants pursuant to the April 2024 Securities Purchase Agreement were fully exercised.

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

Overview

We are a clinical-stage biopharmaceutical company developing innovative cancer medicines based on cell cycle, transcriptional regulation, epigenetics and mitosis control biology. We reported revenue of $10,000 and $43,000 for the three and nine months ended September 30, 2024, respectively, and revenues of $16,000 and $389,000 for the comparable three and nine months ended September 30, 2023, respectively. We do not expect to report a significant amount of revenue for the foreseeable future.

Our primary focus has been on the development of our transcriptional regulation program, which is evaluating fadraciclib, a CDK2/9 inhibitor, in solid tumors and hematological malignancies. The anti-mitotic program is evaluating plogosertib, a PLK1 inhibitor, in advanced cancers.

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

The primary objectives of the 065-101 study in the Phase 1 dose escalation stage are to determine maximum tolerated dose (MTD) and/or RP2D and in the Phase 2, Proof of Concept stage to evaluate preliminary efficacy of fadraciclib as measured by overall response rate (ORR). The secondary objectives in dose escalation are to assess safety and tolerability, pharmacokinetics, and ORR, while in Phase 2, Proof of Concept, to assess safety and tolerability, evaluate disease control rate (DCR), duration of response (DOR), progression free survival (PFS), and overall survival (OS). The study is utilizing a Simon two-stage optimal design to evaluate clinical activity. Exploratory objectives include investigation of clinical pharmacodynamics (PD) and pharmacogenomics (PGx).

The Phase 2, part of the study is ongoing and two dose expansion cohorts are enrolling patients with mechanistically relevant biomarkers, including CDKN2A and/or CDKN2B mutation or deletion or T-cell lymphoma. Cohort 8 prospectively enrolled 12 patients with known CDKNA/B genetic alterations between April and September 2024. The rationale was to further evaluate observations of clinical activity in Phase 1 patients with known CDNK2A or CDKN2B genetic alterations. Cohort 6 is enrolling patients with T-cell Lymphoma with two patients treated so far. The rationale was to further evaluate observations of partial response (PR) in 2/3 Phase 1 patients with T-cell lymphoma. Certain T-Cell lymphomas are known to harbor CDNK2A genetic alterations. All patients were treated with oral fadraciclib 100mg BID, M-F, week 1-4 in 28-day cycles which was the Recommended Phase 2 dose (RP2D).

Interim data from the Phase 2 was presented as a poster at the 2024 EORTC-NCI-AACR 36th Symposium on Molecular Targets and Cancer Therapeutics in Barcelona, Spain in October, 2024. The data showed that fadraciclib was well tolerated in Cohort 8. Most common drug-related adverse events included diarrhea, nausea, vomiting and were similar to those seen at this dose in Phase 1. There were no Grade 3 or higher treatment-emergent adverse events in the Phase 2 study this far, consistent with the Phase 1 data. The majority of patients (12/14) had ECOG performance status of 1 and median number of prior therapies was 3.

In Cohort 8, four patients had pancreatic cancer, and one each cholangiocarcinoma, duodenal, melanoma, cervical, laryngeal, ovarian, squamous cell cancer with unknown primary (CUP) and thymus cancer. Out of six patients evaluable for efficacy, two achieved stable disease: a melanoma patient whose treatment duration was 125 days and a squamous cell CUP patient who achieved 11% tumor shrinkage in the sum of all lesions on first scan with treatment duration of over 85 days (ongoing). Two additional patients with ovarian and laryngeal cancer are ongoing but have not had their first scan yet.

The most common molecular characteristics of Cohort 8 patients were loss of function or deletion of CDKN2A and/or CDKN2B tumor suppressor genes. Other pharmacogenomic observations included CDKN2A/B, KRAS and/or TP53 mutations.

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

Going Concern

For the nine months ended September 30, 2024, we used net cash of $6.6 million to fund our operating activities. We have cash and cash equivalents of $3.0 million as of September 30, 2024, will allow it to meet its liquidity requirements into the fourth quarter of 2024. However, there remains substantial doubt about our ability to continue as a going concern. We are currently investigating ways to raise additional capital through private equity financing or by entering into a strategic transaction. In the event that we are not able to secure funding, we may be forced to curtail operations, delay or stop ongoing development activities, cease operations altogether, and/or file for bankruptcy.

On August 26, 2024, the Staff of Nasdaq determined that we were not in compliance with the Equity Rule because we reported stockholders’ equity of less than $2.5 million as of June 30, 2024. The notice from the Staff further stated that unless we timely requested a hearing before a Panel, our securities would be subject to delisting. As of September 30, 2024, we had a stockholders equity deficit of approximately $0.97 million which is not in compliance with the Equity Rule. On October 15, 2024, we met with the Panel regarding our potential delisting from Nasdaq as a result of our violation of the Equity Rule. On October 22, 2024, we received the Panel’s decision which granted us until

December 24, 2024 to regain compliance with the Equity Rule and all applicable criteria for continued listing on Nasdaq. If we are unable to regain compliance with the listing standards of the Nasdaq Capital Market by December 24, 2024, our securities may be delisted from Nasdaq.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of September 30, 2024 and 2023 (in $000s):

	September 30,
	2024	2023
Cash and cash equivalents	$2,982	$5,944
Working capital:
Current assets	$4,913	$11,113
Current liabilities	(6,351)	(8,148)
Total working capital	$(1,438)	$2,965

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments and licensing revenue. We have incurred significant losses since our inception. As of September 30, 2024, we had an accumulated deficit of $436.4 million.

Cash Flows

Cash from operating, investing and financing activities for the nine months ended September 30, 2024 and 2023 is summarized as follows (in $000s):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(6,634)	$(12,202)
Net cash used in investing activities	—	(6)
Net cash provided by (used in) financing activities	6,209	(151)

Operating activities

Net cash used in operating activities decreased by $5.6 million, from $12.2 million for the nine months ended September 30, 2023 to $6.6 million for the nine months ended September 30, 2024. The decrease in cash used by operating activities was primarily the result of a decrease in net loss of $9.1 million, brought about by a reduction in clinical trial supply and non-clinical activities, offset by a change in working capital of $2.9 million.

Investing activities

Net cash used by investing activities remained inconsequential for each of the nine months ended September 30, 2024 and 2023 and consisted of IT-related capital expenditure in 2023.

Financing activities

Net cash provided by financing activities was $6.2 million for the nine months ended September 30, 2024 as a direct result of receiving approximately $6.2 million, net of expenses, from the issuance of common stock and warrants under a Securities Purchase Agreement with an institutional investor.

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. Although we are not reliant on institutional credit finance and therefore not subject to debt covenant compliance requirements or potential withdrawal of credit by banks, we are reliant on the availability of funds and activity in equity markets. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or make changes to our operating plan, which may include ceasing operations altogether and/or filing for bankruptcy. In addition, we may have to partner one or more of our product candidate programs at an earlier stage of development, which would lower the economic value of those programs to us.

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

Our history of losses, our negative cash flows from operations, our liquidity resources currently on hand, and our dependence on the ability to obtain additional financing to fund our operations after the current resources are exhausted, about which there can be no certainty, have resulted in our assessment that there is substantial doubt about our ability to continue as a going concern for a period of at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. We are currently investigating ways to raise additional capital through private equity financing or by entering into a strategic transaction. In the event that we are not able to secure funding, we may be forced to curtail operations, delay or stop ongoing development activities, cease operations altogether, and/or file for bankruptcy. In such event, our stockholders may lose their entire investment in our company.

Results of Operations

Three and Nine Months Ended September 30, 2024 and 2023

Revenues

We recognized $10,000 and $43,000 of revenue for the three and nine months ended September 30, 2024, respectively. This revenue is related to recovery of clinical manufacturing costs associated with an investigator sponsored study managed by Cedars-Sinai Medical Center. Revenues recognized for the three and nine months ended September 30, 2023 were approximately $16,000 and $389,000 respectively.

The future

We expect to completely fulfill our obligations under this agreement by the fourth quarter of 2024. The associated clinical manufacturing costs are presented as a component of research and development expenses.

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

The following table provides information with respect to our research and development expenditures for the three and nine months ended September 30, 2024 and 2023 (in $000s except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Difference		September 30,		Difference
	2024	2023	$	%	2024	2023	$	%
Transcriptional Regulation (fadraciclib)	$884	$3,554	$(2,670)	(75)	$4,128	$10,683	$(6,555)	(61)
Anti-mitotic (plogosertib)	116	1,540	(1,424)	(92)	1,582	4,249	(2,667)	(63)
Other research and development expenses	(50)	142	(192)	(135)	65	705	(640)	(91)
Total research and development expenses	$950	$5,236	$(4,286)	(82)	$5,775	$15,637	$(9,862)	(63)

Total research and development expenses represented 56% and 76% of our operating expenses for the nine months ended September 30, 2024 and 2023 respectively.

Research and development expenses decreased by $9.9 million from $15.6 million for the nine months ended September 30, 2023 to $5.2 million for the nine months ended September 30, 2024. Expenditure for the transcriptional regulation program decreased by $6.6 million relative to the respective comparative period, primarily due to decreases in manufacturing and non-clinical expenditure. Research and development expenses relating to plogosertib decreased by $2.7 million relative to the respective comparative period due to decreases in manufacturing and non-clinical expenditure.

The future

We anticipate that overall research and development expenses for the year ended December 31, 2024 will decrease compared to the year ended December 31, 2023 as we do not expect to incur further manufacturing or preclinical costs. Expenditure will be primarily clinical trial costs related to our fadraciclib Phase 1/2 065-101 study in advanced solid tumors and lymphomas.

General and Administrative Expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three and nine months ended September 30, 2024 and 2023 (in $000s except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Difference		September 30,		Difference
	2024	2023	$	%	2024	2023	$	%
Total general and administrative expenses	$1,237	$1,625	$(388)	(24)	$4,444	$4,845	$(401)	(8)

Total general and administrative expenses represented 44% and 24% of our operating expenses for the nine months ended September 30, 2024 and 2023 respectively.

General and administrative expenses decreased by approximately $0.3 million from $4.8 million for the nine months ended September 30, 2023 to $4.5 million for the nine months ended September 30, 2024, due largely to reduction in stock compensation expense.

The future

We expect general and administrative expenditures for the year ended December 31, 2024 to be lower than our expenditures for the year ended December 31, 2023, due to management efforts to lower costs across all departments.

Other (expense) income, net

The following table summarizes other (expense) income, net for the three and nine months ended September 30, 2024 and 2023 (in $000 except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Difference		September 30,		Difference
	2024	2023	$	%	2024	2023	$	%
Foreign exchange gains (losses)	$2	$104	$(102)	(98)	$6	$(58)	$64	(110)
Interest (expense) income	8	50	(42)	(84)	(18)	243	(261)	(107)
Other income (expense), net	—	(9)	9	(100)	52	50	2	4
Total other (expense) income, net	$10	145	$(135)	(93)	$40	235	$(195)	(83)

Total other income decreased by $195,000 from $235,000 for the nine months ended September 30, 2023 to $40,000 for the nine months ended September 30, 2024. Other income for the nine months ended September 30, 2024 relates to royalties receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by us in March 2006) sold certain assets and intellectual property to ThermoFisher Scientific Company, or TSC (formerly Invitrogen Corporation) through the APA and other related agreements. The assets and technology were not part of our product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, we presented $52,000 and $50,000 as other income arising from royalties from the APA during each of the nine months ended September 30, 2024 and 2023 respectively.

Foreign exchange gains (losses)

Foreign exchange gains increased by $64,000, from a loss of $58,000 for the nine months ended September 30, 2023, to a gain of $6,000 for the nine months ended September 30, 2024.

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

The following table summarizes total income tax benefit for the three and nine months ended September 30, 2024 and 2023 (in $000s except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Difference		September 30,		Difference
	2024	2023	$	%	2024	2023	$	%
Total income tax benefit	$210	$668	$(458)	(69)	$1,976	$2,574	$(598)	(23)

The total income tax benefit, which comprised of research and development tax credits recoverable, decreased by approximately $0.6 million, from $2.6 million for the nine months ended September 30, 2023 to $2.0 million for the nine months ended September 30, 2024. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year and the availability of trading losses.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide information in response to this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of September 30, 2024, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of September 30, 2024, our disclosure controls and procedures to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures were not effective at the reasonable assurance level due to the material weakness in internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We submitted a plan to Nasdaq’s Listing Qualifications Staff (“Staff”) advising of actions we have taken or will take to regain compliance with Nasdaq Listing Rule 5550(b)(1). On August 26, 2024, the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) determined that we were not in compliance with the Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”) because we reported stockholders’ equity of less than $2.5 million as of June 30, 2024. The notice from the Staff further stated that unless we timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”), our securities would be subject to delisting. As of September 30, 2024, we had a stockholders equity deficit of approximately $1.02 million which is not in compliance with the Equity Rule. On October 15, 2024, we met with the Panel regarding our potential delisting from Nasdaq as a result of our violation of the Equity Rule.  On October 22, 2024, we received the Panel’s decision which granted us until December 24, 2024 to regain compliance with the Equity Rule and all applicable criteria for continued listing on Nasdaq. If we are unable to regain compliance with the listing standards of the Nasdaq Capital Market by December 24, 2024, our securities may be delisted from Nasdaq.

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
101

The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

104		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).
	* #	Filed herewith. Management contract or compensatory plans or agreements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: November 12, 2024	By:	/s/ Paul McBarron
Paul McBarron
Chief Operating Officer, Chief Financial Officer and Executive Vice President, Finance