Form 10-K
period 2024-12-31
Cyclacel Pharmaceuticals, Inc.
filed 2025-04-02
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 00-50626

CYCLACEL PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1707622
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Level 10, Tower 11, Avenue 5, No. 8 Jalan Kerinchi, Kuala Lumpur, Malaysia	592000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (908) 517-7330

200 Connell Drive, Suite 1500, Berkeley Heights, New Jersey 07922

(Former address, if changed since last report)

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), as of June 30, 2024 (based upon the closing sale price of $1.62 of such shares on The NASDAQ Capital Market on June 30, 2024), the last business day of the registrant’s most recently completed second fiscal quarter, was $2,523,882.

As of March 27, 2025, there were 207,336,389 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following document (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s definitive proxy statement for the 2025 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

Our business is subject to the following principal risks and uncertainties:

Risks Associated with Development and Commercialization of Our Drug Candidates

●	The cost, time, and possibility of delays associated with clinical trials, which may be required to continue beyond our available funding. We cannot be certain that we will be able to raise sufficient funds to complete the development and commercialize our remaining product candidates currently in clinical development, should they succeed.
●	We may suffer significant delays, setbacks or negative results in, or termination of, our clinical trials.
●	We are making use of biomarkers, which are not scientifically validated, and our reliance on biomarker data may thus cause us to direct our resources inefficiently.
●	We may be unable to directly control the timing, conduct and expense of our clinical trials, due to our reliance on contract research organizations and other third parties to conduct clinical trials.
●	We have no manufacturing capacity and will rely on third party manufacturers for the late-stage clinical trials, development and commercialization of any drugs we may develop or sell.
●	We may encounter difficulties in managing our growth and expanding our operations successfully as we evolve from a company primarily involved in discovery and development to one also involved in the commercialization of drugs and devices.
●	Our drug candidates are subject to extensive regulation, which can be costly and time-consuming, and we may not obtain approvals for the commercialization of any of our drug candidates.
●	Even if we successfully complete the clinical trials for our current product candidate, the product candidate may fail for other reasons.
●	We face intense competition and our competitors may develop drugs that are less expensive, safer, or more effective than our drug candidates.
●	If we fail to enter into and maintain successful strategic alliances for our drug candidates, we may have to reduce or delay our drug candidate development or increase our expenditures.
●	If our drug candidates or distribution partners’ products fail to achieve market acceptance, we may not be able to generate significant revenue and our business may suffer. Our business may be affected by the efforts of government and third-party payors to contain or reduce the cost of healthcare through various means.
●	We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for a product candidate and may have to limit its commercialization.
●	We may be subject to numerous and varying privacy and security laws, and our failure to comply could result in penalties and reputational damage.

Risks Related to Our Business and Financial Condition

●	We have a history of operating losses and we may never become profitable. Our stock is a highly speculative investment.
●	There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional capital in upcoming periods which may not be available to us on reasonable terms, if at all.
●	Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
●	If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

●	Funding constraints may negatively impact our research and development activities, forcing us to delay our efforts to develop our only current product candidate, plogosertib (“plogo”), which may prevent us from commercializing our product candidate as quickly as possible.
●	We are experiencing an increasingly tight and competitive labor market with an increase in employee turnover rates and higher compensation and hiring costs. This may have an adverse effect on our ability to attract and retain skilled personnel and may harm our business.

Risks Related to our Intellectual Property

●	If we fail to enforce adequately or defend our intellectual property rights, our business may be harmed.
●	We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

Risks Related to Securities Regulations and Investment in Our Securities

●	Failure to achieve and maintain internal controls in accordance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.
●	We incur increased costs and management resources as a result of being a public company, and we may fail to comply with public company obligations.
●	We may have limited ability to pay cash dividends on our preferred stock, and there is no assurance that future quarterly dividends will be declared.
●	The future sale of our common and convertible preferred stock and future issuances of our common stock upon conversion of our preferred stock could negatively affect our stock price and cause dilution to existing holders of our common stock.
●	The number of shares of common stock which are registered, including the shares to be issued upon exercise of our outstanding warrants, is significant in relation to our currently outstanding common stock and could cause downward pressure on the market price for our common stock.
●	Our management team will have broad discretion over the use of the net proceeds from any sale of our securities.

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

Recent Developments

In December 2024 the Company announced that it was in the process of exploring and reviewing strategic alternatives on an expedited basis in order to preserve the Company’s cash, including a potential transaction with investor David Lazar of Activist Investing, LLC,  or “Lazar”. The Company’s Board of Directors reviewed a range of appropriate strategies to realize value from its assets. The Board directed management to reduce operating costs, which included the liquidation of the Company’s wholly owned United Kingdom subsidiary Cyclacel Limited, or Subsidiary, while such alternatives were being explored. On January 2, 2025 the Company entered into a securities purchase agreement with investor Lazar, pursuant to which he agreed to purchase from the Company 1,000,000 shares of Series C Convertible Preferred Stock and 2,100,000 shares of Series D Convertible Preferred Stock of Cyclacel at a purchase price of $1.00 per share for aggregate gross proceeds of $3.1 million, subject to the terms and conditions of the Agreement. The proceeds of the transaction will be used to settle outstanding liabilities of the Company and other general corporate and operating purposes.

On January 31, 2025, the creditors voluntary liquidation of Cyclacel Limited was announced in the London Gazette, one of the official public records of the government of the United Kingdom.  As part of the Company’s efforts to reduce operating costs it has determined to focus on the development of the plogo clinical program only. On March 10, 2025, the Company entered into an Agreement for the Sale and Purchase of certain assets related to plogo with Cyclacel Limited and the joint liquidator. Therefore, fadraciclib, the Subsidiary’s other drug development program, is being marketed for sale by the joint liquidator through Hilco Appraisals Limited, a firm of professional valuation agents and will no longer be part of the assets of the Company as of January 2025.

With the commencement of the liquidation of the Subsidiary, the Company will no longer be considered to have control over the Subsidiary and the financial results of the Subsidiary will be deconsolidated from those of the Company. The deconsolidation, which is anticipated to increase stockholders’ equity by approximately $5.0 million, will be reported in the Company’s Form 10-Q for the three months ended March 31, 2025.

General

We are a clinical-stage biopharmaceutical company working to develop innovative cancer medicines based on cell cycle, epigenetics and mitosis biology. We are a pioneer company in the field of cancer cell cycle biology with a vision to improve patient healthcare by translating insights in cancer biology into medicines that can overcome resistance and ultimately increase a patient’s overall survival.

The epigenetic/anti-mitotic program is evaluating plogo, a PLK1 inhibitor, in solid tumors and hematological malignancies. Our strategy is to build a diversified biopharmaceutical business based on a pipeline of novel drug candidates addressing oncology and hematology indications.

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

As part of the Company’s efforts to reduce operating costs, it has determined to focus on the development of plogo only.

Cell Cycle Control Biology

 Polo Kinases and other mitotic kinases were first discovered in fruit flies by our former Chief Scientist, Professor David Glover, PhD. PLK1 is a serine/threonine kinase playing a central role in cell division, or mitosis. In particular, PLK1 regulates mitotic entry, spindle formation, mitotic exit and cytokinesis and is an important regulator of the DNA damage checkpoint. Cancer cells are much more sensitive to PLK1 depletion than normal cells with intact cell cycle checkpoints. Inhibiting PLK1 blocks proliferation by prolonged mitotic arrest followed by onset of cancer cell death. The lead drug in our anti-mitotic program is plogosertib, or plogo (formerly known as CYC140).

Clinical Development Pipeline

Our pipeline of innovative medicines aims to provide safe and effective anticancer treatment options to patients combined with the convenience of oral administration. Our preclinical and clinical studies suggests that daily dosing by the oral route is a preferred strategy for both our drugs. We also conducted certain early clinical studies using intravenous (“i.v.”) administration. The aim of the current streamlined studies is to assess safety and identify signals of clinical activity which may lead to registration-enabling outcomes.

The following table summarizes our development programs:

PROGRAM	INDICATION	PHASE
Mitosis Regulation
Plogosertib PLK* inhibitor (oral)	Solid tumors – multiple cohorts defined by tumor histology and a basket cohort	Phase 1/2 to achieve proof of concept #

* PLK: polo-like kinase.

# Study to resume recruitment following introduction of new oral formulation.

We currently retain all global marketing rights to the compounds associated with our clinical-stage drug program.

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

Plogo is a novel, small molecule, selective, PLK1 inhibitor which has demonstrated an epigenetic mechanism, potent and selective target inhibition (PLK1 IC50 approximately 3 nM) and impressive efficacy in human tumor xenografts at non-toxic doses. Plogo has improved pharmaceutical properties over earlier, clinical stage, PLK inhibitors. Our translational biology program supports the development of plogo in solid tumor and hematological malignancy indications.

 Clinical development

Phase 1/2 Study in advanced solid tumors and lymphomas (CYC140-101, orally dosed)

This open-label Phase 1/2 registration-directed study uses a streamlined design and initially seeks to determine the RP2D for single-agent oralplogo in a dose escalation stage. Once RP2D has been established, the study will enter into proof-of-concept, cohort stage, using a Simon 2-stage design. In this stage plogo will be administered to patients in up to seven mechanistically relevant cohorts including patients with bladder, breast, colorectal (including KRAS mutant), hepatocellular and biliary tract, and lung cancers (both small cell and non-small cell), as well as lymphomas. An additional basket cohort will enroll patients with biomarkers relevant to the drug’s mechanism, including MYC amplified tumors. The protocol allows for expansion of individual cohorts based on response which may allow acceleration of the clinical development and registration plan for plogo.

Fifteen patients have been treated at the first five dose escalation levels with no dose limiting toxicities observed. Stable disease has been observed in pretreated patients with gastrointestinal, lung, and ovarian cancers. A new, alternative salt, oral formulation of plogo with improved bioavailability is under development.

Published preclinical data

Preclinical data presented at the 2016 28th EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium and at the 2017 Annual Meeting of the American Association of Cancer Research demonstrated the therapeutic potential of plogo as a targeted anti-cancer agent. The data demonstrated that plogo is a selective PLK1 inhibitor which is highly active against both solid and liquid cancer models, preferentially induces growth inhibition and cell death in malignant versus non-malignant cells.

Treatment of proliferating cells with plogo resulted in reduced phosphorylation of the PLK1 substrate phospho-nucleophosmin, accumulation of cells in mitosis and an increase in the proportion of mitotic cells with monopolar spindles, which are all features consistent with PLK1 inhibition. In a cell line panel derived from esophageal cancer and various non-malignant solid tissues, plogo was preferentially cytotoxic to malignant cells. Malignant cells which are sensitive to plogo undergo complete growth inhibition and induction of cell death in response to treatment. In contrast, non-malignant cells are only temporarily arrested and normal cell cycle transit is restored.

Business Strategy

Our clinical development strategy is focused on our program in epigenetics/mitosis control biology. As part of the Company’s efforts to reduce operating costs it has determined to focus on the development of the plogo clinical program only. Fadraciclib, the Subsidiary’s other drug development program, is being marketed for sale by the joint liquidators through Hilco Appraisals Limited, a firm of professional valuation agents and will no longer be part of the assets of the Company as of January 2025. We have retained worldwide rights to commercialize plogo.

Focus on the cell cycle and cancer

 Our core area of expertise is in cell cycle biology and our senior management team has extensive experience in research, preclinical and clinical development and sales and marketing. The novel, mechanism-targeted cell cycle drugs we are developing are designed to be highly selective in comparison to conventional chemotherapies, potentially inducing death in cancer cells while sparing most normal cells which may give rise to fewer side-effects.

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

Licenses

Some of our programs are based on technology licensed from others. Our breach of an existing license or failure to obtain a license to technology required to develop, test and commercialize our products may seriously harm our business. In March 2023, we terminated our license agreement with Daiichi Sankyo Co., Ltd. for patents and patent applications covering sapacitabine for commercial reasons.

Patents and Proprietary Technology

Plogosertib Patents and Proprietary Rights

As of December 31, 2024, we owned 2 patent granted in the United States, 2 granted by the European Patent Office, or EPO, and 6 granted in other countries worldwide. We owned 2 patent applications filed in the United States, 2 filed at the EPO and 16 filed in other countries worldwide.

As of March 26, 2025, we have 2 patents granted in the United States, 1 granted by the European Patent Office, or EPO, and 6 granted in other countries worldwide. We have 2 patent applications filed in the United States, 2 filed at the EPO and 16 filed in other countries worldwide.

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

If patents are issued to others containing valid claims that cover our compounds or their manufacture or use or screening assays related thereto, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. We are aware of several published patent applications, and understand that others may exist, that could support claims that, if granted and held valid, would cover various aspects of our developmental programs, including in some cases particular uses of our drug candidate plogo, or other therapeutic candidates, or substances, processes and techniques that we use in the course of our research and development and manufacturing operations.

In addition, we understand that other applications and patents exist relating to potential uses of plogo which are not part of our current clinical programs for those compounds. Although we intend to continue to monitor the pending applications, it is not possible to predict whether these claims will ultimately be allowed or if they were allowed what their breadth would be. In addition, we may need to commence litigation to enforce any patents issued to us or to determine the scope and validity of third-party proprietary rights. For example, in one case we opposed a European patent relating to human aurora kinase and the patent was finally revoked (no appeal was filed). Litigation would create substantial costs. We are aware that other patents exist that claim substances, processes, techniques and methods of use, which, if held valid, could potentially restrict the scope of our research, development or manufacturing operations. If competitors prepare and file patent applications in the United States that claim technology that we also claim, we may have to participate in interference proceedings in the United States Patent and Trademark Office to determine which invention has priority. These proceedings could result in substantial costs, even if the eventual outcome is favorable to us. An adverse outcome in litigation could subject us to significant liabilities to third parties and require us to seek licenses of the disputed rights from third parties or to cease using the technology, even a therapeutic product, if such licenses are unavailable or too expensive.

Issued patents for plogo cover the United States, EPO and six other countries.

Manufacturing

We have no in-house manufacturing capabilities and have no current plans to establish manufacturing facilities for significant clinical or commercial production. We have no direct experience in manufacturing commercial quantities of any of our products, and we currently lack the resources or capability to manufacture any of our products on a clinical or commercial scale. As a result, we are dependent on corporate partners, licensees or other third parties for the manufacturing of clinical (and eventually commercial) scale quantities of all of our products. We believe that this strategy will enable us to direct operational and financial resources to the development of our product candidate rather than diverting resources to establishing a manufacturing infrastructure.

Government Regulation

The FDA and comparable regulatory agencies in state and local jurisdictions, as well as in foreign countries, impose substantial regulatory requirements upon the clinical development, manufacture, marketing and distribution of drugs. These agencies and other federal, state and local authorities regulate research and development activities and the testing, manufacture, quality control, import, export, safety, efficacy, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of drug products, such as those we are developing. Along with our third-party contractors, we will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of plogo or any of its product candidates. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

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

•	approval by an Institutional Review Board (“IRB”) or ethics committee at each clinical site before the trial is initiated at such sites;

•

performance of adequate and well-controlled clinical trials in accordance with good clinical practice, or GCP, and other clinical-trial related regulations to establish the safety and efficacy of the drug candidate for each proposed indication;

•	preparation and submission of a new drug application (“NDA”), to the FDA;

•	a determination by the FDA within 60 days of its receipt of an NDA to file the application for review;

•	satisfactory completion of an FDA Advisory Committee review, if applicable;

•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product is produced to assess compliance with current good manufacturing practice requirements, or cGMP, regulations;

•	potential audit of selected clinical trial sites to assess compliance with GCP and the integrity of the clinical data submitted in support of the NDA; and

•	FDA review and approval of the NDA to permit commercial marketing of the drug product for particular approved indications for use in the United States.

This testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all.

Preclinical development

Before testing any drug product candidate, including plogo, our sole current product candidate, in humans, the product candidate must undergo rigorous preclinical testing. Preclinical and other nonclinical tests generally include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The Consolidated Appropriations Act for 2023, signed into law on December 29, 2022, (P.L. 117-328) amended the FDCA and the Public Health Service Act to specify that nonclinical testing for drugs may, but is not required to, include in vivo animal testing. According to the amended language, a sponsor may fulfill nonclinical testing requirements by completing various in vitro assays (e.g., cell-based assays, organ chips, or micro-physiological systems), in silico studies (i.e., computer modeling), other human or nonhuman biology-based tests (e.g., bioprinting), or in vivo animal tests. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after an IND for an investigational drug candidate is submitted to the FDA and human clinical trials have been initiated.

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

Patent term restoration

Depending upon the timing, duration and specifics of FDA approval of the use of our product candidate, some of our United States patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product candidate’s approval date. The patent term restoration period is generally one half of the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of the NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved product candidate is eligible for the extension and the application for extension must be made prior to expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA.

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

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for our product candidate must meet applicable cGMP requirements to the FDA's or comparable foreign regulatory authorities' satisfaction before any product is approved and our commercial products can be manufactured. We rely, and expect to continue to rely, on third parties for the production of clinical (and ultimately commercial) quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic prescheduled or unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Future inspections by the FDA and other regulatory agencies may identify compliance issues at the facilities of our CMOs that may disrupt production or distribution or require substantial resources to correct. In addition, the discovery of conditions that violate these rules, including failure to conform to cGMPs, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including voluntary recall and regulatory sanctions as described below.

Once an approval or clearance of a drug is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or other enforcement-related letters or clinical holds on post-approval clinical trials;

•	refusal of the FDA to approve pending marketing applications or supplements to approved marketing authorizations, or suspension or revocation of product approvals;

•	product seizure or detention, or refusal to permit the import or export of products;

•	injunctions or the imposition of civil or criminal penalties; and

•

consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs; or mandated modification of promotional materials and labeling and the issuance of corrective information.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Most recently, the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that was initially expected to culminate in November 2023. In August 2023, the FDA announced “a 1-year stabilization period to accommodate additional time” needed by pharmaceutical supply chain stakeholders. Since then, the deadline has been pushed further with an additional year into 2025. The DSCSA’s new 2025 deadline for manufacturers and repackagers is May 27, 2025. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, whether FDA regulations, guidance or interpretations will be changed or what the impact of such changes, if any, may be.

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

European Union drug development, review and approval

In the European Union, our product candidate also may be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained. Similar to the United States, the various phases of pre-clinical and clinical research in the European Union are subject to significant regulatory controls.

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

Under the EU’s new Clinical Trials Regulation, which took effect in January 2022, there will be a centralized application procedure where one EU Member State’s competent authority takes the lead in reviewing part I of the application, which contains scientific and medicinal product documentation, and the other national authorities only have limited involvement. Part II, which contains the national and patient-level documentation, will be assessed individually by each EU Member State. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the competent EU Member State. Any substantial changes to the trial protocol or other information submitted with the CTA must be notified to or approved by the relevant competent authorities and ethics committees. Medicines used in clinical trials must be manufactured in accordance with good manufacturing practices. Other national and EU-wide regulatory requirements may also apply. Currently, the extent to which clinical trials will be governed by the Clinical Trials Regulation will depend on when the clinical trial is initiated or on the duration of an ongoing trial. As of January 2023, all new clinical trials must comply with the Clinical Trials Regulation. In addition, any clinical trial that was already under way as of January 1, 2023 and continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable (i.e., January 31, 2025), the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

To obtain a marketing authorization of a drug in the European Union, we may submit marketing authorization applications, or MAA, either under the so-called centralized or national authorization procedures.

Centralized procedure

The centralized procedure provides for the grant of a single marketing authorization following a favorable opinion by the European Medicines Agency, or EMA, that is valid in all EU member states, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced-therapy medicines (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions and viral diseases. The centralized procedure is optional for products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use, or the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding stop-clocks.

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

The ten-year market exclusivity in the European Union may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not justifying maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:

•	the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;

•	the applicant consents to a second orphan medicinal product application; or

•	the applicant cannot supply enough orphan medicinal product.

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

Periods of authorization and renewals

A marketing authorization is valid for five years in principle and the marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the E.U. market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause).

Health Care Reform

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidate. For example, Congress must reauthorize the FDA’s user fee programs every five years and often makes changes to those programs in addition to policy or procedural changes that may be negotiated between the FDA and industry stakeholders as part of this periodic reauthorization process. Congress most recently reauthorized the user fee programs in September 2022 but without any substantive policy changes. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA that affect health care expenditures. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and was extended by the Consolidated Appropriations Act for 2023 and will remain in effect through 2032 unless additional Congressional action is taken.

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Notably, on December 20, 2019, the Further Consolidated Appropriations Act for 2020 was signed into law (P.L. 116-94) that includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 (the “CREATES Act”), which provides a legislatively defined private right of action under which eligible product developers can bring suit against companies who refuse to sell sufficient quantities of their branded products on commercially reasonable, market-based terms to support such eligible product developers’ marketing applications. The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. Because generic and biosimilar product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic and biosimilar products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic and biosimilar product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown. We cannot currently predict the specific outcome or impact on our business of such regulatory and legislative initiatives.

In August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law, which is a measure from the Biden administration aimed at reducing prescription drug costs and increasing access to innovative cell and gene therapies for Medicaid recipients. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. In addition to the IRA’s drug price negotiation provisions, Executive Order 14087, issued in October 2022, called for the CMS innovation center to prepare and submit a report to the White House on potential payment and delivery modes that would complement to IRA, lower drug costs, and promote access to innovative drugs. On his first day in office, President Donald Trump repealed Executive Order 14087, which introduces uncertainty in federal drug pricing strategies.

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

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug, which could have an adverse effect on customers for our product candidate. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from plogo and any of our future product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

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

A large number of drug candidates are in development for the treatment of leukemia and lymphomas, MDS, gastrointestinal, genitourinary, gynecological and thoracic cancers and other advanced solid tumors. Cardiff Oncology has a PLK1 inhibitor in clinical trials and we believe that Arbutus, Boehringer Ingelheim, GlaxoSmithKline, Merck, Onconova, and Takeda have been and may continue to be evaluating PLK inhibitors for hemato-oncology indications. Several companies are pursuing discovery and research activities in each of the other areas that are the subject of our research and drug development program.

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

Risks Associated with Development and Commercialization of Our Drug Candidates

Clinical trials are expensive, time consuming, subject to delay and may be required to continue beyond our available funding and we cannot be certain that we will be able to raise sufficient funds to complete the development and commercialize our remaining product candidate currently in clinical development, should it succeed.

We are a clinical-stage biopharmaceutical company with one product candidate in clinical development currently, plogosertib, a polo-like kinase 1 (PLK 1) inhibitor for treatment of in esophageal cancer and acute leukemia (“plogo”). Clinical trials may also have uncertain outcomes. We estimate that clinical trials of our drug candidate may be required to continue beyond our available funding and may take several more years to complete. The designs used in some of our trials have not been used widely by other pharmaceutical companies. We cannot guarantee that any clinical trials we undertake to conduct will be conducted as planned or completed on schedule or at all. Failure can occur at any stage of the testing and we may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent commercialization of our current or future drug candidates. The success of our product candidate will depend on several factors, including, but not limited to:

●	delays in securing clinical investigators or trial sites for our clinical trials;
●	delays in obtaining institutional review board, or IRB, and regulatory approvals to commence a clinical trial;
●	failure to obtain regulatory authority permission to conduct a clinical trial, after review of an investigational new drug or equivalent foreign application or amendment;
●	slower than anticipated rates of subject recruitment and enrollment, or not reaching the targeted number of subjects because of competition for patients from other trials;
●	negative or inconclusive results from clinical trials, as demonstrated by our announcement on February 24, 2017 that our SEAMLESS Phase 3 study failed to reach its primary endpoint;
●	inability to generate satisfactory preclinical or other nonclinical data, including, toxicology, or other in vivo or in vitro data or diagnostics to support the initiation or continuation of clinical trials;
●	unforeseen safety issues;
●	failure by clinical sites or contract research organizations, or CROs, or other third parties to adhere to clinical trial requirements, GCP, or other applicable regulatory requirements;

●	subjects discontinuing participating in our clinical trials at a greater than expected rate;
●	imposition by the FDA of a clinical hold or the requirement by other similar regulatory agencies that one or more clinical trials be delayed or halted;
●	uncertain dosing issues that may or may not be related to incompletely explored pharmacokinetic and pharmacodynamics behaviors;
●	approval and introduction of new therapies or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications less attractive;
●	inability to monitor patients adequately during or after treatment or problems with investigator or patient compliance with the trial protocols;
●	inability to replicate in large, controlled studies safety and efficacy data obtained from a limited number of patients in uncontrolled trials;
●	the ultimate affordability of the cost of clinical trials of our product candidate;
●	effectively launching commercial sales of our product candidate, if approved, whether alone or in collaboration with others;
●	achieving acceptance of our product candidate, if approved, by patients, the medical community and third-party payors;
●	effectively competing with other therapies;
●	if our product candidate is approved, obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our product candidate;
●	complying with all applicable regulatory requirements, including FDA current Good Clinical Practices (“GCP”), current Good Manufacturing Practices (“cGMP”), and standards, rules and regulations governing promotional and other marketing activities;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols or performing additional nonclinical studies; and
●	unavailability of clinical trial supplies.

Any inability to successfully complete clinical development and obtain regulatory approval for our product candidate could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidate, we may need to conduct additional nonclinical studies and/or clinical trials, or the results obtained from such new formulation may not be consistent with previous results obtained. Clinical trial delays could also shorten any anticipated periods of patent exclusivity for our product candidate and may allow competitors to develop and bring products to market before we do, which could impair our ability to successfully commercialize our product candidate and may harm our business and results of operations.

If we experience delays or difficulties in the enrollment of research subjects in clinical trials, those clinical trials could take longer than expected to complete and our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of research subjects to participate in these trials. In particular, for some diseases and conditions we are or will be focusing on, our pool of suitable patients may be smaller and more selective and our ability to enroll a sufficient number of suitable patients may be limited or take longer than anticipated. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates, and volunteers or patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates. The timing of our clinical trials depends in part on the rate at which we can recruit patients to participate in clinical trials of our product candidate, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. If we experience delays in our clinical trials, the timeline for obtaining regulatory approval of our product candidate will most likely be delayed.

Many factors may affect our ability to identify, enroll and maintain qualified patients for any of our clinical trials may also be affected by other factors, including without limitation:

the size and nature of the target patient population;

●	the severity of the disease under investigation;
●	the subject eligibility criteria for the clinical trial in question;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	size and nature of the patient population;
●	patients’ perceptions as to risks and benefits of the product candidate under study and the participation in a clinical trial generally in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating regarding the drug candidate under study in the clinical trial;
●	the approval and availability of other therapies to treat the disease or disorder that is being investigated in the clinical trial;
●	the extent of the efforts to facilitate timely enrollment in clinical trials;

● patients who do not complete the trials for personal reasons;

●	severity of the disease under investigation;
●	the patient referral practices of physicians;
●	the ability to monitor volunteers or subjects adequately during and after treatment;
●	the presence of other drug candidates in clinical development for the same indication or against the same target; and
●	the proximity and availability of clinical trial sites for prospective subjects.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidate, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our product candidate represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies rather than enroll patients in any future clinical trial.

Our inability to enroll a sufficient number of subjects for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our drug candidates, and we may not have or be able to obtain sufficient cash to fund such increased costs when needed, which could result in the further delay or termination of clinical trials. If we experience delays in the completion of, or termination of, any clinical trials of our product candidate, the commercial prospects of our product candidate could be harmed, and our ability to generate product revenue from plogo could be delayed or prevented. In addition, any delays in completing our clinical trials would likely increase our overall costs, impair product candidate development and jeopardize our ability to obtain regulatory approval relative to our current plans. Any of these occurrences may harm our business, financial condition, and prospects significantly.

The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.

We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any future collaborators may decide, or regulatory authorities may require us, to conduct additional clinical trials or nonclinical studies. We will be required to demonstrate with substantial evidence through well-controlled, adequate clinical trials that plogo is safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future larger registration clinical trials will be successful. This is because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and comparable foreign regulatory authorities despite having progressed through nonclinical studies and early-stage clinical trials.

From time to time, we may publish or report interim or preliminary data from our clinical trials. Interim or preliminary data from clinical trials that we may conduct may not be indicative of the final results of such trials and are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more data from the trials become available. Efficacy data from prospectively designed trials may differ significantly from those obtained from retrospective subgroup analyses. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for our product candidate may be adversely impacted. Even if we believe that we have adequate data to support an application for regulatory approval to market our current product candidate, plogo, or any future product candidates, the FDA or other regulatory authorities may not agree and may require that we conduct additional clinical trials. Interim or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim or preliminary data. As a result, interim or preliminary data should be viewed with caution until the final data are available.

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

The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are, and will remain, subject to extensive regulation by the FDA in the United States and by the respective regulatory authorities in other countries where regulations differ. Clinical testing is expensive and can take many years to complete, with the outcome inherently uncertain. Failure can occur at any time during the clinical trial process. Before obtaining approval from regulatory authorities for the sale of our product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Prior to initiating clinical trials, a sponsor must complete extensive preclinical testing of a product candidate, including, in most cases, preclinical efficacy experiments as well as IND-enabling toxicology studies. These experiments and studies may be time-consuming and expensive to complete. We are not permitted to market plogo or any of our future product candidates in the United States until we receive the respective approval of a new drug applications (an “NDA”) from the FDA, or in any foreign countries until we receive the requisite approval from the respective regulatory authorities in such countries. The time required to obtain approval, if any, by the FDA, EMA and comparable foreign authorities is unpredictable, but typically takes many years following the commencement of clinical trials, if approval is obtained at all, and depends upon numerous factors, including the substantial discretion of the regulatory authorities and the type, complexity and novelty of the product candidates involved. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical studies or clinical trials. We have not submitted a marketing application such as an NDA to the FDA, an MAA to the EMA or any similar application to any other jurisdiction. We have limited experience in planning and conducting the clinical trials required for marketing approvals, and we have relied, and expect to continue to rely on third-party CROs to assist us in this process. Obtaining marketing approval requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and effectiveness. Securing marketing approval also requires the submission of information about the product manufacturing process, and in many cases the inspection of manufacturing, processing and packaging facilities by the regulatory authorities. Our product candidate, plogo, may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use, or there may be deficiencies in cGMP compliance by us or by our contract manufacturers that could result in the candidate not being approved. Moreover, we have not obtained regulatory approval for any drug candidate in any jurisdiction and it is possible that none of our existing drug candidates or any drug candidates we may seek to develop in the future will ever obtain regulatory approval.

In addition, plogo could fail to receive, or could be delayed in receiving, regulatory approval for many reasons, including any one or more of the following:

●	the FDA, EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA, EMA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA or comparable foreign regulatory authorities for approval;
●	delay or failure in obtaining IRB approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical trial at each site;
●	we may be unable to demonstrate that a drug candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA, EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●	failure of our third-party clinical trial managers, CROs, clinical trial sites, contracted laboratories or other third-party vendors to satisfy their contractual duties, meet expected deadlines or return trustworthy data;

●	a decision by the FDA, the IRB, a comparable foreign regulatory authority, or us to suspend or terminate clinical trials at any time for safety issues or for any other reason;
●	lack of adequate funding to continue a trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional studies or increased expenses associated with the services of our CROs and other third parties
●	the data collected from clinical trials of our drug candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;
●	upon review of our clinical trial sites and data, the FDA or comparable foreign regulatory authorities may find our record keeping or the record keeping of our clinical trial sites to be inadequate;
●	the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies may fail to meet the requirements of the FDA, EMA or comparable foreign regulatory authorities;
●	the FDA, EMA or comparable foreign regulatory authorities may fail to approve the companion diagnostics we contemplate developing internally or with partners; and
●	the change of the medical standard of care or the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner that renders our clinical data insufficient for approval.

If we experience delays in the completion or termination of any clinical trial of our product candidate, the approval and commercial prospects of our product candidate will be harmed, delaying our ability to generate product revenues from such product candidate and our costs will most likely increase. The required regulatory approvals may also be delayed, thereby jeopardizing our ability to commence product sales and generate revenues and the period of commercial exclusivity for our product may be decreased. Regulatory approval of our product candidate may be denied for the same reasons that caused the delay. The time and expense of the approval process, as well as the unpredictability of future clinical trial results and other contributing factors, may result in our failure to obtain regulatory approval to market any of our product candidate in one or more jurisdictions, which would significantly harm our business, results of operations and prospects. In such cases, we may also not have the resources to conduct new clinical trials and/or we may determine that further clinical development of any such drug candidate is not justified and may discontinue any such programs.

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

Our product candidate may cause undesirable side effects that could delay or prevent their marketing approval, limit their commercial potential, or result in significant negative consequences following marketing approval, if marketing approval is obtained.

Undesirable side effects caused by our product candidate, plogo, could cause us or the FDA or other regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other applicable regulatory authorities. In the event that our clinical trials produce undesirable side effects, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidate for any or all targeted indications. In addition to this, the product-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

Clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients, rare and severe side effects of our product candidate may only be uncovered with a significantly larger number of patients exposed to the product candidate. If plogo receives marketing approval and we or others identify undesirable side effects caused by plogo after such approval, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw or limit their approval of plogo;
●	regulatory authorities may require the addition of labeling statements, specific warnings or a contraindication;
●	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients, or we may be required to implement a REMS to ensure that the benefits of the product outweigh the risks;
●	we may be required to change the way plogo is distributed or administered, or change the labeling of plogo;
●	we may be required to conduct post-marketing studies;
●	we may be subject to regulatory investigations and government enforcement actions;
●	the FDA or a comparable foreign regulatory authority may require us to conduct additional clinical trials or costly post-marketing testing and surveillance to monitor the safety and efficacy of the product;
●	we may decide to recall plogo from the marketplace after it is approved;
●	we could be sued and held liable for injury caused to individuals exposed to or taking plogo; and
●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of plogo and could substantially increase the costs of its commercializing, if approved, and significantly impact our ability to successfully commercialize plogo and generate revenues.

Our product development may not uncover all possible adverse events that patients who take our product candidate may experience. The number of subjects exposed to our product candidate and the average exposure time in the clinical development program may be inadequate to detect rare adverse events or chance findings that may only be detected once the product is administered to more patients and for greater periods of time.

Clinical trials by their nature utilize a sample of the potential patient population. However, with a limited number of subjects and limited duration of exposure, we cannot be fully assured that rare and severe side effects of our product candidate will be uncovered. Such rare and severe side effects may only be uncovered with a significantly larger number of patients exposed to our product candidate. If such safety problems occur or are identified after our product candidate reaches the market, the FDA or other regulatory body may require that we amend the labeling of the product or recall the product or may even withdraw approval for the product.

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

Our applications for regulatory approval could be delayed or denied due to problems with studies conducted before we licensed the rights to some of our product candidates.

We may now or in the future license some of the compounds and current and future drug candidates used in our research programs from third parties. Our present research involving these compounds relies upon previous research conducted by third parties over whom we had no control and before we in-licensed the drug candidates. In order to receive regulatory approval of a drug candidate, we must present all relevant data and information obtained during our research and development, including research conducted prior to our licensure of the drug candidate. Although we are not currently aware of any such problems, any problems that emerge with preclinical research and testing conducted prior to our in-licensing may affect future results or our ability to document prior research and to conduct clinical trials, which could delay, limit or prevent regulatory approval for our drug candidates.

Even if we obtain regulatory approval for a product candidate, we will remain subject to ongoing regulatory requirements.

Our business is dependent on our ability to obtain regulatory approval for our product candidate in a timely manner. We cannot commercialize our product candidate in the U.S. without first obtaining regulatory approval for the product from the FDA. Similarly, we cannot commercialize our product candidate outside of the U.S. without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate.

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions.

Even, if plogo is approved for marketing, we will be subject to ongoing regulatory requirements, including with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing clinical trials, and submission of safety, efficacy and other post-approval information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

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

Any regulatory approvals that we receive for plogo may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS program as a condition of approval of our product candidate, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidate, we will have to comply with requirements including submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and GCP for any clinical trials that we conduct post-approval.

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. Advertising and promotion of any product candidate that obtains approval in the U.S. is heavily scrutinized by the FDA, the Department of Justice, the Office of Inspector General of Health and Human Services, state attorneys general, members of Congress and the public. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. Additionally, advertising and promotion of any product candidate that obtains approval outside of the U.S. is heavily scrutinized by comparable foreign regulatory authorities. Violations, including actual or alleged promotion of our product for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA, as well as prosecution under the federal False Claims Act. Any actual or alleged failure to comply with labeling and promotion requirements may have a negative impact on our business. In addition, the FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Failure to comply with regulatory requirements may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

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

The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidate. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

Obtaining and maintaining marketing approval of our current and future product candidates in one jurisdiction does not mean that we will be successful in obtaining marketing approval of our current and future therapeutic product candidates in other jurisdictions.

Obtaining and maintaining marketing approval of our remaining product candidate, and any future product candidates, in one jurisdiction does not guarantee that we will be able to obtain or maintain marketing approval in any other jurisdiction, while a failure or delay in obtaining marketing approval in one jurisdiction may have a negative effect on the marketing approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable foreign regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional nonclinical studies or clinical trials in the event that certain nonclinical studies or clinical trials conducted in one jurisdiction are not accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our future products will also be subject to approval.

We may submit marketing applications in other countries in addition to the United States. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign marketing approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us, and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidate will be harmed.

Even if we successfully complete the clinical trials for Plogo, the product candidate may fail for other reasons.

Even if we successfully complete the clinical trials for our product candidate, the product candidate may fail for other reasons, including, without limitation, the possibilities that the product candidate will:

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

A large number of drug candidates are in development for the treatment of leukemia, solid tumors including breast, endometrial/uterine and ovarian cancers and lymphomas. Several pharmaceutical and biotechnology companies have PLK1 inhibitors or other products on the market or in clinical trials which may be competitive to our drug in both hematological and oncology indications. Our competitors, either alone or together with collaborators, may have substantially greater financial resources and research and development staff. Our competitors may also have more experience:

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

Our future product candidates, if any, for which we obtain approval may face competition sooner than anticipated.

Even if we are successful in achieving regulatory approval to commercialize a product candidate ahead of our competitors, our future pharmaceutical products may face direct competition from generic and other follow-on drug products. plogo, or future product candidates, if any, that may achieve regulatory approval in the future may face competition from follow-on products earlier or more aggressively than anticipated, depending upon how well such approved products perform in the U.S. prescription drug market. Our ability to compete may also be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products.

The Hatch-Waxman Amendments to the FDCA authorized the FDA to approve generic drugs that are the same as drugs previously approved for marketing under the NDA provisions of the statute pursuant to abbreviated new drug applications (“ANDAs”) and, in addition, created the Section 505(b)(2) NDA pathway. An ANDA relies on the preclinical and clinical testing conducted for a previously approved reference listed drug and must demonstrate to the FDA that the generic drug product is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug and also that it is “bioequivalent” to the reference listed drug. In contrast, Section 505(b)(2) enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy data for an existing product, or published literature, in support of its application. Section 505(b)(2) provides an alternate path to FDA approval for new or improved formulations or new uses of previously approved products; for example, a follow-on applicant may be seeking approval to market a previously approved drug for new indications or for a new patient population that would require new clinical data to demonstrate safety or effectiveness. Such products, if approved and depending upon the scope of the changes made to the reference drug, may also compete with any product candidate for which we receive approval.

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

Furthermore, the CREATES Act established a private cause of action that permits a generic product developer to sue the brand manufacturer to compel it to furnish necessary samples of an RLD on “commercially reasonable, market-based terms.” If generic developers request samples of any product candidate for which we receive marketing approval in order to conduct comparative testing to support one or more ANDAs for a generic version of our products, and we refuse any such request, we may be subject to litigation under the CREATES Act. Although lawsuits have been filed under the CREATES Act since its enactment, those lawsuits have been settled privately; therefore, to date, no federal court has reviewed or opined on the statutory language and there continues to be uncertainty regarding the scope and application of the law.

We cannot predict the interest of potential follow-on competitors or how quickly others may seek to come to market with competing products, whether approved as a direct ANDA competitor or as a Section 505(b)(2) NDA referencing one of our future product candidates, if any, beyond plogo. If the FDA approves generic versions of any of our products in the future, should they be approved for commercial marketing, such competitive products may be able to immediately compete with us in each indication for which our product has received approval, which could negatively impact our future revenue, profitability and cash flow and substantially limit our ability to obtain a return on our investments.

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

Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance. If there is not sufficient reimbursement for our products, it is less likely that they will be widely used. Market acceptance and sales of Plogo that we develop, if approved, will depend on reimbursement policies, and may be affected by future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. We cannot be certain that reimbursement will be available for our product candidate. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, our products. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize plogo our any of our future product candidates.

Even if we succeed in bringing one or more products to the market, these products may not be considered medically necessary and/or cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. At this time, we are unable to determine their cost effectiveness or the likely level or method of reimbursement for plogo or any of our future product candidates. Increasingly, third-party payors, such as government and private insurance plans, are requiring that biopharmaceutical companies provide them with predetermined discounts from list prices and are seeking to reduce the prices charged or the amounts paid for biopharmaceutical products. If the price we are able to charge for any products we develop, or the payments provided for such products, is inadequate in light of our development and other costs, our return on investment could be adversely affected.

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

With the unemployed-to-job-openings ratio remaining under 1 at 0.9, the labor shortage continues to cause the Company to experience a tight and competitive labor market and cause us to face unforeseen challenges in the availability of labor. A sustained labor shortage or increased turnover rates within our employee base as a result of general macroeconomic factors have led and, in the future, could lead to increased costs, such as increased overtime to meet demand and increased wages to attract and retain employees. We have also been negatively affected and could continue to be negatively affected by labor shortages or constraints experienced by our partners. Failure to achieve and maintain a diverse workforce and leadership team, compensate our employees competitively and fairly, maintain a safe and inclusive environment or promote the well-being of our employees could affect our reputation and also result in lower performance and an inability to retain valuable employees.

We may be exposed to product liability claims that cause us to incur substantial liabilities and we may be required to limit commercialization of our drugs that may damage our reputation and we may not be able to obtain adequate insurance.

We face an inherent risk of product liability as a result of the clinical testing and will face an even greater risk if we commercialize our drugs. For example, we may be sued if our drugs allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. We believe that we have obtained reasonably adequate product liability insurance coverage for our trials. We cannot predict, however, the possible harm or side effects that may result from our clinical trials. Such claims may damage our reputation and we may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, our insurance coverage or if the amount of the insurance coverage is insufficient to meet any liabilities resulting from any claims.

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

One of our primary commercialization strategies for the development of our product candidate in the future, is to develop compounds through the Phase 2 stage of clinical testing and then market or co-promote certain of our drugs, if any. We currently have no sales, marketing or distribution capabilities or any drugs ready for market. When and if we reach a commercialization stage, we will depend primarily on strategic alliances with third parties, which have established distribution systems and sales forces, to commercialize our drugs. To the extent that we are unsuccessful in commercializing any drugs ourselves or through a strategic alliance, product revenues may suffer, we may incur significant additional losses, and our share price would be negatively affected.

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for a product candidate and may have to limit its commercialization.

The use of our product candidate in clinical trials and the sale of any product for which we may obtain marketing approval expose us to the risk of product liability claims. Product liability claims may be brought against us or our collaborators by participants enrolled in our clinical trials, patients, health care providers or others using, administering or selling our products. If we cannot successfully defend ourselves against any such claims, we would incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

●	withdrawal of clinical trial participants;
●	termination of clinical trial sites or entire trial programs;
●	costs of related litigation;
●	substantial monetary awards to patients or other claimants;
●	decreased demand for our product candidate and loss of revenues;
●	impairment of our business reputation;
●	loss of revenue;
●	product recalls;
●	decline in our stock price;
●	diversion of management and scientific resources from our business operations; and
●	the inability to commercialize our product candidate.

We have obtained limited product liability insurance coverage for our clinical trials in the United States and in selected other jurisdictions where we are conducting clinical trials. Our primary product liability insurance coverage for clinical trials in the United States is at least $10.0 million and outside of the United States, we have coverage for lesser amounts that vary by country. As such, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for our product candidate in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash resources and adversely affect our business.

Healthcare legislative reform measures may have a material adverse effect on our business, financial condition or results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, the ACA substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and biologics, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased from 50% pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs and biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs or biologics to be covered under Medicare Part D.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, an executive order was issued to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory cap on the Medicaid drug rebate, currently set at 100% of a drug’s AMP, beginning January 1, 2024.

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

There have been several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. Additional state and federal health care reform measures are expected to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services, which could result in reduced demand for certain biopharmaceutical products or additional pricing pressures. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated.

In addition to the IRA’s drug price negotiation provisions, President Biden’s Executive Order 14087, issued in October 2022, called for the CMS Innovation Center to prepare and submit a report to the White House on potential payment and delivery modes that would complement to IRA, lower drug costs, and promote access to innovative drugs. In February 2023, CMS published its report which described three potential models focusing on affordability, accessibility and feasibility of implementation for further testing by the CMS Innovation Center. On his first day in office, President Donald Trump repealed Executive Order 14087, which introduces uncertainty in federal drug pricing strategies.

Individual states in the United States have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and other transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. These reforms could reduce the ultimate demand for our products, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects. The effects of these efforts remain uncertain pending the outcomes of several federal lawsuits challenging state authority to regulate prescription drug payment limits.

In December 2020, the U.S. Supreme Court also held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers, or PBMs, and other members of the healthcare and pharmaceutical supply chain, an important decision that appears to be leading to further and more aggressive efforts by states in this area. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical developers like us. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidate, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

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

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and health information privacy and security laws. If we are unable to comply, or have not fully complied with such laws, we could face substantial penalties.

If we obtain FDA approval for plogo and begin commercializing those products in the United States, our operations may be subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician payments sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more such laws. In addition, recent health care reform legislation has strengthened these laws. For example, the ACA, among other things, amended the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. Moreover, the ACA provides that the U.S. government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

We may be subject to, or may in the future become subject to, U.S. federal and state, and international laws and regulations imposing obligations on how we collect, use, disclose, store and process personal information. Our actual or perceived failure to comply with such obligations could result in liability or reputational harm and could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our customer base and thereby decrease our revenue.

In many activities, including the conduct of clinical trials, we are subject to laws and regulations governing data privacy and the protection of health-related and other personal information. The regulatory framework for collecting, using, safeguarding, sharing, transferring and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The withdrawal of the United Kingdom from the European Union and the subsequent separation of the data protection regimes of these territories means we are required to comply with separate data protection laws in the European Union and the United Kingdom, which may lead to additional compliance costs and could increase our overall risk. Similar laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the General Data Protection Regulation, or GDPR, which took effect across all Member States of the European Economic Area, or EEA, on May 25, 2018, and as still in effect in the United Kingdom as the UK GDPR.

On June 28, 2021, the EU Commission adopted decisions on the UK’s adequacy under the EU GDRP, and the UK continues to operate under this adequacy decision. The GDPR imposed a broad data protection framework that expanded the scope of EU and UK data protection law, including to non-EU and non-UK entities meeting the jurisdictional requirements that process, or control the processing of personal data relating to individuals located in the EU or UK, including clinical trial data. The GDPR sets out a number of requirements for controllers and/or processors, as applicable, that must be complied with when handling the personal data of EU or UK based data subjects, including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g., access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; and a new mandatory data breach regime. In particular, medical or health data, genetic data and biometric data are all classified as “special category” data under the GDPR and afford greater protection and require additional compliance obligations.

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

In the United States, various federal and state regulators, including governmental agencies like the Federal Trade Commission, have promulgated, or are considering promulgating, regulations concerning personal information and data security. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition, The California Consumer Privacy Act (“CCPA”) went into effect January 1, 2020, and is one of the most restrictive state privacy laws, protecting a wide variety of personal information and granting significant rights to California residents with respect to their personal information. Regulations under CCPA have been modified several times and continue to be modified. Additionally, a new privacy law, the California Privacy Rights Act, (“CPRA”) was approved by California voters in the election of November 3, 2020 and went into effect in January of 2023. The CPRA modified the CCPA significantly, and may result in further uncertainty, additional costs and expenses stemming from efforts to comply with this law and increases the potential for harm and liability for failure to comply. Among other things, the CPRA established a new regulatory authority, the California Privacy Protection Agency, which is enacting new regulations and has expanded enforcement authority. Other states have implemented similar laws protecting identifiable health and personal information, and most such laws differ from each other in significant ways and may not be preempted by HIPAA, thus complicating compliance efforts. In addition, various states, such as California, Colorado, Connecticut, New Jersey, Delaware, Utah, Virginia, Oregon, Indiana, Iowa, Tennessee, Montana, Florida and Texas, have implemented similar privacy laws and regulations.

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

Our research and development involves the controlled use of hazardous materials, including chemicals, radioactive and biological materials such as chemical solvents, phosphorus and bacteria. In some cases, these hazardous materials and various wastes resulting from their use will be stored at our contractors or manufacturers’ facilities pending use and disposal. Although we expect that the safety procedures utilized by our third-party contractors and manufacturers for handling and disposing of these materials will generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this will be the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources. We do not currently carry biological or hazardous waste insurance coverage and any future property and casualty, and general liability insurance policies may exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from those materials, which could cause injury to our employees and others, environmental damage resulting in costly cleanup and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Various laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development and production efforts.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidate could be delayed.

Risks Related to Our Business and Financial Condition

We have a history of operating losses, and we expect to incur losses for the foreseeable future. We may never become profitable. Our stock is a highly speculative investment.

We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, wed expect to incur significant losses for the next several years and we may never achieve profitability. As of December 31, 2024 and December 31, 2023, our accumulated deficit was $439.5 million and $428.3 million, respectively. Our net loss was $11.2 million and $22.5 million for the years ended December 31, 2024 and 2023, respectively. Our drug candidates are in the early- to mid-stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur continued losses for several years as we continue our research and development of our drug candidates, seek regulatory approvals and commercialize any approved drugs. If our remaining drug candidate is unsuccessful in clinical trials or we are unable to obtain regulatory approvals, or if our drugs are unsuccessful in the market, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.

There is substantial doubt regarding our ability to continue as a going concern. Our ability to raise additional capital in the future may not be available to us on reasonable terms, if at all, when or as we require additional funding. If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing stockholders would experience further dilution. If we fail to obtain additional funding, we may be unable to complete the development and commercialization of our lead drug candidates or continue to fund our research and development programs.

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

As of December 31, 2024, our cash and cash equivalents were $3.1 million. Based on our current operating plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the year ended December 31, 2024 are issued. To meet our long-term financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances.

Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. To the extent equity valuations, including the trading price of our common stock, are depressed as a result of economic disruptions or other uncertainties, for example due to rising inflationary pressures, ongoing military conflicts or other factors, the potential magnitude of this dilution will increase. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. To the extent that we raise additional funds through collaborations and licensing arrangements, we may have to relinquish valuable rights to our drug discovery and other technologies, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. Additional funding may not be available to us on favorable terms, or at all, particularly in light of the current economic conditions. If we are unable to obtain additional funds, we may be forced to delay or terminate our current clinical trials and the development and marketing of our remaining drug candidate.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

Concerns over energy costs, geopolitical issues, the U.S. mortgage market and a deteriorating real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not continue to occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current financial markets deteriorate, or do not improve, it may make any necessary financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development or other operating or strategic plans for our business.

Our ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments is limited by provisions of the Internal Revenue Code and may be subject to further limitation as a result of the transactions completed in connection with our initial public offering.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our most recent private placement and other transactions that have occurred over the past three years, we may have experienced an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2024, we had federal and state net operating loss carryforwards of approximately $3.5 million and $16.9 million, respectively. There were no federal or state research and development credits.

Furthermore, under U.S. tax legislation enacted in December 2017, although the treatment of tax losses generated before December 31, 2017 has generally not changed, tax losses generated in calendar year 2018 and beyond do not expire but may only offset 80% of our taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

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

There are existing products in the marketplace that compete with our products. Companies may develop new products that compete with our products. Certain competitors and potential competitors have longer operating histories, substantially greater product development capabilities and financial, scientific, marketing and sales resources. Competitors and potential competitors may also develop products that are safer, more effective or have other potential advantages compared to our products. In addition, research, development and commercialization efforts by others could render our products obsolete or non-competitive. Certain competitors and potential competitors have broader product offerings and extensive customer bases, allowing them to adopt aggressive pricing policies that would enable them to gain market share. Competitive pressure could result in price reductions, reduced margins and loss of market share. We could encounter potential customers that, due to existing relationships with our competitors, are committed to products offered by those competitors. As a result, those potential customers may not consider purchasing our products.

We are at an early stage of development as a company and we do not have, and may never have, any products that generate significant revenues.

We are at an early stage of development as a company and have a limited operating history on which to evaluate our business and prospects. We cannot guarantee that our sole product candidate currently in development will ever become marketable. We must demonstrate that our drug candidate satisfies rigorous standards of safety and efficacy for their intended uses before the FDA, EMA and other regulatory authorities in the United States, the European Union and elsewhere. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or EMA for approval of plogo or any of our future drug candidates. In addition, to compete effectively, our drugs must be easy to administer, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. We cannot be certain that the clinical development of our drug candidates in preclinical testing or clinical development will be successful, that we will receive regulatory approvals required to commercialize them or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Our commercial revenues from our product candidate currently in development, if any, will be derived from sales of drugs that will not become marketable for several years, if at all.

If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed for trading on the Nasdaq Capital Market (“Nasdaq”). We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum stockholders’ equity of $2.5 million and a minimum bid price for our common stock of $1.00 per share, or risk delisting, which would have a material adverse effect on our business. In order to maintain our listing, we must also maintain continued business operations so that we are not characterized as a “public shell company.”

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

On February 25, 2025, Nasdaq notified the Company that it has regained compliance with the equity requirement in Listing Rule 5550(b)(1) (the “Equity Rule”), as required by the Nasdaq Hearing Panel’s decision dated October 22, 2024. As previously reported by the Company on Form 8-K, filed with the SEC on October 24, 2024, on October 15, 2024, the Company met with the Nasdaq Hearings Panel regarding its potential delisting from Nasdaq as a result of its non-compliance with the Equity Rule. On October 22, 2024, the Company received the Nasdaq Hearings Panel decision which granted the Company until December 24, 2024 to regain compliance with the Equity Rule. Following the Company’s regaining compliance with the Equity Rule pursuant to the February 25, 2025, the Company will be subject to a Mandatory Panel Monitor for a period of one year from February 25, 2025 pursuant to Listing Rule 5815(d)(4)(B).

Notwithstanding the Reverse Stock Split and our compliance with the Equity Rule, we cannot be sure that our share price will continue to comply with the requirements for continued listing of our common stock on the Nasdaq Capital Market in the future, or that we will continue to comply with the other continued listing requirements. If our shares of common stock lose their status on the Nasdaq Capital Market, we believe that our shares of common stock would likely be eligible to be quoted on the inter-dealer electronic quotation and trading system operated by Pink OTC Markets Inc., commonly referred to as the Pink Sheets and now known as the OTCQB market. Our shares of common stock may also be quoted on the Over-the-Counter Bulletin Board, an electronic quotation service maintained by the Financial Industry Regulatory Authority. These markets are generally not considered to be as efficient as, and not as broad as, the Nasdaq Capital Market. Selling our shares of common stock on these markets could be more difficult because smaller quantities of shares would likely be bought and sold, and transactions could be delayed. In addition, in the event our shares of common stock are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity of our common stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock.

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

Funding constraints may negatively impact our research and development, forcing us to delay our efforts to develop Plogo, which may prevent us from commercializing our product candidate as quickly as possible.

Research and development is an expensive process. As part of our operating plan, we have decided to concentrate our clinical development strategy on our single remaining product candidate, Plogo, an ongoing, hemato-oncology clinical program in transcriptional regulation and mitosis control biology, which include our areas of historical expertise in PLK inhibitor. Because we have to prioritize our development candidate as a result of budget constraints, we may not be able to fully realize the value of our product candidate in a timely manner, if at all.

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

In the ordinary course of our business, we collect and store sensitive data, intellectual property and proprietary business information owned or controlled by ourselves or our customers. This data encompasses a wide variety of business-critical information including research and development information, commercial information, and business and financial information. We face four primary risks related to protecting this critical information: loss of access; unauthorized disclosure; unauthorized modification; and inadequate monitoring of our controls over the first three risks.

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

Despite the implementation of security measures, our internal and cloud-based computer systems and those of our contractors and consultants are vulnerable to damage from such cybersecurity incidents, including computer viruses, social engineering, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such an event could cause interruption of our operations. For example, the loss of data from ongoing or completed clinical trials for our product candidate could result in delays in our regulatory approval efforts and significantly increase our costs. In addition, there can be no assurance that we will promptly detect any such disruption or security breach, if at all. To the extent that any disruption or security breach were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could suffer material legal claims and liability, damage to our reputation, suffer loss or harm to our intellectual property rights and the further research, development and commercial efforts of our products and product candidate could be delayed. The loss of drug development or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data and could adversely impact our business and operations, and could result in financial, legal, operational or reputational harm to us, loss of competitive advantage or loss of consumer confidence.

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

Further, these laboratories, investigators and CROs are not our employees, and we will not be able to control, other than by contract, the amount of resources, including time which they devote to plogo or and of our future product candidate and clinical trials. If independent laboratories, investigators or CROs fail to devote sufficient resources to the development of our product candidate, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of plogo or any future product candidates that we develop. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated.

There is a limited number of third-party service providers that specialize or have the expertise required to achieve our business objectives. If any of our relationships with these third-party laboratories, CROs or clinical investigators terminate, we may not be able to enter into arrangements with alternative laboratories, CROs or investigators or to do so in a timely manner or on commercially reasonable terms. If laboratories, CROs or clinical investigators do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our preclinical or clinical protocols, regulatory requirements or for other reasons, our preclinical studies or clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidate. As a result, our results of operations and the commercial prospects for our product candidate would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Switching or adding additional laboratories or CROs (or investigators) involves additional costs and requires management time and focus. In addition, there is a natural transition period when a new laboratory or CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our contracted laboratories and CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and results of operations.

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

We rely on third-party supply and manufacturing partners for drug supplies for our late-stage clinical activities and may do the same for any commercial supplies of our product candidate.

We rely on third-party contract manufacturing organizations, or CMOs, for our preclinical and future clinical trial product materials and commercial supplies. We do not intend to produce any meaningful quantity of plogo or any of our future product candidates for preclinical and clinical development through our internal resources, and we do not currently own manufacturing facilities for producing such supplies. While we intend to try to avoid sole-source arrangements with any of our manufacturing, supply and testing vendors, it may not always be possible to do so. We cannot assure you that our preclinical or future clinical development product supplies and commercial supplies will not be limited or interrupted, especially with respect to any sole source third-party manufacturing and supply partners or will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements.

In complying with the manufacturing regulations of the FDA and other comparable foreign regulatory authorities, we and our third-party suppliers must spend significant time, money and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that the products meet applicable specifications and other regulatory requirements. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMP. Although our agreements with our CMOs require them to perform according to certain cGMP requirements such as those relating to quality control, quality assurance and qualified personnel, we cannot control the conduct of our CMOs to implement and maintain these standards. In the event that any of our current or future manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on commercially reasonable terms, or at all. In some cases, the technical skills or technology required to manufacture our future product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidate. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidate in a timely manner or within budget.

In addition, our CMOs are subject to inspection and approval by regulatory authorities before we can commence the manufacture and sale of any of plogo and thereafter are subject to ongoing inspection from time to time. Our CMOs may not be able to comply with applicable cGMP regulations or similar regulatory requirements outside of the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in regulatory actions, such as the issuance of FDA Form 483 notices of observations, warning letters or sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Any such failure by us or any of our CMOs would significantly impact our ability to develop, obtain regulatory approval for or, if approved, market our product candidate.

We may rely on third-party manufacturers if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidate, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidate successfully. Our or a third-party’s failure to execute our manufacturing requirements could adversely affect our business in a number of ways, including:

●	an inability to initiate or continue clinical trials of plogo under development, which may impact our potential economic benefits;
●	delay in submitting regulatory applications, or receiving regulatory approvals, for plogo or any future product candidate;
●	loss of the cooperation of a collaborator;
●	subjecting plogo or any future of our product candidate to additional inspections by regulatory authorities;
●	requirements to cease distribution or to recall batches of plogo or any future of our product candidate; and
●	in the event of approval to market and commercialize plogo or any future product candidate, an inability to meet commercial demands for our products.

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

We face significant competition in seeking appropriate alliances. We may not be able to negotiate alliances on acceptable terms, if at all. In addition, these alliances may be unsuccessful. If we fail to create and maintain suitable alliances, we may have to limit the size or scope of, or delay, one or more of our drug development or research programs. If we elect to fund drug development or research programs on our own, we will have to increase our expenditure and will need to obtain additional funding, which may be unavailable or available only on unfavorable terms.

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

Even if patents are issued regarding our drug candidates or methods of using them, those patents can be challenged by our competitors who may argue such patents are invalid and/or unenforceable. Patents also will not protect our drug candidates if competitors devise ways of making or using plogo or any future of our product candidates without legally infringing our patents. The FDA and FDA regulations and policies and equivalents in other jurisdictions provide incentives to manufacturers to challenge patent validity or create modified, non-infringing versions of a drug in order to facilitate the approval of abbreviated new drug applications for generic substitutes. These same types of incentives encourage manufacturers to submit NDAs that rely on literature and clinical data not prepared for or by the drug sponsor.

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

If we do not obtain protection under the Hatch-Waxman Act and similar legislation outside of the United States by extending the patent terms and obtaining data exclusivity for our product candidate, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidate, if any, one or more of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent term extension of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because, for example, of failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than what we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

There is a risk that we are infringing or will infringe on the proprietary rights of third parties because patents and pending applications belonging to third parties exist in the United States, the European Union and elsewhere in the world in the areas of our research. Others might have been the first to make the inventions covered by each of our or our licensors’ pending patent applications and issued patents and might have been the first to file patent applications for these inventions. We are aware of several published patent applications, and understand that others may exist, that could support claims that, if granted and held valid, could cover various aspects of our developmental programs, including in some cases particular uses of our drug candidate, plogo, or substances, processes and techniques that we use in the course of our research and development and manufacturing processes. We are aware that other patents exist that claim substances, processes, techniques and methods of use, which, if held valid, could potentially restrict the scope of our research, development or manufacturing operations. In addition, we understand that other applications and patents exist relating to potential uses of plogo that are not part of our current clinical programs for these compounds. Numerous third-party United States and foreign issued patents and pending applications exist in the area of kinases, including PLK for which we have a research program. For example, some pending patent applications contain broad claims that could represent freedom to operate limitations for some of our kinase programs should they be issued unchanged. Although we intend to continue to monitor these applications, we cannot predict what claims will ultimately be allowed and if allowed what their scope would be. In addition, because the patent application process can take several years to complete, there may be currently pending applications, unknown to us, which may later result in issued patents that cover the production, manufacture, commercialization or use of our drug candidates. If we wish to use the technology or compound claimed in issued and unexpired patents owned by others, we will need to obtain a license from the owner, enter into litigation to challenge the validity of the patents or incur the risk of litigation in the event that the owner asserts that we infringe its patents. In one case we have opposed a European patent relating to human aurora kinase and the patent was finally revoked (with no appeal filed).

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. Defending against third party claims, including litigation in particular, would be costly and time-consuming and would divert management’s attention from our business, which could lead to delays in our development or commercialization efforts. If third parties are successful in their claims, we might have to pay substantial damages or take other actions that are adverse to our business. As a result of intellectual property infringement claims, or to avoid potential claims, we might:

●	be prohibited from selling or licensing any product that we may develop unless the patent holder licenses the patent to us, which it is not required to do;
●	be required to pay substantial royalties or grant a cross license to our patents to another patent holder; decide to locate some of our research, development or manufacturing operations outside of Europe or the United States;
●	be required to pay substantial damages for past infringement, which we may have to pay if a court determines that our product candidate or technologies infringe a competitor’s patent or other proprietary rights; or
●	be required to redesign the manufacturing process or formulation of a drug candidate so it does not infringe, which may not be possible or could require substantial funds and time.

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

There is also a risk that, even if the validity of such patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to such patents. In addition, the United States Supreme Court has recently modified some tests used by the United States Patent and Trademark Office (“ USPTO”), in granting patents over the past 20 years, which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license.

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

If we fail to obtain and maintain patent protection and trade secret protection of Plogo or any of our future product candidates, proprietary technologies and their uses, we could lose our competitive advantage and competition we face would increase, reducing our potential revenues and adversely affecting our ability to attain or maintain profitability.

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

As a public company, we face and will continue to face increased legal, accounting, administrative and other costs and expenses that we would not incur as a private company. Compliance with the Sarbanes Oxley Act of 2002, as well as other rules of the SEC, the Public Company Accounting Oversight Board and Nasdaq resulted in a significant initial cost to us as well as an ongoing compliance cost. As a public company, we are subject to Section 404 of the Sarbanes Oxley Act relating to internal control over financial reporting. We have completed a formal process to evaluate our internal controls for purposes of Section 404, and we concluded that as of December 31, 2024, our internal control over financial reporting was effective. As our business grows and changes, there can be no assurances that we can maintain the effectiveness of our internal controls over financial reporting. In addition, our independent certified public accounting firm has not provided an opinion on the effectiveness of our internal controls over financial reporting for the year ended December 31, 2024 because we are a smaller reporting company. In the event our independent auditor is required to provide an opinion on such controls in the future, there is a risk that the auditor would conclude that such controls are ineffective.

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

An active trading market for our common stock has not developed and it may have a volatile public trading price, thus, purchasers of our common stock could incur substantial losses.

An active public market for our common stock has not developed. Our stock can trade in small volumes, which may make the price of our stock highly volatile. The last reported price of our stock may not represent the price at which you would be able to buy or sell the stock. The market prices for securities of companies comparable to us have been highly volatile. Often, these stocks have experienced significant price and volume fluctuations for reasons that are both related and unrelated to the operating performance of the individual companies. In addition, the stock market as a whole and biotechnology and other life science stocks in particular have experienced significant recent volatility. Like our common stock, these stocks have experienced significant price and volume fluctuations for reasons unrelated to the operating performance of the individual companies. Factors giving rise to this volatility may include:

●	disclosure of actual or potential clinical results with respect to the product candidate we are developing;
●	regulatory developments in both the United States and abroad;
●	developments concerning proprietary rights, including patents and litigation matters;
●	public concern about the safety or efficacy of our product candidate or technology, or related technology, or new technologies generally;
●	concern about the safety or efficacy of our product candidate or technology, or related technology, or new technologies generally;
●	public announcements by our competitors or others; and
●	general market conditions and comments by securities analysts and investors.

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

We may not be able to facilitate our growth strategy by identifying or completing transactions with attractive acquisition candidates, which could limit our revenues and profitability. Future acquisitions may result in significant transaction expenses and may involve significant costs. We may experience integration and consolidation risks associated with future acquisitions.

An element of our growth strategy is to selectively pursue, on an opportunistic basis, acquisitions of businesses or assets of businesses that complement our existing business and footprint. We may also consider other potential strategic transactions, including dispositions, which are also subject to claims by third parties and by the buyers under the terms of our disposition agreements. We have no current agreement for any acquisition of a business or assets. The success of this element of our growth strategy depends, in part, on selecting strategic acquisition candidates at attractive prices and effectively integrating their businesses into our own, including with respect to financial reporting and regulatory matters. We cannot assure you that we will be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms and conditions, including financing alternatives. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and lead to higher acquisition costs. We may not have the financial resources necessary to consummate any acquisitions or the ability to obtain the necessary funds on satisfactory terms. Any acquisitions in the future may result in significant transaction expenses and risks associated with entering new markets and dilution for our existing stockholders. We may also be subject to claims by third parties related to the operations of these businesses prior to our acquisition and by sellers under the terms of our acquisition agreements.

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

As at December 31, 2024, we had 135,273 shares of 6% Convertible Exchangeable Preferred Stock and 264 shares of Series A Preferred Stock issued and outstanding.

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

As of December 31, 2024, there were 135,273 shares of our 6% Convertible Exchangeable Preferred Stock issued and outstanding. If the transaction were one in which proceeds were received by us for distribution to stockholders, and the terms of the Certificate of Designations governing the preferred stock were strictly complied with, approximately $1.7 million would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time. Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.

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

You should consider an investment in our common stock and preferred stock to be risky, and you should invest in our common stock and preferred stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, are:

●	announcements of technological innovations or new products or services by us or our competitors; announcements concerning our competitors or the biotechnology industry in general;
●	new regulatory pronouncements and changes in regulatory guidelines;
●	general and industry-specific economic conditions;
●	additions to or departures of our key personnel;
●	sale of our common stock or preferred stock by our stockholders, executives and directors;
●	volatility and limitations in trading volumes of our shares;
●	our ability to obtain financings to conduct and complete research and development activities including, but not limited to, our clinical trials, and other business activities;
●	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;

●	our ability to secure resources and the necessary personnel to conduct clinical trials on our desired schedule;
●	any delay in our submission for studies or product approvals or adverse regulatory decisions, including failure to receive regulatory approval for our product candidate;
●	announcements and events surrounding financing efforts, including debt and equity securities;
●	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;
●	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;
●	changes in financial estimates or recommendations by securities analysts;
●	variations in our quarterly results;
●	announcements about our collaborators or licensors;
●	changes in accounting principles or in applicable laws, rules, regulations; and
●	other events or factors, many of which may be out of our control.

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

We may invest cash that is not required to meet short-term obligations in short term marketable securities. We may purchase securities in United States government, government-sponsored agencies and highly rated corporate and asset-backed securities subject to an approved investment policy. Historically, investment in these securities has been highly liquid and has experienced only very limited defaults. However, recent volatility in the financial markets has created additional uncertainty regarding the liquidity and safety of these investments. Although we believe our marketable securities investments are safe and highly liquid, we cannot guarantee that our investment portfolio will not be negatively impacted by recent or future market volatility or credit restrictions.

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

At least annually, our audit committee receives an update from management of our cybersecurity threat risk management and strategy processes. In such sessions, our audit committee generally receives materials that include a cybersecurity dashboard and other materials discussing current and emerging material cybersecurity threat risks, and describing our ability to mitigate those risks, as well as recent developments, evolving standards, technological developments and information security considerations arising with respect to our peers and third parties. Our audit committee also receive prompt and timely information regarding any cybersecurity incident that meets establishing reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. To date, we have not experienced any cyber security incident.

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

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Financial Officer. Our Chief Financial Officer has been responsible for our IT functions for 20 years and has managed the IT function of companies generally for the last 35 years. The management team members are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, the management team members report to the audit committee of our board of directors about cybersecurity threat risks, among other cybersecurity related matters, periodically.

Item 2.   Properties

We previously leased our corporate headquarters in Berkeley Heights, New Jersey. In December 2024, the Company terminated this lease, effective as of January 31, 2025. Effective March 1, 2025, the Company entered into a two year lease agreement for our corporate headquarters at Level 10, Tower 11, Avenue 5, No. 8, Jalan Kerinchi, 59200 Kuala Lumpur, Malaysia, which we believe will be adequate to accommodate our business needs.

Item 3.   Legal Proceedings

From time to time, we may be involved in routine litigation incidental to the conduct of our business. As of December 31, 2024, we were not a party to any material legal proceedings.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Capital Market, or Nasdaq, under the symbol “CYCC”. Our 6% convertible exchangeable preferred stock currently trades on Nasdaq under the symbol “CYCCP”.

Holders of Common Stock

We effected a 15:1 reverse stock split of our common stock on December 18, 2023 (the “Reverse Stock Split”). All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

On March 24, 2025, we had approximately 14 registered holders of record of our 207,336,389 shares of common stock outstanding. On March 24, 2025, the closing sale price of our common stock as reported by Nasdaq was $0.32 per share.

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

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This report contains certain statements that may be deemed ‘forward-looking statements’ within the meaning of United States securities laws. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Certain factors that could cause results to differ materially from those projected or implied in the forward-looking statements are set forth in this Annual Report on Form 10-K for the year ended December 31, 2024 under the caption “Item 1A — Risk factors”.

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

Recent developments

In December 2024 the Company announced that it was in the process of exploring and reviewing strategic alternatives on an expedited basis in order to preserve the Company’s cash, including a potential transaction with investor David Lazar of Activist Investing, LLC, or “Lazar”. The Company’s Board of Directors (the “Board”) reviewed a range of appropriate strategies to realize value from its assets. The Board directed management to reduce operating costs, which included the potential liquidation of the Company’s wholly owned United Kingdom subsidiary Cyclacel Limited, or Subsidiary, while such alternatives were being explored. On January 2, 2025 the Company entered into a securities purchase agreement with investor Lazar, pursuant to which he agreed to purchase from the Company 1,000,000 shares of Series C Convertible Preferred Stock and 2,100,000 shares of Series D Convertible Preferred Stock of Cyclacel at a purchase price of $1.00 per share for aggregate gross proceeds of $3.1 million, subject to the terms and conditions of the Agreement. The proceeds of the transaction will be used to settle outstanding liabilities of the Company and other general corporate and operating purposes.

On January 2, 2025 the Company entered into a securities purchase agreement with investor Lazar, pursuant to which he agreed to purchase from the Company 1,000,000 shares of Series C Convertible Preferred Stock and 2,100,000 shares of Series D Convertible Preferred Stock of Cyclacel at a purchase price of $1.00 per share for aggregate gross proceeds of $3.1 million, subject to the terms and conditions of the Agreement. The proceeds of the transaction will be used to settle outstanding liabilities of the Company and other general corporate and operating purposes.

On January 2, 2025, the Company entered into settlement agreements with the Resigning Directors effective as of the signing of the Purchase Agreement. Pursuant to the terms of the Director Settlement Agreements, each Resigning Director resigned his or her position as a member of the Board of Directors, and any positions held on committees of the Board of Directors. Each Resigning Director has received his or her accrued Board fees in full consideration of the release of claims against the Company and other promises and covenants set forth in the Director Settlement Agreements.

On January 2, 2025, the Company entered into a settlement agreement with Mr. Spiro Rombotis (the “Rombotis Settlement Agreement”). Pursuant to the terms of the Rombotis Settlement Agreement, Mr. Rombotis resigned his position as President and Chief Executive Officer of the Company effective as of the signing of the Purchase Agreement, and agreed to provide transition services to the Company in his capacity as a member of the Board of Directors through the filing of the Company’s Annual Report on Form 10-K for the year ended 2024. On January 2, 2025, the Company also entered into a settlement agreement with Paul McBarron (together with Mr. Rombotis, the “Resigning Officers”) effective immediately following the Initial Closing, as such term is defined in the Purchase Agreement (the “McBarron Settlement Agreement” and together with the Rombotis Settlement Agreement, the “Executive Officer Settlement Agreements” and together with the Director Settlement Agreements, the “Settlement Agreements”).

Pursuant to the terms of the McBarron Settlement Agreement, Mr. McBarron agreed to provide transition services to the Company in his capacity as a member of the Board of Directors through the filing of the Company’s Annual Report on Form 10-K for the year ended 2024. Pursuant to the Executive Officer Settlement Agreements, and subject to the Purchase Agreement, the Company will pay to Mr. Rombotis and Mr. McBarron payments of $279,415.50 and $165,164.50, respectively, as soon as practicable, and three months later a further one-time payment of $279,415.50 and $165,164.50 either in cash or through the issuance of common stock, respectively, in full consideration of the release of claims against the Company and other promises and covenants set forth in the Executive Officer Settlement Agreements (the “Settlement Payments”) and the Purchase Agreement.

Pursuant to the terms of the Settlement Agreements, the Company will provide continuing indemnification to the Resigning Directors and Resigning Officers in a manner consistent with that which was in place as of the effective date of the Settlement Agreements, and will cause to be maintained in effect the Company’s existing director and officer liability insurance pursuant to the Company’s tail insurance coverage and will not modify its governing documents to modify the Resigning Directors’ and Resigning Officers’ rights under such policy, as further set forth in the Settlement Agreements. The Settlement Agreements contain a mutual non-disparagement clause.

On January 31, 2025, the creditors voluntary liquidation of Cyclacel Limited was announced in the London Gazette, one of the official public records of the government of the United Kingdom. As part of the Company’s efforts to reduce operating costs it has determined to focus on the development of the Plogo clinical program only and therefore fadraciclib, the Subsidiary’s other drug development program, is being marketed for sale by the joint liquidator through Hilco Appraisals Limited, a firm of professional valuation agents and will no longer be part of the assets of the Company as of January 2025. On March 10, 2025, the Company entered into an Agreement for the Sale and Purchase of certain assets related to plogosertib (“Plogo”) with Cyclacel Limited and the joint liquidator.

On February 26, 2025, the Company entered into settlement agreements with Dr. Barker. Pursuant to the terms of the settlement agreement, Dr. Barker resigned his position as a member of the Board of Directors, and any positions held on committees of the Board of Directors. In addition, Dr. Barker will receive his accrued Board fees in full consideration of the release of claims against the Company and other promises and covenants set forth in the settlement agreement. Pursuant to the terms of the settlement agreement, the Company will provide continuing indemnification to Dr. Barker in a manner consistent with that which was in place as of the effective date of the settlement agreement, and will cause to be maintained in effect the Company’s existing director and officer liability insurance pursuant to the Company’s tail insurance coverage and will not modify its governing documents to modify Dr. Barker’s rights under such policy, as further set forth in the settlement agreement. The settlement agreement contains a mutual non-disparagement clause.

With the commencement of the liquidation of the Subsidiary, the Company will no longer be considered to have control over the Subsidiary and the financial results of the Subsidiary will be deconsolidated from those of the Company. The deconsolidation, which is anticipated to increase stockholders’ equity by approximately $5.0 million, will be reported in the Company’s Form 10-Q for the three months ended March 31, 2025.

Overview

We are a clinical-stage biopharmaceutical company incorporated in the State of Delaware on January 5, 1996 that has focused on the development of innovative cancer medicines based on cell cycle, transcriptional regulation, epigenetics and mitosis control biology. Our principal executive office is now located at Level 10, Tower 11, Avenue 5, No. 8, Jalan Kerinchi, Kuala Lumpur, Malaysia, and our telephone number is (908) 517-7330. Our website address is www.cyclacel.com. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated by reference into, this Annual Report.

During 2024, our primary focus has been on our transcriptional regulation program, which evaluated fadraciclib, a CDK2/9 inhibitor, in solid tumors and hematological malignancies. The epigenetic/anti-mitotic program is evaluating Plogo, a PLK1 inhibitor, in advanced cancers.

We currently retain all marketing rights worldwide to our product candidate Plogo.

Revenue

We have not generated any revenues from product sales to date. Our product candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing. Plogo and any future product candidates that we advance to clinical testing will require regulatory approval prior to commercial use and will require significant costs for commercialization. We have recognized revenue of $43,000 for the year ended December 31, 2024 related to the recovery of clinical manufacturing costs associated with an investigator sponsored study managed by Cedars Sinai Medical Center. We recognized $0.4 million of revenue for the year ended December 31, 2023. We do not expect to report revenue for the foreseeable future.

Funding Requirements and Going Concern

As of December 31, 2024, we had cash and cash equivalents of $3.1 million We have incurred losses since our inception and as of December 31, 2024, we had an accumulated deficit of $439.5 million. We expect to continue to incur substantial operating losses in the future.

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

Our future funding requirements will depend on many factors, including but not limited to:

●	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;
●	the costs associated with establishing manufacturing and commercialization capabilities;
●	the costs of acquiring or investing in businesses, Plogo or any of our future product candidates and technologies;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	the costs and timing of seeking and obtaining FDA and EMA approvals;
●	the effect of competing technological and market developments; and
●	the economic and other terms and timing of any collaboration, licensing or other arrangements into which we may enter.

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

Based on our current operating plan, we anticipate that our cash and cash equivalents of $3.1 million as of December 31, 2024, will allow us to meet our liquidity requirements into the second quarter of 2025. As of March 24, 2025, our cash balance on hand was approximately $3.5 million. We continue to work to raise additional capital however as of the date of the Consolidated Financial Statements accompanying this Annual Report on Form 10-K, there is no guarantee that we will be able to raise additional funds to extend operations beyond the second quarter of 2025. Our history of losses, our negative cash flows from operations, our liquidity resources currently on hand, and our dependence on the ability to obtain additional financing to fund our operations after the current resources are exhausted, about which there can be no certainty, have resulted in our assessment that there is substantial doubt about our ability to continue as a going concern for a period of at least twelve months from the issuance date of this Annual Report on Form 10-K. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of public or private equity or debt financings or by entering into partnership agreements for further development of our drug candidates, there is no guarantee that we will be successful in these mitigation efforts.

Agreements to Sell Securities

On November 13, 2024, Cyclacel Pharmaceuticals, Inc. (the “Company”) entered into a letter agreement (the “Warrant Exercise and Reload Agreement”) with the holder (the “Holder”) of its issued and outstanding Series B Warrants (the “Prior Warrants”) to purchase an aggregate of 4,968,945 shares of common stock of the Company offering the Holder the opportunity to exercise all of its Prior Warrants for cash at a reduced exercise price equal to $0.415 per share provided the Prior Warrants were exercised in full for cash on or before 12:30 P.M. Eastern Time on the date of the Warrant Exercise and Reload Agreement. In consideration for the exercise of the Prior Warrants, the Holder received new unregistered Series C Warrants (the “Series C Warrants”) exercisable for up to an aggregate of 9,937,890 shares of common stock (the “Series C Warrant Shares”) and new unregistered Series D Warrants (the “Series D Warrants” and, together with the Series C Warrants, the “New Warrants”) exercisable for up to an aggregate of 9,937,890 shares of common stock (the “Series D Warrant Shares” and, together with the Series C Warrant Shares, the “New Warrant Shares”). The Series C Warrants are exercisable beginning on the date upon which the Company receives stockholder approval of the issuance of the New Warrant Shares and the Placement Agent Warrant Shares (the “Stockholder Approval Date”) for a period of five and one-half (5.5) years following the Stockholder Approval Date and the Series D Warrants are exercisable beginning on the Stockholder Approval Date for a period of eighteen (18) months following the Stockholder Approval Date. The New Warrants each have an exercise price of $0.415 per share. The shares of common stock issued upon exercise of the Prior Warrants are registered pursuant to an effective registration statement on Form S-1 (No. 333-279157).

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

On December 21, 2023, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional investors (the “Purchasers”). Pursuant to the Securities Purchase Agreement, we agreed to sell in a registered direct offering (“Registered Direct Offering”) 168,500 shares (“Shares”) of our common stock and pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 219,700 shares of common stock. The Pre-Funded Warrants have an exercise price of $0.001 per share and are immediately exercisable and can be exercised at any time after their original issuance until such Pre-Funded Warrants are exercised in full. Each Share was sold at a price of $3.315 and each Pre-Funded Warrant was sold at a price of $3.314 (equal to the purchase price per Share minus the exercise price of the Pre-Funded Warrant).

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

Dividend on Preferred Stock

On January 29, 2025, the Board of Directors of Cyclacel Pharmaceuticals, Inc. (the “Company”) passed a resolution to suspend payment of the quarterly cash dividend on the Company’s 6% Convertible Exchangeable Preferred Stock (the “Preferred Stock”) scheduled for February 1, 2025. The quarterly cash dividend payments were suspended for payments scheduled for May 1, 2024, August 1, 2024 and November 1, 2024. The Board of Directors will continue to evaluate the payment of a quarterly cash dividend on a quarterly basis.

Results of Operations

Years Ended December 31, 2024 and 2023

Results of Continuing Operations

Revenues

The following table summarizes the revenues for years ended December 31, 2024 and 2023 (in thousands except percentages):

	Year ended December 31,		Difference
	2024	2023	$	%
Clinical trial supply	43	420	(377)	(90)
Total Revenue	$43	$420	$(377)	(90)

We recognize recognized $43,000 of revenue for the year ended December 31, 2024. This revenue relates to recovery of clinical manufacturing costs associated with an investigator sponsored study managed by Cedars-Sinai Medical Center. We recognized $420,000 of revenue for the comparative period in 2023.

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

The following table provides information with respect to our research and development expenditures for the years ended December 31, 2024 and 2023 (in thousands except percentages):

	Year Ended
	December 31,		Difference
	2024	2023	$	%
Transcriptional Regulation (fadraciclib)	$4,970	$13,358	$(8,388)	(63)
Anti-mitotic (plogo)	1,566	4,987	(3,421)	(69)
Other research and development expenses	119	810	(691)	(85)
Total research and development expenses	$6,655	$19,155	$(12,500)	(65)

Research and development expenses represented 55% and 74% of our operating expenses for the years ended December 31, 2024 and 2023, respectively.

Research and development expenses decreased by $12.5 million from $19.2 million for the year ended December 31, 2023 to $6.7 million for the year ended December 31, 2024. Expenditure for the transcriptional regulation program decreased by $8.4 million for the year ending December 31, 2024 relative to the respective comparative period. This decrease was primarily due to a decrease in clinical trial costs of $2.4 million associated with the temporary halt in the Phase 1/2 study in hematological malignancies, the completion of a bioequivalence and tox studies during the prior year of $2.1 million, reduction in manufacturing costs of $3.5 million and other non-clinical expenditure of $0.4 million. Research and development expenses relating to Plogo decreased by $3.4 million for the year ending December 31, 2024 relative to the respective comparative period. This decrease was primarily due to a decrease in clinical trial costs of $1.6 million associated with the progression of clinical trials for the evaluation of Plogo in Phase 1/2 studies, a decrease in manufacturing costs of $0.5 million, employment costs of $0.6 million and other non-clinical expenditure of $0.7 million.

The future

We anticipate that overall research and development expenses for the year ended December 31, 2025 will decrease significantly compared to the year ended December 31, 2024 as we focus on our Plogo clinical program. There will be no expenditure related to fadraciclib as the program is being marketed for sale by the joint liquidator of the Subsidiary.

General and administrative

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the total general and administrative expenses for the years ended December 31, 2024 and 2023 (in thousands except percentages):

	Year Ended
	December 31,		Difference
	2024	2023	$	%
Total general and administrative expenses	$5,392	$6,718	$(1,326)	(20)

Total general and administrative expenses represented 45% and 26% of our operating expenses for the years ended December 31, 2024 and 2023, respectively.

Our general and administrative expenditures decreased by $1.3 million from $6.7 million for the year ended December 31, 2023 to $5.4 million for the year ended December 31, 2024. This decrease was primarily due to reduction in stock compensation costs of $0.5 million, employment related costs of $0.2 million, corporate reporting costs of $0.2 million and investor relation costs of $0.2 million against the comparative prior period.

The future

We expect general and administrative expenditures for the year ended December 31, 2025 to reduce significantly compared to the year ended December 31, 2024 following the deconsolidation of the UK Subsidiary and elimination of related expenditures.

Other expense, net

The following table summarizes the other income (expense) for years ended December 31, 2024 and 2023 (in thousands except percentages):

	Year Ended
	December 31,		Difference
	2024	2023	$	%
Foreign exchange losses	$(54)	$(414)	$360	(87)
Interest income	12	266	(254)	(95)
Other income, net	52	50	2	4
Total other income (expense), net	$10	(98)	$108	(110)

Total other expense, net, increased by $108,000 from an expense of $98,000 for the year ended December 31, 2023 to an income of $10,000 for the year ended December 31, 2024. The decrease in other expense, net primarily relates to a reduction in interest income of $254,000 as a direct result of holding lower cash balances during 2024. Other income, net relates to royalties receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by us in March 2006) sold through the APA and other related agreements certain assets and intellectual property which are not related to our product development plans to ThermoFisher Scientific Company, or TSC. Accordingly, we presented $52,000 and $50,000 as other income received from TSC during the years ended December 31, 2024 and 2023 respectively. We have no knowledge of TSC’s activities and cannot predict when we may receive income under the APA, if any.

Foreign exchange losses

Foreign exchange losses increased by $360,000 to a loss of $54,000 for the year ended December 31, 2024 compared to a loss of $414,000 for the year ended December 31, 2023.

We have intercompany loans in place between our parent company based in New Jersey and our subsidiary based in Scotland. The intercompany loans outstanding are not expected to be repaid in the foreseeable future and the nature of the funding advanced is of a long-term investment nature. Therefore, all unrealized foreign exchange gains or losses arising on the intercompany loans are recognized in other comprehensive income until repayment of the intercompany loan becomes foreseeable. Unfavorable unrealized foreign exchange movements related to intercompany loans resulted in a loss of $2.9 million for the year ended December 31, 2024 compared to a gain of $12.6 million for the year ended December 31, 2023.

The future

Other income (expense), net will continue to be impacted by changes in foreign exchange rates and the receipt of income under the APA. As we are not in control of sales made by TSC, we are unable to estimate the level and timing of income under the APA, if any.

As a result of the liquidation of the UK subsidiary in January 2025, the intercompany loans will be written off as part of the deconsolidation process. The accumulated translation adjustments currently recorded in other comprehensive income within equity will be reversed and recorded as part of the gain/loss from deconsolidation of the subsidiary.

Income tax benefit

We record research and development tax credits within income taxes. Credit is taken for research and development tax credits, which are claimed from the United Kingdom’s taxation and customs authority (HMRC), in respect of qualifying research and development costs incurred.

The following table summarizes total income tax benefit from such credits for the years ended December 31, 2024 and 2023 (in thousands except percentages):

	Year Ended
	December 31,		Difference
	2024	2023	$	%
Total income tax benefit	$782	$2,996	$(2,214)	(74)

The income tax benefit decreased significantly by approximately $2.2 million, from $3.0 million for the year ended December 31, 2023 to $0.8 million for the year ended December 31, 2024, due to the ineligibility to recover qualifying research and developments expenditure incurred during 2024. The $0.8 million tax benefit in 2024 relates to a deferred claim based on 2023 qualifying research and development expenditure. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year and the availability of trading losses.

The future

We do not expect to continue to be eligible to receive United Kingdom research and development tax credits for the year ending December 31, 2025

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$3,137	$3,378
Working capital:
Current assets	$3,674	$7,444
Current liabilities	(6,268)	(8,161)
Total working capital deficit	$(2,594)	$(717)

Cash Flows

Cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2024 and 2023 is summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(7,990)	$(16,112)
Net cash used in investing activities	—	(6)
Net cash provided by financing activities	7,822	848

Operating activities

Net cash used in operating activities decreased by $8.1 million, from $16.1 million for the year ended December 31, 2023 to $8.0 million for the year ended December 31, 2024. The decrease in cash used by operating activities was primarily the result of a decrease in net loss of $11.3 million, offset by a change in working capital of $2.3 million and stock based compensation of $0.9 million. The $2.3 million change in working capital was primarily due to receivables for research and development tax credits. A cash receipt of approximately $3.7 million in research and development tax credit was received during the year ended December 31, 2024.

Investing activities

There was no net cash used in investing activities for the year ended December 31, 2024 and $6,000 in capital expenditures on information technology (“IT”) during the respective comparative period.

Financing activities

Net cash provided by financing activities was $7.8 million for the year ended December 31, 2024 as a direct result of receiving approximately:

-	$6.2 million, net of expenses, from the issuance of common stock and warrants under a Securities Purchase Agreement with an institutional investor,
-$1.6 million in net proceeds from a warrant exercise and reload agreement

Net cash provided by financing activities was $0.8 million for the year ended December 31, 2023 as a direct result of receiving approximately:

-	$1.0 million in net proceeds from the issuance of common stock and pre-funded warrants pursuant to the Registered Direct Offering,
-offset by dividend payments of approximately $0.2 million to the holders of our 6% Convertible Exchangeable Preferred Stock in 2023 that were not paid in 2024.
Contractual Obligations

The following table summarizes our long-term contractual obligations as of December 31, 2024 (in thousands):

		Payments Due by Period
		Less than			More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years
Operating Lease Obligations (1)	$5	$5	$—	$—	$—

(1)	Operating lease obligations relates to leasing office space at our Berkeley Heights, New Jersey location. The lease for our Berkeley Heights location, which was entered into in April 2022, has been terminated, effective January 31, 2025. Effective March 1, 2025, the Company entered into a two year lease agreement for our corporate headquarters at Level 10, Tower 11, Avenue 5, No. 8, Jalan Kerinchi, 59200 Kuala Lumpur, Malaysia.

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

As of December 31, 2024, we accrued $1.3 million research and development costs, that we have estimated to have been incurred as of year-end but had not been invoiced. This represents approximately 20% of our total research and development expense for the year ended December 31, 2024. As of December 31, 2023, we accrued $3.7 million research and development costs, that we have estimated to have been incurred as of year-end but had not been invoiced. This represents approximately 19% of our total research and development expense for the year ended December 31, 2023.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of Cyclacel Pharmaceuticals, Inc.

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Cyclacel Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statements of operations (loss) and other comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not currently have sufficient funds to complete development and commercialization and has a limited cash balance as of December 31, 2024. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BASIS FOR OPINION

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

CRITICAL TRIAL ACCRUAL AND EXPENSES

As discussed in Notes 2 and 9 of the consolidated financial statements, the Company’s total accrued expenses for research and development were $1.3 million at December 31, 2024, which included the estimated obligation for pre-clinical and clinical trial expenses incurred as of December 31, 2024, but not paid as of that date. The Company’s clinical trial expenses are based on the Company’s estimates of the level of services performed each period pursuant agreements with third parties that conduct research and development on the Company’s behalf, which results in an accrual or prepaid at period end.

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

Our audit procedures to evaluate the Company’s estimate of services incurred as of period end pursuant to its clinical trials included, among others:

●	We tested the accuracy and completeness of the underlying data used in the estimates and evaluated the significant assumptions stated above that are used by management to estimate the recorded amounts.
●	To evaluate the completeness and valuation of the accrual clinical trial expenses, we compared invoices received by the Company subsequent to December 31, 2024, to the amounts recognized by the Company as of that date.
●	We inspected the Company’s contracts with third parties and any pending change orders to assess the impact to the amounts recorded.

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Henderson, Nevada

April 2, 2025

PCAOB ID Number 6797

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cyclacel Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cyclacel Pharmaceuticals, Inc. and its subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of operations (loss), other comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statement (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying 2023 consolidated financial statements were prepared assuming that the Company would continue as a going concern. As discussed in Note 1 to the 2023 financial statements, the Company did not have sufficient funds to complete development and commercialization and had a limited cash balance as of December 31, 2023. This raised substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters were also described in Note 1 to the 2023 financial statements. The 2023 financial statements did not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We served as the Company’s auditor from 2013 through 2024.

New York, New York

March 21, 2024

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$3,137	$3,378
Prepaid expenses and other current assets	537	4,066
Total current assets	3,674	7,444
Property and equipment, net	3	9
Right-of-use lease asset	5	93
Non-current deposits	412	1,259
Total assets	$4,094	$8,805
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,599	$3,543
Accrued and other current liabilities	1,669	4,618
Total current liabilities	6,268	8,161
Lease liability	—	37
Total liabilities	6,268	8,198

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2024 and December 31, 2023;
6% Convertible Exchangeable preferred stock; 135,273 shares issued and outstanding at December 31, 2024 and 335,273 shares issued and outstanding at December 31, 2023. Aggregate preference in liquidation of $1,697,676 as of December 31, 2024 and $4,006,512 as of December 31, 2023	—	—
Series A convertible preferred stock, $0.001 par value; 264 shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Series B convertible preferred stock, $0.001 par value; 0 shares issued and outstanding at December 31, 2024 and 119,000 shares issued and outstanding at December 31, 2023	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2024 and December 31, 2023; 8,859,133 shares issued and outstanding at December 31, 2024 and 1,058,892 shares issued and outstanding at December 31, 2023	9	1
Additional paid-in capital	438,202	429,796
Accumulated other comprehensive loss	(891)	(908)
Accumulated deficit	(439,494)	(428,282)
Total stockholders’ equity (deficit)	(2,174)	607
Total liabilities and stockholders’ equity (deficit)	$4,094	$8,805

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (LOSS)

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2024	2023
Revenues:
Clinical trial supply	$43	$420
Revenues	43	420

Operating expenses:
Research and development	6,655	19,155
General and administrative	5,392	6,718
Total operating expenses	12,047	25,873
Operating loss	(12,004)	(25,453)
Other expense:
Foreign exchange losses	(54)	(414)
Interest income	12	266
Other income, net	52	50
Total other income (expense), net	10	(98)
Loss before taxes	(11,994)	(25,551)
Income tax benefit	782	2,996
Net loss	(11,212)	(22,555)
Dividend on convertible exchangeable preferred shares	—	(201)
Net loss applicable to common shareholders	$(11,212)	$(22,756)
Basic and diluted earnings per common share:
Net loss per share – basic and diluted (common shareholders)	$(2.09)	$(26.75)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended
	December 31,
	2024	2023
Net loss	$(11,212)	$(22,555)
Translation adjustment	2,916	(12,142)
Unrealized foreign exchange gain (loss) on intercompany loans	(2,899)	12,550
Comprehensive loss	$(11,195)	$(22,147)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	573,282	$—	628,139	$1	$422,981	$(1,316)	$(405,727)	$15,939

Issue of common stock and pre-funded warrants in Securities Purchase Agreement In Registered Direct Offering, net of expenses	—	—	176,456	—	1,049	—	—	1,049
Conversion of series B Preferred stock	(118,745)	—	39,582	—	—	—	—	—
Reclassification of redeemable common stock	—	—	207,806	—	4,494	—	—	4,494
Stock-based compensation	—	—	6,909	—	1,473	—	—	1,473
Preferred stock dividends	—	—	—	—	(201)	—	—	(201)
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	12,550	—	12,550
Translation adjustment	—	—	—	—	—	(12,142)	—	(12,142)
Loss for the period	—	—	—	—	—	—	(22,555)	(22,555)
Balances at December 31, 2023	454,537	$—	1,058,892	$1	$429,796	$(908)	$(428,282)	$607
Issue of common stock, preferred stock and associated warrants on underwritten offering, net of expenses	—	—	706,645	1	6,208	—	—	6,209
Conversion of series B Preferred stock	(119,000)	—	39,667	—	—	—	—	—
Conversion of series 6% Convertible Exchangeable Preferred	(200,000)	—	3	—	—	—	—	—
Warrant Exercises	—	—	7,053,926	7	1,606	—	—	1,613
Stock-based compensation	—	—	—	—	592	—	—	592
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(2,899)	—	(2,899)
Translation adjustment	—	—	—	—	—	2,916	—	2,916
Loss for the period	—	—	—	—	—	—	(11,212)	(11,212)
Balances at December 31, 2024	135,537	$—	8,859,133	$9	$438,202	$(891)	$(439,494)	$(2,174)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2024	2023
Operating activities:
Net loss	$(11,212)	$(22,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	31
Stock-based compensation	592	1,473
Changes in lease liability	(37)	(69)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	4,472	4,712
Accounts payable, accrued and other current liabilities	(1,811)	296
Net cash used in operating activities	(7,990)	(16,112)
Investing activities:
Purchase of property, plant and equipment	—	(6)
Net cash used in investing activities	—	(6)
Financing activities:
Proceeds, net of issuance costs, from issuing common stock and pre-funded warrants, net	6,209	1,049
Proceeds from the exercise of stock options and warrants, net of issuance costs	1,613	—
Payment of preferred stock dividend	—	(201)
Net cash provided by (used) in financing activities	7,822	848

Effect of exchange rate changes on cash and cash equivalents	(73)	303
Net increase (decrease) in cash and cash equivalents	(241)	(14,967)
Cash and cash equivalents, beginning of period	3,378	18,345
Cash and cash equivalents, end of period	$3,137	$3,378
Supplemental cash flow information:
Cash received during the period for:
Interest	$96	$266
Research & development tax credits	$3,715	$4,846

Cash paid during the period for:
Taxes	$2	$2

Non cash financing activities:
Accrual of preferred stock dividends	$—	$50

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent Events

Preferred Stock

On January 29, 2025, the Board of Directors of Cyclacel Pharmaceuticals, Inc. (the “Company”) passed a resolution to suspend payment of the quarterly cash dividend on the Company’s 6% Convertible Exchangeable Preferred Stock (the “Preferred Stock”) scheduled for February 1, 2025. The Board of Directors will continue to evaluate the payment of a quarterly cash dividend on a quarterly basis.

Financing and Restructuring Activities

On January 2, 2025 the Company entered into a securities purchase agreement with investor David Lazar, pursuant to which he agreed to purchase from the Company 1,000,000 shares of Series C Convertible Preferred Stock and 2,100,000 shares of Series D Convertible Preferred Stock of Cyclacel at a purchase price of $1.00 per share for aggregate gross proceeds of $3.1 million, subject to the terms and conditions of the Agreement. The proceeds of the transaction will be used to settle outstanding liabilities of the Company and other general corporate and operating purposes.

On January 31, 2025, the creditors voluntary liquidation of Cyclacel Limited was announced in the London Gazette, one of the official public records of the government of the United Kingdom.  As part of the Company’s efforts to reduce operating costs it has determined to focus on the development of the Plogo clinical program only. Therefore fadraciclib, the Subsidiary’s other drug development program, is being marketed for sale by the liquidators through Hilco Appraisals Limited, a firm of professional valuation agents and will no longer be part of the assets of the Company as of January 2025. With the commencement of the liquidation of the Subsidiary, the Company will no longer be considered to have control over the Subsidiary and the financial results of the Subsidiary will be deconsolidated from those of the Company. The deconsolidation, which is anticipated to increase stockholders’ equity by approximately $5.6 million, will be reported in the Company’s Form 10-Q for the three months ended March 31, 2025.

On February 4, 2025, the Company entered into a securities purchase agreement with investor David Lazar, for the issuance and sale in a private placement of up to $8,000,000 of shares of common stock, par value $0.001 per share  of the Company. The Company shall have the right, but not the obligation, to direct the Purchaser, by delivering written notice thereof from time to time and until September 30, 2026, to purchase up to the Aggregate Purchase Price of Shares at a purchase price equal to the greater of (i) the consolidated closing bid price immediately prior to the entry of this Agreement and (ii) the consolidated closing bid price on the business day immediately preceding the applicable purchase date. Unless otherwise agreed by the Company and the Purchaser, the Company’s right to cause the Purchaser to purchase the Shares pursuant to the Lazar Purchase Agreement must be exercised in either $1,000,000 or $2,000,000 increments.

On February 5, 2025, the Company entered into a securities purchase agreement with Helena Special Opportunities 1 Ltd. (“Helena”), pursuant to which the Company, subject to the restrictions and satisfaction of the conditions in the purchase agreement, has the right, but not the obligation, to sell to Helena, and Helena is obligated to purchase, up to the lesser of (i) $25 million of newly issued shares of the Company’s Common Stock and (ii) the Exchange Cap (as defined in the agreement).

The Company held a special meeting of stockholders (the “Special Meeting”) on February 6, 2025 at which, among other matters, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio not less than 1:4 and not more than 1:16 (the “2025 Reverse Stock Split”) such ratio and the implementation and timing of such Reverse Stock Split to be determined in the discretion of the Company’s Board of Directors (the “Board”). The 2025 Reverse Stock Split is expected to be implemented by the Board in or around May 2025.

On February 26, 2025, David Lazar, the Company’s interim Chief Executive Officer, interim principal financial officer, interim principal accounting officer, and Secretary, provided notice of his resignation as Chief Executive Officer and Secretary of the Company effective February 26, 2025. Mr. Lazar will continue his role as co-principal financial officer and co-principal accounting officer to assist with the transition of the Company’s new Chief Financial Officer, as discussed below. Mr Lazar’s resignation was not the result of any disagreement between Mr. Lazar and the Company on any matter relating to the Company’s operations, policies or practices. In connection with Mr. Lazar’s departure, he will not be eligible to receive any severance benefits or any performance based bonus compensation for the 2025 partial year.

On February 11, 2025, David E. Lazar (the “Seller”), the interim Chief Executive Officer and Secretary of the Company, entered into a securities purchase agreement (the “Purchase Agreement”) with an investor, Datuk Dr. Doris Wong Sing Ee (the “Investor”) pursuant to which the Investor agreed to purchase 1,000,000 shares of Series C Convertible Preferred Stock of the Company, $0.0001 par value per share (the “Series C”) and such number of the 2,100,000 shares of Series D Convertible Preferred Stock of the Company, $0.0001 par value per share (the “Series D”) currently held by Seller so that Purchaser shall hold seventy percent (70%) of the issued and outstanding shares of the Company, which resulted in the issuance of 1,745,262 shares of Series D (collectively, the Series C and Series D are the “Securities”). The transaction contemplated by the Purchase Agreement closed on February 26, 2025 (the “Closing Date”). Additionally, the Investor purchased and succeeded to all of the Seller’s rights and interests under that certain securities purchase agreement between the Seller and the Company dated January 2, 2025. On the Closing Date, the Seller issued written notice to the Company to exercise the conversion rights related to the Series C and Series D shares into Common Stock of the Company registered in the Investor’s name, as follows: (i) the conversion of 1,000,000 shares of Series C into 2,650,000 shares of Common Stock of the Company; and (ii) the conversion of 1,745,262 shares of Series D into 191,978,820 shares of Common Stock of the Company.

Effective as of February 26, 2025, the Board appointed Datuk Dr. Doris Wong Sing Ee, as Chief Executive Officer and, in such role, she will serve as the Company’s principal executive officer. Datuk Dr. Doris Wong Sing Ee was also elected to the Board of the Company as of that date.

Effective as of February 26, 2025, the Board appointed Kiu Cu Seng, as Chief Financial Officer and, in such role, he will serve as the Company’s co-principal financial officer and co-principal accounting officer along with David Lazar until the effective date of his resignation on the earlier of the filing date of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024 or March 31, 2025, as discussed above. The Company’s Board also appointed Mr. Kiu as Executive Director and Secretary.

On March 10, 2025, the Company entered into an agreement for the Sale and Purchase of Certain Assets (the “Purchase Agreement”) with Cyclacel Limited, a United Kingdom-based wholly owned subsidiary of the Company that is currently in liquidation (“Cyclacel Limited”), along with the joint liquidator of Cyclacel Limited effective as of January 24, 2025 (the “Liquidators”). Under the terms of the Purchase Agreement, the Company agreed to purchase, and Cyclacel Limited agreed to sell, with the approval of the Liquidators, certain assets (the “Assets”) of Cyclacel Limited related to Plogosertib, a polo-like kinase 1 (PLK 1) inhibitor for treatment of advanced cancers and hematological malignancies (“Plogo”), for a purchase price of £250,000 (exclusive of VAT).

On March 21, 2025 the Company entered into securities purchase agreements with a consortium of investors, pursuant to which they agreed to purchase from the Company 1,000,000 shares of Series E Convertible Preferred Stock of Cyclacel at a purchase price of $1.00 per share for aggregate gross proceeds of $1.0 million, subject to the terms and conditions of the Agreements. The proceeds of the transactions will be used for general corporate and operating purposes.

Stock-Based Compensation

On January 2, 2025, Mr. Spiro Rombotis resigned as Chief Executive Officer of the Company and the Board of Directors appointed Mr. Lazar as interim Chief Executive Officer of the Company, effective as of the signing of the Purchase Agreement. Mr. Lazar will serve as the Company’s principal executive officer and principal financial officer until his successor is appointed. On this date, the Board also appointed Messrs. David Natan and Avraham Ben-Tzvi as members of the Board of Directors. Dr. Robert Spiegel, Dr. Christopher Henney, Dr. Brian Schwartz, Dr. Kenneth Ferguson and Ms. Karin Walker (together, the “Resigning Directors”) resigned effective as of January 2, 2025.

On January 2, 2025, the Company entered into settlement agreements with the Resigning Directors effective as of the signing of the Purchase Agreement. Pursuant to the terms of the Director Settlement Agreements, each Resigning Director resigned his or her position as a member of the Board of Directors, and any positions held on committees of the Board of Directors. Each Resigning Director has received his or her accrued Board fees in full consideration of the release of claims against the Company and other promises and covenants set forth in the Director Settlement Agreements.

On January 2, 2025, the Company entered into a settlement agreement with Mr. Spiro Rombotis (the “Rombotis Settlement Agreement”). Pursuant to the terms of the Rombotis Settlement Agreement, Mr. Rombotis resigned his position as President and Chief Executive Officer of the Company effective as of the signing of the Purchase Agreement, and agreed to provide transition services to the Company in his capacity as a member of the Board of Directors through the filing of the Company’s Annual Report on Form 10-K for the year ended 2024. On January 2, 2025, the Company also entered into a settlement agreement with Paul McBarron (together with Mr. Rombotis, the “Resigning Officers”) effective immediately following the Initial Closing, as such term is defined in the Purchase Agreement (the “McBarron Settlement Agreement” and together with the Rombotis Settlement Agreement, the “Executive Officer Settlement Agreements” and together with the Director Settlement Agreements, the “Settlement Agreements”). Pursuant to the terms of the McBarron Settlement Agreement, Mr. McBarron agreed to provide transition services to the Company in his capacity as a member of the Board of Directors through the filing of the Company’s Annual Report on Form 10-K for the year ended 2024.

Pursuant to the Executive Officer Settlement Agreements, and subject to the Purchase Agreement, the Company will pay to Mr. Rombotis and Mr. McBarron payments of $279,415.50 and $165,164.50, respectively, as soon as practicable, and three months later a further one-time payment of $279,415.50 and $165,164.50 either in cash or through the issuance of common stock, respectively, in full consideration of the release of claims against the Company and other promises and covenants set forth in the Executive Officer Settlement Agreements (the “Settlement Payments”) and the Purchase Agreement.

Pursuant to the terms of the Settlement Agreements, the Company will provide continuing indemnification to the Resigning Directors and Resigning Officers in a manner consistent with that which was in place as of the effective date of the Settlement Agreements, and will cause to be maintained in effect the Company’s existing director and officer liability insurance pursuant to the Company’s tail insurance coverage and will not modify its governing documents to modify the Resigning Directors’ and Resigning Officers’ rights under such policy, as further set forth in the Settlement Agreements. The Settlement Agreements contain a mutual non-disparagement clause.

On February 26, 2025, the Company entered into settlement agreements with Dr. Barker. Pursuant to the terms of the settlement agreement, Dr. Barker resigned his position as a member of the Board of Directors, and any positions held on committees of the Board of Directors. In addition, Dr. Barker will receive his accrued Board fees in full consideration of the release of claims against the Company and other promises and covenants set forth in the settlement agreement. Pursuant to the terms of the settlement agreement, the Company will provide continuing indemnification to Dr. Barker in a manner consistent with that which was in place as of the effective date of the settlement agreement, and will cause to be maintained in effect the Company’s existing director and officer liability insurance pursuant to the Company’s tail insurance coverage and will not modify its governing documents to modify Dr. Barker’s rights under such policy, as further set forth in the settlement agreement. The settlement agreement contains a mutual non-disparagement clause.

On February 26, 2025, the following directors of the Company tendered their resignation or notice of resignation from the Board: (i) Dr. Samuel L. Barker resigned as an independent director effectively immediately; (ii) Avraham Ben-Tzvi provided notice that his resignation as an independent director will be effective upon the earlier of the filing date of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024 or March 31, 2025; (iii) Paul McBarron resigned as a non-independent director effective immediately; (iv) David Natan provided notice that his resignation as an independent director will be effective upon the earlier of the filing date of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024 or March 31, 2025; and (iv) Spiro Rombotis resigned as a non-independent director effective immediately.

All nonvested stock based compensation awards were (or will be) forfeited immediately as of the dates of resignation. As the Company accounts for forfeitures as they occur, the Company will report an adjustment to compensation expense in the first quarter of 2025 to reflect the difference between the compensation expense recorded to date and the cost that should have been recorded given the number of awards that ultimately vested.  The Company does not expect the amount of this adjustment to be significant.

1.    Organization of the Company and Basis of Presentation

Cyclacel Pharmaceuticals, Inc. (“Cyclacel” or “the Company”) is a clinical-stage biopharmaceutical company developing innovative cancer medicines based on cell cycle and mitosis control biology. Cyclacel is a pioneer company in the field of cancer cell cycle biology with a vision to improve patient healthcare by translating insights in cancer biology into medicines that can overcome resistance and ultimately increase a patient’s overall survival.

As of December 31, 2024, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

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

Through December 31, 2024, the Company has funded all of its operations and capital expenditures with proceeds from the issuance of public equity securities, private placements of securities, government grants, research and development tax credits, interest on investments, royalty income, product revenue and licensing revenue. The Company has incurred recurring losses since its inception, including net losses of $11.2 million and $22.6 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had an accumulated deficit of $439.5 million. The Company expects to continue to generate operating losses for the foreseeable future due to, among other things, costs related to the clinical development of its drug candidate, its preclinical programs and its administrative organization.

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

Based on the Company’s current operating plan, it is anticipated that cash and cash equivalents of $3.1 million as of December 31, 2024 will allow it to meet liquidity requirements into the second quarter of 2025. The Company continues to work to raise additional capital however as of the date of these financial statements there is no guarantee that the Company will be able to raise additional funds to extend operations beyond the second quarter of 2025. The Company’s history of losses, negative cash flows from operations, liquid resources currently on hand, and dependence on the ability to obtain additional financing to fund its operations, about which there can be no certainty, have resulted in the assessment that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issuance date of these financial statements. While the Company has plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of public or private equity or debt financings or by entering into partnership agreements for further development of our drug candidates, there is no guarantee that it will be successful in these mitigation efforts.The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP and include the financial statements of Cyclacel Pharmaceuticals, Inc. and all of the Company’s wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Reverse Stock Split

The Company effected a 15:1 reverse stock split of the Company’s common stock on December 18, 2023 (the “Reverse Stock Split”). All share and per share information has been adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

The Company held a special meeting of stockholders (the “Special Meeting”) on February 6, 2025 at which, among other matters, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio not less than 1:4 and not more than 1:16 (the “2025 Reverse Stock Split”) such ratio and the implementation and timing of such Reverse Stock Split to be determined in the discretion of the Company’s Board of Directors (the “Board”). The 2025 Reverse Stock Split is expected to be implemented by the Board in or around May 2025.

2.    Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period. Critical estimates include inputs used to determine clinical trial accruals and stock-based compensation expense. Cyclacel reviews its estimates on an ongoing basis. The estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates. Cyclacel believes the judgments and estimates required by the following accounting policies to be significant in the preparation of the Company’s consolidated financial statements.

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

The assets and liabilities of the Company’s international subsidiary are translated from its functional currency into United States dollars at exchange rates prevailing at the balance sheet date. Average rates of exchange during the period are used to translate the statement of operations, while historical rates of exchange are used to translate any equity transactions. Translation adjustments arising on consolidation due to differences between average rates and balance sheet rates, as well as unrealized foreign exchange gains or losses arising from translation of intercompany loans for which settlement is not planned or anticipated in the foreseeable future and that are of a long-term-investment nature, are recorded in other comprehensive loss. As discussed in the subsequent events note, the foreign subsidiary will be liquidated. Upon loss of control of the foreign subsidiary, the accumulated translation adjustments currently recorded in other comprehensive income within equity will be reversed and recorded as part of the gain/loss from deconsolidation of the subsidiary.

Cash and Cash Equivalents

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company considers all highly liquid investments with an original maturity of three months or less at the time of initial purchase to be cash equivalents. The objectives of the Company’s cash management policy are to safeguard and preserve funds, to maintain sufficient liquidity to meet Cyclacel’s cash flow requirements and to attain a market rate of return. The Company deposits its cash in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

The Company’s cash and cash equivalents balance at December 31, 2024 was $3.1 million and it maintains its cash accounts in several entities both within the United States and the United Kingdom. The cash balances for amounts held in the United States are insured by the Federal Deposit Insurance Corporation, or FDIC up to $250,000 per account. The Company has cash balances exceeding the balance insured by the FDIC that totaled approximately $2.8 million at December 31, 2024. The cash balances for amounts held in the United Kingdom are insured by the UK Government Financial Services Compensation Scheme, or FSCS up to £85,000 per account. The Company does not have cash balances exceeding the balance insured by the FSCS at December 31, 2024.

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

Segments

The Company is managed and operated as one business which is focused on using cell cycle, transcriptional regulation and mitosis control biology to develop innovative, targeted medicines for cancer and other proliferative diseases. The entire business is managed by a single management team that reports to the Chief Executive Officer. Historically, the Company has not operated separate lines of business with respect to any of its products or product candidates and the Company did not prepare discrete financial information with respect to separate products or product candidates or by location through December 31, 2024. Accordingly, the Company has viewed its business historically as one reportable operating segment with development operations in two geographic areas, namely the United States and the United Kingdom. With the commencement of the liquidation of the Subsidiary, the Company will no longer be considered to have control over the Subsidiary and the financial results of the Subsidiary will be deconsolidated from those of the Company commencing with its first quarter 2025.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers.

The Company has not generated any revenues from product sales to date. However, the Company recognized $43,000 of revenue for the year ended December 31, 2024. This revenue relates to recovery of clinical manufacturing costs associated with an investigator sponsored study managed by Cedars-Sinai Medical Center (“CSMC”). There were $420,000 of revenues recognized for the comparative period in 2023. All revenues from this customer are recognized at the point in time that the related clinical supply are transferred to CSMC and CSMC obtains control over the goods. The arrangements with CSMC comprise a single performance obligation.

The Company has not recognized any other sources of revenue during the years ended December 31 2024 and 2023.

The Company invoices CSMC following the transfer of the clinical supply and provides CSMC with typical payment terms. The Company has collected all amounts due from CSMC. As of December 31, 2024, December 31, 2023, and January, 1, 2023, the Company has not recognized any accounts receivable from CSMC, credit loss allowances, contract assets, contract liabilities, or warranty provisions. There were no remaining performance obligations outstanding as of December 31, 2024; however, CSMC may place additional orders for clinical supply in 2025 and beyond.

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

Leases

The Company accounts for lease contracts in accordance with ASC 842. As of December 31, 2024 and 2023, all of the Company’s leases are classified as operating leases.

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

The Company records research and development tax credits within income taxes. Credit is taken in the accounting period for research and development tax credits, when claimed from H.M. Revenue & Customs, or HMRC, the United Kingdom’s taxation and customs authority, in respect of qualifying research and development costs incurred in the same accounting period.

Net Loss Per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share”. Basic and diluted net loss per common share was determined by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period.

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2024 and 2023.

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported to arrive at comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the years ended December 31, 2024 and 2023.

Recently Issued Accounting Pronouncements

The FASB has issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. This standard will require all public entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. ASU 2024-03 will not change the way in which expenses are recognized or measured. However, the Company is currently evaluating the effects of ASU 2023-07 on its financial statement presentation and disclosures.

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

The three-year term of the Clinical Collaboration Agreement, or CCA with The University of Texas MD Anderson Cancer Center, or MD Anderson ended in September 2021, in accordance with its terms. The main objective of the CCA was to clinically evaluate the safety and efficacy of three Cyclacel medicines in patients with hematological malignancies, including chronic lymphocytic leukemias, acute myeloid leukemias, myelodysplastic syndromes and other advanced leukemias. Under the terms of the CCA, MD Anderson conducted four clinical studies and under the risk-sharing agreement MD Anderson assumed the patient costs for all studies and Cyclacel, who is the sponsor, provided investigational drugs and other limited support. The agreement provided that the Company would make certain payments to MD Anderson upon first commercial sale in specific indications studied in the alliance. There were no such payments earned in 2024 or 2023.

4.    Cash and Cash Equivalents

The following is a summary of cash and cash equivalents at December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Cash	$93	$3,303
Cash equivalents	3,044	75
Total cash and cash equivalents	$3,137	$3,378

Cash equivalents are made up entirely of money market funds.

5.    Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements
	as of December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$3,044	$—	$—	$3,044
Total Assets	$3,044	$—	$—	$3,044

	Fair Value Measurements
	as of December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$75	$—	$—	$75
Total Assets	$75	$—	$—	$75

6.    Prepaid Expenses and Other Assets

The following is a summary of prepaid expenses and other current assets at December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Research and development tax credit receivable	$—	$2,933
Prepayments and VAT receivable	237	792
Other current assets	300	341
	$537	$4,066

7.            Non-Current Assets

As at December 31, 2024, the Company had non-current assets of $0.4 million, which comprised clinical trial deposits held by a contract research organization in relation to the Company’s Phase 1/2 clinical trials. As at December 31, 2023, the Company had non-current assets of $1.3 million, which was wholly attributable to clinical trial deposits.

8.    Property and Equipment

Property and equipment consisted of the following at December 31, 2024 and 2023 (in thousands):

		December 31,
	Lives in years	2024	2023
Leasehold improvements	2 to 5	$6	$6
Office equipment and furniture	3 to 5	420	423
		427	429
Less: accumulated depreciation and amortization		(424)	(420)
		$3	$9

9.    Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following at December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Accrued research and development	$1,299	$3,668
Accrued legal and professional fees	87	570
Other current liabilities	283	380
	$1,669	$4,618

As at December 31, 2024, the Company had accounts payables of $4.6 million, of which $4.1 million related to the UK subsidiary. As at December 31, 2023, the Company had accounts payables of $3.5 million, of which $3.1 million related to the UK subsidiary.

10.    Commitments and Contingencies

General

Please refer to Note 3 — Significant Contracts for further discussion of certain of the Company’s commitments and contingencies.

Leases

In April 2022, the Company extended the lease for its corporate headquarters facility in Berkeley Heights, New Jersey for a further three years, expiring in July 2025. In December 2024, the Company terminated this lease, effective as of January 31, 2025. Effective March 1, 2025, the Company entered into a two year lease agreement for our corporate headquarters at Level 10, Tower 11, Avenue 5, No. 8, Jalan Kerinchi, 59200 Kuala Lumpur, Malaysia, which we believe will be adequate to accommodate our business needs.

For the years ended December 31, 2024 and December 31, 2023, the Company recognized operating lease expenses of $82,830 and $74,218 respectively, including $9,104 and $10,851 respectively relating to a short term lease for offices in Dundee, Scotland. The remaining lease term as of December 31, 2024 is one month for the Berkeley Heights facility and no remaining lease term for Dundee, Scotland. The discount rate used by the Company in determining the lease liability was 12%.

The following is a summary of the Company’s future contractual obligations and commitments relating to its facilities lease as at December 31, 2024 (in thousands):

Operating Lease
Obligation
2025	$5
2026	—
Thereafter	—
Total future minimum lease obligation	$5
Less imputed interest	—
Total	$5

11.   Stockholders’ Equity

The Company has completed the following equity issuances during the periods presented in the consolidated financial statements.

November 2024 Warrant Exercise and Reload Agreement

On November 13, 2024, Cyclacel Pharmaceuticals, Inc. (the “Company”) entered into a letter agreement (the “Warrant Exercise and Reload Agreement”) with the holder (the “Holder”) of its issued and outstanding Series B Warrants (the “Prior Warrants”) to purchase an aggregate of 4,968,945 shares of common stock of the Company offering the Holder the opportunity to exercise all of its Prior Warrants for cash at a reduced exercise price equal to $0.415 per share provided the Prior Warrants were exercised in full for cash on or before 12:30 P.M. Eastern Time on the date of the Warrant Exercise and Reload Agreement. In consideration for the exercise of the Prior Warrants, the Holder received new unregistered Series C Warrants (the “Series C Warrants”) exercisable for up to an aggregate of 9,937,890 shares of common stock (the “Series C Warrant Shares”) and new unregistered Series D Warrants (the “Series D Warrants” and, together with the Series C Warrants, the “New Warrants”) exercisable for up to an aggregate of 9,937,890 shares of common stock (the “Series D Warrant Shares” and, together with the Series C Warrant Shares, the “New Warrant Shares”). The Series C Warrants are exercisable beginning on the date upon which the Company receives stockholder approval of the issuance of the New Warrant Shares and the Placement Agent Warrant Shares (as defined below) (the “Stockholder Approval Date”) for a period of five and one-half (5.5) years following the Stockholder Approval Date and the Series D Warrants are exercisable beginning on the Stockholder Approval Date for a period of eighteen (18) months following the Stockholder Approval Date. The New Warrants each have an exercise price of $0.415 per share. The shares of common stock issued upon exercise of the Prior Warrants are registered pursuant to an effective registration statement on Form S-1 (No. 333-279157).

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

The fair value of the common stock was determined using the closing price of the Company’s common stock as of May 2, 2024, which is the date that the Private Placement closed.

December 2023 Registered Direct Offering Securities Purchase Agreement

On December 21, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional investors (“Purchasers”). Pursuant to the Securities Purchase Agreement, the Company agreed to sell in a registered direct offering (“Registered Direct Offering”) 168,500 shares (“Shares”) of the Company’s common stock and pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 219,700 shares of common stock. The Pre-Funded Warrants have an exercise price of $0.001 per share and are immediately exercisable and can be exercised at any time after their original issuance until such Pre-Funded Warrants are exercised in full. Each Share is being sold at an offering price of $3.315 and each Pre-Funded Warrant is being sold at an offering price of $3.314 (equal to the purchase price per Share minus the exercise price of the Pre-Funded Warrant).

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

On August 12, 2022, the Company became aware that the shelf registration statement on Form S-3 (file number 333-231923) (the “Registration Statement”) associated with this Sales Agreement had expired on June 21, 2022. Prior to becoming aware of the expiration, the Company sold an aggregate of 132,473 shares of its common stock at the market price, following the expiration of the Registration Statement and through August 12, 2022, for aggregate proceeds of approximately $2,721,187. There was no sale of shares post August 12, 2022. The sale of these shares were subject to potential rescission rights by certain shareholders. As a result of these potential rescission rights, the Company reclassified 207,807 shares (including 75,333 shares sold for which the Company did not receive any proceeds), with an aggregate purchase price of $4,494,496 of its common stock outside stockholders’ equity as of December 31, 2022. These shares have been treated as issued and outstanding for financial reporting purposes. The rescission rights for these shares lapsed and the shares were reclassified back to permanent equity as of December 31, 2023. As of December 31, 2024, there have been no claims or demands to exercise such rights.

On August 15, 2022, the Sales Agreement was mutually terminated. A total of 218,738 shares, for gross proceeds of approximately $7.6 million, had been sold pursuant to the Sales Agreement.

Warrants

November 2024 Warrants

As of December 31, 2024, warrants to purchase a total of 19,875,780 shares of common stock issued pursuant to a securities purchase agreement in a November 2024 financing transaction (the “November 2024 Warrant Exercise and Reload Agreement”) remained outstanding. A total of 19,875,780 warrants were issued in pursuant to the November 2024 Warrant Exercise and Reload Agreement. This consisted of i) series C warrants to purchase up to 9,937,890 shares of common stock, exercisable immediately from the date of issuance for a period of five and a half years after the date of issuance, at an exercise price of $0.415 per warrant share, ii) series D warrants to purchase up to 9,937,890 shares of common stock, exercisable immediately from the date of issuance for a period of eighteen months after the date of issuance, at an exercise price of $0.415 per warrant share.

There were no exercises of these warrants during the years ended December 31, 2024 or December 31, 2023.

April 2024 Warrants

As of December 31, 2024, warrants to purchase a total of 7,664,082 shares of common stock issued pursuant to a securities purchase agreement in an April 2024 financing transaction (the “April 2024 Securities Purchase Agreement”) remained outstanding. A total of 15,059,972 warrants were issued in pursuant to the April 2024 Securities Purchase Agreement. This consisted of i) pre-funded warrants to purchase 4,823,945 of common stock, exercisable immediately from the date of issuance, and with no expiry date, at an exercise price of $0.0001 per warrant share, ii) series A warrants to purchase up to 4,968,945 shares of common stock, exercisable immediately from the date of issuance for a period of five and a half years after the date of issuance, at an exercise price of $1.36 per warrant share, iii) series B warrants to purchase up to 4,968,945 shares of common stock, exercisable immediately from the date of issuance for a period of eighteen months after the date of issuance, at an exercise price of $1.36 per warrant share. A further 298,137 warrants issued in a concurrent placement agency agreement, are exercisable immediately from the date of issuance for a period of five and a half years after the date of issuance, at an exercise price of $2.0125 per warrant share.

A total of 4,823,945 pre-funded warrants and 2,571,945 Series B warrants were exercised during the year ended December 31, 2024.

December 2023 Warrants

As of December 31, 2024, warrants to purchase a total of 419,925 shares of common stock issued pursuant to a securities purchase agreement in a December 2023 financing transaction remained outstanding. A total of 396,156 warrants, including 7,956 warrants issued in a concurrent private placement, are exercisable immediately from the date of issuance for a period of seven years after the date of issuance, at an exercise price of $3.19 per warrant share. A further 23,769 warrants issued in a concurrent placement agency agreement, are exercisable immediately from the date of issuance for a period of five years after the date of issuance, at an exercise price of $4.14375 per warrant share.

There were no exercises of these warrants during the years ended December 31, 2024 or December 31, 2023.

December 2020 Warrants

As of December 31, 2024, warrants to purchase 44,657 shares of common stock issued pursuant to a securities purchase agreement in a December 2020 financing transaction remained outstanding. Each warrant shall be exercisable beginning on the 12-month anniversary of the date of issuance for a period of five years after the date of issuance, at an exercise price of $61.95 per warrant share. The exercise price of the warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the warrants. The warrants may be exercised on a “cashless” basis.

During the year ended December 31, 2024, 15,833 warrants lapsed upon conversion of the associated Series B Preferred Stock. There were no exercises of these warrants during the year ended December 31, 2023.

April 2020 Warrants

As of December 31, 2024, 119,333 warrants issued in connection with an April 2020 equity financing remained outstanding, each with an exercise price of $75.00. The common warrants are immediately exercisable and will expire on the fifth anniversary of the original issuance date. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Company’s common stock. The common warrants were issued separately from the common stock and were eligible for transfer immediately after issuance. A common warrant to purchase one share of common stock was issued for every share of common stock purchased in this offering.

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

A total of 26,667 warrants were exercised during the year ended December 31, 2024. No warrants were exercised during the year ended December 31, 2023.

Series B Preferred Stock

A total of 237,745 shares of the Company’s Series B Preferred Stock were issued in a December 2020 Securities Purchase Agreement. Each share of Series B Preferred Stock shall initially be convertible into one third (1/3) share of common stock (the “Conversion Shares”), subject to adjustment in accordance with the Certificate of Designation.

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

During the year ended December 31, 2024, 119,000 shares of Series B Preferred Stock was converted, at the option of the holder, into 39,667 shares of common stock. As of December 31, 2024, there were no remaining shares of the Series B Preferred Stock.

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

As of December 31, 2024 and 2023, 264 shares of the Series A Preferred Stock remain issued and outstanding. The 264 shares of Series A Preferred Stock issued and outstanding at December 31, 2024, are convertible into 440 shares of common stock.

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

6% Convertible Exchangeable Preferred Stock

As of December 31, 2024, there were 135,273 shares of the Company’s 6% Convertible Exchangeable, or Preferred Stock issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, and if declared, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board of Directors and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends.

The Company’s Board of Directors considers numerous factors in determining whether to declare the quarterly dividend pursuant to the Certificate of Designations governing the terms of the Company’s Preferred Stock, including the requisite financial analysis and determination of a surplus. Accumulated but unpaid dividends in arrears on preferred stock were $0.3 million, or $2.55 per share, of preferred stock, as of December 31, 2024.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s shares of common stock at a conversion rate of approximately 0.0000167 shares of common stock for each share of Preferred Stock based on a price of $592,200 per share. The Company has reserved 6 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at December 31, 2024. The shares of previously converted Preferred Stock have been retired, cancelled and restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors as shares of Preferred Stock of one or more series.

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

The Preferred Stock is exchangeable, in whole but not in part, at the option of the Company on any dividend payment date beginning on November 1, 2005, or Exchange Date for the Company’s 6% Convertible Subordinated Debentures, or Debentures at the rate of $10.00 principal amount of Debentures for each share of Preferred Stock. The Debentures, if issued, will mature 25 years after the Exchange Date and have terms substantially similar to those of the Preferred Stock. No such exchanges have taken place as of December 31, 2024.

For the year ended December 31, 2023, the company declared dividends of $0.15 per share quarterly on its 6% Convertible Exchangeable Preferred Stock. These dividends were paid on February 1, 2024. No further dividends were declared or paid subsequent to this.

12.  Stock-Based Compensation

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the years ended 2024 and 2023 as shown in the following table (in thousands):

	Year Ended
	December 31,
	2024	2023
General and administrative	$498	$1,039
Research and development	94	434
Stock-based compensation costs	$592	$1,473

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

On June 21, 2024, the Company’s stockholders approved an additional 160,000 shares of common stock that may be issued under the 2018 Plan. On June 13, 2023, the Company’s stockholders approved an additional 60,000 shares of common stock that may be issued under the 2018 Plan. As of December 31, 2024, the Company has reserved approximately 196,000 shares of the Company’s common stock under the 2018 Plan for future issuances. Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

2020 Inducement Equity Incentive Plan

In October 2020, the Inducement Equity Incentive Plan (the “Inducement Plan”), became effective. Under the Inducement Plan, Cyclacel may make equity incentive grants to new senior level Employees (persons to whom the Company may issue securities without stockholder approval). The Inducement Plan allows for the issuance of up to 13,333 shares of the Company’s common stock (or the equivalent of such number). As of December 31, 2024, the reserve remains at 13,333 shares.

Option Grants and Exercises

There were 12,500 options granted during the year ended December 31, 2024, all issued under the 2018 Plan. These options had a grant date fair value of $1.77 per option. There were 43,342 options granted during the year ended December 31, 2023. These options had a grant date fair value ranging between $6.32-$10.98 per option.

Of the options granted during the year ended December 31, 2024, all vested six months from their date of grant. Of the options granted during the year ended December 31, 2023, 17,033 awards shall vest on the third anniversary of their date of grant, or earlier if either of the certain performance conditions are met relating to enrollment goals for various clinical studies. A further 8,600 options granted during the year ended December 31, 2023 were forfeited during 2024 due to the holders’ termination of employment with the Company. The Company had assumed that these awards will vest after three years as satisfaction of the performance conditions is not probable at this time.

As of December 31, 2024, the total remaining unrecognized compensation cost related to the non-vested stock options with service conditions amounted to approximately $0.1 million, which will be amortized over the weighted-average remaining requisite service period of 1.30 years.

Outstanding Options

A summary of the share option activity and related information is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price Per Share	Term (Years)	Value ($000)
Options outstanding at December 31, 2022	107,373	$87.70	8.34	$—
Granted	43,342	$8.82	—	$—
Exercised	—	$—	—	$—
Cancelled/forfeited	(7,919)	$332.24	—	$—
Options outstanding at December 31, 2023	142,796	$50.20	7.96	$—

Granted	12,500	$2.28	—	$—
Cancelled/forfeited	(36,807)	$51.37	—	$—
Options outstanding at December 31, 2024	118,489	$44.41	7.20	$—

Unvested at December 31, 2024	17,773	$9.38	8.45	$—
Vested and exercisable at December 31, 2024	100,716	$50.59	6.99	$—

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718 using the following assumptions:

	Year ended	Year ended
	December 31, 2024	December 31, 2023
Expected term (years)	6	5 - 6
Risk free interest rate	3.995%	3.660% – 4.160%
Volatility	93%	89% – 92%
Expected dividend yield over expected term	0.00%	0.00%
Resulting weighted average grant date fair value	$1.77	$6.63

There were no stock options exercised during each of the years ended December 31, 2024 and 2023, respectively. The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income.

Restricted Stock Units

The Company issued 12,500 restricted stock units during the year ended December 31, 2024. These restricted stock units vest monthly over a six-month service period. These restricted stock units were valued at $2.28 at the date of grant, which was equivalent to the market price of a share of the Company’s common stock on that date.

A total of 17,133 restricted stock units were issued in January 2023 vest on the third anniversary of their date of grant, or earlier if certain defined clinical trial related performance targets are met. A three-year vesting assumption was applied to these restricted stock units as satisfaction of the performance conditions is not probable at this time. Each of these restricted stock units was valued at $13.50 at the date of grant, which was equivalent to the market price of a share of the Company’s common stock on that date. During 2023, 300 of these restricted stock units were forfeited as the recipient voluntarily terminated employment with the Company. A further 8,488 restricted stock units issued in June 2023 vest on the first anniversary of the date of grant. Each of these restricted stock units were valued at $8.84 at the date of grant, which was equivalent to the market price of a share of the Company’s common stock on that date.

During the year ended December 31, 2024, an additional 7,584 of these restricted stock units have been forfeited due to the holders’ termination of employment with the Company.

Summarized information for restricted stock units as of December 31, 2024 and 2023 is as follows:

			Weighted
			Average
	Restricted		Remaining
	Stock Units		Term
Restricted Stock Units outstanding at December 31, 2022	9,177	$28.20
Granted	25,621	$11.96
Cancelled/forfeited	(300)	$13.50
Restricted Stock Units outstanding at December 31, 2023	34,498	$16.26	8.96 years

Granted	12,500	$2.28	9.03 years
Cancelled/forfeited	(7,584)	$15.31
Restricted Stock Units outstanding at December 31, 2024	39,414	$12.01	8.30 years

Unvested at December 31, 2024	9,945	$13.67	8.06 years

Vested at December 31, 2024	29,469	$11.45	8.39 years

13.  Employee Benefit Plans

Pension Plan

The Company operates a defined contribution group personal pension plan for all of its UK based employees. Company contributions to the plan totaled approximately $51,000 and $52,000 for the years ended December 31, 2024 and 2023, respectively.

401(k) Plan

The 401(k) Plan provides for matching contributions by the Company in an amount equal to the lesser of 100% of the employee’s deferral or 6% of the U.S. employee’s qualifying compensation. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to the employees until withdrawn. Company matching contributions are tax deductible by the Company when made. In 2024, Company employees could elect to reduce their current compensation by up to the statutorily prescribed annual limit of $23,000 if under 50 years old and $30,500 if over 50 years old and to have those funds contributed to the 401(k) Plan. The Company made contributions of approximately $40,000 and $103,000 to the 401(k) Plan for the years ended December 31, 2024 and 2023, respectively.

14. Taxes

(Loss) income from continuing operations before taxes is comprised of the following components for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Domestic	$36	$(806)
Foreign	(12,030)	(24,745)
Loss from continuing operations before taxes	$(11,994)	$(25,551)

The benefit (provision) for income taxes from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2024	2023
Current – domestic	$(21)	$(2)
Current – foreign	803	2,998
Current – total	782	2,996
Deferred – domestic	—	—
Income tax benefit	$782	$2,996

The Company has incurred a taxable loss in each of the operating periods since incorporation. The income tax credits of $0.8 million and $3.0 million for the years ended December 31, 2024 and 2023, respectively, represent UK research and development (“R&D”) tax credits for expenditures in the United Kingdom.

A reconciliation of the (benefit) provision for income taxes from continuing operations with the amount computed by applying the statutory federal tax rate to loss from continuing operations before income taxes is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Loss from continuing operations before taxes	$(11,994)	$(25,551)
Income tax expense computed at statutory federal tax rate	(2,527)	(5,366)
Additional research and development tax relief	—	(5,409)
Loss surrendered to generate R&D credit	—	4,865
Change in valuation allowance	2,798	1,261
Other foreign items	(1,158)	809
Disallowed expenses and non-taxable income	35	782
Stock Compensation	30	62
Foreign items, including change in tax rates, and other	—	—
Other items	40	—
	$(782)	$(2,996)

Significant components of the Company’s deferred tax assets are shown below (in thousands):

	Year Ended December 31,
	2024	2023
Net operating loss and tax credit carryforwards	$59,417	$57,074
Depreciation, amortization and impairment of property and equipment	39	39
Stock options	250	210
Research and development credits	—	—
Right of use asset	(1)	(26)
Lease liability	1	26
Other	114	-
Total deferred tax assets	59,820	57,323
Valuation allowance for deferred tax assets	(59,820)	(57,323)
Net deferred tax assets	$—	$—

A valuation allowance has been established, as realization of such assets is uncertain. The Company’s management evaluated the positive and negative evidence bearing upon the realizability of its deferred assets, and has determined that, at present, the Company may not be able to recognize the benefits of the deferred tax assets under the more likely than not criteria. Accordingly, a valuation allowance of approximately $59.8 million has been established at December 31, 2024. The valuation allowance has increased by approximately $2.5 million in 2024.

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

As of December 31, 2024 and 2023, the Company has federal NOLs of $3.5 million and $3.8 million, respectively. The federal NOLs have an indefinite life. As of December 31, 2024 and 2023, the Company has state NOLs of $16.8 million and $17.3 million, respectively, which will begin to expire in 2028. As of December 31, 2024 and 2023, the Company had foreign NOLs of $230.0 million and $220.1 million, respectively. The Company’s foreign NOL’s do not expire under UK tax law however the use of these NOLs is restricted to an annual £5.0 million allowance in each standalone company or group and above this allowance, there will be a 50% restriction in the profits that can be covered by losses brought forward.

Management has evaluated all significant tax positions at December 31, 2024 and 2023 and concluded that there are no material uncertain tax positions. The Company would recognize both interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception.

Tax years 2020 - 2023 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United Kingdom and the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the United Kingdom’s H.M. Revenue & Customs, the Internal Revenue Service (“IRS”) or state tax authorities. The Company is currently not under examination by the IRS or any other jurisdictions for any tax years.

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

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (R&E) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period if incurred, and R&E expenses incurred outside the US must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities that are considered under IRC Section 41 (relating to the research tax credit). For the year ended December 31, 2024, the Company performed an analysis based on available guidance and determined that the company does not have any R&E expenses in the US. The company will continue to monitor this issue for future developments, but it does not expect R&E capitalization and amortization to require it to pay cash taxes now or in the near future.

15.   Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Years ended December 31,
	2024	2023
Numerator:
Net loss	$(11,212)	$(22,555)
Dividend on convertible exchangeable preferred shares	—	(201)
Net loss attributable to common shareholders	$(11,212)	$(22,756)

Denominator:
Weighted-average number of common shares used in loss per share – basic and diluted	5,355,379	850,815
Loss per share - basic and diluted	$(2.09)	$(26.75)

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

	December 31,	December 31,
	2024	2023
Stock options	118,489	142,796
Restricted Stock Units	39,414	34,498
6% convertible exchangeable preferred stock	3	6
Series A preferred stock	440	440
Series B preferred stock	—	39,667
Common stock warrants	28,123,778	635,550
Total shares excluded from calculation	28,282,124	852,957

16.  Geographic and Segment Information

Geographic information for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Revenue
United Kingdom	$43	$420
Total Revenue	$43	$420
Net loss
United States	$(37)	$(808)
United Kingdom	(11,175)	(21,747)
Total Net Loss	$(11,212)	$(22,555)

	December 31,
	2024	2023
Total Assets
United States	$3,285	$2,938
United Kingdom	809	5,867
Total Assets	$4,094	$8,805
Long Lived Assets, net
United States	$1	$—
United Kingdom	2	9
Total Long Lived Assets, net	$3	$9

The Company operates as a single segment engaged in the development of innovative cancer medicines based on cell cycle, transcriptional regulation and mitosis control biology. Consistent with our operational structure, our Chief Executive Officer (CEO), as the chief operating decision maker, makes resource allocation and business process decisions globally across our consolidated business. Managing and allocating resources at the consolidated level enables our CEO to assess the overall level of resources available and how to best deploy these resources across functions, and research and development projects in line with our overarching long-term corporate-wide strategic goals, rather than on a geographic or some other basis. Consistent with this decision-making process, our CEO considers consolidated net loss, which is our single segment’s principal measure of segment profit and loss, when evaluating performance and allocating company-wide resources.

Significant expenses are amounts that are regularly provided to our CEO and included in consolidated net loss, our primary measure of our single segment’s profit or loss. Our CEO regularly reviews reported consolidated revenues, significant expenses and consolidated net loss, in addition to forecasted revenues, significant expenses and net loss amounts for future periods.

A summary of our consolidated net loss for the years ended December 31, 2024 and 2023 is as follows, including the significant expenses provided to and regularly reviewed by our CEO:

	December 31,
	2024	2023
Revenues	$43	$420

Operating expenses:
Research and development	6,655	19,155
General and administrative	5,392	6,718
Total operating expenses	12,047	25,873

Operating loss	(12,004)	(25,453)

Total other income (expense), net	10	(98)
Loss before taxes	(11,994)	(25,551)

Income tax benefit	782	2,996

Net loss	$(11,212)	$(22,555)

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Disclosure Controls:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2024.

Pursuant to this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design safeguards into the process to reduce, though not eliminate, this risk.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

Based on this assessment, management determined that, as of December 31, 2024, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

(c) Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) during the fiscal year ended December 31, 2024 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rule 10b5-1 Trading Arrangements

During the year ended December 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by item 10 is incorporated herein by reference from our Proxy Statement, which will be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders.

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors, and employees, including our principal executive officer, principal financial officer, principal accounting officer, and controller, or persons performing similar functions, which is posted on our website. Our Code of Business Conduct and Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Conduct on our website. The information contained on, or accessible from, our website is not part of this Annual Report on Form 10-K by reference or otherwise.

Item 11.   Executive Compensation

The information required by item 11 is incorporated herein by reference from our Proxy Statement, which will be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by item 12 is incorporated herein by reference from our Proxy Statement, which will be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by item 13 is incorporated herein by reference from our Proxy Statement, which will be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders.

Item 14.   Principal Accountant Fees and Services

The information required by item 14 is incorporated herein by reference from our Proxy Statement, which will be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders.

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
2.1#

Agreement for the Sale and Purchase of Certain Assets dated March 10, 2025 by and between Cyclacel Pharmaceuticals, Inc., Cyclacel Limited, and with Carrie James and James Hopkirk, the liquidators of Cyclacel Limited (previously filed as Exhibit 2.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on March 14, 2025 and incorporated herein by reference).

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

3.11

Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock (previously filed as Exhibit 3.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 6, 2025 and incorporated herein by reference).

3.12

Certificate of Designation of Preferences, Rights and Limitations of Series D Preferred Stock (previously filed as Exhibit 3.2 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 6, 2025 and incorporated herein by reference).

3.13

Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock filed with the Secretary of State of the State of Delaware on February 10, 2025 (previously filed as Exhibit 3.2 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on February 12, 2025 and incorporated herein by reference).

3.14

Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on February 6, 2025 (previously filed as Exhibit 3.4 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on February 12, 2025 and incorporated herein by reference).

3.15

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cyclacel Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on February 10, 2025 (previously filed as Exhibit 3.5 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on February 12, 2025 and incorporated herein by reference).

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

4.12*	Description of Securities.
4.13	Form of Pre-Funded Warrant (previously filed as Exhibit 4.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 2, 2024 and incorporated herein by reference)
4.14	Form of Series A Warrant (previously filed as Exhibit 4.2 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 2, 2024 and incorporated herein by reference)
4.15	Form of Series B Warrant (previously filed as Exhibit 4.3 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 2, 2024 and incorporated herein by reference)

4.16	Form of Placement Agent Warrant (previously filed as Exhibit 4.4 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 2, 2024 and incorporated herein by reference)
4.17	Form of Series C Warrant (previously filed as Exhibit 4.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on November 15, 2024 and incorporated herein by reference).
4.18	Form of Series D Warrant (previously filed as Exhibit 4.2 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on November 15, 2024 and incorporated herein by reference).
4.19	Form of Placement Agent Warrant (previously filed as Exhibit 4.3 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on November 15, 2024 and incorporated herein by reference).
4.20	Form of Pre-Funded Warrant (previously filed as Exhibit 4.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 6, 2025 and incorporated herein by reference).
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

10.13*

Securities Purchase Agreement, dated as of April 30, 2024, between the Company and the purchaser named therein (previously filed as Exhibit 10.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 2, 2024 and incorporated herein by reference).

10.14

Form of Registration Rights Agreement, dated as of April 30, 2024, between the Company and the purchaser named therein (previously filed as Exhibit 10.2 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 2, 2024 and incorporated herein by reference).

10.15

Warrant Exercise and Reload Agreement, dated November 13, 2024 (previously filed as Exhibit 10.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on November 15, 2024 and incorporated herein by reference).

10.16

Securities Purchase Agreement, dated as of January 2, 2025, by and between the Company and David Lazar (previously filed as Exhibit 10.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 6, 2025 and incorporated herein by reference).

10.17

Form of Director Settlement Agreement and Release (previously filed as Exhibit 10.2 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 6, 2025 and incorporated herein by reference).

10.18

Settlement and Release Agreement, dated as of January 2, 2025, by and between the Company and Spiro Rombotis (previously filed as Exhibit 10.3 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 6, 2025 and incorporated herein by reference).

10.19

Settlement and Release Agreement, dated as of January 2, 2025, by and between the Company and Paul McBarron (previously filed as Exhibit 10.4 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 6, 2025 and incorporated herein by reference).

10.20

Warrant Exchange Agreement, dated as of January 2, 2025, by and between the Holder and the Company (previously filed as Exhibit 10.5 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 6, 2025 and incorporated herein by reference).

10.21

Addendum to Securities Purchase Agreement, dated as of January 9, 2025, by and between the Company and David Lazar (previously filed as Exhibit 10.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 9, 2025 and incorporated herein by reference).

10.22

Securities Purchase Agreement, dated as of February 4, 2025, between the Company and David Lazar (previously filed as Exhibit 10.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on February 6, 2025 and incorporated herein by reference).

10.23

Amendment Agreement, dated as of February 4, 2025, between the Company and Armistice Capital Master Fund Ltd. (previously filed as Exhibit 10.2 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on February 6, 2025 and incorporated herein by reference).

10.24

Securities Purchase Agreement, dated as of February 5, 2025, between the Company and Helena Special Opportunities 1 Ltd. (previously filed as Exhibit 10.3 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on February 6, 2025 and incorporated herein by reference).

10.25

Lock-Up Addendum, dated February 20, 2025, by and between the Company and David Lazar (previously filed as Exhibit 10.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on February 24, 2025 and incorporated herein by reference).

10.26

Securities Purchase Agreement dated February 11, 2025 by and between David Elliot Lazar and Doris Wong Sing Ee (previously filed as Exhibit 10.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on February 27, 2025 and incorporated herein by reference).

10.27

Assignment and Assumption Agreement dated February 26, 2025 by and between David Elliot Lazar and Doris Wong Sing Ee (previously filed as Exhibit 10.2 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on February 27, 2025 and incorporated herein by reference).

10.28

Settlement and Release Agreement dated February 26, 2025 by and between Dr. Samuel Barker and the Company (previously filed as Exhibit 10.3 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on February 27, 2025 and incorporated herein by reference).

10.29

Assignment of Patent Rights Agreement dated March 10, 2025 by and between Cyclacel Pharmaceuticals, Inc., Cyclacel Limited, and with Carrie James and James Hopkirk, the liquidators of Cyclacel Limited (previously filed as Exhibit 10.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on March 14, 2025 and incorporated herein by reference).

21

Subsidiaries of Cyclacel Pharmaceuticals, Inc. (previously filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 26, 2014, and incorporated herein by reference).

19	Insider Trading Policy
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Datuk Dr. Doris Wong Sing Ee, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Kiu Cu Seng and David Lazar, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Datuk Dr. Doris Wong Sing Ee, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2**	Certification of Kiu Cu Seng and David Lazar, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

97.1*	Clawback Policy
101

The following materials from Cyclacel Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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

CYCLACEL PHARMACEUTICALS, INC.
Date: April 2, 2025	By:	/s/ Datuk Dr. Doris Wong Sing Ee
Datuk Dr. Doris Wong Sing Ee
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Datuk Dr. Doris Wong Sing Ee	Chief Executive Officer,	April 2, 2025
Datuk Dr. Doris Wong Sing Ee	(Principal Executive Officer) and Director

/s/ Kiu Cu Seng	Chief Financial Officer & Secretary,	April 2, 2025
Kiu Cu Seng	Co-Principal Financial Officer and Co-Principal
Accounting Officer, Director

/s/ Avraham Ben-Tzvi	Director	April 2, 2025
Avraham Ben-Tzvi

/s/ Kwang Fock Chong	Director	April 2, 2025
Kwang Fock Chong

/s/ David Lazar	Co-Principal Financial Officer and Co-Principal	April 2, 2025
David Lazar	Accounting Officer

/s/ David Natan	Director	April 2, 2025
David Natan