Form 10-Q
period 2025-03-31
Cyclacel Pharmaceuticals, Inc.
filed 2025-05-14
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 11, 2025 there were 356,357,531 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION:
Item 1.	Financial Statements:	F-1
	Balance Sheets as of March 31, 2025 and December 31, 2025 (unaudited)	F-1
	Statements of Operations for the three months ended March 31, 2025 and the three months ended March 31, 2024 (unaudited)	F-2
	Consolidated Statements of Comprehensive Loss	F-3
	Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2025 and the three months ended March 31, 2024 (unaudited)	F-4
	Statements of Cash Flows for the three months ended March 31, 2025 and the three months ended March 31, 2024 (unaudited)	F-5
	Notes to Financial Statements (Unaudited)	F-6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	11
PART II - OTHER INFORMATION:
Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Mine Safety Disclosures	12
Item 5.	Other Information	12
Item 6.	Exhibits	12
SIGNATURE PAGE		13

2

Recent Developments

In December 2024, Cyclacel Pharmaceuticals, Inc., a Delaware corporation (the “Company”) announced that it was in the process of exploring and reviewing strategic alternatives on an expedited basis in order to preserve the Company’s cash, including a potential transaction with investor, David E. Lazar of Activist Investing, LLC (“Lazar”). The Company’s Board of Directors (the “Board”) reviewed a range of appropriate strategies to realize value from its assets. The Board directed management to reduce operating costs, which included the liquidation of the Company’s wholly-owned United Kingdom subsidiary, Cyclacel Limited (“Subsidiary”), while such alternatives were being explored. On January 2, 2025, the Company entered into a securities purchase agreement with Lazar, pursuant to which he agreed to purchase from the Company 1,000,000 shares of Series C Convertible Preferred Stock and 2,100,000 shares of Series D Convertible Preferred Stock of Cyclacel at a purchase price of $1.00 per share for aggregate gross proceeds of $3.1 million, subject to the terms and conditions of the securities purchase agreement (together, the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock are the “Securities”). The proceeds of the transaction were used to settle outstanding liabilities of the Company and other general corporate and operating purposes.

On February 11, 2025, investor Lazar, who was serving as the Company’s interim Chief Executive Officer and Secretary, entered into a securities purchase agreement (the “Purchase Agreement”) with an investor, Datuk Dr. Doris Wong Sing Ee (the “Investor”) pursuant to which the Investor agreed to purchase 1,000,000 shares of Series C Convertible Preferred Stock of the Company, and 1,745,262 of the 2,100,000 shares of Series D Convertible Preferred Stock of the Company, currently held by Lazar so that Purchaser would hold seventy percent (70%) of the fully diluted issued and outstanding shares of the Company. The Purchase Agreement closed on February 26, 2025 (the “Closing Date”). Additionally, the Investor succeeded to all of Lazar’s rights and interests under that certain securities purchase agreement between the Lazar and the Company dated January 2, 2025.

The Securities were convertible into shares of the common stock, par value $0.001 per share (the “Common Stock”) of the Company at the election of the Investor as follows: (i) the 1,000,000 shares of the Series C wee convertible into 2,650,000 shares of Common Stock, and (ii) 1,745,262 of the Series D were convertible into 191,978,820 shares of Common Stock. On the Closing Date, the Investor exercised the conversion rights related to the Series C and Series D shares into Common Stock in full resulting in the Investor owning 194,628,820 shares of Common Stock.

Historically, Cyclacel Limited has been a wholly owned subsidiary of the Company. The Company’s two ongoing clinical research programs were conducted through Cyclacel Limited and all intellectual property and rights to those programs were owned by that entity. On January 31, 2025, the creditors voluntary liquidation of Cyclacel Limited was announced in the London Gazette, one of the official public records of the government of the United Kingdom. Upon the commencement of the liquidation of the Cyclacel Limited, the Company lost operational and strategic control over the Cyclacel Limited and the financial results of Cyclacel Limited have been deconsolidated from Company as of January 31, 2025. On the date of deconsolidation, stockholders’ equity increased by approximately $5.0 million.

As part of the Company’s efforts to reduce operating costs it has determined to focus on the development of the plogosertib (“Plogo”) clinical program only. Accordingly, on March 10, 2025, the Company repurchased certain assets related to Plogo from Cyclacel Limited with the approval of the joint liquidator in exchange for approximately $0.3 million in cash. Fadraciclib, Cyclacel Limited’s other drug development program, is being marketed for sale by the joint liquidator . The Company has no plans at this time to repurchase any rights to or assets of the fadraciclib program.

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$3,450	$3,137
Prepaid expenses and other current assets	264	537
Total current assets	3,714	3,674
Property and equipment, net	1	3
Right-of-use lease asset	19	5
Non-current deposits	—	412
Total assets	$3,734	$4,094
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$114	$4,599
Accrued and other current liabilities	549	1,669
Total current liabilities	663	6,268
Lease liability	9	—
Total liabilities	672	6,268

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2025 and December 31, 2024; 6% Convertible Exchangeable preferred stock; 135,273 shares issued and outstanding at March 31, 2025 and December 31, 2024. Aggregate preference in liquidation of $1,717,967 as of March 31, 2025 and $1,697,676 as of December 31, 2024	—	—
Series A convertible preferred stock, $0.001 par value; 264 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Series B convertible preferred stock, $0.001 par value; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Series C convertible preferred stock, $0.001 par value; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Series D convertible preferred stock, $0.001 par value; 354,738 shares issued and outstanding at March 31, 2025 and 0 shares issued and outstanding at December 31, 2024	—	—
Series E convertible preferred stock, $0.001 par value; 1,000,000 shares issued and outstanding at March 31, 2025 and 0 shares issued and outstanding at December 31, 2024	1	—
Common stock, $0.001 par value; 250,000,000 shares authorized at March 31, 2025 and 100,000,000 shares authorized at December 31, 2024; 207,336,389 shares issued and outstanding at March 31, 2025 and 8,859,133 shares issued and outstanding at December 31, 2024	204	9
Additional paid-in capital	443,318	438,202
Accumulated other comprehensive loss	—	(891)
Accumulated deficit	(440,461)	(439,494)
Total stockholders’ equity (deficit)	3,062	(2,174)
Total liabilities and stockholders’ equity (deficit)	$3,734	$4,094

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Clinical trial supply	$—	$29
Revenues	$—	$29

Operating expenses:
Research and development	822	2,802
General and administrative	4,214	1,582
Total operating expenses	5,036	4,384
Operating loss	(5,036)	(4,355)
Other income (expense):
Foreign exchange gains (losses)	(8)	1
Interest income	6	2
Gain on deconsolidation of subsidiary	4,947	—
Other income, net	10	52
Total other income (expense), net	4,955	55
Loss before taxes	(81)	(4,300)
Income tax benefit	—	1,354
Net loss	(81)	(2,946)
Dividend on convertible exchangeable preferred shares	—	—
Net loss applicable to common shareholders	$(81)	$(2,946)
Basic and diluted earnings per common share:
Net loss per share – basic and diluted (common shareholders)	$(0.00)	$(2.27)

The accompanying notes are an integral part of these consolidated financial statements.

F-2

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net loss	$(81)	$(2,946)
Translation adjustment	2,385	2,140
Translation adjustment on deconsolidation of subsidiary	886	—
Unrealized foreign exchange loss on intercompany loans	(2,380)	(2,130)
Comprehensive loss	$810	$(2,936)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In $000s, except share amounts)

(Unaudited)

					Additional	Other		Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balances at December 31, 2023	454,537	$—	1,058,892	$1	$429,796	$(908)	$(428,282)	$607
Issue costs on issuance of common stock upon conversion of pre-funded warrants in underwritten offering	—	—	219,700	—	(80)	—	—	(80)
Series B Preferred stock conversions	(119,000)	—	39,667	—	—	—	—	—
Stock-based compensation	—	—	—	—	203	—	—	203
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(2,130)	—	(2,130)
Translation adjustment	—	—	—	—	—	2,140	—	2,140
Loss for the period	—	—	—	—	—	—	(2,946)	(2,946)
Balances at March 31, 2024	335,537	$—	1,318,259	$1	$429,919	$(898)	$(431,228)	$(2,206)

Balances at December 31, 2024	135,537	$—	8,859,133	$9	$438,202	$(891)	$(439,494)	$(2,174)
Issue costs on issuance of common stock, preferred stock and associated warrants on underwritten offering, net of expenses	—	—	—	—	(248)	—	—	(248)
Issue of Series C preferred stock in Securities Purchase Agreement	1,000,000	1	—	—	999	—	—	1,000
Series C Preferred stock conversions	(1,000,000)	(1)	2,650,000	3	(2)	—	—	—
Issue of Series D preferred stock in Securities Purchase Agreement	2,100,000	2	—	—	1,892	—	—	1,894
Series D Preferred stock conversions	(1,745,262)	(2)	191,978,820	192	(190)	—	—	—
Issue of Series D preferred stock in Securities Purchase Agreement	1,000,000	1	—	—	999	—	—	1,000
Warrant Exercise	—	—	3,666,485	—	—	—	—	—
Issue of common stock on Securities Purchase Agreement	—	—	181,951	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,666	—	—	1,666
Deconsolidation of Subsidiary	—	—	—	—	—	886	(886)	—
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(2,380)	—	(2,380)
Translation adjustment	—	—	—	—	—	2,385	—	2,385
Loss for the period	—	—	—	—	—	—	(81)	(81)
Balances at March 31, 2025	1,490,275	$1	207,336,389	$204	$443,318	$—	$(440,461)	$3,062

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Operating activities:
Net loss	$(81)	$(2,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	2
Stock-based compensation	1,666	203
Changes in lease liability	9	(16)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	658	2,020
Accounts payable, accrued and other current liabilities	(5,499)	254
Net cash used in operating activities	(3,247)	(483)
Investing activities:
Purchase of property, plant and equipment	—	—
Net cash used in investing activities	—	—
Financing activities:
Costs from issuing common stock and pre-funded warrants	(248)	(79)
Proceeds, net of issuance costs, from issuing common stock and pre-funded warrants, net	3,894	—
Net cash provided by (used) in financing activities	3,646	(79)

Effect of exchange rate changes on cash and cash equivalents	(86)	(18)
Net increase (decrease) in cash and cash equivalents	313	(580)
Cash and cash equivalents, beginning of period	3,137	3,378
Cash and cash equivalents, end of period	$3,450	$2,798
Supplemental cash flow information:
Cash received during the period for:
Interest	$9	$1
Research & development tax credits	$—	$2,925

Cash paid during the period for:
Interest	4	—
Taxes	$—	$2

Noncash financing activities:
Accrual of preferred stock dividends	$—	$—

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

On January 24, 2025, the Company’s wholly owned United Kingdom subsidiary Cyclacel Limited entered into a creditors voluntary liquidation. Upon the commencement of the liquidation of the Cyclacel Limited, the Company lost operational and strategic control over the Cyclacel Limited and the financial results of Cyclacel Limited have been deconsolidated from Company as of January 24, 2025. The deconsolidation of the subsidiary resulted in a gain on deconsolidation of approximately $5.0 million shown as other income within the income statement for the period.

Through March 31, 2025, substantially all efforts of the Company to date have been devoted to performing research and development, conducting clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of March 31, 2025, the consolidated statements of operations, comprehensive loss, and stockholders’ equity (deficit) for the three months ended March 31, 2025 and 2024 and the consolidated statements of cash flows for the three months ended March 31, 2025 and 2024, and all related disclosures contained in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2024 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2025. The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of March 31, 2025, and the results of operations, comprehensive loss, and changes in stockholders’ equity (deficit) for the three months ended March 31, 2025, and cash flows for the three months ended March 31, 2025, have been made. The interim results for three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other reporting period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2024 that are included in the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2025.

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

Based on the Company’s current operating plan, it is anticipated that cash and cash equivalents of $3.5 million as of March 31, 2025, will allow it to meet its liquidity requirements into the second quarter of 2025. The Company’s history of losses, negative cash flows from operations, liquidity resources currently on hand, and its dependence on the ability to obtain additional financing to fund its operations after the current resources are exhausted, about which there can be no certainty, have resulted in the assessment that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issuance date of these financial statements. While the Company has plans in place to mitigate this risk, which primarily consist of raising additional capital through equity financing or by entering into a strategic transaction, there is no guarantee that it will be successful in these mitigation efforts. In the event that we are not able to secure funding, we may be forced to curtail operations, delay or stop ongoing development activities, cease operations altogether, and/or file for bankruptcy.

On February 25, 2025, Nasdaq notified the Company that it has regained compliance with the equity requirement in Listing Rule 5550(b)(1) (the “Equity Rule”), as required by the Nasdaq Hearing Panel’s decision dated October 22, 2024. Following the Company’s regaining compliance with the Equity Rule, the Company will be subject to a Mandatory Panel Monitor for a period of one year from February 25, 2025 pursuant to Listing Rule 5815(d)(4)(B).

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.

Newly Adopted Accounting Pronouncements

On January 1, 2025, the Company adopted Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This standard requires all entities to include specified captions when reconciling the statutory income tax rate to the effective tax rate, on both a percentage and absolute dollar basis, in the annual financial statements. ASU 2023-09 also requires entities to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign for each annual reporting period, with separate disclosure of individual jurisdictions for which tax payments to, or receipts from, exceed a defined threshold. The company does not anticipate the adoption of ASU 2023-09 will require significant adjustments to the presentation of that information in the Company’s annual financial statements.

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

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the three months ended March 31, 2024. However, upon deconsolidation of the Company’s formerly wholly-owned subsidiary on January 24, 2025, $0.9 million of accumulated comprehensive income (loss) was reclassified into earnings as part of the gain on deconsolidation.

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

Through January 24, 2025, the assets and liabilities of the Company’s international subsidiary were translated from its functional currency into United States dollars at exchange rates prevailing at the balance sheet date. Average rates of exchange during the period are used to translate the statement of operations, while historical rates of exchange are used to translate any equity transactions. Translation adjustments arising on consolidation due to differences between average rates and balance sheet rates, as well as unrealized foreign exchange gains or losses arising from translation of intercompany loans for which settlement is not planned or anticipated in the foreseeable future and that are of a long-term-investment nature, were recorded in other comprehensive loss.

Leases

The Company accounts for lease contracts in accordance with ASC 842. As of March 31, 2025, the Company’s outstanding leases are classified as operating leases.

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

The Company recognizes a contract asset, when the value of satisfied (or part satisfied) performance obligations is in excess of the payment due to the Company, and deferred revenue when the amount of unconditional consideration is in excess of the value of satisfied (or part satisfied) performance obligations. Once the right to receive consideration is unconditional, that amount is presented as a receivable.

Grant revenue received from organizations that are not the Company’s customers, such as charitable foundations or government agencies, is presented as a reduction against the related research and development expenses.

3. Revenue

The Company recognized $0 revenue for the three months ended March 31, 2025 and $29,000 for the three months ended March 31, 2024. This revenue is related to recovery of clinical manufacturing costs associated with an investigator sponsored study managed by Cedars-Sinai Medical Center.

4. Net Loss per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the three months ended March 31, 2025 and 2024, as the result would be anti-dilutive:

	March 31,	March 31,
	2025	2024
Stock options	6,062,239	148,577
Restricted Stock Units	32,666	44,918
6% convertible exchangeable preferred stock	3	6
Series A preferred stock	440	440
Series D preferred stock	39,021,180	—
Series E preferred stock	110,000,000	—
Common stock warrants	24,457,293	635,550
Total shares excluded from calculation	179,573,821	829,491

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in $000s):

	March 31,	December 31,
	2025	2024
Prepayments	70	237
Other current assets	194	300
	$264	$537

6. Non-Current Assets

The Company had $0 non-current assets as of March 31, 2025 and $0.4 million as of December 31, 2024. The balance at December 31, 2024 primarily comprised of deposits held by a contract research organization in relation to the Company’s clinical trials.

7. Accrued and Other Liabilities

Accrued and other current liabilities consisted of the following (in $000s):

	March 31,	December 31,
	2025	2024
Accrued research and development	$—	$1,299
Accrued legal and professional fees	532	87
Other current liabilities	17	283
	$549	$1,669

8. Leases

The Company currently has an operating lease liability relating to its facilities in Kuala Lumpur, Malaysia. The Company terminated its lease agreement for its previous headquarters in Berkely Heights, New Jersey, effective January 31, 2025.

For the three months ended March 31, 2025 and 2024, the Company recognized operating lease expenses of $1,176 and $19,039 respectively, including $0 and $3,011 respectively relating to a short term lease for offices in Dundee, Scotland. Cash payments made during the three months ended March 31, 2025 and 2024 totaled $0 and $19,037, respectively, and were presented within cash outflows from operating activities. The remaining lease term as of March 31, 2025 is approximately 1.9 years for the Kuala Lumpur facility. The discount rate used by the Company in determining the lease liability was 12%.

Remaining lease payments for both facilities are as follows (in $000s):

2025	$8
2026	11
2027	3
Thereafter	—
Total future minimum lease obligation	$22

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three months ended March 31, 2025 and 2024 as shown in the following table (in $000s):

	Three Months Ended
	March 31,
	2025	2024
General and administrative	$1,592	$149
Research and development	74	54
Stock-based compensation costs	$1,666	$203

2018 Plan

In May 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), under which Cyclacel may make equity incentive grants to its officers, employees, directors and consultants. The 2018 Plan allows for various types of award grants, including stock options and restricted stock units.

On February 6, 2025, the Company’s stockholders approved an amendment to the 2018 Plan to reserve an additional 500,000 shares of Common Stock for issuance thereunder, which number would not be adjusted as a result of the Reverse Stock Split. As of March 31, 2025, the Company has reserved approximately 468,000 shares of the Company’s common stock under the 2018 Plan for future issuances.

Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant.

2020 Inducement Equity Incentive Plan

In October 2020, the Inducement Equity Incentive Plan (the “Inducement Plan”), became effective. Under the Inducement Plan, Cyclacel may make equity incentive grants to new senior level Employees (persons to whom the Company may issue securities without stockholder approval). The Inducement Plan allows for the issuance of up to 13,333 shares of the Company’s common stock (or the equivalent of such number). As of March 31, 2025, there were no shares issued under the Inducement Plan, leaving a remaining reserve of 13,333 shares.

Option Awards Granted Outside of the 2018 Plan and Inducement Plan

During February 2025, the Company issued stock option awards to employees and consultants outside of the 2018 Plan and the Inducement Plan. The shares underlying these options are not registered for resale. All of the options granted outside of the 2018 Plan and Inducement Plan vest immediately upon grant and can be exercised beginning three months from the recipient’s Termination Date through the expiry of the option awards, which is ten years from the grant date. The Termination Date is defined as the date on which an award recipient ceases to be an employee, director or consultant of the Company or of an Affiliate for any reason other than the death or disability, or termination of the recipient for cause.

Option Grants and Exercises

There were 5,956,366 options granted during the three months ended March 31, 2025. Of these awards, 256,366 were issued under the 2018 Plan and the rest were issued outside of the 2018 Plan and the Inducement Plan. Options granted during the three months ended March 31, 2025 had a grant date fair value ranging between $0.25 and $0.30 per option.

There were 12,500 options granted under the 2018 Plan during the three months ended March 31, 2024. These options had a grant date fair value of $1.77 per option.

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718 using the following assumptions:

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Expected term (years)	5 - 10	6
Risk free interest rate	4.060% – 4.250%	3.995%
Volatility	100% – 107%	93%
Expected dividend yield over expected term	0.00%	0.00%
Resulting weighted average grant date fair value	$0.29	$1.77

There were no stock options exercised during each of the three months ended March 31, 2025 and 2024, respectively. The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income.

Outstanding Options

A summary of the share option activity and related information is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price Per Share	Term (Years)	Value ($000)
Options outstanding at December 31, 2024	118,489	$44.41	7.20	$—
Granted	5,956,366	$0.29	—	$—
Exercised	—	$—	—	$—
Cancelled/forfeited	(12,615)	$9.33	—	$—
Options outstanding at March 31, 2025	6,062,240	$1.15	9.76	$—

Unvested at March 31, 2025	5,020	$8.73	—	$—
Vested and exercisable at March 31, 2025	6,057,220	$1.15	9.77	$—

Restricted Stock Units

No restricted stock units were issued during the three months ended March 31, 2025. The Company issued 12,500 restricted stock units during the three months ended March 31, 2024. These restricted stock units vested monthly over a six-month service period. These restricted stock units were valued at $2.28 at the date of grant, which was equivalent to the market price of a share of the Company’s common stock on that date.

A total of 17,127 restricted stock units were issued in January 2023. These units vest on the third anniversary of their date of grant, or earlier if certain defined clinical trial related performance targets are met. A three-year vesting assumption was applied to these restricted stock units as satisfaction of the performance conditions is not probable at this time. Each restricted stock unit was valued at $13.50 at the date of grant, which was equivalent to the market price of a share of the Company’s common stock on that date. As of March 31, 2025, all but 3,198 of the original awards granted have been forfeited due to the recipient’s termination of service with the Company. In the three months ended March 31, 2025, the Company reduced stock compensation cost, a component of selling general, and administrative expense, by approximately $61,000 as a result of forfeitures of these awards during that period.

Summarized information for restricted stock units as of March 31, 2025 is as follows:

		Weighted	Weighted
		Average	Average
	Restricted	Grant Date	Remaining
	Stock Units	Value per share	Term
Restricted Stock Units outstanding at December 31, 2024	39,414	$12.01	8.30 years
Granted	0	$0
Cancelled/forfeited	(6,748)	$13.75
Restricted Stock Units outstanding at March 31, 2025	32,666	$11.65	8.09 years

Unvested at March 31, 2025	3,198	$13.50	7.82 years

Vested at March 31, 2025	29,468	$11.45	8.12 years

10. Stockholders Equity

Common Stock Equity Offerings

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

Each of the instruments issued in the Offerings and the Insider Private Placement have been classified and recorded as part of shareholders’ equity (deficit). The amounts allocated to each issued security were based on their relative fair values, resulting in initial carrying values of the respective instruments as follows:

Allocated Amount
Common Shares	$258,000
Pre-Funded Warrants	$321,000
Regular Warrants	$470,000
Net Proceeds	$1,049,000

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

In determining the fair values of the Pre-Funded Warrants, Regular Warrants, and Placement Agent Warrants, the Company used a Black-Scholes Option Pricing model with the following assumptions:

	Pre-Funded Warrants	Regular Warrants	Placement Agent Warrants
Expected volatility	134%	96%	99%
Contractual/ expected term	1 month	7 years	5 years
Risk-free interest rate	5.53%	3.91%	3.89%
Expected dividend yield	0%	0%	0%

The fair value of the common shares was determined using the closing price of the Company’s common stock as of December 26, 2023, which is the date that the Offerings and the Insider Private Placement closed.

Warrants

November 2024 Warrants (As Amended)

As of March 31, 2025, warrants to purchase a total of 18,606,295 shares of common stock issued pursuant to a securities purchase agreement in a November 2024 financing transaction (the “November 2024 Warrant Exercise and Reload Agreement”) and as amended in a January 2, 2025 Warrant Exchange Agreement, remained outstanding. A total of 19,875,780 warrants were issued in pursuant to the November 2024 Warrant Exercise and Reload Agreement. This consisted of i) series C warrants to purchase up to 9,937,890 shares of common stock, exercisable immediately from the date of issuance for a period of five and a half years after the date of issuance, at an exercise price of $0.415 per warrant share, ii) series D warrants to purchase up to 9,937,890 shares of common stock, exercisable immediately from the date of issuance for a period of eighteen months after the date of issuance, at an exercise price of $0.415 per warrant share.

A total of 1,269,485 of these warrants were exercised during the three months ended March 31, 2025.

April 2024 Warrants

As of March 31, 2025, warrants to purchase a total of 7,664,082 shares of common stock issued pursuant to a securities purchase agreement in an April 2024 financing transaction (the “April 2024 Securities Purchase Agreement”) remained outstanding. A total of 15,059,972 warrants were issued in pursuant to the April 2024 Securities Purchase Agreement. This consisted of i) pre-funded warrants to purchase 4,823,945 of common stock, exercisable immediately from the date of issuance, and with no expiry date, at an exercise price of $0.0001 per warrant share, ii) series A warrants to purchase up to 4,968,945 shares of common stock, exercisable immediately from the date of issuance for a period of five and a half years after the date of issuance, at an exercise price of $1.36 per warrant share, iii) series B warrants to purchase up to 4,968,945 shares of common stock, exercisable immediately from the date of issuance for a period of eighteen months after the date of issuance, at an exercise price of $1.36 per warrant share. A further 298,137 warrants issued in a concurrent placement agency agreement, are exercisable immediately from the date of issuance for a period of five and a half years after the date of issuance, at an exercise price of $2.0125 per warrant share.

A total of 2,397,000 Series B warrants were exercised during the three months ended March 31, 2025.

December 2023 Warrants

As of March 31, 2025, warrants to purchase a total of 419,925 shares of common stock issued pursuant to a securities purchase agreement in a December 2023 financing transaction remained outstanding. A total of 396,156 warrants, including 7,956 warrants issued in a concurrent private placement, are exercisable immediately from the date of issuance for a period of seven years after the date of issuance, at an exercise price of $3.19 per warrant share. A further 23,769 warrants issued in a concurrent placement agency agreement, are exercisable immediately from the date of issuance for a period of five years after the date of issuance, at an exercise price of $4.14375 per warrant share.

There were no exercises of these warrants during the three months ended March 31, 2025 or March 31, 2024.

December 2020 Warrants

As of March 31, 2025, warrants to purchase 44,657 shares of common stock issued pursuant to a securities purchase agreement in a December 2020 financing transaction remained outstanding (the “December 2020 Securities Purchase Agreement”). Each warrant shall be exercisable beginning on the 12-month anniversary of the date of issuance for a period of five years after the date of issuance, at an exercise price of $61.95 per warrant share. The exercise price of the warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the warrants. The warrants may be exercised on a “cashless” basis.

There were no exercises of these warrants during the three months ended March 31, 2025 or March 31, 2024.

April 2020 Warrants

As of March 31, 2025, 119,333 warrants issued pursuant to a securities purchase agreement in connection with an April 2020 equity financing remained outstanding, each with an exercise price of $75.00. The common warrants are immediately exercisable and will expire on the fifth anniversary of the original issuance date. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Company’s common stock. The common warrants were issued separately from the common stock and were eligible for transfer immediately after issuance. A common warrant to purchase one share of common stock was issued for every share of common stock purchased in this offering.

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

There were no exercises of these warrants during the three months ended March 31, 2025 or March 31, 2024.

Preferred Stock

Series E Preferred Stock

A total of 1,000,000 shares of the Company’s Series E Preferred Stock were issued pursuant to a March 2025 Securities Purchase Agreement with certain accredited investors. The Company received proceeds of $1.0 million, net of issuance costs.

Each share of Series E Preferred Stock is convertible into 110 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). In no event will the Series E Preferred Stock be convertible into Common Stock in a manner that would result in each Investor or their transferees or their affiliates holding more than the lower of (i) the maximum percentage of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series E Preferred Stock that can be issued to the holder without requiring a vote of the stockholders of the Company under the rules and regulations of The Nasdaq Capital Market (“Nasdaq”); and (ii) 4.99% of the number of shares of Common Stock outstanding immediately before the original issue date (the “Series E Ownership Limitation”), prior to the date that the Company’s stockholders approve the issuance of shares of Common Stock to the Investors upon conversion of the Series E Preferred Stock.

Pursuant to the Purchase Agreement, the Company filed a certificate of designations (the “Series E Certificate of Designations”) with the Secretary of State of Delaware designating the rights, preferences and limitations of the shares of the Series E Preferred Stock on March 21, 2025. The Series E Certificate of Designations provides, in particular, that the Series E Preferred Stock will vote together with the Common Stock on an as-converted basis, subject to the Series E Ownership Limitation, subject further to adjustments for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions.

The holders of Series E Preferred Stock will be entitled to participate in any dividends made on shares of Common Stock (on an as-converted basis) if and when such dividends are declared. Upon any liquidation or sale of the Company or all or substantially all of its assets, the holders of the Series E Preferred Stock will be entitled to receive pari passu with the other holders of preferred stock, prior to and in preference to any distribution to holders of Common Stock, an amount equal to $1.00 per share, the stated value of the Series E Preferred Stock, then held by them plus any accrued but unpaid dividends. Thereafter, the remaining assets of the Company will be distributed to the holders of Common Stock until such holders receive a return of their capital originally contributed, and thereafter, any remaining assets will be distributed to all holders of Common Stock and preferred stock pro rata based on the number of shares held on an as-converted basis.

As of March 31, 2025, 1,000,000 shares of the Series E Preferred Stock remain issued and outstanding. The 1,000,000 shares of Series E Preferred Stock issued and outstanding at March 31, 2025, are convertible into 110,000,000 shares of common stock.

Series C and Series D Preferred Stock

A total of 1,000,000 shares of the Company’s Series C Preferred Stock and 2,100,000 shares of the Company’s Series D Preferred Stock were issued pursuant to a January 2025 Securities Purchase Agreement with David E. Lazar, pursuant to which he agreed to purchase from the Company 1,000,000 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and 2,100,000 shares of Series D Convertible Preferred Stock (the “Series D Preferred Stock” and, together with the Series C Preferred Stock, the “Preferred Stock”) of the Company at a purchase price of $1.00 per share for aggregate gross proceeds of $3.1 million, subject to the terms and conditions of the Purchase Agreement. The proceeds of the transaction were used to repay and settle outstanding liabilities of the Company and for other general corporate and operating purposes.

Each share of Series C Preferred Stock is convertible into 2.65 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), and each share of Series D Preferred Stock is convertible into 110 shares of Common Stock. In no event will the Series C Preferred Stock be convertible into Common Stock in a manner that would result in Mr. Lazar or his transferees or their affiliates holding more than the lower of (i) the maximum percentage of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Preferred Stock that can be issued to the holder without requiring a vote of the stockholders of the Company under the rules and regulations of The Nasdaq Stock Market (“Nasdaq”); and (ii) 5% of the number of shares of Common Stock outstanding immediately before the original issue date (the “Series C Ownership Limitation”), prior to the date that the Company’s stockholders approve the issuance of shares of Common Stock to Mr. Lazar upon conversion of the Preferred Stock.

In addition, prior to a Fundamental Transaction (as defined below), in no event will the Series D Preferred Stock be convertible into Common Stock in a manner that would result in Mr. Lazar or his transferees or their affiliates holding more than the lower of (i) the maximum percentage of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Preferred Stock that can be issued to the Holder without requiring a vote of the stockholders of the Company under the rules and regulations of Nasdaq; and, (ii) 49.99% of the number of shares of the Common Stock outstanding immediately before the original issue date (the “Series D Ownership Limitation”). The term “Fundamental Transaction,” means when (i) the Company effects any merger of the Company with or into another entity and the Company is not the surviving entity, (ii) any tender offer or exchange offer (whether by the Company or by another individual or entity, and approved by the Company) is completed pursuant to which holders of Common Stock are permitted to tender or exchange their shares of Common Stock for other securities, cash or property and the holders of at least 50% of the Common Stock accept such offer, or (iii) the Company effects any reclassification of the Common Stock or any compulsory share exchange pursuant to which the Common Stock is effectively converted into or exchanged for other securities, cash or property (other than as a result of a subdivision or combination of shares of Common Stock). The certificate of designations for each of the Series C Preferred Stock and Series D Preferred Stock further provide that even following a vote of the stockholders of the Company in accordance with the rules and regulations of the trading market on which the Common Stock trades on such date and applicable securities laws to approve the removal of the Series C Ownership Limitation, the Company shall not effect any conversion of the Preferred Stock, and a holder of the Preferred Stock shall not have the right to convert any portion of the Preferred Stock, to the extent that, after giving effect to the conversion, such holder (together with any other shares of Common Stock otherwise held by such holder(s) or their affiliates) would beneficially own the number of shares of Common Stock, which would be in excess of any statutory threshold pursuant to which the acquisition of such shares would trigger a compulsory offer requirement under applicable federal or state tender offer rules for the holder and its affiliates to make a tender offer for all the shares of the Company.

On February 24, 2025, all of the Series C preferred shares were converted in conjunction with the Purchase Agreement. As of March 31, 2025 there were no remaining shares of the Series C Preferred Stock.

On February 24, 2025, 1,745,262 of the Series D preferred shares were converted in conjunction with the Purchase Agreement. As of March 31, 2025, 354,738 shares of the Series D Preferred Stock remain issued and outstanding. The 354,738 shares of Series D Preferred Stock issued and outstanding at March 31, 2025, are convertible into 39,021,180 shares of common stock.

Series B Preferred Stock

A total of 237,745 shares of the Company’s Series B Preferred Stock were issued pursuant to a December 2020 Securities Purchase Agreement. Each share of Series B Preferred Stock was initially convertible into one third (1/3) share of common stock (the “Conversion Shares”), subject to adjustment in accordance with the Certificate of Designation.

During the year ended December 31, 2024, 119,000 shares of Series B Preferred Stock were converted, at the option of the holder, into 39,667 shares of common stock. As of March 31, 2025, there were no remaining shares of the Series B Preferred Stock.

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

As of March 31, 2025 and December 31, 2024, 264 shares of the Series A Preferred Stock remain issued and outstanding. The 264 shares of Series A Preferred Stock issued and outstanding at March 31, 2025, are convertible into 440 shares of common stock.

In the event of a liquidation, the holders of shares of the Series A Preferred Stock may participate on an as-converted-to-common-stock basis in any distribution of assets of the Company. The Company shall not pay any dividends on shares of common stock (other than dividends in the form of common stock) unless and until such time as dividends on each share of Series A Preferred Stock are paid on an as-converted basis. There is no restriction on the Company’s ability to repurchase shares of Series A Preferred Stock while there is an arrearage in the payment of dividends on such shares, and there are no sinking fund provisions applicable to Series A Preferred Stock.

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

6% Convertible Exchangeable Preferred Stock

As of March 31, 2025, there were 135,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (the “6% Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the 6% Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the 6% Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. The 6% Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends. As of March 31, 2024, there were no accrued and unpaid dividends.

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

11. Subsequent Events

Dividends on 6% Preferred Stock

On April 19, 2025, the board of directors of the Company declared a quarterly cash dividend on the Company’s 6% Convertible Exchangeable Preferred Stock scheduled for May 1, 2025. The cash dividend was paid on May 1, 2025, to Preferred Stock stockholders of record as of the close of business on April 29, 2025. The Board of Directors will continue to evaluate the payment of a quarterly cash dividend on a quarterly basis.

Preferred Stock Conversions

On April 2, 2025, all of the remaining 354,738 shares of the Company’s Series D Preferred Stock was converted into 39,021,180 shares of common stock.

On April 29, 2025, all of the 1,000,000 shares of the Company’s Series E Preferred Stock was converted into 110,000,000 shares of common stock.

Amendment to Amended and Restated Certificate of Incorporation

On April 25, 2025, after obtaining the approval of the Board of Directors and the Company’s majority stockholder, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from two hundred fifty million (250,000,000) to six hundred million (600,000,000). The amendment did not result in any changes to the issued and outstanding shares of the Company’s common stock, and only affects the number of shares that may be issued by the Company in the future.

Proposed Business Combination of FITTERS Diversified Berhad

On May 6, 2025, the Company entered into an Exchange Agreement with FITTERS Diversified Berhad (9318.KL; “FITTERS”), an investment holding company engaged, through its subsidiaries, in the business of the sale of fire safety materials, equipment and fire prevention systems, “Waste-To-Resource” services and real estate development and construction. Pursuant to the Exchange Agreement, all of the ordinary shares owned by FITTERS of FITTERS’ subsidiary, Fitters Sdn. Bhd., a Malaysia-based private limited company (“Fitters Sub”) shall be exchanged for common stock, par value $0.001, of the Company (the “Purchaser Stock”), and Fitters Sub shall be continuing as a wholly-owned subsidiary of the Company (the “Transaction”). As part of the Transaction, Cyclacel shall issue an amount of Purchaser Stock equal to 19.99% percent, which percentage may be subject to adjustment, of the issued and outstanding shares of Purchaser Stock as of the closing date to FITTERS. At the closing, it is expected that Cyclacel stockholders will own approximately 80.01% of the combined company. Cyclacel expects that at the closing of the Transaction, its common shares will continue to be listed on the Nasdaq Capital Market under a new ticker symbol and Cyclacel will be renamed Bio Green Med Solution, Inc. Among the termination rights, both Cyclacel and FITTERS have the right to terminate the Exchange Agreement if the closing date of the Transaction has not occurred on or before August 31, 2025. It is currently anticipated that at least one of the officers or directors of FITTERS or Fitters Sub will be appointed to Cyclacel.

The Transaction is subject to approval from Cyclacel stockholders and FITTERS shareholders. The Exchange Agreement has been unanimously approved by the Boards of Directors of each of Cyclacel, FITTERS and Fitters Sub.

Reverse Stock Split

On May 7, 2025, the Company filed an amendment to its Certificate of Incorporation (“Certificate of Amendment”) to implement a one-for-sixteen reverse stock split. The effective date of the Certificate of Amendment is May 12, 2025 (the “Effective Date”). The Company’s common stock began trading on a split-adjusted basis when the market opened on the Effective Date. The Board of Directors of the Company approved the amendment to the Company’s Certificate of Incorporation primarily to meet the share bid price requirements of The Nasdaq Capital Market. The Company’s stockholders approved the Certificate of Amendment at a special meeting of its stockholders held on February 6, 2025.

As a result of the reverse stock split, on the Effective Date, every sixteen shares of common stock then issued and outstanding automatically was combined into one share of common stock, with no change in par value per share. No fractional shares were outstanding following the reverse stock split, and any fractional shares that would have resulted from the reverse stock split have been (a) rounded up to the nearest whole number for any shareholder who would otherwise be entitled to receive one-half or more of a fractional split-adjusted share, and (b) rounded down to the nearest whole number for any shareholder who would otherwise be entitled to receive less than one-half of a fractional split-adjusted share.

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2024, as updated and supplemented by Part II, Item 1A, entitled “Risk Factors,” of our Quarterly Reports on Form 10-Q, and elsewhere in this report. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, “Cyclacel,” the “Company,” “we,” “us,” and “our” refer to Cyclacel Pharmaceuticals, Inc.

Overview

On January 24, 2025, the Company’s wholly owned United Kingdom subsidiary Cyclacel Limited entered into a creditors voluntary liquidation. Upon the commencement of the liquidation of the Cyclacel Limited, the Company lost operational and strategic control over the Cyclacel Limited and the financial results of Cyclacel Limited have been deconsolidated from Company as of January 24, 2025. The deconsolidation of the subsidiary resulted in a gain on deconsolidation of approximately $5.0 million shown as other income within the income statement for the period.

We are a clinical-stage biopharmaceutical company developing innovative cancer medicines based on cell cycle, transcriptional regulation, epigenetics and mitosis control biology. We reported revenue of $0 for the three months ended March 31, 2025, and revenues of $29,000 for the three months ended March 31, 2024. We do not expect to report a significant amount of revenue for the foreseeable future.

As part of the Company’s efforts to reduce operating costs it has determined to focus on the development of the plogosertib (“Plogo”) clinical program only. Accordingly, on March 10, 2025, the Company repurchased certain assets related to Plogo from Cyclacel Limited with the approval of the joint liquidator in exchange for approximately $0.3 million in cash. Fadraciclib, Cyclacel Limited’s other drug development program, is being marketed for sale by the joint liquidator . The Company has no plans at this time to repurchase any rights to or assets of the fadraciclib program.

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

Going Concern

For the three months ended March 31, 2025, we used net cash of $8.2 million to fund our operating activities. We have cash and cash equivalents of $3.5 million as of March 31, 2025, which will allow it to meet its liquidity requirements into the second quarter of 2025. However, there remains substantial doubt about our ability to continue as a going concern. We are currently investigating ways to raise additional capital through private equity financing or by entering into a strategic transaction. In the event that we are not able to secure funding, we may be forced to curtail operations, delay or stop ongoing development activities, cease operations altogether, and/or file for bankruptcy.

On February 25, 2025, Nasdaq notified the Company that it has regained compliance with the equity requirement in Listing Rule 5550(b)(1) (the “Equity Rule”), as required by the Nasdaq Hearing Panel’s decision dated October 22, 2024. As previously reported by the Company on Form 8-K, filed with the SEC on October 24, 2024, on October 15, 2024, the Company met with the Nasdaq Hearings Panel regarding its potential delisting from Nasdaq as a result of its non-compliance with the Equity Rule. On October 22, 2024, the Company received the Nasdaq Hearings Panel decision which granted the Company until December 24, 2024 to regain compliance with the Equity Rule. This date was subsequently extended to February 25, 2025. Following the Company’s regaining compliance with the Equity Rule, pursuant to the Nasdaq notice on February 25, 2025, the Company will be subject to a Mandatory Panel Monitor for a period of one year from February 25, 2025 pursuant to Listing Rule 5815(d)(4)(B).

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. This is because we have not generated any revenues and no revenues are anticipated for the foreseeable future. We cannot complete the development of plogo without obtaining additional financing. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our business plan.

As a result of the current difficult economic environment and our lack of funding to implement our business plan, our Board of Directors has begun to analyze strategic alternatives available to the Company to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

Although our Board of Directors’ preference would be to obtain additional funding to implement our business plan, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders. Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly listed company, thereby providing a transaction partner access to the public marketplace to raise capital, such as:

1. We plan to acquire and consolidate complimentary industrial assets. Typically, these assets are the core manufacturer and supplier of specific bulk commodity minerals and chemicals distributed to the global manufacturer industry. Our consolidation strategy is to assemble a portfolio of mature and value-add industrial commodities businesses to generate scalable enterprises with a large portfolio of products and services addressing a common and stable customer base. We believe that smaller, legacy-owned industrial companies will benefit from economies of scale and professional asset allocation. Our acquisition strategy seeks to capitalize on the price differential between public company and private company valuations, while also providing the platform to access capital markets and professional management oversight.

2. Our present intent is to identify and evaluate business opportunities that might prove to be a good match for the Company. We will not be able to develop any identified business opportunities without additional financing. Our board of directors and management are actively pursuing financing to maintain operations while we evaluate potential businesses. We will not restrict our consideration to any particular business or industry segment, and might consider, among others, finance, brokerage, insurance, transportation, communications, research and development, biotechnology, service, natural resources, manufacturing, or technology. Management recognizes that the Company’s inadequate financial resources limit the scope and number of suitable business venture candidates that might otherwise be available. The decision to participate in a specific business opportunity will be made upon management’s analysis of the quality of the other firm’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

3. In many instances, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. We will to some extent be dependent upon the management of a business opportunity to identify such problems and to implement or be primarily responsible for the implementation of, required changes. We will not acquire or merge with any company for which audited financial statements could not be obtained. Nonetheless, it may be anticipated that any opportunity in which we determine to participate would present certain risks to our shareholders. Risks might include the track record of management’s effectiveness, failures to establish a consistent market for products or services, development stage, or to realize profits. Many more of these risks may not be adequately identified prior to the selection of a specific opportunity, and our shareholders must, therefore, depend on the ability of management to identify and evaluate such risks as such become evident.

We may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another entity or may purchase the stock or assets of an existing business. In the event a merger or acquisition were to occur, our shareholders would in all likelihood hold a lesser percentage ownership interest in the Company following such merger or acquisition. The percentage ownership of existing shareholders may be subject to a significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant substantial dilutive effect on the percentage of shares held by the Company’s present shareholders.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of March 31, 2025 and 2024 (in $000s):

	March 31,
	2025	2024
Cash and cash equivalents	$3,450	$2,798
Working capital:
Current assets	$3,714	$4,835
Current liabilities	(663)	(8,350)
Total working capital deficit	$3,051	$(3,515)

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments and licensing revenue. We have incurred significant losses since our inception. As of March 31, 2025, we had an accumulated deficit of $440.5 million.

Cash Flows

Cash from operating, investing and financing activities for the three months ended March 31, 2025 and 2024 is summarized as follows (in $000s):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(3,247)	$(483)
Net cash used in investing activities	—	—
Net cash provided by financing activities	3,646	(79)

Operating activities

Net cash used in operating activities increased by $2.8 million, from $0.5 million for the three months ended March 31, 2024 to $3.2 million for the three months ended March 31, 2025. The increase in cash used by operating activities was primarily due toa change in working capital of $7.1 million as result of the change of control of the Company, and offset by decrease in net loss of $2.8 million and increase of $1.5 million of stock compensation expense.

Investing activities

Net cash used by investing activities was $0 for each of the three months ended March 31, 2025 and 2024.

Financing activities

Net cash provided by financing activities was $3.6 million for the three months ended March 31, 2025 as a direct result of receiving approximately $3.6 million, net of expenses, from the issuance of preferred stock under a Securities Purchase Agreement following a change of control of the Company.

Net cash used in financing activities was $79,000 for the three months ended March 31, 2024 primarily due to dividend payment of approximately $50,000 to the holders of our 6% Preferred Stock.

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

Results of Operations

Three Months Ended March 31, 2025 and 2024

Revenues

We recognized $0 revenue for the three months ended March 31, 2025 and $29,000 for the three months ended March 31, 2024. This revenue is related to recovery of clinical manufacturing costs associated with an investigator sponsored study managed by Cedars-Sinai Medical Center.

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

The following table provides information with respect to our research and development expenditures for the three months ended March 31, 2025 and 2024 (in $000s except percentages):

	Three Months Ended
	March 31,		Difference
	2025	2024	$	%
Transcriptional Regulation (fadraciclib)	$389	$1,752	$(1,363)	(78)
Anti-mitotic (plogosertib)	360	963	(603)	(63)
Other research and development expenses	73	87	(14)	(16)
Total research and development expenses	$822	$2,802	$(1,980)	(71)

Total research and development expenses represented 16% and 64% of our operating expenses for the three months ended March 31, 2025 and 2024 respectively.

Research and development expenses decreased by $2.0 million from $2.8 million for the three months ended March 31, 2024 to $0.8 million for the three months ended March 31, 2025. Expenditure for the transcriptional regulation program ceased as a result of the Company’s UK subsidiary, Cyclacel Limited, being liquidated on January 24, 2025. Research and development expenses relating to plogosertib decreased by $0.6 million relative to the respective comparative period whilst we continue to explore and develop an alternative salt, oral formulation with improved bioavailability.

The future

Following the liquidation of the UK Subsidiary, and therefore the loss of ownership of our transcriptional regulation program, we anticipate that overall research and development expenses for the year ended December 31, 2025 will decrease significantly compared to the year ended December 31, 2024 as we focus only on the development of anti-mitotic program.

General and Administrative Expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three months ended March 31, 2025 and 2024 (in $000s except percentages):

	Three Months Ended
	March 31,		Difference
	2025	2024	$	%
Total general and administrative expenses	$4,214	$1,582	$2,632	166

Total general and administrative expenses represented 84% and 36% of our operating expenses for the three months ended March 31, 2025 and 2024 respectively.

General and administrative expenses increased by approximately $2.6 million from $1.6 million for the three months ended March 31, 2024 to $4.2 million for the three months ended March 31, 2025, due to several one-time costs associated with the change of control of the Company; primarily stock compensation expense of $1.4 million, D&O insurance costs of $0.7 million, compensation expense of $0.3 million and legal costs of $0.1 million.

The future

We expect general and administrative expenditures for the year ended December 31, 2025 to be broadly in line with our expenditures for the year ended December 31, 2024, as the Company begins to stabilize following a change of control.

Other (expense) income, net

The following table summarizes other (expense) income, net for the three months ended March 31, 2025 and 2024 (in $000 except percentages):

	Three Months Ended
	March 31,		Difference
	2025	2024	$	%
Foreign exchange losses	$(8)	$1	$(9)	(900)
Interest income	6	2	4	200
Gain on deconsolidation of subsidiary	4,947	-	4,947	-
Other income, net	10	52	(42)	(81)
Total other income (expense), net	$4,955	55	$4,900	8,909

Total other income increased by $4.9 million from $55,000 for the three months ended March 31, 2024 to $5.0 million for the three months ended March 31, 2025. The liquidation of our formerly wholly owned subsidiary and the subsequent deconsolidation thereof in January 2025 resulted in a $5.0 million gain on deconsolidation. Other income for the three months ended March 31, 2025 relates to royalties receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by us in March 2006) sold certain assets and intellectual property to ThermoFisher Scientific Company, or TSC (formerly Invitrogen Corporation) through the APA and other related agreements. The assets and technology were not part of our product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, we presented $0 and $52,000 as other income arising from royalties from the APA during each of the three months ended March 31, 2025 and 2024 respectively.

Foreign exchange gains (losses)

Foreign exchange losses increased by $9,000, from a gain of $1,000 for the three months ended March 31, 2024, to a loss of $8,000 for the three months ended March 31, 2025.

The future

Other income (expense), net for the year ended December 31, 2025, will continue to be impacted by changes in the receipt of income under the APA. As we are not in control of sales made by TSC, we are unable to estimate the level and timing of income under the APA, if any.

As a result of the liquidation of the UK subsidiary in January 2025, the intercompany loans have been forgiven. The accumulated translation adjustments previously recorded in other comprehensive income within equity have been reclassified from accumulated other comprehensive income and recorded as part of the gain/loss from deconsolidation of the subsidiary. Foreign exchange gains and losses relating to ordinary operating expenditure, which is expected to be settled in the foreseeable future, will be recognized within the statement of operations.

Income Tax Benefit

Credit is taken for research and development tax credits, which are claimed from the United Kingdom’s revenue and customs authority, or HMRC, in respect of qualifying research and development costs incurred.

The following table summarizes total income tax benefit for the three months ended March 31, 2025 and 2024 (in $000s except percentages):

	Three Months Ended
	March 31,		Difference
	2025	2024	$	%
Total income tax benefit	$—	$1,354	$(1,354)	(100)

The total income tax benefit, which comprised of research and development tax credits recoverable was $1.4 million, during the three months ended March 31, 2024 to $0 for the three months ended March 31, 2025, following the liquidation of the UK Subsidiary and the subsequent loss of eligibility for recoverable tax credits as a result thereof. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year and the availability of trading losses.

The future

Following the liquidation of the UK Subsidiary, we are no longer eligible to receive United Kingdom research and development tax credits for the year ending December 31, 2025

Critical Accounting Policies and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2024 and Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies during the three months ended March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide information in response to this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of March 31, 2025, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Other than the hiring of a new chief financial officer, there were no changes in internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number		Description
31.1*		Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

104		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

	*	Filed herewith.
	#	Management contract or compensatory plans or agreements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: May 14, 2025	By:	/s/ Datuk Dr. Doris Wong
Datuk Dr. Doris Wong
Chief Executive Officer and Executive Director

