Form 10-Q
period 2025-06-30
Cyclacel Pharmaceuticals, Inc.
filed 2025-08-14
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, there were 2,238,984 shares of the registrant’s common stock outstanding.

CYCLACEL PHARMACEUTICALS, INC.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION:
Item 1.	Financial Statements:	F-1
	Balance Sheets as of June 30, 2025 and December 31, 2024 (unaudited)	F-1
	Statements of Operations for the three and six months ended June 30, 2025 and the three and six months ended June 30, 2024 (unaudited)	F-2
	Consolidated Statements of Comprehensive Loss	F-3
	Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2025 and the three and six months ended June 30, 2024 (unaudited)	F-4
	Statements of Cash Flows for the six months ended June 30, 2025 and the six months ended June 30, 2024 (unaudited)	F-5
	Notes to Financial Statements (Unaudited)	F-6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12
PART II - OTHER INFORMATION:
Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Mine Safety Disclosures	13
Item 5.	Other Information	13
Item 6.	Exhibits	13
SIGNATURE PAGE		14

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

On February 11, 2025, investor Lazar, who was serving as the Company’s interim Chief Executive Officer and Secretary, entered into a securities purchase agreement (the “Purchase Agreement”) with an investor, Datuk Dr. Doris Wong Sing Ee (the “Investor”) pursuant to which the Investor agreed to purchase 1,000,000 shares of Series C Convertible Preferred Stock of the Company, and 1,745,262 of the 2,100,000 shares of Series D Convertible Preferred Stock of the Company, currently held by Lazar, so that Purchaser would hold seventy percent (70%) of the fully diluted issued and outstanding shares of the Company. The Purchase Agreement closed on February 26, 2025 (the “Closing Date”). Additionally, the Investor succeeded to all of Lazar’s rights and interests under that certain securities purchase agreement between the Lazar and the Company dated January 2, 2025.

The Securities were convertible into shares of the common stock, par value $0.001 per share (the “Common Stock”) of the Company at the election of the Investor as follows: (i) the 1,000,000 shares of the Series C were convertible into 11,041 shares of Common Stock, and (ii) 1,745,262 of the Series D were convertible into 799,911 shares of Common Stock. On the Closing Date, the Investor exercised the conversion rights related to the Series C and Series D shares into Common Stock in full resulting in the Investor owning 810,952 shares of Common Stock.

Historically, Cyclacel Limited has been a wholly owned subsidiary of the Company. The Company’s ongoing clinical research programs were conducted through Cyclacel Limited and all intellectual property and rights to those programs were owned by that entity. On January 31, 2025, the creditors voluntary liquidation of Cyclacel Limited was announced in the London Gazette, one of the official public records of the government of the United Kingdom. Upon the commencement of the liquidation of the Cyclacel Limited, the Company lost operational and strategic control over the Cyclacel Limited and the financial results of Cyclacel Limited have been deconsolidated from Company as of January 31, 2025. On the date of deconsolidation, stockholders’ equity increased by approximately $5.0 million.

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

On May 6, 2025, and as amended on July 7, 2025, the Company entered into an Exchange Agreement (collectively, the “Exchange Agreement”) with FITTERS Diversified Berhad (9318.KL; “FITTERS”), an investment holding company engaged, through its subsidiaries, in the business of the sale of fire safety materials, equipment and fire prevention systems, “Waste-To-Resource” services and real estate development and construction. Pursuant to the Exchange Agreement, all of the ordinary shares owned by FITTERS of its wholly-owned subsidiary, Fitters Sdn. Bhd., a Malaysia-based private limited company (“Fitters Sub”) shall be exchanged for common stock, par value $0.001, of the Company (the “Purchaser Stock”), and Fitters Sub shall be continuing as a wholly-owned subsidiary of the Company (the “Transaction”). As part of the Transaction, Cyclacel shall pay an amount of up to $1,000,000 in cash and issue an amount of Purchaser Stock equal to 19.99% percent, which cash consideration and percentage of Purchaser Stock is subject to adjustment, prior to the closing date. At the closing, it is expected that Cyclacel stockholders will own approximately 80.01% of the combined company. Cyclacel expects that at the closing of the Transaction, its common shares will continue to be listed on the Nasdaq Capital Market under a new ticker symbol and Cyclacel will be renamed Bio Green Med Solution, Inc. and expects to trade on The Nasdaq Stock Market under the symbol “BGMS.” Among the termination rights, both Cyclacel and FITTERS have the right to terminate the Exchange Agreement if the closing date of the Transaction has not occurred on or before September 30, 2025. It is currently anticipated that at least one of the officers or directors of FITTERS or Fitters Sub will be appointed to Cyclacel.

The Transaction is subject to approval from Cyclacel stockholders and FITTERS shareholders. The Exchange Agreement has been unanimously approved by the Boards of Directors of each of Cyclacel, FITTERS and Fitters Sub.

On May 12, 2025, the Company effected a one-for-sixteen reverse stock split of its common stock and subsequently on July 7, 2025, effected a further one-for-fifteen reverse stock split of its common stock. All share and per share data for all periods presented in the consolidated financial statements have been retrospectively adjusted to give effect to these reverse stock splits, consistent with the treatment followed by other public companies in similar circumstances.

On June 5, 2025, the Company incorporated a new fully owned subsidiary in the name of BIGM Capital SDN. BHD (“BIGM Capital”). BIGM Capital is incorporated as a private limited company and registered for business in Puchong, Selangor, in Malaysia. BIGM Capital has yet to commence trading.

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$4,275	$3,137
Prepaid expenses and other current assets	108	537
Total current assets	4,383	3,674
Property and equipment, net	1	3
Right-of-use lease asset	17	5
Non-current deposits	—	412
Total assets	$4,401	$4,094
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$221	$4,599
Accrued and other current liabilities	539	1,669
Total current liabilities	760	6,268
Lease liability	10	—
Total liabilities	770	6,268

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2025 and December 31, 2024; 6% Convertible Exchangeable preferred stock; 135,273 shares issued and outstanding at June 30, 2025 and 135,273 shares issued and outstanding at December 31, 2024. Aggregate preference in liquidation of $1,697,676 as of June 30, 2025 and $4,006,512 as of December 31, 2024	—	—
Series A convertible preferred stock, $0.001 par value; 264 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Series B convertible preferred stock, $0.001 par value; 0 shares issued and outstanding at June 30, 2025 and 0 shares issued and outstanding at December 31, 2024	—	—
Series C convertible preferred stock, $0.001 par value; 0 shares issued and outstanding at June 30, 2025 and 0 shares issued and outstanding at December 31, 2024	—	—
Series D convertible preferred stock, $0.001 par value; 0 shares issued and outstanding at June 30, 2025 and 0 shares issued and outstanding at December 31, 2024	—	—
Series E convertible preferred stock, $0.001 par value; 0 shares issued and outstanding at June 30, 2025 and 0 shares issued and outstanding at December 31, 2024	—	—
Series F convertible preferred stock, $0.001 par value; 3,000,000 shares issued and outstanding at June 30, 2025 and 0 shares issued and outstanding at December 31, 2024	3	—
Common stock, $0.001 par value; 600,000,000 shares authorized at June 30, 2025 and December 31, 2024; 1,583,965 shares issued and outstanding at June 30, 2025 and 36,913 shares issued and outstanding at December 31, 2024	2	—
Additional paid-in capital	445,405	438,211
Accumulated other comprehensive loss	—	(891)
Accumulated deficit	(441,779)	(439,494)
Total stockholders’ equity (deficit)	3,631	(2,174)
Total liabilities and stockholders’ equity (deficit)	$4,401	$4,094

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Clinical trial supply	$—	$4	—	33
Revenues	$—	$4	$—	$33

Operating expenses:
Research and development	68	2,023	890	4,825
General and administrative	1,249	1,625	5,463	3,207
Total operating expenses	1,317	3,648	6,353	8,032
Operating loss	(1,317)	(3,644)	(6,353)	(7,999)
Other expense:
Foreign exchange losses	(3)	3	(11)	4
Interest income	2	(28)	8	(26)
Gain on deconsolidation of subsidiary	—	—	4,947	—
Other income, net	2	—	12	52
Total other income (expense), net	1	(25)	4,956	30
Loss before taxes	(1,316)	(3,669)	(1,397)	(7,969)
Income tax benefit	(2)	412	(2)	1,766
Net loss	(1,318)	(3,257)	(1,399)	(6,203)
Dividend on convertible exchangeable preferred shares	(20)	—	(20)	—
Net loss applicable to common shareholders	$(1,338)	$(3,257)	$(1,419)	$(6,203)
Basic and diluted earnings per common share:
Net loss per share – basic and diluted (common shareholders)	$(0.98)	$(172.18)	$(1.62)	$(509.96)

The accompanying notes are an integral part of these consolidated financial statements.

F-2

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss	$(1,318)	$(3,257)	$(1,399)	$(6,203)
Translation adjustment	—	(521)	3,271	1,619
Unrealized foreign exchange gain (loss) on intercompany loans	—	504	(2,380)	(1,626)
Comprehensive loss	$(1,318)	$(3,274)	$(508)	$(6,210)

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In $000s, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balances at December 31, 2023	454,537	$—	4,412	$—	$429,797	$(908)	$(428,282)	$607
Issue costs on issuance of common stock upon conversion of pre-funded warrants in underwritten offering	—	—	915	—	(80)	—	—	(80)
Series B Preferred stock conversions	(119,000)	—	165	—	—	—	—	—
Stock-based compensation	—	—	—	—	203	—	—	203
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(2,130)	—	(2,130)
Translation adjustment	—	—	—	—	—	2,140	—	2,140
Loss for the period	—	—	—	—	—	—	(2,946)	(2,946)
Balances at March 31, 2024	335,537	$—	5,493	$—	$429,920	$(898)	$(431,228)	$(2,206)

Issue of common stock and pre-funded warrants in Securities Purchase Agreement In Private Placement, net of expenses	—	—	2,029	—	6,290	—	—	6,290
Stock-based compensation	—	—	—	—	189	—	—	189
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	504	—	504
Translation adjustment	—	—	—	—	—	(521)	—	(521)
Loss for the period	—	—	—	—	—	—	(3,257)	(3,257)
Balances at June 30, 2024	335,537	$—	7,522	$—	$436,399	$(915)	$(434,485)	$999

Balances at December 31, 2024	135,537	$—	36,913	$—	$438,211	$(891)	$(439,494)	$(2,174)
Issue costs on issuance of common stock, preferred stock and associated warrants on underwritten offering, net of expenses	—	—	—	—	(248)	—	—	(248)
Exercise of Pre-Funded Warrants	—	—	15,277	—	—	—	—	—
Issue of common stock on Securities Purchase Agreement	—	—	758	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,666	—	—	1,666
Issue of Series C preferred stock in Securities Purchase Agreement	1,000,000	1	—	—	999	—	—	1,000
Series C Preferred stock conversions	(1,000,000)	(1)	11,042	—	1	—	—	—
Issue of Series D preferred stock in Securities Purchase Agreement	2,100,000	2	—	—	1,892	—	—	1,894
Series D Preferred stock conversions	(1,745,262)	(2)	799,912	1	1	—	—	—
Issue of Series E preferred stock in Securities Purchase Agreement	1,000,000	1	—	—	999	—	—	1,000
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(2,380)	—	(2,380)
Translation adjustment	—	—	—	—	—	2,385	—	2,385
Deconsolidation of foreign operation and transfer of accumulated translation adjustments to net income (loss)	—	—	—	—	—	886	(886)	—
Loss for the period	—	—	—	—	—	—	(81)	(81)
Balances at March 31, 2025	1,490,275	$1	863,902	$1	$443,521	$—	$(440,461)	$3,062

Issue of common stock and pre-funded warrants in Securities Purchase Agreement In Private Placement, net of expenses	—	—	940	—	—	—	—	—
Issue costs on issuance of common stock, preferred stock and associated warrants on underwritten offering, net of expenses	—	—	—	—	21	—	—	21
Issue of Series F preferred stock in Securities Purchase Agreement	3,000,000	3	—	—	2,997	—	—	3,000
Series D Preferred stock conversions	(354,738)	—	162,588	—	—	—	—	—
Series E Preferred stock conversions	(1,000,000)	(1)	458,333	1	—	—	—	—
Exercise of Warrants	—	—	98,202	—	(1,100)	—	—	(1,100)
Stock-based compensation	—	—	—	—	7	—	—	7
Preferred stock dividends	—	—	—	—	(41)	—	—	(41)
Loss for the period	—	—	—	—	—	—	(1,318)	(1,318)
Balances at June 30, 2025	3,135,537	$3	1,583,965	$2	$445,405	$—	$(441,779)	$3,631

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Operating activities:
Net loss	$(1,399)	$(6,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	4
Stock-based compensation	1,673	392
Deconsolidation of subsidiary	4,947	—
Changes in lease liability	10	(32)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,544	3,196
Accounts payable, accrued and other current liabilities	(11,079)	(924)
Net cash used in operating activities	(4,303)	(3,567)
Investing activities:
Purchase of property, plant and equipment	—	—
Net cash used in investing activities	—	—
Financing activities:
Proceeds, net of issuance costs, from issuing common stock and pre-funded warrants, net	5,567	6,210
Proceeds from the exercise of stock options and warrants, net of issuance costs	—	—
Payment of preferred stock dividend	(41)	—
Net cash provided by (used) in financing activities	5,526	6,210

Effect of exchange rate changes on cash and cash equivalents	(85)	(21)
Net increase (decrease) in cash and cash equivalents	1,138	2,622
Cash and cash equivalents, beginning of period	3,137	3,378
Cash and cash equivalents, end of period	$4,275	$6,000
Supplemental cash flow information:
Cash received during the period for:
Interest	$12	$17
Research & development tax credits	$—	$3,715

Cash paid during the period for:
Interest	5	—
Taxes	$—	$2

Non cash financing activities:
Accrual of preferred stock dividends	$—	$—

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

On January 24, 2025, the Company’s wholly owned United Kingdom subsidiary, Cyclacel Limited, entered into a creditors voluntary liquidation. Upon the commencement of the liquidation of Cyclacel Limited, the Company lost operational and strategic control over Cyclacel Limited and the financial results of Cyclacel Limited have been deconsolidated from the Company as of January 24, 2025. The deconsolidation of the subsidiary resulted in a gain on deconsolidation of approximately $5.0 million shown as other income within the income statement for the period.

Through June 30, 2025, substantially all efforts of the Company to date have been devoted to performing research and development, preparing for clinical trials, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of June 30, 2025, the consolidated statements of operations, comprehensive loss, and stockholders’ equity (deficit) for the six months ended June 30, 2025 and 2024 and the consolidated statements of cash flows for six months ended June 30, 2025 and 2024, and all related disclosures contained in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2024 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2025. The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of June 30, 2025, and the results of operations, comprehensive loss, and changes in stockholders’ equity (deficit) for the six months ended June 30, 2025, and cash flows for the six months ended June 30, 2025, have been made. The interim results for six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other reporting period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2024 that are included in the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2025.

Reverse Stock Splits

On May 12, 2025, the Company completed a one-for-sixteen reverse stock split, which reduced the number of shares of the Company’s common stock that were issued and outstanding immediately prior to the effectiveness of the reverse stock split. On July 7, 2025, the Company completed a one-for-fifteen reverse stock split, which reduced the number of shares of the Company’s common stock that were issued and outstanding immediately prior to the effectiveness of the reverse stock split. The number of shares of the Company’s authorized common stock was not affected by the reverse stock splits and the par value of Cyclacel’s common stock remained unchanged at $0.001 per share. The May 12, 2025 reverse stock split reduced the number of shares of the Company’s common stock that were outstanding at May 12, 2025 from 365,357,525 to 22,272,344, after the cancellation of fractional shares. The July 7, 2025 reverse stock split reduced the number of shares of the Company’s common stock that were outstanding at July 7, 2025 from 23,759,475 to 1,583,965, after the cancellation of fractional shares. No fractional shares were issued in connection with the reverse stock splits. Stockholders who otherwise held fractional shares of the Company’s common stock as a result of the reverse stock split received a cash payment in lieu of such fractional shares. All amounts related to number of shares and per share amounts have been retroactively restated in these consolidated financial statements.

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

Based on the Company’s current operating plan, it is anticipated that cash and cash equivalents of $4.3 million as of June 30, 2025, will allow it to meet its liquidity requirements into the fourth quarter of 2025. The Company’s history of losses, negative cash flows from operations, liquidity resources currently on hand, and its dependence on the ability to obtain additional financing to fund its operations after the current resources are exhausted, about which there can be no certainty, have resulted in the assessment that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issuance date of these financial statements. While the Company has plans in place to mitigate this risk, which primarily consist of raising additional capital through equity financing or by entering into a strategic transaction, there is no guarantee that it will be successful in these mitigation efforts. In the event that we are not able to secure funding, we may be forced to curtail operations, delay or stop ongoing development activities, cease operations altogether, and/or file for bankruptcy.

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

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the three and six months ended June 30, 2025 and 2024 except that upon deconsolidation of the Company’s formerly wholly-owned subsidiary on January 24, 2025, $0.9 million of accumulated comprehensive income (loss) was reclassified into earnings as part of the gain on deconsolidation.

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

Leases

The Company accounts for lease contracts in accordance with ASC 842. As of June 30, 2025, the Company’s outstanding leases are classified as operating leases.

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

3. Revenue

The Company recognized $0 revenue for the three and six months ended June 30, 2025 and $4,000 and $33,000 of revenue for the three and six months ended June 30, 2024. This revenue is related to recovery of clinical manufacturing costs associated with an investigator sponsored study managed by Cedars-Sinai Medical Center.

4. Net Loss per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the six months ended June 30, 2025 and 2024, as the result would be anti-dilutive:

	June 30,	June 30,
	2025	2024
Stock options	25,106	549
Restricted Stock Units	10	171
Series A preferred stock	2	2
Series F preferred stock	654,000	—
Common stock warrants	1,965,178	45,298
Total shares excluded from calculation	2,644,296	46,020

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in $000s):

	June 30,	December 31,
	2025	2024
Prepayments and VAT receivable	50	237
Other current assets	58	300
	$108	$537

6. Non-Current Assets

The Company had $0 non-current assets as of June 30, 2025 and $0.4 million as of December 31, 2024. The balance at December 31, 2024 primarily comprised of deposits held by a contract research organization in relation to the Company’s clinical trials.

7. Accrued and Other Liabilities

Accrued and other current liabilities consisted of the following (in $000s):

	June 30,	December 31,
	2025	2024
Accrued research and development	$1	$1,299
Accrued legal and professional fees	500	87
Other current liabilities	38	283
	$539	$1,669

8. Leases

The Company currently has an operating lease liability relating to its facilities in Kuala Lumpur, Malaysia. The Company terminated its lease agreement for its previous headquarters in Berkely Heights, New Jersey, effective January 31, 2025.

For the six months ended June 30, 2025 and 2024, the Company recognized operating lease expenses of $3,790 and $38,062 respectively, including $0 and $6,008 respectively relating to a short term lease for offices in Dundee, Scotland. Cash payments made during the six months ended June 30, 2025 and 2024 totaled $3,790 and $38,058, respectively, and were presented within cash outflows from operating activities. The remaining lease term as of June 30, 2025 is approximately 1.7 years for the Kuala Lumpur facility. The discount rate used by the Company in determining the lease liability was 12%.

Remaining lease payments for both facilities are as follows (in $000s):

2025	$6
2026	11
2027	3
Thereafter	—
Total future minimum lease obligation	$20

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three and six months ended June 30, 2025 and 2024 as shown in the following table (in $000s):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
General and administrative	$2	$168	$1,595	$321
Research and development	5	$21	78	71
Stock-based compensation costs	$7	$189	$1,673	$392

2018 Plan

In May 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), under which Cyclacel may make equity incentive grants to its officers, employees, directors and consultants. The 2018 Plan allows for various types of award grants, including stock options and restricted stock units.

On February 6, 2025, the Company’s stockholders approved an amendment to the 2018 Plan to reserve an additional 500,000 shares of Common Stock for issuance thereunder, which number would not be adjusted as a result of any Reverse Stock Split. On June 30, 2025, the Company’s stockholders approved another amendment to the 2018 Plan to reserve an additional 285,466 shares (as adjusted for the July 2025 Reverse Stock Split) of Common Stock for issuance thereunder. As of June 30, 2025, the Company has reserved approximately 785,411 shares of the Company’s common stock under the 2018 Plan for future issuances.

Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant. Certain awards, though, vest immediately upon grant, including those granted in 2025, as discussed in further detail below.

2020 Inducement Equity Incentive Plan

In October 2020, the Inducement Equity Incentive Plan (the “Inducement Plan”), became effective. Under the Inducement Plan, Cyclacel may make equity incentive grants to new senior level Employees (persons to whom the Company may issue securities without stockholder approval). The Inducement Plan allows for the issuance of up to 55 shares of the Company’s common stock (or the equivalent of such number). As of June 30, 2025, there were 0 shares issued under the Inducement Plan, leaving a remaining reserve of 55 shares.

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

Option Grants and Exercises

There were 24,812 options granted during the six months ended June 30, 2025. Of these awards, 1,066 were issued under the 2018 Plan and the rest were issued outside of the 2018 Plan and the Inducement Plan. Options granted during the six months ended June 30, 2025 had a grant date fair value ranging between $60.86 and $72.38 per option.

There were 52 options granted under the 2018 Plan during the six months ended June 30, 2024. These options had a grant date fair value of $424.80 per option.

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718 using the following assumptions:

	Six months ended	Six months ended
	June 30, 2025	June 30, 2024
Expected term (years)	5 - 10	6
Risk free interest rate	4.060% – 4.250%	3.995%
Volatility	100% – 107%	93%
Expected dividend yield over expected term	0.00%	0.00%
Resulting weighted average grant date fair value	$70.79	$424.80

There were no stock options exercised during each of the six months ended June 30, 2025 and 2024, respectively. The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income.

Outstanding Options

A summary of the share option activity and related information is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic
	Outstanding	Per Share	Term (Years)	Value ($000)
Options outstanding at December 31, 2024	494	$10,658.40	7.20	$—
Granted	24,812	$78.92	—	$—
Exercised	—	$—	—	$—
Cancelled/forfeited	(200)	$3,950.49	—	$—
Options outstanding at June 30, 2025	25,106	$211.19	9.57	$4,142

Unvested at June 30, 2025	20	$2,094.84	8.00	$—
Vested and exercisable at June 30, 2025	25,086	$209.69	9.57	$4,142

Restricted Stock Units

There were no restricted stock units issued during the six months ended June 30, 2025. The Company issued 52 restricted stock units during the six months ended June 30, 2024. These restricted stock units vested monthly over a six-month (6) service period. These restricted stock units were valued at $547.20 at the date of grant, which was equivalent to the market price of a share of the Company’s common stock on that date.

Seventy-one restricted stock units were issued in January 2023. These units vest on the third anniversary of their date of grant, or earlier if certain defined clinical trial related performance targets are met. A three-year vesting assumption was applied to these restricted stock units as satisfaction of the performance conditions is not probable at this time. Each restricted stock unit was valued at $3,240.00 at the date of grant, which was equivalent to the market price of a share of the Company’s common stock on that date. As of June 30, 2025, all but 9 of the original awards granted have been forfeited due to the recipient’s termination of service with the Company. In the six months ended June 30, 2025, the Company reduced stock compensation cost, a component of selling general, and administrative expense, by approximately $61,000 as a result of forfeitures of these awards during that period.

The July 2025 Reverse Stock Split resulted in the effective cancellation of certain previously issued and outstanding restricted stock units. In the quarter ended June 30, 2025, the Company accelerated the recognition of any remaining unrecognized compensation expense upon the impending cancellation of those awards. This resulted in an approximately $1,000 charge during the quarter.

Summarized information for restricted stock units as of June 30, 2025 is as follows:

		Weighted	Weighted
	Restricted	Average	Average
	Stock Units	Grant Date	Remaining
	Outstanding	Value Per Share	Term

Unvested at June 30, 2025	10	$3,240.00	7.59 years

Vested at June 30, 2025	—	$-	-
Restricted Stock Units outstanding at June 30, 2025	10	$3,240.00	7.59 years

10. Stockholders’ Equity

Common Stock Equity Offerings

On June 20, 2025, Cyclacel Pharmaceuticals, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Investors agreed to purchase from the Company an aggregate of 3,000,000 shares of Series F Convertible Preferred Stock (the “Series F Preferred Stock”) of the Company at a purchase price of $1.00 per share for aggregate gross proceeds of $3,000,000, subject to the terms and conditions of the Purchase Agreement. In connection with the transaction, the Company issued a series A common stock purchase warrant, series B common stock purchase warrant and series C common stock purchase warrant to each Investor (collectively, the “Warrants”). The proceeds of the transaction will be used for general corporate and operating purposes.

The Investors agreed to invest a total of $3,000,000 at the closing of the transactions under the Purchase Agreement in exchange for an aggregate of 3,000,000 shares of Series F Preferred Stock and 1,962,000 Warrants, which occurred on or about June 20, 2025 (the “Closing”).

Each share of Series F Preferred Stock is convertible into 0.218 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). In no event will the Series F Preferred Stock be convertible into Common Stock in a manner that would result in each Investor or their transferees or their affiliates holding more than the lower of (i) the maximum percentage of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series F Preferred Stock that can be issued to the holder without requiring a vote of the stockholders of the Company under the rules and regulations of The Nasdaq Capital Market (“Nasdaq”); and (ii) 4.99% of the number of shares of Common Stock outstanding immediately before the original issue date (the “Series F Ownership Limitation”), prior to the date that the Company’s stockholders approve the issuance of shares of Common Stock to the Investors upon conversion of the Series F Preferred Stock.

The series A common stock purchase warrants entitle each Investor to purchase 218,000 shares of Common Stock of the Company at an exercise price of $7.65 per share with an expiration date five years from the date of issuance. The series B common stock purchase warrants entitle each Investor to purchase 218,000 shares of Common Stock of the Company at an exercise price of $9.00 per share with an expiration date five years from the date of issuance. The series C common stock purchase warrants entitle each Investor to purchase 218,000 shares of Common Stock of the Company at an exercise price of $10.20 per share with an expiration date five years from the date of issuance.

Pursuant to the Purchase Agreement, the Company filed a certificate of designations (the “Series F Certificate of Designations”) with the Secretary of State of Delaware designating the rights, preferences and limitations of the shares of the Series F Preferred Stock on June 20, 2025. The Series F Certificate of Designations provides, in particular, that the Series F Preferred Stock will vote together with the Common Stock on an as-converted basis, subject to the Series F Ownership Limitation, subject further to adjustments for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions.

The holders of Series F Preferred Stock will be entitled to participate in any dividends made on shares of Common Stock (on an as-converted basis) if and when such dividends are declared. Upon any liquidation or sale of the Company or all or substantially all of its assets, the holders of the Series F Preferred Stock will be entitled to receive pari passu with the other holders of preferred stock, prior to and in preference to any distribution to holders of Common Stock, an amount equal to $1.00 per share, the stated value of the Series F Preferred Stock, then held by them plus any accrued but unpaid dividends. Thereafter, the remaining assets of the Company will be distributed to the holders of Common Stock until such holders receive a return of their capital originally contributed, and thereafter, any remaining assets will be distributed to all holders of Common Stock and preferred stock pro rata based on the number of shares held on an as-converted basis.

April 2024 Securities Purchase Agreement

On April 30, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”) for the issuance and sale in a private placement (the “Private Placement”) of (i) 604 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to 20,100 shares of common stock (the “Pre-Funded Warrants”), (iii) series A warrants to purchase up to 20,704 shares of common stock (the “Series A Warrants”), and (iv) series B warrants to purchase up to 20,704 shares of common stock (the “Series B Warrants” and together with the Series A Warrants, the “Common Warrants”). The purchase price of each share of common stock and associated Common Warrants was $386.40 and the purchase price of each Pre-Funded Warrant and associated Common Warrants was $386.376.

The Common Warrants are exercisable immediately upon issuance at an exercise price of $326.40 per share. The Series A Warrants will expire five and one-half (5.5) from the date of issuance and the Series B Warrants will expire eighteen months from the date of issuance. The Pre-Funded Warrants are exercisable immediately upon issuance at an exercise price of $0.024 per share and may be exercised at any time until the Pre-Funded Warrants are exercised in full. A holder of Pre-Funded Warrants or Common Warrants (together with its affiliates) may not exercise any portion of such warrants to the extent that the holder would own more than 4.99% (or, at the election of the holder 9.99%) of the Company’s outstanding common stock immediately after exercise.

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

H.C. Wainwright & Co., LLC (“Wainwright”) acted as the Company’s exclusive placement agent in connection with the Private Placement, pursuant to that certain engagement letter, dated as of April 29, 2024, between the Company and Wainwright (as amended, the “Engagement Letter”). Pursuant to the Engagement Letter, the Company paid Wainwright (i) a cash fee equal to 7.0% of the aggregate gross proceeds of the Private Placement and (ii) a management fee of 1.0% of the aggregate gross proceeds of the Private Placement. In addition, the Company agreed to pay Wainwright certain expenses and issued to Wainwright or its designees warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 1,242 shares of Common Stock at an exercise price equal to $124.512 per share. The Placement Agent Warrants are exercisable immediately upon issuance and have a term of exercise equal to five and one half (5.5) years from the date of issuance.

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

In determining the fair values of the Pre-Funded Warrants, Common Warrants, and Placement Agent Warrants, the Company used a Black-Scholes Option Pricing model with the following assumptions:

	Pre-Funded Warrants	Common Warrants	Placement Agent Warrants
Expected volatility	100%	103% - 121%	13%
Contractual term	1 year	1 1/2 – 5 1/2 years	5 1/2 years
Risk-free interest rate	5.51%	4.57% - 5.51%	4.57%
Expected dividend yield	0%	0%	0%

The fair value of the common shares was determined using the closing price of the Company’s common stock as of May 2, 2024, which is the date that the Private Placement closed.

December 2023 Registered Direct Offering Securities Purchase Agreement

On December 21, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional investors (“Purchasers”). Pursuant to the Securities Purchase Agreement, the Company agreed to sell in a registered direct offering (“Registered Direct Offering”) 702 shares (“Shares”) of the Company’s common stock, $0.24 par value per share (“Common Stock”), and pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 915 shares of Common Stock. The Pre-Funded Warrants have an exercise price of $0.24 per share and can be exercised at any time after their original issuance until such Pre-Funded Warrants are exercised in full. Each Share is being sold at an offering price of $795.60 and each Pre-Funded Warrant is being sold at an offering price of $795.36 (equal to the purchase price per Share minus the exercise price of the Pre-Funded Warrant). The Pre-Funded Warrants have been included in the calculation of basic and diluted loss per share for all periods outstanding.

Pursuant to the Securities Purchase Agreement, in a concurrent private placement (together with the Registered Direct Offering, the “Offerings”), the Company also agreed to issue to the Purchasers unregistered warrants (“Common Warrants”) to purchase up to 1,617 shares of Common Stock. Each Common Warrant has an exercise price of $765.60 per share, is exercisable immediately following their original issuance and will expire seven years from the original issuance date. The closing of the offering occurred on December 26, 2023, and the net proceeds to the Company were approximately $1.0 million, after deducting placement agent fees and other offering expenses payable by the Company.

On December 21, 2023, in a separate concurrent insider private placement (the “Insider Private Placement”), the Company also entered into a Securities Purchase Agreement with certain of its executive officers (the “Insider Securities Purchase Agreement”) pursuant to which the Company agreed to sell in a private placement (i) 25 shares of Common Stock and warrants to purchase 25 shares of Common Stock on the same terms as the Common Warrants issued to the Purchasers in the Offerings to Spiro Rombotis, the Company’s Chief Executive Officer, and (ii) 8 shares of Common Stock and warrants to purchase 8 shares of Common Stock on the same terms as the Common Warrants issued to the Purchasers in the Offerings to Paul McBarron, the Company’s Executive Vice President-Finance, Chief Financial Officer and Chief Operating Officer. Each such share of Common Stock and accompanying warrant was sold at a purchase price of $795.60, which was the same purchase price for the Shares sold in the Registered Direct Offering.

Ladenburg Thalmann & Co. Inc. (the “Placement Agent”) acted as the exclusive placement agent for the Offerings, pursuant to a placement agency agreement (the “Placement Agency Agreement”), dated December 21, 2023, by and between the Company and the Placement Agent.

Pursuant to the Placement Agency Agreement, the Company paid the Placement Agent a cash placement fee equal to 8.0% of the aggregate gross proceeds raised in the Offerings from sales arranged for by the Placement Agent. Subject to certain conditions, the Company also agreed to reimburse all reasonable travel and other out-of-pocket expenses of the Placement Agent in connection with the Offerings, including but not limited to legal fees, up to a maximum of $85,000. In addition, the Placement Agent also received warrants that have substantially the same terms as the Warrants issued in the concurrent private placement to the Purchasers in the Offerings to purchase that number of shares of Common Stock equal to 6.0% of the aggregate number of shares of Common Stock and Prefunded Warrants sold in the Offerings, or an aggregate of 99 shares of Common Stock, at an exercise price of $994.50 per share (the “Placement Agent Warrants”). The Placement Agent Warrants will be exercisable immediately following the date of issuance and will expire five years from issuance. The Placement Agency Agreement contains customary representations, warranties and agreements by the Company and customary conditions to closing. The Company has agreed to indemnify the Placement Agent against certain liabilities, including liabilities under the Securities Act, and liabilities arising from breaches of representations and warranties contained in the Placement Agency Agreement, or to contribute to payments that the Placement Agent may be required to make in respect of those liabilities.

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

Warrants

June 2025 Warrants

As of June 30, 2025, warrants to purchase a total of 1,962,000 shares of common stock issued pursuant to a securities purchase agreement in a June 2025 financing transaction (the “June 2025 Securities Purchase Agreement”) remained outstanding.

The series A common stock purchase warrants entitle each of the three Investors to purchase 218,000 shares of common stock of the Company at an exercise price of $7.65 per share with an expiration date five years from the date of issuance. The series B common stock purchase warrants entitle each of the three Investors to purchase 218,000 shares of common stock of the Company at an exercise price of $9.00 per share with an expiration date five years from the date of issuance. The series C common stock purchase warrants entitle each of the three Investors to purchase 218,000 shares of common stock of the Company at an exercise price of $10.20 per share with an expiration date five years from the date of issuance.

There were no exercises of these warrants during the six months ended June 30, 2025.

November 2024 Warrants (As Amended)

As of June 30, 2025, warrants to purchase a total of 0 shares of common stock issued pursuant to a securities purchase agreement in a November 2024 financing transaction (the “November 2024 Warrant Exercise and Reload Agreement”), and as amended in a January 2, 2025 Warrant Exchange Agreement, remained outstanding. A total of 82,816 warrants were issued in pursuant to the November 2024 Warrant Exercise and Reload Agreement. This consisted of i) series C warrants to purchase up to 41,408 shares of common stock, exercisable immediately from the date of issuance for a period of five and one half (5.5) years after the date of issuance, at an exercise price of $99.60 per warrant share, ii) series D warrants to purchase up to 41,408 shares of common stock, exercisable immediately from the date of issuance for a period of eighteen months after the date of issuance, at an exercise price of $99.60 per warrant share.

All of the 82,816 warrants were exercised during the six months ended June 30, 2025. Pursuant to the Warrant Exchange Agreement, a cash payment of $1.1 million was made by the Company in May 2025.

April 2024 Warrants

As of June 30, 2025, warrants to purchase a total of 1,242 shares of common stock issued pursuant to a securities purchase agreement in an April 2024 financing transaction (the “April 2024 Securities Purchase Agreement”) remained outstanding. A total of 62,750 warrants were issued in pursuant to the April 2024 Securities Purchase Agreement. This consisted of i) pre-funded warrants to purchase 20,100 of common stock, exercisable immediately from the date of issuance, and with no expiry date, at an exercise price of $0.24 per warrant share, ii) series A warrants to purchase up to 20,704 shares of common stock, exercisable immediately from the date of issuance for a period of five and one half (5.5) years after the date of issuance, at an exercise price of $326.40 per warrant share, iii) series B warrants to purchase up to 20,704 shares of common stock, exercisable immediately from the date of issuance for a period of eighteen months after the date of issuance, at an exercise price of $326.40 per warrant share. A further 1,242 warrants issued in a concurrent placement agency agreement, are exercisable immediately from the date of issuance for a period of five and one half (5.5) years after the date of issuance, at an exercise price of $124.512 per warrant share.

A total of 20,704 Series A warrants were exercised during the six months ended June 30, 2025. A total of 1,425 pre-funded warrants were exercised during the six months ended June 30, 2024.

December 2023 Warrants

As of June 30, 2025, warrants to purchase a total of 1,750 shares of common stock issued pursuant to a securities purchase agreement in a December 2023 financing transaction remained outstanding. A total of 1,651 warrants, including 33 warrants issued in a concurrent private placement, are exercisable immediately from the date of issuance for a period of seven years after the date of issuance, at an exercise price of $765.60 per warrant share. A further 99 warrants issued in a concurrent placement agency agreement are exercisable immediately from the date of issuance for a period of five years after the date of issuance, at an exercise price of $994.50 per warrant share.

There were no exercises of these warrants during the six months ended June 30, 2025 or June 30, 2024.

December 2020 Warrants

As of June 30, 2025, warrants to purchase 186 shares of common stock issued pursuant to a securities purchase agreement in a December 2020 financing transaction remained outstanding (the “December 2020 Securities Purchase Agreement”). Each warrant shall be exercisable beginning on the 12-month anniversary of the date of issuance for a period of five years after the date of issuance, at an exercise price of $14,868.00 per warrant share. The exercise price of the warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the warrants. The warrants may be exercised on a “cashless” basis.

There were no exercises of these warrants during the six months ended June 30, 2025 or June 30, 2024.

April 2020 Warrants

As of June 30, 2025, there were no warrants issued pursuant to a securities purchase agreement in connection with an April 2020 equity financing that remained outstanding. There were no exercises of these warrants during the six months ended June 30, 2025 or June 30, 2024. The warrants expired in April 2025.

Preferred Stock

Series F Preferred Stock

A total of 3,000,000 shares of the Company’s Series F Preferred Stock were issued pursuant to a June 2025 Securities Purchase Agreement with certain accredited investors. The Company received proceeds of $3.0 million, net of issuance costs.

Each share of Series F Preferred Stock is convertible into 0.218 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). In no event will the Series F Preferred Stock be convertible into Common Stock in a manner that would result in each Investor or their transferees or their affiliates holding more than the lower of (i) the maximum percentage of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series F Preferred Stock that can be issued to the holder without requiring a vote of the stockholders of the Company under the rules and regulations of The Nasdaq Capital Market (“Nasdaq”); and (ii) 4.99% of the number of shares of Common Stock outstanding immediately before the original issue date (the “Series F Ownership Limitation”), prior to the date that the Company’s stockholders approve the issuance of shares of Common Stock to the Investors upon conversion of the Series F Preferred Stock.

As of June 30, 2025, all 3,000,000 shares of the Series F Preferred Stock remain issued and outstanding. The 3,000,000 shares of Series F Preferred Stock issued and outstanding at June 30, 2025, are convertible into 654,000 shares of Common Stock.

Series E Preferred Stock

A total of 1,000,000 shares of the Company’s Series E Preferred Stock were issued pursuant to a March 2025 Securities Purchase Agreement with certain accredited investors. The Company received proceeds of $1.0 million, net of issuance costs.

Each share of Series E Preferred Stock is convertible into 0.4583 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). In no event will the Series E Preferred Stock be convertible into Common Stock in a manner that would result in each Investor or their transferees or their affiliates holding more than the lower of (i) the maximum percentage of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Series E Preferred Stock that can be issued to the holder without requiring a vote of the stockholders of the Company under the rules and regulations of The Nasdaq Capital Market (“Nasdaq”); and (ii) 4.99% of the number of shares of Common Stock outstanding immediately before the original issue date (the “Series E Ownership Limitation”), prior to the date that the Company’s stockholders approve the issuance of shares of Common Stock to the Investors upon conversion of the Series E Preferred Stock.

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

During the six months ended June 30, 2025, all of the Series E preferred shares were converted into 458,333 shares of Common Stock. As of June 30, 2025, there were no remaining shares of the Series E Preferred Stock outstanding.

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

Each share of Series C Preferred Stock is convertible into 0.011042 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), and each share of Series D Preferred Stock is convertible into 0.4583 shares of Common Stock. In no event will the Series C Preferred Stock be convertible into Common Stock in a manner that would result in Mr. Lazar or his transferees or their affiliates holding more than the lower of (i) the maximum percentage of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion of the Preferred Stock that can be issued to the holder without requiring a vote of the stockholders of the Company under the rules and regulations of The Nasdaq Stock Market (“Nasdaq”); and (ii) 5% of the number of shares of Common Stock outstanding immediately before the original issue date (the “Series C Ownership Limitation”), prior to the date that the Company’s stockholders approve the issuance of shares of Common Stock to Mr. Lazar upon conversion of the Preferred Stock.

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

On February 24, 2025, all of the Series C preferred shares were converted in conjunction with the Purchase Agreement. As of June 30, 2025, there were no remaining shares of the Series C Preferred Stock outstanding.

On February 24, 2025, 1,745,262 of the Series D preferred shares were converted in conjunction with the Purchase Agreement. On April 2, 2025, the remaining 354,738 Series D preferred shares were converted in conjunction with the Purchase Agreement. As of June 30, 2025, there were no remaining shares of the Series D Preferred Stock outstanding.

Series B Preferred Stock

A total of 237,745 shares of the Company’s Series B Preferred Stock were issued pursuant to a December 2020 Securities Purchase Agreement. Each share of Series B Preferred Stock was initially convertible into one third (1/3) share of common stock (the “Conversion Shares”), subject to adjustment in accordance with the Certificate of Designation.

During the year ended December 31, 2024, 119,000 shares of Series B Preferred Stock were converted, at the option of the holder, into 165 shares of common stock. As of June 30, 2025, there were no remaining shares of the Series B Preferred Stock outstanding.

Series A Preferred Stock

A total of 8,872 shares of the Company’s Series A Preferred Stock were issued in a July 2017 Underwritten Public Offering. Each share of Series A Preferred Stock is convertible at any time at the option of the holder thereof, into a number of shares of common stock determined by dividing $1,000 by the initial conversion price of $144,000.00 per share, subject to a 4.99% blocker provision, or, upon election by a holder prior to the issuance of shares of Series A Preferred Stock, 9.99%, and is subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations.

As of June 30, 2025 and December 31, 2024, 264 shares of the Series A Preferred Stock remain issued and outstanding. The 264 shares of Series A Preferred Stock issued and outstanding at June 30, 2025, are convertible into 2 shares of common stock.

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

6% Convertible Exchangeable Preferred Stock

As of June 30, 2025, there were 135,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (the “6% Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the 6% Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the 6% Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. The 6% Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends. As of June 30, 2024, there were $20,290 accrued and unpaid dividends.

The Company may automatically convert the 6% Preferred Stock into common stock if the per share closing price of the Company’s common stock has exceeded a per share price of $213,192,000, which is 150% of the conversion price of the 6% Preferred Stock, for at least 20 trading days during any 30 day trading period, ending within five trading days prior to notice of automatic conversion.

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

11. Subsequent Events

Dividends on 6% Preferred Stock

On June 3, 2025, the board of directors of the Company declared a quarterly cash dividend on the Company’s 6% Convertible Exchangeable Preferred Stock scheduled for August 1, 2025. The cash dividend was paid on August 1, 2025, to Preferred Stock stockholders of record as of the close of business on July 21, 2025. The Board of Directors will continue to evaluate the payment of a quarterly cash dividend on a quarterly basis.

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

Overview

We are a clinical-stage biopharmaceutical company developing innovative cancer medicines based on cell cycle, transcriptional regulation, epigenetics and mitosis control biology. We reported revenue of $0 for the six months ended June 30, 2025, and revenues of $33,000 for the six months ended June 30, 2024. We do not expect to report a significant amount of revenue from research and development activities for the foreseeable future. If we are successful in completing the Exchange Agreement with FITTERS Diversified Berhad, and Fitters Sdn. Bhd becomes a wholly owned subsidiary, we anticipate seeing growth in revenues during the fourth quarter of this year.

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

We currently retain all marketing rights worldwide to the compounds associated with our drug program.

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

Going Concern

For the six months ended June 30, 2025, we used net cash of $4.3 million to fund our operating activities. We have cash and cash equivalents of $4.3 million as of June 30, 2025, which will allow it to meet its liquidity requirements into the fourth quarter of 2025. However, there remains substantial doubt about our ability to continue as a going concern. We are currently investigating ways to raise additional capital through private equity financing or by entering into a strategic transaction. In the event that we are not able to secure funding, we may be forced to curtail operations, delay or stop ongoing development activities, cease operations altogether, and/or file for bankruptcy.

On February 25, 2025, Nasdaq notified us that we have regained compliance with the equity requirement in Listing Rule 5550(b)(1) (the “Equity Rule”), as required by the Nasdaq Hearing Panel’s decision dated October 22, 2024. Following our regaining compliance with the Equity Rule, pursuant to the Nasdaq notice on February 25, 2025, we will be subject to a Mandatory Panel Monitor for a period of one year from February 25, 2025 pursuant to Listing Rule 5815(d)(4)(B).

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

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of June 30, 2025 and 2024 (in $000s):

	June 30,
	2025	2024
Cash and cash equivalents	$4,275	$6,000
Working capital:
Current assets	$4,383	$7,707
Current liabilities	(760)	(7,186)
Total working capital deficit	$3,623	$521

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments and licensing revenue. We have incurred significant losses since our inception. As of June 30, 2025, we had an accumulated deficit of $441.8 million.

Cash Flows

Cash from operating, investing and financing activities for the six months ended June 30, 2025 and 2024 is summarized as follows (in $000s):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(4,303)	$(3,567)
Net cash used in investing activities	—	—
Net cash provided by financing activities	5,526	6,210

Operating activities

Net cash used in operating activities increased by $0.7 million, from $3.6 million for the six months ended June 30, 2024 to $4.3 million for the six months ended June 30, 2025. The increase in cash used by operating activities was primarily due to a change in working capital of $11.8 million, and offset by decrease in net loss of $4.8 million and increase of $1.3 million of non-cash stock compensation expense and $4.9m non-cash gain on deconsolidation of subsidiary.

Investing activities

Net cash used by investing activities was $0 for each of the six months ended June 30, 2025 and 2024.

Financing activities

Net cash provided by financing activities was $5.5 million for the six months ended June 30, 2025 as a direct result of receiving approximately $6.6 million, net of expenses, from the issuance of preferred stock under Securities Purchase Agreements following a change of control of the Company. This was offset by a payment of $1.1m under the November 2024 Warrant Exchange Agreement, as amended.

Net cash used in financing activities was $6.2 million for the six months ended June 30, 2024 a direct result of receiving approximately $6.2 million, net of expenses, from the issuance of common stock and warrants under a Securities Purchase Agreement with an institutional investor.

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

Results of Operations

Six Months Ended June 30, 2025 and 2024

Revenues

We recognized $0 revenue for the three and six months ended June 30, 2025 and $4,000 and $33,000 for the three and six months ended June 30, 2024. This revenue is related to recovery of clinical manufacturing costs associated with an investigator sponsored study managed by Cedars-Sinai Medical Center.

We do not expect to report revenue from research and development activities for the foreseeable future. If we are successful in completing the Exchange Agreement with FITTERS Diversified Berhad, and Fitters Sdn. Bhd becomes a wholly owned subsidiary, we anticipate seeing growth in revenues during the fourth quarter of this year.

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

The following table provides information with respect to our research and development expenditures for the three and six months ended June 30, 2025 and 2024 (in $000s except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Difference		June 30,		Difference
	2025	2024	$	%	2025	2024	$	%
Transcriptional Regulation (fadraciclib)	$—	$1,492	$(1,492)	(100)	$389	$3,244	$(2,855)	(88)
Anti-mitotic (plogosertib)	63	503	(440)	(87)	423	1,466	(1,043)	(71)
Other research and development expenses	5	28	(23)	(82)	78	115	(37)	(32)
Total research and development expenses	$68	$2,023	$(1,955)	(97)	$890	$4,825	$(3,935)	(82)

Total research and development expenses represented 14% and 60% of our operating expenses for the six months ended June 30, 2025 and 2024, respectively.

Research and development expenses decreased by $3.9 million from $4.8 million for the six months ended June 30, 2024 to $0.9 million for the six months ended June 30, 2025. Expenditure for the transcriptional regulation program ceased as a result of the Company’s UK subsidiary, Cyclacel Limited, being liquidated on January 24, 2025. Research and development expenses relating to plogosertib decreased by $2.9 million relative to the respective comparative period whilst we paused our clinical trials and continue to explore and develop an alternative salt, oral formulation with improved bioavailability.

The future

Following the liquidation of the UK Subsidiary, and therefore the loss of ownership of our transcriptional regulation program, we anticipate that overall research and development expenses for the year ended December 31, 2025 will decrease significantly compared to the year ended December 31, 2024, as we focus only on the development of anti-mitotic program.

General and Administrative Expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three and six months ended June 30, 2025 and 2024 (in $000s except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Difference		June 30,		Difference
	2025	2024	$	%	2025	2024	$	%
Total general and administrative expenses	$1,249	$1,625	$(376)	(23)	$5,463	$3,207	$2,256	70

Total general and administrative expenses represented 86% and 40% of our operating expenses for the six months ended June 30, 2025 and 2024, respectively.

General and administrative expenses increased by approximately $2.3 million from $3.2 million for the six months ended June 30, 2024 to $5.5 million for the six months ended June 30, 2025, due to several one-time costs associated with the two changes of control of the Company; primarily stock compensation expense of $1.3 million, D&O insurance costs of $0.7 million, compensation expense of $0.3 million.

The future

We expect general and administrative expenditures for the year ended December 31, 2025 to be higher than our expenditures for the year ended December 31, 2024, due to the various one-time costs associated with the two changes of control of the Company during the first half of the current year. Furthermore, if we are successful in completing the Exchange Agreement with FITTERS Diversified Berhad, and Fitters Sdn. Bhd becomes a wholly owned subsidiary, we anticipate our overall expenditures to increase significantly during the fourth quarter of this year.

Other (expense) income, net

The following table summarizes other (expense) income, net for the three and six months ended June 30, 2025 and 2024 (in $000 except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Difference		June 30,		Difference
	2025	2024	$	%	2025	2024	$	%
Foreign exchange gains (losses)	$(3)	$3	$(6)	(200)	$(11)	$4	$(15)	(375)
Interest (expense) income	2	(28)	30	(107)	8	(26)	34	(131)
Gain on deconsolidation of subsidiary	—	—	—	—	4,947	—	4,947	—
Other income (expense), net	2	—	2	—	12	52	(40)	(77)
Total other (expense) income, net	$1	(25)	$26	(104)	$4,956	30	$4,926	16,420

Total other income increased by $4.9 million from $30,000 for the six months ended June 30, 2024 to $4.9 million for the six months ended June 30, 2025. The liquidation of our formerly wholly owned subsidiary and the subsequent deconsolidation thereof in January 2025 resulted in a $5.0 million gain on deconsolidation. Other income for the six months ended June 30, 2025 relates to royalties receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by us in March 2006) sold certain assets and intellectual property to ThermoFisher Scientific Company, or TSC (formerly Invitrogen Corporation) through the APA and other related agreements. The assets and technology were not part of our product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, we presented $2,000 and $0 as other income arising from royalties from the APA during each of the six months ended June 30, 2025 and 2024, respectively.

Foreign exchange gains (losses)

Foreign exchange losses increased by $15,000, from a gain of $4,000 for the six months ended June 30, 2024, to a loss of $11,000 for the six months ended June 30, 2025.

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

The following table summarizes total income tax benefit for the three and six months ended June 30, 2025 and 2024 (in $000s except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Difference		June 30,		Difference
	2025	2024	$	%	2025	2024	$	%
Total income tax benefit	$(2)	$412	$(414)	(100)	$(2)	$1,766	$(1,768)	(100)

The total income tax charge was $2,000, during the six months ended June 30, 2025, compared to tax benefit of $1.8 million for the six months ended June 30, 2024 which comprised of research and development tax credits recoverable, following the liquidation of the UK Subsidiary and the subsequent loss of eligibility for recoverable tax credits as a result thereof. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year and the availability of trading losses.

The future

Following the liquidation of the UK Subsidiary, we are no longer eligible to receive United Kingdom research and development tax credits for the year ending December 31, 2025.

Critical Accounting Policies and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2024 and Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies during the six months ended June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide information in response to this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of June 30, 2025, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Other than the hiring of a new chief financial officer, there were no changes in internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings

On August 6, 2025, David Lazar, a minority shareholder, filed a complaint in the United States District Court Southern District of New York against Cyclacel Pharmaceuticals, Inc. and Datuk Dr. Doris Wong Sing Ee, the Company’s Chief Executive Officer and majority shareholder. The complaint alleges three causes of action: (1) breach of fiduciary duty (against Company and Datuk Dr. Wong); (2) minority shareholder oppression (against Datuk Dr. Wong); and (3) breach of contract (against Datuk Dr. Wong). The complaint requests damages in the amount of $11,882,683.45 for the first and second causes of action, $629,501.36 for the third cause of action, pre-judgment and post-judgment interest, and attorneys’ fees. Company believes the claims to be meritless and intends to vigorously defend the lawsuit.

Item 1A. Risk Factors

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024. For a further discussion of our Risk Factors, refer to Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number		Description
31.1*		Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following materials from Cyclacel Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

104		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

	*	Filed herewith.
	#	Management contract or compensatory plans or agreements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: August 13, 2025	By:	/s/ Datuk Dr. Doris Wong
Datuk Dr. Doris Wong
Chief Executive Officer and Executive Director

