Form 10-Q
period 2025-09-30
Bio Green Med Solution, Inc.
filed 2025-11-13
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 000-50626

Bio Green Med Solution, Inc.

(Exact name of registrant as specified in its charter)

Delaware	91-1707622
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Level 10, Tower 11, Avenue 5, No. 8 Jalan Kerinchi, Kuala Lumpur, Malaysia	59200
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (908) 955-0526

Cyclacel Pharmaceuticals, Inc.

(Former name, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BGMS	The Nasdaq Stock Market LLC
Preferred Stock, $0.001 par value	BGMSP	The Nasdaq Stock Market LLC

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

As of November 11, 2025, there were 4,900,142 shares of the registrant’s common stock outstanding.

Bio Green Med Solution, Inc.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION:
Item 1.	Financial Statements:	F-1
	Balance Sheets as of September 30, 2025 and December 31, 2024 (unaudited)	F-1
	Statements of Operations for the three and nine months ended September 30, 2025 and the three and nine months ended September 30, 2024 (unaudited)	F-2
	Consolidated Statements of Comprehensive Loss	F-3
	Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2025 and the three and nine months ended September 30, 2024 (unaudited)	F-4
	Statements of Cash Flows for the nine months ended September 30, 2025 and the nine months ended September 30, 2024 (unaudited)	F-5
	Notes to Financial Statements (Unaudited)	F-6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	11
PART II - OTHER INFORMATION:
Item 1.	Legal Proceedings	11
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Mine Safety Disclosures	14
Item 5.	Other Information	14
Item 6.	Exhibits	14
SIGNATURE PAGE		15

2

Recent Developments

In December 2024, Bio Green Med Solution, Inc., a Delaware corporation (“BGMS” or the “Company”) announced that it was in the process of exploring and reviewing strategic alternatives on an expedited basis in order to preserve the Company’s cash, including a potential transaction with investor, David E. Lazar of Activist Investing, LLC (“Lazar”). The Company’s Board of Directors (the “Board”) reviewed a range of appropriate strategies to realize value from its assets. The Board directed management to reduce operating costs, which included the liquidation of the Company’s wholly-owned United Kingdom subsidiary, Cyclacel Limited (“Subsidiary”), while such alternatives were being explored. On January 2, 2025, the Company entered into a securities purchase agreement with Lazar, pursuant to which he agreed to purchase from the Company, 1,000,000 shares of Series C Convertible Preferred Stock and 2,100,000 shares of Series D Convertible Preferred Stock of Cyclacel at a purchase price of $1.00 per share for aggregate gross proceeds of $3.1 million, subject to the terms and conditions of the securities purchase agreement (together, the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock are the “Securities”). The proceeds of the transaction were used to settle outstanding liabilities of the Company and other general corporate and operating purposes.

On February 11, 2025, investor Lazar, who was serving as the Company’s interim Chief Executive Officer and Secretary, entered into a securities purchase agreement (the “Purchase Agreement”) with an investor, Datuk Dr. Doris Wong Sing Ee (the “Investor”) pursuant to which the Investor agreed to purchase all 1,000,000 shares of Series C Convertible Preferred Stock, and 1,745,262 of the 2,100,000 shares of Series D Convertible Preferred Stock, currently held by Lazar, so that Purchaser would hold seventy percent (70%) of the fully diluted issued and outstanding shares of the Company. The Purchase Agreement closed on February 26, 2025 (the “Closing Date”). Additionally, the Investor succeeded to all of Lazar’s rights and interests under that certain securities purchase agreement between the Lazar and the Company dated January 2, 2025.

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

Following the creditors’ voluntary liquidation of Cyclacel Limited, the Company decided to focus on the development of the plogosertib (“Plogo”) clinical program only. Accordingly, on March 10, 2025, the Company repurchased certain assets related to Plogo from Cyclacel Limited with the approval of the joint liquidator in exchange for approximately $0.3 million in cash. Fadraciclib, Cyclacel Limited’s other drug development program, is being marketed for sale by the joint liquidator. The Company has no plans at this time to repurchase any rights to or assets of the fadraciclib program. On October 6, 2025, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Tethra Biosciences Inc., a Delaware corporation (the “Buyer”). Under the terms of the Purchase Agreement, the Company agreed to sell, and the Buyer agreed to purchase, certain assets, including all patent rights of the Company related to Plogo for a purchase price of $300,000, plus a further potential Milestone payment (as defined in the Purchase Agreement) of $170,000.

On May 6, 2025, and as amended on July 7, 2025, the Company entered into an Exchange Agreement (collectively, the “Exchange Agreement”) with FITTERS Diversified Berhad (9318.KL; “FITTERS”), an investment holding company engaged, through its subsidiaries, in the business of the sale of fire safety materials, equipment and fire prevention systems, “Waste-To-Resource” services and real estate development and construction. Pursuant to the Exchange Agreement, all of the ordinary shares owned by FITTERS of its wholly-owned subsidiary, Fitters Sdn. Bhd., a Malaysia-based private limited company (“Fitters Sub”) were to be exchanged for common stock, par value $0.001, of the Company (the “Purchaser Stock”), and Fitters Sub would continue as a wholly-owned subsidiary of the Company (the “Transaction”). As part of the Transaction, BGMS would issue an amount of Purchaser Stock equal to 19.99% percent, or 699,158 of its common shares and BGMS stockholders would own approximately 80.01% of the combined company. Following the closing of the Transaction on September 12, 2025, the Company’s common shares continued to be listed on the Nasdaq Capital Market under a new ticker symbol (BGMS) and Cyclacel Pharmaceuticals Inc. was renamed Bio Green Med Solution, Inc.

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

On June 5, 2025, the Company incorporated a new wholly owned subsidiary in the name of BIGM Capital SDN. BHD (“BIGM Capital”). BIGM Capital is incorporated as a private limited company and registered for business in Puchong, Selangor, in Malaysia. BIGM Capital has yet to commence trading or business operations.

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bio Green Med Solution, Inc.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$3,838	$3,137
Inventory	1,368	—
Accounts receivable	725	—
Prepaid expenses and other current assets	513	537
Total current assets	6,444	3,674
Property and equipment, net	129	3
Right-of-use lease asset	15	5
Goodwill	1,570	—
Non-current deposits	—	412
Total assets	$8,158	$4,094
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$468	$4,599
Accrued and other current liabilities	534	1,669
Total current liabilities	1,002	6,268
Lease liability	5	—
Other liabilities	55	—
Total liabilities	1,062	6,268

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2025 and December 31, 2024; 6% Convertible Exchangeable preferred stock; 135,273 shares issued and outstanding at September 30, 2025 and December 31, 2024. Aggregate preference in liquidation of $1,717,967 as of September 30, 2025 and $4,006,512 as of December 31, 2024	—	—
Series A convertible preferred stock, $0.001 par value; 264 shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Series B convertible preferred stock, $0.001 par value; 0 shares issued and outstanding at September 30, 2025 and 119,000 shares issued and outstanding at December 31, 2024	—	—
Series C convertible preferred stock, $0.001 par value; 0 shares issued and outstanding at September 30, 2025 and 0 shares issued and outstanding at December 31, 2024	—	—
Series D convertible preferred stock, $0.001 par value; 0 shares issued and outstanding at September 30, 2025 and 0 shares issued and outstanding at December 31, 2024	—	—
Series E convertible preferred stock, $0.001 par value; 0 shares issued and outstanding at September 30, 2025 and 0 shares issued and outstanding at December 31, 2024	—	—
Series F convertible preferred stock, $0.001 par value; 0 shares issued and outstanding at September 30, 2025 and 0 shares issued and outstanding at December 31, 2024	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized at September 30, 2025 and 100,000,000 shares authorized at December 31, 2024; 3,497,537 shares issued and outstanding at September 30, 2025 and 36,913 shares issued and outstanding at December 31, 2024	3	—
Additional paid-in capital	451,354	438,211
Accumulated other comprehensive loss	—	(891)
Accumulated deficit	(444,261)	(439,494)
Total stockholders’ equity (deficit)	7,096	(2,174)
Total liabilities and stockholders’ equity (deficit)	$8,158	$4,094

The accompanying notes are an integral part of these consolidated financial statements.

Bio Green Med Solution, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Product revenue - fire safety	$81	$—	$81	$—
Clinical trial supply	—	10	—	43
Revenues	$81	$10	$81	$43

Operating expenses:
Cost of sales	64	—	64	—
Research and development	5	950	895	5,775
General and administrative	1,004	1,237	6,467	4,444
Total operating expenses	1,073	2,187	7,426	10,219
Operating loss	(992)	(2,177)	(7,345)	(10,176)
Other expense:
Foreign exchange gains (losses)	(14)	2	(25)	6
Interest income (expense)	9	8	17	(18)
Gain on deconsolidation of subsidiary	—	—	4,947	—
Other income, net	9	—	21	52
Total other income, net	4	10	4,960	40
Loss before taxes	(988)	(2,167)	(2,385)	(10,136)
Income tax benefit (charge)	—	210	(2)	1,976
Net loss	(988)	(1,957)	(2,387)	(8,160)
Dividend on convertible exchangeable preferred shares	(21)	—	(41)	—
Deemed dividend on warrant exchange	(1,494)	—	(1,494)	—
Net loss applicable to common shareholders	$(2,503)	$(1,957)	$(3,922)	$(8,160)
Basic and diluted earnings per common share:
Net loss per share – basic and diluted (common shareholders)	$(1.31)	$(43.80)	$(2.86)	$(490.01)

Weighted average common shares outstanding	1,912,495	44,681	1,368,954	16,646

The accompanying notes are an integral part of these consolidated financial statements.

Bio Green Med Solution, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss	$(988)	$(1,957)	$(2,387)	$(8,160)
Translation adjustment	—	(14,586)	3,271	(12,967)
Unrealized foreign exchange gain (loss) on intercompany loans	—	14,468	(2,380)	12,842
Comprehensive loss	$(988)	$(2,075)	$(1,496)	$(8,285)

The accompanying notes are an integral part of these consolidated financial statements.

Bio Green Med Solution, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In $000s, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balances at December 31, 2023	454,537	$—	4,412	$—	$429,797	$(908)	$(428,282)	$607
Issue costs on issuance of common stock upon conversion of pre-funded warrants in underwritten offering	—	—	915	—	(80)	—	—	(80)
Series B Preferred stock conversions	(119,000)	—	165	—	—	—	—	—
Stock-based compensation	—	—	—	—	203	—	—	203
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(2,130)	—	(2,130)
Translation adjustment	—	—	—	—	—	2,140	—	2,140
Loss for the period	—	—	—	—	—	—	(2,946)	(2,946)
Balances at March 31, 2024	335,537	$—	5,493	$—	$429,920	$(898)	$(431,228)	$(2,206)

Issue of common stock and pre-funded warrants in Securities Purchase Agreement In Private Placement, net of expenses	—	—	2,029	—	6,290	—	—	6,290
Stock-based compensation	—	—	—	—	189	—	—	189
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	504	—	504
Translation adjustment	—	—	—	—	—	(521)	—	(521)
Loss for the period	—	—	—	—	—	—	(3,257)	(3,257)
Balances at June 30, 2024	335,537	$—	7,522	$—	$436,399	$(915)	$(434,485)	$999

Expenses related to Securities Purchase Agreement In Private Placement	—	—	—	—	(1)	—	—	(1)
Exercise of pre-funded warrants	—	—	1,446	—	—	—	—	—
Stock-based compensation	—	—	—	—	107	—	—	107
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	14,468	—	14,468
Translation adjustment	—	—	—	—	—	(14,586)	—	(14,586)
Loss for the period	—	—	—	—	—	—	(1,957)	(1,957)
Balances at September 30, 2024	335,537	$—	8,968	$—	$436,505	$(1,033)	$(436,442)	$(970)

Balances at December 31, 2024	135,537	$—	36,913	$—	$438,211	$(891)	$(439,494)	$(2,174)
Issue costs on issuance of common stock, preferred stock and associated warrants on underwritten offering, net of expenses	—	—	—	—	(248)	—	—	(248)
Exercise of Pre-Funded Warrants	—	—	15,277	—	—	—	—	—
Issue of common stock on Securities Purchase Agreement	—	—	758	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,666	—	—	1,666
Issue of Series C preferred stock in Securities Purchase Agreement	1,000,000	1	—	—	999	—	—	1,000
Series C Preferred stock conversions	(1,000,000)	(1)	11,042	—	1	—	—	—
Issue of Series D preferred stock in Securities Purchase Agreement	2,100,000	2	—	—	1,892	—	—	1,894
Series D Preferred stock conversions	(1,745,262)	(2)	799,912	1	1	—	—	—
Issue of Series E preferred stock in Securities Purchase Agreement	1,000,000	1	—	—	999	—	—	1,000
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(2,380)	—	(2,380)
Translation adjustment	—	—	—	—	—	2,385	—	2,385
Deconsolidation of wholly-owned foreign operation	—	—	—	—	—	886	(886)	—
Loss for the period	—	—	—	—	—	—	(81)	(81)
Balances at March 31, 2025	1,490,275	$1	863,902	$1	$443,521	$—	$(440,461)	$3,062

Issue of common stock and pre-funded warrants in Securities Purchase Agreement In Private Placement, net of expenses	—	—	940	—	—	—	—	—
Issue costs on issuance of common stock, preferred stock and associated warrants on underwritten offering, net of expenses	—	—	—	—	20	—	—	20
Issue of Series F preferred stock in Securities Purchase Agreement	3,000,000	3	—	—	2,997	—	—	3,000
Series D Preferred stock conversions	(354,738)	—	162,588	—	—	—	—	—
Series E Preferred stock conversions	(1,000,000)	(1)	458,333	1	—	—	—	—
Exercise of Warrants	—	—	98,202	—	—	—	—	—
Payment made under the Warrant Exchange Amendment	—	—	—	—	(1,100)	—	—	(1,100)
Stock-based compensation	—	—	—	—	7	—	—	7
Preferred stock dividends	—	—	—	—	(41)	—	—	(41)
Loss for the period	—	—	—	—	—	—	(1,318)	(1,318)
Balances at June 30, 2025	3,135,537	$3	1,583,965	$2	$445,405	$—	$(441,779)	$3,631

Issue of common stock on share exchange agreement to purchase Fitters Sdn. Bhd	—	—	699,158	1	4,449	—	—	4,450
Series F Preferred stock conversions	(3,000,000)	(3)	654,000		—	—	—	(3)
Warrant Exchange	—	—	559,395	—	1,494	—	(1,494)	—
Stock Split Adj	—	—	1,019	—	—	—	—	—
Stock-based compensation	—	—	—	—	6	—	—	6
Loss for the period	—	—	—	—	—	—	(988)	(988)
Balances at September 30, 2025	135,537	$—	3,497,537	$3	$451,354	$—	$(444,261)	$7,096

The accompanying notes are an integral part of these consolidated financial statements.

Bio Green Med Solution, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Operating activities:
Net loss	$(2,387)	$(8,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	5
Stock-based compensation	1,679	499
Gain on deconsolidation of subsidiary	4,947	—

Changes in operating assets and liabilities:
Accounts receivable, net	(725)	—
Inventory	(1,368)	—
Prepaid expenses and other assets	1,855	3,129
Lease liability	5	(37)
Accounts payable, accrued and other current liabilities	(8,744)	(2,070)
Net cash used in operating activities	(4,737)	(6,634)
Investing activities:
Net cash used in investing activities	—	—
Financing activities:
Proceeds, net of issuance costs, from issuing common stock and pre-funded warrants, net	5,564	6,209
Payment of preferred stock dividend	(41)	—
Net cash provided by financing activities	5,523	6,209

Effect of exchange rate changes on cash and cash equivalents	(85)	29
Net increase (decrease) in cash and cash equivalents	701	(396)
Cash and cash equivalents, beginning of period	3,137	3,378
Cash and cash equivalents, end of period	$3,838	$2,982
Supplemental cash flow information:
Non cash financing activities:
Issuance of shares in acquisition of Fitters Sdn. Bhd.	$4,450	$—
Warrant Exchange	$4,212	$—

Cash received during the period for:
Interest	$22	$59
Research & development tax credits	$—	$3,715

Cash paid during the period for:
Interest	6	—
Taxes	$—	$2

The accompanying notes are an integral part of these consolidated financial statements.

Bio Green Med Solution, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Company Overview

Nature of Operations

Bio Green Med Solution, Inc. (the “Company” (formerly Cyclacel Pharmaceuticals, Inc.)) is a diversified company that was formerly engaged in the biopharmaceutical industry but as of September 2025 has shifted its operations to focus on provision of fire safety protection and distribution activities. Specifically, on September 12, 2025, the Company completed its acquisition of Fitters Sdn. Bhd., a Malaysia-based group specializing in fire protection products and services. Headquartered in Malaysia, the Company is now focused on advancing opportunities across these distinct sectors whilst maintaining its commitment to driving long-term value creation for shareholders.

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

Through September 30, 2025, substantially all efforts of the Company have been devoted to performing research and development, diversifying its business portfolio, developing and acquiring intellectual property, raising capital and recruiting and training personnel.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of September 30, 2025, the consolidated statements of operations, comprehensive loss, and stockholders’ equity (deficit) for the nine months ended September 30, 2025 and 2024 and the consolidated statements of cash flows for nine months ended September 30, 2025 and 2024, and all related disclosures contained in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2024 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2025. The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of September 30, 2025, and the results of operations, comprehensive loss, and changes in stockholders’ equity (deficit) for the nine months ended September 30, 2025, and cash flows for the nine months ended September 30, 2025, have been made. The interim results for nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other reporting period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2024 that are included in the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2025.

The consolidated financial statements of operations, comprehensive loss, and stockholders’ equity (deficit) for the three and nine months ended September 30, 2025 and the consolidated statements of cash flows for the three and nine months ended September 30, 2025 include Fitters Sdn. Bhd. from the acquisition date of September 12, 2025 to the end of the reporting period of September 30, 2025.

Reverse Stock Splits

On May 12, 2025, the Company completed a one-for-sixteen reverse stock split, which reduced the number of shares of the Company’s common stock that were issued and outstanding immediately prior to the effectiveness of the reverse stock split. On July 7, 2025, the Company completed a one-for-fifteen reverse stock split, which reduced the number of shares of the Company’s common stock that were issued and outstanding immediately prior to the effectiveness of the reverse stock split. The number of shares of the Company’s authorized common stock was not affected by the reverse stock splits and the par value of the Company’s common stock remained unchanged at $0.001 per share. In addition, the number of shares or other equity instruments issuable under the Company’s equity incentive plans were not adjusted in connection with the May or July 2025 reverse stock splits (see Note 9). The May 12, 2025 reverse stock split reduced the number of shares of the Company’s common stock that were outstanding at May 12, 2025 from 365,357,525 to 22,272,344, after the cancellation of fractional shares. The July 7, 2025 reverse stock split reduced the number of shares of the Company’s common stock that were outstanding at July 7, 2025 from 23,759,475 to 1,583,965, after the cancellation of fractional shares. No fractional shares were issued in connection with the reverse stock splits. Stockholders who otherwise held fractional shares of the Company’s common stock as a result of the reverse stock split received a cash payment in lieu of such fractional shares. All amounts related to number of shares and per share amounts have been retroactively restated in these consolidated financial statements.

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

Based on the Company’s current operating plan, it is anticipated that cash and cash equivalents of $3.8 million as of September 30, 2025, will allow it to meet its liquidity requirements into the first quarter of 2026. The Company’s history of losses, negative cash flows from operations, liquidity resources currently on hand, and its dependence on the ability to obtain additional financing to fund its operations after the current resources are exhausted, about which there can be no certainty, have resulted in the assessment that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issuance date of these financial statements. While the Company has plans in place to mitigate this risk, which primarily consist of raising additional capital through equity financing or by entering into a strategic transaction, there is no guarantee that it will be successful in these mitigation efforts. In the event that we are not able to secure funding, we may be forced to curtail operations, delay or stop ongoing development activities, cease operations altogether, and/or file for bankruptcy.

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

Segments

The Company is managed and operated as one business which is currently focused on the sale and distribution of fire safety materials, equipment and fire prevention systems. The entire business is managed by a single management team that reports to the Chief Executive Officer. Similarly, the Company’s legacy operations within the biotechnology industry was also managed entirely by a single management team that reported into the Chief Executive Officer. The Company has not operated separate lines of business with respect to any of its operations and the Company did not prepare discrete financial information with respect to separate products or product candidates or by location through September 30, 2025. Accordingly, the Company views its current business as one reportable operating segment with operations in one geographic area, namely Malaysia.

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the three and nine months ended September 30, 2025, and 2024 except that upon deconsolidation of the Company’s formerly wholly-owned United Kingdom based subsidiary on January 24, 2025, $0.9 million of accumulated comprehensive income (loss) was reclassified into earnings as part of the gain on deconsolidation.

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

Through January 24, 2025, the assets and liabilities of the Company’s international subsidiary Cyclacel Limited were translated from its functional currency into United States dollars at exchange rates prevailing at the balance sheet date. Average rates of exchange during the period are used to translate the statement of operations, while historical rates of exchange are used to translate any equity transactions. Translation adjustments arising on consolidation due to differences between average rates and balance sheet rates, as well as unrealized foreign exchange gains or losses arising from translation of intercompany loans for which settlement is not planned or anticipated in the foreseeable future and that are of a long-term-investment nature, were recorded in other comprehensive loss.

Leases

The Company accounts for lease contracts in accordance with ASC 842. As of September 30, 2025, the Company’s outstanding leases are classified as operating leases.

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

The transaction price includes fixed payments and an estimate of variable consideration. The Company determines the variable consideration to be included in the transaction price by estimating the most likely amount that will be received and then applies a constraint to reduce the consideration to the amount which is probable of being received. When applying the constraint, the Company considers:

●	Whether receipt of the variable consideration is highly susceptible to factors outside the entity’s influence;

●	Whether the uncertainty is not expected to be resolved for a long period of time;

●	Whether the Company can make reasonable predictions based on previous experience; and

●	The complexity and inherent uncertainty underlying the variable consideration.

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

3. Revenue

The Company recognized $81,000 of revenue for the three and nine months ended September 30, 2025 and $10,000 and $43,000 of revenue for the three and nine months ended September 30, 2024, respectively. Revenue recognized in the current periods relate to product revenues from sales of fire safety equipment and services within the newly acquired Malaysian based subsidiary, Fitters Sdn. Bhd. Revenue recognized in the prior periods related to recovery of clinical manufacturing costs associated with an investigator sponsored study managed by Cedars-Sinai Medical Center.

4. Net Loss per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the nine months ended September 30, 2025 and 2024, as the result would be anti-dilutive:

	September 30,	September 30,
	2025	2024
Stock options	24,937	496
Restricted stock units	10	166
Series A preferred stock	2	2
Common stock warrants	1,405,783	45,298
Total shares excluded from calculation	1,430,732	45,962

5. Inventory

Inventory consisted of the following (in $000s):

	September 30,	December 31,
	2025	2024
Raw materials	190	—
Work in progress	129	—
Finished goods	1,049	—
Total inventory	$1,368	$—

Inventory is recorded at the lower of cost or net realizable value, where cost is measured on a first-in, first-out basis.

6. Accounts receivables

Accounts receivables consisted of the following (in $000s):

	September 30,	December 31,
	2025	2024
Accounts receivables	725	—
Total accounts receivable	$725	$—

Allowance for doubtful debt, which stood at $0 as at September 30, 2025 is determined based on expected credit losses. Losses are provided at the rate of 10% against balances greater than 120-149 days, 25% against balances greater than 150-179 days, 35% against balances greater than 180-364 days, and 50% against balances greater than 365 days.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in $000s):

	September 30,	December 31,
	2025	2024
Prepayments	53	212
Other current assets	460	317
	$513	$529

Other current assets includes a 1.7 million Malaysian Ringgit (approximately $0.4M) loan to an unrelated third party. The loan is interest bearing at a rate of 8% per annum, and is recorded as a component of interest income.

8. Acquisition

On September 12, 2025, the Company completed the Transaction to acquire Fitters Sdn. Bhd. (“Fitters Sub”), a Malaysian private limited company and wholly-owned subsidiary of FITTERS Diversified Berhad, a Malaysian publicly listed company (“FITTERS”). Following the closing of the Transaction, Fitters Sub became a wholly-owned subsidiary of the Company, and accordingly, the Company recognized Goodwill on acquisition.

Goodwill primarily represents the value of assembled workforce and other intangible assets that cannot be individually identified and recognized as a separate intangible asset under U.S. generally accepted accounting principles and is fully deductible for tax purposes. Goodwill consisted of the following (in $000s):

Balance at December 31, 2024	$—
Goodwill on acquisition of Fitters Sdn. Bhd.	1,570
Balance at September 30, 2025	$1,570

Preliminary allocation of purchase consideration

Common Stock of CYCC Shares O/S as of September 11, 2025	2,798,379
19.99% of CYCC Shares issued as consideration	699,158
Stock Price as of September 11, 2025	$6.3650
Cash consideration	$-
Total Estimated Purchase Consideration	$4,450,138

Cash and cash equivalents	784,090
Inventories	1,284,447
Accounts receivables	715,173
Prepaid & other current assets	419,438
Property, plant and equipment, net	129,423
Trade payables	(416,470)
Accrued and other current liabilities	13,120
Non-current liabilities - deferred tax	(48,739)
Goodwill	1,569,656

Total Estimated Fair Value of Net Assets Acquired	$4,450,138

The allocation of the purchase price of Fitters Sub is provisional as the Company is continuing to finalize the identification and measurement of acquired assets, including potential intangible assets. The Company expects to finalize the allocation of purchase price by the end of the calendar year.

Inventories, receivables, and other short-term assets and liabilities have been preliminarily valued at their historical carrying amounts, as the Company believes there are no material differences between those amounts and fair value. The Company similarly determined provisionally that fair value of the acquired property, plant, and equipment is materially the same as its historical carrying value as of the acquisition date.

The following unaudited pro forma information for the three and nine months ended September 30, 2025 and for the three and nine months ended September 30, 2024 gives effect to the Transaction as if it took place as of January 1, 2024, and combines the historical results of Fitters and the Company for each period. The pro forma results do not include any anticipated cost synergies or other effects of the combined Company. Accordingly, pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the dates indicated, nor are they indicative of the Company’s future operating results.

UNAUDITED SUPPLEMENTAL PRO FORMA INFORMATION FOR REVENUE AND EARNINGS

	Three Months Ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Pro forma revenue	$534	$466	$1,413	$1,366
Pro forma net loss	$(1,007)	$(1,934)	$(2,662)	$(8,214)
Pro forma net loss per share attributable to common shareholders	$(0.54)	$(43.28)	$(1.77)	$(493.42)

9. Non-Current Assets

The Company had $0 non-current assets as of September 30, 2025 and $0.4 million as of December 31, 2024. The balance at December 31, 2024 primarily comprised of deposits held by a contract research organization in relation to the Company’s clinical trials.

10. Accrued and Other Liabilities

Accrued and other current liabilities consisted of the following (in $000s):

	September 30,	December 31,
	2025	2024
Accrued research and development	$—	$1,299
Accrued legal and professional fees	475	87
Other current liabilities	59	283
	$534	$1,669

11. Leases

The Company currently has an operating lease liability relating to its facilities in Kuala Lumpur, Malaysia. The Company terminated its lease agreement for its previous headquarters in Berkely Heights, New Jersey, effective January 31, 2025. Following the acquisition of Fitters Sub on September 12, 2025, the Company has three additional facilities in Malaysia, all on short term lease agreements.

For the nine months ended September 30, 2025, and 2024, the Company recognized operating lease expenses of $6,631 and $57,178 respectively, including $2,166 and $9,097 respectively relating to short term lease agreements for facilities in Scotland and Malaysia. Cash payments made during the nine months ended September 30, 2025, and 2024 totaled $8,797 and $38,058, respectively, and were presented within cash outflows from operating activities. The remaining lease term as of September 30, 2025, is approximately 1.4 years for the Kuala Lumpur facility. The discount rate used by the Company in determining the lease liability was 12%.

Remaining lease payments for the facilities are as follows (in $000s):

2025	$9
2026	17
2027	2
Thereafter	—
Total future minimum lease obligation	$28

12. Stock Based Compensation

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the three and nine months ended September 30, 2025 and 2024 as shown in the following table (in $000s):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
General and administrative	$1	$101	$1,596	$421
Research and development	5	$6	83	78
Stock-based compensation costs	$6	$107	$1,679	$499

2018 Plan

In May 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), under which Cyclacel may make equity incentive grants to its officers, employees, directors and consultants. The 2018 Plan allows for various types of award grants, including stock options and restricted stock units.

On February 6, 2025, the Company’s stockholders approved an amendment to the 2018 Plan to reserve an additional 500,000 shares of Common Stock for issuance thereunder, which number would not be adjusted as a result of any current or future reverse stock split. On June 30, 2025, the Company’s stockholders approved another amendment to the 2018 Plan to reserve an additional 4,281,987 shares of Common Stock for issuance thereunder. As of September 30, 2025, the Company has reserved approximately 4,782,110 shares of the Company’s common stock under the 2018 Plan for future issuances.

Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant. Certain awards, though, vest immediately upon grant, including those granted in 2025, as discussed in further detail below.

2020 Inducement Equity Incentive Plan

In October 2020, the Inducement Equity Incentive Plan (the “Inducement Plan”), became effective. Under the Inducement Plan, Cyclacel may make equity incentive grants to new senior level Employees (persons to whom the Company may issue securities without stockholder approval). The Inducement Plan allows for the issuance of up to 55 shares of the Company’s common stock (or the equivalent of such number). As of September 30, 2025, no shares under the Inducement Plan were in issue, resulting in a remaining reserve of 55 shares.

Option Awards Granted Outside of the 2018 Plan and Inducement Plan

During February and March 2025, the Company issued stock option awards to employees and consultants outside of the 2018 Plan and the Inducement Plan. The shares underlying these options are not registered for resale. All of the options granted outside of the 2018 Plan and Inducement Plan vest immediately upon grant and can be exercised beginning three months from the recipient’s Termination Date through the expiry of the option awards, which is ten years from the grant date. The Termination Date is defined as the date on which an award recipient ceases to be an employee, director or consultant of the Company or of an Affiliate for any reason other than the death or disability, or termination of the recipient for cause.

Option Grants and Exercises

There were 24,812 options granted during the nine months ended September 30, 2025. Of these awards, 1,066 were issued under the 2018 Plan and the rest were issued outside of the 2018 Plan and the Inducement Plan. Options granted during the nine months ended September 30, 2025 had a grant date fair value ranging between $60.86 and $72.38 per option.

There were 52 options granted under the 2018 Plan during the nine months ended September 30, 2024. These options had a grant date fair value of $424.89 per option.

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718 using the following assumptions:

	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024
Expected term (years)	5 - 10	6
Risk free interest rate	4.060% – 4.250%	3.995%
Volatility	100% – 107%	93%
Expected dividend yield over expected term	0.00%	0.00%
Resulting weighted average grant date fair value	$70.79	$424.80

There were no stock options exercised during each of the nine months ended September 30, 2025 and 2024, respectively. The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur because the Company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income.

Outstanding Options

A summary of the share option activity and related information is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic
	Outstanding	Per Share	Term (Years)	Value ($000)
Options outstanding at December 31, 2024	494	$10,658.40	7.20	$—
Granted	24,812	$78.92	—	$—
Exercised	—	$—	—	$—
Cancelled/forfeited	(369)	$9,966.29	—	$—
Options outstanding at September 30, 2025	24,937	$104.31	9.38	$—

Unvested at September 30, 2025	20	$2,094.84	7.75	$—
Vested and exercisable at September 30, 2025	24,917	$102.72	9.38	$—

Restricted Stock Units

No restricted stock units were issued during the nine months ended September 30, 2025. The Company issued 52 restricted stock units during the nine months ended September 30, 2024. These restricted stock units vested monthly over a six-month service period. These restricted stock units were valued at $547.20 at the date of grant, which was equivalent to the market price of a share of the Company’s common stock on that date.

Seventy-one restricted stock units were issued in January 2023. These units vest on the third anniversary of their date of grant, or earlier if certain defined clinical trial related performance targets are met. A three-year vesting assumption was applied to these restricted stock units as satisfaction of the performance conditions is not probable at this time. Each restricted stock unit was valued at $3,240.00 at the date of grant, which was equivalent to the market price of a share of the Company’s common stock on that date. As of September 30, 2025, all but 10 of the original awards granted have been forfeited due to the recipient’s termination of service with the Company. In the nine months ended September 30, 2025, the Company reduced stock compensation cost, a component of selling general, and administrative expense, by approximately $61,000 as a result of forfeitures of these awards during that period.

The July 2025 Reverse Stock Split resulted in the effective cancellation of certain previously issued and outstanding restricted stock units. In the quarter ended June 30, 2025, the Company accelerated the recognition of any remaining unrecognized compensation expense upon the impending cancellation of those awards. This resulted in an approximately $1,000 charge during the nine months ended September 30, 2025.

Summarized information for restricted stock units as of September 30, 2025, is as follows:

Weighted
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Value Per Share

Unvested at September 30, 2025	10	$3,240.00

Vested at September 30, 2025	—	$-
	10	-

13. Stockholders’ Equity

Common Stock Equity Offerings

On June 20, 2025, Bio Green Med Solution, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Investors agreed to purchase an aggregate of 3,000,000 shares of Series F Convertible Preferred Stock (the “Series F Preferred Stock”) of the Company at a purchase price of $1.00 per share for aggregate gross proceeds of $3,000,000, subject to the terms and conditions of the Purchase Agreement. In connection with the transaction, the Company issued a series A common stock purchase warrant, series B common stock purchase warrant and series C common stock purchase warrant to each Investor (collectively, the “Warrants”). The proceeds of the transaction will be used for general corporate and operating purposes.

In sum, the Investors agreed to invest a total of $3,000,000 at the closing of the transactions under the Purchase Agreement in exchange for an aggregate of 3,000,000 shares of Series F Preferred Stock and 1,962,000 Warrants, which occurred on or about June 20, 2025 (the “Closing”).

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

The Common Warrants are exercisable immediately upon issuance at an exercise price of $326.40 per share. The Series A Warrants will expire five and one-half (5.5) years from the date of issuance and the Series B Warrants will expire eighteen months from the date of issuance. The Pre-Funded Warrants are exercisable immediately upon issuance at an exercise price of $0.024 per share and may be exercised at any time until the Pre-Funded Warrants are exercised in full. A holder of Pre-Funded Warrants or Common Warrants (together with its affiliates) may not exercise any portion of such warrants to the extent that the holder would own more than 4.99% (or, at the election of the holder 9.99%) of the Company’s outstanding common stock immediately after exercise.

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

Each of the instruments issued in the Private Placement were classified and recorded as part of shareholders’ equity (deficit). The amounts allocated to each issued security were based on their relative fair values, resulting in initial carrying values of the respective instruments as follows:

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

In determining the fair values of the Pre-Funded Warrants, Common Warrants, and Placement Agent Warrants, the Company used a Black-Scholes Option Pricing model with the following assumptions:

	Pre-Funded Warrants	Common Warrants	Placement Agent Warrants
Expected volatility	100%	103% - 121%	103%
Contractual term	1 year	1 ½ – 5 ½ years	5 ½ years
Risk-free interest rate	5.51%	4.57% - 5.51%	4.57%
Expected dividend yield	0%	0%	0%

The fair value of the common shares was determined using the closing price of the Company’s common stock as of May 2, 2024, which is the date that the Private Placement closed.

December 2023 Registered Direct Offering Securities Purchase Agreement

On December 21, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional investors (“Purchasers”). Pursuant to the Securities Purchase Agreement, the Company agreed to sell in a registered direct offering (“Registered Direct Offering”) 702 shares (“Shares”) of the Company’s common stock, $0.24 par value per share (“Common Stock”), and pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 915 shares of Common Stock. The Pre-Funded Warrants have an exercise price of $0.24 per share and can be exercised at any time after their original issuance until such Pre-Funded Warrants are exercised in full. Each Share was sold at an offering price of $795.60 and each Pre-Funded Warrant was sold at an offering price of $795.36 (equal to the purchase price per Share minus the exercise price of the Pre-Funded Warrant). The Pre-Funded Warrants have been included in the calculation of basic and diluted loss per share for all periods outstanding.

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

On December 21, 2023, in a separate concurrent insider private placement (the “Insider Private Placement”), the Company also entered into a Securities Purchase Agreement with certain of its executive officers (the “Insider Securities Purchase Agreement”) pursuant to which the Company agreed to sell in a private placement (i) 25 shares of Common Stock and warrants to purchase 25 shares of Common Stock on the same terms as the Common Warrants issued to the Purchasers in the Offerings to Spiro Rombotis, the Company’s then Chief Executive Officer, and (ii) 8 shares of Common Stock and warrants to purchase 8 shares of Common Stock on the same terms as the Common Warrants issued to the Purchasers in the Offerings to Paul McBarron, the Company’s then Executive Vice President-Finance, Chief Financial Officer and Chief Operating Officer. Each such share of Common Stock and accompanying warrant was sold at a purchase price of $795.60, which was the same purchase price for the Shares sold in the Registered Direct Offering.

Ladenburg Thalmann & Co. Inc. (the “Placement Agent”) acted as the exclusive placement agent for the Offerings, pursuant to a placement agency agreement (the “Placement Agency Agreement”), dated December 21, 2023, by and between the Company and the Placement Agent.

Pursuant to the Placement Agency Agreement, the Company paid the Placement Agent a cash placement fee equal to 8.0% of the aggregate gross proceeds raised in the Offerings from sales arranged for by the Placement Agent. Subject to certain conditions, the Company also agreed to reimburse all reasonable travel and other out-of-pocket expenses of the Placement Agent in connection with the Offerings, including but not limited to legal fees, up to a maximum of $85,000. In addition, the Placement Agent also received warrants that have substantially the same terms as the Warrants issued in the concurrent private placement to the Purchasers in the Offerings to purchase that number of shares of Common Stock equal to 6.0% of the aggregate number of shares of Common Stock and Prefunded Warrants sold in the Offerings, or an aggregate of 99 shares of Common Stock, at an exercise price of $994.50 per share (the “Placement Agent Warrants”). The Placement Agent Warrants became exercisable immediately following the date of issuance and will expire five years from issuance. The Placement Agency Agreement contains customary representations, warranties and agreements by the Company and customary conditions to closing. The Company has agreed to indemnify the Placement Agent against certain liabilities, including liabilities under the Securities Act, and liabilities arising from breaches of representations and warranties contained in the Placement Agency Agreement, or to contribute to payments that the Placement Agent may be required to make in respect of those liabilities.

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

The fair value of the shares of common stock was determined using the closing price of the Company’s common stock as of December 26, 2023, which is the date that the Offerings and the Insider Private Placement closed.

Warrants

June 2025 Warrants

As of September 30, 2025, warrants to purchase a total of 1,402,605 shares of common stock issued pursuant to a securities purchase agreement in a June 2025 financing transaction (the “June 2025 Securities Purchase Agreement”) remained outstanding.

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

As part of a warrant exchange agreement on September 4, 2025, a total of 559,395 Series C common stock purchase warrants were exchanged for the issuance of 559,395 shares of common stock. The Company recorded a deemed dividend of $1,494,000 representing the difference between the fair value of the common stock received and the fair value of the warrants exchanged as of the exchange date.

There were no exercise of warrants during the nine months ended September 30, 2025.

November 2024 Warrants (As Amended)

As of September 30, 2025, warrants to purchase a total of 0 shares of common stock issued pursuant to a securities purchase agreement in a November 2024 financing transaction (the “November 2024 Warrant Exercise and Reload Agreement”), and as amended in a January 2, 2025 Warrant Exchange Agreement, remained outstanding. A total of 82,816 warrants were issued pursuant to the November 2024 Warrant Exercise and Reload Agreement. This consisted of i) series C warrants to purchase up to 41,408 shares of common stock, exercisable immediately from the date of issuance for a period of five and one half (5.5) years after the date of issuance, at an exercise price of $99.60 per warrant share, ii) series D warrants to purchase up to 41,408 shares of common stock, exercisable immediately from the date of issuance for a period of eighteen months after the date of issuance, at an exercise price of $99.60 per warrant share.

All of the 82,816 warrants were exercised during the nine months ended September 30, 2025. Pursuant to the Warrant Exchange Agreement, and as consideration for the exchange of warrants, a cash payment of $1.1 million was made by the Company in May 2025.

April 2024 Warrants

As of September 30, 2025, warrants to purchase a total of 1,242 shares of common stock issued pursuant to a securities purchase agreement in an April 2024 financing transaction (the “April 2024 Securities Purchase Agreement”) remained outstanding. A total of 62,750 warrants were issued pursuant to the April 2024 Securities Purchase Agreement. This consisted of i) pre-funded warrants to purchase 20,100 of common stock, exercisable immediately from the date of issuance, and with no expiry date, at an exercise price of $0.24 per warrant share, ii) series A warrants to purchase up to 20,704 shares of common stock, exercisable immediately from the date of issuance for a period of five and one half (5.5) years after the date of issuance, at an exercise price of $326.40 per warrant share, iii) series B warrants to purchase up to 20,704 shares of common stock, exercisable immediately from the date of issuance for a period of eighteen months after the date of issuance, at an exercise price of $326.40 per warrant share. The 1,242 Placement Agent Warrants issued pursuant to the Engagement Letter with the placement agent, are exercisable immediately from the date of issuance for a period of five and one half (5.5) years after the date of issuance, at an exercise price of $124.512 per warrant share.

A total of 20,704 Series A warrants were exercised during the nine months ended September 30, 2025. A total of 2,871 pre-funded warrants were exercised during the nine months ended September 30, 2024.

December 2023 Warrants

As of September 30, 2025, warrants to purchase a total of 1,750 shares of common stock issued pursuant to a securities purchase agreement in a December 2023 financing transaction remained outstanding. A total of 1,651 warrants, including 33 warrants issued in a concurrent private placement, are exercisable immediately from the date of issuance for a period of seven years after the date of issuance, at an exercise price of $765.60 per warrant share. A further 99 warrants issued in a concurrent placement agency agreement are exercisable immediately from the date of issuance for a period of five years after the date of issuance, at an exercise price of $994.50 per warrant share.

There were no exercises of these warrants during the nine months ended September 30, 2025 or September 30, 2024.

December 2020 Warrants

As of September 30, 2025, warrants to purchase 186 shares of common stock issued pursuant to a securities purchase agreement in a December 2020 financing transaction remained outstanding (the “December 2020 Securities Purchase Agreement”). Each warrant shall be exercisable beginning on the 12-month anniversary of the date of issuance for a period of five years after the date of issuance, at an exercise price of $14,868 per warrant share. The exercise price of the warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the warrants. The warrants may be exercised on a “cashless” basis.

There were no exercises of these warrants during the nine months ended September 30, 2025 or September 30, 2024.

April 2020 Warrants

As of September 30, 2025, there were no warrants issued pursuant to a securities purchase agreement in connection with an April 2020 equity financing that remained outstanding. There were no exercises of these warrants during the nine months ended September 30, 2025 or September 30, 2024. The warrants expired in April 2025.

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

During the nine months ended September 30, 2025, all of the Series F preferred shares were converted into 654,000 shares of Common Stock. As of September 30, 2025, there were no remaining shares of the Series F Preferred Stock outstanding.

Series E Preferred Stock

A total of 1,000,000 shares of the Company’s Series E Preferred Stock were issued pursuant to a March 2025 Securities Purchase Agreement with certain accredited investors (the “Investors”). The Company received proceeds of $1.0 million, net of issuance costs.

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

During the nine months ended September 30, 2025, all of the Series E preferred shares were converted into 458,333 shares of Common Stock. As of September 30, 2025, there were no remaining shares of the Series E Preferred Stock outstanding.

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

On February 24, 2025, all of the Series C preferred shares were converted in conjunction with the Purchase Agreement. As of September 30, 2025, there were no remaining shares of the Series C Preferred Stock outstanding.

On February 24, 2025, 1,745,262 of the Series D preferred shares were converted in conjunction with the Purchase Agreement. On April 2, 2025, the remaining 354,738 Series D preferred shares were converted in conjunction with the Purchase Agreement. As of September 30, 2025, there were no remaining shares of the Series D Preferred Stock outstanding.

Series B Preferred Stock

A total of 237,745 shares of the Company’s Series B Preferred Stock were issued pursuant to a December 2020 Securities Purchase Agreement. Each share of Series B Preferred Stock was initially convertible into one third (1/3) of a share of common stock (the “Conversion Shares”), subject to adjustment in accordance with the Certificate of Designation.

During the year ended December 31, 2024, 119,000 shares of Series B Preferred Stock were converted, at the option of the holder, into 165 shares of common stock. As of September 30, 2025, there were no remaining shares of the Series B Preferred Stock outstanding.

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

As of September 30, 2025 and December 31, 2024, 264 shares of the Series A Preferred Stock remain issued and outstanding. The 264 shares of Series A Preferred Stock issued and outstanding at September 30, 2025, are convertible into 2 shares of common stock.

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

6% Convertible Exchangeable Preferred Stock

As of September 30, 2025, there were 135,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (the “6% Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the 6% Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the 6% Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. The 6% Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends. As of September 30, 2025, there were no accrued and unpaid dividends.

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

14. Subsequent Events

Sale of Asset

On October 6, 2025, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Tethra Biosciences Inc., a Delaware corporation (the “Buyer”). Under the terms of the Purchase Agreement, the Company agreed to sell, and the Buyer agreed to purchase, certain assets, including all patent rights (the “Assets”) of the Company related to Plogosertib, a polo-like kinase 1 (PLK 1) inhibitor for treatment of advanced cancers and hematological malignancies (“Plogo”), for a purchase price of $300,000, plus a further potential Milestone payment (as defined in the Purchase Agreement) of $170,000.

Dividends on 6% Preferred Stock

On October 7, 2025, the board of directors of the Company declared a quarterly cash dividend on the Company’s 6% Convertible Exchangeable Preferred Stock scheduled for November 1, 2025. The cash dividend was paid on November 1, 2025, to Preferred Stock stockholders of record as of the close of business on October 20, 2025. The Board of Directors will continue to evaluate the payment of a quarterly cash dividend on a quarterly basis.

Warrant Exchange Agreement

On November 5, 2025, the Company entered into a Warrant Exchange Agreement (the “Exchange Agreement”) with certain accredited investors (the “Holders”) of certain existing warrants (the “Exchanged Warrants”) to purchase an aggregate of 1,402,605 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The Exchanged Warrants were originally issued pursuant to a securities purchase agreement, dated as of June 20, 2025 by and between the Company and each Holder. Pursuant to the Exchange Agreement, the Company agreed to exchange with the Holders, respectively, the Exchanged Warrants for an aggregate of 1,402,605 shares of Common Stock (the “New Shares”).

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2024, as updated and supplemented by Part II, Item 1A, entitled “Risk Factors,” of our Quarterly Reports on Form 10-Q, and elsewhere in this report. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, “BGMS,” the “Company,” “we,” “us,” and “our” refer to Bio Green Med Solution, Inc.

Overview

We are a diversified company that was formerly engaged in the biopharmaceutical industry but, as of September 2025, have pivoted our operations to focus on fire safety protection and distribution activities. Specifically, on September 12, 2025, we expanded our business portfolio through the integration of Fitters Sdn. Bhd., a Malaysia-based group specializing in fire protection products and services. Headquartered in Malaysia, Bio Green Med Solution, Inc. is focused on advancing opportunities across these distinct sectors while maintaining its commitment to driving long-term value creation for shareholders. We reported revenues of $81,000 for the nine months ended September 30, 2025 following the acquisition of Fitters. Following the full integration of Fitters Sdn. Bhd., as a wholly owned subsidiary, we anticipate seeing growth in revenues during the fourth quarter of this year.

On January 24, 2025, the Company’s wholly owned United Kingdom subsidiary, Cyclacel Limited, entered into a creditors voluntary liquidation. Upon the commencement of the liquidation of Cyclacel Limited, the Company lost operational and strategic control over Cyclacel Limited, and the financial results of Cyclacel Limited have been deconsolidated from Company as of January 24, 2025. The deconsolidation of the subsidiary resulted in a gain on deconsolidation of approximately $5.0 million shown as other income within the income statement for the period.

In early October 2025, as part of the Company’s efforts to reduce future operating costs, the Company decided to sell its bio-pharmaceutical asset plogosertib (“Plogo”) for $0.3 million, plus the potential for a further potential payment of $170,000 if certain development milestones are met.

The Company will continue to focus on its strategy to explore, identify and diversify its portfolio of business assets.

Going Concern

For the nine months ended September 30, 2025, we used net cash of $4.7 million to fund our operating activities. We have cash and cash equivalents of $3.8 million as of September 30, 2025, which will allow us to meet our liquidity requirements into the first quarter of 2026. However, there remains substantial doubt about our ability to continue as a going concern. We are currently investigating ways to raise additional capital through private equity financing or by entering into a strategic transaction. In the event that we are not able to secure funding, we may be forced to curtail operations, delay or stop ongoing development activities, cease operations altogether, and/or file for bankruptcy.

On February 25, 2025, Nasdaq notified us that we have regained compliance with the equity requirement in Listing Rule 5550(b)(1) (the “Equity Rule”), as required by the Nasdaq Hearing Panel’s decision dated October 22, 2024. Following our regaining compliance with the Equity Rule, pursuant to the Nasdaq notice on February 25, 2025, we will be subject to a Mandatory Panel Monitor for a period of one year until February 25, 2026 pursuant to Listing Rule 5815(d)(4)(B).

There is substantial doubt that we can continue as an on-going business for the next twelve months. This is because we have not generated any bio-pharmaceutical related revenues and no bio-pharmaceutical related revenues are anticipated for the foreseeable future. Although we expect our newly acquired subsidiary, Fitters Sdn. Bhd., to be profitable, it is yet to be determined if profits from this division can sustain the entire group. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our business plan.

As a result of the current economic environment, characterized by a global growth slowdown with risks tilted to the downside, and our lack of funding to implement our business plan, our Board of Directors has begun to analyze strategic alternatives available to the Company to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

Although our Board of Directors’ preference would be to obtain additional funding to implement our business plan, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders. Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly listed company, thereby providing a transaction partner access to the public marketplace to raise capital.

We plan to acquire complimentary industrial businesses and assets focusing on core manufacturers and suppliers of specific bulk commodity minerals and chemicals distributed to the global manufacturer industry. Our consolidation strategy is to assemble a portfolio of mature and value-add industrial commodities businesses to generate a large portfolio of products and services addressing a common and stable customer base. We believe that smaller, legacy-owned industrial companies will benefit from economies of scale and professional asset allocation. Our acquisition strategy seeks to capitalize on the price differential between public company and private company valuations, while also providing the platform to access capital markets and professional management oversight.

In many instances, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. We will to some extent be dependent upon the management of a business opportunity to identify such problems and to implement or be primarily responsible for the implementation of required changes. We will not acquire or merge with any company for which audited financial statements could not be obtained. Nonetheless, it may be anticipated that any opportunity in which we determine to participate would present certain risks to our shareholders. Risks might include the track record of management’s effectiveness, failures to establish a consistent market for products or services, development stage, or to realize profits. Many more of these risks may not be adequately identified prior to the selection of a specific opportunity, and our shareholders must, therefore, depend on the ability of management to identify and evaluate such risks as such become evident.

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

We will not be able to develop any identified business opportunities without additional financing. Our board of directors and management are actively pursuing financing to maintain operations while we evaluate potential businesses. To obtain such financing, we may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another entity or may purchase the stock or assets of an existing business. In the event a merger or acquisition were to occur, our shareholders would in all likelihood hold a lesser percentage ownership interest in the Company following such merger or acquisition. The percentage ownership of existing shareholders may be subject to a significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant substantial dilutive effect on the percentage of shares held by the Company’s present shareholders.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of September 30, 2025 and 2024 (in $000s):

	September 30,
	2025	2024
Cash and cash equivalents	$3,838	$2,982
Working capital:
Current assets	$6,444	$4,913
Current liabilities	(1,002)	(6,351)
Total working capital deficit	$5,442	$(1,438)

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments and licensing revenue. We have incurred significant losses since our inception. As of September 30, 2025, we had an accumulated deficit of $444.3 million.

Cash Flows

Cash from operating, investing and financing activities for the nine months ended September 30, 2025 and 2024 is summarized as follows (in $000s):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(4,737)	$(6,634)
Net cash used in investing activities	—	—
Net cash provided by financing activities	5,523	6,209

Operating activities

Net cash used in operating activities decreased by $1.9 million, from $6.6 million for the nine months ended September 30, 2024 to $4.7 million for the nine months ended September 30, 2025. The decrease in cash used by operating activities was primarily due to a decrease in net loss of $5.8 million, offset by changes in our working capital.

Investing activities

Net cash used by investing activities was $0 for each of the nine months ended September 30, 2025 and 2024.

Financing activities

Net cash provided by financing activities was $5.5 million for the nine months ended September 30, 2025 as a direct result of receiving approximately $6.6 million, net of expenses, from the issuance of preferred stock under Securities Purchase Agreements following a change of control of the Company. This was offset by a payment of $1.1 million under the November 2024 Warrant Exchange Agreement, as amended.

Net cash used in financing activities was $6.2 million for the nine months ended September 30, 2024 a direct result of receiving approximately $6.2 million, net of expenses, from the issuance of common stock and warrants under a Securities Purchase Agreement with an institutional investor.

Funding Requirements and Going Concern

We do not currently have sufficient funds to sustain our operations to one year after the date that the financial statements are issued. Current business and capital market risks could have a detrimental effect on the availability of sources of funding and our ability to access them in the future.

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

Results of Operations

Nine Months Ended September 30, 2025 and 2024

Revenues

We recognized $81,000 of revenue for the three and nine months ended September 30, 2025 and $10,000 and $43,000 of revenue for the three and nine months ended September 30, 2024, respectively. Revenue recognized in the current periods relate to product revenues from sales of fire safety equipment and services within the newly acquired Malaysian-based subsidiary Fitters Sdn. Bhd. Revenue recognized in the prior periods related to recovery of clinical manufacturing costs associated with an investigator sponsored study managed by Cedars-Sinai Medical Center.

	Three Months Ended				Nine Months Ended
	September 30,		Difference		September 30,		Difference
	2025	2024	$	%	2025	2024	$	%
Product sales – fire safety	$81	$—	$81	—	$81	$—	$81	—
Clinical trial supply	—	10	(10)	(100)	—	43	(43)	(100)
Total revenue	$81	$10	$71	(100)	$81	$43	$38	88

We do not expect to report revenue from research and development activities for the foreseeable future. However, following the full integration of Fitters Sdn. Bhd., as a wholly owned subsidiary, we anticipate seeing growth in revenues during the fourth quarter of this year.

Cost of sales

We recognized $64,000 cost of sales for the three and nine months ended September 30, 2025 and $0 for the three and nine months ended September 30, 2024. This cost of sales is related to product revenue generated by Fitters Sdn. Bhd., our newly acquired Malaysian based subsidiary specializing in fire safety products and services.

	Three Months Ended				Nine Months Ended
	September 30,		Difference		September 30,		Difference
	2025	2024	$	%	2025	2024	$	%
Total cost of sales	$64	$—	$64	100	$—	$—	$—	—

We expect to report increased cost of sales expenditures during the fourth quarter of this year.

Research and Development Expenses

From our inception through early 2025, we focused on drug discovery and development programs, with a particular emphasis on orally available anticancer agents. Historically, our research and development expenses have represented costs incurred to discover and develop novel small molecule therapeutics.

The following table provides information with respect to our research and development expenditures for the three and nine months ended September 30, 2025 and 2024 (in $000s except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Difference		September 30,		Difference
	2025	2024	$	%	2025	2024	$	%
Transcriptional Regulation (fadraciclib)	$—	$884	$(884)	(100)	$389	$4,128	$(3,739)	(91)
Anti-mitotic (plogo)	—	116	(116)	(100)	423	1,582	(1,159)	(73)
Other research and development expenses	5	(50)	55	(110)	83	65	18	28
Total research and development expenses	$5	$950	$(945)	(99)	$895	$5,775	$(4,880)	(85)

Total research and development expenses represented under 12% and 57% of our operating expenses for the nine months ended September 30, 2025 and 2024, respectively.

Research and development expenses decreased by $4.9 million from $5.8 million for the nine months ended September 30, 2024 to $0.9 million for the nine months ended September 30, 2025. Expenditure for the transcriptional regulation program ceased as a result of the Company’s UK subsidiary, Cyclacel Limited, being liquidated on January 24, 2025. Research and development expenses relating to plogosertib decreased by $1.2 million relative to the respective comparative period while we paused our clinical trials and explored alternative salt, oral formulation with improved bioavailability.

The future

Following the liquidation of the Cyclacel Limited, and therefore the loss of ownership of our transcriptional regulation program, coupled with the sale of our remaining anti-mitotic asset, plogosertib in early October 2025, we do not expect to incur material research and development expenditures prospectively.

General and Administrative Expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three and nine months ended September 30, 2025 and 2024 (in $000s except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Difference		September 30,		Difference
	2025	2024	$	%	2025	2024	$	%
Total general and administrative expenses	$1,004	$1,237	$(233)	(19)	$6,467	$4,444	$2,023	46

Total general and administrative expenses represented 87% and 43% of our operating expenses for the nine months ended September 30, 2025 and 2024, respectively.

General and administrative expenses increased by approximately $2.0 million from $4.4 million for the nine months ended September 30, 2024 to $6.5 million for the nine months ended September 30, 2025, due to several one-time costs associated with the two changes of control of the Company; primarily stock compensation expense of $1.3 million, D&O insurance costs of $0.7 million, and compensation expense of $0.3 million.

The future

We expect general and administrative expenditures for the year ended December 31, 2025 to be higher than our expenditures for the year ended December 31, 2024, due to the various one-time costs associated with the two changes of control of the Company during the first half of the current year. Furthermore, we anticipate our overall expenditures to increase modestly during the fourth quarter of this year following the full integration of Fitters Sdn. Bhd.

Other (expense) income, net

The following table summarizes other (expense) income, net for the three and nine months ended September 30, 2025 and 2024 (in $000 except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Difference		September 30,		Difference
	2025	2024	$	%	2025	2024	$	%
Foreign exchange losses	$(14)	$2	$(16)	(800)	$(25)	$6	$(31)	(517)
Interest income	9	8	1	13	17	(18)	35	(194)
Gain on deconsolidation of subsidiary	—	—	—	—	4,947	—	4,947	—
Other income, net	9	—	9	—	21	52	(31)	(60)
Total other income (expense), net	$4	10	$(6)	(60)	$4,960	40	$4,920	12,300

Total other income increased by 4.9 million from $40,000 for the nine months ended September 30, 2024 to $5.0 million for the nine months ended September 30, 2025. The liquidation of our formerly wholly owned subsidiary and the subsequent deconsolidation thereof in January 2025 resulted in a $4.9 million gain on deconsolidation. Other income for the nine months ended September 30, 2025 relates to royalties receivable under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by us in March 2006) sold certain assets and intellectual property to ThermoFisher Scientific Company, or TSC (formerly Invitrogen Corporation) through the APA and other related agreements. The assets and technology were not part of our product development plan following the transaction between Xcyte and Cyclacel in March 2006. Accordingly, we presented $2,000 and $52,000 as other income arising from royalties from the APA during each of the nine months ended September 30, 2025 and 2024, respectively.

Foreign exchange gains (losses)

Foreign exchange losses increased by $31,000, from a gain of $6,000 for the nine months ended September 30, 2024, to a loss of $25,000 for the nine months ended September 30, 2025.

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

The following table summarizes total income tax benefit for the three and nine months ended September 30, 2025 and 2024 (in $000s except percentages):

	Nine Months Ended				Nine Months Ended
	September 30,		Difference		September 30,		Difference
	2025	2024	$	%	2025	2024	$	%
Income tax benefit / (charge)	$—	$210	$(210)	(100)	$(2)	$1,976	$(1,978)	(100)
Total income tax benefit / (charge)	$—	$210	$(210)	(100)	$(2)	$1,976	$(1,978)	(100)

The total income tax charge was $2,000 during the nine months ended September 30, 2025, compared to tax benefit of $2.0 million for the nine months ended September 30, 2024 which comprised of research and development tax credits recoverable, following the liquidation of the UK Subsidiary and the subsequent loss of eligibility for recoverable tax credits as a result thereof. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year and the availability of trading losses.

The future

Following the liquidation of the UK Subsidiary, we are no longer eligible to receive United Kingdom research and development tax credits for the year ending December 31, 2025.

Critical Accounting Policies and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2024 and Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide information in response to this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of September 30, 2025, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Following the acquisition of Fitters Sdn. Bhd. on September 12, 2025, there have been some changes in internal control over financial reporting. However, these changes have not materially affected our internal controls over financial reporting for the quarter ended September 30, 2025. As we progress with our integration of Fitters, we will continue to evaluate our internal controls processes to ascertain if any changes have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings

On August 6, 2025, David Lazar, a minority shareholder, filed a complaint in the United States District Court Southern District of New York against Bio Green Med Solution, Inc. and Datuk Dr. Doris Wong Sing Ee, the Company’s Chief Executive Officer and majority shareholder. The complaint alleges three causes of action: (1) breach of fiduciary duty (against Company and Datuk Dr. Wong); (2) minority shareholder oppression (against Datuk Dr. Wong); and (3) breach of contract (against Datuk Dr. Wong). The complaint requested damages in the amount of $11,882,683.45 for the first and second causes of action, $629,501.36 for the third cause of action, pre-judgment and post-judgment interest, and attorneys’ fees. The Company believed the claims to be meritless and intended to vigorously defend the lawsuit. On August 22, 2025, Plaintiff voluntarily dismissed the complaint without prejudice which concluded this action.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the sections titled sections titled “Risk Factors Summary” and “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on April 2, 2025 (the “2024 Form 10-K”), which could materially affect our business, financial condition or future results. The risk factors disclosure in the 2024 Form 10-K is qualified by the information in this Quarterly Report on Form 10-Q. The risks described in the 2024 Form 10–K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. The risk factors set forth below represent new risk factors or those containing changes to the similarly titled risk factor included in “Item 1.A Risk Factors” of the 2024 Form 10-K.

We issued a significant number of shares as consideration for the Transaction, which has diluted existing stockholders and may depress the market price of our common stock. On May 6, 2025, and as amended on July 7, 2025, the Company entered into an Exchange Agreement (collectively, the “Exchange Agreement”) with FITTERS Diversified Berhad (9318.KL; “FITTERS”), an investment holding company engaged, through its subsidiaries, in the business of the sale of fire safety materials, equipment and fire prevention systems, “Waste-To-Resource” services and real estate development and construction. On September 12, 2025, the Company completed the transaction contemplated by the Exchange Agreement and Fitters Sdn. Bhd., a Malaysia-based private limited company (“Fitters Sub”) became a wholly-owned subsidiary of the Company. As part of the Transaction, the Company issued shares of its common stock representing approximately 19.99% of our outstanding common stock immediately prior to closing to FITTERS. This issuance has diluted the ownership interests of our existing stockholders. The issuance has also increased the number of shares available for trading, which may create selling pressure and could depress the market price of our common stock.

The recipient of the newly issued shares now holds a significant minority position and may exert influence over matters requiring stockholder approval, which could conflict with the interests of our other stockholders. As a result of the Transaction consideration structure, FITTERS or its designees hold a significant minority stake in the Company. This level of ownership may allow such holder to influence the outcome of matters submitted to stockholders, including the election of directors and the approval of strategic transactions. The interests of this holder may diverge from, and may conflict with, the interests of our other stockholders, which could affect corporate governance, strategic direction and our ability to pursue certain transactions or financing alternatives.

We may not realize the anticipated benefits of the Transaction within the expected time frame, or at all. The success of the Transaction will depend, in part, on our ability to integrate Fitters Sub efficiently and effectively, retain key personnel, maintain relationships with customers and suppliers, and achieve the expected strategic, operational and financial synergies. The integration process may be complex, time-consuming and expensive, and may disrupt our existing business and Fitters Sub. We may experience challenges related to systems integration, process alignment, cultural differences, retention of employees, conflicting priorities, diversion of management attention and the coordination of geographically dispersed operations. If we are unable to successfully integrate Fitters Sub, or if Fitters Sub underperforms relative to our expectations, we may not realize the anticipated benefits of the Transaction, which could adversely affect our business, financial condition and results of operations.

The Transaction may expose us to unknown or contingent liabilities, which could adversely affect our business and financial condition. Fitters Sub may have liabilities that we failed to discover or were unable to quantify in our due diligence, including liabilities for tax, regulatory compliance, product warranties, intellectual property, environmental matters, cybersecurity and data privacy, employment and pension obligations, contract disputes and litigation. Unexpected liabilities could result in additional costs, increased reserves, reduced cash flows and harm to our reputation.

Purchase accounting and related fair value measurements may increase volatility in our reported results and could lead to significant non-cash charges, including potential goodwill impairment. We are required to apply the acquisition method of accounting under accounting principles generally accepted in the United States, or “U.S. GAAP” to the Transaction, which involves identifying and valuing acquired assets and assumed liabilities, including intangible assets, as of the closing date and during the measurement period. These valuations are complex and involve significant judgment and assumptions, including forecasted revenues, margins, customer attrition, discount rates and useful lives. Changes in estimates during the measurement period or thereafter could result in adjustments to the carrying values of assets and liabilities, amortization expense and contingent consideration remeasurement gains or losses, which may cause volatility in our reported results. If the performance of Fitters Sub or macroeconomic conditions deteriorate relative to our expectations, we may be required to record impairment charges to goodwill or other intangible assets, which could be material and adversely affect our results of operations.

The Transaction may increase our exposure to regulatory, compliance, cybersecurity and data privacy risks, including in jurisdictions or industries where we have limited prior experience. Fitters Sub operates in different markets from the Company and may subject the Company to regulatory regimes, licensing requirements, industry standards and data protection obligations that differ from or are more stringent than those applicable to our pre-existing operations. Integrating compliance programs, controls and information security measures may be challenging and costly, and we may face increased scrutiny from regulators, auditors and customers. Any failure to comply with applicable laws and regulations, to remediate identified control deficiencies or to prevent security incidents or data breaches could result in fines, penalties, remediation costs, litigation, reputational damage and the loss of customers.

Integration of Fitters Sub increases the complexity of our internal controls over financial reporting; any failure to maintain effective controls could result in errors, misstatements or regulatory scrutiny. As we integrate Fitters Sub, we must design and implement internal controls, disclosure controls and procedures that are appropriate for the combined enterprise. This integration can be resource-intensive and may expose gaps or weaknesses in controls, particularly where Fitters Sub previously had different systems, processes or control environments. If we identify a material weakness or significant deficiency, or if we otherwise fail to maintain effective internal control over financial reporting, we could experience errors in financial reporting, restatements, delayed filings, increased audit and compliance costs, loss of investor confidence and a decline in our stock price.

The Transaction and associated equity issuance may limit our strategic flexibility and increase our financing risks. The consideration structure and integration commitments may restrict our ability to pursue other strategic transactions, share repurchases or capital allocation priorities. If the Transaction does not generate anticipated cash flows, we may need to obtain additional financing to support ongoing operations or integration efforts. Market conditions, our leverage profile, investor perceptions and any covenants in our credit facilities could limit our access to capital or increase our cost of capital. Any such limitations could constrain our growth initiatives and adversely affect our business.

Significant resales of our common stock by FITTERS or its affiliates, or the perception that such resales could occur, may adversely affect the market price of our common stock. Following the Transaction, FITTERS or its affiliates hold a substantial block of our common stock. If these stockholders sell a significant number of shares in a short period of time, or if the market perceives that such sales may occur upon expiration of any lock-up, leak-out or contractual restrictions, the market price of our common stock could decline. In addition, if we have agreed to provide registration rights to such holders, the filing of a resale registration statement could increase the likelihood of sales and create an overhang on our common stock.

We may face litigation, regulatory inquiries or disputes arising from the Transaction, which could be costly, time-consuming and disruptive. Stockholders, counterparties, employees, customers or other stakeholders may challenge aspects of the Transaction, including its terms, disclosures, integration processes or effects on stakeholders. We also may have disputes with the seller regarding purchase price adjustments, representations and warranties, indemnification obligations, earn-out calculations and other post-closing matters. Any litigation, arbitration or regulatory inquiry could result in significant costs, diversion of management attention, reputational harm, and, if resolved adversely, monetary damages or other remedies.

Adverse tax consequences resulting from the Transaction could increase our tax expense and reduce our cash flows. The tax treatment of the Transaction and related transactions is complex and depends on our and Fitters Sub’s facts and circumstances. We may incur unexpected tax liabilities, lose tax attributes, or face limitations on the use of net operating losses or credits. Changes in tax laws, regulations or interpretations, or in the jurisdictions in which we operate post-Acquisition, could further increase our tax expense. Any of these outcomes could adversely affect our net income and cash flows.

The combined company may be more exposed to macroeconomic, industry-specific and geographic risks than our legacy business. Fitters Sub operates in different markets from the Company and may subject the Company to different demand cycles, pricing dynamics, competitive pressures, supply chain constraints or geopolitical risks than the Company’s historical operations. As a result, the Company’s overall risk profile may change, and its results of operations may become more sensitive to factors beyond its prior experience, including fluctuations in input costs, customer concentration, regulatory changes, foreign exchange rates and geopolitical events.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number		Description
31.1*		Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		The following materials from Bio Green Med Solution, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.
104		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

	*	Filed herewith.
	#	Management contract or compensatory plans or agreements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

BIO GREEN MED SOLUTION, INC.

Date: November 13, 2025	By:	/s/ Datuk Dr. Doris Wong
Datuk Dr. Doris Wong
Chief Executive Officer and Executive Director

