Form 10-K/A
period 2024-12-31
Bio Green Med Solution, Inc.
filed 2025-11-26
CIK 1130166

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒No

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), as of June 30, 2024 (based upon the closing sale price of $388.80 of such shares on The NASDAQ Capital Market on June 30, 2024), the last business day of the registrant’s most recently completed second fiscal quarter, was $2,523,882.

As of March 27, 2025, there were 863,901 shares of the registrant’s common stock outstanding.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Cyclacel Pharmaceuticals, Inc. (the “Company”) for the fiscal year ended December 31, 2024, as originally filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2025 (the “Original 10-K”). The purpose of this Amendment is to incorporate the report of the current independent registered public accounting firm following their re-audit of both the full year 2024 and 2023 financial periods. The re-audit of these periods was conducted at the request of management to bring about efficiencies and future cost savings by placing reliance on a single audit firm to provide auditor consents for future registration statements and similar filings.

In addition, except as otherwise indicated, all information in this Amendment assumes a 1-for-16 stock split effective May 7, 2025 of the outstanding common stock of the Company and a 1-for-15 stock split effective July 2, 2025 of the outstanding common stock of the Company.

Furthermore, on September 12, 2025, the Company changed its name to Bio Green Med Solution Inc. and this Amendment is being filed under this new name. However, all Company name references within this document remain as Cyclacel Pharmaceuticals, Inc.

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the dates described in the Original 10-K, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original 10-K, as information in such filings may update or supersede certain information contained in this Amendment. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Item 12 of the Original 10-K is hereby amended and restated in its entirety and new certifications by our principal executive officer and principal financial officer required by Rule 13a-14(a) under the Exchange Act are also being filed as exhibits to this Amendment. This Amendment speaks as of the filing date of the Original 10-K, does not reflect events that may have occurred subsequent such date, and does not amend or otherwise update any other information in the Original 10-K. Accordingly, this Amendment should be read in conjunction with the Original 10-K and with our filings with the SEC subsequent to the Original 10-K.

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

For example, in the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act and its implementing regulations. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following:

●	completion of extensive nonclinical laboratory tests, which may include animal studies and formulation studies, all performed in accordance with the FDA’s good laboratory practice, or GLP, regulations;

●	submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;

●	approval by an Institutional Review Board (“IRB”) or ethics committee at each clinical site before the trial is initiated at such sites;

●	performance of adequate and well-controlled clinical trials in accordance with good clinical practice, or GCP, and other clinical-trial related regulations to establish the safety and efficacy of the drug candidate for each proposed indication;

●	preparation and submission of a new drug application (“NDA”), to the FDA;

●	a determination by the FDA within 60 days of its receipt of an NDA to file the application for review;

●	satisfactory completion of an FDA Advisory Committee review, if applicable;

●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product is produced to assess compliance with current good manufacturing practice requirements, or cGMP, regulations;

●	potential audit of selected clinical trial sites to assess compliance with GCP and the integrity of the clinical data submitted in support of the NDA; and

●	FDA review and approval of the NDA to permit commercial marketing of the drug product for particular approved indications for use in the United States.

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

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for our product candidate must meet applicable cGMP requirements to the FDA’s or comparable foreign regulatory authorities’ satisfaction before any product is approved and our commercial products can be manufactured. We rely, and expect to continue to rely, on third parties for the production of clinical (and ultimately commercial) quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic prescheduled or unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Future inspections by the FDA and other regulatory agencies may identify compliance issues at the facilities of our CMOs that may disrupt production or distribution or require substantial resources to correct. In addition, the discovery of conditions that violate these rules, including failure to conform to cGMPs, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including voluntary recall and regulatory sanctions as described below.

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

On March 24, 2025, we had approximately 14 registered holders of record of our 863,901 shares of common stock outstanding. On March 24, 2025, the closing sale price of our common stock as reported by Nasdaq was $76.80 per share.

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

Agreements to Sell Securities

On November 13, 2024, Cyclacel Pharmaceuticals, Inc. (the “Company”) entered into a letter agreement (the “Warrant Exercise and Reload Agreement”) with the holder (the “Holder”) of its issued and outstanding Series B Warrants (the “Prior Warrants”) to purchase an aggregate of 20,703 shares of common stock of the Company offering the Holder the opportunity to exercise all of its Prior Warrants for cash at a reduced exercise price equal to $99.60 per share provided the Prior Warrants were exercised in full for cash on or before 12:30 P.M. Eastern Time on the date of the Warrant Exercise and Reload Agreement. In consideration for the exercise of the Prior Warrants, the Holder received new unregistered Series C Warrants (the “Series C Warrants”) exercisable for up to an aggregate of 41,407 shares of common stock (the “Series C Warrant Shares”) and new unregistered Series D Warrants (the “Series D Warrants” and, together with the Series C Warrants, the “New Warrants”) exercisable for up to an aggregate of 41,407 shares of common stock (the “Series D Warrant Shares” and, together with the Series C Warrant Shares, the “New Warrant Shares”). The Series C Warrants are exercisable beginning on the date upon which the Company receives stockholder approval of the issuance of the New Warrant Shares and the Placement Agent Warrant Shares (the “Stockholder Approval Date”) for a period of five and one-half (5.5) years following the Stockholder Approval Date and the Series D Warrants are exercisable beginning on the Stockholder Approval Date for a period of eighteen (18) months following the Stockholder Approval Date. The New Warrants each have an exercise price of $99.60 per share. The shares of common stock issued upon exercise of the Prior Warrants are registered pursuant to an effective registration statement on Form S-1 (No. 333-279157).

On April 30, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”) for the issuance and sale in a private placement (the “Private Placement”) of (i) 604 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to 20,099 shares of common stock (the “Pre-Funded Warrants”), (iii) series A warrants to purchase up to 20,703 shares of common stock (the “Series A Warrants”), and (iv) series B warrants to purchase up to 20,703 shares of common stock (the “Series B Warrants” and together with the Series A Warrants, the “Common Warrants”). The purchase price of each share of common stock and associated Common Warrants was $386.40 and the purchase price of each Pre-Funded Warrant and associated Common Warrants was $386.38.

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

On December 21, 2023, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional investors (the “Purchasers”). Pursuant to the Securities Purchase Agreement, we agreed to sell in a registered direct offering (“Registered Direct Offering”) 702 shares (“Shares”) of our common stock and pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 915 shares of common stock. The Pre-Funded Warrants have an exercise price of $0.24 per share and are immediately exercisable and can be exercised at any time after their original issuance until such Pre-Funded Warrants are exercised in full. Each Share was sold at a price of $795.60 and each Pre-Funded Warrant was sold at a price of $795.36 (equal to the purchase price per Share minus the exercise price of the Pre-Funded Warrant).

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

On December 21, 2023, in a separate concurrent insider private placement (the “Insider Private Placement”), we also entered into a Securities Purchase Agreement with certain of our executive officers (the “Insider Securities Purchase Agreement”) pursuant to which we agreed to sell in a private placement (i) 25 shares of common stock and warrants to purchase 25 shares of common stock on the same terms as the Common Warrants issued to the Purchasers in the Offerings to Spiro Rombotis, our Chief Executive Officer, and (ii) 7 shares of common stock and warrants to purchase 7 shares of common stock on the same terms as the Common Warrants issued to the Purchasers in the Offerings to Paul McBarron, our Executive Vice President-Finance, Chief Financial Officer and Chief Operating Officer. Each such share of common stock and accompanying warrant was sold at a purchase price of $795.60, which was the same purchase price for the Shares sold in the Registered Direct Offering.

On August 12, 2021, we entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which we could issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million through Cantor as the sales agent. Cantor could sell our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act.

On August 12, 2022, we became aware that the shelf registration statement on Form S-3 (file number 333-231923) (the “Registration Statement”) associated with this Sales Agreement had expired on June 21, 2022. Prior to becoming aware of the expiration, but following the expiration, we sold an aggregate of 551 shares of our common stock at market prices for aggregate proceeds of approximately $2,721,187. The sale of these shares were subject to potential rescission rights by certain stockholders. As a result of these rescission rights, we classified 865 shares (including 313 previously issued and outstanding shares sold for which the Company did not receive proceeds and which were reclassified to temporary equity as of September 30, 2022), with an aggregate redemption value of $4,494,496 of our common stock as stock outside stockholders equity. We also restated our loss per share as a result of $135,000 of associated fees not initially accounted for as accretion to the maximum redemption amount of the shares subject to potential rescission. During the third quarter of 2023, upon expiration of the rescission rights and with no claims or demands to exercise such rights, we reclassified all 865 shares back to permanent equity. In all periods presented, the shares subject to the rescission rights were treated as issued and outstanding for purposes of earnings per share and general financial reporting.

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

Financing activities

Net cash provided by financing activities was $7.8 million for the year ended December 31, 2024 as a direct result of receiving approximately:

-	$6.2 million, net of expenses, from the issuance of common stock and warrants under a Securities Purchase Agreement with an institutional investor,

-	$1.6 million in net proceeds from a warrant exercise and reload agreement

Net cash provided by financing activities was $0.8 million for the year ended December 31, 2023 as a direct result of receiving approximately:

-	$1.0 million in net proceeds from the issuance of common stock and pre-funded warrants pursuant to the Registered Direct Offering,

-	offset by dividend payments of approximately $0.2 million to the holders of our 6% Convertible Exchangeable Preferred Stock in 2023 that were not paid in 2024.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of December 31, 2024 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating Lease Obligations (1)	$5	$5	$—	$—	$—

(1)	Operating lease obligations relates to leasing office space at our Berkeley Heights, New Jersey location. The lease for our Berkeley Heights location, which was entered into in April 2022, has been terminated, effective January 31, 2025. Effective March 1, 2025, the Company entered into a two year lease agreement for our corporate headquarters at Level 10, Tower 11, Avenue 5, No. 8, Jalan Kerinchi, 59200 Kuala Lumpur, Malaysia.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of Bio Green Med Solution, Inc. (Formerly known as Cyclacel Pharmaceuticals, Inc.)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Bio Green Med Solution, Inc. (Formerly known as Cyclacel Pharmaceuticals, Inc.) and its subsidiary (collectively, the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations (loss) and other comprehensive loss, stockholders’ equity and cash flows for each of the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not currently have sufficient funds to complete development and commercialization and has a limited cash balance as of December 31, 2024 and 2023. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the United States federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ SFAI Malaysia PLT

We have served as the Company’s auditor since 2025.

Malaysia

November 26, 2025

PCAOB ID Number 7167

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$3,137	$3,378
Prepaid expenses and other current assets	537	4,066
Total current assets	3,674	7,444
Property and equipment, net	3	9
Right-of-use lease asset	5	93
Non-current deposits	412	1,259
Total assets	$4,094	$8,805
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,599	$3,543
Accrued and other current liabilities	1,669	4,618
Total current liabilities	6,268	8,161
Lease liability	—	37
Total liabilities	6,268	8,198

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2024 and December 31, 2023; 6% Convertible Exchangeable preferred stock; 135,273 shares issued and outstanding at December 31, 2024 and 335,273 shares issued and outstanding at December 31, 2023. Aggregate preference in liquidation of $1,697,676 as of December 31, 2024 and $4,006,512 as of December 31, 2023	—	—
Series A convertible preferred stock, $0.001 par value; 264 shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Series B convertible preferred stock, $0.001 par value; 0 shares issued and outstanding at December 31, 2024 and 119,000 shares issued and outstanding at December 31, 2023	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2024 and December 31, 2023; 36,913 shares issued and outstanding at December 31, 2024 and 4,412 shares issued and outstanding at December 31, 2023	—	—
Additional paid-in capital	438,211	429,797
Accumulated other comprehensive loss	(891)	(908)
Accumulated deficit	(439,494)	(428,282)
Total stockholders’ equity (deficit)	(2,174)	607
Total liabilities and stockholders’ equity (deficit)	$4,094	$8,805

The accompanying notes are an integral part of these consolidated financial statements.

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (LOSS)

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2024	2023

Revenues:
Clinical trial supply	$43	$420
Revenues	43	420

Operating expenses:
Research and development	6,655	19,155
General and administrative	5,392	6,718
Total operating expenses	12,047	25,873
Operating loss	(12,004)	(25,453)
Other expense:
Foreign exchange losses	(54)	(414)
Interest income	12	266
Other income, net	52	50
Total other income (expense), net	10	(98)
Loss before taxes	(11,994)	(25,551)
Income tax benefit	782	2,996
Net loss	(11,212)	(22,555)
Dividend on convertible exchangeable preferred shares	—	(201)
Net loss applicable to common shareholders	$(11,212)	$(22,756)
Basic and diluted earnings per common share:
Net loss per share – basic and diluted (common shareholders)	$(504.30)	$(6,419.18)

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

CYCLACEL PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	573,282	$—	2,617	$0	$422,982	$(1,316)	$(405,727)	$15,939

Issue of common stock and pre-funded warrants in
Securities Purchase Agreement In Registered	—	—	735	—	1,049	—	—	1,049
Direct Offering, net of expenses
Conversion of series B Preferred stock	(118,745)	—	165	—	—	—	—	—
Reclassification of redeemable common stock	—	—	866	—	4,494	—	—	4,494
Stock-based compensation	—	—	29	—	1,473	—	—	1,473
Preferred stock dividends	—	—	—	—	(201)	—	—	(201)
Unrealized foreign exchange on intercompany	—	—	—	—	—	12,550	—	12,550
loans
Translation adjustment	—	—	—	—	—	(12,142)	—	(12,142)
Loss for the period	—	—	—	—	—	—	(22,555)	(22,555)
Balances at December 31, 2023	454,537	$—	4,412	$0	$429,797	$(908)	$(428,282)	$607
Issue of common stock, preferred stock and
associated warrants on underwritten offering, net of	—	—	2,944	-	6,209	—	—	6,209
expenses
Conversion of series B Preferred stock	(119,000)	—	165	—	—	—	—	—
Conversion of series 6% Convertible Exchangeable	(200,000)	—	-	—	—	—	—	—
Preferred
Warrant Exercises	—	—	29,391	-	1,613	—	—	1,613
Stock-based compensation	—	—	—	—	592	—	—	592
Unrealized foreign exchange on intercompany	—	—	—	—	—	(2,899)	—	(2,899)
loans
Translation adjustment	—	—	—	—	—	2,916	—	2,916
Loss for the period	—	—	—	—	—	—	(11,212)	(11,212)
Balances at December 31, 2024	135,537	$—	36,913	$-	$438,211	$(891)	$(439,494)	$(2,174)

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

On February 11, 2025, David E. Lazar (the “Seller”), the interim Chief Executive Officer and Secretary of the Company, entered into a securities purchase agreement (the “Purchase Agreement”) with an investor, Datuk Dr. Doris Wong Sing Ee (the “Investor”) pursuant to which the Investor agreed to purchase 1,000,000 shares of Series C Convertible Preferred Stock of the Company, $0.0001 par value per share (the “Series C”) and such number of the 2,100,000 shares of Series D Convertible Preferred Stock of the Company, $0.0001 par value per share (the “Series D”) currently held by Seller so that Purchaser shall hold seventy percent (70%) of the issued and outstanding shares of the Company, which resulted in the issuance of 1,745,262 shares of Series D (collectively, the Series C and Series D are the “Securities”). The transaction contemplated by the Purchase Agreement closed on February 26, 2025 (the “Closing Date”). Additionally, the Investor purchased and succeeded to all of the Seller’s rights and interests under that certain securities purchase agreement between the Seller and the Company dated January 2, 2025. On the Closing Date, the Seller issued written notice to the Company to exercise the conversion rights related to the Series C and Series D shares into Common Stock of the Company registered in the Investor’s name, as follows: (i) the conversion of 1,000,000 shares of Series C into 11,041 shares of Common Stock of the Company; and (ii) the conversion of 1,745,262 shares of Series D into 799,911 shares of Common Stock of the Company.

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

November 2024 Warrant Exercise and Reload Agreement

On November 13, 2024, Cyclacel Pharmaceuticals, Inc. (the “Company”) entered into a letter agreement (the “Warrant Exercise and Reload Agreement”) with the holder (the “Holder”) of its issued and outstanding Series B Warrants (the “Prior Warrants”) to purchase an aggregate of 20,703 shares of common stock of the Company offering the Holder the opportunity to exercise all of its Prior Warrants for cash at a reduced exercise price equal to $99.60 per share provided the Prior Warrants were exercised in full for cash on or before 12:30 P.M. Eastern Time on the date of the Warrant Exercise and Reload Agreement. In consideration for the exercise of the Prior Warrants, the Holder received new unregistered Series C Warrants (the “Series C Warrants”) exercisable for up to an aggregate of 41,407 shares of common stock (the “Series C Warrant Shares”) and new unregistered Series D Warrants (the “Series D Warrants” and, together with the Series C Warrants, the “New Warrants”) exercisable for up to an aggregate of 41,407 shares of common stock (the “Series D Warrant Shares” and, together with the Series C Warrant Shares, the “New Warrant Shares”). The Series C Warrants are exercisable beginning on the date upon which the Company receives stockholder approval of the issuance of the New Warrant Shares and the Placement Agent Warrant Shares (as defined below) (the “Stockholder Approval Date”) for a period of five and one-half (5.5) years following the Stockholder Approval Date and the Series D Warrants are exercisable beginning on the Stockholder Approval Date for a period of eighteen (18) months following the Stockholder Approval Date. The New Warrants each have an exercise price of $99.60 per share. The shares of common stock issued upon exercise of the Prior Warrants are registered pursuant to an effective registration statement on Form S-1 (No. 333-279157).

April 2024 Securities Purchase Agreement

On April 30, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”) for the issuance and sale in a private placement (the “Private Placement”) of (i) 604 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to 20,099 shares of common stock (the “Pre-Funded Warrants”), (iii) series A warrants to purchase up to 20,703 shares of common stock (the “Series A Warrants”), and (iv) series B warrants to purchase up to 20,703 shares of common stock (the “Series B Warrants” and together with the Series A Warrants, the “Common Warrants”). The purchase price of each share of common stock and associated Common Warrants was $386.40 and the purchase price of each Pre-Funded Warrant and associated Common Warrants was $386.38.

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

H.C. Wainwright & Co., LLC (“Wainwright”) acted as the Company’s exclusive placement agent in connection with the Private Placement, pursuant to that certain engagement letter, dated as of April 29, 2024, between the Company and Wainwright (as amended, the “Engagement Letter”). Pursuant to the Engagement Letter, the Company paid Wainwright (i) a cash fee equal to 7.0% of the aggregate gross proceeds of the Private Placement and (ii) a management fee of 1.0% of the aggregate gross proceeds of the Private Placement. In addition, the Company agreed to pay Wainwright certain expenses and issued to Wainwright or its designees warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 1,242 shares of common stock at an exercise price equal to $483.00 per share. The Placement Agent Warrants are exercisable immediately upon issuance and have a term of exercise equal to five and a half years from the date of issuance.

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

December 2023 Registered Direct Offering Securities Purchase Agreement

On December 21, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional investors (“Purchasers”). Pursuant to the Securities Purchase Agreement, the Company agreed to sell in a registered direct offering (“Registered Direct Offering”) 702 shares (“Shares”) of the Company’s common stock and pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 915 shares of common stock. The Pre-Funded Warrants have an exercise price of $0.24 per share and are immediately exercisable and can be exercised at any time after their original issuance until such Pre-Funded Warrants are exercised in full. Each Share is being sold at an offering price of $795.60 and each Pre-Funded Warrant is being sold at an offering price of $795.36 (equal to the purchase price per Share minus the exercise price of the Pre-Funded Warrant).

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

On December 21, 2023, in a separate concurrent insider private placement (the “Insider Private Placement”), the Company also entered into a Securities Purchase Agreement with certain of its executive officers (the “Insider Securities Purchase Agreement”) pursuant to which the Company agreed to sell in a private placement (i) 25 shares of common stock and warrants to purchase 25 shares of common stock on the same terms as the Common Warrants issued to the Purchasers in the Offerings to Spiro Rombotis, the Company’s Chief Executive Officer, and (ii) 7 shares of common stock and warrants to purchase 7 shares of common stock on the same terms as the Common Warrants issued to the Purchasers in the Offerings to Paul McBarron, the Company’s Executive Vice President-Finance, Chief Financial Officer and Chief Operating Officer. Each such share of common stock and accompanying warrant was sold at a purchase price of $795.60, which was the same purchase price for the Shares sold in the Registered Direct Offering.

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

In determining the fair values of the Pre-Funded Warrants, Regular Warrants, and Placement Agent Warrants, the Company used a Black-Scholes Option Pricing model with the following assumptions:

	Pre-Funded Warrants	Regular Warrants	Placement Agent Warrants
Expected volatility	134%	96%	99%
Contractual/expected term	1 month	7 years	5 years
Risk-free interest rate	5.53%	3.91%	3.89%
Expected dividend yield	0%	0%	0%

The fair value of the common shares was determined using the closing price of the Company’s common stock as of December 26, 2023, which is the date that the Offerings and the Insider Private Placement closed.

August 2021 Controlled Equity Offering Sales Agreement

On August 12, 2021, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which the Company could issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million through Cantor as the sales agent. Cantor could sell the Company’s common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act.

On August 12, 2022, the Company became aware that the shelf registration statement on Form S-3 (file number 333-231923) (the “Registration Statement”) associated with this Sales Agreement had expired on June 21, 2022. Prior to becoming aware of the expiration, the Company sold an aggregate of 551 shares of its common stock at the market price, following the expiration of the Registration Statement and through August 12, 2022, for aggregate proceeds of approximately $2,721,187. There was no sale of shares post August 12, 2022. The sale of these shares were subject to potential rescission rights by certain shareholders. As a result of these potential rescission rights, the Company reclassified 865 shares (including 313 shares sold for which the Company did not receive any proceeds), with an aggregate purchase price of $4,494,496 of its common stock outside stockholders’ equity as of December 31, 2022. These shares have been treated as issued and outstanding for financial reporting purposes. The rescission rights for these shares lapsed and the shares were reclassified back to permanent equity as of December 31, 2023. As of December 31, 2024, there have been no claims or demands to exercise such rights.

On August 15, 2022, the Sales Agreement was mutually terminated. A total of 911 shares, for gross proceeds of approximately $7.6 million, had been sold pursuant to the Sales Agreement.

Warrants

November 2024 Warrants

As of December 31, 2024, warrants to purchase a total of 82,814 shares of common stock issued pursuant to a securities purchase agreement in a November 2024 financing transaction (the “November 2024 Warrant Exercise and Reload Agreement”) remained outstanding. A total of 82,814 warrants were issued in pursuant to the November 2024 Warrant Exercise and Reload Agreement. This consisted of i) series C warrants to purchase up to 41,407 shares of common stock, exercisable immediately from the date of issuance for a period of five and a half years after the date of issuance, at an exercise price of $99.60 per warrant share, ii) series D warrants to purchase up to 41,407 shares of common stock, exercisable immediately from the date of issuance for a period of eighteen months after the date of issuance, at an exercise price of $99.60 per warrant share.

There were no exercises of these warrants during the years ended December 31, 2024 or December 31, 2023.

April 2024 Warrants

As of December 31, 2024, warrants to purchase a total of 31,933 shares of common stock issued pursuant to a securities purchase agreement in an April 2024 financing transaction (the “April 2024 Securities Purchase Agreement”) remained outstanding. A total of 62,749 warrants were issued in pursuant to the April 2024 Securities Purchase Agreement. This consisted of i) pre-funded warrants to purchase 20,099 of common stock, exercisable immediately from the date of issuance, and with no expiry date, at an exercise price of $0.024 per warrant share, ii) series A warrants to purchase up to 20,703 shares of common stock, exercisable immediately from the date of issuance for a period of five and a half years after the date of issuance, at an exercise price of $326.40 per warrant share, iii) series B warrants to purchase up to 20,099 shares of common stock, exercisable immediately from the date of issuance for a period of eighteen months after the date of issuance, at an exercise price of $326.40 per warrant share. A further 1,242 warrants issued in a concurrent placement agency agreement, are exercisable immediately from the date of issuance for a period of five and a half years after the date of issuance, at an exercise price of $483.00 per warrant share.

A total of 20,099 pre-funded warrants and 10,716 Series B warrants were exercised during the year ended December 31, 2024.

December 2023 Warrants

As of December 31, 2024, warrants to purchase a total of 1,749 shares of common stock issued pursuant to a securities purchase agreement in a December 2023 financing transaction remained outstanding. A total of 1,650 warrants, including 32 warrants issued in a concurrent private placement, are exercisable immediately from the date of issuance for a period of seven years after the date of issuance, at an exercise price of $765.60 per warrant share. A further 99 warrants issued in a concurrent placement agency agreement, are exercisable immediately from the date of issuance for a period of five years after the date of issuance, at an exercise price of $994.50 per warrant share.

There were no exercises of these warrants during the years ended December 31, 2024 or December 31, 2023.

December 2020 Warrants

As of December 31, 2024, warrants to purchase 186 shares of common stock issued pursuant to a securities purchase agreement in a December 2020 financing transaction remained outstanding. Each warrant shall be exercisable beginning on the 12-month anniversary of the date of issuance for a period of five years after the date of issuance, at an exercise price of $14,868.00 per warrant share. The exercise price of the warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the warrants. The warrants may be exercised on a “cashless” basis.

During the year ended December 31, 2024, 65 warrants lapsed upon conversion of the associated Series B Preferred Stock. There were no exercises of these warrants during the year ended December 31, 2023.

April 2020 Warrants

As of December 31, 2024, 497 warrants issued in connection with an April 2020 equity financing remained outstanding, each with an exercise price of $18,000.00. The common warrants are immediately exercisable and will expire on the fifth anniversary of the original issuance date. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Company’s common stock. The common warrants were issued separately from the common stock and were eligible for transfer immediately after issuance. A common warrant to purchase one share of common stock was issued for every share of common stock purchased in this offering.

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

A total of 111 warrants were exercised during the year ended December 31, 2024. No warrants were exercised during the year ended December 31, 2023.

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

During the year ended December 31, 2024, 119,000 shares of Series B Preferred Stock was converted, at the option of the holder, into 165 shares of common stock. As of December 31, 2024, there were no remaining shares of the Series B Preferred Stock.

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

As of December 31, 2024 and 2023, 264 shares of the Series A Preferred Stock remain issued and outstanding. The 264 shares of Series A Preferred Stock issued and outstanding at December 31, 2024, are convertible into 1 share of common stock.

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

The Preferred Stock is convertible at the option of the holder at any time into the Company’s shares of common stock at a conversion rate of approximately 0.000000069 shares of common stock for each share of Preferred Stock based on a price of $142,128,000 per share. The Company has reserved 6 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at December 31, 2024. The shares of previously converted Preferred Stock have been retired, cancelled and restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors as shares of Preferred Stock of one or more series.

The Company may automatically convert the Preferred Stock into common stock if the closing price of the Company’s common stock has exceeded $213,192,000, which is 150% of the conversion price of the Preferred Stock, for at least 20 trading days during any 30-day trading period, ending within five trading days prior to notice of automatic conversion.

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

2020 Inducement Equity Incentive Plan

In October 2020, the Inducement Equity Incentive Plan (the “Inducement Plan”), became effective. Under the Inducement Plan, Cyclacel may make equity incentive grants to new senior level Employees (persons to whom the Company may issue securities without stockholder approval). The Inducement Plan allows for the issuance of up to 55 shares of the Company’s common stock (or the equivalent of such number). As of December 31, 2024, the reserve remains at 55 shares.

Option Grants and Exercises

There were 52 options granted during the year ended December 31, 2024, all issued under the 2018 Plan. These options had a grant date fair value of $424.80 per option. There were 180 options granted during the year ended December 31, 2023. These options had a grant date fair value ranging between $1,516.80-$2,635.20 per option.

Of the options granted during the year ended December 31, 2024, all vested six months from their date of grant. Of the options granted during the year ended December 31, 2023, 71 awards shall vest on the third anniversary of their date of grant, or earlier if either of the certain performance conditions are met relating to enrollment goals for various clinical studies. A further 35 options granted during the year ended December 31, 2023 were forfeited during 2024 due to the holders’ termination of employment with the Company. The Company had assumed that these awards will vest after three years as satisfaction of the performance conditions is not probable at this time.

As of December 31, 2024, the total remaining unrecognized compensation cost related to the non-vested stock options with service conditions amounted to approximately $0.1 million, which will be amortized over the weighted-average remaining requisite service period of 1.30 years.

Outstanding Options

A summary of the share option activity and related information is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price Per Share	Term (Years)	Value ($000)
Options outstanding at December 31, 2022	447	$21,049.14	8.34	$—
Granted	181	$2,117.94	—	$—
Exercised	—	$—	—	$—
Cancelled/forfeited	(33)	$79,737.60	—	$—
Options outstanding at December 31, 2023	595	$12,048.00	7.96	$—

Granted	52	$547.20	—	$—
Cancelled/forfeited	(153)	$12,327.88	—	$—
Options outstanding at December 31, 2024	494	$10,658.14	7.20	$—

Unvested at December 31, 2024	74	$2,250.91	8.45	$—
Vested and exercisable at December 31, 2024	420	$12,141.75	6.99	$—

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

Restricted Stock Units

The Company issued 52 restricted stock units during the year ended December 31, 2024. These restricted stock units vest monthly over a six-month service period. These restricted stock units were valued at $547.20 at the date of grant, which was equivalent to the market price of a share of the Company’s common stock on that date.

A total of 71 restricted stock units were issued in January 2023 vest on the third anniversary of their date of grant, or earlier if certain defined clinical trial related performance targets are met. A three-year vesting assumption was applied to these restricted stock units as satisfaction of the performance conditions is not probable at this time. Each of these restricted stock units was valued at $3,240 at the date of grant, which was equivalent to the market price of a share of the Company’s common stock on that date. During 2023, 1 of these restricted stock units were forfeited as the recipient voluntarily terminated employment with the Company. A further 35 restricted stock units issued in June 2023 vest on the first anniversary of the date of grant. Each of these restricted stock units were valued at $2,121.60 at the date of grant, which was equivalent to the market price of a share of the Company’s common stock on that date.

During the year ended December 31, 2024, an additional 31.60 of these restricted stock units have been forfeited due to the holders’ termination of employment with the Company.

Summarized information for restricted stock units as of December 31, 2024 and 2023 is as follows:

			Weighted
			Average
	Restricted		Remaining
	Stock Units		Term
Restricted Stock Units outstanding at December 31, 2022	38	$6,768.00
Granted	106	$2,870.40
Cancelled/forfeited	(1)	$3,240.00
Restricted Stock Units outstanding at December 31, 2023	143	$3,902.40	8.96 years

Granted	52	$547.20	9.03 years
Cancelled/forfeited	(32)	$3,675.17
Restricted Stock Units outstanding at December 31, 2024	164	$2,881.62	8.30 years

Unvested at December 31, 2024	41	$3,280.09	8.06 years

Vested at December 31, 2024	123	$2,747.14	8.39 years

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

15. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Years ended December 31,
	2024	2023
Numerator:
Net loss	$(11,212)	$(22,555)
Dividend on convertible exchangeable preferred shares	—	(201)
Net loss attributable to common shareholders	$(11,212)	$(22,756)

Denominator:
Weighted-average number of common shares used in loss per share – basic and diluted	22,314	3,545
Loss per share - basic and diluted	$(504.30)	$(6,419.18)

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

	December 31,	December 31,
	2024	2023
Stock options	493	594
Restricted Stock Units	164	143
6% convertible exchangeable preferred stock	—	—
Series A preferred stock	1	1
Series B preferred stock	—	165
Common stock warrants	117,182	2,648
Total shares excluded from calculation	117,840	3,551

16. Geographic and Segment Information

Geographic information for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Revenue
United Kingdom	$43	$420
Total Revenue	$43	$420
Net loss
United States	$(37)	$(808)
United Kingdom	(11,175)	(21,747)
Total Net Loss	$(11,212)	$(22,555)

	December 31,
	2024	2023
Total Assets
United States	$3,285	$2,938
United Kingdom	809	5,867
Total Assets	$4,094	$8,805
Long Lived Assets, net
United States	$1	$—
United Kingdom	2	9
Total Long Lived Assets, net	$3	$9

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

115

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

10.5

Cyclacel Pharmaceuticals, Inc. 2020 Inducement Equity Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q, originally filed with the SEC on November 12, 2020, and incorporated herein by reference).

10.6

Form of Stock Option Grant Notice and Stock Option Agreement under the Cyclacel Pharmaceuticals, Inc. 2020 Inducement Equity Incentive Plan (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q, originally filed with the SEC on November 12, 2020, and incorporated herein by reference).

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

10.13

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

117

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

19	Insider Trading Policy
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Datuk Dr. Doris Wong Sing Ee, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Kiu Cu Seng and David Lazar, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Datuk Dr. Doris Wong Sing Ee, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2**	Certification of Kiu Cu Seng and David Lazar, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections(a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
97.1*	Clawback Policy
101	The following materials from Cyclacel Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Exhibits:

†	Indicates management compensatory plan, contract or arrangement.
#	Confidential treatment has been granted with respect to certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities and Exchange Act of 1934, as amended.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CYCLACEL PHARMACEUTICALS, INC.

Date: November 26, 2025	By:	/s/ Datuk Dr. Doris Wong Sing Ee
Datuk Dr. Doris Wong Sing Ee
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Datuk Dr. Doris Wong Sing Ee	Chief Executive Officer,	November 26, 2025
Datuk Dr. Doris Wong Sing Ee	(Principal Executive Officer) and Director

/s/ Kiu Cu Seng	Chief Financial Officer & Secretary,	November 26, 2025
Kiu Cu Seng	Chief Financial Officer and Principal
Accounting Officer, Director

/s/ Inigo Angel Laurduraj	Director	November 26, 2025
Inigo Angel Laurduraj

/s/ Dr. Satis Waran Nair Krishnan	Director	November 26, 2025
Dr. Satis Waran Nair Krishnan

/s/ Soon Ping Pappas	Director	November 26, 2025
Soon Ping Pappas

