Form 10-K
period 2025-12-31
Bio Green Med Solution, Inc.
filed 2026-03-30
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

200 Connell Drive, Suite 1500, Berkeley Heights, New Jersey 07922

(Former address, if changed since last report)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BGMS	The Nasdaq Capital Market
Preferred Stock, $0.001 par value	BGMSP	The Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), as of June 30, 2025 (based upon the closing sale price of $4.9543) of such shares on The NASDAQ Capital Market on June 30, 2025), the last business day of the registrant’s most recently completed second fiscal quarter, was $3,024,225.

As of March 24, 2026, there were 5,519,456 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following document (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s definitive proxy statement for the 2026 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

Summary of Principal Risk Factors

Our business is subject to varying degrees of risk and uncertainty. Below is a summary of the principal risk factors that may affect our business, financial condition and results of operations. This summary does not address all of the risks that we face. Investors should carefully consider the risks and uncertainties summarized below along with additional discussion of such summarized risks under the heading “Risk Factors” herein, together with other information in this Annual Report and our other filings with the SEC.

Risks Related to Our Business and Industry

●	demand for our products is impacted by a number of factors outside of our control;
●	our performance is tied to customer demand for fire suppression equipment and materials;
●	if our customers fail to pay us, our profit and cash flow may be affected as a result;
●	dependence upon our senior management and key personnel;
●	we may not pay dividends;
●	no business interruption insurance so we could incur unrecoverable losses if our business is interrupted;
●	need to raise additional capital to grow our business and satisfy our anticipated future liquidity needs;
●	raising capital in the future could cause dilution to our existing shareholders and may restrict our operations or require us to relinquish rights;
●	risks from changes to trade policies, tariffs and import/export regulations by the U.S. and/or other foreign governments;
●	risks associated with international sales and operations could adversely affect our business;
●	price and inventory risk related to our business, including commodity price exposure;
●	our industry is very competitive and some of our products are commodities;
●	risks that our existing projects will not be delayed or terminated or that our order book will be continually maintained at such level in the future;
●	risks to maintain our relationship with, or serve, our customers at current levels;
●	risks from the improper use of our products;
●	risks related to purchasing products from our suppliers on a long-term basis;
●	risks related to labor issues and higher labor costs;
●	interest rate risks;
●	risks related to unfavorable economic and market conditions;
●	risks related to global economic conditions that could negatively affect our prospects for growth;
●	risks related to highly competitive markets and competitors with greater financial and other resources; and
●	risks related to our ability to compete successfully in our marketplace.

Risks Related to Regulatory and Legal Matters

●	risks related to our ability to market and sell our products and solutions is subject to existing government laws, regulations and standards;
●	risks related to failure to comply with stringent and evolving fire safety regulations in Malaysia;
●	risks related to government regulations pertaining to exportation;
●	risks related to product liability or warranty claims that could require us to make significant payments;
●	risks related to litigation by customers, suppliers and other third parties in the future;
●	risks related to claims of injuries or potential safety issues or quality concerns;
●	risks related to our environmental, social and governance activities and disclosures; and
●	risks related to U.S. and foreign tax laws and any changes in these laws related to the taxation of business.

Risks Related to Our Business and Financial Condition

●	risks related to our history of operating losses, and we expect to incur losses for the foreseeable future;
●	risks related to the substantial doubt regarding our ability to continue as a going concern;

●	risks related to geopolitical and macroeconomic events and conditions;
●	risks related to inflation
●	risks related to our ability to use net operating loss and certain built-in losses to reduce future tax payments is limited by provisions of the Internal Revenue Code;
●	risks related to compliance with the continued listing requirements of the Nasdaq Capital Market;
●	risks related to compliance with the United States securities laws and regulations;
●	risks related to our insurance policies and uninsured liabilities;
●	risks related to significant movements in foreign currency exchange rates; and
●	risks related to security incidents, loss of data and other disruptions.

Risks Related to Securities Regulations and Investment in Our Securities

●	risks related to maintaining internal controls in accordance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002;
●	risks related to increased costs and management resources as a result of being a public company;
●	risks related to an inactive trading market for our common stock;
●	risks related to the lack of securities or industry analysts publishing research or reports about us;
●	risks related to our ability to facilitate our growth strategy by identifying or completing transactions with attractive acquisition candidates;
●	risks related to the businesses we acquire that may have undisclosed liabilities;
●	risks related to the anti-takeover provisions in our charter documents and provisions of Delaware law;
●	risks related to the acquisition of our common stock and our ability negotiate terms that would provide for a price equivalent to, or more favorable than, the current trading price at which our shares of common stock;
●	risks related to the market price of the Company’s common stock;
●	risks related to the costs and demands upon management as a result of complying with the laws and regulations affecting public companies;
●	risks related to any adverse consequences because of required indemnification of officers and directors;
●	risks related to our certificate of incorporation and bylaws and certain provisions of Delaware law may delay or prevent a change in our management and make it more difficult for a third-party to acquire us;
●	risks related to our ability to pay cash dividends on our preferred stock;
●	risks related to our common and preferred stock experiencing extreme price and volume fluctuations;
●	risks related to the future sale of our common and convertible preferred stock and future issuances of our common stock upon conversion of our preferred stock;
●	risks related to our exchange the convertible preferred stock for debentures;
●	risks related to the conversion of our convertible preferred stock;
●	risks related to our ability to pay cash dividends on our common stock in the foreseeable future;
●	risks related to the number of shares of common stock which are registered, including the shares to be issued upon exercise of our outstanding warrants;
●	risks related to short sales of our common stock and sales of shares upon exercise of our outstanding warrant;
●	risks related to the marketable securities we may purchase;
●	risks related to claims for indemnification by our directors and officers;
●	risks related to our ability to compete successfully in our markets;
●	risks related to changes in our effective tax rates; and
●	risks related to our failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation could result in fines, criminal penalties and an adverse effect on our business.

PART I

Item 1. Business

The following Business Section contains forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain risks, uncertainties and other factors including the risk factors set forth in Part I, Item 1A of this Annual Report on Form 10-K. In this report, “Bio Green Med Solution,” “BGMS,” the “Company,” “we,” “us,” and “our” refer to Bio Green Med Solution, Inc. (fka Cyclacel Pharmaceuticals, Inc.).

Recent Developments

Equity Transactions

In December 2024, Bio Green Med Solution, Inc. (“BGMS” or the “Company”), a Delaware corporation formerly known as Cyclacel Pharmaceuticals, Inc., announced that it was in the process of exploring and reviewing strategic alternatives on an expedited basis in order to preserve the Company’s cash, including a potential transaction with investor, David E. Lazar of Activist Investing, LLC (“Lazar”). On January 2, 2025, the Company entered into a securities purchase agreement with Lazar, pursuant to which he agreed to purchase from the Company, 1,000,000 shares of Series C Convertible Preferred Stock and 2,100,000 shares of Series D Convertible Preferred Stock of Cyclacel at a purchase price of $1.00 per share for aggregate gross proceeds of $3.1 million, subject to the terms and conditions of the securities purchase agreement (together, the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock are the “Securities”). The proceeds of the transaction were used to settle outstanding liabilities of the Company and other general corporate and operating purposes.

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

The Securities were convertible into shares of the common stock, par value $0.001 per share (the “Common Stock”) of the Company at the election of the Investor as follows: (i) the 1,000,000 shares of the Series C were convertible into 11,042 shares of Common Stock, and (ii) 1,745,262 of the Series D were convertible into 799,911 shares of Common Stock. On the Closing Date, the Investor exercised the conversion rights related to the Series C and Series D shares into Common Stock in full resulting in the Investor owning 810,952 shares of Common Stock.

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

Disposal of Cyclacel Limited

Historically, the Company’s clinical research programs were conducted through Cyclacel Limited, a wholly owned subsidiary of the Company, and all intellectual property and rights to those programs were owned by that subsidiary. On January 31, 2025, the creditors’ voluntary liquidation of Cyclacel Limited was announced in the London Gazette, one of the official public records of the government of the United Kingdom. Upon the commencement of the liquidation of the Cyclacel Limited, the Company lost operational and strategic control over the Cyclacel Limited and its financial results have been deconsolidated from Company as of January 31, 2025. On the date of deconsolidation, stockholders’ equity increased by approximately $4.9 million.

Following the creditors’ voluntary liquidation of Cyclacel Limited, the Company intended to focus on the development of the plogosertib (“Plogo”) clinical program only. Accordingly, on March 10, 2025, the Company repurchased certain assets related to Plogo from Cyclacel Limited with the approval of the joint liquidator in exchange for approximately $0.3 million in cash. On October 6, 2025, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Tethra Biosciences Inc., a Delaware corporation (the “Buyer”). Under the terms of the Purchase Agreement, the Company agreed to sell, and the Buyer agreed to purchase, certain assets, including all patent rights of the Company related to Plogo for a purchase price of $300,000, plus a further potential Milestone payment (as defined in the Purchase Agreement) of $170,000.

Cyclacel Limited’s other drug development program, fadraciclib, continues to be marketed for sale by the joint liquidator. The Company has no plans at this time to repurchase any rights to or assets of the fadraciclib program.

Acquisition of FITTERS Diversified Berhad

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

General

Following our sale of Plogo and the closing of the Transaction on September 12, 2025, we now specialize in the supply and trading of protective and fire safety equipment providing a wide range of fire safety products, including fire extinguishers, foam system, fire-resistant doors, personal protective equipment, and fire safety apparel. Our mission is to deliver high-quality, certified safety solutions that enhance protection across commercial, industrial, healthcare, and residential sectors with a focus on trading and distribution to position us as a key player in Malaysia’s fire safety market, with a reputation for reliability and compliance with stringent regulatory standards.

Our Products

We provide a wide range of fire safety products, including fire extinguishers, foam system, fire-resistant doors, personal protective equipment (“PPE”). Over the past four decades, we have expanded our product portfolio to include advanced fire-fighting equipment, foam system, PPE, and safety apparel, establishing a strong presence in the industry. Our history of consistent growth reflects our commitment to quality and customer-centric innovation, positioning us as a trusted name in fire safety equipment distribution. We provide the following categories of product offerings and solutions to our customers:

Fire Safety Equipment

We distribute fire extinguishers, such as the FITTERS FIRE-X, designed for home and vehicle use, and other fire-fighting tools like foam systems. Our products are approved by BOMBA and certified by SIRIM to ensure full compliance with safety regulations. Taking the necessary fire safety precautions to protect any investment is a crucial factor in any business. Unexpected fires can end any livelihood in just a matter of seconds. We offer a complete range of fire safety systems. With more than 30-years of experience in fire safety, we pride ourselves as the “One-stop” fire protection specialist for businesses and individuals.

Our range of Fire Safety Systems include:

◌	Fire Sprinkler System

■	Sprinkler head
■	Flow Switch
■	Pressure Switch
■	Alarm Valve
■	Butterfly Valve

◌	Wet System Valve

■	Pre-action valve
■	Deluge valve
■	Gate Valve

◌	CO² System

■	CO² cylinder complete with accessories

◌	Fire Alarm System

■	Smoke detector
■	Heat detector

Our Wet Chemical System / Kitchen Hood includes:

◌	Wet chemical cylinder complete with accessories

PYRODOR Fire Door

We supply fire-resistant doors under the “PYRODOR” brand, offering one-hour and two-hour fire resistance, along with components like PYROFRAME and PYROBOARD. These are critical for commercial and industrial buildings, meeting strict safety codes. In line with today’s stringent fire safety standards, PYRODOR offers high quality fire resistant door-sets – tested by SIRIM in accordance with the latest MS1073 Part 2 & 3 and approved by Fire & Rescue Department, Malaysia. PYRODOR door-sets are custom-made to accommodate stringent customer requirements. Our total commitment to the protection of life and property is hard to match. We maintain a well-planned program for continuous improvement to meet customers’ requirements. We have the one of the widest ranges of:

●	Approved and tested one-hour fire rated metal frame and wooden frame door-sets, single leaf and double leaf doors with various locksets.

●	Approved and tested two-hour fire rated metal frame door-sets, single leaf and double leaf doors with various locksets.

A sampling of PYRODOR references include these commercial, governmental and residential developments:

Safety Apparel

Our PPE portfolio includes fire-retardant apparel and workwear uniform designed to serve clients in oil and gas industry as well as other industrial sectors. We ensure that all products meet occupational safety standards. We provide fire-retardant uniforms and reflective materials, such as Scotchlite, for workers in high-risk environments, enhancing visibility and protection.

For protective and safety garments, we understand the importance and need for fitted safety apparels. That is why we proudly offer custom-tailoring services for our wide selection of apparels to meet the discerning demands of corporate or individual clients. Each garment is tailored with inherently Flame Retardant fabric (Nomex or Daletec brand), FR thread and accessories, the leading fabric for high risk heat and flame protection that can withstand hazardous working conditions such as extreme heat, fires and corrosive chemicals.

The advantages of PYROSUIT® and SAFEFITT® Brand tailoring includes:

●	Permanent, dependable protection
●	Self-extinguishing and does not burn
●	Non-break-open protection
●	Outstanding chemical resistance
●	Long-wear life and lower cost
●	Reduces static
●	Comfort

We are also the distributors of the following personal protection equipment (PPE) products:

Foam Systems

Our foam blending facility allows for the manufacture of multiple foam concentrate products. Marketing all types of foam ancillary equipment and valves, we are able to provide the designing, installation, testing and commissioning of all foam systems. We have a synergistic agreement between Fitters Sdn. Bhd. and CHEMGUARD (USA) to operate its sole foam blending facility for supply to the entire Southeast Asia region. CHEMGUARD’s leadership in the fire protection field is especially evident through the complete line of properly engineered foam system foam products. All of CHEMGUARD foam concentrate products are earth-friendly.

Fire-X Fire Extinguishers

Our Big Extinguisher in a small can – more effective than a traditional fire extinguisher on most common fires. Our Fitters Fire-X fire extinguishers are simple to use can and spray nozzle design makes fighting fires fast and easy. Our extinguishers serve commercial, industrial, residential and government clients.

Our Big Extinguisher is recommended for all daily fire suppression needs including:

Key Market Drivers

The Malaysian fire safety and protection industry plays a crucial role in safeguarding lives and property. This sector encompasses a wide range of services, including fire detection, suppression, and prevention, as well as the manufacturing and maintenance of fire protection equipment. The fire safety and protection industry in Malaysia operates within a robust economic and regulatory framework, driven by global and regional market trends. Below, we outline key factors shaping the industry, as informed by analyses of the Malaysian economy, fire protection systems, passive fire protection, and emerging fire safety challenges related to electric vehicles (EVs).

The fire safety segment in Malaysia is currently experiencing solid growth, with a projected compound annual growth rate (CAGR) of approximately 7% to 8% through 2030. Key drivers for this market are centered around regulatory evolution, rapid infrastructure expansion, increasing safety awareness, and a significant shift toward digital and eco-friendly technologies. There are several key market drivers for our business in the fire safety segment:

1. Stricter Regulatory Frameworks

The regulatory framework for fire safety in Malaysia is anchored in the Fire Services Act 1988 and related by-laws, under which the Fire and Rescue Department of Malaysia (“BOMBA”) enforces requirements for fire alarms, detection, suppression systems, extinguishers, and means of escape in designated building types. In parallel, the Uniform Building By-Laws under the Street, Drainage and Building Act mandate the provision, installation, and periodic inspection of fire safety equipment in commercial, industrial, high-rise residential, and public buildings as a condition for building plan approval and occupancy certification, thereby structurally supporting demand for fire safety equipment across sectors.

●	Mandatory Compliance: The Fire Services Act 1988 and Uniform Building By-Laws (UBBL) serve as the primary legal anchors, mandating fire alarms, detection, and suppression systems for building plan approvals.

●	BOMBA Enforcement: Stricter enforcement by the BOMBA now requires specialized certifications, such as the Sijil Perakuan Bahan BOMBA for fire doors, ensuring only compliant products are used.

●	Insurance Requirements: Many insurance providers in Malaysia now offer lower premiums or mandate high-standard fire suppression systems as a prerequisite for coverage, particularly in commercial and industrial sectors.

2. Infrastructure & Urban Development

●	Construction Growth: Malaysia’s construction sector is projected to reach RM 220 billion. Rapid urbanization in the Klang Valley, Johor, and Penang is driving demand for high-rise residential and mixed-use commercial protection.

●	Industrial Specialization: The rise of data centers, electronics manufacturing, and logistics hubs (e-commerce) is creating a surge in demand for specialized fire stopping and clean-agent suppression systems to protect high-value assets.

●	Retrofit Market: Aging urban infrastructure presents a major opportunity for wireless fire alarm systems and retrofit fire stopping, as they are easier to install in existing buildings without major disruption.

3. Increased Safety Awareness

●	Public/Private Awareness: High-profile fire incidents have led to increased budgetary allocations for fire prevention from both the government and private entities.

●	Employee Safety: Growing corporate emphasis on workplace safety and adherence to international standards like NFPA or ISO is driving the installation of high-performance systems in the manufacturing sector.

4. Technological Innovations (Fire Safety 4.0)

●	Internet of Things (“IoT”) & Smart Systems: There is a 35% increase in the adoption of IoT-enabled fire safety solutions. Real-time monitoring and integration with Building Management Systems (“BMS”) are becoming standard for modern office complexes.

●	Advanced Detection: Shift toward addressable/intelligent panels and AI-powered fire detection that minimizes false alarms while providing faster response times.

●	Eco-Friendly Solutions: Growing demand for sustainable fire safety, including fluorine-free suppression agents and low-VOC firestop products, aligned with Malaysia’s Green Building Index (“GBI”).

Industry Overview

The Malaysian fire safety and protection industry plays a crucial role in safeguarding lives and property. This sector encompasses a wide range of services, including fire detection, suppression, and prevention, as well as the manufacturing and maintenance of fire protection equipment. The fire safety and protection industry in Malaysia operates within a robust economic and regulatory framework, driven by global and regional market trends. Below, we outline key factors shaping the industry, as informed by analyses of the Malaysian economy, fire protection systems, passive fire protection, and emerging fire safety challenges related to electric vehicles (EVs).

Malaysian Economy

The Malaysian economy performed strongly in 2025, exceeding most initial projections despite a challenging global trade environment.

●	Annual Growth: The economy expanded by 4.9% for the full year 2025. This surpassed the official government and central bank (Bank Negara Malaysia) forecast range of 4.0% to 4.8%.

●	Quarterly Momentum: Growth peaked in the fourth quarter (Q4 2025) with a 5.7% year-on-year expansion, driven by robust performance in services, manufacturing, and a surge in construction.

Key Sectors:

●	Services: Advanced by 5.4%, remaining the largest contributor.

●	Construction: Grew by 11.9%, fueled by major infrastructure and private projects.

●	Manufacturing: Expanded by 6.0%, supported by a rebound in the electrical and electronics (E&E) sector.

Trade and Investment

●	Record Trade: Total trade hit a historic high of RM3.1 trillion in 2025, the first time it has crossed the RM3 trillion mark.

●	Exports: Rose 6.5% for the year, with a significant 49% surge in shipments to the U.S. in December, primarily in E&E and scientific equipment.

●	Foreign Direct Investment (FDI): Malaysia remained a key destination for supply chain realignments, particularly in semiconductor manufacturing and data centers.

Inflation and Monetary Policy

●	Inflation: Headline inflation remained moderate, averaging 1.4% for the year, the lowest since 2020.

●	Interest Rates: Bank Negara Malaysia maintained the Overnight Policy Rate (OPR) at 2.75% for much of the year, though a preemptive cut occurred in July to head off external uncertainties.

●	Currency: The Ringgit held steady against the US dollar (ending near RM4.2070) and was among Asia’s top-performing currencies in 2025.

Fiscal and Structural Reforms

●	Subsidy Rationalization: A major milestone was the rationalization of RON95 fuel subsidies (the BUDI95 program) starting September 30, 2025, which is expected to save the government RM2.5 billion to RM4 billion annually.

●	Fiscal Deficit: The government met its target of reducing the fiscal deficit to 3.8% of GDP.

●	Labor Market: Unemployment fell to 2.9% by late 2025, the lowest level in 11 years.

For 2026, the government projects a slightly moderated growth range of 4.0% to 4.5% as global trade normalization and potential tariff impacts take effect.

Fire Protection System Market

The global fire protection system market is experiencing steady expansion, valued at approximately USD 85.06 billion to USD 86.46 billion in 2025. It is projected to reach between USD 93.83 billion and USD 134.37 billion by 2030, growing at a compound annual growth rate (CAGR) of 6.6% to 9.4%. The key market drivers for the global fire protection system include:

●	Regulatory Rigor: Stringent government mandates and building codes (e.g., NFPA and ISO standards) are the primary force driving system installations in new and existing structures.

●	Infrastructure Growth: Massive global urbanization and the rise of high-density residential and commercial projects, especially in emerging economies, are creating high demand.

●	Technological Integration: The shift toward “Fire Safety 4.0” involves integrating IoT-enabled sensors, AI-driven monitoring, and wireless detection systems into Smart Building Management Systems.

The Malaysia Fire Safety Equipment Market is valued at USD 1.1 billion, based on a five-year historical analysis, in line with the size of the Malaysia fire protection system market which is driven by similar product categories and demand drivers. This growth is primarily driven by increasing urbanization, stringent safety regulations, and rising awareness of fire safety among businesses and consumers, as highlighted by strong uptake of fire protection systems across commercial, industrial, and high-rise residential sectors. The market has seen a surge in demand for advanced fire safety solutions, including smart technologies and integrated systems, as organizations prioritize safety, insurance requirements, and compliance with building by-laws through adoption of IoT-enabled and integrated building management-linked fire systems.1

Key cities such as Kuala Lumpur, Penang, and Johor Bahru dominate the market due to their rapid industrialization and urban development, consistent with broader trends where major urban and industrial corridors lead demand for fire protection solutions. These urban centers are experiencing significant growth in commercial and residential construction, leading to heightened demand for fire safety equipment, including detection, suppression, and passive protection products for high-rise, mixed-use, and industrial developments. Additionally, the presence of major corporations and government institutions in these areas further drives the market’s expansion, supported by compliance with national building by-laws and insurance-driven fire protection requirements in offices, logistics hubs, healthcare, education, and public infrastructure.

Market Segmentation

●	By Product: Fire suppression systems (sprinklers, gas, and foam) are the largest segment due to their critical role in protecting high-value industrial and data center assets.

●	By Vertical: The commercial sector (healthcare, retail, and offices) holds the largest revenue share, while the industrial sector (oil & gas, manufacturing) is expected to grow the fastest due to high operational risks.

●	By Service: Maintenance and inspection services are growing rapidly as building owners must validate system performance to remain compliant with insurance and safety regulations.

Regional Outlook for the Fire Protection System Market

●	North America: Currently the largest market by revenue, driven by mature fire safety codes and a high volume of smart building retrofits.

●	Asia-Pacific: Set to be the fastest-growing region, particularly in China, India, and Japan, due to rapid industrialization and ambitious infrastructure development.

1 See https://www.kenresearch.com/malaysia-fire-safety-equipment-market.

Malaysia Passive Fire Protection Market

The Malaysia passive fire protection (PFP) market is entering a pivotal year in 2026, characterized by a major shift toward self-regulation and full enforcement of fire safety standards. The market is projected to grow at a CAGR of 3.3% through 2033, driven by infrastructure projects and stricter building mandates. The market performance and projections for Malaysia include:

●	Revenue Growth: The market generated approximately USD 48.76 million in 2025 and is expected to reach USD 62.8 million by 2033.

●	Dominant Segment: Cementitious materials (fireproofing sprays and plasters) remain the largest product segment, accounting for over 45% of market revenue.

●	Fastest Growing Segment: Intumescent coatings are the fastest-growing category, driven by demand for aesthetic and lightweight fire protection in modern high-rise and commercial architecture.

Malaysian Key 2026 Market Drivers & Regulatory Shifts

The Malaysian landscape is being redefined by two major regulatory milestones taking effect in 2026:

1.	Full Fire Certificate (FC) Enforcement: Starting in the first quarter of 2026, the Malaysian Fire and Rescue Department (JBPM/BOMBA) will begin full enforcement of Fire Certificate requirements for designated premises, including hospitals, hotels, and factories. Non-compliant owners face fines up to RM 50,000 or imprisonment.

2.	Mandatory Fire Drills: Beginning January 1, 2026, buildings in nine designated categories must conduct mandatory fire drills to renew their fire certification.

3.	New Self-Regulation Framework: In a significant policy shift effective January 1, 2026, certified Fire Safety Managers and Officers will be granted authority to perform internal inspections and issue technical reports, moving away from mandatory annual physical inspections by BOMBA to a periodic audit system every 2–3 years.

Malaysian Emerging Trends and Industry Focus

●	Construction Expansion: The continuation of major transport and logistics projects under the 12th Malaysia Plan is a primary driver for industrial fireproofing demand.

●	Technological Integration: Leading players like Hilti Malaysia have launched 2026 initiatives focused on “Safety First” and productivity through innovative fire-stopping systems and digital tools.

●	Sustainability: There is a growing preference for eco-friendly, low-toxicity fire-stopping products to align with Malaysia’s green building policies.

●	Data Center Growth: Rapid development of data centers in the Klang Valley and Johor is creating niche demand for high-performance fire-stopping and cable protection systems.

Fire Safety Implications of Electric Vehicles (EVs) in Malaysia

The rise of EVs in Malaysia presents new fire safety challenges, as outlined by the Malaysian Fire Protection Association on February 17, 2025. In 2025, Malaysia’s EV market experienced a historic surge, with registrations more than doubling to reach 44,813 units, a 105.7% increase from 21,789 units in 2024. Lithium-ion battery systems in EVs pose unique fire hazards, burning at higher temperatures than conventional vehicle fires and risking structural damage to steel and concrete.

The growing EV infrastructure in Malaysia adds complexity to the fire risk landscape. As of year-end 2025, the country has installed approximately 5,624 EV charging units, spanning all states and federal territories except Labuan. These include 1,791 direct current (DC) fast chargers and 3,569 alternating current (AC) chargers. Selangor leads with approximately 1,912 chargers, followed by Kuala Lumpur (1,462), Penang (600+), and Johor (550+). With the number of EV charging points steadily increasing, fire safety at these stations becomes a critical issue. The Ministry of Investment, Trade and Industry (MITI) has projected that Malaysia will reach 10,000 public EV charging points by the end of 2026 comprised of 8,500 AC chargers and 1,500 DC chargers, a key part of the Low Carbon Mobility Blueprint 2021-2030. Industry associations like the Malaysia Zero Emission Vehicle Association (MyZEVA) estimate the remaining 8,500 AC chargers will be in place by Q3 2026. However, as the EV fleet grows, ensuring these charging points are equipped to handle potential fire hazards is essential.

From 2023 to July 2025, the Malaysian Fire and Rescue Department (JBPM) recorded 27 fire incidents involving EVs and hybrids, averaging roughly 10 cases annually. Notable incidents, such as the December 2025 fire caused by two EVs at a home in Section 19, Petaling Jaya, causing damage to the vehicles and part of the house structure, an October 2025 EV fire in front of the Temoh Police Station in Perak, and a December 31, 2023, EV fire in Johor, Malaysia that destroyed 90% of a vehicle and damaged a showroom, underscore these risks, particularly in enclosed spaces like urban parking lots. These developments necessitate advanced fire suppression systems and specialized training for first responders to mitigate EV-related fire risks, creating opportunities for our fire safety products.

The rise of EVs in Malaysia is an important step toward sustainability, but it also presents new fire safety challenges. As more EVs hit the roads and charging infrastructure expands, fire safety professionals must stay ahead of these developments. Adopting advanced suppression systems, improving building designs, and promoting safe charging practices are essential steps to ensure that the benefits of EV adoption do not come at the cost of safety. Malaysia’s evolving infrastructure must be equipped to handle the growing presence of EVs. With proactive measures in place, the fire safety community can help mitigate the risks and ensure a safer future as we transition to cleaner, greener transportation solutions. To better prepare for these challenges, fire safety professionals must also receive specialized training. Fire safety training services are designed to help first responders, building managers, and safety personnel understand the nuances of lithium-ion battery fires and EV-specific risks. (Source: Malaysian Fire Protection Association: The Rise of EVs and Its Fire Safety Implications for Malaysia, posted on 17 February 2025).

Beyond the immediate threat to life, EV fires pose serious risks to infrastructure. Lithium-ion battery fires burn at higher temperatures than conventional vehicle fires, potentially compromising the structural integrity of surrounding materials, including steel and concrete. Other structural risks include:

●	Heat Intensity: The extreme heat from these fires can weaken load-bearing elements in buildings, particularly in enclosed spaces like underground parking lots.

●	Toxic Smoke: Fires involving lithium-ion batteries release hazardous gases, such as hydrogen fluoride, which can quickly fill confined areas and pose health risks to both building occupants and first responders.

●	Re-Ignition Potential: One of the most dangerous aspects of lithium-ion battery fires is their tendency to reignite even after they appear to have been extinguished. This makes them particularly hazardous in enclosed or difficult-to-access spaces, where containment is challenging.

In dense urban areas or facilities with limited ventilation, such as underground garages, these risks are amplified. Poor ventilation and inadequate fire suppression systems can lead to catastrophic outcomes. For fire safety professionals, adapting current protocols to address the specific hazards of EV fires is critical. Existing systems designed for traditional vehicle fires may not be sufficient to combat the unique risks of lithium-ion batteries. Key mitigation strategies include fire detection and suppression systems in high- risk areas, such as underground parking lots, must be upgraded. Specialized equipment, such as water mist systems are required to effectively penetrate battery casings and cool the cells, preventing thermal runaway from escalating.

Industry Relevance to Fitters Sdn. Bhd.

Malaysia’s economic growth and infrastructure expansion drive demand for our fire safety equipment, particularly in construction and commercial sectors. The global and Malaysian fire protection markets’ growth supports our distribution of certified products like fire extinguishers and PPE, while the EV trend highlights the need for innovative solutions, aligning with our strategic focus. However, price competition and regulatory compliance remain challenges, which we address through quality certifications and supplier relationships.

Competitive Strengths

The rapid growth of the construction industry is one of the major drivers of the fire protection systems market. The increasing demand for new and innovative buildings is resulting in an increase in the number of fire incidents. Additionally, the increasing trend of green building and the growing awareness of the importance of fire safety are also contributing to the growth of this market. Investment in research and development (R&D) is also a key factor driving the growth of this market. Various new technologies are being developed to improve the performance of fire protection systems. This is resulting in increased innovation and adoption of new fire protection systems. The increasing popularity of retrofitting fire protection systems is also contributing to the growth of this market. The retrofitting option allows existing buildings to be upgraded without having to replace all of the existing infrastructure. This is resulting in significant cost savings for businesses and governments.

The market for fire protection systems is growing rapidly, as businesses and homeowners become increasingly aware of the importance of protecting themselves and their property from fire. This is due to the increasing prevalence of fires in commercial and residential buildings, as well as the increasing awareness of the dangers of fire. The market for fire protection systems is expected to grow rapidly over the next few years, as businesses and homeowners become increasingly aware of the importance of protecting themselves and their property from fire. This is due to the increasing prevalence of fires in commercial and residential buildings, as well as the increasing awareness of the dangers of fire.

We believe the following strengths differentiate Fitters Sdn. Bhd. in the fire safety market include top quality products and excellent customer service as well as:

●	Established Industry Presence: Since 1982, we have built a strong reputation as a reliable supplier of fire safety equipment, supported by our parent company’s market leadership.

●	Certified Product Offerings: Our product range—including top quality products such as PYRODOR doors and FITTERS FIRE-X—is approved by BOMBA and certified by SIRIM, while our safety apparel hold certifications from both SIRIM and DOSH. These certifications ensure compliance with regulatory standards and foster customer trust.

●	Broad Distribution Network: Our use of e-commerce platforms, combined with partnerships with wholesalers and authorized distributors, expands market access, distinguishing us from traditional distributors.

●	Strategic Supplier Relationships: Long-term agreements with reputable manufacturers ensure consistent product availability and quality, mitigating supply chain risks.

●	Customer-Centric Approach: Our focus on meeting diverse customer needs, including fire safety apparel and industrial fire systems, supports loyalty and repeat business.

●	Strong Reputation: We have built up a strong brand reputation.

Growth Strategy

Our growth strategy focuses on expanding market share and enhancing profitability. In order to expand company revenue and market share, we will focus on the following growth strategies:

●	Market penetration - improving sales within existing markets by expanding reach and improving customer retention.

●	Product development - developing new products and services to cater for existing and new customers’ needs.

●	Market Development - pursuing new geographic markets.

●	Diversification- expanding our product categories.

●	Strategic partnerships - collaboration with other companies to leverage their strengths and resources.

Market Drivers and Opportunities

Our operations are influenced by several market drivers:

●	Regulatory Compliance: BOMBA’s and SIRIM’s stringent standards drive demand for certified fire equipment, ensuring steady orders for our products.

●	Urban Development: Malaysia’s construction boom, particularly in Kuala Lumpur, increases the need for fire-resistant doors and extinguishers in new buildings.

●	Industry Growth: The expansion of industrial sectors, such as oil and gas, construction, manufacturing, mining, and utilities, is driving significant growth in demand for fire safety apparel, particularly flame-retardant and fire-resistant clothing.

●	E-Commerce Trends: Growing online shopping in Malaysia supports our digital distribution strategy, enabling broader customer reach.

●	Safety Awareness: Increased focus on workplace and residential safety fuels demand for our fire safety apparel and equipment.

Our Facilities

We operate from leased facilities in Malaysia to support our supply and trading activities:

●	Head Office: Wisma FITTERS, No. 1, Jalan Tembaga SD 5/2, Bandar Sri Damansara, 52200 Kuala Lumpur, Malaysia, serving as our operational and administrative hub.

●	Registered Office: Third Floor, No. 77, 79 & 81, Jalan SS21/60, Damansara Utama, 47400 Petaling Jaya, Selangor, Malaysia.

●	Distribution Network: We utilize regional warehouses and logistics partners across Malaysia, coordinated from our Kuala Lumpur head office, to ensure efficient product delivery. Specific warehouse locations are managed by FITTERS Diversified Berhad’s broader infrastructure.

These facilities support our ability to source, store, and distribute products effectively.

Intellectual Property

We do not own patents or have pending applications, relying on certifications and supplier agreements for competitive positioning.

Human Capital

As of December 31, 2025, the Company had a total of 19 full-time employees worldwide, distributed across departments as follows:

NO	DEPARTMENT	NUMBER OF STAFF MEMBERS
1	FINANCE	4
2	APPAREL	3
3	WAREHOUSE	4
4	TRADING	1
5	PROJECT	3
6	ADMIN	3
7	PENANG	1
TOTAL		19

Customers

We serve a diverse customer base including the following types:

●	Commercial and Industrial: Developers and facility managers procure our fire extinguishers and PYRODOR doors for projects like offices and factories. Industrial clients in sectors like oil & gas, construction, and manufacturing rely on our fire safety apparel to protect workers and meet regulatory requirements.

●	Government Agencies: Public sector clients source certified fire equipment for compliance with BOMBA and SIRIM/SOH standards.

●	Retail Consumers: Individual buyers access our safety apparel via e-commerce platforms like Shopee for home and vehicle use.

Our broad customer mix ensures revenue stability, with strong demand from healthcare and construction sectors.

Competitors

We face competition in a crowded market:

●	Local Distributors: Malaysian suppliers of BOMBA-certified fire equipment and SIRIM/DOSH-certified PPE compete on price and availability, challenging our margins.

●	International Brands: Global manufacturers with established names in fire safety and PPE, such as 3M, Dupont and Daletec, compete in Malaysia, requiring us to emphasize local expertise.

●	E-Commerce Rivals: Online distributors on platforms like Shopee offer low-cost alternatives, increasing price pressure due to low entry barriers.

We counter competition through certified products, reliable supply chains, and e-commerce accessibility, though pricing remains a challenge.

Government Regulation

Our operations are subject to Malaysian regulations:

●	Product Standards: Fire equipment and PPE must comply with BOMBA and SIRIM standards, requiring regular certification. Non-compliance risks product bans or fines.

●	Occupational Safety: PPE distribution adheres to regulations enforced by Malaysia’s Department of Occupational Safety and Health, ensuring end-user safety.

●	Labor Policies: Foreign worker hiring for logistics is governed by immigration rules, which may raise costs or limit availability.

●	Trade Regulations: Import duties and supplier compliance affect the sourcing of international products, impacting pricing.

We maintain strict compliance to avoid operational or reputational risks.

Legal Proceedings

As of the date of this report, we are not involved in any material legal proceedings that, individually or in the aggregate, are expected to significantly impact our business, financial condition, or results of operations. Routine disputes, such as supplier or customer contract issues, may arise but are managed promptly with no anticipated material liabilities.

Government Regulation

Regulation of fire protection companies in Malaysia is primarily governed by the Fire and Rescue Department of Malaysia (BOMBA) under the Fire Services Act 1988 (Act 341). In 2026, the regulatory landscape is shifting toward a self-regulation framework aimed at increasing industry accountability. To operate legally as a fire protection service provider, a company must hold multiple specific registrations:

●	BOMBA Competent Organization: Only authorized “Competent Organizations” that have completed specified inspection courses can service fire extinguishers and issue the mandatory Electronic Fire Extinguisher Inspection System (eFEIS) barcode certificates.

●	CIDB Registration: Companies undertaking fire system installation or maintenance must register with the Construction Industry Development Board (CIDB).

o	Mandatory Category: ME02 (Fire Fighting System).

o	Grades: Ranging from G1 (projects up to RM200,000) to G7 (unlimited value) based on financial strength and technical expertise.

●	Sijil Perakuan Bahan (SPB): Any products or materials used (e.g., fire doors, detectors) must have BOMBA certification via recognized laboratories like SIRIM Berhad.

The Malaysian government is modernizing fire safety enforcement through several new mandates for 2026–2027:

●	Certified Fire Safety Managers (FSM): Starting in 2026, certified FSMs and Fire Safety Officers (FSO) will have authority to conduct internal fire safety inspections.

●	Self-Regulation Transition: These certified managers will submit technical reports directly to BOMBA for Fire Certificate (FC) renewals, reducing the need for annual physical inspections by BOMBA officials to once every 2–3 years.

●	Mandatory Fire Drills: Beginning in 2026, all buildings classified as “designated premises” must hold mandatory fire drills to qualify for certification renewal.

●	Enforcement Deadline: Full enforcement for designated premises to hold a Fire Certificate (FC) is expected in the first quarter of 2026; however, some mandatory role requirements (FSM/FSO) have been revised toward 2027 to allow for industry training.

Malaysia’s regulatory compliance standards require that companies must design and install systems according to recognized Malaysian Standards (“MS”):

●	MS 1910: Design and installation of automatic sprinkler systems.

●	MS 1539: Portable fire extinguisher installation and maintenance.

●	MS 2616: Fire pumps for fixed firefighting systems.

Environmental Social and Government (“ESG”) Matters

We recognize the importance of ESG matters, with a specific focus on Human Capital Management, as integral to creating a sustainable foundation for our long-term business strategy. We support professional development at all levels. We also take reports of suspected violations of our codes of conduct and take seriously appropriate action.

As we do not operate manufacturing facilities or manufacture products, we believe that our environmental impact is relatively small. We are involved in office waste reduction practices. We strive to offer excellent benefits and long-term incentives to help retain our workforce.

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

We consider our employees to be our most valuable asset. The development, attraction and retention of employees is a critical success factor. To support the advancement of our employees, we offer training and development programs encouraging advancement from within and continue to fill our team with strong and experienced management talent. We recognize that our industry is specialized and dynamic and a significant aspect of our success is our continued ability to execute our human capital strategy of attracting, engaging, developing and retaining highly skilled talent. There is fierce competition both within our industry and in the geographic locations in which we have offices for highly skilled talent, and we offer a robust set of benefits, career-enhancing learning experiences and initiatives aligned with our mission, vision, and values in order to attract qualified prospective employees and to retain and motivate our employees. We offer competitive compensation for our employees and strongly embrace a pay for performance philosophy in setting and adjusting compensation.

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

Non-Discrimination

We do not tolerate discrimination and are committed to high ethical standards and equal employment opportunities in all personnel actions without regard to race, color, religion, gender, national origin, citizenship status, age, marital status, gender identity or expression, sexual orientation, physical or mental disability, or veteran status.

Available Information

We file or furnish annual, quarterly and current reports and other documents with the SEC. The annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments, will be made available free of charge on our website, www.bgmsglobal.com, as soon as reasonably practicable, following the filing of the reports with the SEC. In addition, our website allows investors and other interested persons to sign up to automatically receive e-mail alerts when news releases and financial information is posted on the website. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The information on or obtainable through our website is not incorporated into this Annual Report.

Item 1A. Risk Factors

Investing in our Common Stock involves significant risks, some of which are described below. In evaluating our business, investors should carefully consider the following risk factors. These risk factors contain, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below. The order in which the following risks are presented is not intended to reflect the magnitude of the risks described. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and prospects. In that case, the trading price of our Common Stock could decline, perhaps significantly, and you therefore may lose all or part of your investment.

Risks Related to Our Business and Industry

The demand for our products is impacted by a number of factors outside of our control.

Our fire safety division now incorporates our wholly-owned subsidiary, Fitters Sdn. Bhd. a Malaysia headquartered company specializing in supplying, and trading various protective and fire safety equipment to both domestic and international markets. Established in 1982, the Company has built a strong presence in the industry, providing a wide range of fire safety products, including fire equipment, foam system, fire resistant doors, personal protective equipment (“PPE”) and fire safety apparel. Our end markets experience constantly changing demand depending on a number of factors that are out of our control. The demand for our fire protection equipment is driven by the market for our products, which is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changing customer demands and evolving industry standards, any of which can render existing products obsolete. We believe that our future success will depend in large part on our ability to offer new and effective products in a timely manner and on a cost-effective basis. As a result of the complexities inherent in our products, major new products and product enhancements can require long development and testing periods, which may result in significant delays in the general availability of new releases or significant problems in the implementation of new releases. In addition, if we or our competitors announce or introduce new products our current or future customers may defer or cancel purchases of our products, which could materially adversely affect our business, operating results and financial condition. Our failure to offer, successfully and on a timely and cost-effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements, would have a material adverse effect on our business, operating results and financial condition.

Our performance is tied to customer demand for fire suppression equipment and materials, the decrease of which could adversely affect our performance.

We currently recognizes revenue from, among other things, trading and installation of fire safety materials and equipment. The demand for our fire protection equipment is driven by rapid industrialization, urbanization, and increasing safety awareness. In the December 31, 2025 financial year, our top four customers collectively accounted for 55% of the Company’s total sales, with individual contributions of approximately 36%, 7%, 6%, and 6%, respectively. Accordingly, Fitters relies on a limited number of customers from whom it generates most of its revenue. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. We have not entered into long-term supply contracts with either of these major customers. Therefore, there can be no assurance that we will maintain or improve our relationships with our major customers, or that we will be able to continue to supply these customers at current levels or at all. If we cannot maintain long-term relationships with these major customers, the loss of sales could have an adverse effect on our business, financial condition and results of operations.

If any of our customers fail to pay us, our profit and cash flow may be affected as a result.

If any of our customers are slow in their payment process, their delayed payments may adversely affect our cash flow and our ability to fund our operations out of our operating cash flow. In addition, although we attempt to establish appropriate reserves for our receivables, those reserves may not prove to be adequate in view of actual levels of bad debts. The failure of our customers to pay us in a timely manner could negatively affect our working capital, which could in turn adversely affect our cash flow. Although no customer has failed to pay us even though their payments were delayed, there is no assurance that they will be able to pay in the future.

We are substantially dependent upon our senior management and key personnel.

We are highly dependent on our senior management to manage our business and operations. We also depend on our key personnel for the sales and marketing of our products. We do not maintain key man life insurance on any of our senior management or key personnel. The loss of any one of them would have a material adverse effect on our business and operations. Competition for senior management and our other key personnel is intense and the pool of suitable candidates is limited. We may be unable to locate a suitable replacement for any senior management or key personnel that we lose. In addition, if any member of our senior management or key personnel joins a competitor or forms a competing company, they may compete with us for customers, business partners and other key professionals and staff members of our company. Although each of our senior management and key personnel has signed a confidentiality and non-competition agreement in connection with his employment with us, we cannot assure you that we will be able to successfully enforce these provisions in the event of a dispute between us and any member of our senior management or key personnel.

We compete for qualified personnel with other fire products businesses. Intense competition for these personnel could cause our compensation costs to increase, which could have a material adverse effect on our results of operations. Our future success and ability to grow our business will depend in part on the continued service of these individuals and our ability to identify, hire and retain additional qualified personnel. If we are unable to attract and retain qualified employees, we may be unable to meet our business and financial goals.

We may not pay dividends.

We cannot assure you that our operations will result in sufficient revenues to enable us to operate at profitable levels or to generate positive cash flows. Furthermore, there is no assurance our Board of Directors will declare dividends even if we remain profitable. Dividend policy is subject to the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements and other factors.

We do not carry business interruption insurance so we could incur unrecoverable losses if our business is interrupted.

We are subject to risks inherent to our business, including equipment failure, theft, natural disasters, labor disturbances, business interruptions, property damage, and product liability. We do not carry any business interruption insurance or third-party liability insurance or other insurance to cover risks associated with our business. As a result, if we suffer losses, damages or liabilities, including those caused by natural disasters or other events beyond our control and we are unable to make a claim against a third party, we will be required to bear all such losses from our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

We may need to raise additional capital to grow our business and satisfy our anticipated future liquidity needs, and we may not be able to raise it on terms acceptable to us, or at all.

Growing and operating our business will require significant cash outlays, liquidity reserves and capital expenditures and commitments to respond to business challenges, including developing or enhancing new or existing products. As of December 31, 2025, we had cash on hand of $3.5 million. If cash on hand and cash generated from operations are not sufficient to meet our cash and liquidity needs, we may need to seek additional capital, potentially through debt or equity financing. To the extent that we raise additional capital through the sale of additional equity or convertible securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, would result in increased fixed payment obligations and a portion of our operating cash flows, if any, being dedicated to the payment of principal and interest on such indebtedness. In addition, debt financing may involve agreements that include restrictive covenants that impose operating restrictions, such as restrictions on the incurrence of additional debt, the making of certain capital expenditures or the declaration of dividends. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or considering specific strategic considerations. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, operating results and prospects and cause the price of the common stock to decline.

Raising capital in the future could cause dilution to our existing shareholders and may restrict our operations or require us to relinquish rights.

In the future, we may seek additional capital through a combination of private and public equity offerings, debt financing and collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or strategic alliance arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams or product candidates on terms that are not favorable to us.

We are subject to risks from changes to trade policies, tariffs and import/export regulations by the U.S. and/or other foreign governments.

Changes in the import and export policies, including trade restrictions, new or increased tariffs or quotas, embargoes, sanctions and counter sanctions, safeguards or customs restrictions by the U.S. and/or other foreign governments, could require us to change the way we conduct business and adversely affect our financial condition, results of operations, reputation and our relationships with customers and suppliers. Changes in laws and policies governing foreign trade, manufacturing, development and investment in the countries where we currently conduct business could adversely affect our business.

We expect our international operations and export sales to constitute a significant portion of our revenue. Both our sales from international operations and export sales are subject in varying degrees to risks inherent to doing business outside of Malaysia and the United States. These risks include the following:

●	possibility of unfavorable circumstances arising from host country laws or regulations;

●	currency exchange rate fluctuations and restrictions on currency repatriation;

●	potential negative consequences from changes to taxation policies;

●	disruption of operations from labor and political disturbances;

●	changes in tariff and trade barriers and import and export licensing requirements; and

●	insurrection or war.

Any payment of distributions, loans or advances to us by our foreign subsidiaries could be subject to restrictions on, or taxation of, dividends on repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate. In addition to the general risks that we face outside Malaysia and the United States, we now conduct more of our operations in emerging markets than we have in the past, which could involve additional uncertainties for us, including risks that governments may impose limitations on our ability to repatriate funds; governments may impose withholding or other taxes on remittances and other payments to us, or the amount of any such taxes may increase; an outbreak or escalation of any insurrection or armed conflict may occur; governments may seek to nationalize our assets; or governments may impose or increase investment barriers or other restrictions affecting our business. In addition, emerging markets pose other uncertainties, including the protection of our intellectual property, pressure on the pricing of our products, and risks of political instability. We cannot predict the impact such future, largely unforeseeable events might have on our business, financial condition, results of operations and cash flow.

Our profitability could be negatively impacted by price and inventory risk related to our business, including commodity price exposure.

Our realized margins depend on the differential of sales prices over our total supply costs. Our profitability is therefore sensitive to changes in product prices caused by changes in supply, transportation and storage capacity or other market conditions. Market, weather or other conditions beyond our control may disrupt our expected supply of product, and we may be required to obtain supply at increased prices that cannot be passed through to our customers.

Our industry is very competitive and some of our products are commodities.

We face competition from both new entrants and existing competitors in the fire services industries. The businesses are competitive due to the presence of other local and international producers and suppliers of fire protection systems. The competitors may affect the Company’s revenue and market share, which may in turn affect the financial performance of the Company. In this respect, the competitors from the fire protection systems are constantly developing more advanced technology and product formulations in order to gain a larger market share and a competitive edge.

In addition, the barriers to entry for new distributors of fire protection equipment are low as they can source products or systems that already have the relevant product certifications obtained by the respective manufacturer or supplier. As such, the competition that the Company faces face may result in, among others, reduction in the prices of the Company’s products thus affecting the Company’s profit margins, increase in the Company’s marketing activities and thus expenses, and/ or loss of business due to competitors’ offerings, which may adversely affect the Company’s business operations and financial performance. There can be no assurance that the Company will continue to compete effectively in the industries and failure to do so may adversely affect its growth prospects and financial performance.

There is no assurance that our existing projects will not be delayed or terminated and there can also be no certainty that our order book will be continually maintained at such level in the future.

Our revenue for the fire services division is largely dependent on the sustainability of the Company’s order book, which is in turn affected by the business and economic condition in Malaysia, as well as the Company’s ability to tender for the new projects by competing against other competitors in terms of pricing, timely delivery and quality. There is no assurance that the Company’s existing projects will not be delayed or terminated and there can also be no certainty that the Company’s order book will be continually maintained at such level in the future. The sustainability of our order book refers to the long-term viability and success of our business, which relies on fulfilling orders. A sustainable order book is characterized by consistent demand, effective operations, and adaptability to changing market conditions and relates to ensuring the business continues to receive and process orders in a way that is profitable and environmentally responsible.

There can be no assurance that we will maintain our relationship with, or serve, our customers at current levels. In addition, there is no assurance that any new agreement we enter into to supply or share services or facilities will have terms as favorable as those contained in current arrangements. Less favorable contract terms and conditions under any customer contract or contract for supply, purchase or shared services or facilities, could have a material adverse effect on our business, financial condition and results of operations.

Risks from the improper conduct of, or use of our products by, employees, agents, government contractors, or collaborators could adversely affect our reputation as well as our business, financial condition and results of operations.

Unapproved or improper use of our products, or inadequate disclosure of risks or other information relating to the use of our products can lead to injury or other serious adverse events. These events could lead to recalls or safety alerts relating to our products (either voluntary or as required by governmental authorities), and could result, in certain cases, in the removal of a product from the market. A recall could result in significant costs and lost sales and customers, enforcement actions and/or investigations by state and federal governments or other enforcement bodies, as well as negative publicity and damage to our reputation that could reduce future demand for our products. Personal injuries relating to the use of our products can also result in significant product liability claims being brought against us. See “—Some of the products we produce may cause adverse health consequences or environmental impacts, which exposes us to product liability and other claims, and we may, from time to time, be the subject of indemnity claims. Indemnity and insurance coverage could be inadequate or unavailable to cover such product liability and other claims.”

We cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, agents, contractors, service providers or collaborators that would violate the laws or regulations of the jurisdictions in which we operate, including, without limitation, employment, foreign corrupt practices, trade restrictions and sanctions, environmental, competition, and privacy laws and regulations. Such improper actions could subject us to civil or criminal investigations, and monetary and injunctive penalties, and could adversely impact our reputation as well as our business, financial condition and results of operations.

There is no guarantee that we will be able to continue purchasing products from our suppliers on a long-term basis.

There is no guarantee that we will be able to continue purchasing products from our current suppliers on a long-term basis. Some supply contracts are renewable or renew automatically unless notice of termination is given, however there can be no assurance that they will be renewed or that notice of termination will not be given. We also have long-term relationships with certain suppliers, but there are no assurances that such relationships, and related supply, will continue. Finding a new supplier may take a significant amount of time and resources, and once we have identified such new supplier, we would have to ensure that they meet our standards for quality control and have the necessary technical capabilities, responsiveness, high-quality service and financial stability. If we are unable to efficiently manage our supply chain and/or ensure that our products are available to meet consumer demand, our operating costs could increase and our profit margins could decrease.

Manufacturing of our specialty products and fire retardant products is concentrated at certain facilities of our suppliers. In the event of a significant manufacturing difficulty, disruption or delay, we may not be able to purchase products without incurring material additional costs and substantial delays. Furthermore, these risks could materially and adversely affect our business if our suppliers’ facilities are impacted by a natural disaster or other interruption at a particular location. As a result, protracted regional crises, or issues with manufacturing facilities could lead to eventual shortages of products and it could be difficult or impossible, costly and time consuming to obtain alternative sources for products. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

Our business may be negatively affected by labor issues and higher labor costs.

Our ability to maintain our workforce depends on our ability to attract and retain new and existing employees. As of the date of this filing, none of our employees are covered by collective bargaining agreements and we consider our labor relations to be acceptable. However, we could experience workforce dissatisfaction which could trigger bargaining issues, employment discrimination liability issues as well as wage and benefit consequences, especially during critical operation periods. We could also experience a work stoppage or other disputes which could disrupt our operations and could harm our operating results. In addition, legislation or changes in regulations could result in labor shortages and higher labor costs. There can be no assurance that we may not experience labor issues that negatively impact our operations or results of operations.

We are subject to interest rate risks.

We are subject to market risks due to fluctuations in interest rates on our debt. Increases in interest rates will increase the cost of new borrowings and our interest expense. Accordingly, fluctuations in interest rates can lead to significant fluctuations in the fair value of our debt instruments. We do not use any derivative instruments to manage our interest rate risk exposure. We have not been subject to nor do we anticipate being exposed to material risks due to changes in interest rates.

Unfavorable economic and market conditions could materially and adversely affect our business, results of operations and financial condition.

We are subject to risks arising from adverse changes in global economic conditions. We have significant operations outside the U.S., including some in emerging markets. Long-term economic uncertainty in some of the regions of the world in which we operate could result in declines in revenue, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by the economic challenges faced by our customers, suppliers, and other business partners, which could negatively impact our business and could result in declines in our consolidated results of operations and cash flow.

We compete in various geographic and product markets including Malaysia, Singapore and British Virgin Island. We expect revenue from these markets to be significant for the foreseeable future. Important factors impacting our businesses include the overall strength of these economies and our customers’ confidence in both local and global macro-economic conditions; industrial and federal, state, local and municipal governmental spending; the strength of the residential and commercial real estate markets; interest rates; availability of commercial financing for our customers and end-users; and unemployment rates. A slowdown or downturn in these financial or macro-economic conditions could have a significant adverse effect on our business, financial condition, results of operations and cash flow.

We have experienced and expect to continue to experience fluctuations in revenues and operating results due to economic and business cycles, particularly within the portion of our business that provides products and services used in residential and commercial buildings. We believe our level of business activity is influenced by residential and commercial building starts and renovations, which are heavily influenced by interest rates, consumer debt levels, changes in disposable income, employment growth and consumer confidence. Credit market conditions greatly affect the ability of residential and commercial builders to obtain the necessary capital to complete and begin new projects. We closely monitor the credit worthiness of our customers, and evaluate their financial ability to pay for those products and services we provide to them. As it relates to our customers’ ability to pay for products and services, we have not experienced any significant negative impact as a result of the recent economic downturn. If market conditions worsen, it may result in a delay or cancellation of orders from our customers or potential customers and adversely affect our revenues and our ability to manage inventory levels, collect customer receivables and maintain current levels of profitability.

Global economic conditions could negatively affect our prospects for growth.

Our prospects for growth may be directly affected by the general global economic conditions of the industries in which our suppliers, partners and customer groups operate. Our business will be highly dependent on the economic and market conditions in each of the geographic areas in which we operate. These conditions affect our business by reducing the demand for fire prevention products in times of economic downturn and increasing the price of our products in times of increasing demand. There can be no assurance that global economic conditions will not negatively impact our liquidity, growth prospects and results of operations.

Adverse changes in political, economic and regulatory conditions in Malaysia and the United States could materially affect our financials and prospects. Political, economic and regulatory uncertainties include, amongst others, risks of war, changes in political state, changes in economic conditions, changes in governmental policies such as changes to labour laws, introduction of new rules or regulations, interest rates, tariff rates, fiscal and monetary policies and method of taxation.

Our business operations rely on information technology and communications networks, and operations that are vulnerable to damage or disturbance from a variety of sources. Regardless of protection measures, essentially all systems are susceptible to disruption due to failure, vandalism, computer viruses, security breaches, natural disasters, power outages and other events. In addition, cybersecurity threats are evolving and include, among others, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in our systems, unauthorized release of confidential or otherwise protected information and corruption of data. We also have a concentration of operations in certain sites, e.g., production, and shared services centers, where business interruptions could cause material damage and costs. Transport of goods from suppliers, and to customers, could also be hampered for the reasons stated above. Although we have assessed these risks, implemented controls, and performed business continuity planning, we cannot be sure that interruptions with material adverse effects will not occur.

The markets in which we operate are highly competitive, and some of our competitors have greater financial and other resources than we do.

The competitive pressures faced by us could materially and adversely affect our business, results of operations and financial condition. The safety products and solutions market is highly competitive, with participants ranging in size from small companies focusing on single types of safety products, to large multinational corporations that manufacture and supply many types of safety products and solutions. Our main competitors vary by region and product. We believe that participants in this industry compete primarily on the basis of product characteristics (such as functional performance, technology, cost of ownership, comfort, design and style), price, service and delivery, integrated solutions, customer support, the ability to meet the special requirements of customers, brand name trust and recognition, purchasing options, and e-business capabilities. Some of our competitors have greater financial and other resources than we do, and our business could be adversely affected by competitors’ new product innovations, technological advances made to competing products and solutions and pricing changes made by us in response to competition from existing or new competitors. We may not be able to compete successfully against current and future competitors, and the competitive pressures faced by us could have a material adverse effect our business, consolidated results of operations and financial condition. In addition, e-commerce is a rapidly developing area, and the execution of a successful e-business strategy involves significant time, investment and resources. If we are unable to successfully expand e-business capabilities in support of our customer needs, our brands may lose market share, which could negatively impact revenue and profitability.

If we are unable to compete successfully in our marketplace, it will harm our business.

There are existing products in the fire prevention products marketplace that compete with our products. Companies may develop new products that compete with our products. Certain competitors and potential competitors have longer operating histories, substantially greater product development capabilities and financial, scientific, marketing and sales resources. Competitors and potential competitors may also develop fire prevention products that are more effective or have other potential advantages compared to our fire prevention products. Certain competitors and potential competitors have broader fire prevention product offerings and extensive customer bases, allowing them to adopt aggressive pricing policies that would enable them to gain market share. Competitive pressure could result in price reductions, reduced margins and loss of market share. We could encounter potential customers that, due to existing relationships with our competitors, are committed to fire prevention products offered by those competitors. As a result, those potential customers may not consider purchasing our fire prevention products.

Risks Related to Regulatory and Legal Matters

Our ability to market and sell our products and solutions is subject to existing government laws, regulations and standards.

Changes in such laws, regulations and standards or our failure to comply with them could materially and adversely affect our results of operations. Most of the fire safety products we offer and sell are required to meet performance and test standards designed to protect the safety of people and infrastructures around the world and are required to comply with other various laws and regulations in the applicable markets where sold. Our inability to comply with these standards and regulations could result in declines in revenue, profitability and cash flow. Changes in laws, regulations, or the standards themselves, including changes resulting from the outcome of federal, national, state or provincial elections, could reduce the demand for our products thereby creating opportunities for our competitors. Regulatory approvals for our fire safety products may be delayed or denied for a variety of reasons that are outside of our control. Additionally, market anticipation of significant new standards can cause customers to accelerate or delay buying decisions.

Failure to comply with stringent and evolving fire safety regulations in Malaysia could negatively affect our prospects for growth and operating results.

Our business is subject to stringent and evolving fire safety regulations in Malaysia. Failure to obtain, maintain, or renew required certifications from the Fire and Rescue Department of Malaysia (“BOMBA”) or other regulatory bodies could materially and adversely affect our business, results of operations, and financial condition. Our fire safety products and installations are strictly governed by the Fire Services Act 1988 (Act 341) and various subsidiary legislations. As of 2026, the regulatory environment in Malaysia has become increasingly rigorous, with the commencement of full enforcement regarding Fire Certificates (FC) for designated premises in the first quarter of 2026. Many of our fire safety installations require a Sijil Perakuan Bahan (Material Certification Certificate) issued by BOMBA. This involves meeting standards set by the Standard and Industrial Research Institute of Malaysia (SIRIM) before an approval certificate is granted. Any delay in testing, failure to meet these standards, or changes in the list of laboratories authorized by the Director General for testing could prevent us from marketing our products.

Starting in 2026, buildings in designated categories must hold mandatory fire drills to renew their fire certifications. If our clients fail to comply due to deficiencies in our equipment or advisory services, we may face contract terminations or reputational damage. The Occupational Safety and Health Act in Malaysia (“OSHA”), which aims to ensure the safety, health and welfare of people at work and to protect others from safety and health hazards in all workplaces throughout Malaysia. Recent amendments to OSHA have significantly increased maximum fines for breaches—ranging from RM 100,000 to RM 500,000—and introduced potential imprisonment of up to two years for company directors and officers.

Effective January 1, 2026, a new self-regulation framework grants Fire Safety Managers authority to issue technical reports, subject to periodic BOMBA audits every 2–3 years. Any failure by our personnel to maintain “competent person” status or if our reports are found non-compliant during audits could lead to the revocation of our operating licenses. The 2025 amendment to the Fire Safety Act 1988 introduced formal requirements for Fire Risk Analysis Reports, which must now be prepared by Registered Fire Safety Consultants. If we are unable to retain such qualified professionals, our service offerings would be legally restricted. New or stricter laws and regulations may be introduced that could result in additional compliance costs and prevent or inhibit the distribution and sale of our products, which could have a significant negative impact on our ability to generate revenue and adversely impact our business, financial condition and results of operation.

Some of our products may be subject to government regulations pertaining to exportation, which may limit the markets in which we can sell some of our products.

International sales of certain of our products may be subject to U.S. laws, regulations and policies and other export laws and regulations and may be subject to first obtaining licenses, clearances or authorizations from various regulatory entities. If we are not allowed to export our products or the clearance process is burdensome, our ability to generate revenue would be adversely affected. The failure to comply with any of these regulations could adversely affect our ability to conduct our business and generate revenues, as well as increase our operating costs.

We may be subject to product liability or warranty claims that could require us to make significant payments.

We would be exposed to product liability claims in the event that the use of our products results, or is alleged to result, in bodily injury and/or property damage. There is a risk that we will experience product liability or warranty losses in the future or that we will incur significant costs to defend such claims. Such losses and costs may be material. While we currently have product liability insurance, our product liability insurance coverage may not be adequate for any liabilities that may ultimately be incurred or the coverage may not continue to be available on terms acceptable to us. A successful claim brought against us in excess of our available insurance coverage could require us to make significant payments or a requirement to participate in a product recall which may harm our reputation or profitability.

We may be the subject of litigation by customers, suppliers and other third parties in the future.

Neither our Company nor any of our subsidiaries currently is a party to any legal proceeding that, individually or in the aggregate, is material to our company as a whole. However, from time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. The costs incurred in litigation can be substantial, regardless of the outcome. Proceedings that we believe are insignificant may develop into material proceedings and subject us to unforeseen outcomes or expenses. Additionally, the actions of certain participants in our industry may encourage legal proceedings against us or cause us to reconsider our litigation strategies. As a result, we could from time to time incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

Claims of injuries or potential safety issues or quality concerns could be made against our various subsidiaries.

Our fire safety products and solutions are often used in high-risk and unpredictable environments and our mission, reputation and business success rely on our ability to provide safe, high quality and reliable products that earn and maintain customer trust. In the event that those using our fire safety products and solutions are injured, or if any of our fire safety products or solutions are alleged to have contributed, we could be subject to claims or suffer reputational harm even though those fire safety products or solutions are manufactured by third parties. We continue to review, update, and execute the Company’s quality management processes appropriately to meet changing market demands, technology, and fire safety product standards. Any significant claims, recalls or field actions that result in significant expense or negative publicity against us could have a material adverse effect on our business, operating results, financial condition and liquidity, including any successful claim brought against us in excess or outside of available insurance coverage.

We are subject to risks related to our environmental, social and governance activities and disclosures.

Environmental social and governance, often referred to as ESG, has continued to be an area of focus from investors, customers, employees, and lawmakers, who at times may have competing, inconsistent, or varying interests. ESG-related regulations at both state and national levels are requiring heightened attention, including climate-related disclosures. As reporting and disclosure requirements continue to evolve, the Company anticipates increasing investor expectations and additional regulatory requirements, among other demands related to our ESG activities. Failure to accurately and timely meet these expectations and requirements may result in reputational damage, regulatory penalties and litigation among other consequences.

We are subject to general governmental regulation and other legal obligations, including those related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could harm our business. Compliance with such laws could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.

We receive, store and process personal information and other data from and about customers in addition to our employees and services providers. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission (the “FTC”) and various state, local and foreign agencies. Our data handling also is subject to contractual obligations and industry standards.

The U.S. federal and various state governments have adopted or proposed limitations on the collection, distribution, use, storage and security of data relating to individuals, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data.

Several foreign countries and governmental bodies, including the European Union, have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States, and we expect additional jurisdictions may enact similar regulations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of various types of data, including data that identifies or may be used to identify an individual, such as names, email addresses and in some jurisdictions, Internet Protocol addresses. Within the European Union, legislators have adopted the General Data Protection Regulation (the “GDPR”) which became effective in May 2018. The GDPR includes more stringent operational requirements for processors and controllers of personal data than previous EU data protection laws and imposes significant penalties for non-compliance.

These domestic and foreign laws and regulations relating to privacy and data security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Interpretation of certain requirements remains unclear and may evolve, in particular for regulations that have recently been enacted. Application of laws may be inconsistent or may conflict among jurisdictions resulting in additional complexity and increased legal risk. In addition, these regulations have increased our compliance costs and may impair our ability to grow our business or offer our service in some locations, may subject us to liability for non-compliance, may require us to modify our data processing and transferring practices and policies and may strain our technical capabilities.

We also handle credit card and other personal information. Due to the sensitive nature of such information, we have implemented procedures in an effort to preserve and protect our data and our customers’ data against loss, misuse, corruption, misappropriation caused by systems failures, unauthorized access or misuse. Notwithstanding these procedures, we could be subject to liability claims by individuals and customers whose data resides in our databases for the misuse of that information. If we fail to meet appropriate compliance levels, this could negatively impact our ability to utilize credit cards as a method of payment, and/or collect and store credit card information, which could disrupt our business.

We may be subject to rules of the FTC, the Federal Communications Commission (the “FCC”) and potentially other federal agencies and state laws related to commercial electronic mail and other messages. Compliance with these provisions may limit our ability to send certain types of messages. If we were found to have violated such rules and regulations, we may face enforcement actions by the FTC or FCC or face civil penalties, either of which could adversely affect our business.

Any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business. We expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy, data protection, marketing, consumer communications, information security and local data residency in the United States, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business, financial condition and results of operations.

We are subject to various U.S. and foreign tax laws and any changes in these laws related to the taxation of businesses and resolutions of tax disputes could adversely affect our results of operations.

The U.S. Congress, the Organization for Economic Co-operation and Development (“OECD”) and other government agencies in jurisdictions in which we and our affiliates invest or do business have maintained a focus on issues related to the taxation of multinational companies. The OECD has changed numerous long-standing tax principles through its base erosion and profit shifting project which could adversely impact our effective tax rate. We are subject to regular review and audit by both foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our consolidated financial statements, which could have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

Risks Related to Our Business and Financial Condition

We have a history of operating losses, and we expect to incur losses for the foreseeable future. We may never become profitable. Our stock is a highly speculative investment.

We have incurred operating losses in each year since beginning operations in 1996 due to costs incurred in connection with our research and development activities and selling, general and administrative costs associated with our operations, we expect to incur significant losses for the next several years and we may never achieve profitability. As of December 31, 2025 and December 31, 2024, our accumulated deficit was $454.4 million and $439.5 million, respectively. Our net loss was $3.0 million and $11.2 million for the years ended December 31, 2025 and 2024, respectively. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, particularly in light of the current economic conditions, you could lose all or part of your investment.

There is substantial doubt regarding our ability to continue as a going concern.

As of December 31, 2025, our cash and cash equivalents were $3.5 million compared to $3.1 million at December 31, 2024. Based on our current operating plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the year ended December 31, 2025 are issued. To meet our long-term financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances.

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

Geopolitical and macroeconomic events and conditions could adversely affect our business, operating results, financial condition and cash flows.

Our business is sensitive to geopolitical and security issues, including foreign policy actions taken by governments such as tariffs, sanctions, embargoes, export and import controls and other trade restrictions, which can affect the demand for our products and services, the ability to sell our products and services, and disrupt our supply chain, all of which could adversely affect our business. Global conflicts, including Russia’s invasion of Ukraine, have significantly elevated global geopolitical tensions and security concerns. In addition, the U.S. Government and other nations have implemented broad economic sanctions and export controls targeting Russia, which, combined with the Ukraine conflict, has indirectly disrupted the global supply chain and increased pressures on certain resources. The Ukraine conflict also has increased the threat of malicious cyber activity from nation states and other actors.

Heightened levels of inflation and the potential worsening of macro-economic conditions, including slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher interest rates and currency fluctuations, present a risk for us, our suppliers and the stability of the broader defense industrial base. If we are unable to successfully mitigate the impact of inflation, our profits, margins and cash flows, particularly for existing fixed-price contracts, may be adversely affected. Although we believe defense spending is more resilient to adverse macro-economic conditions than many other industrial sectors, our suppliers and other partners, many of which are more exposed to commercial markets or have fewer resources, may be adversely impacted to a more significant degree than we are by an economic downturn, which could affect their performance and have an adverse impact on our operations. In addition, macroeconomic conditions could cause budgetary pressures for our government customers resulting in reductions or delays in spending, which could adversely impact our business.

Risks Related to Inflation

For 2026, Malaysia’s inflation is projected to remain manageable, with headline inflation estimated to average between 1.3% and 2.0%. While this is slightly higher than the 1.4% average seen in 2025, it remains below the long-term historical average of 2.3%. Despite this stable outlook, several upside and downside risks persist. The primary domestic risk stems from the continued rationalization of subsidies, particularly for fuel (RON95) and electricity. While targeted aid is intended to cushion the impact, these reforms could push headline rates toward the upper end of projections (approximately 2.0%) as direct costs pass through to consumers. Malaysia remains highly exposed to trade uncertainties and geopolitical tensions. Upside risks include potential new tariffs (specifically from the U.S.) and supply chain disruptions that could increase the cost of imported goods. The introduction of a multi-tier levy for migrant workers and the second phase of civil servant wage increases in January 2026 are expected to add cost pressures in labor-intensive sectors. A weaker Ringgit could lead to “imported inflation” by making imports more expensive. Conversely, a stronger Ringgit (forecasted to reach RM4.00 per USD by late 2026) is currently serving as a buffer against these pressures. Additionally, because a substantial portion of our assets consists of cash and cash equivalents and short-term investments, high inflation could significantly reduce the value and purchasing power of these assets. We are not able to hedge our exposures to higher inflation in Malaysia.

Our ability to use net operating loss and certain built-in losses to reduce future tax payments is limited by provisions of the Internal Revenue Code and may be subject to further limitation as a result of the transactions completed in connection with our initial public offering.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our most recent acquisition of Fitters plus private placement and other transactions that have occurred over the past three years, we may have experienced an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2025, we had federal and state net operating loss carryforwards of approximately $8.0 million and $21.4 million compared to December 31, 2024, we had federal and state net operating loss carryforwards of approximately $3.5 million and $16.9 million, respectively. There were no federal or state research and development credits.

Furthermore, under U.S. tax legislation enacted in December 2017, although the treatment of tax losses generated before December 31, 2017 has generally not changed, tax losses generated in calendar year 2018 and beyond do not expire but may only offset 80% of our taxable income, which change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years. The CARES Act temporarily allowed 100% offsets and 5-year carrybacks for losses arising in 2018, 2019, and 2020. These temporary provisions have since expired, and the standard 80% limit was reinstated for tax years beginning after December 31, 2020. Further, net operating loss have been permanently extended or maintained by subsequent legislation, including the One Big Beautiful Bill (OBBB) Act of 2025.

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

On May 7, 2025, the “Company filed an amendment to its Certificate of Incorporation (the “May Certificate of Amendment”) to implement a one-for-sixteen reverse stock split. The effective date of the Certificate of Amendment is May 12, 2025 (the “May 12 Effective Date”). The Company’s common stock began trading on a split-adjusted basis when the market opens on the May 12 Effective Date. The Board of Directors of the Company approved the amendment to the Company’s Certificate of Incorporation primarily to meet the share bid price requirements of The Nasdaq Capital Market. The Company’s stockholders approved the Certificate of Amendment at a special meeting of its stockholders held on February 6, 2025. As a result of the reverse stock split, on the Effective Date, every sixteen shares of common stock then issued and outstanding automatically were combined into one share of common stock, with no change in par value per share. No fractional shares were outstanding following the reverse stock split, and any fractional shares that would have resulted from the reverse stock split were (a) rounded up to the nearest whole number for any shareholder who would otherwise be entitled to receive one-half or more of a fractional split-adjusted share, and (b) rounded down to the nearest whole number for any shareholder who would otherwise be entitled to receive less than one-half of a fractional split-adjusted share.

On July 2, 2025, the Company) filed an amendment to its Certificate of Incorporation (“July Certificate of Amendment”) to implement a one-for-fifteen reverse stock split. The effective date of the Certificate of Amendment is July 7, 2025 (the “July 7 Effective Date”). The Company’s common stock will begin trading on a split-adjusted basis when the market opens on the July 7 Effective Date. The Board of Directors of the Company approved the amendment to the Company’s July Certificate of Incorporation primarily to meet the share bid price requirements of The Nasdaq Capital Market. The Company’s stockholders approved the Certificate of Amendment by majority written consent on May 12, 2025. As a result of the reverse stock split, on the Effective Date, every fifteen shares of common stock then issued and outstanding automatically were combined into one share of common stock, with no change in par value per share. No fractional shares were outstanding following the reverse stock split, and any fractional shares that would have resulted from the reverse stock split were (a) rounded up to the nearest whole number for any shareholder who would otherwise be entitled to receive one-half or more of a fractional split-adjusted share, and (b) rounded down to the nearest whole number for any shareholder who would otherwise be entitled to receive less than one-half of a fractional split-adjusted share.

Notwithstanding our compliance with the Equity Rule, we cannot be sure that our share price will continue to comply with the requirements for continued listing of our common stock on the Nasdaq Capital Market in the future, or that we will continue to comply with the other continued listing requirements. If our shares of common stock lose their status on the Nasdaq Capital Market, we believe that our shares of common stock would likely be eligible to be quoted on the inter-dealer electronic quotation and trading system operated by Pink OTC Markets Inc., commonly referred to as the Pink Sheets and now known as the OTCQB market. Our shares of common stock may also be quoted on the Over-the-Counter Bulletin Board, an electronic quotation service maintained by the Financial Industry Regulatory Authority. These markets are generally not considered to be as efficient as, and not as broad as, the Nasdaq Capital Market. Selling our shares of common stock on these markets could be more difficult because smaller quantities of shares would likely be bought and sold, and transactions could be delayed. In addition, in the event our shares of common stock are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity of our common stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock.

Compliance with the United States securities laws and regulations is likely to make it more difficult and expensive for us to obtain directors’ and officers’ liability insurance and to attract and retain qualified members of our board of directors.

We expect the Sarbanes-Oxley Act and the rules and regulations subsequently implemented by the SEC and the Public Company Accounting Oversight Board to continue to impose significant compliance burdens and costs on the operations of the business. Those rules and regulations may make it more difficult and expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and executive officers.

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

Our business could be adversely affected by significant movements in foreign currency exchange rates.

We are exposed to fluctuations in foreign currency exchange rates, which causes foreign currency risk related to the fluctuation in fair value or future cash flows of a financial instrument as a result of changes in foreign exchange rates. Fitters has transactional currency exposures arising from sales or purchases that are denominated in a currency other than the respective functional currencies of Group entities. Approximately 0% in 2025 and 0.01% in 2024 of Fitters’ sales are denominated in foreign currencies whilst almost 83% (2024: 80%) of costs are denominated in the respective functional currencies of Fitters entities. Fitters’ trade receivable and trade payable balances at the reporting date have similar exposures. Fitters did not hold any cash and/or cash equivalents denominated in foreign currencies for working capital purpose. Any significant change in the value of currencies of the countries in which we do business relative to the value of the Malaysian Ringgit (MYR), could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

Despite the implementation of security measures, our internal and cloud-based computer systems and those of our contractors and consultants are vulnerable to damage from such cybersecurity incidents, including computer viruses, social engineering, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such an event could adversely impact our business and operations, and could result in financial, legal, operational or reputational harm to us, loss of competitive advantage or loss of consumer confidence.

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

As a public company, we face and will continue to face increased legal, accounting, administrative and other costs and expenses that we would not incur as a private company. Compliance with the Sarbanes Oxley Act of 2002, as well as other rules of the SEC, the Public Company Accounting Oversight Board and Nasdaq resulted in a significant initial cost to us as well as an ongoing compliance cost. As a public company, we are subject to Section 404 of the Sarbanes Oxley Act relating to internal control over financial reporting. We have completed a formal process to evaluate our internal controls for purposes of Section 404, and we concluded that as of December 31, 2025, our internal control over financial reporting was effective. As our business grows and changes, there can be no assurances that we can maintain the effectiveness of our internal controls over financial reporting. In addition, our independent certified public accounting firm has not provided an opinion on the effectiveness of our internal controls over financial reporting for the year ended December 31, 2025 because we are a smaller reporting company. In the event our independent auditor is required to provide an opinion on such controls in the future, there is a risk that the auditor would conclude that such controls are ineffective.

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

An active public market for our common stock has not developed. Our stock can trade in small volumes, which may make the price of our stock highly volatile. The last reported price of our stock may not represent the price at which you would be able to buy or sell the stock. The market prices for securities of companies comparable to us have been highly volatile. Often, these stocks have experienced significant price and volume fluctuations for reasons that are both related and unrelated to the operating performance of the individual companies. In addition, the stock market as a whole have experienced significant recent volatility. Like our common stock, these stocks have experienced significant price and volume fluctuations for reasons unrelated to the operating performance of the individual companies. If an active market for the Company’s common stock does not develop or is not sustained, it may be difficult for stockholders to sell their shares at an attractive price or at all.

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

Businesses we acquire may have undisclosed liabilities.

In pursuing any future acquisition strategy, our due diligence investigations of the acquisition candidates may fail to discover certain undisclosed liabilities of the acquisition candidates. If we acquire a company having undisclosed liabilities such as environmental, remediation or contractual, as a successor owner we may be responsible for such undisclosed liabilities. We expect to try to minimize our exposure to such liabilities by conducting due diligence, by obtaining indemnification from each of the sellers of the acquired companies, by deferring payment of a portion of the purchase price as security for the indemnification and by acquiring only specified assets. However, we cannot assure you that we will be able to obtain indemnification or that any indemnification obtained will be enforceable, collectible or sufficient in amount, scope or duration to fully offset any undisclosed liabilities arising from our acquisitions.

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

As at December 31, 2025, we had 135,273 shares of 6% Convertible Exchangeable Preferred Stock and 264 shares of Series A Preferred Stock issued and outstanding.

Under Section 203 of the Delaware General Corporation Law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the Board of Directors approves a transaction. Our Board of Directors could use this provision to prevent changes in management. The existence of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

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

As of December 31, 2025, there were 135,273 shares of our 6% Convertible Exchangeable Preferred Stock issued and outstanding. If the transaction were one in which proceeds were received by us for distribution to stockholders, and the terms of the Certificate of Designations governing the preferred stock were strictly complied with, approximately $1.7 million would be paid to the preferred holders before any distribution to the common stockholders, although the form of transaction could affect how the holders of preferred stock are treated. In such an event, although such a transaction would be subject to the approval of our holders of common stock, we cannot assure our common stockholders that we will be able to negotiate terms that would provide for a price equivalent to, or more favorable than, the price at which our shares of common stock may be trading at such time. Thus, the terms of our preferred stock might hamper a third party’s acquisition of our company.

The market price of the Company’s common stock is expected to be volatile, and the market price of its common stock may drop.

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of the Company’s common stock to fluctuate include:

●	reports on the progress of the Company’s sales of the fire safety products and services and their growth or the lack thereof;
●	failure to maintain its existing customers;
●	failure by the Company to prosecute, maintain, or enforce its intellectual property rights;
●	changes in laws or regulations applicable to its products and services;
●	any inability to obtain adequate supply of its products and services or the inability to do so at acceptable prices;
●	adverse regulatory authority decisions;
●	introduction of new products, services, or technologies by its competitors;
●	failure to meet or exceed financial and development projections that the Company may provide to the public;
●	failure to meet or exceed the financial and development projections of the investment community;
●	the perception of the Company’s products and services among the fire safety industry and green energy industry by the public, legislatures, regulators and the investment community;
●	announcements of significant acquisitions, strategic collaborations, joint ventures, or capital commitments by the Company or its competitors;
●	disputes or other developments relating to proprietary rights, including intellectual property, litigation matters, and its ability to obtain protection for its technologies;
●	additions or departures of key personnel;
●	significant lawsuits, including patent or stockholder litigation;
●	if securities or industry analysts do not publish research or reports about its business, or if they issue adverse or misleading opinions regarding its business and stock;
●	changes in the market valuations of similar companies;
●	general market or macroeconomic conditions;
●	sales of common stock by the Company or its stockholders in the future;
●	trading volume of our common stock;
●	the introduction of technological innovations or new therapies that compete with potential products of the Company; and
●	period-to-period fluctuations in the Company’s financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of the Company’s common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm the Company’s profitability and reputation.

Additionally, a decrease in the stock price of the Company may cause the Company’s common stock to no longer satisfy the continued listing standards of The Nasdaq Capital Market. If the Company is not able to maintain the requirements for listing on The Nasdaq Capital Market, it could be delisted, which could have a materially adverse effect on its ability to raise additional funds as well as the price and liquidity of its common stock.

The Company will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

The Company will incur significant legal, accounting and other expenses including costs associated with being a Nasdaq-listed public company and the corresponding reporting and compliance requirements by Nasdaq, the Securities and Exchange Commission and other federal regulators in the United States. In addition, the Company will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as new rules implemented by the SEC and Nasdaq. These rules and regulations may also make it difficult and expensive for the Company to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for the Company to attract and retain qualified individuals to serve on its board of directors or as executive officers of the Company, which may adversely affect investor confidence in the Company and could cause the Company’s business or stock price to suffer.

The Company may experience adverse consequences because of required indemnification of officers and directors.

Provisions of our amended and restated certificate of incorporation and bylaws provide that it will indemnify any director and officer as to liabilities incurred in their capacity as a director or officer and on those terms and conditions set forth therein to the fullest extent of Delaware law. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the Company would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from its officers, directors, agents and employees for losses incurred by the Company as a result of their actions.

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

We may automatically convert the convertible preferred stock into common stock if the closing price of our common stock exceeds $213,192,000 per share. There is a risk of fluctuation in the price of our common stock between the time when we may first elect to automatically convert the preferred and the automatic conversion date.

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

Failure to compete successfully in our markets could adversely affect our business.

We provide products and services into competitive markets. We believe the principal points of competition in our markets are product performance, reliability and innovation, application expertise, brand reputation, product life cycle cost, timeliness of delivery, proximity of service centers, effectiveness of our distribution channels and price. Maintaining and improving our competitive position will require continued investment by us in manufacturing, research and development, engineering, marketing, customer service and support, and our distribution networks. We may not be successful in maintaining our competitive position. Our competitors may develop products that are superior to our products, or may develop more efficient or effective methods of providing products and services or may adapt more quickly than we do to new technologies or evolving customer requirements. Pricing pressures also could cause us to adjust the prices of certain products to stay competitive. We may not be able to compete successfully with our existing or new competitors. Failure to continue competing successfully could adversely affect our business, financial condition, results of operations and cash flow.

Changes in our effective tax rates may adversely affect our financial results.

We sell our products in three countries presently and plan to continue to grow globally in the future. Domestic income tax is calculated at the Malaysian statutory income tax rate of 24% of the estimated assessable profit for the financial year. Taxation for other jurisdictions is calculated at the rates prevailing in the respective jurisdictions. Given the intended global nature of our business, a number of factors may increase our future effective tax rates, including:

●	the jurisdictions in which profits are determined to be earned and taxed;

●	sustainability of historical income tax rates in the jurisdictions in which we conduct business;

●	the resolution of issues arising from tax audits with various tax authorities; and

●	changes in the valuation of our deferred tax assets and liabilities, and changes in deferred tax valuation allowances.

Any significant increase in our future effective tax rates could reduce net income for future periods.

Failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation could result in fines, criminal penalties and an adverse effect on our business.

We operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws. We are subject, however, to the risk that we, our affiliated entities or our or their respective officers, directors, employees and agents may take action determined to be in violation of such anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act of 2010 and others. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties, and curtailment of operations in certain jurisdictions, and might adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Furthermore, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We recognize the critical importance of maintaining the trust and confidence of business partners and employees, toward our business and are committed to protecting the confidentiality, integrity and availability of our business operations and systems. The Company proactively manages its cybersecurity and data privacy risks with organizational and technical controls including a comprehensive set of policies and procedures for assessing, identifying, and managing material risks from cybersecurity threats which have been integrated into the Company’s overall risk management strategy and processes. The Company seeks to address cybersecurity risks through a comprehensive approach that is focused on implementing robust protective measures, promoting user awareness and education, continuously monitoring for potential threats, and swiftly responding to any security incidents to ensure the confidentiality, integrity, and availability of sensitive information.

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

In addition, we actively engage with key vendors and industry communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures and have processes in place to oversee and identify the risk of cybersecurity threats associated with our use of these third-party vendors. We generally require third parties to, among other things, maintain security controls to protect our confidential information and data, and notify us of material cybersecurity threats that may impact our business.

In 2025, we did not identify any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Cybersecurity Risk Management and Strategy; Effect of Risk

We face risks related to cybersecurity such as unauthorized access, cybersecurity attacks and other security incidents, including as perpetrated by hackers and unintentional damage or disruption to hardware and software systems, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we maintain a comprehensive cybersecurity program to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. We employ a range of tools and services, including regular network and endpoint monitoring, audits, vulnerability assessments, and penetration testing to inform our risk identification and assessment. As discussed in more detail under “Cybersecurity Governance” below, our audit committee provides oversight of our cybersecurity risk management and strategy processes, which are led by our Chief Executive Officer.

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

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the risk factor heading “Security incidents, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation. Our business and operations would suffer in the event of system failures” which disclosures are incorporated by reference herein.

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

At least annually, our audit committee receives an update from management of our cybersecurity threat risk management and strategy processes. In such sessions, our audit committee generally receives materials that include a cybersecurity dashboard and other materials discussing current and emerging material cybersecurity threat risks, and describing our ability to mitigate those risks, as well as recent developments, evolving standards, technological developments and information security considerations arising with respect to our peers and third parties. Our audit committee also receives prompt and timely information regarding any cybersecurity incident that meets establishing reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. To date, we have not experienced any cyber security incident.

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

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Executive Officer. The management team members are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, the management team members report to the audit committee of our board of directors about cybersecurity threat risks, among other cybersecurity related matters, periodically.

Item 2. Properties

We previously leased our corporate headquarters in Berkeley Heights, New Jersey. In December 2024, the Company terminated this lease, effective as of January 31, 2025. Effective March 1, 2025, the Company entered into a two year lease agreement for our corporate headquarters at Level 10, Tower 11, Avenue 5, No. 8, Jalan Kerinchi, 59200 Kuala Lumpur, Malaysia, which we believe will be adequate to accommodate our business needs. Following the acquisition of Fitters Sdn Bhd on September 12, 2025, the Company has three additional facilities in Malaysia, all on short term lease agreements.

Item 3. Legal Proceedings

From time to time, we may be involved in routine litigation incidental to the conduct of our business. As of December 31, 2025, we were not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Capital Market, or Nasdaq, under the symbol “BGMS”. Our 6% convertible exchangeable preferred stock currently trades on Nasdaq under the symbol “BGMSP”.

Holders of Common Stock

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

On March 24, 2026, we had approximately 3 registered holders of record of our 5,519,456 shares of common stock outstanding. On March 24, 2026, the closing sale price of our common stock as reported by Nasdaq was $1.01 per share.

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

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This report contains certain statements that may be deemed ‘forward-looking statements’ within the meaning of United States securities laws. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Certain factors that could cause results to differ materially from those projected or implied in the forward-looking statements are set forth in this Annual Report on Form 10-K for the year ended December 31, 2025 under the caption “Item 1A — Risk factors”.

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

On May 12, 2025, the Company effected a one-for-sixteen reverse stock split of its common stock and subsequently on July 7, 2025, effected a further one-for-fifteen reverse stock split of its common stock. All share and per share data for all periods presented in the consolidated financial statements have been retrospectively adjusted to give effect to these reverse stock splits, for all periods presented, unless otherwise indicated.

Recent developments

Equity Transactions

In December 2024, Bio Green Med Solution, Inc. (“BGMS” or the “Company”), a Delaware corporation formerly known as Cyclacel Pharmaceuticals, Inc., announced that it was in the process of exploring and reviewing strategic alternatives on an expedited basis in order to preserve the Company’s cash, including a potential transaction with investor, David E. Lazar of Activist Investing, LLC (“Lazar”). On January 2, 2025, the Company entered into a securities purchase agreement with Lazar, pursuant to which he agreed to purchase from the Company, 1,000,000 shares of Series C Convertible Preferred Stock and 2,100,000 shares of Series D Convertible Preferred Stock of Cyclacel at a purchase price of $1.00 per share for aggregate gross proceeds of $3.1 million, subject to the terms and conditions of the securities purchase agreement (together, the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock are the “Securities”). The proceeds of the transaction were used to settle outstanding liabilities of the Company and other general corporate and operating purposes.

On February 11, 2025, Lazar, who was serving as the Company’s interim Chief Executive Officer and Secretary, entered into a securities purchase agreement (the “Purchase Agreement”) with an investor, Datuk Dr. Doris Wong Sing Ee (the “Investor”) pursuant to which the Investor agreed to purchase all 1,000,000 shares of Series C Convertible Preferred Stock, and 1,745,262 of the 2,100,000 shares of Series D Convertible Preferred Stock, currently held by Lazar, so that Purchaser would hold seventy percent (70%) of the fully diluted issued and outstanding shares of the Company. The Purchase Agreement closed on February 26, 2025 (the “Closing Date”). Additionally, the Investor succeeded to all of Lazar’s rights and interests under that certain securities purchase agreement between the Lazar and the Company dated January 2, 2025.

The Securities were convertible into shares of the common stock, par value $0.001 per share (the “Common Stock”) of the Company at the election of the Investor as follows: (i) the 1,000,000 shares of the Series C were convertible into 11,042 shares of Common Stock, and (ii) 1,745,262 of the Series D were convertible into 799,911 shares of Common Stock. On the Closing Date, the Investor exercised the conversion rights related to the Series C and Series D shares into Common Stock in full resulting in the Investor owning 810,952 shares of Common Stock.

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

Disposal of Cyclacel Limited

Historically, the Company’s clinical research programs were conducted through Cyclacel Limited, a wholly owned subsidiary of the Company, and all intellectual property and rights to those programs were owned by that entity. On January 31, 2025, the creditors voluntary liquidation of Cyclacel Limited was announced in the London Gazette, one of the official public records of the government of the United Kingdom. Upon the commencement of the liquidation of the Cyclacel Limited, the Company lost operational and strategic control over the Cyclacel Limited and its financial results have been deconsolidated from Company as of January 31, 2025. On the date of deconsolidation, stockholders’ equity increased by approximately $4.9 million.

Following the creditors’ voluntary liquidation of Cyclacel Limited, the Company intended to focus on the development of the plogosertib (“Plogo”) clinical program only. Accordingly, on March 10, 2025, the Company repurchased certain assets related to Plogo from Cyclacel Limited with the approval of the joint liquidator in exchange for approximately $0.3 million in cash. On October 6, 2025, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Tethra Biosciences Inc., a Delaware corporation (the “Buyer”). Under the terms of the Purchase Agreement, the Company agreed to sell, and the Buyer agreed to purchase, certain assets, including all patent rights of the Company related to Plogo for a purchase price of $300,000, plus a further potential Milestone payment (as defined in the Purchase Agreement) of $170,000.

Cyclacel Limited’s other drug development program, fadraciclib, continues to be marketed for sale by the joint liquidator. The Company has no plans at this time to repurchase any rights to or assets of the fadraciclib program.

Acquisition of FITTERS Diversified Berhad

On May 6, 2025, and as amended on July 7, 2025, the Company entered into an Exchange Agreement (collectively, the “Exchange Agreement”) with FITTERS Diversified Berhad (9318.KL; “FITTERS”), an investment holding company engaged, through its subsidiaries, in the business of the sale of fire safety materials, equipment and fire prevention systems, “Waste-To-Resource” services and real estate development and construction. Pursuant to the Exchange Agreement, all of the ordinary shares owned by FITTERS of its wholly-owned subsidiary, Fitters Sdn. Bhd., a Malaysia-based private limited company (“Fitters Sub”) were to be exchanged for common stock, par value $0.001, of the Company (the “Purchaser Stock”), and Fitters Sub would continue as a wholly-owned subsidiary of the Company (the “Transaction”). As part of the Transaction, BGMS would issue an amount of Purchaser Stock equal to 19.99 percent, or 699,158 of its common shares and BGMS stockholders would own approximately 80.01% of the combined company. Following the closing of the Transaction on September 12, 2025, the Company’s common shares continued to be listed on the Nasdaq Capital Market under a new ticker symbol (BGMS) and Cyclacel Pharmaceuticals Inc. was renamed Bio Green Med Solution, Inc.

Overview

Following our sale of Plogo and the closing of the Transaction on September 12, 2025, we now specialize in the supply and trading of protective and fire safety equipment providing a wide range of fire safety products, including fire extinguishers, foam system, fire-resistant doors, personal protective equipment, and fire safety apparel. Our mission is to deliver high-quality, certified safety solutions that enhance protection across commercial, industrial, healthcare, and residential sectors with a focus on trading and distribution to position us as a key player in Malaysia’s fire safety market, with a reputation for reliability and compliance with stringent regulatory standards.

Our principal executive office is located at Level 10, Tower 11, Avenue 5, No. 8, Jalan Kerinchi, Kuala Lumpur, Malaysia, and our telephone number is (908) 955-0526. Our website address is www.bgmsglobal.com. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated by reference into, this Annual Report.

Revenue

Following our acquisition of Fitters Sdn. Bhd. on September 12, 2025, we recognized $0.7 million of revenue for the year ended December 31, 2025 in relation to the provision of fire safety and protection equipment.

In 2024, we recognized revenue of $43,000 related to the recovery of clinical manufacturing costs associated with an investigator sponsored study managed by Cedars Sinai Medical Center. We are no longer in the pharmaceutical development business and will not generate any revenues from this activity in the future.

Funding Requirements and Going Concern

As of December 31, 2025, we had cash and cash equivalents of $3.5 million We have incurred losses since our inception and as of December 31, 2025, we had an accumulated deficit of $454.4 million. We expect to continue to incur operating losses for the foreseeable near term future.

Our future funding requirements will depend on many factors, including but not limited to:

●	the costs of acquiring or investing in new businesses;

●	the ability to continue generating sufficient revenues and margins from the sale of fire safety equipment;

●	the timely cash receipts from revenue generation;

●	the effect of competing technological and market developments; and

●	the economic and other terms and timing of any collaboration, licensing or other arrangements into which we may enter.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic collaborations. Although we are not reliant on institutional credit finance and therefore not subject to debt covenant compliance requirements or potential withdrawal of credit by banks, we are reliant on the availability of funds and activity in equity markets. We do not know whether additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to reduce the scope of or eliminate one or more of our products or make changes to our operating plan.

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

Based on our current operating plan, we anticipate that our cash and cash equivalents of $3.5 million as of December 31, 2025, will allow us to meet our liquidity requirements into the third quarter of 2026. We continue to work to raise additional capital however as of the date of the Consolidated Financial Statements accompanying this Annual Report on Form 10-K, there is no guarantee that we will be able to raise additional funds to extend operations beyond the third quarter of 2026. Our history of losses, our negative cash flows from operations, our liquidity resources currently on hand, and our dependence on the ability to obtain additional financing to fund our operations after the current resources are exhausted, about which there can be no certainty, have resulted in our assessment that there is substantial doubt about our ability to continue as a going concern for a period of at least twelve months from the issuance date of this Annual Report on Form 10-K. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of public or private equity or debt financings or by entering into partnership agreements, there is no guarantee that we will be successful in these mitigation efforts.

Agreements to Sell Securities

On November 5, 2025, we entered into a Warrant Exchange Agreement (the “Exchange Agreement”) with certain accredited investors (the “Holders”) of certain existing warrants (the “Exchanged Warrants”) to purchase an aggregate of 1,402,605 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The Exchanged Warrants were originally issued pursuant to a securities purchase agreement, dated as of June 20, 2025 by and between us and each Holder. Pursuant to the Exchange Agreement, we agreed to exchange with the Holders, respectively, the Exchanged Warrants for an aggregate of 1,402,605 shares of Common Stock (the “New Shares”). We recorded a deemed dividend of approximately $9.5 million representing the difference between the fair value of the New Shares and the fair value of the Exchanged Warrants on the exchange date.

On September 4, 2025, we entered into a separate Warrant Exchange Agreement (the “September Exchange Agreement”) with certain accredited investors (the “Holders”) of existing Series C common stock purchase warrants (the “September Exchanged Warrants”) to purchase an aggregate of 559,395 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The September Exchanged Warrants were originally issued pursuant to a securities purchase agreement, dated as of June 20, 2025 by and between us and each Holder. Pursuant to the September Exchange Agreement, we agreed to exchange with the Holders, respectively, the September Exchanged Warrants for an aggregate of 559,395 shares of Common Stock (the “September New Shares”). We recorded a deemed dividend of approximately $1.5 million representing the difference between the fair value of the September New Shares and the fair value of the September Exchanged Warrants on the exchange date.

On June 20, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Investors agreed to purchase an aggregate of 3,000,000 shares of Series F Convertible Preferred Stock (the “Series F Preferred Stock”) at a purchase price of $1.00 per share for aggregate gross proceeds of $3,000,000, subject to the terms and conditions of the Purchase Agreement. In connection with the transaction, we issued a series A common stock purchase warrant, series B common stock purchase warrant and series C common stock purchase warrant to each Investor (collectively, the “Warrants”). The proceeds of the transaction were used for general corporate and operating purposes.

In sum, the Investors agreed to invest a total of $3,000,000 at the closing of the transactions under the Purchase Agreement in exchange for an aggregate of 3,000,000 shares of Series F Preferred Stock and 1,962,000 Warrants, which occurred on or about June 20, 2025 (the “Closing”).

Each share of Series F Preferred Stock was convertible into 0.218 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). All 3,000,000 shares of Series F Preferred Stock were converted into 654,000 shares of Common Stock during 2025.

The series A common stock purchase warrants entitle each Investor to purchase 218,000 shares of Common Stock at an exercise price of $7.65 per share with an expiration date five years from the date of issuance. The series B common stock purchase warrants entitle each Investor to purchase 218,000 shares of Common Stock at an exercise price of $9.00 per share with an expiration date five years from the date of issuance. The series C common stock purchase warrants entitle each Investor to purchase 218,000 shares of Common Stock of the Company at an exercise price of $10.20 per share with an expiration date five years from the date of issuance.

On March 21, 2025, we entered into a Securities Purchase Agreement (the “March Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Investors agreed to purchase 1,000,000 shares of Series E Convertible Preferred Stock (the “Series E Preferred Stock”) at a purchase price of $1.00 per share for aggregate gross proceeds of $1 million, subject to the terms and conditions of the Purchase Agreement. The proceeds of the transaction were used for general corporate and operating purposes.

Each share of Series E Preferred Stock was convertible into 0.458333 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). All 1,000,000 shares of Series E Preferred Stock were converted into 458,333 shares of Common Stock during 2025.

On February 5, 2025, we entered into a securities purchase agreement (the “February Purchase Agreement”) with Helena Special Opportunities 1 Ltd. (“Helena”). Under this agreement, we have the right, but not the obligation, to sell to Helena up to the lesser of (i) $25 million of newly issued shares (the “Purchase Shares”) of our Common Stock and (ii) the Exchange Cap (as defined below). As consideration for Helena’s execution and delivery of the February Purchase Agreement, we issued Helena shares of our Common Stock having a value of approximately $125,000 (the “Commitment Shares” and, together with the Purchase Shares, the “Securities”). Specifically, we issued to Helena (i) on the trading day immediately following execution of the Purchase Agreement, 758 shares of Common Stock with a value of about $62,500 and (ii) 90 days later, 885 shares of Common Stock also with a value of approximately $62,500. The shares issued were based on the volume weighted average price of our Common stock over the three trading days preceding each issuance. The average of those volume weighted average prices is known as the “Commitment Share Reference Price” in the February Purchase Agreement. The sum of the shares issued pursuant to clauses (i) and (ii) above is referred to as the “Original Commitment Fee Share Amount”.

If the closing price of our Common Stock on the trading day immediately preceding the one-year anniversary of the execution date is less than the Commitment Share Reference Price, we must issue to Helena additional shares of Common Stock as Commitment Shares (the “Make-Whole Shares”) promptly following such one-year anniversary. The amount of Make-Whole Shares to be issued will be equal to the quotient obtained by dividing (a) $125,000, by (b) the closing price of the Common Stock on the trading day immediately preceding the one-year anniversary of the execution date, minus the Original Commitment Fee Share Amount. In lieu of delivering the Make-Whole Shares, the Company may elect to pay to the Investor the cash value of the Make-Whole Shares by paying to the Investor a cash payment equal to the closing price of the Common Stock on the trading day immediately preceding the one-year anniversary of the execution date multiplied by the Make-Whole Share Amount. In February 2026, we issued to Helena an additional 119,136 shares of Common Stock as Make-Whole Shares.

Until March 2028, we may direct Helena to purchase a specified number of shares of Common Stock (a “Fixed Purchase”) generally at a purchase price equal to 95% of the daily volume weighted average price (the “VWAP”) of the Common Stock for the two business days immediately preceding the applicable Purchase Date for such Fixed Purchase, so long as the previous business day’s closing sale price of the Common Stock was equal to or greater than $0.20 (each, a “Purchase Date”).

If we make certain issuances of our securities within a specified period of time after a Purchase Date and such securities are issued at prices (the “New Issuance Price”) less than the prices to be paid by Helena, the purchase price paid by Helena at each appliable Purchase Date would be reduced to the New Issuance Price, subject to the terms and conditions set forth in the February Purchase Agreement.

There are standard beneficial ownership limitations on the number of shares that Helena can own.

As we seek funding from alternative sources, we have no immediate or near term plans to issue shares under the February Purchase Agreement.

On February 20, 2025, we amended, through addendum, our securities purchase agreement (the “Lazar Purchase Agreement”) with David Lazar (the “Purchaser”), its interim Chief Executive Officer, which was initially entered into on February 4, 2025 (the “Amendment”). Pursuant to the Lazar Purchase Agreement, we had the right, but not the obligation, to direct the Purchaser, until September 30, 2026, to purchase up to $8,000,000 (the “Aggregate Purchase Price”) of shares of common stock, par value $0.001 per share (the “Common Stock”) of the Company (the “Shares”) in one or more private placement offerings. The applicable purchase price was to be the greater of (i) the consolidated closing bid price immediately prior to the entry into the Lazar Purchase Agreement and (ii) the consolidated closing bid price on the Trading Day (as defined in the Lazar Purchase Agreement) immediately preceding the applicable Purchase Date (as defined in the Lazar Purchase Agreement). We did not issue any shares of our Common Stock under this agreement.

On January 2, 2025, we entered into a Securities Purchase Agreement (the “January Purchase Agreement”) with David E. Lazar, pursuant to which he agreed to purchase from the Company 1,000,000 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and 2,100,000 shares of Series D Convertible Preferred Stock (the “Series D Preferred Stock” and, together with the Series C Preferred Stock, the “Preferred Stock”) of the Company at a purchase price of $1.00 per share for aggregate gross proceeds of $3.1 million, subject to the terms and conditions of the Purchase Agreement. The proceeds of the transaction were used to repay and settle outstanding liabilities of the Company and for other general corporate and operating purposes.

Each share of Series C Preferred Stock was convertible into 0.11 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), and each share of Series D Preferred Stock was convertible into 0.458333 shares of Common Stock. All 1,000,000 shares of Series C Preferred Stock were converted into 11,042 shares of Common Stock during 2025, and all 2,100,000 shares of Series D Preferred Stock were converted into 962,500 shares of Common Stock during 2025.

On November 13, 2024, we entered into a letter agreement (the “Warrant Exercise and Reload Agreement”) with the holder (the “Holder”) of its issued and outstanding Series B Warrants (the “Prior Warrants”) to purchase an aggregate of 20,703 shares of Common Stock, offering the Holder the opportunity to exercise all of its Prior Warrants for cash at a reduced exercise price equal to $99.60 per share provided the Prior Warrants were exercised in full for cash on or before 12:30 P.M. Eastern Time on the date of the Warrant Exercise and Reload Agreement. In consideration for the exercise of the Prior Warrants, the Holder received new unregistered Series C Warrants (the “Series C Warrants”) exercisable for up to an aggregate of 41,407 shares of common stock (the “Series C Warrant Shares”) and new unregistered Series D Warrants (the “Series D Warrants” and, together with the Series C Warrants, the “New Warrants”) exercisable for up to an aggregate of 41,407 shares of common stock (the “Series D Warrant Shares” and, together with the Series C Warrant Shares, the “New Warrant Shares”). The Series C Warrants are exercisable for a period of five and one-half (5.5) years following the Stockholder Approval Date and the Series D Warrants are exercisable beginning on the Stockholder Approval Date for a period of eighteen (18) months. The New Warrants each have an exercise price of $99.60 per share. The shares of common stock issued upon exercise of the Prior Warrants are registered pursuant to an effective registration statement on Form S-1 (No. 333-279157).

On April 30, 2024, we entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”) for the issuance and sale in a private placement (the “Private Placement”) of (i) 604 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to 20,099 shares of common stock (the “Pre-Funded Warrants”), (iii) series A warrants to purchase up to 20,703 shares of common stock (the “Series A Warrants”), and (iv) series B warrants to purchase up to 20,703 shares of common stock (the “Series B Warrants” and together with the Series A Warrants, the “Common Warrants”). The purchase price of each share of common stock and associated Common Warrants was $386.40 and the purchase price of each Pre-Funded Warrant and associated Common Warrants was $386.38.

The Common Warrants were exercisable immediately upon issuance at an exercise price of $326.40 per share. The Series A Warrants will expire five and one-half years from the date of issuance and the Series B Warrants will expire eighteen months from the date of issuance. The Pre-Funded Warrants were exercisable immediately upon issuance at an exercise price of $0.024 per share and were entirely exercised by the end of 2024.

Dividend on Preferred Stock

On January 12, 2026, the Board of Directors of Bio Green Med Solution, Inc. (the “Company”) declared a quarterly cash dividend of $0.15 per share on the Company’s 6% Convertible Exchangeable Preferred Stock (the “Preferred Stock”). The dividend was paid on February 1, 2026, to Preferred Stock stockholders of record as of the close of business on January 22, 2026.

Results of Operations

Years Ended December 31, 2025 and 2024

Results of Continuing Operations

Revenues

The following table summarizes the revenues for years ended December 31, 2025 and 2024 (in thousands except percentages):

	Year ended December 31,		Difference
	2025	2024	$	%

Product Sales – Fire Safety	747	—	747	—
Clinical trial supply	—	43	(43)	(100)
Total Revenue	$747	$43	$704	1,637

Following our acquisition of Fitters Sdn. Bhd. On September 12, 2025, we recognized $0.7 million of revenue for the year ended December 31, 2025 in relation to the provision of fire safety and protection equipment.

We recognized $0 of revenue relating to clinical trial supply for the year ended December 31, 2025 and $43,000 for the comparative period in 2024. This revenue relates to recovery of clinical manufacturing costs associated with an investigator sponsored study managed by Cedars-Sinai Medical Center.

We expect our revenues in fire safety in general to grow modestly in the near term, but expect more elevated growth in revenues for fire safety equipment, to service the rapid expansion of data centers in Southern Malaysia. We do not expect to report clinical trial supply or any other pharmaceutical development revenue for the foreseeable future.

Cost of sales

The following table summarizes the cost of sales for the years ended December 31, 2025 and 2024 (in thousands except percentages):

	Year Ended
	December 31,		Difference
	2025	2024	$	%
Cost of sales	$609	$—	$609	100

Total cost of sales represented 7% and 0% of our operating expenses for the years ended December 31, 2025 and 2024, respectively. Our gross margins across all revenue streams approximate to 19% of gross revenues. Around 80% of our gross margins are generated from low margin product sales with the remaining 20% generated from higher margin maintenance and service revenues. We do not expect the product mix or margins to change significantly in the near term. We are, however, susceptible to potential increased costs brought about by geo-political events such as adverse movements in world oil prices.

Research and development

We expense all research and development costs as they are incurred. Research and development expenses primarily include:

●	Clinical trial and regulatory-related costs;

●	Payroll and personnel-related expenses, including consultants and contract research organizations;

●	Preclinical studies and materials;

●	Technology license costs;

●	Stock-based compensation; and

●	Rent and facility expenses for the portion of our office housing research and development personnel.

The following table provides information with respect to our research and development expenditures for the years ended December 31, 2025 and 2024 (in thousands except percentages):

	Year Ended
	December 31,		Difference
	2025	2024	$	%
Transcriptional Regulation (fadraciclib)	$389	$4,970	$(4,581)	(92)
Anti-mitotic (plogo)	423	1,566	(1,143)	(73)
Other research and development expenses	36	119	(83)	(70)
Total research and development expenses	$848	$6,655	$(5,807)	(87)

Research and development expenses represented 9% and 55% of our operating expenses for the years ended December 31, 2025 and 2024, respectively.

Research and development expenses decreased by $5.8 million from $6.7 million for the year ended December 31, 2024 to $0.9 million for the year ended December 31, 2025. Expenditure for the transcriptional regulation program ceased as a result of the Company’s UK subsidiary, Cyclacel Limited, being liquidated on January 24, 2025. Research and development expenses relating to plogosertib decreased by $1.1 million relative to the respective comparative period while we paused our clinical trials and explored alternative salt, oral formulation with improved bioavailability.

Following the liquidation of Cyclacel Limited, and therefore the loss of ownership of our transcriptional regulation program, coupled with the sale of our remaining anti-mitotic asset, plogosertib in early October 2025, we do not expect to incur any further material research and development expenditures.

General and administrative

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the total general and administrative expenses for the years ended December 31, 2025 and 2024 (in thousands except percentages):

	Year Ended
	December 31,		Difference
	2025	2024	$	%
Total general and administrative expenses	$7,717	$5,392	$2,225	43

Total general and administrative expenses represented 84% and 45% of our operating expenses for the years ended December 31, 2025 and 2024, respectively.

Our general and administrative expenditures increased by $2.3 million from $5.4 million for the year ended December 31, 2024 to $7.7 million for the year ended December 31, 2025. This increase was primarily due to several one-time costs associated with the two changes of control of the Company; primarily stock compensation expense of $1.3 million, D&O insurance costs of $0.7 million, and compensation expense of $0.3 million. The acquisition of Fitters Sdn. Bhd. On September 12, 2025, resulted in a further $0.1m of general and administrative expenditures during the year ended December 31, 2025.

The future

We expect general and administrative expenditures for the year ended December 31, 2026 to reduce significantly compared to the year ended December 31, 2025 following the deconsolidation of Cyclacel Limited and elimination of nonrecurring costs related to two changes of control.

Other expense, net

The following table summarizes the other income (expense) for years ended December 31, 2025 and 2024 (in thousands except percentages):

	Year Ended
	December 31,		Difference
	2025	2024	$	%
Foreign exchange gains (losses)	$73	$(54)	$127	(235)
Interest income	62	12	50	417
Gain on deconsolidation of subsidiary	4,947	—	4,947	—
Other income, net	354	52	302	581
Total other income (expense), net	$5,436	10	$5,426	54,260

Total other income, net, increased by $5.4 million from $10,000 for the year ended December 31, 2024 to $5.4 million for the year ended December 31, 2025. The increase in other income, net primarily relates to the liquidation of our formerly wholly owned subsidiary Cyclacel Limited, and the subsequent deconsolidation thereof in January 2025, which resulted in a $4.9 million gain on deconsolidation. Other income, net relates primarily to $0.3 million received from the sale of our research and development anti-mitotic asset, plogosertib in early October 2025. Furthermore, we received royalties under a December 2005 Asset Purchase Agreement, or APA, whereby Xcyte Therapies, Inc., or Xcyte (a business acquired by us in March 2006) sold through the APA and other related agreements certain assets and intellectual property which are not related to our product development plans to ThermoFisher Scientific Company, or TSC. Accordingly, we presented $0 and $52,000 as other income received from TSC during the years ended December 31, 2025 and 2024 respectively. We have no knowledge of TSC’s activities and cannot predict when we may receive income under the APA, if any.

Foreign exchange losses

Favorable foreign exchange movements increased by $127,000 to a gain of $73,000 for the year ended December 31, 2025 compared to a loss of $54,000 for the year ended December 31, 2024.

Historically, we have had intercompany loans in place between our parent company and our former subsidiary based in the UK. As a result of the liquidation of the UK subsidiary in January 2025, the intercompany loans have been forgiven. The accumulated translation adjustments previously recorded in other comprehensive income within equity have been reclassified from accumulated other comprehensive income and recorded as part of the gain/loss from deconsolidation of the subsidiary.

Income tax benefit

We record research and development tax credits within income taxes. Credit is taken for research and development tax credits, which are claimed from the United Kingdom’s taxation and customs authority (HMRC), in respect of qualifying research and development costs incurred.

The following table summarizes total income tax benefit from such credits for the years ended December 31, 2025 and 2024 (in thousands except percentages):

	Year Ended
	December 31,		Difference
	2025	2024	$	%
Income tax benefit (charge)	$(7)	$782	$(789)	(101)
Total income tax benefit (charge)	$(7)	$782	$(789)	(101)

The income tax benefit decreased significantly by approximately $0.8 million, from $0.8 million benefit for the year ended December 31, 2024 to $7,000 charge for the year ended December 31, 2025, due to the ineligibility to recover in 2025 qualifying research and developments expenditure incurred during 2024. The level of tax credits recoverable is linked directly to qualifying research and development expenditure incurred in any one year and the availability of trading losses.

Following the liquidation of the UK Subsidiary, we are no longer eligible to receive United Kingdom research and development tax credits.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$3,505	$3,137
Working capital:
Current assets	$6,256	$3,674
Current liabilities	(1,332)	(6,268)
Total working capital (deficit)	$4,924	$(2,594)

Cash Flows

Cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2025 and 2024 is summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(4,770)	$(7,990)
Net cash used in investing activities	—	—
Net cash provided by financing activities	5,264	7,822

Operating activities

Net cash used in operating activities decreased by $3.1 million, from $8.0 million for the year ended December 31, 2024 to $4.8 million for the year ended December 31, 2025. The decrease in cash used by operating activities was primarily the result of a decrease in net loss of $8.3 million, and add backs for non-cash stock based compensation of $1.7 million. Offsetting these movements was a gain on deconsolidation of Cyclacel Limited of $4.9 million. In addition, we experienced an $11.9 million change in working capital primarily related to the settlement of accounts payable and accrued liabilities associated with our former UK subsidiary Cyclacel Limited.

Investing activities

There was no net cash used in investing activities for either of the years ended December 31, 2025 and December 31, 2024.

Financing activities

Net cash provided by financing activities was $5.3 million for the year ended December 31, 2025 as a direct result of receiving approximately $6.4 million, net of expenses, from the issuance of preferred stock under Securities Purchase Agreements, offset by:

-	$1.1 million in net payments under the November 2024 Warrant Exchange Agreement, as amended.

-	$0.1 million in dividend payments to the holders of our 6% Convertible Exchangeable Preferred Stock

Net cash provided by financing activities was $7.8 million for the year ended December 31, 2024 as a direct result of receiving approximately:

-	$6.2 million, net of expenses, from the issuance of common stock and warrants under a Securities Purchase Agreement with an institutional investor,

-	$1.6 million in net proceeds from a warrant exercise and reload agreement

Contractual Obligations

The following table summarizes our long-term contractual obligations as of December 31, 2025 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating Lease Obligations (1)	$20	$18	$2	$-	$-

(1)	Operating lease obligations relates to leasing office space at our Kuala Lumpur, Malaysia location. Effective March 1, 2025, the Company entered into a two year lease agreement for our corporate headquarters at Level 10, Tower 11, Avenue 5, No. 8, Jalan Kerinchi, 59200 Kuala Lumpur, Malaysia. Following the acquisition of Fitters Sdn Bhd on September 12, 2025, the Company has three additional facilities in Malaysia, all on short term lease agreements.

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

Valuation of Net Assets Acquired and Goodwill

We recognize the identifiable assets acquired and the liabilities assumed at their acquisition-date fair values, based on the price that would be received from the sale of such assets, or paid to transfer such liabilities, in an orderly transaction between market participants per the principles of ASC 820, Fair Value Measurement. Goodwill primarily represents the value of the assembled workforce and synergies that cannot be individually identified and recognized as a separate intangible asset.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of Bio Green Med Solution, Inc. (Formerly known as Cyclacel Pharmaceuticals, Inc.)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Bio Green Med Solution, Inc. (Formerly known as Cyclacel Pharmaceuticals, Inc.) and its subsidiary (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations (loss) and other comprehensive loss, stockholders’ equity and cash flows for each of the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not currently have sufficient funds to extend operations and has a limited cash balance as of December 31, 2025 and 2024. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Malaysia

March 30, 2026

PCAOB ID Number 7167

BIO GREEN MED SOLUTION, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$3,505	$3,137
Accounts receivable	1,257	—
Inventory	1,384	—
Prepaid expenses and other current assets	110	537
Total current assets	6,256	3,674
Property and equipment, net	137	3
Right-of-use lease asset	12	5
Goodwill	1,570	—
Non-current assets	210	412
Total assets	$8,185	$4,094
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$617	$4,599
Accrued and other current liabilities	715	1,669
Total current liabilities	1,332	6,268
Lease liability	2	—
Other liabilities	9	—
Total liabilities	1,343	6,268

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2025 and December 31, 2024; 6% Convertible Exchangeable preferred stock; 135,273 shares issued and outstanding at December 31, 2025 and December 31, 2024. Aggregate preference in liquidation of $1,717,967 as of December 31, 2025 and $4,006,512 as of December 31, 2024	—	—
Series A convertible preferred stock, $0.001 par value; 264 shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Series B convertible preferred stock, $0.001 par value; 0 shares issued and outstanding at December 31, 2025 and 119,000 shares issued and outstanding at December 31, 2024	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized at December 31, 2025 and 100,000,000 shares authorized at December 31, 2024; 5,400,320 shares issued and outstanding at December 31, 2025 and 36,913 shares issued and outstanding at December 31, 2024	5	—
Additional paid-in capital	461,287	438,211
Accumulated other comprehensive loss	(39)	(891)
Accumulated deficit	(454,411)	(439,494)
Total stockholders’ equity (deficit)	6,842	(2,174)
Total liabilities and stockholders’ equity (deficit)	$8,185	$4,094

The accompanying notes are an integral part of these consolidated financial statements.

BIO GREEN MED SOLUTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (LOSS)

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2025	2024
Revenues:
Product Revenue – Fire Safety	$747	$—
Clinical trial supply	—	43
Revenues	$747	$43

Operating expenses:
Cost of sales	609	—
Research and development	848	6,655
General and administrative	7,717	5,392
Total operating expenses	9,174	12,047
Operating loss	(8,427)	(12,004)
Other income (expense):
Foreign exchange losses	73	(54)
Interest income	62	12
Gain on deconsolidation of former subsidiary	4,947	—
Other income, net	354	52
Total other income, net	5,436	10
Loss before taxes	(2,991)	(11,994)
Income tax benefit / (provision)	(7)	782
Net loss	(2,998)	(11,212)
Dividend on convertible exchangeable preferred shares	(61)	—
Deemed dividend on warrant exchange	(11,033)	—
Net loss applicable to common shareholders	$(14,092)	$(11,212)
Basic and diluted earnings per common share:
Net loss per share – basic and diluted (common shareholders)	$(6.45)	$(502.46)

Weighted average common shares outstanding	2,185,075	22,314

The accompanying notes are an integral part of these consolidated financial statements.

BIO GREEN MED SOLUTION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended
	December 31,
	2025	2024
Net loss	$(2,998)	$(11,212)
Translation adjustment	2,346	2,916
Unrealized foreign exchange loss on intercompany loans	(2,380)	(2,899)
Comprehensive loss	$(3,032)	$(11,195)

The accompanying notes are an integral part of these consolidated financial statements.

BIO GREEN MED SOLUTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2023	454,537	$—	4,412	$—	$429,797	$(908)	$(428,282)	$607

Issue of common stock, preferred stock and associated warrants on underwritten offering, net of expenses	—	—	2,944	0	6,209	—	—	6,209
Conversion of series B Preferred stock	(119,000)	—	165	—	—	—	—	—
Conversion of series 6% Convertible Exchangeable Preferred	(200,000)	—	0	—	—	—	—	—
Warrant Exercises	—	—	29,391	0	1,613	—	—	1,613
Stock-based compensation	—	—	—	—	592	—	—	592
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(2,899)	—	(2,899)
Translation adjustment	—	—	—	—	—	2,916	—	2,916
Loss for the period	—	—	—	—	—	—	(11,212)	(11,212)
Balances at December 31, 2024	135,537	$—	36,913	$—	$438,211	$(891)	$(439,494)	$(2,174)
Expenses related to Securities Purchase Agreement In Private Placement	—	—	—	—	(344)	—	—	(344)
Issue of common stock on Securities Purchase Agreement	—	—	1,698	0	(125)	—	—	(125)
Issue of common stock on share exchange agreement to purchase Fitters Sdn. Bhd	—	—	699,158	1	4,449	—	—	4,450
Exercise of Pre-Funded & Common Warrants	—	—	113,479	0	—	—	—	0
Payment made under the Warrant Exchange Amendment	—	—	—	—	(1,100)	—	—	(1,100)
Issue of common stock on Warrant Exchange Agreements	—	—	1,962,000	2	11,033	—	(11,033)	2
Stock-based compensation	—	—	500,178	—	2,334	—	—	2,334
Preferred stock dividends	—	—	—	—	(61)	—	—	(61)
Issue of Series C preferred stock	1,000,000	1	—	—	999	—	—	1,000
Series C Preferred stock conversions	(1,000,000)	(1)	11,042	0	1	—	—	—
Issue of Series D preferred stock	2,100,000	2	—	—	1,892	—	—	1,894
Series D Preferred stock conversions	(2,100,000)	(2)	962,500	1	1	—	—	—)
Issue of Series E preferred stock	1,000,000	1	—	—	999	—	—	1,000
Series E Preferred stock conversions	(1,000,000)	(1)	458,333	0	1	—	—	—)
Issue of Series F preferred stock	3,000,000	3	—	—	2,997	—	—	3,000
Series F Preferred stock conversions	(3,000,000)	(3)	654,000	1	2	—	—	—)
Cancellation of fraction shares	—	—	1,019	0	—	—	—	—
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(2,380)	—	(2,380)
Translation adjustment	—	—	—	—	—	2,346	—	2,346
Reclassification of accumulated translation adjustments upon deconsolidation of subsidiary	—	—	—	—	—	886	(886)	—
Loss for the period	—	—	—	—	—	—	(2,998)	(2,998)
Balances at December 31, 2025	135,537	$—	5,400,320	$5	$461,287	$(39)	$(454,411)	$6,842

The accompanying notes are an integral part of these consolidated financial statements.

BIO GREEN MED SOLUTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2025	2024
Operating activities:
Net loss	$(2,998)	$(11,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5	6
Gain on deconsolidation of subsidiary	4,947	—
Stock-based compensation	2,334	592
Changes in lease liability	2	(37)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,257)	—
Inventory	(1,384)	—
Prepaid expenses and other assets	4,087	4,472
Accounts payable, accrued and other current liabilities	(10,506)	(1,811)
Net cash used in operating activities	(4,770)	(7,990)
Investing activities:
Purchase of property, plant and equipment	—	—
Net cash used in investing activities	—	—
Financing activities:
Proceeds, net of issuance costs, from issuing common stock and pre-funded warrants, net	6,425	6,209
Payment made under the Warrant Exchange Amendment	(1,100)	—
Proceeds from the exercise of stock options and warrants, net of issuance costs	—	1,613
Payment of preferred stock dividend	(61)	—
Net cash provided by in financing activities	5,264	7,822

Effect of exchange rate changes on cash and cash equivalents	(126)	(73)
Net increase (decrease) in cash and cash equivalents	368	(241)
Cash and cash equivalents, beginning of period	3,137	3,378
Cash and cash equivalents, end of period	$3,505	$3,137
Supplemental cash flow information:
Non cash financing activities:
Issuance of shares in acquisition of Fitters Sdn. Bhd.	$4,450	$—
Warrant Exchange	$11,033	$—

Cash received during the period for:
Interest	$68	$96
Research & development tax credits	$—	$3,715

Cash paid during the period for:
Interest	$7	$—
Taxes	$18	$2

The accompanying notes are an integral part of these consolidated financial statements.

BIO GREEN MED SOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization of the Company and Basis of Presentation

Bio Green Med Solution, Inc. (“BGMS” or “the Company”) is engaged primarily in the fire safety and protection industry through its wholly owned subsidiary Fitters Sdn. Bhd. (“FITTERS”), a Malaysia-based group specializing in fire protection products and services.

Through December 31, 2025, the Company has funded all of its operations and capital expenditures with proceeds from the issuance of public equity securities, private placements of securities, government grants, research and development tax credits, interest on investments, royalty income, product revenue and licensing revenue. The Company has incurred recurring losses since its inception, including net losses of $3.0 million and $11.2 million for the years ended December 31, 2025 and 2024 respectively. As of December 31, 2025, the Company had an accumulated deficit of $454.4 million. The Company expects to continue to generate operating losses for the near term as it builds and expands its portfolio of businesses and improves operating margins at FITTERS.

The Company is subject to risks and uncertainties common to small market capitalization companies. If the Company is unable to obtain the necessary financing to build and expand its asset portfolio, there will be a material adverse impact on the Company’s financial condition and results of operations.

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

Based on the Company’s current operating plan, it is anticipated that cash and cash equivalents of $3.5 million as of December 31, 2025 will allow it to meet liquidity requirements into the third quarter of 2026. The Company continues to work to raise additional capital however as of the date of these financial statements there is no guarantee that the Company will be able to raise additional funds to extend operations beyond the third quarter of 2026. The Company’s history of losses, negative cash flows from operations, liquid resources currently on hand, and dependence on the ability to obtain additional financing to fund its operations, about which there can be no certainty, have resulted in the assessment that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issuance date of these financial statements. While the Company has plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of public or private equity or debt financings or by entering into partnership agreements, there is no guarantee that it will be successful in these mitigation efforts. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP and include the financial statements of Bio Green Med Solution, Inc. and all of the Company’s wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Reverse Stock Split

On May 12, 2025, the Company effected a one-for-sixteen reverse stock split of its common stock and subsequently on July 7, 2025, effected a further one-for-fifteen reverse stock split of its common stock. All share and per share data for all periods presented in the consolidated financial statements have been retrospectively adjusted to give effect to these reverse stock splits.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period. Critical estimates include inputs used to determine clinical trial accruals and stock-based compensation expense. The Company reviews its estimates on an ongoing basis. The estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates. The Company believes the judgments and estimates required by the following accounting policies to be significant in the preparation of the Company’s consolidated financial statements.

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

The assets and liabilities of the Company’s international subsidiaries are translated from its functional currency into United States dollars at exchange rates prevailing at the balance sheet date. Average rates of exchange during the period are used to translate the statement of operations, while historical rates of exchange are used to translate any equity transactions. Translation adjustments arising on consolidation due to differences between average rates and balance sheet rates, as well as unrealized foreign exchange gains or losses arising from translation of intercompany loans for which settlement is not planned or anticipated in the foreseeable future and that are of a long-term-investment nature, are recorded in other comprehensive loss.

In 2025, the Company deconsolidated a foreign operation based in the United Kingdom. Upon loss of control of the foreign subsidiary, the accumulated translation adjustments recorded in other comprehensive income within equity were recycled as part of the gain on deconsolidation of former subsidiary.

Cash and Cash Equivalents

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company considers all highly liquid investments with an original maturity of three months or less at the time of initial purchase to be cash equivalents. The objectives of the Company’s cash management policy are to safeguard and preserve funds, to maintain sufficient liquidity to meet the Company’s cash flow requirements and to attain a market rate of return. The Company deposits its cash in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

The Company’s cash and cash equivalents balance at December 31, 2025 was $3.5 million and it maintains its cash accounts in several entities both within the United States as well as Malaysia and the United Kingdom. The cash balances for amounts held in the United States are insured by the Federal Deposit Insurance Corporation, or FDIC up to $250,000 per account. The Company has cash balances exceeding the balance insured by the FDIC that totaled approximately $0.1 million at December 31, 2025. The cash balances for amounts held in the United Kingdom are insured by the UK Government Financial Services Compensation Scheme, or FSCS up to £85,000 per account. The Company does not have cash balances exceeding the balance insured by the FSCS at December 31, 2025.

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

Goodwill

Goodwill represents the cost of acquired businesses in excess of the fair value of net identifiable assets acquired. Goodwill is not amortized but is tested for impairment on an annual basis on July 1 of each fiscal year, or more frequently if events or changes in circumstances indicate that the carrying amount of a reporting unit exceeds its fair value. The quantitative goodwill impairment test compares the fair value of a reporting unit with its carrying amount. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the total amount of goodwill allocated to that reporting unit.

The Company operates in a single operating segment and has just one reporting unit. The Company did not perform a goodwill impairment test in 2025 as the goodwill recognized in the financial statements resulted from the September 2025 acquisition of FITTERS, and there were no events or changes in circumstances indicating that the carrying amount of the goodwill was not recoverable in the few months post-acquisition.

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

The carrying values of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

Segments

The Company is managed and operated as one business which is currently focused on the sale and distribution of fire safety materials, equipment and fire prevention systems. The entire business is managed by a single management team that reports to the Chief Executive Officer. Similarly, the Company’s legacy operations within the biotechnology industry were also managed entirely by a single management team that reported into the Chief Executive Officer. The Company has not operated separate lines of business with respect to any of its operations and the Company did not prepare discrete financial information with respect to separate products or product candidates separate businesses or by location through December 31, 2025. Accordingly, the Company views its current business as one reportable operating segment with operations in one geographic area, namely Malaysia. In 2024, the Company viewed its legacy business also as one reportable operating segment with operations in the United Kingdom and United States of America.

Revenue Recognition

Overview

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. The Company derives revenue primarily from the sale of various protective and fire safety equipment.

Nature of Goods and Services

The Company’s revenue is generated from the sale of tangible products, including:

●	Fire safety equipment and extinguishers;
●	Foam system;
●	Fire resistant doors; and
●	Personal Protective Equipment (PPE) and Fire Safety Apparel.

All products are sold directly to customers (e.g., municipalities, fire contractors, distributors and individuals).

Disaggregation of Revenue

The Company disaggregates revenue by product category, which the Company believes best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The following table summarizes total revenue by product for the years ended December 31, 2025 and 2024 (in thousands):

	Product revenue in $000’s for the year ended:
Product	December 31, 2025	December 31, 2024

Safety aparel	119	-
Fire safety equipment	603	-
Maintenance & Servicing	6	-
Project - supply & installation	20	-
Clinical trial supply	-	43
Total Revenue	$747	$43

In addition, the Company recognized $43,000 of revenue for the year ended December 31, 2024. This revenue relates to recovery of clinical manufacturing costs associated with an investigator sponsored study managed by Cedars-Sinai Medical Center (“CSMC”). There were $0 revenues recognized for the comparative period in 2025. All revenues from this customer were recognized at the point in time that the related clinical supply were transferred to CSMC and CSMC obtains control over the goods. The arrangements with CSMC comprise a single performance obligation.

The Company invoiced CSMC following the transfer of the clinical supply and provided CSMC with typical payment terms. The Company collected all amounts due from CSMC. As of December 31, 2025 and December 31, 2024, the Company has not recognized any accounts receivable from CSMC, credit loss allowances, contract assets, contract liabilities, or warranty provisions. There were no remaining performance obligations outstanding as of December 31, 2025.

Performance Obligations

The Company’s contracts with customers generally include a single performance obligation, which is the promise to transfer the purchased products to the customer.

The Company satisfies its performance obligations at a point in time when control of the products transfers to the customer. Control typically transfers upon delivery, depending on the contractual delivery terms.

Transaction Price and Variable Consideration

The transaction price is generally the stated contract price for the products sold. The Company’s contracts may include variable consideration in the form of discounts, price concessions, or other incentives.

Variable consideration is estimated using the method that best predicts the amount of consideration to which the Company expects to be entitled and is included in revenue only to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur.

Contract Balances

Contract assets represent the Company’s right to consideration in exchange for goods transferred to customers when that right is conditioned on something other than the passage of time. Contract liabilities represent amounts billed or collected from customers in advance of satisfying performance obligations.

Contract assets and contract liabilities are not material to the business. Accounts receivable as of January 1, 2024 and 2025 was $0. Accounts receivable, before allowance for doubtful debt as of December 31, 2025 was $1,588,000.

Significant Payment Terms

The Company’s payment terms vary by customer and contract but generally require payment within 30–60 days from the invoice date. The Company does not have significant financing components in its contracts, as the period between the transfer of goods and customer payment is typically less than one year.

Warranties

The Company provides assurance-type warranties that its products comply with agreed-upon specifications and are free from defects for a specified period. These warranties do not represent separate performance obligations Such warranty reserves are immaterial.

Returns and Refunds

The Company may allow customers to return products if they are deemed faulty or otherwise not fit for purpose. Expected returns are estimated and recorded as a reduction of revenue, with a corresponding refund liability and right-of-return asset.

The level of returns is of an immaterial value.

Practical Expedients and Policy Elections

The Company applies the practical expedient to expense incremental costs of obtaining a contract, such as commissions, when the amortization period would have been one year or less.

Remaining Performance Obligations

The Company’s performance obligations are generally satisfied within one year. As a result, the Company has elected the practical expedient not to disclose the value of remaining performance obligations.

Other Income

Other income is primarily related to royalty income received under a historical Asset Purchase Agreement for activities which are not part of the Company’s ongoing operations and activities.

Leases

The Company accounts for lease contracts in accordance with ASC 842. As of December 31, 2025 and 2024, all of the Company’s leases are classified as operating leases.

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

Stock-based Compensation

The Company measures all stock options and other stock-based awards granted to employees, consultants, and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards over the requisite service period, which for the Company is the period between the grant date and the date the award vests or becomes exercisable. Many awards granted by the Company vest ratably over three or four years. However, certain awards granted to members of the Company’s Board of Directors vest in their entirety on the one-year anniversary following the date of grant. Generally, the Company issues stock options and restricted stock awards to employees or consultants with only service-based vesting conditions and records the expense for these awards using the straight-line method. However, in certain years, the Company will grant share-based payment awards to employees or consultants that are dependent upon the fulfillment of certain clinical and financial conditions. In such instances where the performance condition must be met for the award to vest, the company only recognizes compensation expense when the award is probable of vesting (See Note 15 — Stock-Based Compensation).

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

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2025 and 2024.

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported to arrive at comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the year ended December 31, 2024. In 2025, the Company deconsolidated a foreign operation based in the United Kingdom. Upon loss of control of the foreign subsidiary, the accumulated translation adjustments recorded in other comprehensive income within equity were recycled as part of the gain on deconsolidation of former subsidiary.

Recently Issued Accounting Pronouncements

The FASB has issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, as amended by ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”. This standard will require all public entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. ASU 2024-03 will not change the way in which expenses are recognized or measured. However, the Company is currently evaluating the effects of ASU 2023-07 on its financial statement presentation and disclosures.

Policies Prior to the Disposition of Pharmaceutical Development Business

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

3. Significant Contracts

The Company does not currently have any significant contracts in relation to the operations of its business.

4. Cash and Cash Equivalents

The following is a summary of cash and cash equivalents at December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Cash	$3,505	$93
Cash equivalents	—	3,044
Total cash and cash equivalents	$3,505	$3,137

Cash equivalents are made up entirely of money market funds.

5. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

Fair Value Measurements
as of December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$—	$—	$—
Total Assets	$—	$—	$—	$—

	Fair Value Measurements
	as of December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$3,044	$—	$—	$3,044
Total Assets	$3,044	$—	$—	$3,044

6. Inventory

The following is a summary of inventory at December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Raw Materials	242	—
Work in progress	134	—
Finished goods	1,008	—
	$1,384	$—

Inventory is recorded at the lower of cost or net realizable value, where cost is measured on a first-in, first-out basis.

7. Accounts receivable

The following is a summary of accounts receivable at December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Accounts receivables	1,257	—
	$1,257	$—

The above receivables are net of allowance for doubtful debt, which stood at $539,441 as at December 31, 2025, and is determined based on expected credit losses. Losses are provided at the rate of 10% against balances greater than 120-149 days, 25% against balances greater than 150-179 days, 35% against balances greater than 180-364 days, and 50% against balances greater than 365 days.

8. Prepaid Expenses and Other Assets

The following is a summary of prepaid expenses and other current assets at December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Prepayments	6	212
Other current assets	104	325
	$110	$537

9. Acquisition

On September 12, 2025, the Company completed the acquisition of Fitters Sdn. Bhd. (“Fitters Sub”), a Malaysian private limited company and wholly-owned subsidiary of FITTERS Diversified Berhad, a Malaysian publicly listed company (“FITTERS”). Following the closing of the Transaction, Fitters Sub became a wholly-owned subsidiary of the Company.

Goodwill primarily represents the value of assembled workforce and other intangible assets that cannot be individually identified and recognized as a separate intangible asset under U.S. generally accepted accounting principles and is fully deductible for tax purposes. Goodwill consisted of the following (in $000s):

Balance at December 31, 2024	$—
Goodwill on acquisition of Fitters Sdn. Bhd.	1,570
Balance at December 31, 2025	$1,570

Allocation of purchase consideration

Common Stock of CYCC Shares O/S as of September 11, 2025	2,798,379
19.99% of CYCC Shares issued as consideration	699,158
Stock Price as of September 11, 2025	$6.3650
Cash consideration	$-
Total Estimated Purchase Consideration	$4,450,138

Cash and cash equivalents	784,090
Inventories	1,284,447
Accounts receivables	715,173
Prepaid & other current assets	464,129
Property, plant and equipment, net	129,423
Trade payables	(416,470)
Accrued and other current liabilities	(31,571)
Non-current liabilities - deferred tax	(48,739)
Goodwill	1,569,656

Total Net Assets Acquired	$4,450,138

Inventories, receivables, and other short-term assets and liabilities have been valued at their historical carrying amounts, as the Company believes there are no material differences between those amounts and fair value. The Company similarly determined that fair value of the acquired property, plant, and equipment is materially the same as its historical carrying value as of the acquisition date.

The following unaudited pro forma information for the years ended December 31, 2025 and December 31, 2024 gives effect to the Transaction as if it took place as of January 1, 2024, and combines the historical results of Fitters and the Company for each period. The pro forma results do not include any anticipated cost synergies or other effects of the combined Company. Accordingly, pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the dates indicated, nor are they indicative of the Company’s future operating results.

UNAUDITED SUPPLEMENTAL PRO FORMA INFORMATION FOR REVENUE AND EARNINGS

	Year ended December 31,
	2025	2024

Pro forma revenue	$2,080	$2,053
Pro forma net loss	$(3,191)	$(13,333)
Pro forma net loss per share attributable to common shareholders	$(6.57)	$(602.02)

10. Non-Current Assets

The Company had $0.2 million of non-current assets as of December 31, 2025 and $0.4 million as of December 31, 2024. The balance at December 31, 2025 relates to a 1.7 million Malaysian Ringgit (approximately $0.4M) loan to an unrelated customer. The loan is interest bearing at a rate of 8% per annum, and is recorded as a component of interest income.

The balance at December 31, 2024 primarily comprised of deposits held by a contract research organization in relation to the Company’s clinical trials.

11. Property and Equipment

Property and equipment consisted of the following at December 31, 2025 and 2024 (in thousands):

		December 31,
	Lives in years	2025	2024
Leasehold improvements	1 to 2	$138	$6
Plant & Equipment	3 to 5	1	—
Office equipment and furniture	3 to 5	282	420
		421	427
Less: accumulated depreciation and amortization		(284)	(424)
		$137	$3

12. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following items as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Accrued research and development	$—	$1,299
Accrued legal and professional fees	500	87
Other current liabilities	215	283
	$715	$1,669

13. Commitments and Contingencies

Leases

Effective March 1, 2025, the Company entered into a two year lease agreement for our corporate headquarters at Level 10, Tower 11, Avenue 5, No. 8, Jalan Kerinchi, 59200 Kuala Lumpur, Malaysia, which we believe is adequate to accommodate our business needs. The Company terminated its lease agreement for its previous headquarters in Berkely Heights, New Jersey, effective January 31, 2025. Following the acquisition of Fitters Sub on September 12, 2025, the Company has three additional facilities in Malaysia, all on short term lease agreements.

For the years ended December 31, 2025 and December 31, 2024, the Company recognized operating lease expenses of $22,335 and $82,830 respectively, including $12,813 and $9,104 respectively relating to short term lease agreements for facilities in Scotland and Malaysia. The remaining lease term as of December 31, 2025 is approximately 1.2 years for the Kuala Lumpur, Malaysia facility. The discount rate used by the Company in determining the lease liability was 12%.

The following is a summary of the Company’s future contractual obligations and commitments relating to its facilities lease as at December 31, 2025 (in thousands):

Operating Lease
Obligation
2026	$18
2027	2
Thereafter	—
Total future minimum lease obligation	$20
Less imputed interest	—
Total	$20

14. Stockholders’ Equity

The Company has completed the following equity issuances during the periods presented in the consolidated financial statements.

Convertible Preferred Stock Equity Offerings

Series F Preferred Stock

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

Each share of Series F Preferred Stock was convertible into 0.218 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). All 3,000,000 shares of Series F Preferred Stock were converted into 654,000 shares of Common Stock during 2025.

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

Series E Preferred Stock

A total of 1,000,000 shares of the Company’s Series E Preferred Stock were issued pursuant to a March 2025 Securities Purchase Agreement with certain accredited investors (the “Investors”). The Company received proceeds of $1.0 million, net of issuance costs. During the year ended December 31, 2025, all of the Series E preferred shares were converted into 458,333 shares of Common Stock. As of December 31, 2025, there were no remaining shares of the Series E Preferred Stock outstanding.

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

Each share of Series C Preferred Stock was convertible into 0.011042 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), and each share of Series D Preferred Stock was convertible into 0.4583 shares of Common Stock. On February 24, 2025, all of the Series C preferred shares were converted in conjunction with the Purchase Agreement. As of December 31, 2025, there were no remaining shares of the Series C Preferred Stock outstanding.

On February 24, 2025, 1,745,262 of the Series D preferred shares were converted in conjunction with the Purchase Agreement. On April 2, 2025, the remaining 354,738 Series D preferred shares were converted in conjunction with the Purchase Agreement. As of December 31, 2025, there were no remaining shares of the Series D Preferred Stock outstanding.

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

The Common Warrants are exercisable immediately upon issuance at an exercise price of $326.40 per share. The Series A Warrants will expire five and one-half years from the date of issuance and the Series B Warrants will expire eighteen months from the date of issuance. The Pre-Funded Warrants were exercisable immediately upon issuance at an exercise price of $0.024 per share and were fully exercised in 2024. A holder of Pre-Funded Warrants or Common Warrants (together with its affiliates) may not exercise any portion of such warrants to the extent that the holder would own more than 4.99% (or, at the election of the holder 9.99%) of the Company’s outstanding common stock immediately after exercise.

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

In determining the fair values of the Pre-Funded Warrants, Common Warrants, and Placement Agent Warrants, the Company used a Black-Scholes Option Pricing model with the following assumptions:

	Pre-Funded Warrants	Common Warrants	Placement Agent Warrants
Expected volatility	100%	103% - 121%	103%
Contractual term	1 year	- 5.5 years	5 ½ years
Risk-free interest rate	5.51%	4.57% - 5.51%	4.57%
Expected dividend yield	0%	0%	0%

The fair value of the common stock was determined using the closing price of the Company’s common stock as of May 2, 2024, which is the date that the Private Placement closed.

Warrants

June 2025 Warrants

As part of a warrant exchange agreement on September 4, 2025, a total of 559,395 Series C common stock purchase warrants were exchanged for the issuance of 559,395 shares of common stock. The Company recorded a deemed dividend of $1,494,000 representing the difference between the fair value of the common stock received and the fair value of the warrants exchanged as of the exchange date.

As part of a warrant exchange agreement on November 5, 2025, 654,000 Series A common stock purchase warrants, 654,000 Series B common stock purchase warrants, and 94,605 Series C common stock purchase warrants, totaling 1,402,605 in aggregate, were exchanged for the issuance of 1,402,605 shares of common stock. The Company recorded a deemed dividend of $9,540,000 representing the difference between the fair value of the common stock received and the fair value of the warrants exchanged as of the exchange date.

A total of 1,962,000 warrants were exercised during the year ended December 31, 2025. As of December 31, 2025, no warrants to purchase Common Stock issued pursuant to the June 2025 financing transaction remained outstanding.

November 2024 Warrants (As Amended)

On November 13, 2024, we entered into a letter agreement (the “Warrant Exercise and Reload Agreement”) with the holder (the “Holder”) of its issued and outstanding Series B Warrants (the “Prior Warrants”) to purchase an aggregate of 20,703 shares of common stock of the Company offering the Holder the opportunity to exercise all of its Prior Warrants for cash at a reduced exercise price equal to $99.60 per share provided the Prior Warrants were exercised in full for cash on or before 12:30 P.M. Eastern Time on the date of the Warrant Exercise and Reload Agreement. In consideration for the exercise of the Prior Warrants, the Holder received new unregistered Series C Warrants (the “Series C Warrants”) exercisable for up to an aggregate of 41,407 shares of common stock (the “Series C Warrant Shares”) and new unregistered Series D Warrants (the “Series D Warrants” and, together with the Series C Warrants, the “New Warrants”) exercisable for up to an aggregate of 41,407 shares of common stock (the “Series D Warrant Shares” and, together with the Series C Warrant Shares, the “New Warrant Shares”). The Series C Warrants are exercisable beginning on the date upon which the Company receives stockholder approval of the issuance of the New Warrant Shares and the Placement Agent Warrant Shares (as defined below) (the “Stockholder Approval Date”) for a period of five and one-half (5.5) years following the Stockholder Approval Date and the Series D Warrants are exercisable beginning on the Stockholder Approval Date for a period of eighteen (18) months following the Stockholder Approval Date. The New Warrants each have an exercise price of $99.60 per share. The shares of common stock issued upon exercise of the Prior Warrants are registered pursuant to an effective registration statement on Form S-1 (No. 333-279157).

All of the 82,816 warrants issued pursuant to the Warrant Exercise and Reload Agreement were exchanged for cash during the year ended December 31, 2025. Pursuant to the Warrant Exchange Agreement, and as consideration for the exchange of warrants, a cash payment of $1.1 million was made by the Company in May 2025.No warrants related to these transactions remain outstanding as of December 31, 2025.

April 2024 Warrants

A total of 62,750 warrants were issued pursuant to the April 2024 Securities Purchase Agreement (the “April 2024 Securities Purchase Agreement”), consisting of Series A, Series B, Pre-funded, and Placement Agent warrants. As of December 31, 2025, only Placement Agent warrants to purchase a total of 1,242 shares of common stock remained outstanding. The 1,242 Placement Agent Warrants issued pursuant to the Engagement Letter with the placement agent, are exercisable immediately from the date of issuance for a period of five and one half (5.5) years after the date of issuance, at an exercise price of $124.512 per warrant share.

A total of 20,704 Series A warrants and 9,988 Series B warrants were exercised during the year ended December 31, 2025. A total of 20,100 pre-funded warrants and 10,716 Series B warrants were exercised during the year ended December 31, 2024.

December 2023 Warrants

As of December 31, 2025, warrants to purchase a total of 1,750 shares of common stock issued pursuant to a securities purchase agreement in a December 2023 financing transaction remained outstanding. A total of 1,651 warrants, including 33 warrants issued in a concurrent private placement, are exercisable immediately from the date of issuance for a period of seven years after the date of issuance, at an exercise price of $765.60 per warrant share. A further 99 warrants issued in a concurrent placement agency agreement, are exercisable immediately from the date of issuance for a period of five years after the date of issuance, at an exercise price of $994.50 per warrant share.

There were no exercises of these warrants during the years ended December 31, 2025 or December 31, 2024.

December 2020 Warrants

As of December 31, 2025, warrants to purchase 186 shares of common stock issued pursuant to a securities purchase agreement in a December 2020 financing transaction remained outstanding. Each warrant shall be exercisable beginning on the 12-month anniversary of the date of issuance for a period of five years after the date of issuance, at an exercise price of $14,868 per warrant share. The exercise price of the warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the warrants. The warrants may be exercised on a “cashless” basis.

There were no exercises of these warrants during the years ended December 31, 2025 or December 31, 2024.

April 2020 Warrants

As of December 31, 2025, 0 warrants issued in connection with an April 2020 equity financing remained outstanding, each with an exercise price of $18,000.

No warrants were exercised during the year ended December 31, 2025. 111 warrants were exercised during the year ended December 31, 2024.

Preferred Stock

Series B Preferred Stock

A total of 237,745 shares of the Company’s Series B Preferred Stock were issued pursuant to a December 2020 Securities Purchase Agreement. During the year ended December 31, 2024, the remaining 119,000 shares of Series B Preferred Stock were converted, at the option of the holder, into 165 shares of common stock. As of December 31, 2025, there were no remaining shares of the Series B Preferred Stock outstanding.

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

As of December 31, 2025 and 2024, 264 shares of the Series A Preferred Stock remain issued and outstanding. The 264 shares of Series A Preferred Stock issued and outstanding at December 31, 2025, are convertible into 2 share of common stock.

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

6% Convertible Exchangeable Preferred Stock

As of December 31, 2025, there were 135,273 shares of the Company’s 6% Convertible Exchangeable, or Preferred Stock issued and outstanding at an issue price of $10.00 per share. Dividends on the Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the Preferred Stock, and if declared, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s Board of Directors and must come from funds that are legally available for dividend payments. The Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends.

The Company’s Board of Directors considers numerous factors in determining whether to declare the quarterly dividend pursuant to the Certificate of Designations governing the terms of the Company’s Preferred Stock, including the requisite financial analysis and determination of a surplus. As of December 31, 2025, there were no accrued and unpaid dividends.

The Preferred Stock is convertible at the option of the holder at any time into the Company’s shares of common stock at a conversion rate of approximately 0.000000069 shares of common stock for each share of Preferred Stock based on a price of $142,128,000 per share. The Company has reserved 6 shares of common stock for issuance upon conversion of the remaining shares of Preferred Stock outstanding at December 31, 2025. The shares of previously converted Preferred Stock have been retired, cancelled and restored to the status of authorized but unissued shares of preferred stock, subject to reissuance by the Board of Directors as shares of Preferred Stock of one or more series.

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

The Preferred Stock is exchangeable, in whole but not in part, at the option of the Company on any dividend payment date beginning on November 1, 2005, or Exchange Date for the Company’s 6% Convertible Subordinated Debentures, or Debentures at the rate of $10.00 principal amount of Debentures for each share of Preferred Stock. The Debentures, if issued, will mature 25 years after the Exchange Date and have terms substantially similar to those of the Preferred Stock. No such exchanges have taken place as of December 31, 2025.

For the year ended December 31, 2024, the company passed a resolution to suspend payment of the quarterly cash dividend on the Company’s 6% Convertible Exchangeable Preferred Stock (the “Preferred Stock”) scheduled for February 1, 2025.

15. Stock-Based Compensation

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the years ended 2025 and 2024 as shown in the following table (in thousands):

	Year Ended
	December 31,
	2025	2024
General and administrative	$2,297	$498
Research and development	37	94
Stock-based compensation costs	$2,334	$592

2018 Plan

In May 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”), under which Cyclacel may make equity incentive grants to its officers, employees, directors and consultants. The 2018 Plan allows for various types of award grants, including stock options and restricted stock units.

On February 6, 2025, the Company’s stockholders approved an amendment to the 2018 Plan to reserve an additional 500,000 shares of Common Stock for issuance thereunder, which number would not be adjusted as a result of the Reverse Stock Split. On June 30, 2025, the Company’s stockholders approved another amendment to the 2028 Plan to reserve an additional 4,281,987 shares of Common Stock for issuance thereunder. As of December 31, 2025, the Company has reserved approximately 4,282,026 shares of the Company’s common stock under the 2018 Plan for future issuances.

Stock option awards granted under the Company’s equity incentive plans have a maximum life of 10 years and generally vest over a one to four-year period from the date of grant. Certain awards, though, vest immediately upon grant, including those granted in 2025, as discussed in further detail below.

2020 Inducement Equity Incentive Plan

In October 2020, the Inducement Equity Incentive Plan (the “Inducement Plan”), became effective. Under the Inducement Plan, the Company may make equity incentive grants to new senior level Employees (persons to whom the Company may issue securities without stockholder approval). The Inducement Plan allows for the issuance of up to 55 shares of the Company’s common stock (or the equivalent of such number). As of December 31, 2025, all 55 shares under the Inducement Plan are available for issuance.

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

Option Grants and Exercises

There were 24,812 options granted during the year ended December 31, 2025. Of these awards, 1,066 were issued under the 2018 Plan and the rest were issued outside of the 2018 Plan and the Inducement Plan. Options granted during the year ended December 31, 2025 had a grant date fair value ranging between $60.86 and $72.38 per option.

There were 52 options granted under the 2018 Plan during the year ended December 31, 2024. These options had a grant date fair value of $424.80 per option.

The fair value of the stock options granted is calculated using the Black-Scholes option-pricing model as prescribed by ASC 718 using the following assumptions:

	Year ended	Year ended
	December 31, 2025	December 31, 2024
Expected term (years)	5 - 10	6
Risk free interest rate	4.060% – 4.250%	3.995%
Volatility	100% – 107%	93%
Expected dividend yield over expected term	0.00%	0.00%
Resulting weighted average grant date fair value	$70.79	$424.80

There were no stock options exercised during each of the years ended December 31, 2025 and 2024, respectively. The Company does not expect to be able to benefit from the deduction for stock option exercises that may occur because the company has tax loss carryforwards from prior periods that would be expected to offset any potential taxable income.

As of December 31, 2025, the total remaining unrecognized compensation cost related to all outstanding awards with service conditions is less than $1,500 and will be amortized over an approximate remaining requisite service period of 0.50 years.

Outstanding Options

A summary of the share option activity and related information is as follows:

		Weighted Average	Weighted Average Remaining
	Number of	Exercise	Contractual	Aggregate
	Options	Price Per	Term	Intrinsic
	Outstanding	Share	(Years)	Value ($000)

Options outstanding at December 31, 2023	595	$12,048.00	7.96	$—
Granted	52	$547.20	—	$—
Exercised	—	$—	—	$—
Cancelled/forfeited	(153)	$12,327.88	—	$—
Options outstanding at December 31, 2024	494	$10,658.14	7.20	$—

Granted	24,812	$78.92	—	$—
Exercised	—	$—	—	$—
Cancelled/forfeited	(385)	$9,610.52	—	$—
Options outstanding at December 31, 2025	24,921	$103.04	9.13	$—

Unvested at December 31, 2025	4	$2,094.84	7.49	$—
Vested and exercisable at December 31, 2025	24,917	$102.72	9.13	$—

Restricted Stock Units

The Company issued 500,178 restricted stock units during the year ended December 31, 2025. These restricted stock units vested immediately and were valued at $1.40 at the date of grant, which was equivalent to the market price of a share of the Company’s common stock on that date.

The Company issued 52 restricted stock units during the year ended December 31, 2024. These restricted stock units vested monthly over a six-month service period. These restricted stock units were valued at $547.20 at the date of grant, which was equivalent to the market price of a share of the Company’s common stock on that date.

Seventy-one restricted stock units were issued in January 2023. These units vest on the third anniversary of their date of grant, or earlier if certain defined clinical trial-related performance targets are met. A three-year vesting assumption was applied to these restricted stock units as satisfaction of the performance conditions is not probable at this time. Each restricted stock unit was valued at $3,240.00 at the date of grant, which was equivalent to the market price of a share of the Company’s common stock on that date. As of December 31, 2025, all but 2 of the original awards granted have been forfeited due to the recipient’s termination of service with the Company. In the year ended December 31, 2025, the Company reduced stock compensation cost, a component of selling general, and administrative expense, by approximately $92,000 as a result of forfeitures of these awards during that period.

The July 2025 Reverse Stock Split resulted in the effective cancellation of certain previously issued and outstanding restricted stock units. In the quarter ended June 30, 2025, the Company accelerated the recognition of any remaining unrecognized compensation expense upon the impending cancellation of those awards. This resulted in an approximately $1,000 charge during the year ended December 31, 2025.

Summarized information for restricted stock units as of December 31, 2025 and 2024 is as follows:

		Weighted Average
	Restricted	Grant Date
	Stock Units	Value Per
	Outstanding	Share

RSUs outstanding at Dec 31, 2023	144	$3,902.40
Granted	52	$547.20
Cancelled/forfeited	(32)	$3,675.17
RSUs outstanding at Dec 31, 2024	164	$2,881.62

Granted	500,178	$1.40
Vested and converted to Common Stock	(500,178)	$1.40
Cancelled/forfeited	(162)	$3,284.47
RSUs outstanding at December 31, 2025	2	$3,240.00

16. Employee Benefit Plans

Pension Plan

The Company operates a defined contribution group personal pension plan for all of its UK based employees. Company contributions to the plan totaled approximately $500 and $51,000 for the years ended December 31, 2025 and 2024, respectively.

401(k) Plan

The 401(k) Plan provides for matching contributions by the Company in an amount equal to the lesser of 100% of the employee’s deferral or 6% of the U.S. employee’s qualifying compensation. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to the employees until withdrawn. Company matching contributions are tax deductible by the Company when made. In 2025, Company employees could elect to reduce their current compensation by up to the statutorily prescribed annual limit of $23,500 if under 50 years old and $31,000 if over 50 years old and to have those funds contributed to the 401(k) Plan. The Company made contributions of approximately $333 and $40,000 to the 401(k) Plan for the years ended December 31, 2025 and 2024, respectively.

17. Taxes

(Loss) income from continuing operations before taxes is comprised of the following components for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Domestic	$(1,839)	$36
Foreign	(1,152)	(12,030)
Loss from continuing operations before taxes	$(2,991)	$(11,994)

The benefit (provision) for income taxes from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2025	2024
Current – domestic	$—	$(21)
Current – foreign	(7)	803
Current – total	(7)	782
Deferred – domestic	—	—
Income tax benefit	$(7)	$782

The Company has incurred a taxable loss in each of the operating periods since incorporation. The income tax credits of $0 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively, represent UK research and development (“R&D”) tax credits for expenditures in the United Kingdom.

A reconciliation of the (benefit) provision for income taxes from continuing operations with the amount computed by applying the statutory federal tax rate to loss from continuing operations before income taxes is as follows (in thousands):

Year Ended December 31,
2025
U.S. Federal Statutory Tax Rate	$(609)
State and local income taxes, net of federal income tax effect	(483)
Foreign Tax Effects
UK
Statutory Tax Rate Difference	8,940
Change in Valuation Allowance	(55,877)
Non-deductible expenses	47,251
Malaysia
Statutory Tax Rate Difference	(35)
US
Change in Valuation Allowance	1,921
Non-deductible expenses	(1,039)
Other adjustments	(62)
$7

Year Ended December 31,
2024
Loss from continuing operations before taxes	$(11,994)
Income tax expense computed at statutory federal tax rate	(2,527)
Disallowed expenses and non-taxable income	35
Loss surrendered to generate R&D credit	—
Additional research and development tax relief	-
Stock Compensation	30
Change in valuation allowance	2,798
Foreign items, including change in tax rates, and other	(1,158)
Change in Tax Rate	-
Section 382 Limitation	—
Other items	40
$(782)

Significant components of the Company’s deferred tax assets are shown below (in thousands):

	Year Ended December 31,
	2025	2024
Net operating loss and tax credit carryforwards	$3,203	$59,417
Depreciation, amortization and impairment of property and equipment	—	39
Stock options	907	250
Research and development credits	—	—
Right of use asset	(3)	(1)
Lease liability	3	1
Other	—	114
Total deferred tax assets	4,110	59,820
Valuation allowance for deferred tax assets	(4,110)	(59,820)
Net deferred tax assets	$—	$—

A valuation allowance has been established, as realization of such assets is uncertain. The Company’s management evaluated the positive and negative evidence bearing upon the realizability of its deferred assets, and has determined that, at present, the Company may not be able to recognize the benefits of the deferred tax assets under the more likely than not criteria. Accordingly, a valuation allowance of approximately $4.1 million has been established at December 31, 2025. The valuation allowance has increased by approximately $55.7 million in 2025.

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

As of December 31, 2025 and 2024, the Company has federal NOLs of $8.0 million and $3.5 million, respectively. The federal NOLs have an indefinite life. As of December 31, 2025 and 2024, the Company has state NOLs of $21.4 million and $16.8 million, respectively, which will begin to expire in 2028. As of December 31, 2025 and 2024, the Company had foreign NOLs of $0 million and $230.0 million, respectively. Following the liquidation and subsequent deconsolidation of the Company’s former UK subsidiary, the Company no longer has any foreign NOLs.

Management has evaluated all significant tax positions at December 31, 2025 and 2024 and concluded that there are no material uncertain tax positions. The Company would recognize both interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception.

Tax years 2022 - 2024 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (“IRS”) or state tax authorities. The Company is currently not under examination by the IRS or any other jurisdictions for any tax years.

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

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (R&E) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period if incurred, and R&E expenses incurred outside the US must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities that are considered under IRC Section 41 (relating to the research tax credit). For the year ended December 31, 2025, the Company performed an analysis based on available guidance and determined that the company does not have any R&E expenses in the US. The company will continue to monitor this issue for future developments, but it does not expect R&E capitalization and amortization to require it to pay cash taxes now or in the near future.

18. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Years ended December 31,
	2025	2024
Numerator:
Net loss	$(2,998)	$(11,212)
Dividend on convertible exchangeable preferred shares	(61)	—
Deemed dividend on warrant exchange	(11,033)	—
Net loss attributable to common shareholders	$(14,092)	$(11,212)

Denominator:
Weighted-average number of common shares used in loss per share – basic and diluted	2,185,075	22,314
Loss per share - basic and diluted	$(6.45)	$(502.46)

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

	December 31,	December 31,
	2025	2024
Stock options	24,921	494
Restricted Stock Units	10	164
Series A preferred stock	2	2
Common stock warrants	3,178	117,182
Total shares excluded from calculation	28,111	117,842

19. Geographic and Segment Information

Geographic information for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Revenue
United Kingdom	$—	$43
Malaysia	747	—
Total Revenue	$747	$43

Net (loss) / gain
United States	$(1,857)	$(37)
Malaysia	119	—
United Kingdom	(1,260)	(11,175)
Total Net Loss	$(2,998)	$(11,212)

	December 31,
	2025	2024
Total Assets
United States	$2,031	$3,285
Malaysia	6,154	—
United Kingdom	—	809
Total Assets	$8,185	$4,094
Long Lived Assets, net
United States	$(0)	$1
Malaysia	137
United Kingdom	—	2
Total Long Lived Assets, net	$137	$3

For the latter part of 2025, following the acquisition of our wholly owned subsidiary, Fitters Sdn. Bhd. (“Fitters”), the Company operated as a single segment engaged in the distribution of fire safety materials, equipment and fire prevention systems. Prior to the acquisition of Fitters, the Company operated as a single segment engaged in the development of innovative cancer medicines based on cell cycle, transcriptional regulation and mitosis control biology. Consistent with our operational structure, our Chief Executive Officer (CEO), as the chief operating decision maker, makes resource allocation and business process decisions globally across our consolidated business. Managing and allocating resources at the consolidated level enables our CEO to assess the overall level of resources available and how to best deploy these resources across functions such as production, research and development, business development, or administration and research and development projects in line with our overarching long-term corporate-wide strategic goals, rather than on a geographic or some other basis. Consistent with this decision-making process, our CEO considers consolidated net loss, which is our single segment’s principal measure of segment profit and loss, when evaluating performance and allocating company-wide resources.

Significant expenses are amounts that are regularly provided to the CEO and comprise the identical captions that are reported on the consolidated statement of operations.

A summary of our consolidated net loss for the years ended December 31, 2025 and 2024 is as follows, including the significant expenses provided to and regularly reviewed by our CEO:

	December 31,
	2025	2024
Revenues	$747	$43

Operating expenses:
Cost of sales	609	—
Research and development	848	6,655
General and administrative	7,717	5,392
Total operating expenses	9,174	12,047

Operating loss	(8,427)	(12,004)

Total other income (expense), net	5,436	10
Loss before taxes	(2,991)	(11,994)

Income tax benefit / (charge)	(7)	782

Net loss	$(2,998)	$(11,212)

20. Subsequent Events

Preferred Stock

On January 12, 2026, the Board of Directors of Bio Green Med Solution, Inc. (the “Company”) declared a quarterly cash dividend of $0.15 per share on the Company’s 6% Convertible Exchangeable Preferred Stock (the “Preferred Stock”). The dividend was paid on February 1, 2026, to Preferred Stock stockholders of record as of the close of business on January 22, 2026.

Delisting of 6% Convertible Exchangeable Preferred Stock

Further to Nasdaq notices received September 11, 2025 and March 12, 2026 in connection with the Company’s failure to satisfy a continued listing rule in relation to its 6% Convertible Exchangeable Preferred Stock (listed on The Nasdaq Capital Market under the symbol “BGMSP”), trading of the Preferred Stock was suspended at the opening of business on March 23, 2026, and a Form 25-NSE was filed with the Securities and Exchange Commission, which removed the Company’s securities from listing and registration on The Nasdaq Stock Market.

It is expected that the Preferred Stock will be delisted from The Nasdaq Capital Market on or after April 2, 2026. The Company believes that the Preferred Stock may be quoted and traded on the OTC Markets after April 2, 2026. The delisting does not affect the Company’s Common Stock (listed on The Nasdaq Capital Market under the symbol “BGMS”).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2025.

Pursuant to this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

Based on this assessment, management determined that, as of December 31, 2025, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

(c) Changes in Internal Control Over Financial Reporting

Following the acquisition of Fitters Sdn. Bhd., the Company evaluated the internal controls environment and related processes of the newly acquired subsidiary. The Company concluded that the internal controls environment inherent at the subsidiary was robust enough to allow the continuation of the preparation of the subsidiary level financial statements by existing financial personnel, supported and supervised by the Chief Financial Officer. At entity level, which incorporates the consolidation of all subsidiary companies, there have not been any significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) during the fiscal year ended December 31, 2025 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information

Amendments to Amended and Restated Certificate of Incorporation for to Increase Shares and for Reverse Stock Splits

On April 25, 2025, after obtaining the approval of the Board of Directors and majority stockholder of the Company, as disclosed in the Company’s Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on April 3, 2025 (the “Schedule 14C”), the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware. The Certificate of Amendment became effective upon filing to increase the number of authorized shares of the Company’s common stock from two hundred fifty million (250,000,000) to six hundred million (600,000,000). The amendment did not result in any changes to the issued and outstanding shares of the Company’s common stock, and only affects the number of shares that may be issued by the Company in the future.

On May 7, 2025, the “Company filed an amendment to its Certificate of Incorporation (the “May Certificate of Amendment”) to implement a one-for-sixteen reverse stock split. The effective date of the Certificate of Amendment is May 12, 2025 (the “May 12 Effective Date”). The Company’s common stock began trading on a split-adjusted basis when the market opens on the May 12 Effective Date. The Board of Directors of the Company approved the amendment to the Company’s Certificate of Incorporation primarily to meet the share bid price requirements of The Nasdaq Capital Market. The Company’s stockholders approved the Certificate of Amendment at a special meeting of its stockholders held on February 6, 2025. As a result of the reverse stock split, on the Effective Date, every sixteen shares of common stock then issued and outstanding automatically were combined into one share of common stock, with no change in par value per share. No fractional shares were outstanding following the reverse stock split, and any fractional shares that would have resulted from the reverse stock split were (a) rounded up to the nearest whole number for any shareholder who would otherwise be entitled to receive one-half or more of a fractional split-adjusted share, and (b) rounded down to the nearest whole number for any shareholder who would otherwise be entitled to receive less than one-half of a fractional split-adjusted share.

On July 2, 2025, the Company) filed an amendment to its Certificate of Incorporation (“July Certificate of Amendment”) to implement a one-for-fifteen reverse stock split. The effective date of the Certificate of Amendment is July 7, 2025 (the “July 2 Effective Date”). The Company’s common stock will begin trading on a split-adjusted basis when the market opens on the July 2 Effective Date. The Board of Directors of the Company approved the amendment to the Company’s July Certificate of Incorporation primarily to meet the share bid price requirements of The Nasdaq Capital Market. The Company’s stockholders approved the Certificate of Amendment by majority written consent on May 12, 2025. As a result of the reverse stock split, on the Effective Date, every fifteen shares of common stock then issued and outstanding automatically were combined into one share of common stock, with no change in par value per share. No fractional shares were outstanding following the reverse stock split, and any fractional shares that would have resulted from the reverse stock split were (a) rounded up to the nearest whole number for any shareholder who would otherwise be entitled to receive one-half or more of a fractional split-adjusted share, and (b) rounded down to the nearest whole number for any shareholder who would otherwise be entitled to receive less than one-half of a fractional split-adjusted share.

Rule 10b5-1 Trading Arrangements

During the year ended December 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by item 10 is incorporated herein by reference from our Proxy Statement, which will be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

The information required by item 11 is incorporated herein by reference from our Proxy Statement, which will be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by item 12 is incorporated herein by reference from our Proxy Statement, which will be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by item 13 is incorporated herein by reference from our Proxy Statement, which will be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by item 14 is incorporated herein by reference from our Proxy Statement, which will be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report are as follows:

(1)	See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 of this Annual Report on Form 10-K.

(2)	Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

(3)	The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

(b)	Exhibits:

Exhibit Number	Description
2.1#	Agreement for the Sale and Purchase of Certain Assets dated March 10, 2025 by and between Bio Green Med Solution, Inc., Cyclacel Limited, and with Carrie James and James Hopkirk, the liquidators of Cyclacel Limited (previously filed as Exhibit 2.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on March 14, 2025 and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of Bio Green Med Solution, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on April 1, 2013, and incorporated herein by reference).
2.2	Exchange Agreement dated May 6, 2025 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on May 6, 2025)
2.3	Amendment No. 1 to Exchange Agreement dated July 7, 2025 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on July 7, 2025)
2.4	Asset Purchase Agreement dated October 6, 2025 by and between Bio Green Med Solution, Inc., and Tethra Biosciences Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on October 7, 2025)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bio Green Med Solution, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 27, 2016, and incorporated herein by reference).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bio Green Med Solution, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on April 14, 2020, and incorporated herein by reference).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bio Green Med Solution, Inc. (previously filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, originally filed with the SEC on January 19, 2024, and incorporated herein by reference).
3.5	Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bio Green Med Solution, Inc. (previously filed as Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1, originally filed with the SEC on January 19, 2024, and incorporated herein by reference).
3.6	Second Amended and Restated Bylaws of Bio Green Med Solution, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 7, 2020, and incorporated herein by reference).
3.7	Amendment No. 1 to the Second Amended and Restated Bylaws of Bio Green Med Solution, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on November 7, 2023, and incorporated herein by reference).

3.8	Certificate of Designation of 6% Convertible Exchangeable Preferred Stock (previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on November 5, 2004, and incorporated herein by reference).
3.9	Certificate of Designation of Series A Preferred Stock (previously filed as Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 (No. 333-218305), originally filed with the SEC on July 17, 2017, and incorporated herein by reference).
3.10	Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 22, 2020, and incorporated herein by reference).
3.11	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock (previously filed as Exhibit 3.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 6, 2025 and incorporated herein by reference).
3.12	Certificate of Designation of Preferences, Rights and Limitations of Series D Preferred Stock (previously filed as Exhibit 3.2 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 6, 2025 and incorporated herein by reference).
3.13	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock filed with the Secretary of State of the State of Delaware on February 10, 2025 (previously filed as Exhibit 3.2 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on February 12, 2025 and incorporated herein by reference).
3.14	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on February 6, 2025 (previously filed as Exhibit 3.4 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on February 12, 2025 and incorporated herein by reference).
3.15	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bio Green Med Solution, Inc. filed with the Secretary of State of the State of Delaware on February 10, 2025 (previously filed as Exhibit 3.5 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on February 12, 2025 and incorporated herein by reference).
3.16	Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock (previously filed as Exhibit 3.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on March 24, 2025 and incorporated herein by reference).
3.17	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on April 25, 2025 (previously filed as Exhibit 3.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on April 25, 2025 and incorporated herein by reference).
3.18	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock filed with the Secretary of State of the State of Delaware on April 25, 2025 (previously filed as Exhibit 3.2 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on April 25, 2025 and incorporated herein by reference).
3.19	Certificate of Amendment to Certificate of Incorporation, effective May 12, 2025 (previously filed as Exhibit 3.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 7, 2025 and incorporated herein by reference).
3.20	Certificate of Designation of Preferences, Rights and Limitations of Series F Preferred Stock (previously filed as Exhibit 3.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on June 20, 2025 and incorporated herein by reference).
3.21	Certificate of Amendment to Certificate of Incorporation, effective July 7, 2025 (previously filed as Exhibit 3.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on July 2, 2025 and incorporated herein by reference).
3.22	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series F Preferred Stock filed with the Secretary of State of the State of Delaware on July 28, 2025 (previously filed as Exhibit 3.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on July 28, 2025 and incorporated herein by reference).
3.23	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on September 12, 2025 and incorporated herein by reference).

4.1	Specimen of common stock Certificate (previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-1, File No. 333-109653, originally filed with the SEC on February 17, 2004, as subsequently amended, and incorporated herein by reference).
4.2	Specimen of Preferred Stock Certificate of Designation (previously filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-1, File No. 333-119585, originally filed with the SEC on October 21, 2004, as subsequently amended, and incorporated herein by reference).
4.3	Form of Warrant to purchase shares of Bio Green Med Solution, Inc. common stock (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on July 1, 2011, and incorporated herein by reference).
4.4	Registration Rights Agreement, dated as of December 14, 2012, by and between the Company and Aspire Capital Fund, LLC (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 17, 2012, and incorporated herein by reference).
4.5	Registration Rights Agreement, dated November 14, 2013, by and between the Company and Aspire Capital Fund, LLC (previously filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, originally filed with the SEC on November 14, 2013, and incorporated herein by reference).
4.6	Form of Warrant to purchase shares of Bio Green Med Solution, Inc.’s common stock (previously filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (No. 333-218305), originally filed with the SEC on July 17, 2017, and incorporated herein by reference).
4.7	Form of Pre-Funded Warrant (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on April 24, 2020, and incorporated herein by reference).
4.8	Form of Common Warrant (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on April 24, 2020, and incorporated herein by reference).
4.9	Form of Warrant (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 22, 2020, and incorporated herein by reference).
4.10	Form of Pre-Funded common stock Purchase Warrant (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 26, 2023, and incorporated herein by reference).
4.11	Form of common stock Purchase Warrant (previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 26, 2023, and incorporated herein by reference).
4.12*	Description of Securities.
4.13	Form of Pre-Funded Warrant (previously filed as Exhibit 4.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 2, 2024 and incorporated herein by reference)
4.14	Form of Series A Warrant (previously filed as Exhibit 4.2 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 2, 2024 and incorporated herein by reference)
4.15	Form of Series B Warrant (previously filed as Exhibit 4.3 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 2, 2024 and incorporated herein by reference)
4.16	Form of Placement Agent Warrant (previously filed as Exhibit 4.4 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 2, 2024 and incorporated herein by reference)
4.17	Form of Series C Warrant (previously filed as Exhibit 4.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on November 15, 2024 and incorporated herein by reference).
4.18	Form of Series D Warrant (previously filed as Exhibit 4.2 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on November 15, 2024 and incorporated herein by reference).
4.19	Form of Placement Agent Warrant (previously filed as Exhibit 4.3 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on November 15, 2024 and incorporated herein by reference).
4.20	Form of Pre-Funded Warrant (previously filed as Exhibit 4.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 6, 2025 and incorporated herein by reference).
4.21	Form of Series A Common Stock Purchase Warrant (previously filed as Exhibit 10.2 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on June 20, 2025 and incorporated herein by reference).
4.22	Form of Series B Common Stock Purchase Warrant (previously filed as Exhibit 10.3 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on June 20, 2025 and incorporated herein by reference).
4.23	Form of Series C Common Stock Purchase Warrant (previously filed as Exhibit 10.4 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on June 20, 2025 and incorporated herein by reference).

4.24	Form of Amended and Restated Series A Common Stock Purchase Warrant (previously filed as Exhibit 10.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on September 1, 2025 and incorporated herein by reference).
4.25	Form of Amended and Restated Series B Common Stock Purchase Warrant (previously filed as Exhibit 10.2 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on September 1, 2025 and incorporated herein by reference).
4.26	Form of Amended and Restated Series C Common Stock Purchase Warrant (previously filed as Exhibit 10.3 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on September 1, 2025 and incorporated herein by reference).
10.1†	Amended and Restated 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 24, 2012, and incorporated herein by reference).
10.2†	2015 Equity Incentive Plan (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 22, 2015, and incorporated herein by reference).
10.3†	Amended and Restated 2018 Equity Incentive Plan (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K originally filed with the SEC on June 14, 2023, and incorporated herein by reference).
10.4#	Clinical Collaboration Agreement by and between Bio Green Med Solution, Inc. and the University of Texas M.D. Anderson Cancer Center dated as of August 21, 2018 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 and incorporated herein by reference).
10.5	Bio Green Med Solution, Inc. 2020 Inducement Equity Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q, originally filed with the SEC on November 12, 2020, and incorporated herein by reference).
10.6	Form of Stock Option Grant Notice and Stock Option Agreement under the Bio Green Med Solution, Inc. 2020 Inducement Equity Incentive Plan (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q, originally filed with the SEC on November 12, 2020, and incorporated herein by reference).
10.7	Employment Agreement between Bio Green Med Solution, Inc. and Spiro Rombotis (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 4, 2023 and incorporated herein by reference).
10.8	Employment Agreement between Bio Green Med Solution, Inc. and Paul McBarron (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 4, 2023 and incorporated herein by reference).
10.9	Form of Indemnification Agreement for directors (previously filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K/A, originally filed with the SEC on November 29, 2023, and incorporated herein by reference).
10.10	Placement Agency Agreement by and between Bio Green Med Solution, Inc. and Ladenburg Thalmann & Co. Inc., dated December 21, 2023 (previously filed as Exhibit 10.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 26, 2023 and incorporated herein by reference).
10.11	Securities Purchase Agreement by and between Bio Green Med Solution, Inc. and the Purchasers, dated December 21, 2023 (previously filed as Exhibit 10.2 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 26, 2023 and incorporated herein by reference).
10.12	Securities Purchase Agreement by and between Bio Green Med Solution, Inc. and Spiro Rombotis and Paul McBarron, dated December 21, 2023 (previously filed as Exhibit 10.3 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on December 26, 2023 and incorporated herein by reference).
10.13	Securities Purchase Agreement, dated as of April 30, 2024, between the Company and the purchaser named therein (previously filed as Exhibit 10.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 2, 2024 and incorporated herein by reference).
10.14	Form of Registration Rights Agreement, dated as of April 30, 2024, between the Company and the purchaser named therein (previously filed as Exhibit 10.2 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on May 2, 2024 and incorporated herein by reference).
10.15	Warrant Exercise and Reload Agreement, dated November 13, 2024 (previously filed as Exhibit 10.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on November 15, 2024 and incorporated herein by reference).

10.16	Securities Purchase Agreement, dated as of January 2, 2025, by and between the Company and David Lazar (previously filed as Exhibit 10.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 6, 2025 and incorporated herein by reference).
10.17	Form of Director Settlement Agreement and Release (previously filed as Exhibit 10.2 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 6, 2025 and incorporated herein by reference).
10.18	Settlement and Release Agreement, dated as of January 2, 2025, by and between the Company and Spiro Rombotis (previously filed as Exhibit 10.3 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 6, 2025 and incorporated herein by reference).
10.19	Settlement and Release Agreement, dated as of January 2, 2025, by and between the Company and Paul McBarron (previously filed as Exhibit 10.4 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 6, 2025 and incorporated herein by reference).
10.20	Warrant Exchange Agreement, dated as of January 2, 2025, by and between the Holder and the Company (previously filed as Exhibit 10.5 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 6, 2025 and incorporated herein by reference).
10.21	Addendum to Securities Purchase Agreement, dated as of January 9, 2025, by and between the Company and David Lazar (previously filed as Exhibit 10.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on January 9, 2025 and incorporated herein by reference).
10.22	Securities Purchase Agreement, dated as of February 4, 2025, between the Company and David Lazar (previously filed as Exhibit 10.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on February 6, 2025 and incorporated herein by reference).
10.23	Amendment Agreement, dated as of February 4, 2025, between the Company and Armistice Capital Master Fund Ltd. (previously filed as Exhibit 10.2 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on February 6, 2025 and incorporated herein by reference).
10.24	Securities Purchase Agreement, dated as of February 5, 2025, between the Company and Helena Special Opportunities 1 Ltd. (previously filed as Exhibit 10.3 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on February 6, 2025 and incorporated herein by reference).
10.25	Lock-Up Addendum, dated February 20, 2025, by and between the Company and David Lazar (previously filed as Exhibit 10.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on February 24, 2025 and incorporated herein by reference).
10.26	Securities Purchase Agreement dated February 11, 2025 by and between David Elliot Lazar and Doris Wong Sing Ee (previously filed as Exhibit 10.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on February 27, 2025 and incorporated herein by reference).
10.27	Assignment and Assumption Agreement dated February 26, 2025 by and between David Elliot Lazar and Doris Wong Sing Ee (previously filed as Exhibit 10.2 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on February 27, 2025 and incorporated herein by reference).
10.28	Settlement and Release Agreement dated February 26, 2025 by and between Dr. Samuel Barker and the Company (previously filed as Exhibit 10.3 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on February 27, 2025 and incorporated herein by reference).
10.29	Assignment of Patent Rights Agreement dated March 10, 2025 by and between Bio Green Med Solution, Inc., Cyclacel Limited, and with Carrie James and James Hopkirk, the liquidators of Cyclacel Limited (previously filed as Exhibit 10.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on March 14, 2025 and incorporated herein by reference).
10.30	Form of Securities Purchase Agreement, dated as of June 20, 2025, by and among the Company and the Investors (previously filed as Exhibit 10.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on June 20, 2025 and incorporated herein by reference).
10.31	Trademark License Agreement dated September 12, 2025 between FITTERS Diversified Berhad and FITTERS Sdn. Bhd.
10.32	Form of Warrant Exchange Agreement (previously filed as Exhibit 10.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on September 4, 2025 and incorporated herein by reference).
21	Subsidiaries of Bio Green Med Solution, Inc. (previously filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-K, originally filed with the SEC on March 26, 2014, and incorporated herein by reference) (previously filed as Exhibit 10.1 the Registrant’s Current Report on Form 8-K, originally filed with the SEC on September 12, 2025 and incorporated herein by reference).
19*	Insider Trading Policy
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Datuk Dr. Doris Wong Sing Ee, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Kiu Cu Seng and David Lazar, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Datuk Dr. Doris Wong Sing Ee, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2**	Certification of Kiu Cu Seng and David Lazar, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections(a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
97.1*	Clawback Policy
101	The following materials from Bio Green Med Solution, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Exhibits:

†	Indicates management compensatory plan, contract or arrangement.
#	Confidential treatment has been granted with respect to certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities and Exchange Act of 1934, as amended.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

BIO GREEN MED SOLUTION, INC.

Date: March 30, 2026	By:	/s/ Datuk Dr. Doris Wong Sing Ee
Datuk Dr. Doris Wong Sing Ee
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Datuk Dr. Doris Wong Sing Ee	Chief Executive Officer,	March 30, 2026
Datuk Dr. Doris Wong Sing Ee	(Principal Executive Officer) and Director

/s/ Kiu Cu Seng	Chief Financial Officer & Secretary,	March 30, 2026
Kiu Cu Seng	Chief Financial Officer and Principal
Accounting Officer, Director

/s/ Inigo Angel Laurduraj	Director	March 30, 2026
Inigo Angel Laurduraj

/s/ Dr. Satis Waran Nair Krishnan	Director	March 30, 2026
Dr. Satis Waran Nair Krishnan

/s/ Soon Ping Pappas	Director	March 30, 2026
Soon Ping Pappas

