Form 10-Q
period 2026-06-30
Bio Green Med Solution, Inc.
filed 2026-08-14
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, there were 6,622,794 shares of the registrant’s common stock outstanding.

Bio Green Med Solution, Inc.

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

On February 11, 2025, investor Lazar, who was serving as the Company’s interim Chief Executive Officer and Secretary, entered into a securities purchase agreement (the “Purchase Agreement”) with an investor, Datuk Dr. Doris Wong Sing Ee (the “Purchaser”) pursuant to which the Purchaser agreed to purchase all 1,000,000 shares of Series C Convertible Preferred Stock, and 1,745,262 of the 2,100,000 shares of Series D Convertible Preferred Stock, currently held by Lazar, so that Purchaser would hold seventy percent (70%) of the fully diluted issued and outstanding shares of the Company. The Purchase Agreement closed on February 26, 2025 (the “Closing Date”). Additionally, the Purchaser succeeded to all of Lazar’s rights and interests under that certain securities purchase agreement between Lazar and the Company dated January 2, 2025.

The Securities were convertible into shares of the common stock, par value $0.001 per share (the “Common Stock”) of the Company at the election of the Purchaser as follows: (i) the 1,000,000 shares of the Series C were convertible into 11,041 shares of Common Stock, and (ii) 1,745,262 of the Series D were convertible into 799,911 shares of Common Stock. On the Closing Date, the Investor exercised the conversion rights related to the Series C and Series D shares into Common Stock in full resulting in the Investor owning 810,952 shares of Common Stock.

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

On May 6, 2025, and as amended on July 7, 2025, the Company entered into an Exchange Agreement (collectively, the “Exchange Agreement”) with FITTERS Diversified Berhad (9318.KL; “FITTERS”), an investment holding company engaged, through its subsidiaries, in the business of the sale of fire safety materials, equipment and fire prevention systems, “Waste-To-Resource” services and real estate development and construction. Pursuant to the Exchange Agreement, all of the ordinary shares owned by FITTERS of its wholly-owned subsidiary, Fitters Sdn. Bhd., a Malaysia-based private limited company (“Fitters Sub”) were to be exchanged for common stock, par value $0.001, of the Company (the “Purchaser Stock”), and Fitters Sub would continue as a wholly-owned subsidiary of the Company (the “Transaction”). As part of the Transaction, BGMS would issue an amount of Purchaser Stock equal to 19.99%, or 699,158 of its common shares and BGMS stockholders would own approximately 80.01% of the combined company. Following the closing of the Transaction on September 12, 2025, the Company’s common shares continued to be listed on the Nasdaq Capital Market under a new ticker symbol (BGMS) and Cyclacel Pharmaceuticals Inc. was renamed Bio Green Med Solution, Inc.

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

The delisting does not affect the Company’s Common Stock (listed on The Nasdaq Capital Market under the symbol “BGMS”).

On June 4, 2026, the Company, Future NRG Sdn. Bhd., a Malaysia private limited company (“FNRG”) and each of the shareholders of FNRG (the “Selling Shareholders”), entered into a Business Combination Agreement (the “BCA”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the BCA, the Selling Shareholders will voluntarily exchange all of their ordinary shares in FNRG for shares of common stock, par value $0.001 of the Company (the “Exchange Shares”), resulting in FNRG becoming a wholly owned subsidiary of the Company (the “Exchange”).

Subject to the terms and conditions of the BCA, at the closing of the Exchange: each then-outstanding ordinary share of FNRG will be converted into the right to receive a number of Exchange Shares calculated in accordance with the BCA. Under the exchange ratio formula in the BCA, upon the closing of the Exchange, on a pro forma basis and based upon the number of Exchange Shares to be issued in the Exchange, the Selling Shareholders will own approximately more than 99% of the combined company and pre-Exchange Company stockholders will own approximately less than 1% of the combined company.

The BCA contains certain termination rights of each of the Company and FNRG. In the event the Exchange is not closed by December 31, 2026, either party may terminate the BCA and the transactions contemplated thereunder.

At the effective time of the Exchange (the “Effective Time”), the Board is expected to consist of five members, four of whom will be designated by the Company and will include all of the current members except for Mr. Kiu Cu Seng and one of whom will be designated by FNRG, Mr. Pun Kah Weng.

On June 10, 2026, the Company entered into a Securities Purchase Agreement with certain foreign accredited investors, pursuant to which the investors agreed to purchase from the Company an aggregate of 1,103,338 shares of Common Stock, par value $0.001 of the Company at a purchase price of $0.72 per share for aggregate gross proceeds of $794,403, subject to the terms and conditions of the Purchase Agreement.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bio Green Med Solution, Inc.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$3,790	$3,505
Inventory	972	1,384
Accounts receivable (net of allowances of $540,000 and $447,000 respectively)	1,074	1,257
Prepaid expenses and other current assets	133	110
Total current assets	5,969	6,256
Property and equipment, net	136	137
Right-of-use lease asset	7	12
Goodwill	1,570	1,570
Non-current deposits	172	210
Total assets	$7,854	$8,185
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$189	$617
Accrued and other current liabilities	503	715
Total current liabilities	692	1,332
Lease liability	—	2
Other liabilities	2	9
Total liabilities	694	1,343

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2026 and December 31, 2025; 6% Convertible Exchangeable preferred stock; 135,273 shares issued and outstanding at June 30, 2026 and December 31, 2025. Aggregate preference in liquidation of $1,717,967 as of June 30, 2026, and December 31, 2025	—	—
Series A convertible preferred stock, $0.001 par value; 264 shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized at June 30, 2026 and December 31, 2025; 6,622,794 shares issued and outstanding at June 30, 2026 and 5,400,320 shares issued and outstanding at December 31, 2025	7	5
Additional paid-in capital	462,166	461,287
Accumulated other comprehensive loss	—	(39)
Accumulated deficit	(455,013)	(454,411)
Total stockholders’ equity (deficit)	7,160	6,842
Total liabilities and stockholders’ equity (deficit)	$7,854	$8,185

The accompanying notes are an integral part of these consolidated financial statements.

Bio Green Med Solution, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June,
	2026	2025	2026	2025
Revenues:
Product revenue - fire safety	$336	$—	1,114	—
Revenues	$336	$—	1,114	—

Operating expenses:
Cost of sales	257	—	892	—
General and administrative	497	1,249	886	5,463
Total operating expenses	754	1,249	1,778	5,463
Operating loss	(418)	(1,249)	(664)	(5,463)
Other expense:
Foreign exchange gains (losses)	(18)	(3)	21	(11)
Interest income (expense)	9	2	18	8
Other income, net	31	2	62	12
Total other income, net	22	1	101	9
Loss from continuing operations before taxes	(396)	(1,248)	(563)	(5,454)
Income tax provision	(9)	(2)	(39)	(2)
Net loss from continuing operations	(405)	(1,250)	(602)	(5,456)
Discontinued operations:
Operating losses from discontinued operations	—	(68)	—	(890)
Gain on deconsolidation of subsidiary	—	—	—	4,947
Net income from discontinued operations	$—	$(68)	—	4,057
Net loss	(405)	(1,318)	(602)	(1,399)
Dividend on convertible exchangeable preferred shares	(20)	(20)	(40)	(20)
Net loss applicable to common shareholders	$(425)	$(1,338)	(642)	(1,419)
Basic and diluted earnings per common share:
Net loss per share, continuing operations – basic and diluted (common shareholders)	$(0.08)	$(0.93)	(0.12)	(1.62)
Net loss per share, discontinued operations – basic and diluted (common shareholders)	$—	$(0.05)	—	4.62

Weighted average common shares outstanding	5,598,701	1,360,626	5,568,424	878,095

The accompanying notes are an integral part of these consolidated financial statements.

Bio Green Med Solution, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss	$(405)	$(1,318)	(602)	(1,399)
Translation adjustment	30	—	39	3,271
Unrealized foreign exchange gain (loss) on intercompany loans				(2,380)
Comprehensive loss	$(375)	$(1,318)	(563)	(508)

The accompanying notes are an integral part of these consolidated financial statements.

Bio Green Med Solution, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In $000s, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balances at December 31, 2024	135,537	$—	36,913	$—	$438,211	$(891)	$(439,494)	$(2,174)
Issue costs on issuance of common stock, preferred stock and associated warrants on underwritten offering, net of expenses	—	—	—	—	(248)	—	—	(248)
Exercise of Pre-Funded Warrants	—	—	15,277	—	—	—	—	—
Issue of common stock on Securities Purchase Agreement	—	—	758	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,666	—	—	1,666
Issue of Series C preferred stock in Securities Purchase Agreement	1,000,000	1	—	—	999	—	—	1,000
Series C Preferred stock conversions	(1,000,000)	(1)	11,042	—	1	—	—	—
Issue of Series D preferred stock in Securities Purchase Agreement	2,100,000	2	—	—	1,892	—	—	1,894
Series D Preferred stock conversions	(1,745,262)	(2)	799,912	1	1	—	—	—
Issue of Series E preferred stock in Securities Purchase Agreement	1,000,000	1	—	—	999	—	—	1,000
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(2,380)	—	(2,380)
Translation adjustment	—	—	—	—	—	2,385	—	2,385
Deconsolidation of wholly-owned foreign operation	—	—	—	—	—	886	(886)	—
Loss for the period	—	—	—	—	—	—	(81)	(81)
Balances at March 31, 2025	1,490,275	$1	863,902	$1	$443,521	$—	$(440,461)	$3,062

Issue of common stock and pre-funded warrants in Securities Purchase Agreement In Private Placement, net of expenses	—	—	940	—	—	—	—	—
Issue costs on issuance of common stock, preferred stock and associated warrants on underwritten offering, net of expenses	—	—	—	—	21	—	—	21
Issue of Series F preferred stock in Securities Purchase Agreement	3,000,000	3	—	—	2,997	—	—	3,000
Series D Preferred stock conversions	(354,738)	—	162,588	—	—	—	—	—
Series E Preferred stock conversions	(1,000,000)	(1)	458,333	1	—	—	—	—
Exercise of Warrants	—	—	98,202	—	(1,100)	—	—	(1,100)
Stock-based compensation	—	—	—	—	7	—	—	7
Preferred stock dividends	—	—	—	—	(41)	—	—	(41)
Loss for the period	—	—	—	—	—	—	(1,318)	(1,318)
Balances at June 30, 2025	3,135,537	$3	1,583,965	$2	$445,405	$—	$(441,779)	$3,631

Balances at December 31, 2025	135,537	$—	5,400,320	$5	$461,287	$(39)	$(454,411)	$6,842

Issue of common stock on warrant exchange agreement	—	—	119,136	—	125	—	—	125
Stock-based compensation	—	—	—	—	1	—	—	1
Preferred stock dividends	—	—	—	—	(20)	—	—	(20)
Translation adjustment	—	—	—	—	—	9	—	9
Loss for the period	—	—	—	—	—	—	(197)	(197)
Balances at March 31, 2026	135,537	$—	5,519,456	$5	$461,393	$(30)	$(454,608)	$6,760

Issue of common stock in Securities Purchase Agreement In Private Placement, net of expenses	—	—	1,103,338	2	792	—	—	794
Stock-based compensation	—	—	—	—	1	—	—	1
Preferred stock dividends	—	—	—	—	(20)	—	—	(20)
Translation adjustment	—	—	—	—	—	30	—	30
Loss for the period	—	—	—	—	—	—	(405)	(405)
Balances at June 30, 2026	135,537	$—	6,622,794	$7	$462,166	$—	$(455,013)	$7,160

The accompanying notes are an integral part of these consolidated financial statements.

Bio Green Med Solution, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Operating activities:
Net loss	$(602)	$(1,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	1
Stock-based compensation	1	1,673
Deconsolidation of subsidiary		4,947
Changes in lease liability	(2)	10
Changes in operating assets and liabilities:
Accounts receivable, net	183	—
Inventory	412	—
Prepaid expenses and other assets	15	1,544
Accounts payable, accrued and other current liabilities	(638)	(11,079)
Net cash used in operating activities	(630)	(4,303)
Investing activities:
Purchase of property, plant and equipment	(1)	—
Net cash used in investing activities	(1)	—
Financing activities:
Proceeds, net of issuance costs, from issuing common stock and pre-funded warrants, net	919	5,567
Payment of preferred stock dividend	(41)	(41)
Net cash provided by financing activities	878	5,526

Effect of exchange rate changes on cash and cash equivalents	38	(85)
Net (decrease) increase in cash and cash equivalents	285	1,138
Cash and cash equivalents, beginning of period	3,505	3,137
Cash and cash equivalents, end of period	$3,790	$4,275
Supplemental cash flow information:

Cash received during the period for:
Interest	$18	$12

Cash paid during the period for:
Interest	—	5

The accompanying notes are an integral part of these consolidated financial statements.

Bio Green Med Solution, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Company Overview

Nature of Operations

Bio Green Med Solution, Inc. (the “Company”) (formerly Cyclacel Pharmaceuticals, Inc.) is a diversified company that was formerly engaged in the biopharmaceutical industry but as of September 2025 has shifted its operations to focus on provision of fire safety protection and distribution activities. Specifically, on September 12, 2025, the Company completed its acquisition of Fitters Sdn. Bhd., a Malaysia-based company specializing in fire protection products and services. Headquartered in Malaysia, the Company is now focused on advancing opportunities across these distinct sectors whilst maintaining its commitment to driving long-term value creation for stockholders. Since that time, substantially all efforts of the Company have been focused on the supply and trading of protective and fire safety equipment providing a wide range of fire safety products, including fire extinguishers, foam systems, fire-resistant doors, personal protective equipment, and fire safety apparel. Our mission is to deliver high-quality, certified safety solutions that enhance protection across commercial, industrial, healthcare, and residential sectors with a focus on trading and distribution to position us as a key player in Malaysia’s fire safety market, with a reputation for reliability and compliance with stringent regulatory standards.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of June 30, 2026, the consolidated statements of operations, comprehensive loss, and stockholders’ equity for the six months ended June 30, 2026, and 2025 and the consolidated statements of cash flows for six months ended June 30, 2026, and 2025, and all related disclosures contained in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2025 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2026. The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of June 30, 2026, and the results of operations, comprehensive loss, and changes in stockholders’ equity for the six months ended June 30, 2026, and cash flows for the six months ended June 30, 2026, have been made. The interim results for six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other reporting period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2025, that are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2026.

The consolidated financial statements of operations, comprehensive loss, and stockholders’ equity for the six months ended June 30, 2026 include Fitters Sdn. Bhd.

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

Based on the Company’s current operating plan, it is anticipated that cash and cash equivalents of $3.8 million as of June 30, 2026, will allow it to meet its liquidity requirements into the first quarter of 2027. The Company’s history of losses, negative cash flows from operations, liquidity resources currently on hand, and its dependence on the ability to obtain additional financing to fund its operations after the current resources are exhausted, about which there can be no certainty, have resulted in the assessment that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issuance date of these financial statements. While the Company has plans in place to mitigate this risk, which primarily consist of raising additional capital through equity financing or by entering into a strategic transaction, there is no guarantee that it will be successful in these mitigation efforts. In the event that we are not able to secure funding, we may be forced to curtail operations, delay or stop ongoing development activities, cease operations altogether, and/or file for bankruptcy.

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

Recently Issued Accounting Pronouncements

The FASB has issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. This standard will require all public entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. ASU 2024-03 will not change the way in which expenses are recognized or measured. However, the Company is currently evaluating the effects of ASU 2024-03 on its financial statement presentation and disclosures.

Fair Value of Financial Instruments

Financial instruments consist of cash equivalents, accounts payable and accrued liabilities. The carrying amounts of cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to the nature of the accounts and their short maturities.

Segments

The Company is managed and operated as one business which is currently focused on the sale and distribution of fire safety materials, equipment and fire prevention systems. The entire business is managed by a single management team that reports to the Chief Executive Officer. Similarly, the Company’s legacy operations within the biotechnology industry was also managed entirely by a single management team that reported into the Chief Executive Officer. The Company has not operated separate lines of business with respect to any of its operations and the Company did not prepare discrete financial information with respect to separate products or product candidates or by location through June 30, 2026. Accordingly, the Company views its current business as one reportable operating segment with operations in one geographic area, namely Malaysia.

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the six months ended June 30, 2026, and 2025 except that upon deconsolidation of the Company’s formerly wholly-owned United Kingdom based subsidiary on January 24, 2025, $0.9 million of accumulated comprehensive income (loss) was reclassified into earnings as part of the gain on deconsolidation, which is presented as a component of discontinued operations in the consolidated statements of operations

Foreign Currency and Currency Translation

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

The Company accounts for lease contracts in accordance with ASC 842. As of June 30, 2026, the Company’s outstanding leases are classified as operating leases.

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

Discontinued Operations

Operating losses for the three and six months ended June 30, 2025 from discontinued operations related wholly to research and development expenditures during the period.

Total operating cash flows for the six months ended June 30, 2025 from discontinued operations amounted to $4.1 million.

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

The following table summarizes total revenue by product for the six months ended June 30, 2026 and 2025 (in thousands):

	Product revenue in $000’s for the six months ended:
Product	June 30, 2026	June 30, 2025

Fire safety equipment	1,044	-
Safety apparel	52	-
Maintenance & Servicing	8	-
Project - supply & installation	10	-
Total Revenue	$1,114	$-

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

Contract assets and contract liabilities are not material to the business. Accounts receivable, before allowance for doubtful debt was $1,614,000 and $1,704,000, as of June 30, 2026 and December 31, 2025, respectively.

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

3. Revenue

The Company recognized $1.1 million of revenue for the six months ended June 30, 2026 and $0 of revenue for the six months ended June 30, 2025, respectively. Revenue relates to product revenues from sales of fire safety equipment and services within the newly acquired Malaysian based subsidiary, Fitters Sdn. Bhd.

4. Net Loss per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the six months ended June 30, 2026 and June 30, 2025, as the result would be anti-dilutive:

	June 30,	June 30,
	2026	2025
Stock options	24,827	25,106
Restricted stock units	-	10
Series A preferred stock	2	2
Series F preferred stock	-	654,000
Common stock warrants	2,992	1,965,178
Total shares excluded from calculation	27,821	2,644,296

5. Inventory

Inventory consisted of the following (in $000s):

	June 30,	December 31,
	2026	2025
Raw materials	238	242
Work in progress	-	134
Finished goods	734	1,008
Total inventory	$972	$1,384

Inventory is recorded at the lower of cost or net realizable value, where cost is measured on a first-in, first-out basis.

6. Accounts receivables

Accounts receivables consisted of the following (in $000s):

	June 30,	December 31,
	2026	2025
Accounts receivables, gross	1,614	1,704
Allowance for doubtful debt	(540)	(447)
Total accounts receivable, net	$1,074	$1,257

Allowance for doubtful debt, which stood at $540,000 as at June 30, 2026 and $447,000 as at December 31, 2025 is determined based on expected credit losses. Losses are provided at the rate of 10% against balances greater than 120-149 days, 25% against balances greater than 150-179 days, 35% against balances greater than 180-364 days, and 50% against balances greater than 365 days.

Movement in provision for doubtful debt
Provision for doubtful debt as of December 31, 2025	(447)
Increase in provision during the six months ended June 30, 2026	(95)
Foreign exchange translation adjustment	2
Provision for doubtful debt as of June 30, 2026	$(540)

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in $000s):

	June 30,	December 31,
	2026	2025
Prepayments	38	6
Other current assets	95	104
	$133	$110

8. Non-Current Assets

The Company had $0.2 million non-current assets as of June 30, 2026 and $0.2 million as of December 31, 2025. The movement of the non-current assets is related to a 1.7 million Malaysian Ringgit (approximately $0.4 million) loan to an unrelated customer. The loan is interest bearing at a rate of 8% per annum, and is recorded as a component of interest income.

9. Accrued and Other Liabilities

Accrued and other current liabilities consisted of the following (in $000s):

	June 30,	December 31,
	2026	2025
Accrued legal and professional fees	$467	$500
Other current liabilities	36	215
	$503	$715

10. Leases

Following the acquisition of Fitters Sub on September 12, 2025, the Company utilizes three facilities in Malaysia, all on short term lease agreements. The Company terminated its lease agreement for its previous headquarters in Berkeley Heights, New Jersey, effective January 31, 2025.

For the six months ended June 30, 2026, and 2025, the Company recognized operating lease expenses of $27,821 and $3,790 respectively. Cash payments made during the six months ended June 30, 2026, and 2025 totaled $27,821 and $3,790, respectively, and were presented within cash outflows from operating activities. The remaining lease term of the Company’s longest lease as of June 30, 2026, is approximately 0.7 years. The discount rate used by the Company in determining the lease liability was 12%.

Remaining lease payments for the facilities are as follows (in $000s):

2026	6
2027	2
Thereafter	-
Total future minimum lease obligation	$8

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the six months ended June 30, 2026 and 2025 as shown in the following table (in $000s):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
General and administrative	$1	$2	$1	$1,595
Research and development	-	$5	-	78
Stock-based compensation costs	$1	$7	$1	$1,673

There were no stock options or restricted stock units granted during the six months ended June 30, 2026. During the six months ended June 30, 2025, a total of 24,812 stock options and 0 restricted stock units were granted.

12. Stockholders’ Equity

Common Stock Equity Offerings

On June 10, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain foreign accredited investors (the “Investors”), pursuant to which the Investors agreed to purchase from the Company an aggregate of 1,103,338 shares of Common Stock, par value $0.001 (the “Shares”) of the Company at a purchase price of $0.72 per share for aggregate gross proceeds of $794,403, subject to the terms and conditions of the Purchase Agreement.

Concurrently with the entry into the Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors for the registration for resale of the Shares pursuant to a registration statement (the “Registration Statement”) to be filed with the Securities and Exchange Commission (the “SEC”). Following the effectiveness of the resale Registration Statement, the Company is obligated to keep Registration Statement continuously effective from the date on which the SEC declares the Registration Statement effective until such date that all Registrable Securities (as such term is defined in the Registration Rights Agreement) covered by such Registration Statement have been sold pursuant to a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), or under Rule 144 as promulgated by the SEC under the Securities Act, or otherwise shall have ceased to be Registrable Securities. The Company will be responsible for the registration expenses incurred in connection with the registration statement.

Convertible Preferred Stock Equity Offerings

Series E Preferred Stock

A total of 1,000,000 shares of the Company’s Series E Preferred Stock were issued pursuant to a March 2025 Securities Purchase Agreement with certain accredited investors (the “Investors”). The Company received proceeds of $1.0 million, net of issuance costs. All of the Series E preferred shares were converted into 458,333 shares of Common Stock and as of June 30, 2026, there were no remaining shares of the Series E Preferred Stock outstanding.

Series C and Series D Preferred Stock

A total of 1,000,000 shares of the Company’s Series C Preferred Stock and 2,100,000 shares of the Company’s Series D Preferred Stock were issued pursuant to a January 2025 Securities Purchase Agreement with David E. Lazar, pursuant to which he agreed to purchase from the Company 1,000,000 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and 2,100,000 shares of Series D Convertible Preferred Stock (the “Series D Preferred Stock” and, together with the Series C Preferred Stock, the “Preferred Stock”) of the Company at a purchase price of $1.0 per share for aggregate gross proceeds of $3.1 million, subject to the terms and conditions of the January 2025 Securities Purchase Agreement. The proceeds of the transaction were used to repay and settle outstanding liabilities of the Company and for other general corporate and operating purposes.

Each share of Series C Preferred Stock was convertible into 0.011042 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), and each share of Series D Preferred Stock was convertible into 0.4583 shares of Common Stock. On February 24, 2025, all of the Series C preferred shares were converted in conjunction with the March 2025 Securities Purchase Agreement. As of June 30, 2026, there were no remaining shares of the Series C Preferred Stock outstanding.

All Series D preferred shares were converted in conjunction with the Purchase Agreement and as of June 30, 2026, there were no remaining shares of the Series D Preferred Stock outstanding.

Warrants

April 2024 Warrants

As of June 30, 2026, warrants to purchase a total of 1,242 shares of common stock issued pursuant to a securities purchase agreement in an April 2024 financing transaction (the “April 2024 Securities Purchase Agreement”) remained outstanding. A total of 62,750 warrants were issued pursuant to the April 2024 Securities Purchase Agreement. This consisted of i) pre-funded warrants to purchase 20,100 of common stock, exercisable immediately from the date of issuance, and with no expiry date, at an exercise price of $0.24 per warrant share, ii) series A warrants to purchase up to 20,704 shares of common stock, exercisable immediately from the date of issuance for a period of five and a half (5.5) years after the date of issuance, at an exercise price of $326.40 per warrant share, iii) series B warrants to purchase up to 20,704 shares of common stock, exercisable immediately from the date of issuance for a period of eighteen months after the date of issuance, at an exercise price of $326.40 per warrant share. The 1,242 Placement Agent Warrants issued pursuant to the Engagement Letter with the placement agent, are exercisable immediately from the date of issuance for a period of five and a half (5.5) years after the date of issuance, at an exercise price of $124.512 per warrant share.

There were no exercises of these warrants during the six months ended June 30, 2026 or June 30, 2025.

December 2023 Warrants

As of June 30, 2026, warrants to purchase a total of 1,750 shares of common stock issued pursuant to a securities purchase agreement in a December 2023 financing transaction remained outstanding. A total of 1,651 warrants, including 33 warrants issued in a concurrent private placement, are exercisable for a period of seven years after the date of issuance, at an exercise price of $765.60 per warrant share. A further 99 warrants issued in a concurrent placement agency agreement, are exercisable for a period of five years after the date of issuance, at an exercise price of $994.50 per warrant share.

There were no exercises of these warrants during the six months ended June 30, 2026 or June 30, 2025.

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

As of June 30, 2026 and December 31, 2025, 264 shares of the Series A Preferred Stock remain issued and outstanding. The 264 shares of Series A Preferred Stock issued and outstanding at June 30, 2026, are convertible into 2 shares of common stock.

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

6% Convertible Exchangeable Preferred Stock

As of June 30, 2026, there were 135,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (the “6% Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the 6% Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the 6% Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. The 6% Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends. As of June 30, 2026, there were no accrued and unpaid dividends.

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

13. Subsequent Events

Dividends on 6% Preferred Stock

On July 1, 2026, the board of directors of the Company declared a quarterly cash dividend of $0.15 per share on the Company’s 6% Convertible Exchangeable Preferred Stock scheduled for August 1, 2026. The cash dividend was paid on August 1, 2026, to Preferred Stock stockholders of record as of the close of business on July 23, 2026. The Board of Directors will continue to evaluate the payment of a quarterly cash dividend on a quarterly basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including, without limitation, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend that the forward-looking statements be covered by the safe harbor for forward-looking statements in the Exchange Act. The forward-looking information is based on various factors and was derived using numerous assumptions. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions.

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

Overview

We are a diversified company that was formerly engaged in the biopharmaceutical industry but as of September 2025 has shifted our operations to focus on provision of fire safety protection and distribution activities. Specifically, on September 12, 2025, we completed our acquisition of Fitters Sdn. Bhd., a Malaysia-based group specializing in fire protection products and services. Headquartered in Malaysia, we are now focused on advancing opportunities across these distinct sectors whilst maintaining our commitment to driving long-term value creation for our stockholders. From the time of acquisition, substantially all of our efforts of the Company have been focused on the supply and trading of protective and fire safety equipment providing a wide range of fire safety products, including fire extinguishers, foam systems, fire-resistant doors, personal protective equipment, and fire safety apparel. Our mission is to deliver high-quality, certified safety solutions that enhance protection across commercial, industrial, healthcare, and residential sectors with a focus on trading and distribution to position us as a key player in Malaysia’s fire safety market, with a reputation for reliability and compliance with stringent regulatory standards.

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

Going Concern

For the six months ended June 30, 2026, we used net cash of $0.6 million to fund our operating activities. We have cash and cash equivalents of $3.8 million as of June 30, 2026, which will allow us to meet our liquidity requirements into the first quarter of 2027. However, there remains substantial doubt about our ability to continue as a going concern. We are currently investigating ways to raise additional capital through private equity financing or by entering into a strategic transaction. In the event that we are not able to secure funding, we may be forced to curtail operations, delay or stop ongoing development activities, cease operations altogether, and/or file for bankruptcy.

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

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of the six months ended June 30, 2026 and June 30, 2025 (in $000s):

	June 30,
	2026	2025
Cash and cash equivalents	$3,790	$4,275
Working capital:
Current assets	$5,969	$4,383
Current liabilities	(692)	(760)
Total working capital	$5,277	$3,623

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments and licensing revenue. We have incurred significant losses since our inception. As of June 30, 2026, we had an accumulated deficit of $455.0 million.

Cash Flows

Cash from operating, investing and financing activities for the six months ended June 30, 2026 and June 30, 2025 is summarized as follows (in $000s):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(630)	$(4,303)
Net cash used in investing activities	(1)	—
Net cash (used) provided by financing activities	878	5,526

Operating activities

Net cash used in operating activities decreased by $3.6 million, from $4.3 million for the six months ended June 30, 2025 to $0.6 million for the six months ended June 30, 2026. The decrease in cash used by operating activities was primarily due to changes in working capital of $4.6 million following the acquisition of Fitters Sdn. Bhd. in September 2025 and offset by lower year-over-year stock compensation expense of $1.6 million and lower year-over-year net losses of $0.8 million.

Investing activities

Net cash used by investing activities was $1,000 for the six months ended June 30, 2026 and $0 for the six months ended June 30, 2025. Capital expenditure for the six months ended June 30, 2026 was related to computer equipment.

Financing activities

Net cash used by financing activities was $0.9 million for the six months ended June 30, 2026 as a direct result of receiving $0.8 million, net of expenses, from the issuance of a Securities Purchase Agreement in a private placement, and the adjustment to issuance costs of $0.1 million under a warrant exchange agreement, as amended and offset by a dividend payment of approximately $40,580 to the holders of our 6% Preferred Stock.

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

Results of Operations

Six Months Ended June 30, 2026 and 2025

Revenues

We recognized $0.3 million of revenue for the three months ended June 30, 2026 and $1.1 million of revenue for the six months ended June 30, 2026, respectively. Revenue recognized in the current periods relate to product revenues from sales of fire safety equipment and services within our wholly-owned Malaysian-based subsidiary, Fitters Sdn. Bhd. which was acquired in September 2025.

	Three Months Ended				Six Months Ended
	June 30,		Difference		June 30,		Difference
	2026	2025	$	%	2026	2025	$	%
Product sales – fire safety	$336	$-	$336	100	$1,114	$-	$1,114	100
Total revenue	$336	$-	$336	100	$1,114	$-	$1,114	100

We expect our revenues in fire safety in general to grow modestly in the near term, but expect more elevated growth in revenues for fire safety equipment in future years, to service the rapid expansion of data centers in Southern Malaysia.

Cost of sales

We recognized $0.3 million cost of sales for the three months ended June 30, 2026 and $0.9 million for the six months ended June 30, 2026. This cost of sales is related to product revenue generated by Fitters Sdn. Bhd.

	Three Months Ended				Six Months Ended
	June 30,		Difference		June 30,		Difference
	2026	2025	$	%	2026	2025	$	%
Cost of sales	$257	$-	$257	100	$892	$-	$892	100
Total cost of sales	$257	$-	$257	100	$892	$-	$892	100

Total cost of sales represented 50% and 0% of our operating expenses for the six months ended June 30, 2026 and 2025, respectively. Our gross margins for the six months ended June 30, 2026 approximate to 20% of gross revenues. We do not expect the product mix or margins to change significantly in the near term. We are, however, susceptible to potential increased costs brought about by geo-political events such as adverse movements in world oil prices.

General and Administrative Expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the six months ended June 30, 2026 and 2025 (in $000s except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Difference		June 30,		Difference
	2026	2025	$	%	2026	2025	$	%
General and administrative expenses	$497	$1,249	$(752)	(60)	$886	$5,463	$(4,577)	(84)
Total general and administrative expenses	$497	$1,249	$(752)	(60)	$886	$5,463	$(4,577)	(84)

Total general and administrative expenses represented 50% and 100% of our operating expenses for the six months ended June 30, 2026 and 2025, respectively.

General and administrative expenses decreased by approximately $4.6 million from $5.5 million for the six months ended June 30, 2025 to $0.9 million for the six months ended June 30, 2026, due to several one-time costs associated with the two changes of control of the Company; primarily stock compensation expense of $1.6 million, D&O insurance costs of $0.9 million, compensation expense of $1.3 million, legal and professional costs of $0.8 million.

The future

We expect general and administrative expenditures for the year ended December 31, 2026 to be significantly lower than our expenditures for the year ended December 31, 2025, due to the various non-recurring one-time costs associated with the two changes of control of the Company during the prior year.

Other (expense) income, net

The following table summarizes other (expense) income, net for the six months ended June 30, 2026 and 2025 (in $000 except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Difference		June 30,		Difference
	2026	2025	$	%	2026	2025	$	%
Foreign exchange gains (losses)	$(18)	$(3)	$(15)	(500)	$21	$(11)	32	$(291)
Interest income	9	2	7	350	18	8	10	125
Other income, net	31	$2	29	1,450	62	12	50	417
Total other income, net	$22	$1	$21	2,100	$101	$9	$92	1,022

Total other income increased by $0.1 million from $9,000 for the six months ended June 30, 2025 to $101,000 for the six months ended June 30, 2026.

Foreign exchange gains (losses)

Foreign exchange losses increased by $32,000, from a loss of $11,000 for the six months ended June 30, 2025, to a gain of $21,000 for the six months ended June 30, 2026.

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

Income Tax Charge

Provision for income taxes is estimated and recorded as part of the consolidated statements of operations. Due to our history of losses, we set 100% allowances for all deferred income tax. Accordingly, we reported approximately $39,000 income tax provision for the six months ended June 30, 2026, and approximately $2,000 income tax provision during the six months ended June 30, 2025.

The following table summarizes total income tax provision for the six months ended June 30, 2026 and 2025 (in $000s except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Difference		June 30,		Difference
	2026	2025	$	%	2026	2025	$	%
Income tax provision	$(9)	$(2)	$(7)	350	$(39)	$(2)	$(37)	1,850
Total income tax provision	$(9)	$(2)	$(7)	350	$(39)	$(2)	$(37)	1,850

Discontinued Operations

Following the liquidation of our former subsidiary Cyclacel Limited in January 2025 and the subsequent sale of our remaining research and development asset Plogosertib in October 2025, we no longer undertake any research and development related operations.

The following table provides information with respect to our research and development expenditures, now discontinued operations, for the six months ended June 30, 2026 and June 30, 2025 (in $000s except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Difference		June 30,		Difference
	2026	2025	$	%	2026	2025	$	%
Transcriptional regulation (fadraciblib)	$-	$-	$-	-	$-	$(389)	389	$(100)
Anti0mitotic (plogosertib)	-	(63)	63	(100)	-	(423)	423	(100)
Other research and development expenses	-	$(5)	5	(100)	-	(78)	78	(100)
Total research and development expenses	$-	$(68)	$68	(100)	$-	$(890)	$890	(100)

The following table provides information with respect to net other income from discontinued operations, for the six months ended June 30, 2026 and June 30, 2025 (in $000s except percentages):

	Three Months Ended				Six Months Ended
	June 30,		Difference		June 30,		Difference
	2026	2025	$	%	2026	2025	$	%
Gain on deconsolidation of subsidiary	$-	$-	$-	-	$-	$4,947	$(4,947)	(100)
Total other income, net from discontinued operations	$-	$-	$-	-	$-	$4,947	$(4,947)	(100)

The liquidation of our formerly wholly owned subsidiary and the subsequent deconsolidation thereof in January 2025 resulted in a $4.9 million gain on deconsolidation during the prior year.

Critical Accounting Policies and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies during the six months ended June 30, 2026.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide information in response to this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of June 30, 2026, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Following the acquisition of Fitters Sdn. Bhd. on September 12, 2025, there have been some changes in internal control over financial reporting. However, these changes have not materially affected our internal controls over financial reporting for the quarter ended June 30, 2026. As we progress with our integration of Fitters, we will continue to evaluate our internal controls processes to ascertain if any changes have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings

On or about May 13, 2026, David Lazar (“Lazar”), a self-described activist investor and former interim CEO of Cyclacel Pharmaceuticals, Inc., brought an action in the Supreme Court of the State of New York, New York County, against Datuk Dr. Doris Wong Sing Ee, the current CEO and Executive Director of Bio Green Med Solution, Inc., f/k/a Cyclacel Pharmaceuticals, Inc. (the “Company”), Kiu Cu Seng, Kwang Fock Chong, Inigo Angel Laurduraj, and Dr. Satis Waran Nair Krishnan, all of whom are members of the Board of Directors of the Company, titled David Lazar v. Datuk Dr. Doris Wong Sing Ee, Kiu Cu Seng, Kwang Fock Chong, Inigo Angel Laurduraj, and Dr. Satis Waran Nair Krishnan, Index No. 652797/2026 (the “2026 Action”). The Company is not a party to the 2026 Action. The 2026 Action alleges two causes of action for breach of fiduciary duty and seeks damages in the total amount of approximately $12 million. All defendants have moved to dismiss the 2026 Action, which motion is currently sub judice. The Company believes the 2026 Action is without merit. All defendants in the 2026 Action are covered under the Company’s directors’ and officers’ liability insurance policy.

On or about September 2, 2025, Lazar brought a separate action in the Supreme Court of the State of New York, New York County, against Datuk Dr. Doris Wong Sing Ee, titled David Lazar v. Datuk Dr. Doris Wong Sing Ee, Index No. 655184/2025 (the “2025 Action”). The Company is not a party to the 2025 Action. The complaint alleged four causes of action: breach of contract, breach of implied covenant of good faith and fair dealing, conversion, and unjust enrichment, and seeks damages in the total amount of $629,501.36. The defendant brought a motion to dismiss, pursuant to which the Court dismissed all causes of action except the first cause of action for breach of contract. The defendant is currently appealing the denial of the motion to dismiss that cause of action. The 2025 Action is in the early stages of discovery. The Company believes the 2025 Action is without merit. Wong is covered under the Company’s directors’ and officers’ liability insurance policy.

The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its financial condition, results of operations, or cash flows; however, litigation is inherently uncertain and there can be no assurance that these matters will be resolved favorably. No amounts have been accrued for these matters as of the date of this filing, as the Company has determined that a loss is not probable.

Item 1A. Risk Factors

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025. For a further discussion of our Risk Factors, refer to Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 10, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain foreign accredited investors (the “Investors”), pursuant to which the Investors agreed to purchase from the Company an aggregate of 1,103,338 shares of Common Stock, par value $0.001 (the “Shares”) of the Company at a purchase price of $0.72 per share for aggregate gross proceeds of $794,403, subject to the terms and conditions of the Purchase Agreement.

Concurrently with the entry into the Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors for the registration for resale of the Shares pursuant to a registration statement (the “Registration Statement”) to be filed with the Securities and Exchange Commission (the “SEC”). Following the effectiveness of the resale Registration Statement, the Company is obligated to keep Registration Statement continuously effective from the date on which the SEC declares the Registration Statement effective until such date that all Registrable Securities (as such term is defined in the Registration Rights Agreement) covered by such Registration Statement have been sold pursuant to a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), or under Rule 144 as promulgated by the SEC under the Securities Act, or otherwise shall have ceased to be Registrable Securities.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number		Description
31.1*		Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		The following materials from Bio Green Med Solution, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.
104		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

	*	Filed herewith.
	#	Management contract or compensatory plans or agreements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

BIO GREEN MED SOLUTION, INC.

Date: August 14, 2026	By:	/s/ Datuk Dr. Doris Wong
Datuk Dr. Doris Wong
Chief Executive Officer and Executive Director

