Form 10-Q
period 2026-09-30
Bio Green Med Solution, Inc.
filed 2026-11-12
CIK 1130166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 11, 2026, there were 6,622,794 shares of the registrant’s common stock outstanding.

Bio Green Med Solution, Inc.

Recent Developments

On June 4, 2026, Bio Green Med Solution, Inc., a Delaware corporation (“BGMS” or the “Company”), Future NRG Sdn. Bhd., a Malaysia private limited company (“FNRG”) and each of the shareholders of FNRG (the “Selling Shareholders”), entered into a Business Combination Agreement (the “BCA”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the BCA, the Selling Shareholders will voluntarily exchange all of their ordinary shares in FNRG for shares of common stock, par value $0.001 of the Company (the “Exchange Shares”), resulting in FNRG becoming a wholly owned subsidiary of the Company (the “Exchange”).

Subject to the terms and conditions of the BCA, at the closing of the Exchange, each then-outstanding ordinary share of FNRG will be converted into the right to receive a number of Exchange Shares calculated in accordance with the BCA. Under the exchange ratio formula in the BCA, upon the closing of the Exchange, on a pro forma basis and based upon the number of Exchange Shares to be issued in the Exchange, the Selling Shareholders will own approximately more than 99% of the combined company and pre-Exchange Company stockholders will own approximately less than 1% of the combined company.

The BCA contains certain termination rights of each of the Company and FNRG. In the event the Exchange is not closed by December 31, 2026, either party may terminate the BCA and the transactions contemplated thereunder.

Upon consummation of the Exchange, the Board is expected to consist of five members, four of whom will be designated by the Company and will include all of the current members except for Mr. Kiu Cu Seng. One Board member, Mr. Pun Kah Weng, will be designated by FNRG.

On June 10, 2026, the Company entered into a Securities Purchase Agreement with certain foreign accredited investors, pursuant to which the investors agreed to purchase from the Company an aggregate of 1,103,338 shares of Common Stock, par value $0.001 of the Company at a purchase price of $0.72 per share for aggregate gross proceeds of $794,403, subject to the terms and conditions of the agreement.

In December 2024, the Company announced that it was in the process of exploring and reviewing strategic alternatives on an expedited basis in order to preserve the Company’s cash, including a potential transaction with investor, David E. Lazar of Activist Investing, LLC (“Lazar”). The Company’s Board of Directors (the “Board”) reviewed a range of appropriate strategies to realize value from its assets. The Board directed management to reduce operating costs, which included the liquidation of the Company’s wholly-owned United Kingdom subsidiary, Cyclacel Limited (“Subsidiary”), while such alternatives were being explored. On January 2, 2025, the Company entered into a securities purchase agreement with Lazar, pursuant to which he agreed to purchase from the Company, 1,000,000 shares of Series C Convertible Preferred Stock and 2,100,000 shares of Series D Convertible Preferred Stock of Cyclacel at a purchase price of $1.00 per share for aggregate gross proceeds of $3.1 million, subject to the terms and conditions of the securities purchase agreement (together, the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock are the “Securities”). The proceeds of the transaction were used to settle outstanding liabilities of the Company and other general corporate and operating purposes.

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

The Securities were convertible into shares of the common stock, par value $0.001 per share (the “Common Stock”) of the Company at the election of the Purchaser as follows: (i) the 1,000,000 shares of the Series C were convertible into 11,041 shares of Common Stock, and (ii) 1,745,262 of the Series D were convertible into 799,911 shares of Common Stock. On the Closing Date, the Purchaser exercised the conversion rights related to the Series C and Series D shares into Common Stock in full resulting in the Purchaser owning 810,952 shares of Common Stock.

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

On March 10, 2025, the Company repurchased certain assets related to Plogo from Cyclacel Limited with the approval of the joint liquidator in exchange for approximately $0.3 million in cash. On October 6, 2025, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Tethra Biosciences Inc., a Delaware corporation (the “Buyer”). Under the terms of the Asset Purchase Agreement, the Company agreed to sell, and the Buyer agreed to purchase, certain assets, including all patent rights of the Company related to Plogo for a purchase price of $300,000, plus a further potential Milestone payment (as defined in the Asset Purchase Agreement) of $170,000. The Company has no plans at this time to repurchase any rights to or assets of the Fadraciclib program, Cyclacel Limited’s other drug development program.

On May 6, 2025, and as amended on July 7, 2025, the Company entered into an Exchange Agreement (collectively, the “Exchange Agreement”) with FITTERS Diversified Berhad (9318.KL; “FITTERS”), an investment holding company engaged, through its subsidiaries, in the business of the sale of fire safety materials, equipment and fire prevention systems, “Waste-To-Resource” services and real estate development and construction. Pursuant to the Exchange Agreement, all of the ordinary shares owned by FITTERS of its wholly-owned subsidiary, Fitters Sdn. Bhd., a Malaysia-based private limited company (“Fitters Sub”) were to be exchanged for common stock, par value $0.001, of the Company (the “Purchaser Stock”), and Fitters Sub would continue as a wholly-owned subsidiary of the Company (the “Transaction”). As part of the Transaction, BGMS would issue an amount of Purchaser Stock equal to 19.99%, or 699,158, of its common shares. Following the closing of the Transaction on September 12, 2025, the Company’s common shares continued to be listed on the Nasdaq Capital Market under a new ticker symbol (BGMS) and Cyclacel Pharmaceuticals Inc. was renamed Bio Green Med Solution, Inc.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bio Green Med Solution, Inc.

CONSOLIDATED BALANCE SHEETS

(In $000s, except share, per share, and liquidation preference amounts)

(Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$3,454	$3,505
Accounts receivable (net of allowances of $597,000 and $447,000 respectively)	974	1,257
Inventory	991	1,384
Prepaid expenses and other current assets	158	110
Total current assets	5,577	6,256
Property and equipment, net	134	137
Right-of-use lease asset	5	12
Goodwill	1,570	1,570
Non-current assets	192	210
Total assets	$7,478	$8,185
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$181	$617
Accrued and other current liabilities	634	715
Total current liabilities	815	1,332
Lease liability	—	2
Other liabilities	2	9
Total liabilities	817	1,343

Stockholders’ equity (deficit):
6% Convertible Exchangeable preferred stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2026 and December 31, 2025; 135,273 shares issued and outstanding at September 30, 2026 and December 31, 2025. Aggregate preference in liquidation of $1,717,967 as of September 30, 2026, and December 31, 2025	—	—
Series A convertible preferred stock, $0.001 par value; 264 shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized at September 30, 2026 and December 31, 2025; 6,622,794 shares issued and outstanding at September 30, 2026 and 5,400,320 shares issued and outstanding at December 31, 2025	7	5
Additional paid-in capital	462,146	461,287
Accumulated other comprehensive loss	(30)	(39)
Accumulated deficit	(455,462)	(454,411)
Total stockholders’ equity (deficit)	6,661	6,842
Total liabilities and stockholders’ equity (deficit)	$7,478	$8,185

The accompanying notes are an integral part of these consolidated financial statements.

Bio Green Med Solution, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In $000s, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Product revenue - fire safety	$454	$81	$1,567	$81
Revenues	$454	$81	$1,567	$81

Operating expenses:
Cost of sales	339	64	1,230	64
General and administrative	635	1,004	1,521	6,467
Total operating expenses	974	1,068	2,751	6,531
Operating loss	(520)	(987)	(1,184)	(6,450)
Other expense:
Foreign exchange gains (losses)	(3)	(14)	18	(25)
Interest income	44	9	62	17
Other income, net	33	9	95	21
Total other income, net	74	4	175	13
Loss from continuing operations before taxes	(446)	(983)	(1,009)	(6,437)
Income tax provision	(3)	—	(42)	(2)
Net loss from continuing operations	(449)	(983)	(1,051)	(6,439)
Discontinued operations:
Operating losses from discontinued operations	—	(5)	—	(895)
Gain on deconsolidation of subsidiary	—	—	—	4,947
Net income (loss) from discontinued operations	$—	$(5)	—	4,052
Net loss	(449)	(988)	(1,051)	(2,387)
Dividend on convertible exchangeable preferred shares	(20)	(21)	(61)	(41)
Deemed dividend on warrant exchange	—	(1,494)	—	(1,494)
Net loss applicable to common shareholders	$(469)	$(2,503)	$(1,112)	$(3,922)
Basic and diluted earnings per common share:
Net loss per share – continuing operations - basic and diluted (common shareholders)	$(0.07)	$(1.31)	$(0.19)	$(5.82)
Net loss per share, discontinued operations – basic and diluted (common shareholders)	$(0.00)	$(0.00)	$(0.00)	$2.96
Net loss per share – basic and diluted (common shareholders)	$(0.07)	$(1.31)	$(0.19)	$(2.86)

Weighted average common shares outstanding	6,622,794	1,912,495	5,923,743	1,368,954

The accompanying notes are an integral part of these consolidated financial statements.

Bio Green Med Solution, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In $000s)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss	$(449)	$(988)	(1,051)	(2,387)
Translation adjustment	(30)	—	9	3,271
Unrealized foreign exchange gain (loss) on intercompany loans	—	—	—	(2,380)
Comprehensive loss	$(479)	$(988)	(1,042)	(1,496)

The accompanying notes are an integral part of these consolidated financial statements.

Bio Green Med Solution, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In $000s, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balances at December 31, 2024	135,537	$—	36,913	$—	$438,211	$(891)	$(439,494)	$(2,174)
Costs on issuance of common stock, preferred stock and associated warrants on underwritten offering, net of expenses	—	—	—	—	(248)	—	—	(248)
Exercise of Pre-Funded Warrants	—	—	15,277	—	—	—	—	—
Issue of common stock on Securities Purchase Agreement	—	—	758	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,666	—	—	1,666
Issue of Series C preferred stock in Securities Purchase Agreement	1,000,000	1	—	—	999	—	—	1,000
Series C Preferred stock conversions	(1,000,000)	(1)	11,042	—	1	—	—	—
Issue of Series D preferred stock in Securities Purchase Agreement	2,100,000	2	—	—	1,892	—	—	1,894
Series D Preferred stock conversions	(1,745,262)	(2)	799,912	1	1	—	—	—
Issue of Series E preferred stock in Securities Purchase Agreement	1,000,000	1	—	—	999	—	—	1,000
Unrealized foreign exchange on intercompany loans	—	—	—	—	—	(2,380)	—	(2,380)
Translation adjustment	—	—	—	—	—	2,385	—	2,385
Deconsolidation of wholly-owned foreign operation	—	—	—	—	—	886	(886)	—
Loss for the period	—	—	—	—	—	—	(81)	(81)
Balances at March 31, 2025	1,490,275	$1	863,902	$1	$443,521	$—	$(440,461)	$3,062

Issue of common stock and pre-funded warrants in Securities Purchase Agreement In Private Placement, net of expenses	—	—	940	—	—	—	—	—
Adjustment to costs on issuance of common stock, preferred stock and associated warrants on underwritten offering, net of expenses	—	—	—	—	21	—	—	21
Issue of Series F preferred stock in Securities Purchase Agreement	3,000,000	3	—	—	2,997	—	—	3,000
Series D Preferred stock conversions	(354,738)	—	162,588	—	—	—	—	—
Series E Preferred stock conversions	(1,000,000)	(1)	458,333	1	—	—	—	—
Exercise of Warrants	—	—	98,202	—	(1,100)	—	—	(1,100)
Stock-based compensation	—	—	—	—	7	—	—	7
Preferred stock dividends	—	—	—	—	(41)	—	—	(41)
Loss for the period	—	—	—	—	—	—	(1,318)	(1,318)
Balances at June 30, 2025	3,135,537	$3	1,583,965	$2	$445,405	$—	$(441,779)	$3,631

Issue of common stock on share exchange agreement to purchase Fitters Sdn. Bhd	—	—	699,158	1	4,449	—	—	4,450
Series F Preferred stock conversions	(3,000,000)	(3)	654,000		—	—	—	(3)
Warrant exchange	—	—	559,395	—	1,494	—	(1,494)	—
Stock split adjustment for fractional shares	—	—	1,019	—	—	—	—	—
Stock-based compensation	—	—	—	—	6	—	—	6
Loss for the period	—	—	—	—	—	—	(988)	(988)
Balances at September 30, 2025	135,537	$—	3,497,537	$3	$451,354	$—	$(444,261)	$7,096

Balances at December 31, 2025	135,537	$—	5,400,320	$5	$461,287	$(39)	$(454,411)	$6,842

Issue of common stock on warrant exchange agreement	—	—	119,136	—	125	—	—	125
Stock-based compensation	—	—	—	—	1	—	—	1
Preferred stock dividends	—	—	—	—	(20)	—	—	(20)
Translation adjustment	—	—	—	—	—	9	—	9
Loss for the period	—	—	—	—	—	—	(197)	(197)
Balances at March 31, 2026	135,537	$—	5,519,456	$5	$461,393	$(30)	$(454,608)	$6,760

Issue of common stock in Securities Purchase Agreement In Private Placement, net of expenses	—	—	1,103,338	2	792	—	—	794
Stock-based compensation	—	—	—	—	1	—	—	1
Preferred stock dividends	—	—	—	—	(20)	—	—	(20)
Translation adjustment	—	—	—	—	—	30	—	30
Loss for the period	—	—	—	—	—	—	(405)	(405)
Balances at June 30, 2026	135,537	$—	6,622,794	$7	$462,166	$—	$(455,013)	$7,160

Preferred stock dividends	—	—	—	—	(20)	—	—	(20)
Translation adjustment	—	—	—	—	—	(30)	—	(30)
Loss for the period	—	—	—	—	—	—	(449)	(449)
Balances at September 30, 2026	135,537	$—	6,622,794	$7	$462,146	$(30)	$(455,462)	$6,661

The accompanying notes are an integral part of these consolidated financial statements.

Bio Green Med Solution, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In $000s)

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Operating activities:
Net loss	$(1,051)	$(2,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	1
Stock-based compensation	1	1,679
Gain on deconsolidation of subsidiary	—	4,947
Changes in lease liability	(2)	5
Changes in operating assets and liabilities:
Accounts receivable, net	283	(725)
Inventory	393	(1,368)
Prepaid expenses and other assets	(27)	1,855
Accounts payable, accrued and other current liabilities	(515)	(8,744)
Net cash used in operating activities	(917)	(4,737)
Investing activities:
Purchase of property, plant and equipment	(1)	—
Net cash used in investing activities	(1)	—
Financing activities:
Proceeds, net of issuance costs, from issuing common stock and pre-funded warrants, net	919	5,564
Payment of preferred stock dividend	(61)	(41)
Net cash provided by financing activities	858	5,523

Effect of exchange rate changes on cash and cash equivalents	9	(85)
Net (decrease) increase in cash and cash equivalents	(51)	701
Cash and cash equivalents, beginning of period	3,505	3,137
Cash and cash equivalents, end of period	$3,454	$3,838
Supplemental cash flow information:
Non cash financing activities:
Issuance of shares in acquisition of Fitters Sdn. Bhd.	$—	$4,450
Warrant Exchange	$—	$4,212

Cash received during the period for:
Interest	$63	$22

Cash paid during the period for:
Interest	—	6

The accompanying notes are an integral part of these consolidated financial statements.

Bio Green Med Solution, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Company Overview

Nature of Operations

Bio Green Med Solution, Inc. (the “Company”) (formerly Cyclacel Pharmaceuticals, Inc.) is a diversified company that was formerly engaged in the biopharmaceutical industry but as of September 2025 has shifted its operations to focus on provision of fire safety protection and distribution activities. Specifically, on September 12, 2025, the Company completed its acquisition of Fitters Sdn. Bhd., a Malaysia-based company specializing in fire protection products and services. Since that time, substantially all efforts of the Company have been focused on the supply and trading of protective and fire safety equipment providing a wide range of fire safety products, including fire extinguishers, foam systems, fire-resistant doors, personal protective equipment, and fire safety apparel. The Company’s mission is to deliver high-quality, certified safety solutions that enhance protection across commercial, industrial, healthcare, and residential sectors with a focus on trading and distribution to position us as a key player in Malaysia’s fire safety market, with a reputation for reliability and compliance with stringent regulatory standards.

On January 24, 2025, the Company’s previously wholly-owned United Kingdom subsidiary, Cyclacel Limited, entered into a creditors voluntary liquidation. Upon the commencement of the liquidation of Cyclacel Limited, the Company lost operational and strategic control over Cyclacel Limited and the financial results of Cyclacel Limited have been deconsolidated from the Company as of January 24, 2025. The deconsolidation of the subsidiary resulted in a gain on deconsolidation of approximately $5.0 million shown as a component of gain from discontinued operations within the income statement.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of September 30, 2026, the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026, and 2025, and the consolidated statements of stockholders’ equity and cash flows for nine months ended September 30, 2026, and 2025, and all related disclosures contained in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2025 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2026. The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for a complete set of financial statements.

In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the consolidated balance sheet as of September 30, 2026, the results of operations and comprehensive loss for the three and nine months ended September 30, 2026, and changes in stockholders’ equity and cash flows for the nine months ended September 30, 2026, have been made. The interim results for nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other reporting period. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2025, that are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2026.

The consolidated financial statements of operations, comprehensive loss, and stockholders’ equity for the nine months ended September 30, 2026 include Fitters Sdn. Bhd. In 2025, the results of Fitters Sdn. Bhd are only reflected from the September 12, 2025 date of acquisition.

Reverse Stock Splits

On May 12, 2025, the Company completed a one-for-sixteen reverse stock split, which reduced the number of shares of the Company’s common stock that were issued and outstanding immediately prior to the effectiveness of the reverse stock split. On July 7, 2025, the Company completed a one-for-fifteen reverse stock split, which reduced the number of shares of the Company’s common stock that were issued and outstanding immediately prior to the effectiveness of the reverse stock split. The number of shares of the Company’s authorized common stock was not affected by the reverse stock splits and the par value of the Company’s common stock remained unchanged at $0.001 per share. In addition, the number of shares or other equity instruments issuable under the Company’s equity incentive plans were not adjusted in connection with the May or July 2025 reverse stock splits. No fractional shares were issued in connection with the reverse stock splits. Stockholders who otherwise held fractional shares of the Company’s common stock as a result of the reverse stock split received a cash payment in lieu of such fractional shares. All amounts related to number of shares and per share amounts have been retrospectively restated in these consolidated financial statements.

Going Concern

Pursuant to the requirements of Accounting Standards Codification (ASC) 205-40, Presentation of Financial Statements-Going Concern, management is required at each reporting period to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effects of its plans sufficiently alleviate the substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern for one year after the date that these financial statements are issued.

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

Based on the Company’s current operating plan, it is anticipated that cash and cash equivalents of $3.5 million as of September 30, 2026, will allow it to meet its liquidity requirements into the second quarter of 2027. The Company’s history of losses, negative cash flows from operations, liquidity resources currently on hand, and its dependence on the ability to obtain additional financing to fund its operations after the current resources are exhausted, about which there can be no certainty, have resulted in the assessment that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issuance date of these financial statements. While the Company has plans in place to mitigate this risk, which primarily consist of raising additional capital through equity financing or by entering into a strategic transaction, there is no guarantee that it will be successful in these mitigation efforts. In the event that the Company is not able to secure funding, it may be forced to curtail operations, delay or stop ongoing development activities, cease operations altogether, and/or file for bankruptcy.

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

Segments

The Company is managed and operated as one business which is currently focused on the sale and distribution of fire safety materials, equipment and fire prevention systems. The entire business is managed by a single management team that reports to the Chief Executive Officer. Similarly, the Company’s legacy operations within the biotechnology industry were also managed entirely by a single management team that reported into the Chief Executive Officer. The Company has not operated separate lines of business with respect to any of its operations and the Company did not prepare discrete financial information with respect to separate products or product candidates or by location through September 30, 2026. Accordingly, the Company views its current business as one reportable operating segment with operations in one geographic area, namely Malaysia.

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, are reported, net of any related tax effect, to arrive at comprehensive income (loss). No taxes were recorded on items of other comprehensive income (loss). There were no reclassifications out of other comprehensive income (loss) during the nine months ended September 30, 2026, and 2025 except that upon deconsolidation of the Company’s formerly wholly-owned United Kingdom based subsidiary on January 24, 2025, $0.9 million of accumulated comprehensive income (loss) was reclassified into earnings as part of the gain on deconsolidation, which is presented as a component of discontinued operations in the consolidated statements of operations

Foreign Currency and Currency Translation

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

Following the acquisition of Fitters Sdn. Bhd, the assets and liabilities this subsidiary have been translated from its functional currency into United States dollars at exchange rates prevailing at the balance sheet date. Average rates of exchange during the period are used to translate the statement of operations, while historical rates of exchange are used to translate any equity transactions. Translation adjustments arising on consolidation due to differences between average rates and balance sheet rates, as well as unrealized foreign exchange gains or losses arising from translation were recorded in other comprehensive loss.

Leases

The Company accounts for lease contracts in accordance with ASC 842. As of September 30, 2026, the Company’s outstanding leases are classified as operating leases.

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

Discontinued Operations

Operating losses for the three and nine months ended September 30, 2025 from discontinued operations related wholly to research and development expenditures incurred through the date the Company lost control over its previously wholly-owned United Kingdom subsidiary, Cyclacel Limited.

Total operating cash flows for the nine months ended September 30, 2025 from discontinued operations amounted to $4.1 million.

Revenue Recognition

Overview

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. The Company derives revenue primarily from the sale of various protective and fire safety equipment.

Nature of Goods and Services

The Company’s revenue is generated from the sale of tangible products, including:

●	Fire safety equipment and extinguishers;

●	Foam systems;

●	Fire resistant doors; and

●	Personal Protective Equipment (PPE) and Fire Safety Apparel.

All products are sold directly to customers (e.g., municipalities, fire contractors, distributors and individuals).

Disaggregation of Revenue

The Company disaggregates revenue by product category, which the Company believes best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The following table summarizes total revenue by product for the nine months ended September 30, 2026 and 2025 (in dollars):

	Product revenue (in $) for the nine months ended:
Product	September 30, 2026	September 30, 2025

Fire safety equipment	1,134,203	61,884
Safety apparel	422,856	12,513
Maintenance & Servicing	9,974	1,472
Project - supply & installation	-	5,092
Total Revenue	$1,567,033	$80,961

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

Contract assets and contract liabilities are not material to the business. Accounts receivable, before allowance for doubtful debt was $1.6 million and $1.7 million as of September 30, 2026 and December 31, 2025, respectively.

Significant Payment Terms

The Company’s payment terms vary by customer and contract but generally require payment within 30–60 days from the invoice date. The Company does not have significant financing components in its contracts, as the period between the transfer of goods and customer payment is typically less than one year.

Warranties

The Company provides assurance-type warranties that its products comply with agreed-upon specifications and are free from defects for a specified period. These warranties do not represent separate performance obligations. Such warranty reserves are immaterial.

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

3. Revenue

The Company recognized $0.5 million and $1.6 million of revenue for the three and nine months ended September 30, 2026 and $0.1 million of revenue for the three and nine months ended September 30, 2025, respectively. Revenue relates to product revenues from sales of fire safety equipment and services within the newly acquired Malaysian based subsidiary, Fitters Sdn. Bhd.

4. Net Loss per Common Share

The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

The following potentially dilutive securities have not been included in the computation of diluted net loss per share for the nine months ended September 30, 2026 and September 30, 2025, as the result would be anti-dilutive:

	September 30,	September 30,
	2026	2025
Stock options	24,827	24,937
Restricted stock units	-	10
Series A preferred stock	2	2
Common stock warrants	2,992	1,405,783
Total shares excluded from calculation	27,821	1,430,732

5. Accounts receivables

Accounts receivables consisted of the following (in $000s):

	September 30,	December 31,
	2026	2025
Accounts receivables, gross	1,571	1,704
Allowance for doubtful debt	(597)	(447)
Total accounts receivable, net	$974	$1,257

Allowance for doubtful debt, which stood at $597,000 as at September 30, 2026 and $447,000 as at December 31, 2025 is determined based on expected credit losses. Losses are provided at the rate of 10% against balances greater than 120-149 days, 25% against balances greater than 150-179 days, 35% against balances greater than 180-364 days, and 50% against balances greater than 365 days.

Movement in provision for doubtful debt
Provision for doubtful debt as of December 31, 2025	(447)
Increase in provision during the nine months ended September 30, 2026	(153)
Foreign exchange translation adjustment	3
Provision for doubtful debt as of September 30, 2026	$(597)

6. Inventory

Inventory consisted of the following (in $000s):

	September 30,	December 31,
	2026	2025
Raw materials	231	242
Work in progress	-	134
Finished goods	760	1,008
Total inventory	$991	$1,384

Inventory is recorded at the lower of cost or net realizable value, where cost is measured on a first-in, first-out basis.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in $000s):

	September 30,	December 31,
	2026	2025
Prepayments	87	6
Other current assets	71	104
	$158	$110

The prepayments balance comprises primarily of Directors & Officers liability insurance, whilst other current assets is largely comprised of Delaware franchise tax credit balances.

8. Non-Current Assets

The Company had $0.2 million non-current assets as of September 30, 2026 and December 31, 2025. This is related to a 1.7 million Malaysian Ringgit (approximately $0.4 million) loan to an unrelated customer. The loan is interest bearing at a rate of 8% per annum, and interest earned is recorded as a component of interest income.

9. Goodwill

Goodwill represents the excess of the consideration transferred over the estimated fair value of net identifiable assets acquired in our acquisition of Fitters Sdn Bhd. Under ASC 350, Intangibles—Goodwill and Other, goodwill is not amortized, but is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

The Company performs its annual goodwill impairment review on July 1 each year for its single reporting unit primarily comprising Fitters Sdn Bhd.

On July 1, 2026, the Company completed its most recent annual goodwill impairment test. As of the testing date, the Company compared the fair value of the single reporting unit with its carrying value. The fair value of the single reporting unit is equal to the market value of the Company as a whole, calculated based on the closing market price of the Company’s actively traded common stock, and adjusted for an estimated premium a market participant would pay to acquire control over the Company. The carrying value of the Company’s single reporting unit is the same as the shareholders’ equity of the Company as a whole, as calculated under U.S. generally accepted accounting principles.

Based on the assessment performed, the Company determined that the fair value of its reporting unit exceeded the carrying amount of the reporting unit as of the testing date. Consequently, no goodwill impairment losses were recorded.

However, the Company acknowledges that the amount by which the estimated fair value of the reporting unit exceeded its carrying amount was narrow – at July 1, 2026, the cushion was approximately $1.2 million. To estimate the fair value of the Company’s single reporting unit, the Company used its market capitalization as of the July 1, 2026 testing date, based on the end of day closing price of its common shares traded on the Nasdaq market, and adjusted that amount by a 15% control premium. Had the closing market price been slightly lower as of the testing date, or the Company’ calculations used a smaller control premium assumption, an impairment may have resulted.

As of September 30, 2026, the cushion between the estimated fair value of the reporting unit and its carrying amount declined to less than $0.1 million. The Company plans to perform an interim goodwill impairment test in the fourth quarter of 2026 given the small difference between the estimated fair value of the reporting unit and its carrying amount as of the end of the reporting period.

10. Accrued and Other Liabilities

Accrued and other current liabilities consisted of the following (in $000s):

	September 30,	December 31,
	2026	2025
Accrued legal and professional fees	$580	$500
Other current liabilities	54	215
	$634	$715

11. Leases

Following the acquisition of Fitters Sub on September 12, 2025, the Company utilizes three facilities in Malaysia, all on short term lease agreements. These lease agreements are renewable, with the Company having the option to extend the terms of the agreements. The Company terminated its lease agreement for its previous headquarters in Berkeley Heights, New Jersey, effective January 31, 2025.

For the nine months ended September 30, 2026, and 2025, the Company recognized operating lease expenses of $41,544 and $6,631 respectively. Cash payments made during the nine months ended September 30, 2026, and 2025 totaled $41,544 and $8,797, respectively, and were presented within cash outflows from operating activities. The remaining lease term of the Company’s longest lease as of September 30, 2026, is approximately 0.4 years. The discount rate used by the Company in determining the lease liability was 12%.

Remaining lease payments for the facilities are as follows (in $000s):

2026	3
2027	2
Thereafter	—
Total future minimum lease obligation	$5

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

Stock based compensation has been reported within expense line items on the consolidated statement of operations for the nine months ended September 30, 2026 and 2025 as shown in the following table (in $000s):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
General and administrative	$—	$1	$2	$1,596
Research and development	—	$5	—	83
Stock-based compensation costs	$—	$6	$2	$1,679

There were no stock options or restricted stock units granted during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, a total of 24,812 stock options and 0 restricted stock units were granted.

13. Stockholders’ Equity

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

Convertible Preferred Stock Equity Offerings

Series F Preferred Stock

A total of 3,000,000 shares of the Company’s Series F Preferred Stock were issued pursuant to a June 2025 Securities Purchase Agreement with certain accredited investors. The Company received proceeds of $3.0 million, net of issuance costs. All of the Series F preferred shares were converted into 654,000 shares of Common Stock and as of September 30, 2026, there were no remaining shares of the Series F Preferred Stock outstanding.

Series E Preferred Stock

A total of 1,000,000 shares of the Company’s Series E Preferred Stock were issued pursuant to a March 2025 Securities Purchase Agreement with certain accredited investors (the “Investors”). The Company received proceeds of $1.0 million, net of issuance costs. All of the Series E preferred shares were converted into 458,333 shares of Common Stock and as of September 30, 2026, there were no remaining shares of the Series E Preferred Stock outstanding.

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

Each share of Series C Preferred Stock was convertible into 0.011042 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), and each share of Series D Preferred Stock was convertible into 0.4583 shares of Common Stock. On February 26, 2025, all of the Series C preferred shares were converted in conjunction with the February 2025 Purchase Agreement. As of September 30, 2026, there were no remaining shares of the Series C Preferred Stock outstanding.

Similarly, 1,745,262 Series D preferred shares were converted in conjunction with the February 2025 Purchase Agreement and the remaining 354,738 Series D preferred shares were converted during the three months ended June 30, 2025. As of September 30, 2026, there were no remaining shares of the Series D Preferred Stock outstanding.

Warrants

June 2025 Warrants

As part of a warrant exchange agreement on September 4, 2025, issued pursuant to a securities purchase agreement in a June 2025 financing transaction, a total of 559,395 Series C common stock purchase warrants were exchanged for the issuance of 559,395 shares of common stock. The Company recorded a deemed dividend of $1,494,000 representing the difference between the fair value of the common stock received and the fair value of the warrants exchanged as of the exchange date.

As of September 30, 2026, no warrants to purchase Common Stock issued pursuant to the June 2025 financing transaction remained outstanding.

April 2024 Warrants

As of September 30, 2026, warrants to purchase a total of 1,242 shares of common stock issued pursuant to a securities purchase agreement in an April 2024 financing transaction (the “April 2024 Securities Purchase Agreement”) remained outstanding. A total of 62,750 warrants were issued pursuant to the April 2024 Securities Purchase Agreement. This consisted of i) pre-funded warrants to purchase 20,100 shares of common stock, exercisable immediately from the date of issuance, and with no expiry date, at an exercise price of $0.24 per warrant share, ii) series A warrants to purchase up to 20,704 shares of common stock, exercisable immediately from the date of issuance for a period of five and a half (5.5) years after the date of issuance, at an exercise price of $326.40 per warrant share, iii) series B warrants to purchase up to 20,704 shares of common stock, exercisable immediately from the date of issuance for a period of eighteen months after the date of issuance, at an exercise price of $326.40 per warrant share. The 1,242 Placement Agent Warrants issued pursuant to the Engagement Letter with the placement agent, are exercisable immediately from the date of issuance for a period of five and a half (5.5) years after the date of issuance, at an exercise price of $124.512 per warrant share.

A total of 0 and 20,704 Series A warrants were exercised during the nine months ended September 30, 2026 and September 30, 2025.

December 2023 Warrants

As of September 30, 2026, warrants to purchase a total of 1,750 shares of common stock issued pursuant to a securities purchase agreement in a December 2023 financing transaction remained outstanding. A total of 1,651 warrants, including 33 warrants issued in a concurrent private placement, are exercisable for a period of seven years after the date of issuance, at an exercise price of $765.60 per warrant share. A further 99 warrants issued in a concurrent placement agency agreement, are exercisable for a period of five years after the date of issuance, at an exercise price of $994.50 per warrant share.

There were no exercises of these warrants during the nine months ended September 30, 2026, or September 30, 2025.

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

As of September 30, 2026 and December 31, 2025, 264 shares of the Series A Preferred Stock remain issued and outstanding. The 264 shares of Series A Preferred Stock issued and outstanding at September 30, 2026, are convertible into 2 shares of common stock.

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

6% Convertible Exchangeable Preferred Stock

As of September 30, 2026, there were 135,273 shares of the Company’s 6% Convertible Exchangeable Preferred Stock (the “6% Preferred Stock”) issued and outstanding at an issue price of $10.00 per share. Dividends on the 6% Preferred Stock are cumulative from the date of original issuance at the annual rate of 6% of the liquidation preference of the 6% Preferred Stock, payable quarterly on the first day of February, May, August and November, commencing February 1, 2005. Any dividends must be declared by the Company’s board of directors and must come from funds that are legally available for dividend payments. The 6% Preferred Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends. As of September 30, 2026, there were no accrued and unpaid dividends.

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

14. Subsequent Events

Notice of Delisting or Failure to Satisfy a Continued Listing Rule

On October 29, 2026, the Company received a written notice (the “Nasdaq Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, based upon the closing bid price of the Company’s common stock, par value $0.001 per share, (the “Common Stock”) for the last 30 consecutive business days, the Common Stock did not meet the minimum bid price of $1.00 per share required by Nasdaq Listing Rule 5550(a)(2), initiating an automatic 180 calendar-day grace period for the Company to regain compliance.

The notice has no immediate effect on the listing or trading of the Company’s Common Stock, and the Common Stock will continue to trade on The Nasdaq Stock Market under the symbol “BGMS.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from the date of the notification, or until April 27, 2027, to achieve compliance with the minimum bid price requirement. The Company will regain compliance with the minimum bid price requirement if at any time before April 27, 2027, the bid price for the Company’s Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days.

The Company intends to continue to monitor the bid price levels for the Common Stock and will consider appropriate alternatives to achieve compliance within the initial 180 calendar-day compliance period, including, among other things, a potential reverse stock split, as part of the closing of the Business Combination Agreement dated June 4, 2026 with Future NRG Sdn. Bhd. There can be no assurance, however, that the Company will be able to achieve compliance.

Dividends on 6% Preferred Stock

On October 15, 2026, the board of directors of the Company declared a quarterly cash dividend of $0.15 per share on the Company’s 6% Convertible Exchangeable Preferred Stock scheduled for November 1, 2026. The cash dividend was paid on November 1, 2026, to Preferred Stock stockholders of record as of the close of business on October 26, 2026. The Board of Directors will continue to evaluate the payment of a quarterly cash dividend on a quarterly basis.

Business Combination Agreement with Future NRG Sdn. Bhd.

On June 4, 2026, the Company, Future NRG Sdn. Bhd., a Malaysia private limited company (“FNRG”) and each of the shareholders of FNRG (the “Selling Shareholders”), entered into a Business Combination Agreement (the “BCA”), pursuant to which the Selling Shareholders will voluntarily exchange all of their ordinary shares in FNRG for shares of common stock, par value $0.001 of the Company (the “Exchange Shares”), resulting in FNRG becoming a wholly owned subsidiary of the Company (the “Exchange”).

On June 16, 2026, the Company filed Form S-4 detailing the BCA. The Form S-4 was declared effective on October 8, 2026 with the Company to hold a Special Meeting on November 19, 2026 to obtain shareholder approval for the Exchange. At this Special Meeting, the Company is also seeking shareholder approval for an increase in the authorized share capital of up to 3,000,000 new shares; a reverse stock split with a ratio range of no less than 1 for 4 and no more than 1 for 16; and the issuance and sale of shares of parent common stock from time to time during the 24 month period immediately following the Exchange in one or more future financing transactions.

Per the terms and conditions of the BCA, at the closing of the Exchange, each then-outstanding ordinary share of FNRG will be converted into the right to receive a number of Exchange Shares calculated in accordance with the BCA. Under the exchange ratio formula in the BCA, upon the closing of the Exchange, on a pro forma basis and based upon the number of Exchange Shares to be issued in the Exchange, the Selling Shareholders will own more than 99% of the combined company and pre-Exchange Company stockholders will own less than 1% of the combined company.

Upon consummation of the Exchange, the Board is expected to consist of five members, four of whom will be designated by the Company and will include all of the current members except for Mr. Kiu Cu Seng. One Board member, Mr. Pun Kah Weng, will be designated by FNRG.

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

Overview

We are a diversified company that was formerly engaged in the biopharmaceutical industry. However, as of September 2025, we shifted our operations to focus on provision of fire safety protection and distribution activities. Specifically, on September 12, 2025, we completed our acquisition of Fitters Sdn. Bhd., a Malaysia-based group specializing in fire protection products and services. Headquartered in Malaysia, we are now focused on advancing opportunities across these distinct sectors whilst maintaining our commitment to driving long-term value creation for our stockholders. From the time of acquisition, substantially all of our efforts have been focused on the supply and trading of protective and fire safety equipment providing a wide range of fire safety products, including fire extinguishers, foam systems, fire-resistant doors, personal protective equipment, and fire safety apparel. Our mission is to deliver high-quality, certified safety solutions that enhance protection across commercial, industrial, healthcare, and residential sectors with a focus on trading and distribution to position us as a key player in Malaysia’s fire safety market, with a reputation for reliability and compliance with stringent regulatory standards.

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

On June 4, 2026, we entered into a Business Combination Agreement (“BCA”) to acquire Future NRG Sdn. Bhd. (“FNRG”) in a share exchange. Upon the closing of the transaction, the former owners of FNRG will own more than 99% of our outstanding common stock. We expect to account for this transaction as a reverse acquisition upon closing. The BCA contains certain termination rights for each party. In the event the Exchange is not closed by December 31, 2026, either party may terminate the BCA and the transactions contemplated thereunder.

Going Concern

We have cash and cash equivalents of $3.5 million as of September 30, 2026, which will allow us to meet our liquidity requirements into the second quarter of 2027. However, there remains substantial doubt about our ability to continue as a going concern. We are currently investigating ways to raise additional capital through private equity financing or by entering into a strategic transaction. In the event that we are not able to secure funding, we may be forced to curtail operations, delay or stop ongoing development activities, cease operations altogether, and/or file for bankruptcy.

There is substantial doubt that we can continue as an on-going business for the next twelve months. Although we expect our recently acquired subsidiary, Fitters Sdn. Bhd., to be profitable in the near term, it is yet to be determined if any future profits from this division can sustain the entire group. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our business plan.

As a result of the current economic environment, characterized by a global growth slowdown, and our lack of funding to implement our business plan, our Board of Directors has begun to analyze strategic alternatives available to the Company to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

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

Liquidity and Capital Resources

The following is a summary of our key liquidity measures as of September 30, 2026 and September 30, 2025 (in $000s):

	September 30,
	2026	2025
Cash and cash equivalents	$3,454	$3,838
Working capital:
Current assets	$5,577	$6,444
Current liabilities	(815)	(1,002)
Total working capital	$4,762	$5,442

Since our inception, we have relied primarily on the proceeds from sales of common and preferred equity securities to finance our operations and internal growth. Additional funding has come through research and development tax credits, government grants, the sale of product rights, interest on investments and licensing revenue. We have incurred significant losses since our inception. As of September 30, 2026, we had an accumulated deficit of $455.5 million.

Cash Flows

Cash from operating, investing and financing activities for the nine months ended September 30, 2026 and September 30, 2025 is summarized as follows (in $000s):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(917)	$(4,737)
Net cash used in investing activities	(1)	—
Net cash provided by financing activities	858	5,523

Operating activities

Net cash used in operating activities decreased by $3.8 million, from $4.7 million for the nine months ended September 30, 2025 to $0.9 million for the nine months ended September 30, 2026. The decrease in cash used by operating activities was primarily due to changes in working capital of $4.1 million following the acquisition of Fitters Sdn. Bhd. in September 2025 and lower year-over-year net losses of $1.4 million; offset by lower year-over-year stock compensation expense of $1.7 million.

Investing activities

Net cash used in investing activities was $1,000 for the nine months ended September 30, 2026 and $0 for the nine months ended September 30, 2025. Capital expenditure for the nine months ended September 30, 2026 was related to computer equipment.

Financing activities

Net cash provided by financing activities was $0.9 million for the nine months ended September 30, 2026 as a direct result of receiving $0.8 million, net of expenses, from the issuance of a Securities Purchase Agreement in a private placement, and the adjustment to issuance costs of $0.1 million under a warrant exchange agreement, as amended and offset by a dividend payment of approximately $61,000 to the holders of our 6% Preferred Stock.

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

Results of Operations

Three and Nine Months Ended September 30, 2026 and 2025

Revenues

We recognized $0.5 million and $0.1 million of revenue for the three months ended September 30, 2026 and 2025, respectively and $1.6 million and $0.1 million of revenue for the nine months ended September 30, 2026 and 2025, respectively. Revenue recognized relate to product revenues from sales of fire safety equipment and services within our wholly-owned Malaysian-based subsidiary, Fitters Sdn. Bhd. which was acquired in September 2025.

	Three Months Ended				Nine Months Ended
	September 30,		Difference		September 30,		Difference
	2026	2025	$	%	2026	2025	$	%
Product sales – fire safety	$454	$81	$373	460	$1,567	$81	$1,486	1,835
Total revenue	$454	$81	$373	460	$1,567	$81	$1,486	1,835

We expect our revenues in fire safety in general to grow modestly in the near term, but expect more elevated growth in revenues for fire safety equipment in future years, to service the rapid expansion of data centers in Southern Malaysia.

Cost of sales

We recognized $0.4 million and $0.1 million cost of sales for the three months ended September 30, 2026 and 2025, respectively and $1.2 million and $0.1 million for the nine months ended September 30, 2026 and 2025 respectively. This cost of sales is related to product revenue generated by Fitters Sdn. Bhd.

	Three Months Ended				Nine Months Ended
	September 30,		Difference		September 30,		Difference
	2026	2025	$	%	2026	2025	$	%
Cost of sales	$339	$64	$275	430	$1,230	$64	$1,166	1,822
Total cost of sales	$339	$64	$275	430	$1,230	$64	$1,166	1,822

Total cost of sales represented 35% and 6% of our operating expenses for the three months ended September 30, 2026 and 2025, respectively, and 45% and 1% of our operating expenses for the nine months ended September 30, 2026 and 2025, respectively. Our gross margins were approximately 25% and 21% of gross revenues for the three months ended September 30, 2026 and 2025, respectively, and approximately 22% and 21% of gross revenues for the nine months ended September 30, 2026 and 2025, respectively. We do not expect the product mix or margins to change significantly in the near term. We are, however, susceptible to potential increased costs brought about by geo-political events such as adverse movements in world oil prices.

General and Administrative Expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three and nine months ended September 30, 2026 and 2025 (in $000s except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Difference		September 30,		Difference
	2026	2025	$	%	2026	2025	$	%
General and administrative expenses	$635	$1,004	$(369)	(37)	$1,521	$6,467	$(4,946)	(76)
Total general and administrative expenses	$635	$1,004	$(369)	(37)	$1,521	$6,467	$(4,946)	(76)

Total general and administrative expenses represented 65% and 94% of our operating expenses for the three months ended September 30, 2026 and 2025, respectively 55% and 99% of our operating expenses for the nine months ended September 30, 2026 and 2025, respectively.

General and administrative expenses decreased by approximately $4.9 million from $6.5 million for the nine months ended September 30, 2025 to $1.5 million for the nine months ended September 30, 2026, due to several one-time costs associated with the two changes of control of the Company; primarily stock compensation expense of $1.6 million, D&O insurance costs of $0.9 million, compensation expense of $1.3 million, legal and professional costs of $1.5 million, and offset by general and administrative costs of $0.4 million associated with our Fitters subsidiary.

The future

We expect general and administrative expenditures for the year ended December 31, 2026 to be significantly lower than our expenditures for the year ended December 31, 2025, due to the various non-recurring one-time costs associated with the two changes of control of the Company during the prior year.

Other (expense) income, net

The following table summarizes other (expense) income, net for the three and nine months ended September 30, 2026 and 2025 (in $000 except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Difference		September 30,		Difference
	2026	2025	$	%	2026	2025	$	%
Foreign exchange gains (losses)	$(3)	$(14)	$11	(79)	$18	$(25)	43	$(172)
Interest income	44	9	35	389	62	17	45	265
Other income, net	33	$9	24	267	95	21	74	352
Total other income, net	$74	$4	$70	1,750	$175	$13	$162	1,246

Total other income increased by $70,000 from $4,000 for the three months ended September 30, 2025 to $74,000 for the three months ended September 30, 2026, and increased by $162,000 from $13,000 for the nine months ended September 30, 2025 to $175,000 for the nine months ended September 30, 2026.

Foreign exchange gains (losses)

Foreign exchange losses decreased by $11,000, from a loss of $14,000 for the three months ended September 30, 2025, to a loss of $3,000 for the three months ended September 30, 2026, and increased by $43,000, from a loss of $25,000 for the nine months ended September 30, 2025, to a gain of $18,000 for the nine months ended September 30, 2026.

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

Income Tax Charge

The following table summarizes total income tax provision for the three and nine months ended September 30, 2026 and 2025 (in $000s except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Difference		September 30,		Difference
	2026	2025	$	%	2026	2025	$	%
Income tax provision	$(3)	$-	$(3)	(100)	$(42)	$(2)	$(40)	(2,000)
Total income tax provision	$(3)	$-	$(3)	(100)	$(42)	$(2)	$(40)	(2,000)

Provision for income taxes is estimated and recorded as part of the consolidated statements of operations. Due to our history of losses, we set 100% allowances for all deferred income tax. Accordingly, we reported approximately $42,000 income tax provision for the nine months ended September 30, 2026, and approximately $2,000 income tax provision during the nine months ended September 30, 2025, with the increase attributable wholly to increased revenues.

Discontinued Operations

Following the liquidation of our former subsidiary Cyclacel Limited in January 2025 and the subsequent sale of our remaining research and development asset Plogosertib in October 2025, we no longer undertake any research and development related operations.

The following table provides information with respect to our research and development expenditures, presented as part of discontinued operations, for the three and nine months ended September 30, 2026 and September 30, 2025 (in $000s except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Difference		September 30,		Difference
	2026	2025	$	%	2026	2025	$	%
Transcriptional regulation (fadraciclib)	$-	$-	$-	-	$-	$389	$(389)	(100)
Anti-mitotic (plogosertib)	-	-	-	-	-	423	(423)	(100)
Other research and development expenses	-	$5	(5)	(100)	-	$83	(83)	(100)
Total research and development expenses	$-	$5	$(5)	(100)	$-	$895	$(895)	(100)

The following table provides information with respect to net other income from discontinued operations, for the three and nine months ended September 30, 2026 and September 30, 2025 (in $000s except percentages):

	Three Months Ended				Nine Months Ended
	September 30,		Difference		September 30,		Difference
	2026	2025	$	%	2026	2025	$	%
Gain on deconsolidation of subsidiary	$-	$-	$-	-	$-	$4,947	$4,947	(100)
Total other income, net from discontinued operations	$-	$-	$-	-	$-	$4,947	$4,947	(100)

The liquidation of our formerly wholly owned subsidiary and the subsequent deconsolidation thereof in January 2025 resulted in a $4.9 million gain on deconsolidation during the prior year.

Critical Accounting Policies and Estimates

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. We evaluate our estimates, judgments, and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We have made the following change to our critical accounting policies during the nine months ended September 30, 2026:

Goodwill Impairment Assessment

Goodwill represents the excess of the consideration transferred over the estimated fair value of identifiable net assets acquired. Goodwill was entirely generated by our acquisition of Fitters Sdn Bhd (“Fitters”). We have just one operating segment and a single reporting unit. The goodwill generated from the Fitters acquisition was assigned to our single reporting unit.

We test goodwill for impairment at least annually. We will perform more frequently interim testing if events or changes in circumstances indicate that the goodwill might be impaired. We have elected to test goodwill on July 1 of each year and our most recent goodwill impairment test was performed on July 1, 2026.

Methodology and Key Assumptions

The first step in testing goodwill for impairment is to compare the fair value of our single reporting unit with its carrying value as of the testing date. We estimate the fair value of our single reporting unit primarily using a market-based approach. Because our single reporting unit represents the entirety of our operations, its fair value is derived from the market capitalization of the Company’s actively traded common stock on the Nasdaq market, adjusted for an estimated control premium that we believe a market participant would pay to acquire control over the Company. The carrying value of the reporting unit equals the consolidated shareholders’ equity of the Company under U.S. generally accepted accounting principles.

The determination of fair value involves significant judgment and estimation uncertainty. The key assumptions subject to significant change include:

● Closing Market Price: The quoted market price of our common stock on the measurement date. We have elected to use the closing price published by Nasdaq as of the testing date.

● Control Premium: The estimated premium (15% as of July 1, 2026) added to our market capitalization to reflect market participant assumptions regarding control value.

Annual Test and Sensitivity Analysis

During the third quarter of 2026, we completed our annual goodwill impairment test as of July 1, 2026. Based on this quantitative assessment, we determined that the estimated fair value of the reporting unit exceeded its carrying amount. Consequently, no goodwill impairment was recorded.

However, the margin of safety (“cushion”) between the estimated fair value and carrying value of the reporting unit was narrow. As of July 1, 2026, the estimated fair value exceeded the carrying value by approximately $1.2 million. Slight declines in our common stock price or a reduction in the assumed control premium assumption as of the testing date could have eliminated this cushion and resulted in a goodwill impairment charge. For example, holding all other factors constant, eliminating the control premium altogether would have reduced the cushion to approximately $125,000.

Subsequent Events and Interim Impairment Test Plan

Subsequent to July 1, 2026, market volatility and changes in our stock price further reduced the estimated fair value of the reporting unit. As of September 30, 2026, the estimated cushion between the reporting unit’s fair value and carrying amount decreased to less than $100,000.

Due to the small cushion remaining at the end of the reporting period and the heightened sensitivity of the valuation to market price fluctuations, the Company plans to perform an interim quantitative goodwill impairment test during the fourth quarter of 2026. If the market price of our common stock experiences additional weakness or if our estimated control premium declines, it is reasonably likely that a material non-cash goodwill impairment charge will be recorded in the fourth quarter of 2026.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide information in response to this item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of September 30, 2026, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Following the acquisition of Fitters Sdn. Bhd. on September 12, 2025, there have been some changes in internal control over financial reporting. However, these changes have not materially affected our internal controls over financial reporting for the quarter ended September 30, 2026. We continue to evaluate our internal controls processes to ascertain if any changes have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings

On or about May 13, 2026, David Lazar (“Lazar”), an investor and former interim CEO of Cyclacel Pharmaceuticals, Inc., brought an action in the Supreme Court of the State of New York, New York County, against Datuk Dr. Doris Wong Sing Ee, the current CEO and Executive Director of Bio Green Med Solution, Inc., f/k/a Cyclacel Pharmaceuticals, Inc. (the “Company”), Kiu Cu Seng, Kwang Fock Chong, Inigo Angel Laurduraj, and Dr. Satis Waran Nair Krishnan, all of whom are members of the Board of Directors of the Company, titled David Lazar v. Datuk Dr. Doris Wong Sing Ee, Kiu Cu Seng, Kwang Fock Chong, Inigo Angel Laurduraj, and Dr. Satis Waran Nair Krishnan, Index No. 652797/2026 (the “2026 Action”). The Company is not a party to the 2026 Action. The 2026 Action alleges two causes of action for breach of fiduciary duty and seeks damages in the total amount of approximately $12 million. All defendants have moved to dismiss the 2026 Action, which motion is currently sub judice. The Company believes the 2026 Action is without merit. All defendants in the 2026 Action are covered under the Company’s directors’ and officers’ liability insurance policy.

On or about September 2, 2025, Lazar brought a separate action in the Supreme Court of the State of New York, New York County, against Datuk Dr. Doris Wong Sing Ee, titled David Lazar v. Datuk Dr. Doris Wong Sing Ee, Index No. 655184/2025 (the “2025 Action”). The Company is not a party to the 2025 Action. The complaint alleged four causes of action, to wit, breach of contract, breach of implied covenant of good faith and fair dealing, conversion, and unjust enrichment, and seeks damages in the total amount of $629,501.36. The defendant brought a motion to dismiss, pursuant to which the Court dismissed all causes of action except the first cause of action for breach of contract. The defendant is currently appealing the denial of the motion to dismiss that cause of action. The 2025 Action is currently in discovery. The Company believes the 2025 Action is without merit. Datuk Dr. Doris Wong Sing Ee is covered under the Company’s directors’ and officers’ liability insurance policy.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2026, and in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, on June 10, 2026, the Company sold an aggregate of 1,103,338 shares of its common stock (the “Shares”) to certain foreign accredited investors (the “Investors”) at $0.72 per share. The sale was made under a Securities Purchase Agreement, for aggregate gross proceeds of $794,403, in reliance on Regulation S under the Securities Act of 1933, as amended. At the same time, the Company entered into a Registration Rights Agreement with the Investors. To satisfy its obligations under the Registration Rights Agreement, on October 9, 2026, the Company filed with the SEC a Registration Statement on Form S-3 (File No. 333-299610) registering the resale of the Shares by the Investors. The Company will not receive any proceeds from the Investors’ resale of the Shares.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number		Description
31.1*		Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		The following materials from Bio Green Med Solution, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline eXtensible Business Reporting Language (included with Exhibit 101).

	*	Filed herewith.
	#	Management contract or compensatory plans or agreements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

BIO GREEN MED SOLUTION, INC.

Date: November 12, 2026	By:	/s/ Datuk Dr. Doris Wong
Datuk Dr. Doris Wong
Chief Executive Officer and Executive Director

